Form 10-K
period 1993-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1994-03-08
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
 /x/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993
                                     - or -

 / /        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the Transition period from __________ to__________

                         Commission File Number 0-4491

                      FIRST TENNESSEE NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                    62-0803242
(State or other jurisdiction of                    (I.R.S. Employer Identi-
incorporation or organization)                         fication Number)

165 Madison Avenue, Memphis, Tennessee                      38103
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including Area Code:  901-523-5630

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      $2.50 Par Value Common Capital Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               X   YES        NO
                                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                               -----

At February 23, 1994, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $1,116,000,000.

At February 23, 1994, the registrant had 30,175,456 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report To Shareholders for the year ended 12/31/93 - Parts I, II, and IV.

2. Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 04/19/94 - Part III (to be provided by amendment not later than 120 days after the end of the 1993 fiscal year per General Instruction G(3) to Form 10-K).

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1993, the Corporation had total assets of $9.6 billion and ranked first in terms of total assets among Tennessee-headquartered bank holding companies and ranked in the top 65 nationally.

        Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services. The Corporation derives substantially all of its consolidated total pre-tax operating income and consolidated revenues from the banking business. As a bank holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allows coordination of selected policies and activities. The Corporation assesses the Bank and its subsidiaries for services they receive on a formula basis it believes to be reasonable.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 1993 it generated gross revenue of approximately $841 million and contributed 96.1% of consolidated net income from continuing operations. At December 31, 1993, the Bank had $9.4 billion in total assets, $7.0 billion in total deposits, and $5.8 billion in net loans. Within the State of Tennessee on December 31, 1993, it ranked first among banks in terms of total assets and deposits. Nationally, it ranked in the top 100 in terms of total assets and deposits as of December 31, 1993. On December 31, 1993, the Corporation's subsidiary banks had 214 banking locations in 20 Tennessee counties, including all of the major metropolitan areas of the state, and 4 banking locations in Mississippi.

         An element of the Corporation's business strategy is to seek acquisitions that would enhance long-term shareholder value. The Corporation has an acquisitions department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy.

         The Corporation significantly expanded its mortgage banking operations at the end of 1993. On October 1, 1993, the Bank acquired Maryland National Mortgage Corporation, Baltimore, Maryland ("MNMC") and its wholly-owned subsidiary, Atlantic Coast

Mortgage Company, in a transaction accounted for as a purchase. At the time of acquisition, MNMC had total assets of approximately $538 million and a mortgage servicing portfolio of approximately $4.0 billion. On January 4, 1994, the Corporation acquired SNMC Management Corporation, the parent of Sunbelt National Mortgage Corporation, Dallas, Texas ("SNMC") in a transaction accounted for as a pooling-of-interests. SNMC became a subsidiary of the Bank at the close of the transaction. At the time of the acquisition, SNMC had total assets of approximately $451 million and a mortgage servicing portfolio of approximately $6.0 billion.

         The Corporation provides the following services through its subsidiaries:

         .       general banking services for consumers, small businesses,
                 corporations, financial institutions, and governments
         .       bond division-primarily sales and underwriting of
                 bank-eligible securities and mortgage loans and advisory
                 services to other financial institutions
         .       mortgage banking services
         .       trust, fiduciary, and agency services
         .       a nationwide check clearing service
         .       merchant credit card and automated teller machine transaction processing
         .       discount brokerage, brokerage, venture capital, equipment
                 finance and credit life insurance services
         .       investment and financial advisory services
         .       mutual fund sales as agent
         .       check processing software and systems.

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency as a government securities broker/dealer. The bond division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer with offices in Memphis and Knoxville, Tennessee; Mobile, Alabama; and Overland Park, Kansas. The subsidiary banks are supervised and regulated as described below. First Tennessee Investment Management, Inc., is registered with the SEC as an investment adviser. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. is registered with the SEC as a broker-dealer.

         Expenditures for research and development activities were not material for the years 1991, 1992 or 1993.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 1993, the Corporation and its subsidiaries had approximately 5,653 full-time-equivalent employees, not including contract labor for certain services, such as guard and house-keeping.

Supervision and Regulation.

         The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is registered with the Board of Governors of the Federal Reserve System (the "Board"). The Corporation is required to file with the Board annual and quarterly reports and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Corporation and its subsidiaries. The following summary of the Act and of the other acts described herein is qualified in its entirety by express reference to each of the particular acts and the applicable rules and regulations thereunder.

         GENERAL

                 As a bank holding company, the Corporation is subject to the regulation and supervision of the Board under the BHCA. Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The BHCA also restricts the types of activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

                In addition, the BHCA generally prohibits, subject to certain limited exceptions, the Federal Reserve Board from approving an application by a bank holding company to acquire shares of a bank or bank holding company located outside the acquiror's principal state of operations unless such an acquisition is specifically authorized by statute in the state in which the bank or bank holding company whose shares are to be acquired is located. Tennessee has adopted legislation that authorizes nationwide interstate bank acquisitions, subject to certain state law reciprocity requirements, including the filing of an application with and approval of the Tennessee Commissioner of Financial Institutions. The Tennessee Bank Structure Act of 1974 prohibits a bank holding company from acquiring any bank in Tennessee if the banks that it controls hold 16 1/2% or more of the total deposits in individual, partnership and corporate demand and other transaction accounts, savings accounts and time deposits in all federally insured financial institutions in Tennessee, subject to certain limitations and exclusions. As of December
         31, 1993, the Corporation estimates that its subsidiary banks (the "Subsidiary Banks") held approximately 12% of such deposits. Also, under this act, no bank holding company may acquire any bank in operation for less than five years or begin a de novo bank in any county in Tennessee with a population, in 1970, of 200,000 or less, subject to certain exceptions. Under Tennessee law, branch banking is permitted in any county in the state.

                The Subsidiary Banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank is a national banking association subject to regulation and supervision by the Comptroller of the Currency (the "Comptroller") as its primary federal regulator, as is First Tennessee Bank National Association Mississippi, which is headquartered in Southaven, Mississippi. The remaining Subsidiary Bank, Peoples and Union Bank, is a Tennessee state-chartered bank that is not a member of the Federal Reserve System, and therefore is subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as its primary federal regulator, as well as state banking authorities. In addition all of the Subsidiary Banks are insured by, and subject to regulation by, the FDIC. The Subsidiary Banks are subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of such regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         PAYMENT OF DIVIDENDS

                 The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Corporation, including cash flow to pay dividends on its stock or principal (premium, if any) and interest on debt securities, is dividends from the Subsidiary Banks. There are statutory and regulatory limitations on the payment of dividends by the Subsidiary Banks to the Corporation, as well as by the Corporation to its shareholders.

                 Each Subsidiary Bank that is a national bank is required by federal law to obtain the prior approval of the Comptroller for the payment of dividends if the total of all dividends declared by the board of directors of such Subsidiary Bank in any year will exceed the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

                 State-chartered banks are subject to varying restrictions on the payment of dividends under applicable state laws. With respect to Peoples and Union Bank, Tennessee law imposes dividend restrictions substantially similar to those imposed under federal law on national banks, as described above.

                 If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

                 In addition, under the Federal Deposit Insurance
         Corporation Improvement Act of 1991 ("FDICIA"), a FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized. See "--FDICIA."

                 At December 31, 1993, under dividend restrictions imposed under applicable federal and state laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $168.2 million.


                 The payment of dividends by the Corporation and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         TRANSACTIONS WITH AFFILIATES

                 There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries can borrow or otherwise obtain credit from the Subsidiary Banks. There are also legal restrictions on the Subsidiary Banks' purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, a Subsidiary Bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, a Subsidiary Bank (including for purposes of this paragraph all subsidiaries of such Subsidiary Bank) may not extend credit to the Corporation or to any other affiliate (other than another Subsidiary Bank and certain exempted affiliates) in an amount which exceeds 10% of the Subsidiary Bank's capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus.
         Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by these banks to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between a Subsidiary
         Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such Subsidiary Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         CAPITAL ADEQUACY

                The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and other intangible assets, subject to certain exceptions ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1993, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 9.60% and 12.14%, respectively.

                In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other intangible assets, subject to certain exceptions (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of at least 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 1993 was 6.55%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

                 Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller or the FDIC, as the case may be. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1993. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

                Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, to certain restrictions on its business and, in certain situations, the appointment of a conservator or receiver. See "--FDICIA."

                 All of the federal banking agencies have proposed regulations that would add an additional risk-based capital requirement based upon the amount of an institution's exposure to interest rate risk.

         HOLDING COMPANY STRUCTURE AND SUPPORT OF SUBSIDIARY BANKS

                 Because the Corporation is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of the Subsidiary Banks) except to the extent that the Corporation may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over other creditors in the event of liquidation of a bank subsidiary.

                 Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to, and commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve Board policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         CROSS-GUARANTEE LIABILITY

                 Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Subsidiary Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Subsidiary Banks would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Corporation's other Subsidiary Banks and a potential loss of the Corporation's investment in such other Subsidiary Banks.

         FDICIA

                 The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, an FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a Total Risk-Based Capital Ratio of less than 6%, a Tier 1 Risk-Based Capital Ratio of less than 3% or a Leverage Ratio of less than 3% and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

                 The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.


                 FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

                 Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within 90 days of the date on which they become critically undercapitalized.

                 The Corporation believes that at December 31, 1993 all of the Subsidiary Banks were well capitalized under the criteria discussed above.

                 Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. See the "Effect of Governmental Policies" subsection.

         BROKERED DEPOSITS AND "PASS-THROUGH" INSURANCE

                 The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that all the Subsidiary Banks were well capitalized as of December

         31, 1993, the Corporation believes the brokered deposits regulation will have no present effect on the funding or liquidity of any of the Subsidiary Banks.

         FDIC INSURANCE PREMIUMS

                 The Subsidiary Banks are required to pay semiannual FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule which has increased the assessment rates for most FDIC-insured depository institutions. Under the new schedule, the premiums initially range from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

                 The FDIC is authorized by federal law to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on the Subsidiary Banks' and the Corporation's earnings.

                 Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

         DEPOSITOR PREFERENCE

                 The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

Competition.

         The Corporation and its subsidiaries face substantial competition in all aspects of the businesses in which they engage from national and state banks located in Tennessee and large out-of-state banks as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market mutual funds, insurance companies, securities firms, mortgage banking companies and others. For information on the competitive position of the Corporation and the Bank, refer to page 1. Also, refer to the subsections entitled "Supervision and Regulation" and "Effect of Governmental Policies," both of which are relevant to an analysis of the Corporation's competitors. Due to the intense competition in the financial industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds.

         Specific reference is made to the Consolidated Financial Review section, including the subsections entitled "Deposits" and "Liquidity," contained in the Corporation's 1993 Annual Report to Shareholders (the "1993 Annual Report"), which is specifically incorporated herein by reference, along with all of the tables and graphs in the 1993 Annual Report, which are identified separately in response to Item 7 of Part II of this Form 10-K, which are incorporated herein by reference. As permitted by SEC rules, attached to this Form 10-K as Exhibit 13 are only those sections of the 1993 Annual Report that have been incorporated by reference into this Form 10-K.

Interest Ceiling.

         The maximum rates that can be charged by lenders are governed by specific state and federal laws. Most loans made by the Corporation's banking subsidiaries are subject to the limits contained in Tennessee's general usury law (the "Usury Law") or the Industrial Loan and Thrift Companies Act (the "Industrial Loan Act"), with certain categories of loans subject to other state and federal laws. The Usury Law provides for a maximum rate of interest which is the lesser of 4% above the average prime loan rate published by the Board of Governors of the Federal Reserve System or 24% per annum. The Industrial Loan Act generally provides for a maximum rate of 24% per annum plus certain additional loan charges. In addition, state statutory interest rate ceilings on most first mortgage loans on residential real estate are preempted by federal law. Also, Tennessee law permits interest on credit card balances not to exceed 21% per annum plus certain fees established by contract.


Effect of Governmental Policies.

        The Bank is affected by the policies of regulatory authorities, including the Federal Reserve System and the Comptroller. An important function of the Federal Reserve System is to regulate the national money supply.

         Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal

Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

         The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Corporation and the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

         Bills are pending before the United States Congress and the Tennessee General Assembly which could affect the business of the Corporation and its subsidiaries, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Consolidated Financial Review Section in the 1993 Annual Report along with all of the tables and graphs identified in response to Item 7 of Part II of this Form 10-K; certain information not contained in the Annual Report, but required by Guide 3, is contained in the tables on the immediately following pages:

                      FIRST TENNESSEE NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                            BALANCES AT DECEMBER 31
                                  (Thousands)
                                  (Unaudited)

II.  Investment
       Portfolio
     (Book Value):                             1993          1992          1991
- -------------------------------------------------------------------------------
Mortgage-backed securitites &
     collateralized mortgage
     obligations                       $  1,634,873  $  2,330,943  $  1,831,526

U.S. Treasury and other
     U. S. government agencies              338,447       341,799       368,791

States and political subdivisions            56,430        88,276       115,411

Other                                        86,951       150,925       210,424
- -------------------------------------------------------------------------------
              Total                    $  2,116,701  $  2,911,943  $  2,526,152
===============================================================================


III. Loan
       Portfolio                               1993          1992          1991          1990          1989
- -----------------------------------------------------------------------------------------------------------
Commercial                             $  2,518,980  $  2,199,965  $  2,231,366  $  2,106,626  $  2,031,667

Consumer                                  1,735,579     1,265,993     1,061,018     1,029,262     1,014,583

Credit card receivables                     428,074       412,207       402,822       366,706       304,548

Real estate construction                     75,844        48,598       107,466       197,217       258,970

Real estate mortgage                        495,855       586,597       633,850       632,877       589,550

Nonaccrual                                   24,805        28,712        43,479        69,685        48,411
- -----------------------------------------------------------------------------------------------------------
              Total                    $  5,279,137  $  4,542,072  $  4,480,001  $  4,402,373  $  4,247,729
===========================================================================================================


VII. Short-Term
       Borrowings                              1993          1992          1991
- -------------------------------------------------------------------------------
Federal funds purchased and
     securities sold under
     agreements to repurchase          $  1,009,473  $    753,409  $    677,687

Commercial paper                             32,283        21,856        21,658

Other short-term borrowings                 288,292       235,018        49,608
- -------------------------------------------------------------------------------
              Total                    $  1,330,048  $  1,010,283  $    748,953
===============================================================================

FOREIGN OUTSTANDINGS AT DECEMBER 31


                                             1993                 1992                  1991
                                          -----------------     ----------------     ------------------
                                                    % Total              % Total               % Total
(Dollars in thousands)                     Amount    Assets     Amount    Assets     Amount     Assets
- --------------------------------------------------------------------------------------------------------
BY COUNTRY:
United Kingdom                           $  2,454       .03 % $     72       --  % $     280       --  %
Israel                                      2,142       .02      1,707       .02       1,506       .02
Indonesia                                     715       .01        356       --          384       --
Japan                                         585       .01        404       .01          50       --
Canada                                        296       --          86       --       30,529       .35
Saudi Arabia                                  241       --         120       --          --        --
France                                         20       --          83       --       71,582       .82
All other                                     145       --       1,797       .02       1,574       .02
- --------------------------------------------------------------------------------------------------------
        Total                            $  6,598       .07 % $  4,625       .05 % $ 105,905      1.21 %
========================================================================================================
BY TYPE:
Loans:
  Banks and other financial institutions $  4,073       .04 % $  2,227       .03 % $   2,112       .03 %
  Governments and other institutions        2,000       .02      1,812       .02       1,825       .02
- --------------------------------------------------------------------------------------------------------
        Total loans                         6,073       .06      4,039       .05       3,937       .05
Cash                                          478       .01        315       --          225       --
Investment in bank time deposits              --        --         --        --      100,000      1.14
Customers' acceptances                         47       --         226       --           17       --
Accrued interest receivable                   --        --          45       --        1,726       .02
- --------------------------------------------------------------------------------------------------------
        Total                            $  6,598       .07 % $  4,625       .05 % $ 105,905      1.21 %
========================================================================================================


MATURITIES OF SHORT-TERM PURCHASED FUNDS AT DECEMBER 31, 1993


                                                               0-3            3-6       6-12      Over 12
(Dollars in thousands)                                        Months        Months     Months     Months       Total
- -----------------------------------------------------------------------------------------------------------------------
Certificates of deposit $100,000 and more                $     223,187   $   60,846  $  37,071  $  59,897  $    381,001
Federal funds purchased and securities
  sold under agreements to repurchase                        1,009,473          --         --         --      1,009,473
Commercial paper and other short-term borrowings               312,276          799      2,500      5,000       320,575
- -----------------------------------------------------------------------------------------------------------------------
        Total                                            $   1,544,936   $   61,645  $  39,571  $  64,897  $  1,711,049
=======================================================================================================================

                                     ITEM 2
                                   PROPERTIES

         The Corporation has no properties that it considers materially important to its financial statements.

                                     ITEM 3
                               LEGAL PROCEEDINGS

         The Corporation is a party to no material pending legal proceedings the nature of which are required to be disclosed pursuant to the Instructions contained in the Form of this Report.

                                     ITEM 4
                        SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 1994. Officers are elected for a term of one year and until their successors are elected and qualified.

         Name and Age                      Offices and Positions - Year First
         ------------                      ----------------------------------
                                                    Elected to Office
                                                    -----------------
Susan Schmidt Bies                         Executive Vice President (1985) and
Age: 46                                    Chief Financial Officer (1984) of
                                           the Corporation and the Bank

J. Kenneth Glass                           President - Tennessee Banking Group
Age:  47                                   of the Bank (1993)

Ralph Horn                                 President and Chief Operating
Age: 52                                    Officer of the Corporation (1991) and
                                           the Bank (1993)

Harry A. Johnson, III                      Executive Vice President (1990) and
Age: 45                                    General Counsel (1988) of the
                                           Corporation and the Bank

James F. Keen                              Senior Vice President (1988) of the
Age: 43                                    Corporation and the Bank, Controller (1988)
                                           of the Corporation and principal accounting
                                           officer

John C. Kelley. Jr.                        President - Memphis Banking Group of
Age:  49                                   the Bank (1993)

George Perry Lewis                         Executive Vice President of the
Age: 55                                    Bank (1976) and Money Management
                                           Group Manager

John P. O'Connor, Jr.                      Executive Vice President of the
Age: 50                                    Bank (1987) and Chief Credit
                                           Officer (1988)

Ronald Terry                               Chairman of the Board and Chief
Age: 63                                    Executive Officer of the
                                           Corporation (1973) and of the Bank
                                           (1979)

G. Robert Vezina                           Executive Vice President of the
Age: 59                                    Corporation and the Bank (1989) and
                                           Personnel Division Manager

         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Mr. Terry was President of the Corporation prior to August 1991. Mr. Horn was Vice Chairman of the Bank from August 1991 through January 1993. Prior to August 1991, Mr. Horn was Executive Vice President of the Bank and Manager of its Bond Division. Mr. Glass was Executive Vice President of the Bank and Tennessee Banking Group Manager prior to January 1993. Mr. Kelley was Executive Vice President of the Bank and Corporate Services Group Manager prior to January of 1993. Mr. Keen was Controller of the Bank prior to January 1993. Prior to October 1990, Mr. Johnson was a Senior Vice President of the Corporation and the Bank. Prior to October 1989, Mr. Vezina was a Senior Vice President of the Corporation and the Bank.

                                    PART II

                                     ITEM 5
                   MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock, $2.50 par value, trades over-the-counter on the National Association of Securities Dealers Automated Quotation System -- National Market System under the symbol FTEN. As of December 31, 1993, there were 7,893 shareholders of record of the Corporation's common stock. Generally, quarterly dividend payments are made on the first day of January, April, July and October. The Corporation has declared the following respective quarterly dividends per share during each quarter, commencing with first quarter 1992: $.28, $.28, $.28, $.36, $.36, $.36, $.36, and $.42. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial Data Table, Note 16 to the Consolidated Financial Statements, and the Liquidity subsection of the Consolidated Financial Review section in the 1993 Annual Report and to The Payment of Dividends subsection contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

                                     ITEM 6
                            SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to Selected Financial Data Table in the 1993 Annual Report.


                                     ITEM 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to Consolidated Financial Review Section in the 1993 Annual Report and the following tables and graphs in the 1993 Annual Report:

GRAPHS:
- -------
Return on Average Equity
Return on Average Assets
Earnings Per Share
Earnings Trend
Net Interest Margin and Spread
Profitability Per Employee
Earning Asset Mix as a Percentage of Average Assets
Average Loan Composition
Deposits and Other Interest-Bearing Liabilities
   as a Percentage of Average Assets
Net Charge-Offs
Nonperforming Loans
Nonperforming Assets to Total Loans
Cumulative Changes in Nonaccrual Loans and
   Other Real Estate since Year-End 1988 (Quarterly)
Cumulative Changes in Classified Assets Since
   Year-End 1988 (Quarterly)

TABLES:
- -------
Analysis of Changes in Net Interest Income
Analysis of Noninterest Income and Noninterest Expense
Summary of Quarterly Financial Information
Rate Sensitivity Analysis at December 31, 1993
Maturities of Investment Securities at December 31, 1993
Maturities of Loans at December 31, 1993
Consumer Loans by Product at December 31
Regulatory Capital at December 31
Net Loans and Foreclosed Real Estate at December 31
FTBNA Loans Secured by Real Estate at December 31
Analysis of Allowance for Loan Losses
Changes in Nonperforming Assets at December 31
Nonperforming Assets at December 31
Selected Financial Data
Credit Ratings at December 31,1993
Net-Charge Offs as a Percentage of Average Loans, Net of Unearned Income Obligations of States and Municipalities by Quality Rating at December 31, 1993 Consolidated Average Balance Sheet and Related Yields and Rates


                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to Consolidated Financial Statements and the notes there to and to the Summary of Quarterly Financial Information Table.

                                     ITEM 9
                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is inapplicable.


                                    PART III

                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's Proxy Statement to be mailed to shareholders in connection with the Corporation's Annual Meeting of Shareholders scheduled for April 19, 1994, (the "1994 Proxy Statement"), which will be filed by amendment to this Form 10-K, pursuant to General Instruction G(3) to such form. The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to
Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Compliance with Section 16(a) of the Exchange Act" Section of the 1994 Proxy Statement.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 1994 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return

Performance Graph).

                                    ITEM 12
                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is incorporated herein by reference to the Stock Ownership Table and the two paragraphs preceding the table in the 1994 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 1994 Proxy Statement.

                                    PART IV

                                    ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as a part of this Report:

                 Financial Statements:

                 The consolidated financial statements of the Corporation, and the notes thereto, for the three years ended December 31, 1993, in the 1993 Annual Report, are incorporated herein by reference. The Report of Independent Public Accountants, in the 1993 Annual Report, is incorporated herein by reference. The report of the other auditors referenced in the Report of Independent Public Accountants, attached hereto as Exhibit 99(b), is incorporated herein by reference.

                 Financial Statement Schedules:  Not applicable.

                 Exhibits:

                  (2) Stock Purchase Agreement dated as of August 19, 1993, by and between the Bank and MNC Financial, Inc.
                  (3)(i) Restated Charter of the Corporation, as amended, attached as Exhibit 3(a) to Corporation's 1991 Annual Report on Form 10-K and incorporated herein by reference.
                  (3)(ii)         Bylaws of the Corporation, as amended.
                  (4)(a) Shareholder Protection Rights Agreement, dated as of 9-7-89 between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of

                                  Rights Certificate and of Election to
                                  Exercise and as Exhibit B the form of Charter
                                  Amendment designating a series of
                                  Participating Preferred Stock of the
                                  Corporation with terms as specified, attached
                                  as an exhibit to the Corporation's
                                  Registration Statement on Form 8-A filed
                                  9-8-89, and incorporated herein by reference.
                  (4)(b)          Indenture, dated as of 6-1-87, between the
                                  Corporation and Security Pacific National
                                  Trust Company (New York), Trustee, attached
                                  as an exhibit to the Corporation's Annual
                                  Report on Form 10-K for the year ended
                                  12-31-91, and incorporated herein by
                                  reference.
                  (4)(c)          The Corporation and certain of its
                                  consolidated subsidiaries have outstanding
                                  certain long-term debt.  See Note 13 in the
                                  Corporation's 1993 Annual Report to
                                  Shareholders.  None of such debt exceeds
                                  10% of the total assets of the Corporation
                                  and its consolidated subsidiaries.  Thus,
                                  copies of constituent instruments defining
                                  the rights of holders of such debt are not
                                  required to be included as exhibits.  The
                                  Corporation agrees to furnish copies of such
                                  instruments to the Securities and Exchange
                                  Commission upon request.
                 *(1O)(a)         Management Incentive Plan, as amended.(1)
                 *(1O)(b)         1983 Restricted Stock Incentive Plan, as
                                  amended.(1)
                 *(1O)(c)         1989 Restricted Stock Incentive Plan, as
                                  amended.(1)
                 *(1O)(d)         1992 Restricted Stock Incentive Plan.(1)
                 *(10)(e)         1984 Stock Option Plan, as amended.(1)
                 *(1O)(f)         1990 Stock Option Plan, as amended.(1)
                 *(1O)(g)         Survivor Benefits Plan, as amended.(1)
                 *(1O)(h)         Directors and Executives Deferred
                                  Compensation Plan, as amended.(1)
                 *(1O)(i)         Pension Restoration Plan.(2)
                 *(1O)(j)         Director Deferral Agreements with Schedule.(2)
                 *(10)(k)         Severance Agreements dated 12-15-92 with
                                  schedule.(2)
                  (11)            Statement re: computation of per share
                                  earnings.
                  (13)            The portions of the 1993 Annual Report to
                                  Shareholders which have been incorporated by reference into this Form 10-K.
                  (21)            Subsidiaries of the Corporation.
                  (24)            Power of Attorney
                  (99)(a)         Annual Report on Form ll-K for the
                                  Corporation's Savings Plan and Trust, for fiscal year ended 12- 31-93, as authorized by

                                  SEC Rule 15d-21 (to be filed as an amendment to Form lO-K).

                  (99)(b)         Report of other auditors.

         *Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

         (2) These documents are incorporated herein by reference to exhibits 10(j), 10(k), and 10(l), respectively, contained in the Corporation's 1992 Annual Report on Form 10-K.

         (b) A report on Form 8-K was filed on October 18, 1993 (with a date of report of October 1, 1993), disclosing under
                  Item 2 ("Acquisition or Disposition of Assets") the closing of the acquisition of MNMC by the Bank. The report contained audited MNMC consolidated financial statements of financial condition as of 12-31-92 and 12-31-91, and statements of income, statements of changes in stockholders' equity, and statements of cash flows, each for the years ended 12-31-92 and 12-31-91 and contained FTNC pro forma combined condensed statement of condition as of 6-30-93, statements of income for the six months ended 6-30-93 and statements of income for the year ended 12-31-92.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 1994.


                            FIRST TENNESSEE NATIONAL CORPORATION


                            By:     James F. Keen
                                    -------------------------------------
                                    James F. Keen,
                                    Senior Vice President and
                                    Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                                  Title                                           Date
         ---------                                                  -----                                           ----
Ronald Terry*                                               Chairman of the Board                              March 7, 1994
- ----------------------                                      and Chief Executive Officer
Ronald Terry                                                (principal executive officer)


Susan Schmidt Bies*                                         Executive Vice President                           March 7, 1994
- ----------------------                                      and Chief Financial Officer
Susan Schmidt Bies                                          (principal executive officer)


James F. Keen*                                              Senior Vice President and                          March 7, 1994
- ----------------------                                      Controller
James F. Keen                                               (principal accounting officer)


Jack A. Belz*                                               Director                                           March 7, 1994
- ----------------------
Jack A. Belz


Robert C. Blattberg*                                        Director                                           March 7, 1994
- ----------------------
Robert C. Blattberg


John Hull Dobbs*                                            Director                                           March 7, 1994
- ----------------------
John Hull Dobbs


Ralph Horn*                                                 Director                                           March 7, 1994
- ----------------------
Ralph Horn


                                                            Director                                           March  , 1994
- ----------------------                                                                                               -
J. R. Hyde, III


                                                            Director                                           March  , 1994
- ----------------------                                                                                               -
Joseph Orgill, III


Cameron E. Perry*                                           Director                                           March 7, 1994
- ----------------------
Cameron E. Perry


Richard E. Ray*                                             Director                                           March 7 , 1994
- ----------------------
Richard E. Ray

Vicki G. Roman*                                             Director                                           March 7, 1994
- ----------------------
Vicki G. Roman


Michael D. Rose*                                            Director                                           March 7, 1994
- ----------------------
Michael D. Rose


William B. Sansom*                                          Director                                           March 7, 1994
- ----------------------
William B. Sansom


Gordon P. Street, Jr.*                                      Director                                           March 7, 1994
- ----------------------
Gordon P. Street, Jr.


Norfleet R. Turner*                                         Director                                           March 7, 1994
- ----------------------
Norfleet R. Turner


By: Clyde A. Billings, Jr.                                                                                     March 7, 1994
    -----------------------------
    Clyde A. Billings, Jr.
*   Attorney-in-Fact

                                 EXHIBIT INDEX

Item No.                                 Description                                          Page
- --------                                 -----------                                          ----
 (3)(i)          Restated Charter of the Corporation, as amended,
                 attached as Exhibit 3(a) to Corporation's 1991
                 Annual Report on Form 10-K and incorporated
                 herein by reference.
                                                                                              ----

 (3)(ii)         Bylaws of the Corporation, as amended.
                                                                                              ----

 (4)(a)          Shareholder Protection Rights Agreement dated as of
                 9-7-89 between the Corporation and First Tennessee
                 Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights
                 Certificate and of Election to Exercise and as Exhibit B the form of Charter Amendment designating a series of Participating Preferred Stock of the Corporation with terms as specified, attached as an exhibit to the Corporation's Current Report on Form
                 8-A dated 9-7-89, and incorporated herein by reference.

 (4)(b) Indenture, dated as of June 1, 1987, between the Corporation and Security Pacific National Trust
                 Company (New York), Trustee, attached as an exhibit to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

 (4)(c) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 13 in the Corporation's
                 1993 Annual Report to Shareholders. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries.
                 Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(1O)(a)         Management Incentive Plan, as amended. (1)
                                                                                              ----

*(1O)(b)         1983 Restricted Stock Incentive Plan, as amended. (1)
                                                                                              ----

*(1O)(c)         1989 Restricted Stock Incentive Plan, as amended. (1)
                                                                                              ----

*(1O)(d)         1992 Restricted Stock Incentive Plan. (1)

*(10)(e)         1984 Stock Option Plan, as amended. (1)
                                                                                              ----

*(1O)(f)         1990 Stock Option Plan, as amended.(1)
                                                                                              ----

*(1O)(g)         Survivor Benefits Plan, as amended.(1)
                                                                                              ----

*(10)(h)         Directors and Executives Deferred Compensation Plan,
                 as amended.(1)
                                                                                              ----

*(10)(i)         Pension Restoration Plan.(2)
                                                                                              ----

*(1O)(j)         Director Deferral Agreements with Schedule.(2)
                                                                                              ----

*(1O)(k)         Severance Agreements dated 12-15-92 with schedule.(2)

 (11)            Statement re: computation of per share earnings.
                                                                                              ----

 (13)            The portions of the 1993 Annual Report to
                 Shareholders which have been incorporated by
                 reference into this Form 10-K.
                                                                                              ----

 (21)            Subsidiaries of the Corporation.
                                                                                              ----

 (24)            Powers of Attorney

 (99)(a)         Annual Report on Form ll-K for the Corporation's
                 Savings Plan and Trust, for fiscal year ended
                 December 31, 1993, as authorized by SEC Rule 15d-21
                 (to be filed as an amendment to Form 10-K).

(99) (b)         Report of other auditors.

         *Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

         (2) These documents are incorporated herein by reference to exhibits 10(j), 10(k), and 10(l), respectively, contained in the Corporation's 1992 Annual Report on Form 10-K.