Form 10-K/A
period 1993-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1994-04-27
CIK 36966

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-K/A



                               AMENDMENT NO. 1


(Mark One)
  [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1993
                                    - or -
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the Transition period from __________ to__________

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

                                  Page 1 of 2

                                                                   8 Total Pages



                                                         Exhibit Index on Page 6

At February 23, 1994, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $1,116,000,000.

At February 23, 1994, the registrant had 30,175,456 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report To Shareholders for the year ended 12/31/93 - Parts I, II, and IV.

2. Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 04/19/94 - Part III ((which was filed with the Commission March 17, 1994 per General Instruction G(3) to Form 10-K).

                                   PART IV

                                   ITEM 14
                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K


         This item is hereby amended by revising the reference to Exhibit (2) and by adding accountants' consents as new Exhibit (23)'s, and Item 14 is hereby restated, as amended, in its entirety as follows:


         (a)     The following documents are filed as a part of this Report:

                 Financial Statements:

                 The consolidated financial statements of the Corporation for the three years ended December 31, 1993, in the 1993 Annual Report, are incorporated herein by reference. The Report of Independent Public Accountants, in the 1993 Annual Report, is incorporated herein by reference. The report of the other auditors referenced in the Report of Independent Public Accountants, attached hereto as Exhibit 99(b), is incorporated herein by reference.

                 Financial Statement Schedules:  Not applicable.

                 Exhibits:


                 (2) Stock Purchase Agreement dated as of August 19, 1993, by and between the Bank and MNC Financial, Inc., attached as Exhibit 2 to the Corporation's Current Report on Form 8-K filed August 25, 1993 (with a Date of Report of August 19, 1993) and incorporated herein be reference.

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

               (23)(a)    Consent of Arthur Andersen & Co.



               (23)(b)    Consent of Baylor and Backus.

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

(b) A report on Form 8-K was filed on October 18, 1993 (with a date of report of October 1, 1993), disclosing under Item 2 ("Acquisition or Disposition of Assets"), the closing of the acquisition of MNMC by the Bank. The report contained audited MNMC consolidated financial statements of financial condition as of 12-31-92 and 12-31-91, and statements of income, statements of changes in stockholders' equity, and statements of cash flows, each for the years ended 12-31-92 and 12-31-91 and contained FTNC pro forma combined condensed statement of condition as of 6-30-93, statements of income for the six months ended 6-30-93 and statements of income for the year ended 12-31-92.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FIRST TENNESSEE NATIONAL CORPORATION


Dated:  April 27, 1994                      By:  James F. Keen

                                                 ----------------------------
                                                 James F. Keen,
                                                 Senior Vice President and
                                                 Controller

                                EXHIBIT INDEX


Item No.                             Description                      Page
- --------                             -----------                      ----
 (23)(a)         Consent of Arthur Andersen & Co.                       7

 (23)(b)         Consent of Baylor and Backus                           8