Form 10-Q
period 1994-03-31
FIRST TENNESSEE NATIONAL CORP
filed 1994-05-16
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

  (Mark one)
        (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                                       OR
        ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------
Commission file number   0-4491

                      FIRST TENNESSEE NATIONAL CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Tennessee                                    62-0803242
 --------------------------------                   -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

165 Madison Avenue, Memphis, Tennessee                     38103
- - ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                (901) 523-4027
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No
    ---    ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                               31,839,899
- - -----------------------------                     -----------------------------
            Class                                 Outstanding at April 30, 1994

                     FIRST TENNESSEE NATIONAL CORPORATION

                                    INDEX


                                                Page No.
                                                --------
Part I. Financial Information                      2

Part II. Other Information

Signatures

Exhibit Index

Exhibit 11

                                   PART I.

                            FINANCIAL INFORMATION


Item 1.  Financial Statements.

        The Consolidated Statements of Condition are presented on page 3.

        The Consolidated Statements of Income are presented on page 4.

        The Statements of Cash Flows are presented on page 5.

        The Notes to Consolidated Financial Statements are presented on pages 6 through 11.

        The financial information included on pages 3 through 11 reflects all adjustments which are, in the opinion of management, necessary to fair representation of the results of the periods covered.


CONSOLIDATED STATEMENTS OF CONDITION                                                                            First Tennessee
                                                                                                                       National
                                                                                                                    Corporation

                                                                                                March 31
                                                                                      ------------------------     December 31
 (Dollars in thousands)(Unaudited)                                                           1994         1993         1993
 ------------------------------------------------------------------------------------------------------------------------------
 ASSETS:
 Cash and due from banks                                                              $   601,905  $   410,494  $   602,416
 Federal funds sold and securities purchased under
    agreements to resell                                                                  324,169      148,501      137,663
 ------------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents                                                       926,074      558,995      740,079
 ------------------------------------------------------------------------------------------------------------------------------
 Investment in bank time deposits                                                           4,552        2,112        7,537
 Trading securities inventory                                                             526,018      251,140      178,663
 Mortgage warehouse loans held for sale                                                   733,045       78,073      719,500
 Securities held for sale                                                                      --       94,338       53,035
 Securities available for sale                                                          1,365,478           --           --
 Investment securities:
   Mortgage-backed securities and collateralized
      mortgage obligations                                                                     --    2,427,943    1,634,873
   U.S. Treasury and other U.S. government agencies                                            --      369,733      338,447
   States and municipalities                                                                   --       84,592       56,430
   Other                                                                                       --      128,245       86,951
 ------------------------------------------------------------------------------------------------------------------------------
     Total investment securities (market value of $3,078,934
      at March 31, 1993, and $2,156,243 at December 31, 1993)                                  --    3,010,513    2,116,701
 ------------------------------------------------------------------------------------------------------------------------------
 Securities held to maturity:
   Mortgage-backed securities and collateralized
      mortgage obligations                                                                572,444           --           --
   U.S. Treasury and other U.S. government agencies                                        11,569           --           --
   States and municipalities                                                               62,018           --           --
   Other                                                                                   19,773           --           --
 ------------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity (market value of
      $652,970 at March 31, 1994)                                                         665,804           --           --
- - -------------------------------------------------------------------------------------------------------------------------------
 Loans:
   Commercial:
     Taxable                                                                            2,503,442    2,089,749    2,441,217
     Tax-exempt                                                                            74,905       91,471       77,763
- - -------------------------------------------------------------------------------------------------------------------------------
           Total commercial loans                                                       2,578,347    2,181,220    2,518,980
   Consumer                                                                             1,968,867    1,308,304    1,735,579
   Real estate mortgage                                                                   512,943      569,462      495,855
   Credit card receivables                                                                412,326      388,656      428,074
   Real estate construction                                                               105,225       65,301       75,844
   Nonaccrual                                                                              20,001       26,409       24,805
- - -------------------------------------------------------------------------------------------------------------------------------
           Total gross loans                                                            5,597,709    4,539,352    5,279,137
   Less: Unearned income                                                                   11,140       16,900       11,069
               Allowance for loan losses                                                  107,877       99,179      103,734
- - -------------------------------------------------------------------------------------------------------------------------------
           Total net loans                                                              5,478,692    4,423,273    5,164,334
- - -------------------------------------------------------------------------------------------------------------------------------
 Premises and equipment, net                                                              135,992      107,182      125,729
 Real estate acquired by foreclosure                                                       31,577       22,032       31,609
 Customers' acceptances                                                                     3,725        4,212        4,871
 Intangible assets                                                                        167,403       57,695      131,230
 Bond division receivables and other assets                                               616,464      432,254      335,560
- - -------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                               $10,654,824  $ 9,041,819  $ 9,608,848
===============================================================================================================================
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Deposits:
   Demand                                                                             $ 1,758,560  $ 1,470,714  $ 1,888,333
   Checking/Interest                                                                      537,663      490,223      520,005
   Savings                                                                                709,582      517,838      494,969
   Money market account                                                                 1,717,825    1,575,688    1,656,211
   Certificates of deposit under $100,000 and other time                                2,296,962    2,354,393    2,206,232
   Certificates of deposits $100,000 and more                                             487,986      412,672      381,001
- - -------------------------------------------------------------------------------------------------------------------------------
           Total deposits                                                               7,508,578    6,821,528    7,146,751
 Federal funds purchased and securities sold under
    agreements to repurchase                                                            1,047,118      858,612    1,009,473
 Commercial paper and other short-term borrowings                                         428,996      159,287      320,575
 Acceptances outstanding                                                                    3,725        4,212        4,871
 Bond division payables and other liabilities                                             859,002      488,808      358,231
 Long-term debt                                                                            91,829       90,743       89,962
- - -------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                            9,939,248    8,423,190    8,929,863
- - -------------------------------------------------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY:
   Preferred stock - no par value (5,000,000 shares authorized, but unissued)                  --           --           --
   Common stock - $2.50 par value (shares authorized - 50,000,000;
    shares issued - 31,826,717 at March 31, 1994; 28,221,400
    at March 31, 1993; and 28,325,565 at December 31, 1993)                                79,567       70,554       70,814
   Capital surplus                                                                         87,781       87,099       86,429
   Undivided profits                                                                      548,222      464,416      524,117
   Unrealized market adjustment on available for sale securities                            3,811           --           --
   Less deferred compensation on restricted stock incentive plan                            3,805        3,440        2,375
- - -------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                     715,576      618,629      678,985
- - -------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $10,654,824  $ 9,041,819  $ 9,608,848
===============================================================================================================================

CONSOLIDATED STATEMENTS OF INCOME                                                               First Tennessee
                                                                                                       National
                                                                                                    Corporation


                                                                                      Three Months Ended
                                                                                           March 31
                                                                             ----------------------------------
 (Dollars in thousands except per share data)(Unaudited)                             1994                1993
 --------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
 Interest and fees on loans                                                  $    121,940        $     94,587
 Interest on investment securities:
   Taxable                                                                         29,362              46,032
   Tax-exempt                                                                       1,224               1,493
 Interest on trading securities inventory                                           2,626               2,213
 Interest on other earning assets                                                   1,642               1,011
 --------------------------------------------------------------------------------------------------------------
           Total interest income                                                  156,794             145,336
 --------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE:
 Interest on deposits:
   Checking/Interest                                                                2,233               2,416
   Savings                                                                          3,173               3,628
   Money market account                                                            10,061              10,489
   Certificates of deposit under $100,000
     and other time                                                                25,382              29,763
   Certificates of deposit $100,000 and more                                        3,998               3,681
 Interest on short-term borrowings                                                 13,958               7,865
 Interest on long-term debt                                                         2,259               2,453
 --------------------------------------------------------------------------------------------------------------
           Total interest expense                                                  61,064              60,295
 --------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME:                                                              95,730              85,041
 Provision for loan losses                                                          5,671               9,022
 --------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               90,059              76,019
 --------------------------------------------------------------------------------------------------------------
 NONINTEREST INCOME:
 Mortgage banking                                                                  33,714               2,865
 Bond division                                                                     26,231              23,585
 Service charges on deposit accounts                                               14,501              13,049
 Bank card                                                                          6,644               6,377
 Trust service                                                                      5,898               4,465
 Equity securities gains                                                           14,989                 594
 Investment securities gains (losses)                                                (321)                337
 Other                                                                             11,128              10,323
 --------------------------------------------------------------------------------------------------------------
           Total noninterest income                                               112,784              61,595
 --------------------------------------------------------------------------------------------------------------
 ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES                            202,843             137,614
 --------------------------------------------------------------------------------------------------------------
 NONINTEREST EXPENSE:
 Employee compensation, incentives, and benefits                                   82,961              50,118
 Operations services                                                                8,057               6,469
 Occupancy                                                                          6,897               5,055
 Amortization of intangible assets                                                  6,719               2,343
 Communications and courier                                                         6,575               4,202
 Equipment rentals, depreciation, and maintenance                                   5,500               3,961
 Deposit insurance premium                                                          4,002               4,085
 Other                                                                             26,764              16,011
 --------------------------------------------------------------------------------------------------------------
           Total noninterest expense                                              147,475              92,244
 --------------------------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                                                        55,368              45,370
 Applicable income taxes                                                           18,738              15,128
 --------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                  $     36,630        $     30,242
 ==============================================================================================================
 NET INCOME PER COMMON SHARE                                                 $       1.15        $       1.07
 --------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE SHARES OUTSTANDING                                           31,792,655          28,192,064
 --------------------------------------------------------------------------------------------------------------
 TAX EQUIVALENT ADJUSTMENT TO TOTAL INTEREST INCOME                          $      1,152        $      1,722
 --------------------------------------------------------------------------------------------------------------


 CONSOLIDATED                                                                First Tennessee
 STATEMENTS                                                                         National
 OF CASH FLOWS                                                                   Corporation

                                                                          Three Months Ended
                                                                               March 31
                                                                    ------------------------
 (Dollars in thousands)(Unaudited)                                        1994         1993
 -------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
   Net income                                                       $   36,630  $    30,242
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                           5,671        9,022
     Depreciation and amortization of premises and equipment             4,576        3,652
     Amortization of intangibles                                         6,719        2,343
     Net amortization of premiums and accretion of discounts             4,020        5,910
     Market value adjustment on foreclosed property                        414           39
     Market value adjustment on securities held for sale                    --         (314)
     Equity securities gains                                           (14,989)        (594)
     Debt securities losses (gains)                                        321          (19)
     Net gain on disposal of fixed assets                                  (93)          (1)
     Net gain on disposal of branch                                         --         (672)
     Deferred income tax provision (benefit)                             1,786       (1,847)
     Net (increase) decrease in:
       Trading securities inventory                                   (347,355)     (62,533)
       Mortgage warehouse loans held for sale                          365,549        9,517
       Bond division receivables                                      (221,784)    (176,867)
       Interest receivable                                              (2,472)      (2,668)
       Other assets                                                    (30,716)     (36,551)
     Net increase (decrease) in:
       Bond division payables                                          438,846      174,371
       Interest payable                                                  3,567        1,252
       Other liabilities                                               (41,781)      11,838
 -------------------------------------------------------------------------------------------
         Total adjustments                                             172,279      (64,122)
 -------------------------------------------------------------------------------------------
         Net cash provided by operating activities                     208,909      (33,880)
 -------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
   Proceeds from maturities of:
     Investment securities                                                  --      309,863
     Held to maturity securities                                       259,815           --
     Available for sale securities                                      61,964           --
   Proceeds from sale of:
     Debt securities                                                        --       19,677
     Equity securities                                                      --        2,271
     Available for sale securities                                     164,065           --
     Premises and equipment                                                968            1
   Payments for purchase of:
     Debt securities                                                        --     (378,330)
     Equity securites                                                       --       (1,488)
     Held to maturity securities                                      (105,068)          --
     Available for sale securities                                    (119,640)          --
     Premises and equipment                                             (6,483)      (3,931)
   Net increase in loans                                              (177,825)      (7,158)
   Decrease (increase) in investment in bank time deposits               3,032          (50)
   Net cash and cash equivalents from acquisition                       15,748           --
   Branch sale, including cash and cash equivalents sold                    --      (18,339)
 -------------------------------------------------------------------------------------------
         Net cash used by investing activities                          96,576      (77,484)
 -------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                 467          677
   Payments for:
     Capital lease obligations                                             (37)         (37)
     Long-term debt                                                       (237)     (36,150)
     Cash dividends                                                       (127)      (8,619)
     Stock repurchase                                                       --          (20)
   Net increase (decrease) in:
     Deposits                                                          161,363      (73,933)
     Short-term borrowings                                            (280,919)       7,616
 -------------------------------------------------------------------------------------------
         Net cash used by financing activities                        (119,490)    (110,466)
 -------------------------------------------------------------------------------------------
         Net decrease in cash and cash equivalents                     185,995     (221,830)
 -------------------------------------------------------------------------------------------
         Cash and cash equivalents at beginning of period              740,079      780,825
 -------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                 $  926,074  $   558,995
 ===========================================================================================
 Total interest paid                                                $   54,352  $    58,934
 Total income taxes paid                                                 8,305        1,234

 NOTE 1 -- FINANCIAL INFORMATION

 The accounting and reporting policies of First Tennessee
 National Corporation (First Tennessee) and its subsidiaries conform to generally accepted accounting principles and, as to its banking subsidiaries, with general practice within the banking industry. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Tennessee's 1993 Annual Report to shareholders.

NOTE 2 -- BUSINESS COMBINATIONS
        On January 4, 1994, First Tennessee completed the acquisition of SNMC Management Corporation (SNMC). SNMC, the parent of Sunbelt National Mortgage Corporation headquartered in Dallas, Texas, became a wholly owned subsidiary of First Tennessee Bank National Association, the principal subsidiary of First Tennessee. At March 31, 1994, SNMC had total assets of approximately $418.6 million.
        On March 1, 1994, Highland Capital Management Corp. merged with First Tennessee Investment Management, Inc., a wholly owned subsidiary of First Tennessee. The combined organization became a wholly owned subsidiary of First Tennessee with the name Highland Captial Management Corp. and manages $2.6 billion in assets.
        On March 16, 1994, First Tennessee completed the acquisition of Cleveland Bank and Trust Company (CBT). CBT became a wholly owned subsidiary of First Tennessee. At March 31, 1994, CBT had total assets of approximately $227.1 million; total deposits of approximately $200.3 million; and total capital of approximately $23.7 million.
        These acquisitions were accounted for as poolings of interests; however due to immateriality only beginning shareholders' equity was restated without restating statements of income or condition for prior periods.
        On March 29, 1994, First Tennessee and Planters Bank of Tunica, Mississippi (Planters), announced the execution of a definitive agreement pursuant to which a wholly owned subsidiary of First Tennessee would be merged with and into Planters for approximately $14 million in First Tennessee common stock. The acquisition price is based on First Tennessee's common stock per share price being within a range of $34 per share and $42 per share, inclusive. Based on the purchase price and the range of the per share price, First Tennessee will issue between 334,286 and 412,941 shares of its common stock.
At December 31, 1993, Planters had approximately $66 million in assets and $6 million in capital. The acquisition will be accounted for as a pooling of interests and is subject to regulatory and Planters shareholder approvals. The transaction is expected to close in the third quarter of 1994.

 NOTE 3 -- OTHER INCOME AND OTHER EXPENSE

 Following is detail concerning "Other income" and "Other expense" as presented in the Consolidated Statements of Income:



                                               Three Months Ended
                                                    March 31
                                              -------------------
 (Dollars in thousands)                           1994     1993
 ----------------------------------------------------------------
 OTHER INCOME:
 Check clearing fees                          $  3,966 $  3,503
 Other service charges                           2,089    2,364
 All other                                       5,073    4,456
 ----------------------------------------------------------------
           Total                              $ 11,128 $ 10,323
 ================================================================
 OTHER EXPENSE:
 Legal and professional fees                  $  4,718 $  2,015
 Advertising and public relations                3,083    1,857
 Supplies                                        2,426    1,421
 Fed service fees                                1,997    1,877
 Travel and entertainment                        1,741    1,217
 Foreclosed real estate                            694      504
 All other                                      12,105    7,120
 ----------------------------------------------------------------
           Total                              $ 26,764 $ 16,011
 ================================================================

 NOTE 4 -- INTANGIBLE ASSETS

 Following is a summary of intangible assets (net of accumulated amortization) included in the Consolidated Statements of Condition:

                                                     March 31        December 31
                                           -----------------------   -----------
 (Dollars in thousands)                           1994        1993         1993
 -------------------------------------------------------------------------------
 Purchased mortgage servicing rights       $    77,326   $   6,229     $  41,182
 Goodwill                                       61,992      20,449        61,143
 Premium on purchased deposits and assets       28,085      31,017        28,905
 -------------------------------------------------------------------------------
        Total intangible assets            $   167,403   $  57,695     $ 131,230
 ===============================================================================

    The acquisition of SNMC in the first quarter of 1994 resulted in an increase of approximately $39.0 million of purchased mortgage servicing rights. During 1993, goodwill and purchased mortgage servicing rights increased approximately $42.0 million and $31.9 million, respectively, due to the acquisition of Maryland National Mortgage Corporation.

 NOTE 5 -- HELD TO MATURITY AND AVAILABLE FOR SALE SECURITIES
 Proceeds from the sales of investments in securities available for sale were $145,764,000 during the first quarter. Gross losses of $502,000 were realized on the 1994 sales. Gains and losses from sales are computed on the specific identification method and are included in noninterest income.
    Separate reconciliations of the amortized cost to the estimated market values of investments in securities at March 31, 1994, are provided below:

 HELD TO MATURITY SECURITIES

                                                   Gross        Gross       Estimated
                                    Amortized  Unrealized   Unrealized         Market
 (Dollars in thousands)                 Cost       Gains       Losses          Value
 ---------------------------------------------------------------------------------------
 AT MARCH 31, 1994:
 U.S. Treasury and other
   U.S. government agencies         $   11,569    $    97      $    (40)     $   11,626
 Government agency
   issued MBS                          153,387       --          (4,818)        148,569
 Government agency
   issued CMOs                         419,057         66        (9,903)        409,220
 States and municipalities              62,018      1,915          (398)         63,535
 Private issued CMOs                      --         --            --              --
 Private issued asset-backed            19,773        247          --            20,020
 ---------------------------------------------------------------------------------------
          Total                     $  665,804    $ 2,325      $(15,159)     $  652,970
 =======================================================================================
 AVAILABLE FOR SALE SECURITIES
 ---------------------------------------------------------------------------------------
 U.S. Treasury and other
   U.S. government agencies         $  335,586    $   805      $ (4,036)     $  332,355
 Government agency
   issued MBS                          222,753      9,104        (1,325)        230,532
 Government agency
   issued CMOs                         720,668      1,213        (8,624)        713,257
 States and municipalities              14,555      1,854          --            16,409
 Private issued CMOs                     1,015          9          --             1,024
 Private issued asset-backed            12,663         75            (4)         12,734
 Other                                  10,799         94          (318)         10,575
 Equity                                 41,220      8,651        (1,279)         48,592
 ---------------------------------------------------------------------------------------
          Total                     $1,359,259    $21,805      $(15,586)     $1,365,478
 =======================================================================================

    The amortized cost and estimated market value of securities at March 31, 1994 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


 HELD TO MATURITY                                                           Estimated
                                                             Amortized         Market
 (Dollars in thousands)                                          Cost          Value
 ------------------------------------------------------------------------------------------
 At March 31, 1994:
 Within 1 year                                               $   30,961      $   31,458
 After 1 year; within 5 years                                    42,874          44,310
 After 5 years; within 10 years                                   6,964           7,090
 After 10 years                                                  12,561          12,323
 ------------------------------------------------------------------------------------------
      Subtotal                                                   93,360          95,181
 ------------------------------------------------------------------------------------------
 Mortgage-backed securities and CMOs                            572,444         557,789
 ------------------------------------------------------------------------------------------
        Total                                                $  665,804      $  652,970
 ==========================================================================================
 AVAILABLE FOR SALE
 ------------------------------------------------------------------------------------------
 Within 1 year                                               $   41,927      $   43,487
 After 1 year; within 5 years                                   310,110         306,575
 After 5 years; within 10 years                                  20,110          20,530
 After 10 years                                                   1,456           1,481
 ------------------------------------------------------------------------------------------
      Subtotal                                                  373,603         372,073
 ------------------------------------------------------------------------------------------
 Mortgage-backed securities and CMOs                            944,436         944,813
 Equity securities                                               41,220          48,592
 ------------------------------------------------------------------------------------------
        Total                                                $1,359,259      $1,365,478
 ==========================================================================================

 NOTE 6 -- POSTEMPLOYMENT BENEFITS

 In November 1992, FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." It requires the recognition of the obligation for benefits to former and inactive employees after employment but before retirement. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, workers' compensation, job training and counseling, and continuation of benefits such as health care and life insurance coverage. On January 1, 1994, First Tennessee adopted SFAS No. 112 with the recognition of $2.3 million of postemployment benefits related to prior service rendered and rights vested.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED FINANCIAL REVIEW


        On January 4, 1994, SNMC Management Corporation (SNMC) was acquired. Sunbelt National Mortgage Company (Sunbelt), a subsidiary of SNMC, has a network of 44 offices in 14 states, with most of the originations occurring in the Southwest, Florida, and North Carolina. During 1993, Sunbelt originated $3.3 billion in mortgage loans and at year-end serviced $6.1 billion in mortgage loans.
        On March 1, 1994, Highland Capital Management Corp. (HCMC) merged with First Tennessee Investment Management, Inc. (FTIM), a wholly owned subsidiary of First Tennessee National Corporation (First Tennessee). The combined organization, with the name Highland Capital Management Corp., manages $2.6 billion in fixed income and equity securities.
        On March 16, 1994, First Tennessee acquired Cleveland Bank and Trust Company (CBT) of Cleveland, Tennessee. CBT had $227 million in assets,
$200 million in deposits, and $23.7 million in equity capital at March 31, 1994.
        These acquisitions were accounted for as poolings-of-interest.
However, the acquisitions were recorded by restatement of beginning shareholders' equity without restating statements of income or condition for the years prior to 1994 (since prior years' impact of the acquisitions was not material.)
        Net income for the first quarter of 1994 was $1.15 per share, an increase of 7.5 percent from the $1.07 per share reported for the first quarter of 1993. Net income for the first quarter of 1994 totaled $36.6 million compared to $30.2 million for the same period last year, an increase of 21.1 percent. The improvement in earnings was primarily attributable to the strong growth of noninterest income with a record quarter of bond division income.
This was also
the first quarter of results reflecting the recent mortgage acquisitions of Sunbelt and Maryland National Mortgage Corporation (Maryland).
        Return on equity (ROE) was 20.88 percent for the quarter ended March
31, 1994, compared to 20.18 percent reported for the same period last year.
The 20.88 percent ROE reflects the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Excluding the SFAS No. 115 impact would have resulted in a ROE of 21.29 percent for the first quarter of 1994. Return on average assets (ROA) increased to
1.48 percent for the quarter ended March 31, 1994, from the 1.43 percent reported for the first quarter of 1993.
        The first quarter earnings were impacted by a number of one-time items during the first quarter. These items included $3.8 million after-tax acquisition costs for Sunbelt and CBT and $1.4 million after-tax postemployment benefit expenses related to adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." These additional costs reduced earnings per share 16 cents. In addition, Hickory Venture Capital Corporation, a subsidiary of First Tennessee Bank National Association (FTBNA), recognized an after-tax gain, net of incentives, of $7.7 million on the sale of an investment which increased earnings 24 cents per share. After adjusting for these impacts, ROE would have been 19.46 percent and ROA would have been 1.38 percent.
        The following analysis discusses First Tennessee's financial condition and results of operations for the first quarter of 1994 compared to the same period in 1993. All accompanying financial statements, tables, and notes to the statements should be read in conjunction with the narrative and be considered an integral part of the analysis.

EARNINGS ANALYSIS

NET INTEREST INCOME

        Net interest income (NII) is the principal source of earnings for First Tennessee. It is the difference between interest and fees earned on earning assets and the interest expense incurred on interest-bearing liabilities. For purposes of this discussion, NII has been adjusted to a fully taxable equivalent basis for certain tax-exempt loans and investments included in earning assets. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields, and overall interest rates have a major impact on earnings.
        NII rose to $96.9 million for the quarter ended March 31, 1994, from $86.8 million reported for the same period last year, an increase of 12 percent. This increase can be attributed to an increase in earning assets as well as a change in the mix of earning assets.
         Average earning assets, net of unearned income, increased 14 percent for the quarter compared to the same period last year. Total average loans grew 38 percent during this same time period. Excluding acquisitions closed in the past 12 months, total average loan growth would have been 20 percent. Average loans, the largest component of average earning assets, net of unearned income, represented 71 percent of average earning assets for the first quarter of 1994, up significantly from 58 percent reported for the comparable period last year.
        Average commercial loans, net of unearned income, the single largest loan category, comprised 29 percent of average earning assets for the quarter ended March 31, 1994. The average balance of $2.6 billion represented a 20 percent increase from the same period in 1993, due to the addition of loans from acquired companies as well as Tennessee's recent economic growth. Average consumer loans increased 46 percent from first quarter 1993 due to additional market penetration through Gulf Pacific Mortgage, a division of FTBNA; aggressive promotional campaigns to attract refinancing activity of consumer real estate; and increased focus on cross-selling loan products to current deposit customers.
        Average mortgage loans, net of unearned income, which includes 1-4 family residential mortgage loans originated by First Tennessee, increased from $641.1 million in the first quarter of 1993 to $1.3 billion in the first quarter of 1994. This substantial increase was due to mortgage loans originated by Sunbelt and Maryland which were not included in previous year's numbers.
        As a result of strong loan growth and the acquisitions of the mortgage companies, total investment securities dropped 26 percent to an average of $2.2 billion for first quarter 1994, significantly changing the earning asset mix. Investment securities represented 24 percent of average earning assets for first quarter 1994 compared to 38 percent for the same period last year.
        A 9 percent increase in average core deposits supported much of the growth in earning assets. Excluding the effect of acquisitions closed in the past 12 months, core deposit growth would have been 2 percent. Average core deposits continued to be First Tennessee's largest source of funding, providing 77 percent of the required earning asset funding.

PROVISION FOR LOAN LOSSES

        The provision for loan losses is the periodic charge to earnings for potential losses in the loan portfolio. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance is increased by the provision and decreased by loan charge-offs, net of recoveries. The evaluation process to determine potential losses includes consideration of the industry, specific conditions of the individual borrower, and the general economic environment. As these factors change, the level of loan loss provision changes. Reflecting continued improvement in asset quality, the loan loss provision for the first quarter of 1994, totaled $5.7 million, a 37 percent decrease from the $9.0 million reported for the same period in 1993.

NONINTEREST INCOME

        Noninterest income is a significant source of First Tennessee's revenue, representing 54 percent of net revenues for the first quarter of 1994, compared with 42 percent for the first quarter of 1993. Excluding securities transactions in both periods, noninterest income grew 62 percent relative to the same period last year. Mortgage banking noninterest income grew from $2.9 million to $33.7 million from first quarter 1993 to first quarter 1994. This increase was primarily related to increased income from mortgage servicing fees and expanded loan origination volume related to the Maryland and Sunbelt acquisitions. The bond division set record noninterest income of $26.2 million for the quarter ended March 31, 1994, up 11 percent from the same period the prior year. This increase is a result of enlarging the customer base through increased customer diversification efforts and new office expansion. Income from service charges on deposit accounts increased 11 percent from $13.0 million in first quarter 1993 to $14.5 million in first quarter 1994. Trust income increased 32 percent for the same time period from $4.5 million to $5.9 million, primarily due to the Highland Capital Management Corp. acquisition.
        Net securities gains amounted to $14.7 million in first quarter 1994. This amount included $300,000 of securities losses from the available for sale portfolio incurred in the normal course of business. The remainder reflected the gain associated with the Hickory Venture Capital transaction. Excluding income in those companies acquired since first quarter 1993 and securities transactions, the noninterest income would have risen 9 percent in the first quarter of 1994 compared with the first quarter of 1993.

NONINTEREST EXPENSE

        Noninterest operating expense was $147.5 million compared with $92.2 million in the first quarter of 1993. Excluding expenses in the acquired companies, acquisition expenses, expenses related to the adoption of SFAS No. 112, and incentive expenses related to the Hickory Venture Capital gain, noninterest operating expense would have risen 9 percent in first quarter 1994 compared with first quarter 1993.
        An increase of 66 percent in employee compensation, incentives, and benefits, the single largest category of noninterest expenses, was the major contributor to expense growth. Approximately 67 percent of the increase was attributable to acquisitions that have closed since the end of first quarter 1993, and approximately 2 percent of the increase in personnel expenses was due to increases in commissions and incentives expense from bond division activities. In addition, SFAS No. 112, "Employers' Accounting for Postemployment Benefits" was adopted January 1, 1994, and contributed $2.3 million, or 3 percent of personnel expenses. Excluding bond division commissions and incentives, incentives related to the Hickory Venture Capital transaction, incremental expenses associated with the acquired companies, and the impact of SFAS No. 112, employee compensation, incentives, and benefits expense rose 10 percent in the first quarter of 1994 compared to the first quarter of 1993.

Other noninterest expense increased 67 percent from first quarter 1993. Professional fees primarily related to recent acquisitions led the increase, rising 230 percent. Advertising and public relations increased 66 percent and can be attributed to the product campaigns conducted during the period. The remainder of the increase in other noninterest expense was spread among several expense categories including legal fees, supplies, travel and entertainment, and other insurance and taxes.


INCOME TAXES

        The effective tax rate, or taxes as a percentage of pre-tax income, for the three months ended March 31, 1994, was 33.8 percent, a slight increase over the 33.3 percent reported for the same period last year. The tax rates reflect a statutory federal rate of 34 percent for the first quarter of 1993 instead of the current 35 percent which went into effect during the third quarter of 1993. The effective tax rate for the first quarter of 1994 was lowered as a result of eliminating $1.9 million of Sunbelt's $7.7 million deferred tax asset valuation allowance. This deferred tax asset was established during 1992 and 1993 as a result of financial and tax operating losses realized in those years.

ASSET/LIABILITY MANAGEMENT

        Two factors affecting efficient asset/liability management are interest rate risks and liquidity needs. The primary objective of interest rate sensitivity management is to maintain net interest income growth while reducing exposure to the risks inherent in interest rate movements. Liquidity is provided by a well-structured balance sheet. Management's Asset/Liability Committee (ALCO), an executive-level management committee, meets regularly to review both the interest rate sensitivity position and liquidity of First Tennessee.



INTEREST RATE RISKS

         First Tennessee's ALCO subjects earnings projections to a variety of interest rate scenarios as well as pricing, maturity, growth, and mix strategies to make informed decisions to increase income and limit interest rate risk.
         First Tennessee's goal is to stabilize the net interest margin by limiting the size of the rate sensitivity position. One ALCO guideline is to maintain an interest sensitivity gap position between the volume of assets and the volume of liabilities repricing within one year below 5 percent of earning assets. At March 31, 1994, the balance sheet was rate sensitive by $94 million more assets than liabilities scheduled to reprice within one year. At one percent of earning assets, this position was within guideline limits and represented a relatively neutral position.
        In addition, ALCO monitors the impact of changes in the level of interest rates, the steepness of the yield curve, and market spreads on NII. Results from recent NII simulations estimated that NII was relatively unchanged given a 200 basis point parallel shift in the level of interest rates. In addition, management periodically analyzes the effect on NII of severe stress test scenarios in which the current steepness of the yield curve is reduced significantly and loan and deposit spreads narrow sharply.
        Off-balance sheet transactions such as interest rate swaps, forwards, and options are used to manage rate sensitivity and to increase flexibility and profitability in an increasingly competitive environment. These transactions are only used to hedge potential fluctuations in income or market values and are not used to generate speculative earnings. Total forward and futures contracts at March 31, 1994, amounted to $3.8 billion compared to $1.9 billion at March 31, 1993. Of the $3.8 billion, $2.7 billion were forward contracts completed by the bond division. Forward contracts at the bond division represent pending customer transactions that are non-regular way settlements, and these forward contracts normally settle within 30 days. Mortgage banking hedges mortgage commitments that management expects to fund and securitize. These mortgage banking forwards totaled $1.1 billion at March 31, 1994. The notional value of interest rate swaps at March 31, 1994, was $1.5 billion compared to $47.0 million at March 31, 1993. The volume of this type of off-balance sheet instruments increased as First Tennessee recognized several opportunities to hedge potential NII risks. This included a $1 billion prime rate versus fed funds rate swap that was added during 1993 in order to minimize the impact from the eventual narrowing in the spread between base rate loans and short-term market rates. The notional amount of this swap, which matures in 1996, approximated one-half of First Tennessee's loans indexed to this rate. Additionally, $250 million of interest rate floors and caps were acquired and issued and $450 million in index amortizing fixed vs. floating rate swaps were purchased since March 1, 1993, as part of First Tennessee's on-going interest rate sensitivity management.

LIQUIDITY

         First Tennessee's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers. This is achieved by maintaining a stable base of core deposits and other interest-bearing funds; accessibility to local, regional, and national funding sources; readily marketable assets; and diversity in customers, products, and market areas. The ability to maintain liquidity also is enhanced by adequate earnings power and adequate capital. ALCO establishes guidelines to monitor the current liquidity position and ensure adequate funding capacity.
        Long-term liquidity needs are provided by a large core deposit base and a strong capital position. Average core deposits, the most stable source of liquidity, funded 69 percent of total average assets in the first quarter of 1994, while short-term purchased funds funded 21 percent. Short-term purchased funds include certificates of deposit greater than $100,000, federal funds purchased, securities sold under agreements to repurchase, commercial paper, and other borrowed funds, including term federal funds purchased. Short-term purchased funds increased from $158.1 million at March 31, 1993, to $627.8 million at March 31, 1994. This increase was due to loan growth outpacing
deposit growth.   First Tennessee's commercial paper is rated TBW-1 by Thomson
BankWatch, its highest rating category for short-term debt.

CAPITAL ADEQUACY

        Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. Management's objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans. For each of these ratios, a long-term goal is established. At least once a year the goals are re-evaluated to ensure that they continue to meet management's objectives and reflect changes in market conditions and the regulatory environment.
        Management's long-term goal is to maintain an average equity to average assets ratio between 6.75 percent and 7.50 percent. Average equity to average assets was 7.1 percent in first quarter of 1994, unchanged from the first quarter of 1993.
        Management's other long-term capital goals are to maintain a minimum ratio of average equity to average net loans equal to or above 10.50 percent and an average tangible equity to average tangible assets ratio equal to or above 5.00 percent. Both of these goals are currently being met. During the first quarter of 1994, average equity to average net loans was 11.5 percent compared to 13.6 percent for the same period last year. Average tangible equity to average tangible assets was 5.5 percent compared with 6.4 percent for the first quarter of 1994 and 1993, respectively.
        In addition to managing these three ratios, First Tennessee ensures that it satisfies all external capital requirements. The Federal Reserve Board and the Office of the Comptroller of the Currency have several capital guidelines governing the activities of bank holding companies and national banks. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will have more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

        The capital guidelines classify capital into two tiers referred to as Tier 1 and Tier 2. Total capital consists of Tier 1 capital which for First Tennessee is common stock less goodwill and certain other intangible assets, and Tier 2 capital which for First Tennessee is qualifying subordinated debt and a limited amount of loan loss reserves. In determining risk-based capital requirements, assets are assigned risk-weights of 0 percent to 100 percent, depending on the regulatory assigned levels of risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. Furthermore, regulators monitor a leverage ratio which compares Tier 1 capital to total average assets less goodwill and certain other intangible assets. The risk-based regulatory capital ratios are shown for First Tennessee and FTBNA in the accompanying table.
        The FDIC also monitors risk-based capital guidelines and requires weaker banks to pay higher premium rates while allowing healthy, well-capitalized banks to pay less. Assessments for banks range from 23 cents for well-capitalized institutions to 31 cents for the weakest undercapitalized institutions. On March 31, 1994, First Tennessee and its bank subsidiaries qualified as well-capitalized institutions.
        The overall decrease in the capital ratios reflects management's planned use of capital to fund the acquisitions closed over the past 12 months and to support balance sheet growth. The ratios should improve as retained earnings continue to grow.

CREDIT RISK MANAGEMENT AND ASSET QUALITY

         First Tennessee manages risk in the loan portfolio through its credit policy, diversity in the mix of loans in the portfolio, intensive analysis of credit requests, a continuous process of monitoring existing loans, and the credit judgment of experienced credit officers. Management believes the objective of a sound credit policy is to extend quality loans to customers while managing risk affecting shareholders and depositors. First Tennessee's goal is not to avoid risk, but rather to manage it.

COMMERCIAL LENDING

        The average commercial loan portfolio represented 41 percent of average total loans, net of unearned income at March 31, 1994. To assess the quality of individual commercial loans, all commercial loans are internally assigned a credit rating, ranging from A to F, to assist in the credit risk management of these loans. The credit rating assigned to a particular loan is based on the financial condition of the borrower and collateral on the loan. Grades are assigned at the inception of the loan, reviewed regularly and revised as needed. The majority of commercial loans at First Tennessee are graded C at inception. This reflects a commercial customer base of smaller businesses, defined as companies with annual sales of $50 million or less. Due to increased business activity and generally improving economic conditions throughout 1993 and the first quarter of 1994, loans graded C and above, expressed as a percentage of total graded loans, improved to 94 percent at March 31, 1994, from 90 percent at March 31, 1993.

COMMERCIAL REAL ESTATE

         First Tennessee has two principal types of commercial real estate lending. The first category, construction and development lending, involves the extension of credit to build or otherwise develop real estate properties which are later sold, operated for income-producing purposes, or occupied by the owner for other business reasons. The real property and improvements serve as collateral for the loan. The second category consists of commercial real estate loans and loans to businesses secured by real estate collateral. Commercial real estate loans generally have intermediate or long-term maturities with payment schedules designed to amortize the loans over their terms. Business loans in this category are made to finance real estate used in business operations or for general business purposes. Construction and development loans are moved to the commercial real estate loan category when the construction is completed.
        As a part of the commercial loan portfolio all commercial real estate loans are assigned a risk grade. In addition to the grading process, one of the tools management employs in monitoring the risk of loss in commercial real estate lending activities is to assign all commercial real estate loans to either of two risk categories. The higher risk loan category contains loans where the primary source of repayment comes from either the sale of the real estate property or the cash flow from the project, and a substantial secondary source of repayment is not available. Consequently, the risk potential for loss on these loans is subject to the fluctuations in the market value of the real estate collateral. For this reason, more stringent underwriting standards, including equity requirements and loan to value ratios, debt service coverage ratios, capitalization rates, discount rates and hold periods, are applied to these loans. The other risk category contains loans which have a substantial secondary source in addition to having real estate as the primary source of repayment. These loans are generally considered to have less risk of loss due to the additional source of repayment.
        Commercial real estate loans at March 31, 1994, were $497.0 million compared to $437.0 million at March 31, 1993. Construction and development loans increased to $105.2 million at the end of the first quarter of 1994 from $65.3 million at the end of the first quarter of 1993, as additional funding for construction projects increased.
        To monitor the risk of loss on commercial real estate loans, an annual review of collateral values is required on all loans where real estate is the sole or primary repayment source. An independent appraisal review department reviews the appraisal assumptions to ensure they reflect current economic conditions. Also, loan review personnel in their regularly scheduled examinations verify that First Tennessee's appraisal policy and procedures are being followed.
        Maintaining a diverse commercial real estate portfolio by project type is another important way commercial real estate lending risk is managed. The Loans Secured by Real Estate table reflects the diversity in real estate by project type.


CONSUMER LENDING

         First Tennessee manages credit risk in consumer loans through standardized products, uniform underwriting guidelines, and centralized process controls. Credit underwriting guidelines are established for loan maturities, collateral, and credit qualifications including credit scores, bankruptcy scores, and debt to income levels.

        These underwriting guidelines are developed and monitored centrally to ensure consistent application across First Tennessee. The application and approval processes are controlled through an enhanced computer system. The borrower's application is programmatically compared to the credit underwriting guidelines. The system informs the lender if the loan does or does not meet the credit standard established for that type of loan. For loans that meet the credit standards the system automatically produces the loan documents and records the loan. Loans which do not meet the standards are rejected and moved to a higher level of lending authority which has the ability to make exceptions. Exceptions are monitored by the senior management of consumer lending. The application and the data used in making the loan decision is stored in an electronic format for further analysis.
        Collections and loan operations are two important centralized process controls for risk in the consumer portfolio. Collections is centralized to capitalize on the collection specialization and economies of scale as well as consistent application of collection procedures. The collection process is automated to ensure timely collection of accounts and consistent management of risk associated with delinquent accounts. Loan operations is centralized and provides a final independent document review and notifies the loan officer of any document exception.


COUNTERPARTY CREDIT RISK MANAGEMENT

        Counterparty credit risk includes First Tennessee's exposure to other financial institutions. These risks arise from the extension of direct credit or from agreements that require some exchange of future payments or securities. As a financial intermediary, First Tennessee continuously has exposure to these types of transactions. In order to limit its concentration to any individual financial institution, ALCO, in conjunction with the chief credit officer and senior credit officers, employs a corporate-wide process to monitor, manage, and limit the risk to financial counterparties. Also, formal policies have been approved by the board of directors which quantify potential exposure and create corporate-wide risk limits based on the creditworthiness of financial institution counterparties.
        Recently regulatory agencies have initiated several new proposals to address this issue. Being one of the first banks of its size to analyze and create controls for this type of risk, First Tennessee is continuing its overall effort to manage risk proactively, including credit assessment of the credit risk of swap counterparties.




ALLOWANCE FOR LOAN LOSSES AND NET CHARGE-OFFS

        Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance amount consists of two principal components: amounts specifically provided for loans reviewed on an individual or pool basis and a general portion designed to supplement the specific allocations. The Net Loans and Foreclosed Real Estate table shows the allowance account allocations by internal grades for the commercial loan portfolio and by loan type for those loans not graded. The data is presented for periods ended March 31, 1994 and 1993. For each of the period-ends presented, the general portion of the allowance account is between $10 million and $12 million. At the same time, the specific allocations have changed among the loan types or grades in each period, reflecting the changing circumstances of individual credits or groups of loans.

        The allowance for loan losses is increased by the provision for loan losses and decreased by charged-off loans, net of recoveries. On March 31, 1994, the total allowance for loan losses was $107.9 million compared to $99.2 million for the same period last year. The allowance for loan losses to loans, net of unearned income, was 1.71 percent at March 31, 1994, compared to 2.16 percent at March 31, 1993. Excluding the mortgage warehouse loans, these ratios would have been 1.93 percent and 2.19 percent at March 31, 1994 and 1993, respectively.
        Net charge-offs decreased 31 percent to $4.6 million at March 31, 1994, from $6.6 million at March 31, 1993. Net charge-offs to average loans, net of unearned income, improved to .29 percent for first quarter 1994 compared to .58 percent for first quarter 1993.
        Commercial and real estate loan net charge-offs as a percentage of average commercial loans, net of unearned income, were .20 percent for the first quarter of 1994. Consumer loan net charge-offs as a percent of average consumer loans, net of unearned income, were .16 percent while credit card receivables net charge-offs as a percentage of credit card receivables were
2.32 percent.
        In management's opinion, the amount of total net charge-offs for 1994 are expected to remain at or slightly below the level of net charge-offs incurred in 1993, but at a slightly higher level than experienced in the first quarter of 1994.

NONPERFORMING ASSETS

        Nonperforming assets, consisting of nonaccrual and restructured loans, foreclosed real estate and other assets, increased 9 percent to $55.1 million at March 31, 1994. This compares to $50.6 million reported at March 31, 1993. Excluding recent acquisitions, nonperforming assets would have been $31.8 million. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely. Nonperforming loans decreased 26 percent to $20.4 million at March 31, 1994, from the $27.4 million reported at March 31, 1993. This decrease would have been 53 percent if recent acquisitions had not been included. The ratio of nonperforming loans to total loans decreased to .32 percent at the end of the first quarter of 1994 compared to .60 percent for the same period in 1993. Excluding recent acquisitions, this ratio would have been .24 percent. There is $31.6 million of foreclosed real estate included in nonperforming assets as of March 31, 1994. Excluding recent acquisitions, foreclosed real estate would have been $16.6 million, and this amount has been written down to 52 percent of the original loan values, net of payments. The Nonperforming Assets table details the activity in nonperforming assets between March 31, 1994, and March 31, 1993.
        In management's opinion, the level of nonperforming assets in 1994 should remain relatively unchanged, provided the economy continues to grow.

PAST DUE LOANS

        Past due loans are loans that are 90 days or more past due as to principal or interest but have not been placed on nonaccrual status. First Tennessee continues accruing interest on these loans if they are currently in the process of collection and are well-secured. Past due loans amounted to $22.7 million at March 31, 1994, a $0.8 million increase from the $21.9 million reported at March 31, 1993.
        Potential problem assets are not included in nonperforming assets, and represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for assets classified substandard and doubtful. At March 31, 1994, potential problem assets declined 32 percent to $66.2 million compared to $97.6 million at March 31, 1993.


LOAN CONCENTRATIONS

        Loan industry concentrations are a measure of the diversification of the commercial loan portfolio. Diversification is an important means of reducing the investment risks associated with fluctuations in economic conditions. At March 31, 1994, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

ACCOUNTING AND REGULATORY MATTERS

SFAS NO. 112 - "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS"

        In November 1992, FASB issued SFAS No. 112. It requires the recognition of the obligation for benefits to former and inactive employees after employment but before retirement. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, workers' compensation, job training and counseling, and continuation of benefits such as health care and life insurance coverage. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993, with early adoption permitted. On January 1, 1994, First Tennessee adopted SFAS No. 112 with the recognition of $2.3 million of pre-tax postemployment benefits related to prior service rendered and rights vested.


SFAS NO. 115 - "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY

SECURITIES"

        In May 1993, FASB issued SFAS No. 115. This statement requires that investment securities be classified as either held to maturity securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; and available for sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. SFAS No. 115 is effective for fiscal years beginning after December 15, 1993.
        On January 1, 1994, First Tennessee adopted SFAS No. 115 with the recognition of approximately $1.4 billion of securities being classified as available for sale. At March 31, 1994, these securities had approximately $6.2 million of aggregate holding gains that resulted in an increase in equity for unrealized holding gains of approximately $3.8 million net of $2.4 million of deferred income taxes.


 NET LOANS AND FORECLOSED REAL ESTATE, PERIOD-END AMOUNTS

                                                                         March 31, 1994
                                                  -------------------------------------------------------------
                                                               Construction                           Allowance
                                                                    and      Commercial               For Loan
 (Dollars in millions)                            Commercial   Development   Real Estate    Total      Losses
 --------------------------------------------------------------------------------------------------------------
 Internal grades:
    A                                             $    142        $ -          $  4       $    146      $  -
    B                                                  309          -             8            317         1
    C                                                1,442         93           428          1,963        22
    D                                                   47          -            20             67         6
    E                                                   27          -            21             48         5
    F                                                   23          -            11             34        11
 --------------------------------------------------------------------------------------------------------------
                                                     1,990         93           492          2,575        45
 Nonaccrual loans:
    Contractually past due with:
      Substantial performance                            -          -             -              -         -
      Limited performance                                4          -             1              5         3
      No performance                                     1          -             -              1         1
    Contractually current                                3          -             4              7         4
 --------------------------------------------------------------------------------------------------------------
 Total commercial and commercial
   real estate loans                              $  1,998        $93          $497       $  2,588      $ 53
 Retail:
   Consumer                                                                                  1,906        15
   Credit card                                                                                 412        17
   Permanent mortgages                                                                         512         4
   Mortgage warehouse loans held for sale                                                      733         -
   Mortgage banking nonaccrual loans                                                             6         1
 --------------------------------------------------------------------------------------------------------------
 Total retail loans                                                                          3,569        37
 Cleveland Bank & Trust Company                                                                142         3
 Other/Unfunded commitments                                                                     21         3
 General reserve                                                                                 -        12
 --------------------------------------------------------------------------------------------------------------
     Total net loans                                                                      $  6,320      $108
 ==============================================================================================================
 Foreclosed real estate:
   Foreclosed property                            $      2        $12          $  3       $     17
   Foreclosed property - mortgage                        -          -             -             15
   Insubstance foreclosure                               -          -             -              -
 --------------------------------------------------------------------------------------------------------------
     Total foreclosed real estate                                                         $     32
 ==============================================================================================================


                                                                      March 31, 1993    December 31, 1993
                                                                   -------------------  ------------------
                                                                             Allowance           Allowance
                                                                             For Loan            For Loan
 (Dollars in millions)                                             Total     Losses     Total     Losses
 ----------------------------------------------------------------------------------------------------------
 Internal grades:
    A                                                              $     80  $     -  $    111   $    -
    B                                                                   306        1       370        1
    C                                                                 1,638       20     1,916       23
    D                                                                    73        2        65        5
    E                                                                    59        3        58        5
    F                                                                    64       15        36       11
 ----------------------------------------------------------------------------------------------------------
                                                                      2,220       41     2,556       45
 Nonaccrual loans:
    Contractually past due with:
      Substantial performance                                             -        -         -        -
      Limited performance                                                 5        2         7        4
      No performance                                                     12        4         2        1
    Contractually current                                                 9        3         7        2
 ----------------------------------------------------------------------------------------------------------
 Total commercial and commercial
   real estate loans                                               $  2,246  $    50  $  2,572   $   52
 Retail:
   Consumer                                                           1,306       13     1,733       15
   Credit card                                                          389       18       428       17
   Permanent mortgages                                                  568        5       495        4
   Mortgage warehouse loans held for sale                                78        -       720        -
   Mortgage nonaccrual                                                    -        -         9        1
 ----------------------------------------------------------------------------------------------------------
 Total retail loans                                                   2,341       36     3,385       37
 Cleveland Bank & Trust Company                                           -        -         -        -
 Other/Unfunded commitments                                              14        3        31        3
 General reserve                                                          -       10         -       12
 ----------------------------------------------------------------------------------------------------------
     Total net loans                                               $  4,601  $    99  $  5,988   $  104
 ==========================================================================================================
 Foreclosed real estate:
   Foreclosed property                                             $     18           $     18
   Foreclosed property - mortgage                                         -                 14
   Insubstance foreclosure                                                4                  -
 ----------------------------------------------------------------------------------------------------------
     Total foreclosed real estate                                  $     22           $     32
 ==========================================================================================================


 All amounts in the Allowance for Loan Losses columns have been rounded to the nearest million dollars. Grade A loans have reserve amounts of less than $500,000.

 Definitions of each credit grade are provided below:
 *GRADE A -- Established, stable companies with excellent earnings, liquidity, and capital. Possess many of the same characteristics as Standard & Poor's (S&P) AA rated companies.
 *GRADE B -- Established, stable companies with good earnings, liquidity, and capital. Possess many of the same characteristics as S&P A rated companies. *GRADE C -- Established, stable companies with satisfactory earnings, liquidity, and capital and with consistent, positive trends relative to industry norms.
 *GRADE D -- Financial condition adversely affected by temporary lack of earnings or liquidity or changes in the operating environment. An action plan is required to rehabilitate the credit or have it refinanced elsewhere.
 *GRADE E -- Significant developing weaknesses or adverse trends in earnings, liquidity, capital, or operating environment. No discernable market for refinancing is available.
 *GRADE F -- Significantly higher than normal probability that: (1) legal action or liquidation of collateral is required; (2) there will be a loss; or (3) both will occur. This grade is believed to be substantially equivalent to the regulators' classifications of substandard and doubtful.
 *NONACCRUAL -- A loan that is placed on nonaccrual status is not included in any of these six grades, but is placed in a separate nonaccrual category. Commercial and real estate loans are placed on nonaccrual status automatically once they become 90 days or more past due. For internal management purposes, nonaccrual loans are divided into four sub-categories:
   (1) contractually current, or payments are less than 90 days past due;
   (2) contractually past due 90 days or more with substantial performance (more than 85 percent of contractual payments being received);
   (3) contractually past due with limited performance (between 1 percent and 85 percent of contractual payments being received); and
   (4) contractually past due with no performance.

Based on internal loan classifications

 ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                            Year-to-Date
                                    ----------------------------
 (Dollars in thousands)                  1994        1993
 ---------------------------------------------------------------

 Allowance for loan losses:
   Beginning balance                $ 103,734   $  96,795
   Provision for loan losses            5,671       9,022
   Allowance from acquistions           3,030         --
   Net charge-offs                     (4,558)     (6,638)
 ---------------------------------------------------------------
         Ending balance             $ 107,877   $  99,179
 ===============================================================
 RATIOS:
 Allowance to loans (net of
    unearned income)*                    1.71 %      2.16 %
 Net charge-offs to average loans
   (net of unearned income)*             0.29        0.58
 Net charge-offs to allowance            16.9        26.8
 ---------------------------------------------------------------

 *Includes loans held for sale reported in "Mortgage warehouse loans held for sale" on the Consolidated Statements of Condition

 NONPERFORMING ASSETS


                                                     March 31         December 31
                                              --------------------- ---------------
 (Dollars in thousands)                            1994       1993       1993
 ----------------------------------------------------------------------------------
 AMOUNTS:
 Nonaccrual loans                             $  20,001   $ 26,409   $ 24,805
 Restructured loans                                 395      1,040        579
 ----------------------------------------------------------------------------------
         Total nonperforming loans               20,396     27,449     25,384
 Foreclosed real estate                          31,577     22,032     31,609
 Other assets                                     3,091      1,120      1,120
 ----------------------------------------------------------------------------------
         Total nonperforming assets           $  55,064   $ 50,601   $ 58,113
 ==================================================================================
 Past due loans:*
   Non-government guaranteed                  $  12,033   $ 12,542   $ 12,215
   Government guaranteed                         10,696      9,383     11,024
 ----------------------------------------------------------------------------------
 RATIOS:
 Nonperforming loans to total loans
   (net of unearned income)**                       .32 %      .60 %      .42 %
 Nonperforming assets to total loans
   (net of unearned income) plus foreclosed
   real estate and other assets**                   .87       1.09        .97
 Nonperforming assets and non-government
   guaranteed past due loans to total loans
   (net of unearned income) plus foreclosed
   real estate and other assets**                  1.06       1.37       1.35
 ----------------------------------------------------------------------------------

 *Loans that are 90 days or more past due as to principal and/or interest and not yet on nonaccrual status.
**Total loans includes loans held for sale reported in "Mortgage warehouse loans held for sale" on the Consolidated Statements of Condition.



 RATE SENSITIVITY ANALYSIS AT MARCH 31, 1994
                                                             Interest Sensitivity Period
                                             -----------------------------------------------------------------
                                             Within 3   After 3 months  After 6 months
 (Dollars in millions)                        Months    Within 6 months Within 12 months Other        Total
 -------------------------------------------------------------------------------------------------------------
 EARNING ASSETS:
 Loans                                        $ 3,220       $  464         $  484       $ 2,152      $ 6,320
 Investment securities                            166          159            293         1,413        2,031
 Other earning assets                             855          --             --            --           855
 -------------------------------------------------------------------------------------------------------------
                 Total earning assets         $ 4,241       $  623         $  777       $ 3,565      $ 9,206
 ----------------------------------------------------------------------------------------------------=========
 EARNING ASSET FUNDING:
 Interest-bearing deposits                    $ 2,243       $  523         $  410       $ 2,574      $ 5,750
 Short-term purchased funds                     1,476          --             --            --         1,476
 Long-term debt                                   --             1              1            90           92
 Noninterest-bearing funds                        442          --             --          1,446        1,888
 -------------------------------------------------------------------------------------------------------------
                 Earning asset funding        $ 4,161       $  524         $  411       $ 4,110      $ 9,206
 ----------------------------------------------------------------------------------------------------=========
 RATE SENSITIVITY GAP:
 Period                                       $    80       $   99         $  366       $  (545)
 Cumulative                                        80          179            545          --
 ----------------------------------------------------------------------------------------------------
 RATE SENSITIVITY GAP ADJUSTED FOR INTEREST
   RATE FUTURES AND INTEREST RATE SWAPS:
 Period                                       $  (359)      $   97         $  356       $   (94)
 Cumulative                                      (359)        (262)            94          --
 ----------------------------------------------------------------------------------------------------
 ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
 Period                                          (3.9)%        1.1 %          3.8 %        (1.0)%
 Cumulative                                      (3.9)        (2.8)           1.0          --
 ----------------------------------------------------------------------------------------------------

 Interest-sensitive categories represent ranges in which assets and liabilities can be repriced, not necessarily their actual maturities. Other amounts include assets and liabilities with interest sensitivity of more than 12 months or with indefinite repricing schedules.

FTBNA LOANS SECURED BY REAL ESTATE, PERIOD-END AMOUNTS


                                                           March 31, 1994                      December 31, 1993
                                             -----------------------------------     ------------------------------------
                                             Construction   Commercial               Construction    Commercial
(Dollars in millions)                        & Development  Real Estate    Total     & Development   Real Estate    Total
- - -------------------------------------------------------------------------------------------------------------------------
RISK CATEGORIES:
Real estate collateral serves as
   only source of repayment                  $     62      $    171   $    233        $     55      $    171    $    226
Real estate collateral is primary
   source of repayment with a
   substantial secondary source                    31           326        357              24           356         380
- - -------------------------------------------------------------------------------------------------------------------------
          Total                              $     93      $    497   $    590        $     79      $    527    $    606
=========================================================================================================================
PROJECT TYPE:
Apartments                                   $      1      $     60   $     61        $      1      $     77    $     78
Hotels/Motels                                       1            57         58               -            62          62
Office buildings - multi-tenant                     3            59         62               3            58          61
Single family builder                              49             2         51              46             2          48
Shopping centers                                   12           106        118               7            99         106
Commercial/Special purpose units                    3            67         70               2            73          75
All Other                                          24           146        170              20           156         176
- - -------------------------------------------------------------------------------------------------------------------------
          Total                              $     93      $    497   $    590        $     79      $    527    $    606
=========================================================================================================================

Based on internal loan classifications. Certain previously reported amounts have been reclassified to agree with current presentation.

                        NONPERFORMING ASSETS ACTIVITY


                                                                       Quarters Ended
                                 ---------------------------------------------------------------------------------------------
(Dollars in millions)            March 31, 1993    June 30, 1993     September 30, 1993    December 31, 1993    March 31, 1994
- - ------------------------------------------------------------------------------------------------------------------------------
Beginning balance                    $54.7             $50.6               $46.9                $41.1               $58.1
New nonperformers                      5.2              11.4                 2.1                  3.7                 7.0
Acquisitions                           0.0               0.0                 0.0                 22.8                 1.0
Return to accrual                      0.0              (3.4)                0.0                  0.0                (2.0)
Payments                              (6.5)             (7.4)               (7.3)                (3.9)               (6.6)
Charge-offs                           (2.8)             (4.2)               (0.6)                (5.6)               (2.4)
Market writedowns                      0.0              (0.1)                0.0                  0.0                 0.0
- - ------------------------------------------------------------------------------------------------------------------------------
Ending balance                       $50.6             $46.9               $41.1                $58.1               $55.1
- - ------------------------------------------------------------------------------------------------------------------------------


REGULATORY CAPITAL
                                                                             FTNC*
                                                            -------------------------------------
                                                                 March 31             December 31
                                                            ------------------        -----------
(Dollars in thousands)                                      1994          1993           1993
- - -------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 capital:
     Shareholders' common equity                         $    715,576  $   618,629    $   678,985
     Less disallowed intangibles                               62,963       21,111         62,152
     Less unrealized holding gains on
          available for sale securities                         3,811         --             --
- - -------------------------------------------------------------------------------------------------
          Total Tier 1 capital                                648,802      597,518        616,833
- - -------------------------------------------------------------------------------------------------
Tier 2 capital:
     Qualifying debt                                           82,521       85,413         82,505
     Qualifying allowance for loan losses                      87,698       71,290         80,569
- - -------------------------------------------------------------------------------------------------
          Total Tier 2 capital                                170,219      156,703        163,074
- - -------------------------------------------------------------------------------------------------
          Total capital                                  $    819,021  $   754,221    $   779,907
=================================================================================================
Risk-adjusted assets                                     $  6,995,639  $ 5,675,345    $ 6,422,329
Quarterly average assets                                   10,066,588    8,598,890      9,478,513
- - -------------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to risk-adjusted assets                           9.27%       10.53%          9.60%
Tier 2 capital to risk-adjusted assets                           2.44         2.76           2.54
- - -------------------------------------------------------------------------------------------------
Total capital to risk-adjusted assets                           11.71%       13.29%         12.14%
=================================================================================================
Leverage - Tier 1 capital to quarterly
   average assets less disallowed
   intangibles                                                   6.49%        6.97%          6.55%
- - -------------------------------------------------------------------------------------------------
                                                                     FTNBA**
                                                    ----------------------------------------        Well-
                                                     March 31      March 31,    December 31,    Capitalized
                                                    -----------    ---------    ------------      Regulatory
(Dollars in thousands                                  1994          1993           1993          Minimums
- - -------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 capital:
     Shareholders' common equity                   $   634,969    $  571,620    $   627,371
     Less disallowed intangibles                        66,128        34,553         66,413
     Less unrealized holding gains on
          available for sale securities                  2,297            --             --
- - -------------------------------------------------------------------------------------------------------------
          Total Tier 1 capital                         566,544       537,067        560,958
- - -------------------------------------------------------------------------------------------------------------
Tier 2 capital:
     Qualifying debt                                    75,000        75,000         75,000
     Qualifying allowance for loan losses               84,539        69,929         79,332
- - -------------------------------------------------------------------------------------------------------------
          Total Tier 2 capital                         159,539       144,929        154,332
- - -------------------------------------------------------------------------------------------------------------
          Total capital                            $   726,083    $  681,996    $   715,290
=============================================================================================================
Risk-adjusted assets                               $ 6,744,048    $5,565,784    $ 6,323,351
Quarterly average assets                             9,664,049     8,503,210      9,338,303
- - -------------------------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to risk-adjusted assets                    8.40%         9.65%          8.87%        6.00%
Tier 2 capital to risk-adjusted assets                    2.37          2.60           2.44           --
- - -------------------------------------------------------------------------------------------------------------
Total capital to risk-adjusted assets                    10.77%        12.25%         11.31%       10.00%
=============================================================================================================
Leverage - Tier 1 capital to quarterly
   average assets less disallowed
   intangibles                                            5.90%         6.34%          6.05%        5.00%
- - -------------------------------------------------------------------------------------------------------------

* First Tennessee National Corporation        **First Tennessee Bank National
Association Based on regulatory guidelines

                         FIRST QUARTER REPORT GRAPHS



GRAPH TITLE:               Cumulative Changes in Nonaccrual Loans and
                           Other Real Esate Since Year-end 1988 (Quarterly)

NARRATIVE DESCRIPTION:     This is a line graph with the x-axis representing
                           quarterly periods from 1988 to first quarter 1994, and the y-axis ranges from $0 to $210 million.
                           There are two lines: nonaccrual loans and OREO net of charge-offs and adjustments and nonaccrual loans and OREO. The nonaccrual loans and OREO net of charge-offs and adjustments line begins at $0 at December 31, 1988, generally increases until it reaches $59 million in the first quarter of 1991, then decreases steadily to $(6) million in the third quarter of 1993, and then rises to $11 million in the fourth quarter of 1993, and decreases again to $8 million at March 31, 1994. The nonaccrual loans and OREO line begins at $0 at December 31, 1988, generally increases until it reaches $144 million in the fourth quarter of 1991, then decreases steadily to $127 million in the third quarter of 1993, and then rises to $148 million in the first quarter of 1994. The area between the two lines is shaded and represents the impact to nonaccrual loans and OREO from net charge-offs and adjustments.

DATA POINTS:



                                  Nonaccrual Loans
                                     and OREO
                                   Net of Charge-
                                     Offs and
                                    Adjustments               Nonaccrual Loans
          (Millions of $)                                        and OREO
             12/31/88                     0                         0
               1Q89                      13                        15
               2Q89                      45                        49
               3Q89                      35                        57
             12/31/89                    27                        63
               1Q90                      37                        77
               2Q90                      35                        82
               3Q90                      35                        91
             12/31/90                    56                       123
               1Q91                      59                       134
               2Q91                      50                       137
               3Q91                      43                       142
             12/31/91                    35                       144
               1Q92                      32                       144
               2Q92                      24                       142
               3Q92                      20                       142
             12/31/92                     7                       134
               1Q93                       3                       133
               2Q93                       0                       133
               3Q93                      -6                       127
             12/31/93                    11                       149
               1Q94                       8                       148

                         FIRST QUARTER REPORT GRAPHS


NOTE: These graphs are used by management to monitor classified assets and nonperforming assets trends. They compare the level of classified assets and nonperforming assets before and after charge-offs and market adjustment.

REFERENCE:                 Allowance for Loan Losses and net Charge-Offs and
                           Nonperforming Assets Sections.

                         FIRST QUARTER REPORT GRAPHS


GRAPH TITLE:                 Cumulative Changes in Classified Assets
                             Since Year-End 1988 (Quarterly)

NARRATIVE DESCRIPTION:       This is a line graph with the x-axis representing
                             quarterly periods from 1988 to first quarter 1994, and the y-axis ranges from $0 to $210 million. There are two lines: classified assets net of charge-offs and adjustments and classified assets. The classified assets net of charge-offs and adjustments line begins at $0 at December 31, 1988, generally increases until it reaches $99 million in the third quarter of 1991, then decreases steadily to $(6) million in the first quarter of 1994. The classified assets line begins at $0 at December 31, 1988, generally increases until it reaches $202 million in the third quarter of 1991, then decreases steadily to $128 million in the third quarter of 1993, and then rises to $136 million in the first quarter of 1994. The area between the two lines is shaded and represents the impact to nonaccrual loans and OREO from net charge-offs and adjustments.


DATA POINTS:
                                    Classified Assets
                                      Net of Charge-
                                        Offs and
                                       Adjustments
           (Millions of $)                                   Classified Assets
               12/31/88                     0                         0
                 1Q89                      17                        19
                 2Q89                      59                        67
                 3Q89                      46                        68
               12/31/89                    30                        68
                 1Q90                      74                       115
                 2Q90                      83                       131
                 3Q90                      83                       141
               12/31/90                    80                       154
                 1Q91                      95                       173
                 2Q91                      95                       186
                 3Q91                      99                       202
               12/31/91                    78                       190
                 1Q92                      73                       189
                 2Q92                      59                       179
                 3Q92                      51                       175
               12/31/92                    24                       151
                 1Q93                      17                       147
                 2Q93                      -4                       130
                 3Q93                      -6                       128
               12/31/93                    -5                       134
                 1Q94                      -6                       136

                         FIRST QUARTER REPORT GRAPHS


NOTE: These graphs are used by management to monitor classified assets and nonperforming assets trends. They compare the level of classified assets and nonperforming assets before and after charge-offs and market adjustments

REFERENCE:                   Allowance for Loan Losses and Net Charge-Offs and
                             Nonperforming Assets Sections

                                    Part II.

                               OTHER INFORMATION


Items 1 through 5.

As of the end of the first quarter, 1994, the answers to Items 1 through 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the
     Exhibit Index are omitted because they are inapplicable.

(b)  No reports on Form 8-K were filed during the first quarter of 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST TENNESSEE NATIONAL CORPORATION
                                 ------------------------------------
                                             (Registrant)



DATE:   5/16/94                      By:         Susan Schmidt Bies
                                        ----------------------------------
                                                 Susan Schmidt Bies
                                        Executive Vice President and Chief
                                                 Financial Officer
                                          (Duly Authorized Officer and
                                            Chief Financial Officer)

                                 EXHIBIT INDEX




Exhibit No.                  Exhibit Description                   Page No.
- - -----------                  -------------------                   --------

      11       Statement re Computation of Per Share Earnings   Filed Herewith