Form 10-K/A
period 1993-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1994-06-29
CIK 36966

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-K/A

                               Amendment No. 2


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

                     $2.50 Par Value Common Capital Stock
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   YES       NO
                                           ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____
                                                                 41 Total Pages
                                                         Exhibit Index on Page 6

At February 23, 1994, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $1,116,000,000.

At February 23, 1994, the registrant had 30,175,456 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report To Shareholders for the year ended 12/31/93 - Parts I, II, and IV.

2. Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 04/19/94 - Part III (which was filed with the Commission March 17, 1994 per General Instruction G(3) to Form 10-K).

                                    Part IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


    This item is hereby amended by adding to paragraph (a)("Exhibits") a new
Exhibit 23(c) Consent of Arthur Andersen & Co. and a new Exhibit (99)(a) Annual Report on Form 11-K, which are attached hereto, and Item 14 is hereby restated, as amended, in its entirety as follows:

                                   ITEM 14
                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K

    (a)     The following documents are filed as a part of this Report:

            Financial Statements:

            The consolidated financial statements of the Corporation for the three years ended December 31, 1993, in the 1993 Annual Report, are incorporated herein by reference. The Report of Independent Public Accountants, in the 1993 Annual Report, is incorporated herein by reference. The report of the other auditors referenced in the Report of Independent Public Accountants, attached hereto as Exhibit (99)(b), is incorporated herein by reference.

            Financial Statement Schedules:  Not applicable.

            Exhibits:

            (2)         Stock Purchase Agreement dated as of August 19, 1993,
                        by and between the Bank and MNC Financial, Inc.,
                        attached as Exhibit 2 to the Corporation's Current
                        Report on Form 8-K filed August 25, 1993 (with a Date
                        of Report of August 19, 1993) and incorporated herein
                        by reference.
             (3)(i)     Restated Charter of the Corporation, as amended,
                        attached as Exhibit 3(a) to Corporation's 1991 Annual
                        Report on Form 10-K and incorporated herein by
                        reference.
             (3)(ii)    Bylaws of the Corporation, as amended.
             (4)(a)     Shareholder Protection Rights Agreement, dated as of
                        9-7-89 between the Corporation and First Tennessee Bank
                        National Association, as Rights Agent, including as
                        Exhibit A the forms of Rights Certificate and of
                        Election to Exercise and as Exhibit B the form of
                        Charter Amendment designating a series of Participating
                        Preferred Stock of the Corporation with terms
                        as specified, attached as an exhibit to the
                        Corporation's Registration Statement on Form 8-A filed
                        9-8-89, and incorporated herein by reference.
             (4)(b)     Indenture, dated as of 6-1-87, between the Corporation
                        and Security Pacific National Trust Company (New York),
                        Trustee, attached as an exhibit to the Corporation's
                        Annual Report on Form 10-K for the year ended 12-31-91,
                        and incorporated herein by reference.
             (4)(c)     The Corporation and certain of its consolidated
                        subsidiaries have outstanding certain long-term debt.
                        See Note 13 in the Corporation's 1993 Annual Report to
                        Shareholders.  None of such debt exceeds 10% of the
                        total assets of the Corporation and its consolidated
                        subsidiaries. Thus, copies of constituent instruments
                        defining the rights of holders of such debt are not
                        required to be included as exhibits.  The Corporation
                        agrees to furnish copies of such instruments to the
                        Securities and Exchange Commission upon request.
           *(1O)(a)     Management Incentive Plan, as amended.(1)
           *(1O)(b)     1983 Restricted Stock Incentive Plan, as amended.(1)
           *(1O)(c)     1989 Restricted Stock Incentive Plan, as amended.(1)
           *(1O)(d)     1992 Restricted Stock Incentive Plan.(1)
           *(10)(e)     1984 Stock Option Plan, as amended.(1)
           *(1O)(f)     1990 Stock Option Plan, as amended.(1)
           *(1O)(g)     Survivor Benefits Plan, as amended.(1)
           *(1O)(h)     Directors and Executives Deferred Compensation Plan, as
                        amended.(1)
           *(1O)(i)     Pension Restoration Plan.(2)
           *(1O)(j)     Director Deferral Agreements with Schedule.(2)
           *(10)(k)     Severance Agreements dated 12-15-92 with schedule.(2)
            (11)        Statement re: computation of per share earnings.
            (13)        The portions of the 1993 Annual Report to Shareholders
                        which have been incorporated by reference into this Form 10-K.
            (21)        Subsidiaries of the Corporation.
            (23)(a)     Consent of Arthur Andersen & Co.
            (23)(b)     Consent of Baylor and Backus.

            (23)(c)     Consent of Arthur Andersen & Co.

            (24)        Power of Attorney

            (99)(a) Annual Report on Form 11-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12-31-93, as authorized by SEC Rule 15d-21.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K for fiscal year ended 12-31-93 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST TENNESSEE NATIONAL CORPORATION


Date:  June 29, 1994                   By:  James F. Keen
                                          ----------------------------
                                          James F. Keen,
                                          Senior Vice President and
                                           Controller

                                 Exhibit Index


Item Number                          Description                                     Page
- - -----------                          -----------                                     ----
  (23)(c)                    Consent of Arthur Andersen & Co.                          7

  (99)(a)                    Annual report on Form 11-K for the                        8
                             Corporation's Savings Plan and Trust,
                             for fiscal year ended December 31, 1993,
                             as authorized by SEC Rule 15d-21.