Form 10-Q
period 1994-06-30
FIRST TENNESSEE NATIONAL CORP
filed 1994-08-12
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

    (Mark one)
           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                                       OR
          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

Commission file number   0-4491

                       FIRST TENNESSEE NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                           62-0803242
- - -------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

165 Madison Avenue, Memphis, Tennessee                          38103
- - ---------------------------------------                         -----
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

Yes   x     No
    -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                            31,884,333
- - -----------------------------                  ----------------------------
            Class                              Outstanding at July 31, 1994

                      FIRST TENNESSEE NATIONAL CORPORATION

                                     INDEX

                                                                  Page No .
                                                                  ---------

Part I. Financial Information                                         2

Part II. Other Information

Signatures

Exhibit Index

Exhibit 3(ii)

Exhibit 11

                                    PART I.

                             FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The Consolidated Statements of Condition are presented on page 3.

         The Consolidated Statements of Income are presented on page 4.

         The Statements of Cash Flows are presented on page 5.

         The Notes to Consolidated Financial Statements are presented on pages
           6 through 9.

         The financial information included on pages 3 through 9 reflects all adjustments which are, in the opinion of management, necessary to fair representation of the results of the periods covered.

CONSOLIDATED STATEMENTS OF CONDITION                             First Tennessee
                                                                        National
                                                                     Corporation

                                                                                              June 30              December 31
 (Dollars in thousands)(Unaudited)                                                         1994         1993          1993
- - ------------------------------------------------------------------------------------------------------------------------------
 ASSETS:
 Cash and due from banks                                                          $     648,667  $   456,430  $    618,214
 Federal funds sold and securities purchased under
    agreements to resell                                                                203,456      165,177       137,663
- - ------------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents                                                     852,123      621,607       755,877
- - ------------------------------------------------------------------------------------------------------------------------------
 Investment in bank time deposits                                                         5,978        5,562         7,637
 Trading securities inventory                                                           227,447      184,326       178,663
 Mortgage warehouse loans held for sale                                                 469,234      397,022     1,099,686
 Securities held for sale                                                                    --       63,572        53,035
 Securities available for sale                                                        1,252,093           --             0
 Investment securities:
   Mortgage-backed securities and collateralized
      mortgage obligations                                                                   --    2,279,530     1,637,531
   U.S. Treasury and other U.S. government agencies                                          --      370,627       377,491
   States and municipalities                                                                 --      103,365        83,351
   Other                                                                                     --      210,739        87,674
- - ------------------------------------------------------------------------------------------------------------------------------
     Total investment securities (market value of $3,027,870
      at June 30, 1993, and $2,228,565 at December 31, 1993)                                 --    2,964,261     2,186,047
- - ------------------------------------------------------------------------------------------------------------------------------
 Securities held to maturity:
   Mortgage-backed securities and collateralized
      mortgage obligations                                                              761,416           --            --
   U.S. Treasury and other U.S. government agencies                                      12,563           --            --
   States and municipalities                                                             58,005           --            --
   Other                                                                                 11,019           --            --
- - ------------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity (market value of $835,417
      at June 30, 1994)                                                                 843,003           --             0
- - ------------------------------------------------------------------------------------------------------------------------------
 Loans:
   Commercial:
     Taxable                                                                          2,570,132    2,246,118     2,520,955
     Tax-exempt                                                                          74,238       83,745        78,271
- - ------------------------------------------------------------------------------------------------------------------------------
           Total commercial loans                                                     2,644,370    2,329,863     2,599,226
   Consumer                                                                           2,078,243    1,494,925     1,799,455
   Real estate mortgage                                                                 541,630      474,273       495,855
   Credit card receivables                                                              434,055      391,709       428,074
   Real estate construction                                                             129,716       79,852        75,844
   Nonaccrual                                                                            17,858       24,911        25,738
- - ------------------------------------------------------------------------------------------------------------------------------
           Total gross loans                                                          5,845,872    4,795,533     5,424,192
   Less: Unearned income                                                                  9,358       14,151        12,082
               Allowance for loan losses                                                106,758      104,164       106,764
- - ------------------------------------------------------------------------------------------------------------------------------
           Total net loans                                                            5,729,756    4,677,218     5,305,346
- - ------------------------------------------------------------------------------------------------------------------------------
 Premises and equipment, net                                                            140,179      119,157       134,792
 Real estate acquired by foreclosure                                                     29,468       20,107        31,650
 Customers' acceptances                                                                   4,972        3,617         4,871
 Intangible assets                                                                      162,141      110,460       174,095
 Bond division receivables and other assets                                             512,339      433,814       369,320
- - ------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                           $  10,228,733  $ 9,600,723  $ 10,301,019
==============================================================================================================================
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Deposits:
   Demand                                                                         $   1,638,806  $ 1,529,977  $  1,914,132
   Checking/Interest                                                                    486,761      506,493       542,462
   Savings                                                                              683,274      552,981       534,211
   Money market account                                                               1,689,976    1,587,542     1,682,996
   Certificates of deposit under $100,000 and other time                              2,472,288    2,361,366     2,270,728
   Certificates of deposits $100,000 and more                                           386,113      373,200       402,528
- - ------------------------------------------------------------------------------------------------------------------------------
           Total deposits                                                             7,357,218    6,911,559     7,347,057
 Federal funds purchased and securities sold under
    agreements to repurchase                                                          1,066,687      935,676     1,010,473
 Commercial paper and other short-term borrowings                                       513,514      496,377       746,561
 Acceptances outstanding                                                                  4,972        3,617         4,871
 Bond division payables and other liabilities                                           468,840      505,601       412,105
 Long-term debt                                                                          91,765       93,020        92,043
- - ------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                          9,502,996    8,945,850     9,613,110
- - ------------------------------------------------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY:
   Preferred stock - no par value (5,000,000 shares authorized, but unissued)                --           --            --
   Common stock - $2.50 par value (shares authorized - 100,000,000;
    shares issued - 31,876,357 at June 30, 1994; 31,556,079
    at June 30, 1993; and 31,745,521 at December 31, 1993)                               79,691       78,890        79,364
   Capital surplus                                                                       88,798       82,456        85,413
   Undivided profits                                                                    570,442      496,680       525,507
   Unrealized market adjustment on available for sale securities                         (9,803)          --            --
   Deferred compensation on restricted stock incentive plan                              (3,391)      (3,153)       (2,375)
- - ------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                   725,737      654,873       687,909
- - ------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  10,228,733  $ 9,600,723  $ 10,301,019
==============================================================================================================================

CONSOLIDATED STATEMENTS OF INCOME                                First Tennessee
                                                                        National
                                                                     Corporation

                                                              Three Months Ended              Six Months Ended
                                                                   June 30                        June 30
                                                         ----------------------------    --------------------------
 (Dollars in thousands except per share data)(Unaudited)           1994          1993            1994          1993
- - -------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
 Interest and fees on loans                              $      126,010  $    102,258    $    247,950  $    201,782
 Interest on investment securities:
   Taxable                                                       29,235        45,106          58,597        91,929
   Tax-exempt                                                     1,240         1,818           2,464         3,651
 Interest on trading securities inventory                         3,020         1,642           5,646         3,855
 Interest on other earning assets                                 1,568           741           3,210         1,798
- - -------------------------------------------------------------------------------------------------------------------
           Total interest income                                161,073       151,565         317,867       303,015
- - -------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE:
 Interest on deposits:
   Checking/Interest                                              2,223         2,544           4,456         5,078
   Savings                                                        3,145         3,887           6,318         7,689
   Money market account                                          12,400        10,583          22,461        21,258
   Certificates of deposit under $100,000
     and other time                                              27,046        28,884          52,428        59,460
   Certificates of deposit $100,000 and more                      4,282         3,726           8,280         7,607
 Interest on short-term borrowings                               14,181        11,538          28,139        21,550
 Interest on long-term debt                                       2,264         2,275           4,523         4,751
- - -------------------------------------------------------------------------------------------------------------------
           Total interest expense                                65,541        63,437         126,605       127,393
- - -------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME:                                            95,532        88,128         191,262       175,622
 Provision for loan losses                                        2,744         9,171           8,415        18,418
- - -------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             92,788        78,957         182,847       157,204
- - -------------------------------------------------------------------------------------------------------------------
 NONINTEREST INCOME:
 Mortgage banking                                                26,011        15,687          59,725        29,211
 Bond division                                                   19,966        21,344          46,197        44,929
 Service charges on deposit accounts                             15,826        14,048          30,327        27,342
 Bank card                                                        7,470         7,011          14,114        13,388
 Trust service                                                    7,963         6,401          13,861        11,915
 Equity securities gains                                          8,194            --          23,183           594
 Debt securities gains (losses)                                    (520)          678            (841)        1,042
 Other                                                           10,952        10,333          22,080        20,962
- - -------------------------------------------------------------------------------------------------------------------
           Total noninterest income                              95,862        75,502         208,646       149,383
- - -------------------------------------------------------------------------------------------------------------------
 ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES          188,650       154,459         391,493       306,587
- - -------------------------------------------------------------------------------------------------------------------
 NONINTEREST EXPENSE:
 Employee compensation, incentives, and benefits                 74,504        60,185         157,465       117,511
 Operations services                                              8,175         6,911          16,232        13,796
 Occupancy                                                        7,301         5,622          14,198        11,268
 Amortization of intangible assets                                5,075         7,133          11,794        12,699
 Communications and courier                                       6,726         5,160          13,301         9,786
 Equipment rentals, depreciation, and maintenance                 6,023         4,730          11,523         9,115
 Deposit insurance premium                                        4,003         3,754           8,005         7,948
 Other                                                           29,110        19,761          55,874        38,060
- - -------------------------------------------------------------------------------------------------------------------
           Total noninterest expense                            140,917       113,256         288,392       220,183
- - -------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                                      47,733        41,203         103,101        86,404
 Applicable income taxes                                         12,145        15,394          30,883        30,863
- - -------------------------------------------------------------------------------------------------------------------
 NET INCOME                                              $       35,588  $     25,809    $     72,218  $     55,541
===================================================================================================================
 NET INCOME PER COMMON SHARE                             $         1.12  $       0.82    $       2.27  $       1.76
- - -------------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE SHARES OUTSTANDING                         31,848,904    31,609,777      31,820,934    31,610,892
- - -------------------------------------------------------------------------------------------------------------------
 TAX EQUIVALENT ADJUSTMENT TO TOTAL INTEREST INCOME      $        1,208  $      1,295    $      2,360  $      3,212
- - -------------------------------------------------------------------------------------------------------------------

CONSOLIDATED                                                     First Tennessee
STATEMENTS                                                              National
OF CASH FLOWS                                                        Corporation

                                                                   Six Months Ended
                                                                       June 30
 (Dollars in thousands)(Unaudited)                                 1994         1993
- - ------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
   Net income                                              $     72,218  $    55,541
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                    8,415       18,418
     Depreciation and amortization of premises and equipment      9,351        7,662
     Amortization of intangibles                                 11,794       12,699
     Net amortization of premiums and accretion of discounts      6,928       13,442
     Market value adjustment on foreclosed property               1,080          189
     Market value adjustment on securities held for sale             --         (314)
     Securities contributed to charitable trust                   8,338           --
     Equity securities gains                                    (23,183)        (594)
     Debt securities losses (gains)                                 841         (728)
     Net gain on disposal of fixed assets                           261            1
     Net gain on disposal of branch                                  --         (672)
     Deferred income tax provision (benefit)                    (10,068)       4,258
     Net (increase) decrease in:
       Trading securities inventory                             (48,784)       4,281
       Mortgage warehouse loans held for sale                   630,452     (127,568)
       Bond division receivables                               (159,990)    (133,464)
       Interest receivable                                          634         (799)
       Other assets                                               5,147      (69,034)
     Net increase (decrease) in:
       Bond division payables                                   111,948      139,595
       Interest payable                                           1,551       (2,790)
       Other liabilities                                        (53,588)      23,004
- - ------------------------------------------------------------------------------------
         Total adjustments                                      501,127     (112,414)
- - ------------------------------------------------------------------------------------
         Net cash provided by operating activities              573,345      (56,873)
- - ------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
   Proceeds from maturities of:
     Investment securities                                           --      692,201
     Held to maturity securities                                303,784           --
     Available for sale securities                              176,626           --
   Proceeds from sale of:
     Debt securities                                                 --       46,861
     Equity securities                                               --        3,532
     Available for sale securities                              289,928           --
     Premises and equipment                                         725            1
   Payments for purchase of:
     Debt securities                                                 --     (634,824)
     Equity securites                                                --       (4,645)
     Held to maturity securities                               (354,791)          --
     Available for sale securities                             (267,288)          --
     Premises and equipment                                     (16,599)     (12,725)
   Net increase in loans                                       (431,341)    (194,811)
   Decrease (increase) in investment in bank time deposits        1,659       (3,380)
   Branch sale, including cash and cash equivalents sold             --      (18,339)
- - ------------------------------------------------------------------------------------
         Net cash used by investing activities                 (297,297)    (126,129)
- - ------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                        1,368        1,269
   Payments for:
     Capital lease obligations                                      (73)         (73)
     Long-term debt                                                (323)     (36,322)
     Cash dividends                                             (13,502)     (19,066)
     Equity distributions related to acquisitions                  (600)          --
     Stock repurchase                                                --       (4,797)
   Net increase (decrease) in:
     Deposits                                                    10,161     (182,524)
     Short-term borrowings                                     (176,833)     244,670
- - ------------------------------------------------------------------------------------
         Net cash used by financing activities                 (179,802)       3,157
- - ------------------------------------------------------------------------------------
         Net decrease in cash and cash equivalents               96,246     (179,845)
- - ------------------------------------------------------------------------------------
         Cash and cash equivalents at beginning of period       755,877      801,452
- - ------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period        $    852,123  $   621,607
====================================================================================
 Total interest paid                                       $    124,873  $   130,633
 Total income taxes paid                                         49,883       33,030

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

NOTE 2 -- BUSINESS COMBINATIONS

On January 4, 1994, First Tennessee completed the acquisition of SNMC Management Corporation (SNMC). SNMC, the parent of Sunbelt National Mortgage Corporation headquartered in Dallas, Texas, became a wholly owned subsidiary of First Tennessee Bank National Association, the principal subsidiary of First Tennessee. On March 1, 1994, Highland Capital Management Corp. merged with First Tennessee Investment Management, Inc., a wholly owned subsidiary of First Tennessee. The combined organization became a wholly owned subsidiary of First Tennessee with the name Highland Capital Management Corp. On March 16, 1994, First Tennessee completed the acquisition of Cleveland Bank and Trust Company
(CBT). CBT became a wholly owned subsidiary of First Tennessee. The consolidated financial statements of First Tennessee give effect to these mergers which have been accounted for as poolings of interests. Accordingly, the accounts of the acquired companies have been combined with those of First Tennessee for all periods presented to reflect the results of these companies on a combined basis for all periods presented, except for dividends. Certain reclassifications of the historical results of these companies have been made to conform to the current presentation.

         On March 29, 1994, First Tennessee and Planters Bank of Tunica, Mississippi (Planters), announced the execution of a definitive agreement pursuant to which a wholly owned subsidiary of First Tennessee would be merged with and into Planters for approximately $14 million in First Tennessee common stock. The acquisition price is based on First Tennessee's common stock per share price being within a range of $34 per share and $42 per share, inclusive. Based on the purchase price and the range of the per share price, First Tennessee will issue between 334,286 and 412,941 shares of its common stock.
At June 30, 1994, Planters had approximately $63 million in assets and $5 million in capital. The acquisition will be accounted for as a pooling of interests and is subject to regulatory and Planters shareholder approvals. The transaction is expected to close in the third quarter of 1994.

NOTE 3 -- OTHER INCOME AND OTHER EXPENSE

Following is detail concerning "Other income" and "Other expense" as presented in the Consolidated Statements of Income:

                                              Three Months Ended  Six Months Ended
                                                    June 30            June 30
                                              ------------------  ----------------
 (Dollars in thousands)                           1994     1993      1994     1993
- - ----------------------------------------------------------------------------------
 OTHER INCOME:
 Check clearing fees                          $  3,929 $  3,505  $  7,895 $  7,008
 Other service charges                           1,802    2,616     3,891    4,980
 All other                                       5,221    4,212    10,294    8,974
- - ----------------------------------------------------------------------------------
           Total                              $ 10,952 $ 10,333  $ 22,080 $ 20,962
==================================================================================
 OTHER EXPENSE:
 Contribution to charitable foundation        $  8,338 $     --  $  8,338 $     --
 Legal and professional fees                     2,843    2,809     7,561    4,994
 Advertising and public relations                2,654    1,731     5,737    3,625
 Supplies                                        2,632    2,136     5,058    3,888
 Fed service fees                                2,063    1,900     4,060    3,777
 Travel and entertainment                        2,367    1,844     4,108    3,216
 Foreclosed real estate                            523      647     1,217    1,197
 All other                                       7,690    8,694    19,795   17,363
- - ----------------------------------------------------------------------------------
           Total                              $ 29,110 $ 19,761  $ 55,874 $ 38,060
==================================================================================

NOTE 4 -- INTANGIBLE ASSETS

Following is a summary of intangible assets (net of accumulated amortization) included in the Consolidated Statements of Condition:

                                                   June 30         December 31
                                           ----------------------- -----------
 (Dollars in thousands)                           1994        1993        1993
- - ------------------------------------------------------------------------------
 Purchased mortgage servicing rights       $    73,631 $    58,694   $  82,625
 Goodwill                                       61,244      21,632      62,565
 Premium on purchased deposits and assets       27,266      30,134      28,905
- - ------------------------------------------------------------------------------
        Total intangible assets            $   162,141 $   110,460   $ 174,095
==============================================================================

         During 1993, goodwill and purchased mortgage servicing rights increased approximately $42.0 million and $31.9 million, respectively, due to the acquisition of Maryland National Mortgage Corporation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED FINANCIAL REVIEW
Net income for the second quarter of 1994 was $1.12 per share, an increase of 37 percent from $.82 per share for the second quarter of 1993. Net income for the second quarter of 1994 totaled $35.6 million compared to $25.8 million for the same period last year, an increase of 38 percent. The improvement in earnings was primarily attributable to the continued growth in commercial and consumer lending, lower credit quality costs, and growth in noninterest income from mortgage banking expansion.

Return on equity (ROE) was 19.89 percent for the quarter ended June 30, 1994, compared to 15.97 percent for the same period last year. The 19.89 percent ROE reflects the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Excluding the adjustment to equity due to SFAS No. 115, ROE would have been 19.85 percent for the second quarter of 1994. Return on average assets (ROA) increased to 1.44 percent for the quarter ended June 30, 1994, from 1.12 percent for the second quarter of 1993.

For the six months ended June 30, 1994, net income increased 30 percent to $72.2 million, and earnings per share increased 29 percent to $2.27 per share, compared to $55.5 million, and $1.76 per share, respectively, for the first six months of 1993. ROA for the first half of 1994 increased to 1.46 percent from
1.23 percent for the same period in 1993.  ROE rose to 20.38 percent from
17.49 percent for the comparable period last year. Excluding the adjustment to equity due to SFAS No. 115, ROE would have been 20.56 percent for the first six months of 1994. The same primary factors that contributed to the increase in the second quarter also contributed to the year-to-date increase.

During the second quarter, First Tennessee utilized equity securities gains to create a charitable foundation which will be used to fund a substantial portion of the charitable donations by the corporation in the future. Second quarter results include $7.6 million of equity securities gains, $8.5 million of noninterest expense, and $3.1 million of income tax benefits, which were recognized upon the creation of the foundation.

The following analysis discusses First Tennessee's financial condition and results of operations for the second quarter and first six months of 1994 compared to the same period in 1993. Maryland National Mortgage Corporation (Maryland) was acquired on October 1, 1993, and was accounted for as a purchase. Therefore, results of Maryland operations prior to October 1, 1993, are not reflected in the consolidated statements. During 1994, First Tennessee acquired SNMC Management Corporation, parent company of Sunbelt National Mortgage Corporation (Sunbelt); Highland Capital Management Corp.; and Cleveland Bank & Trust Company. Each of these acquisitions was accounted for as a pooling of interests and accordingly the financial position and results of operations of all companies are reflected on a combined basis from the earliest period presented. All accompanying financial statements, tables, and notes to the statements should be read in conjunction with the narrative and be considered an integral part of the analysis.

EARNINGS ANALYSIS
NET INTEREST INCOME Net interest income (NII) provided 50 percent of net revenues for First Tennessee in the second quarter. NII is the difference between interest and fees earned on earning assets and the interest expense incurred on interest-bearing liabilities. For purposes of this discussion, NII has been adjusted to a fully taxable equivalent basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields, and overall interest rates have a major impact on earnings.

NII rose to $96.7 million for the quarter ended June 30, 1994, from $89.4 million for the same period last year, an increase of 8 percent. For the six months, NII grew to $193.6 million compared to $178.8 million in 1993, an increase of 8 percent. Both increases are the result of the growth in earning assets as well as a change in the mix of earning assets.

Earning assets increased 6 percent for the quarter compared to the same period last year, and provided 71 percent of the increase in NII over this period.
For the six months ending June 30, 1994, earning assets increased 7 percent and contributed approximately 91 percent to the increase in NII over the six month period.

Total loans grew 26 percent for the second quarter of 1994 to $6.3 billion, compared to $5.0 billion for the same quarter of 1993, and represented 72 percent of earning assets for the second quarter of 1994, up significantly from 61 percent for the comparable period last year. Excluding Maryland, loans increased 21 percent to $6.1 million from the same period in 1994. For the six months ended June 30, 1994, loans grew 28 percent and represented 71 percent of earning assets in 1994, compared to 60 percent in 1993. Excluding Maryland, loan growth for the six months ended June 30, 1994, was 22 percent compared to 1993.

Commercial loans, the single largest loan category, comprised 30 percent of earning assets for the quarter ended June 30, 1994. The balance of $2.6 billion represented a 14 percent increase from the same period in 1993, and was primarily due to the strong economic recovery realized over the past year. Consumer loans increased 42 percent from second quarter 1993 as a result of expanded cross-selling of loan products to current deposit customers, enhanced promotional campaigns to attract real estate refinancing, and market growth by Gulf Pacific Mortgage, a division of First Tennessee Bank National Association (FTBNA). Credit card activity increased 9 percent over the second quarter of 1993, reflecting consumer confidence and growth in the economy.

Mortgage loans, which include 1-4 family residential mortgage loans originated by First Tennessee, increased from $.8 billion in the second quarter of 1993 to $1.1 billion in the second quarter of 1994. This increase was primarily due to mortgage loans originated by Maryland which were not included in the previous year's numbers. As a result of strong loan growth and the acquisitions of the mortgage companies, total investment securities dropped 32 percent to an average of $2.1 billion for second quarter 1994, significantly changing the earning asset mix. Investment securities represented 24 percent of earning assets for second quarter 1994 compared to 37 percent for the same period last year.

A 7 percent increase in average core deposits from the second quarter of 1994 supported much of the growth in earning assets. Average core deposits continued to be First Tennessee's largest source of funding, providing 79 percent of the required earning asset funding.

PROVISION FOR LOAN LOSSES The provision for loan losses is the periodic charge to earnings for potential losses in the loan portfolio. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance is increased by the provision and decreased by loan charge-offs, net of recoveries. The evaluation process to determine potential losses includes consideration of the industry, specific conditions of the individual borrower, and the general economic environment. As these factors change, the level of loan loss provision changes. Reflecting continued improvement in asset quality, the loan loss provision dropped from $9.2 million for the second quarter of 1993 to $2.7 million for the second quarter of 1994. Year-to-date, the 1994 provision for loan losses, relative to the comparable period in 1993, declined $10.0 million to $8.4 million, which approximates the 1994 year-to-date charge-offs of $8.4 million.

NONINTEREST INCOME Noninterest income provided approximately 50 percent of net revenues for the second quarter of 1994, compared with 46 percent for the second quarter of 1993. Excluding securities transactions in both periods, non-interest income grew 18 percent relative to the same period last year. The increase in fee income from second quarter 1993 to second quarter 1994 was led by a 66 percent increase in mortgage banking noninterest income attributable to Maryland, which was not included in the prior year s numbers; a 24 percent increase in trust income to $8.0 million, reflecting overall business growth; and a 13 percent increase in income from service charges on deposit accounts to $15.8 million due to overall growth in deposit accounts. If securities transactions and Maryland are excluded, noninterest income grew 3 percent, and mortgage banking noninterest income decreased 5 percent from second quarter 1993 to second quarter 1994. Bond division revenues decreased 6 percent relative to the same period one year ago due to the changes in market conditions. Securities gains during the second quarter were $7.7 million of which $7.6 million related to the formation of the charitable foundation. The securities held for sale balance at period end was $1.3 billion. At June 30, 1994, these securities had approximately $16.1 million of aggregate holding losses that resulted in a decrease in equity for unrealized holding losses of approximately $9.8 million net of $6.3 million of deferred income taxes.

For the first six months of 1994, excluding securities transactions in both periods, total noninterest income grew 26 percent compared to the same period in 1993. Mortgage banking revenues, the primary contributor to this increase, grew 104 percent to $59.7 million. Trust income increased 16 percent to $13.9 million, and income from service charges on deposit accounts increased 11 percent to $30.3 million for the six month period. Bond division revenues increased slightly compared to the results reported a year ago. Excluding Maryland and securities transactions, total noninterest income grew 10 percent and mortgage banking revenue grew 24 percent over the same six month period in 1993.

NONINTEREST EXPENSE Noninterest operating expense grew 24 percent in the second quarter of 1994 compared with the second quarter of 1993. An increase of 24 percent in employee compensation, incentives, and benefits, the single largest category of noninterest expense, was the major contributor to expense growth. Approximately 65 percent of the increase in the compensation category was attributable to Maryland. Expenses related to the establishment of the charitable foundation were the largest component of the other noninterest expense category which increased 47 percent over the same period in 1993. Excluding expenses related to Maryland and expenses related to the establishment of the charitable foundation, total noninterest operating expense rose 4 percent in second quarter 1994 compared with second quarter 1993.

For the first six months of 1994, total noninterest expense grew 31 percent over the same period one year ago. Employee compensation, incentive, and benefits, comprised 59 percent of the increase in noninterest expense and grew 34 percent for the first six months of 1994 compared to the same period in 1993. Approximately 48 percent of the increase was attributable to Maryland. The remaining increase in employee compensation, incentives, and benefits was primarily the result of a higher number of employees, regular salary increases, and higher commissions and incentives expense in mortgage banking. Excluding Maryland; first quarter costs which include onetime acquisition costs, incentive expenses related to the Hickory Venture Capital gains and adoption of SFAS No. 112; and the establishment of the charitable foundation, total noninterest expense grew 9 percent, and employee compensation, incentive, and benefits grew 13 percent.

The other noninterest expense category rose 47 percent, due largely to the establishment of the charitable foundation. Excluding the same factors discussed above, other noninterest expense increased 12 percent. This 12 percent increase included a 6 percent increase in legal and professional fees and a 50 percent increase in advertising and public relations expense for the first six months of 1994 compared to 1993.

INCOME TAXES The effective tax rate, or taxes as a percentage of pre-tax income for the second quarter 1994 was 25 percent compared with 37 percent for the comparable period last year. The effective tax rate for the six months ended June 30, 1994, was 30 percent, compared with 36 percent for the same period last year. The effective tax rate was reduced as a result of the establishment of the charitable foundation and elimination of $3.8 million from Sunbelt's $7.7 million deferred tax asset valuation allowance, reflecting tax operating losses realized during 1992 and 1993.

ASSET/LIABILITY MANAGEMENT
Two factors affecting efficient asset/liability management are interest rate risks and liquidity needs. The primary objective of interest rate sensitivity management is to maintain net interest income growth while reducing exposure to the risks inherent in interest rate movements. Liquidity is provided by a well-structured balance sheet. Management's Asset/Liability Committee (ALCO), an executive-level management committee, meets regularly to review both the interest rate sensitivity and liquidity positions of First Tennessee.

INTEREST RATE RISKS First Tennessee's ALCO subjects earnings projections to a variety of interest rate scenarios as well as pricing, maturity, growth, and mix strategies to make informed decisions to increase income and limit interest rate risk.

First Tennessee's goal is to stabilize the net interest margin by limiting the size of the rate sensitivity position. One ALCO guideline is to maintain an interest sensitivity gap position between the volume of assets and the volume of liabilities repricing within one year below 5 percent of earning assets. At June 30, 1994, the balance sheet was rate sensitive by $35 million more liabilities than assets scheduled to reprice within one year. At .4 percent of earning assets, this position was within guideline limits and represented a relatively neutral position.

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

Off-balance sheet transactions such as interest rate swaps, forwards, and options are used to manage rate sensitivity and to increase flexibility and profitability in an increasingly competitive environment. These transactions are only used to hedge potential fluctuations in income or market values and are not used to generate speculative earnings. Total forward and futures contracts at June 30, 1994, amounted to $1.6 billion compared to $1.9 billion at June 30, 1993. Of the $1.6 billion, $1.1 billion were outstanding forward contracts of the bond division. Forward contracts at the bond division represent pending customer transactions that are non-regular way settlements, and these forward contracts normally settle within 30 days. Mortgage banking forwards totaled $.5 billion at June 30, 1994. The purpose of mortgage banking forwards are to hedge the interest rate risk from the time the mortgage loan is committed until it is funded and securitized. The notional value of interest rate swaps at June 30, 1994, was $1.6 billion compared to $1.0 billion at June 30, 1993. These instruments increased as First Tennessee recognized several opportunities to hedge potential NII risks. This included a $1 billion prime rate versus fed funds rate swap that was added during 1993 in order to minimize the impact of a potential narrowing in the spread between base rate loans and short-term market rates. The notional amount of this swap, which matures in 1996, approximates one-half of First Tennessee's loans indexed to this rate. Since the rate spread between prime and fed funds has not narrowed as expected, this swap currently has a negative value compared with the positive spread which it hedges between loan yields and our funding cost.

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

Long-term liquidity needs are provided by a large core deposit base and a strong capital position. Average core deposits, the most stable source of liquidity, funded 70 percent of total average assets in the second quarter of 1994, while short-term purchased funds funded 19 percent. Short-term purchased funds includes certificates of deposit greater than $100,000, federal funds purchased, securities sold under agreements to repurchase, commercial paper, and other borrowed funds, including term federal funds purchased. Short-term purchased funds increased 9 percent from $1.8 billion at June 30, 1993, to $2.0 billion at June 30, 1994. First Tennessee's commercial paper is rated TBW-1 by Thomson BankWatch, its highest rating category for short-term debt.

CAPITAL ADEQUACY
Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. Management's objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets and average equity to average net loans. For each of these ratios, a long-term goal is established. At least once a year the goals are re-evaluated to ensure that they continue to meet management's objectives and reflect changes in market conditions and the regulatory environment. The First Tennessee Board of Directors, at the July 1994 meeting, completed its annual review of the capital policy, and approved the capital goals discussed in this section.

Management's long-term goal is to maintain an average equity to average assets ratio between 6.75 percent and 7.50 percent and a minimum ratio of average equity to average net loans equal to or above 10.50 percent. Both of these goals are currently being met. The average equity to average assets ratio was
7.24 percent in the second quarter of 1994 compared to 7.02 percent in the second quarter of 1993. For second quarter 1994, average equity to average net loans was 11.54 percent compared to 13.15 percent for the same period last year.

For the first six months of 1994, average equity to average assets was 7.15 percent compared to 7.01 percent for the first half of 1993. Average equity to average net loans was 11.50 percent relative to the 13.25 percent for the same six month period in 1993.

The Federal Reserve, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (FDIC) require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will have more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

The capital guidelines classify capital into two tiers referred to as Tier 1 and Tier 2. Total capital consists of Tier 1 capital, which for First Tennessee is common shareholders equity (excluding SFAS No. 115 adjustment) less goodwill and certain other intangible assets, and Tier 2 capital, which for First Tennessee is qualifying subordinated debt and a limited amount of loan loss reserves. In determining risk-based capital requirements, assets are assigned risk-weights of 0 percent to 100 percent, depending on the regulatory assigned levels of risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. Furthermore, regulators monitor a leverage ratio which compares Tier 1 capital to total average assets less goodwill and certain other intangible assets. The risk-based regulatory capital ratios are shown for First Tennessee and FTBNA in the Regulatory Capital table.

The FDIC also monitors risk-based capital guidelines and requires weaker banks to pay higher premium rates while allowing healthy, well-capitalized banks to pay less. Assessments for banks range from 23 cents for well-capitalized institutions to 31 cents for the weakest undercapitalized institutions. On June 30, 1994, First Tennessee s bank subsidiaries had sufficient capital to qualify as well-capitalized institutions. The well-capitalized standard is another capital goal included in First Tennessee s capital policy,

CREDIT RISK MANAGEMENT
AND ASSET QUALITY
First Tennessee manages risk in the loan portfolio through its credit policy, diversity in the mix of loans in the portfolio, intensive analysis of credit requests, a continuous process of monitoring existing loans, and the credit judgment of experienced credit officers. As acquisitions are completed, we transition them into this centralized credit process as soon as practical. Management believes the objective of a sound credit policy is to extend quality loans to customers while managing risk affecting shareholders and depositors. First Tennessee's goal is not to avoid risk, but rather to manage it.

COMMERCIAL LENDING The average commercial loan portfolio represented 41 percent of average total loans, net of unearned income, at June 30, 1994. To assess the quality of individual commercial loans, all commercial loans are internally assigned a credit rating, ranging from A to F, to assist in the credit risk management of these loans. The credit rating assigned to a particular loan is based on the financial condition of the borrower and collateral on the loan. Grades are assigned at the inception of the loan, reviewed regularly and revised as needed. The majority of commercial loans at First Tennessee are graded C at inception. This reflects a commercial customer base of smaller businesses, defined as companies with annual sales of $50 million or less. Due to increased business activity and generally improving economic conditions throughout 1993 and the first half of 1994, loans graded C and above, expressed as a percentage of total commercial and commercial real estate loans, improved to 93.7 percent at June 30, 1994, from 91.1 percent at June 30, 1993.

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

Commercial real estate loans at June 30, 1994, were $502.4 million compared to $527.1 million at December 31, 1993. Construction and development loans increased 44 percent from $78.8 million at December 31, 1993 to $113.2 million at June 30, 1994, as additional funding for construction projects increased.

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

ALLOWANCE FOR LOAN LOSSES AND NET CHARGE-OFFS Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance amount consists of two principal components: amounts specifically provided for loans reviewed on an individual or pool basis and a general portion designed to supplement the specific allocations. The Net Loans and Foreclosed Real Estate table shows the allowance account allocations by internal grades for the commercial loan portfolio and by loan type for those loans not graded. The data is presented for periods ended June 30, 1994 and 1993. For each of the period-ends presented, the general portion of the allowance account is between $10 million and $12 million. At the same time, the specific allocations have changed among the loan types or grades in each period, reflecting the changing circumstances of individual credits or groups of loans.

The allowance for loan losses is increased by the provision for loan losses and decreased by charged-off loans, net of recoveries. On June 30, 1994, the total allowance for loan losses was $106.8 million compared to $104.2 million for the same period last year. The allowance for loan losses to loans, net of unearned income, was 1.69 percent at June 30, 1994, compared to 2.01 percent at June 30, 1993. Excluding the mortgage warehouse loans, these ratios would have been
1.83 percent and 2.18 percent at June 30, 1994 and 1993, respectively.

Net charge-offs for the second quarter 1994 decreased to $3.9 million or .24 percent of average loans, net of unearned income, compared to $6.9 million or .54 percent for the same period last year due to improvement in asset quality. For the six month period, net charge-offs to average loans, net of unearned income, decreased to $8.4 million or .27 percent from $13.3 million or .54 percent from the comparable period last year.

Commercial and real estate loan net charge-offs approximated recoveries for the second quarter of 1994. Consumer loan net charge-offs as a percent of average consumer loans, net of unearned income, were .24 percent, while credit card receivable net charge-offs as a percentage of credit card receivables were 2.51 percent.

For the six month period, commercial and real estate loan net charge-offs decreased $3.3 million to $1.2 million compared to last year. Consumer loan net charge-offs were $2.0 million compared to $2.7 million for the first half of last year. Credit card net charge-offs decreased to $5.1 million from $6.2 million year-to-date last year. In management's opinion, the amount of total net charge-offs for 1994 are expected to be below the level of net charge-offs incurred in 1993, provided the economy continues to grow.


NONPERFORMING ASSETS Nonperforming assets, consisting of nonaccrual and restructured loans, foreclosed real estate and other assets, increased 6 percent to $50.1 million at June 30, 1994. This compares to $47.2 million at June 30, 1993. Excluding Maryland, nonperforming assets would have been $32.0 million. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely. Nonperforming loans decreased 30 percent to $18.2 million at June 30, 1994, from the $25.8 million at June 30, 1993. This decrease would have been 49 percent if Maryland was excluded. The ratio of nonperforming loans to total loans decreased to .29 percent at the end of the second quarter of 1994 compared to .50 percent for the same period in 1993. Excluding Maryland, this ratio would have been .22 percent. Nonperforming assets included $29.5 million of foreclosed real estate as of June 30, 1994. Excluding Maryland, foreclosed real estate would have been $16.5 million, and this amount has been written down to 52 percent of the original loan values, net of payments. The Nonperforming Assets table details the activity in nonperforming assets between June 30, 1994, and June 30, 1993. In management's opinion, the level of nonperforming assets in 1994 should be slightly below the 1993 level, provided the economy continues to grow.

PAST DUE LOANS AMD POTENTIAL PROBLEM ASSETS Past due loans are loans that are 90 days or more past due as to principal or interest but have not been placed on nonaccrual status. First Tennessee continues accruing interest on these loans if they are currently in the process of collection and are well-secured. Past due loans amounted to $22.7 million at June 30, 1994, a $.7 million increase from $22.0 million at June 30, 1993.

Potential problem assets are not included in nonperforming assets, and represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for assets classified substandard and doubtful. At June 30, 1994, potential problem assets declined 24 percent to $64.6 million compared to $84.5 million at June 30, 1993.

LOAN CONCENTRATIONS Loan industry concentrations are a measure of the diversification of the commercial loan portfolio. Diversification is an important means of reducing the investment risks associated with fluctuations in economic conditions. At June 30, 1994, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

RATE SENSITIVITY ANALYSIS AT JUNE 30, 1994

                                                                    Interest Sensitivity Period
                                               -----------------------------------------------------------------------------
                                               Within 3    After 3 months     After 6 months
 (Dollars in millions)                          Months    Within 6 months    Within 12 months      Other               Total
- - ----------------------------------------------------------------------------------------------------------------------------
 EARNING ASSETS:
 Loans                                        $ 3,210         $  285             $  508           $ 2,303            $ 6,306
 Investment securities                            122            154                251             1,568              2,095
 Other earning assets                             437             --                 --                --                437
- - ----------------------------------------------------------------------------------------------------------------------------
                 Total earning assets         $ 3,769         $  439             $  759           $ 3,871            $ 8,838
- - ---------------------------------------------------------------------------------------------------------------------=======
 EARNING ASSET FUNDING:
 Interest-bearing deposits                    $ 1,817         $  432             $  458           $ 3,011            $ 5,718
 Short-term purchased funds                     1,579              1                 --                --              1,580
 Long-term debt                                    --              2                 --                90                 92
 Noninterest-bearing funds                        163             --                 --             1,285              1,448
- - ----------------------------------------------------------------------------------------------------------------------------
                 Earning asset funding        $ 3,559         $  435             $  458           $ 4,386            $ 8,838
- - ---------------------------------------------------------------------------------------------------------------------=======
 RATE SENSITIVITY GAP:
 Period                                       $   210         $    4             $  301           $  (515)
 Cumulative                                       210            214                515                --
- - ---------------------------------------------------------------------------------------------------------
 RATE SENSITIVITY GAP ADJUSTED FOR INTEREST
   RATE FUTURES AND INTEREST RATE SWAPS:
 Period                                       $  (330)        $   (6)            $  301           $    35
 Cumulative                                      (330)          (336)               (35)               --
- - ---------------------------------------------------------------------------------------------------------
 ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
 Period                                          (3.7)%         (0.1)%              3.4 %             0.4 %
 Cumulative                                      (3.7)          (3.8)              (0.4)               --
- - ---------------------------------------------------------------------------------------------------------

Interest-sensitive categories represent ranges in which assets and liabilities can be repriced, not necessarily their actual maturities. Other amounts include assets and liabilities with interest sensitivity of more than 12 months or with indefinite repricing schedules.

 REGULATORY CAPITAL

                                                                                    Well-
                                              First Tennessee*      FTBNA**       Capitalized
                                              ----------------   -------------    Regulatory
 (Dollars in thousands)                        JUNE 30, 1994     JUNE 30, 1994     Minimums
- - ---------------------------------------------------------------------------------------------
 CAPITAL:
 Tier 1 capital:
      Shareholders' common equity           $    725,737      $   642,038
      Less disallowed intangibles                 62,176           64,422
      Add unrealized holding losses on
           available for sale securities           9,803           10,520
- - ---------------------------------------------------------------------------------------------
           Total Tier 1 capital                  673,364          588,136
- - ---------------------------------------------------------------------------------------------
 Tier 2 capital:
      Qualifying debt                             82,537           75,000
      Qualifying allowance for loan losses        86,637           83,295
- - ---------------------------------------------------------------------------------------------
           Total Tier 2 capital                  169,174          158,295
- - ---------------------------------------------------------------------------------------------
           Total capital                    $    842,538      $   746,431
=============================================================================================
 Risk-adjusted assets                       $  6,910,878      $ 6,644,546
 Quarterly average assets adjusted
     for holding losses on securities          9,912,812        9,526,226
- - ---------------------------------------------------------------------------------------------
 RATIOS:
 Tier 1 capital to risk-adjusted assets             9.74 %           8.85 %       6.00 %
 Tier 2 capital to risk-adjusted assets             2.45             2.38           --
- - ---------------------------------------------------------------------------------------------
 Total capital to risk-adjusted assets             12.19 %          11.23 %      10.00 %
=============================================================================================
 Leverage - Tier 1 capital to quarterly
    average assets less disallowed
    intangibles                                     6.84 %           6.22 %       5.00 %
- - ---------------------------------------------------------------------------------------------
* First Tennessee National Corporation        **First Tennessee Bank National Association
Based on regulatory guidelines

LOANS AND FORECLOSED REAL ESTATE, PERIOD-END AMOUNTS

                                                                          June 30, 1994
                                                  -----------------------------------------------------------------
                                                                   Construction                           Allowance
                                                                       and       Commercial               For Loan
 (Dollars in millions)                              Commercial     Development   Real Estate   Total       Losses
- - -------------------------------------------------------------------------------------------------------------------
 Internal grades:
    A                                               $    143          $  -          $  3     $    146      $  -
    B                                                    331             -             8          339         1
    C                                                  1,474           112           440        2,026        23
    D                                                     68             1            19           88         6
    E                                                     19             -            19           38         4
    F                                                     22             -             9           31         8
- - -------------------------------------------------------------------------------------------------------------------
                                                       2,057           113           498        2,668        42
 Nonaccrual loans:
    Contractually past due with:
      Substantial performance                              -             -             -            -         -
      Limited performance                                  4             -             1            5         3
      No performance                                       2             -             -            2         1
    Contractually current                                  2             -             3            5         3
- - -------------------------------------------------------------------------------------------------------------------
 Total commercial and commercial
   real estate loans                                $  2,065          $113          $502     $  2,680      $ 49
- - -------------------------------------------------------------------------------------------------------------------
 Retail:
   Consumer                                                                                     2,012        19
   Credit card                                                                                    434        18
   Permanent mortgages                                                                            541         2
   Mortgage warehouse loans held for sale                                                         469         -
   Mortgage banking nonaccrual loans                                                                5         1
- - -------------------------------------------------------------------------------------------------------------------
 Total retail loans                                                                             3,461        40
- - -------------------------------------------------------------------------------------------------------------------
 Cleveland Bank & Trust Company                                                                   138         3
 Other/unfunded commitments                                                                        27         3
 General reserve                                                                                    -        12
- - -------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned income                                                     $  6,306      $107
===================================================================================================================
 Foreclosed real estate:
   Foreclosed property                              $      1        $ 12            $  3     $     16
   Foreclosed property - mortgage                          -           -               -           13
   Insubstance foreclosure                                 -           -               -            -
- - -------------------------------------------------------------------------------------------------------------------
      Total foreclosed real estate                                                           $     29
===================================================================================================================


                                                      June 30, 1993         December 31, 1993
                                                    ------------------    --------------------
                                                             Allowance               Allowance
                                                             For Loan                For Loan
 (Dollars in millions)                              Total     Losses        Total     Losses
- - ----------------------------------------------------------------------------------------------
 Internal grades:
    A                                               $   118   $    -      $    111   $    -
    B                                                   268        1           370        1
    C                                                 1,737       23         1,916       23
    D                                                    80        2            65        5
    E                                                    53        3            58        5
    F                                                    50       11            36       11
- - ----------------------------------------------------------------------------------------------
                                                      2,306       40         2,556       45
 Nonaccrual loans:
    Contractually past due with:
      Substantial performance                             -        -             -        -
      Limited performance                                 7        4             7        4
      No performance                                     11        4             2        1
    Contractually current                                 7        2             7        2
- - ----------------------------------------------------------------------------------------------
 Total commercial and commercial
   real estate loans                                $ 2,331   $   50      $  2,572   $   52
- - ----------------------------------------------------------------------------------------------
 Retail:
   Consumer                                           1,429       16         1,733       15
   Credit card                                          392       17           428       17
   Permanent mortgages                                  474        5           495        4
   Mortgage warehouse loans held for sale               397        -         1,100        -
   Mortgage banking nonaccrual loans                      -        -             9        1
- - ----------------------------------------------------------------------------------------------
 Total retail loans                                   2,692       38         3,765       37
- - ----------------------------------------------------------------------------------------------
 Cleveland Bank & Trust Company                         140        3           144        3
 Other/unfunded commitments                              15        3            31        3
 General reserve                                          -       10             -       12
- - ----------------------------------------------------------------------------------------------
     Total loans, net of unearned income            $ 5,178   $  104      $  6,512   $  107
==============================================================================================
 Foreclosed real estate:
   Foreclosed property                              $    16               $     18
   Foreclosed property - mortgage                         -                     14
   Insubstance foreclosure                                4                      -
- - ----------------------------------------------------------------------------------------------
      Total foreclosed real estate                  $    20               $     32
==============================================================================================

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

 FTBNA LOANS SECURED BY REAL ESTATE, PERIOD-END AMOUNTS

                                                        June 30, 1994                            December 31, 1993
                                              ---------------------------------------      -------------------------------------
                                                Construction    Commercial                 Construction     Commercial
 (Dollars in millions)                         & Development   Real Estate      Total      & Development   Real Estate     Total
- - --------------------------------------------------------------------------------------------------------------------------------
 RISK CATEGORIES:
 Real estate collateral serves as
    only source of repayment                     $     67        $    186     $    253       $     55       $     171   $    226
 Real estate collateral is primary
    source of repayment with a
    substantial secondary source                       46             316          362             24             356        380
- - --------------------------------------------------------------------------------------------------------------------------------
           Total                                 $    113        $    502     $    615       $     79       $     527   $    606
================================================================================================================================
 PROJECT TYPE:
 Apartments                                      $      3        $     62     $     65       $      1       $      77   $     78
 Hotels/Motels                                          2              54           56              -              62         62
 Office buildings - multi-tenant                        3              58           61              3              58         61
 Single family builder                                 50               2           52             46               2         48
 Shopping centers                                      17             128          145              7              99        106
 Commercial/Special purpose units                       2              69           71              2              73         75
 All Other                                             36             129          165             20             156        176
- - --------------------------------------------------------------------------------------------------------------------------------
           Total                                 $    113        $    502     $    615       $     79       $     527   $    606
================================================================================================================================

Based on internal loan classifications. Certain previously reported amounts have been reclassified to agree with current presentation.

 ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                               Second Quarter            Year-to-Date
 (Dollars in thousands)                       1994        1993        1994         1993
- - ---------------------------------------------------------------------------------------
 Allowance for loan losses:
   Beginning balance                     $ 107,877   $ 101,848   $ 106,764  $    99,077
   Provision for loan losses                 2,744       9,171       8,415       18,418
   Net charge-offs                          (3,863)     (6,855)     (8,421)     (13,331)
- - ---------------------------------------------------------------------------------------
         Ending balance                  $ 106,758   $ 104,164   $ 106,758  $   104,164
=======================================================================================
 RATIOS:
 Allowance to loans (net of
    unearned income)*                                                 1.69         2.01 %
 Net charge-offs to average loans
   (net of unearned income)*                   .24         .54         .27          .54
 Net charge-offs to allowance                 14.5        26.3        15.8         25.6
- - ---------------------------------------------------------------------------------------

 *Includes loans held for sale reported in "Mortgage warehouse loans held for sale" on the Consolidated Statements of Condition

 NONPERFORMING ASSETS ACTIVITY

                                                  Quarters Ended
 (Dollars in millions)           6/30/94   3/31/94   12/31/93   9/30/93   6/30/93
- - ---------------------------------------------------------------------------------
 Beginning balance             $  55.1    $  59.3    $  41.5   $   47.2   $  51.3
 New nonperformers                 1.5        7.0        4.6        2.1      11.4
 Acquisitions                       --         --       22.8         --        --
 Return to accrual                  --       (2.0)        --         --      (3.4)
 Payments                         (6.0)      (6.8)      (4.0)      (7.2)     (7.8)
 Charge-offs                      (0.5)      (2.4)      (5.6)      (0.6)     (4.2)
 Market writedowns                  --         --         --         --      (0.1)
- - ---------------------------------------------------------------------------------
    Ending balance             $  50.1    $  55.1    $  59.3   $   41.5   $  47.2
=================================================================================

 NONPERFORMING ASSETS

                                                    June 30         December 31
                                              --------------------  -----------
 (Dollars in thousands)                            1994       1993         1993
- - -------------------------------------------------------------------------------
 AMOUNTS:
 Nonaccrual loans                             $  17,858   $ 24,911     $ 25,738
 Restructured loans                                 323        911          579
- - -------------------------------------------------------------------------------
         Total nonperforming loans               18,181     25,822       26,317
 Foreclosed real estate                          29,468     20,107       31,650
 Other assets                                     2,468      1,285        1,285
- - -------------------------------------------------------------------------------
         Total nonperforming assets           $  50,117   $ 47,214     $ 59,252
===============================================================================
 Past due loans:*
   Non-government guaranteed                  $  11,866   $ 11,256     $ 12,817
   Government guaranteed                         10,879     10,747       11,560
- - -------------------------------------------------------------------------------
 RATIOS:
 Nonperforming loans to total loans
   (net of unearned income)**                       .29 %      .50 %        .40 %
 Nonperforming assets to total loans
   (net of unearned income) plus foreclosed
   real estate and other assets**                   .79        .91          .91
 Nonperforming assets and non-government
   guaranteed past due loans to total loans
   (net of unearned income) plus foreclosed
   real estate and other assets**                   .98       1.12         1.10
- - -------------------------------------------------------------------------------

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

GRAPH TITLE:                               Cumulative Changes in Classified
                                           Assets Since Year-End 1988
                                           (Quarterly)

NARRATIVE DESCRIPTION:                     This is a line graph with the x-axis
                                           representing quarterly periods from
                                           1988 to second quarter 1994, and
                                           the y-axis ranges from $0 to $220
                                           million.  There are two lines:
                                           classified assets net of charge-offs
                                           and adjustments and classified
                                           assets.  The classified assets net
                                           of charge-offs and adjustments line
                                           begins at $0 at December 31, 1988,
                                           generally increases until it
                                           reaches $99 million in the third
                                           quarter of 1991, then decreases
                                           steadily to $(14) million in the
                                           second quarter of 1994.  The
                                           classified assets line begins at $0
                                           at December 31, 1988, generally
                                           increases until it reaches $202
                                           million in the third quarter of
                                           1991, then decreases steadily to
                                           $128 million in the third quarter of
                                           1993, and then rises to $136 million
                                           in the first quarter of 1994, and
                                           decreases to $128 million in the
                                           second quarter of 1994.  The
                                           area between the two lines is shaded
                                           and represents the impact to
                                           nonaccrual loans and OREO from net
                                           charge-offs and adjustments.


DATA POINTS:

                                                           Classified Assets
                                                        Net of Charge-Offs and
                                  (Millions of $)             Adjustments           Classified Assets
                                      12/31/88                     0                         0
                                        1Q89                      17                        19
                                        2Q89                      59                        67
                                        3Q89                      46                        68
                                      12/31/89                    30                        68
                                        1Q90                      74                       115
                                        2Q90                      83                       131
                                        3Q90                      83                       141
                                      12/31/90                    80                       154
                                        1Q91                      95                       173
                                        2Q91                      95                       186
                                        3Q91                      99                       202
                                      12/31/91                    78                       190
                                        1Q92                      73                       189
                                        2Q92                      59                       179
                                        3Q92                      51                       175
                                      12/31/92                    24                       151
                                        1Q93                      17                       147
                                        2Q93                      -4                       130
                                        3Q93                      -6                       128
                                      12/31/93                    -5                       134
                                        1Q94                      -6                       136
                                        2Q94                      -14                      128

NOTE: These graphs are used by management to monitor classified assets and nonperforming assets trends. They compare the level of classified assets and nonperforming assets before and after charge-offs and market adjustments. The data is as originally reported and includes acquisitions from the date of the acquisitions.

REFERENCE:                                 Credit Risk Management and Asset
                                           Quality Sections

GRAPH TITLE:                               Cumulative Changes in Nonaccrual
                                           Loans and Other Real Estate Since
                                           Year-End 1988 (Quarterly)

NARRATIVE DESCRIPTION:                     This is a line graph with the x-axis
                                           representing quarterly periods from
                                           1988 to second quarter 1994, and the
                                           y-axis ranges from $0 to $220
                                           million.  There are two lines:
                                           nonaccrual loans and OREO net of
                                           charge-offs and adjustments and
                                           nonaccrual loans and OREO.  The
                                           nonaccrual loans and OREO net of
                                           charge-offs and adjustments line
                                           begins at $0 at December 31, 1988,
                                           generally increases until it reaches
                                           $59 million in the first quarter of
                                           1991, then decreases steadily to
                                           $(6) million in the third quarter of
                                           1993, and then rises to $11 million
                                           in the fourth quarter of 1993, and
                                           decreases again to $3 million at
                                           June 30, 1994.  The nonaccrual loans
                                           and OREO line begins at $0 at
                                           December 31, 1988, generally
                                           increases until it reaches $144
                                           million in the fourth quarter
                                           of 1991, then decreases steadily to
                                           $127 million in the third quarter of
                                           1993, and then rises to $149 million
                                           in the fourth quarter of 1993, at
                                           which point it begins to decrease
                                           again to $143 million by the second
                                           quarter of 1994.  The area between
                                           the two lines is shaded and
                                           represents the impact to
                                           nonaccrual loans and OREO from net
                                           charge-offs and adjustments.


DATA POINTS:

                                                      Nonaccrual Loans and
                                                              OREO
                                                     Net of Charge-Offs and     Nonaccrual Loans and
                               (Millions of $)             Adjustments                  OREO
                                   12/31/88                     0                         0
                                     1Q89                      13                        15
                                     2Q89                      45                        49
                                     3Q89                      35                        57
                                   12/31/89                    27                        63
                                     1Q90                      37                        77
                                     2Q90                      35                        82
                                     3Q90                      35                        91
                                   12/31/90                    56                       123
                                     1Q91                      59                       134
                                     2Q91                      50                       137
                                     3Q91                      43                       142
                                   12/31/91                    35                       144
                                     1Q92                      32                       144
                                     2Q92                      24                       142
                                     3Q92                      20                       142
                                   12/31/92                     7                       134
                                     1Q93                       3                       133
                                     2Q93                       0                       133
                                     3Q93                      -6                       127
                                   12/31/93                    11                       149
                                     1Q94                       8                       148
                                     2Q94                       3                       143

NOTE: These graphs are used by management to monitor classified assets and nonperforming assets trends. They compare the level of classified assets and nonperforming assets before and after charge-offs and market adjustments. The data is as originally reported and includes acquisitions from the date of the acquisitions.

REFERENCE:                                 Credit Risk Management and Asset
                                           Quality Sections

                                    Part II.

                               OTHER INFORMATION


Items 1,  3, and 5.

As of the end of the second quarter, 1994, the answers to Items 1, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2.  Changes in Securities

The restated Charter, as amended, has been amended as described in Part II,
Item 4 herein. Articles of Amendment were filed on April 22, 1994, with the Tennessee Secretary of State. The effect of the change on the holders of the Corporation's common stock, $2.50 par value, is described at Item No. 2 on, and incorporated herein by reference to, pages 18 - 21 of the proxy statement dated March 14, 1994, mailed to shareholders in connection with the Corporation's annual meeting of shareholders held on April 19, 1994, and filed with the Commission on March 17, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      The Company's Annual Meeting of Shareholders was held on April 19,
         1994.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for election to Class I (Mr. Orgill, Ms. Roman and Mr. Sansom). The nominees for Class I were elected for a three-year term or until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Belz, Blattberg, Horn, Hyde, Ray, Rose, Street and Terry.

(c) At the Annual Meeting, the shareholders approved an amendment to the Corporation's restated charter increasing the number of authorized shares of common stock from 50 million to 100 million shares and ratified the appointment of Arthur Andersen & Co. as independent auditors for the year 1994. The following table discloses the vote with respect to each nominee, the charter amendment, and the ratification of auditors:

                                                      For             Withheld
                                                      ---             --------

         Joseph Orgill, III                       23,681,488           154,984

         Vicki G. Roman                           23,618,850           217,622

         William B. Sansom                        23,683,408           153,064

                                                  For       Against    Abstain
                                                  ---       -------    -------
         Approval of an amendment to the
         Corporation's restated charter        22,951,042   683,097    202,333

                                                  For       Against    Abstain
                                                  ---       -------    -------

         Ratification of auditors             23,338,689    390,442    107,341

         There were no "broker non-votes" with respect to any of the vote items and no abstentions with respect to any of the nominees.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the
         Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b)      No reports on Form 8-K were filed during the second quarter of 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST TENNESSEE NATIONAL CORPORATION
                                                      (Registrant)





DATE:     8/12/94                           By:      James F. Keen
                                                --------------------------------
                                                     James F. Keen
                                            Senior Vice President and Controller
                                                 (Duly Authorized Officer and
                                                   Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                      Exhibit Description                                  Page No.
- - -----------                      -------------------                                  --------
    3(i)       Restated Charter of FTNC, as amended, incorporated
               herein by reference to Exhibit 3(i) to FTNC's registration statement on Form S-4 (No. 33-53331) filed April 28, 1994.

    3(ii)      Bylaws of FTNC, as amended                                           Filed Herewith

    11         Statement re Computation of Per Share Earnings                       Filed Herewith

    99 Item No. 2 on pages 18 - 21 of the Corporation's proxy statement dated March 14, 1994, mailed to shareholders in connection with the annual meeting held on April 19, 1994, filed on March 17, 1994 and incorporated herein by reference.