Form 10-Q/A
period 1994-03-31
FIRST TENNESSEE NATIONAL CORP
filed 1994-08-19
CIK 36966

                                 FORM 10-Q/A

                               Amendment No. 1

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

   (Mark one)
           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               --------------

                                       OR
          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Yes   x     No
    -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $2.50 par value                           31,839,899
- - -----------------------------                 -----------------------------
          Class                               Outstanding at April 30, 1994

                                    PART I.

                             FINANCIAL INFORMATION



Item 1.  Financial Statements.

         This amendment to Items 1 and 2 of Part I is the result of the change in the method used to reflect the acquisitions that have occurred this year and are accounted for as poolings of interest. Previously, the acquisitions were recorded by restatement of beginning retained earnings without restating the prior-period income statements. The amendment reflects the financial position and results of operations of all companies on a combined basis from the earliest period presented. Items 1 and 2 of Part I are hereby restated, as amended, in their entirety as follows:

         The Consolidated Statements of Condition.

         The Consolidated Statements of Income.

         The Statements of Cash Flows.

         The Notes to Consolidated Financial Statements.


         This financial information reflects all adjustments which are, in the opinion of management, necessary to fair representation of the results of the periods covered.

CONSOLIDATED STATEMENTS OF CONDITION                             First Tennessee
                                                                        National
                                                                     Corporation


                                                                                          March 31        December 31
                                                                               ------------------------  -------------
 (Dollars in thousands)(Unaudited)                                                     1994        1993         1993
- - ----------------------------------------------------------------------------------------------------------------------
 ASSETS:
 Cash and due from banks                                                       $    601,905  $  423,748  $   618,214
 Federal funds sold and securities purchased under agreements to resell             324,169     153,201      137,663
- - ----------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents                                                 926,074     576,949      755,877
- - ----------------------------------------------------------------------------------------------------------------------
 Investment in bank time deposits                                                     4,552       2,435        7,637
 Trading securities inventory                                                       526,018     251,140      178,663
 Mortgage warehouse loans held for sale                                             733,045     221,225    1,099,686
 Securities held for sale                                                                --      94,338       53,035
 Securities available for sale                                                    1,365,478          --           --
 Investment securities:
   Mortgage-backed securities and collateralized
      mortgage obligations                                                               --   2,431,458    1,637,531
   U.S. Treasury and other U.S. government agencies                                      --     410,277      377,491
   States and municipalities                                                             --     108,290       83,351
   Other                                                                                 --     129,136       87,674
- - ----------------------------------------------------------------------------------------------------------------------
     Total investment securities (market value of $3,150,794
      at March 31, 1993, and $2,228,565 at December 31, 1993)                            --   3,079,161    2,186,047
- - ----------------------------------------------------------------------------------------------------------------------
 Securities held to maturity:
   Mortgage-backed securities and collateralized
      mortgage obligations                                                          572,444          --           --
   U.S. Treasury and other U.S. government agencies                                  11,569          --           --
   States and municipalities                                                         62,018          --           --
   Other                                                                             19,773          --           --
- - ----------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity (market value of
      $652,970 at March 31, 1994)                                                   665,804          --           --
- - ----------------------------------------------------------------------------------------------------------------------
 Loans:
   Commercial:
     Taxable                                                                      2,503,442   2,166,042    2,520,955
     Tax-exempt                                                                      74,905      91,957       78,271
- - ----------------------------------------------------------------------------------------------------------------------
           Total commercial loans                                                 2,578,347   2,257,999    2,599,226
   Consumer                                                                       1,968,867   1,369,590    1,799,455
   Real estate mortgage                                                             512,943     569,462      495,855
   Credit card receivables                                                          412,326     388,656      428,074
   Real estate construction                                                         105,225      65,301       75,844
   Nonaccrual                                                                        20,001      26,409       25,738
- - ----------------------------------------------------------------------------------------------------------------------
           Total gross loans                                                      5,597,709   4,677,417    5,424,192
   Less: Unearned income                                                             11,140      17,963       12,082
               Allowance for loan losses                                            107,877     101,848      106,764
- - ----------------------------------------------------------------------------------------------------------------------
           Total net loans                                                        5,478,692   4,557,606    5,305,346
- - ----------------------------------------------------------------------------------------------------------------------
 Premises and equipment, net                                                        135,992     114,561      134,792
 Real estate acquired by foreclosure                                                 31,577      22,567       31,650
 Customers' acceptances                                                               3,725       4,212        4,871
 Intangible assets                                                                  167,403     115,852      174,095
 Bond division receivables and other assets                                         616,464     457,225      369,320
- - ----------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                        $ 10,654,824  $9,497,271  $10,301,019
======================================================================================================================
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Deposits:
   Demand                                                                      $  1,758,560  $1,491,754  $ 1,914,132
   Checking/Interest                                                                537,663     517,374      542,462
   Savings                                                                          709,582     542,494      534,211
   Money market account                                                           1,717,825   1,603,916    1,682,996
   Certificates of deposit under $100,000 and other time                          2,296,962   2,431,995    2,270,728
   Certificates of deposits $100,000 and more                                       487,986     433,636      402,528
- - ----------------------------------------------------------------------------------------------------------------------
           Total deposits                                                         7,508,578   7,021,169    7,347,057
 Federal funds purchased and securities sold under
    agreements to repurchase                                                      1,047,118     858,612    1,010,473
 Commercial paper and other short-term borrowings                                   428,996     349,901      746,561
 Acceptances outstanding                                                              3,725       4,212        4,871
 Bond division payables and other liabilities                                       859,002     527,441      412,105
 Long-term debt                                                                      91,829      93,083       92,043
- - ----------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                      9,939,248   8,854,418    9,613,110
- - ----------------------------------------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY:
   Preferred stock - no par value (5,000,000 shares authorized, but unissued)            --          --           --
   Common stock - $2.50 par value (shares authorized - 50,000,000;
    shares issued - 31,826,717 at March 31, 1994; 31,641,356
    at March 31, 1993; and 31,745,521 at December 31, 1993)                          79,567      79,103       79,364
   Capital surplus                                                                   87,781      86,078       85,413
   Undivided profits                                                                548,222     481,112      525,507
   Unrealized market adjustment on available for sale securities                      3,811          --           --
   Deferred compensation on restricted stock incentive plan                          (3,805)     (3,440)      (2,375)
- - ----------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                               715,576     642,853      687,909
- - ----------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS'                                 $ 10,654,824  $9,497,271  $10,301,019
======================================================================================================================

CONSOLIDATED STATEMENTS OF INCOME                                First Tennessee
                                                                        National
                                                                     Corporation

                                                            Three Months Ended
                                                                  March 31
                                                         ------------------------
 (Dollars in thousands except per share data)(Unaudited)        1994         1993
- - ---------------------------------------------------------------------------------
 INTEREST INCOME:
 Interest and fees on loans                              $   121,940  $    99,524
 Interest on investment securities:
   Taxable                                                    29,362       46,823
   Tax-exempt                                                  1,224        1,833
 Interest on trading securities inventory                      2,626        2,213
 Interest on other earning assets                              1,642        1,057
- - ---------------------------------------------------------------------------------
           Total interest income                             156,794      151,450
- - ---------------------------------------------------------------------------------
 INTEREST EXPENSE:
 Interest on deposits:
   Checking/Interest                                           2,233        2,534
   Savings                                                     3,173        3,802
   Money market account                                       10,061       10,675
   Certificates of deposit under $100,000
     and other time                                           25,382       30,576
   Certificates of deposit $100,000 and more                   3,998        3,881
 Interest on short-term borrowings                            13,958       10,012
 Interest on long-term debt                                    2,259        2,476
- - ---------------------------------------------------------------------------------
           Total interest expense                             61,064       63,956
- - ---------------------------------------------------------------------------------
 NET INTEREST INCOME:                                         95,730       87,494
 Provision for loan losses                                     5,671        9,247
- - ---------------------------------------------------------------------------------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          90,059       78,247
- - ---------------------------------------------------------------------------------
 NONINTEREST INCOME:
 Mortgage banking                                             33,714       13,524
 Bond division                                                26,231       23,585
 Service charges on deposit accounts                          14,501       13,294
 Bank card                                                     6,644        6,377
 Trust service                                                 5,898        5,514
 Equity securities gains                                      14,989          594
 Investment securities gains (losses)                           (321)         364
 Other                                                        11,128       10,629
- - ---------------------------------------------------------------------------------
           Total noninterest income                          112,784       73,881
- - ---------------------------------------------------------------------------------
 ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES       202,843      152,128
- - ---------------------------------------------------------------------------------
 NONINTEREST EXPENSE:
 Employee compensation, incentives, and benefits              82,961       57,326
 Operations services                                           8,057        6,885
 Occupancy                                                     6,897        5,646
 Amortization of intangible assets                             6,719        5,566
 Communications and courier                                    6,575        4,626
 Equipment rentals, depreciation, and maintenance              5,500        4,385
 Deposit insurance premium                                     4,002        4,194
 Other                                                        26,764       18,299
- - ---------------------------------------------------------------------------------
           Total noninterest expense                         147,475      106,927
- - ---------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                                   55,368       45,201
 Applicable income taxes                                      18,738       15,469
- - ---------------------------------------------------------------------------------
 NET INCOME                                              $    36,630  $    29,732
=================================================================================
 NET INCOME PER COMMON SHARE                             $      1.15  $      0.94
- - ---------------------------------------------------------------------------------
 WEIGHTED AVERAGE SHARES OUTSTANDING                      31,792,655   31,612,020
- - ---------------------------------------------------------------------------------
 TAX EQUIVALENT ADJUSTMENT TO TOTAL INTEREST INCOME      $     1,152  $     1,917
- - ---------------------------------------------------------------------------------

CONSOLIDATED                                                     First Tennessee
STATEMENTS                                                              National
OF CASH FLOWS                                                        Corporation


                                                               Three Months Ended
                                                                    March 31
 (Dollars in thousands)(Unaudited)                               1994       1993
- - --------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
   Net income                                              $   36,630 $   29,732
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                  5,671      9,247
     Depreciation and amortization of premises and equipment    4,576      3,833
     Amortization of intangibles                                6,719      5,566
     Net amortization of premiums and accretion of discounts    4,020      6,206
     Market value adjustment on foreclosed property               414         39
     Market value adjustment on securities held for sale           --       (314)
     Equity securities gains                                  (14,989)      (594)
     Debt securities losses (gains)                               321        (46)
     Net gain on disposal of fixed assets                         (93)        (1)
     Net gain on disposal of branch                                --       (672)
     Deferred income tax provision (benefit)                    1,786     (1,893)
     Net (increase) decrease in:
       Trading securities inventory                          (347,355)   (62,533)
       Mortgage warehouse loans held for sale                 366,641    (11,922)
       Bond division receivables                             (221,784)  (176,867)
       Interest receivable                                     (2,472)    (2,848)
       Other assets                                           (28,822)   (42,380)
     Net increase (decrease) in:
       Bond division payables                                 438,846    174,371
       Interest payable                                         3,567      1,221
       Other liabilities                                      (42,369)    25,683
- - --------------------------------------------------------------------------------
         Total adjustments                                    174,677    (73,904)
- - --------------------------------------------------------------------------------
         Net cash provided by operating activities            211,307    (44,172)
- - --------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
   Proceeds from maturities of:
     Investment securities                                         --    313,757
     Held to maturity securities                              259,765         --
     Available for sale securities                             61,864         --
   Proceeds from sale of:
     Debt securities                                               --     20,739
     Equity securities                                             --      2,271
     Available for sale securities                            164,065         --
     Premises and equipment                                       349          1
   Payments for purchase of:
     Debt securities                                               --   (387,621)
     Equity securites                                              --     (1,488)
     Held to maturity securities                             (105,068)        --
     Available for sale securities                           (119,640)        --
     Premises and equipment                                    (6,714)    (4,464)
   Net increase in loans                                     (178,883)    (8,770)
   Decrease (increase) in investment in bank time deposits      3,085       (253)
   Branch sale, including cash and cash equivalents sold           --    (18,339)
- - --------------------------------------------------------------------------------
         Net cash used by investing activities                 78,823    (84,167)
- - --------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                        467        677
   Payments for:
     Capital lease obligations                                    (37)       (37)
     Long-term debt                                              (237)   (36,236)
     Cash dividends                                              (127)    (8,769)
     Equity distributions related to acquisitions                (600)        --
     Stock repurchase                                              --        (20)
   Net increase (decrease) in:
     Deposits                                                 161,521    (72,909)
     Short-term borrowings                                   (280,920)    21,130
- - --------------------------------------------------------------------------------
         Net cash used by financing activities               (119,933)   (96,164)
- - --------------------------------------------------------------------------------
         Net decrease in cash and cash equivalents            170,197   (224,503)
- - --------------------------------------------------------------------------------
         Cash and cash equivalents at beginning of period     755,877    801,452
- - --------------------------------------------------------------------------------
         Cash and cash equivalents at end of period        $  926,074 $  576,949
================================================================================
 Total interest paid                                       $   54,352 $   63,279
 Total income taxes paid                                        8,305      1,867

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

NOTE 2 -- BUSINESS COMBINATIONS
On January 4, 1994, First Tennessee completed the acquisition of SNMC Management Corporation (SNMC). SNMC, the parent of Sunbelt National Mortgage Corporation headquartered in Dallas, Texas, became a wholly owned subsidiary of First Tennessee Bank National Association, the principal subsidiary of First Tennessee. At March 31, 1994, SNMC had total assets of approximately $418.6 million.
         On March 1, 1994, Highland Capital Management Corp. (HCMC) merged with First Tennessee Investment Management, Inc., a wholly owned subsidiary of First Tennessee. The combined organization became a wholly owned subsidiary of First Tennessee with the name Highland Capital Management Corp. and manages $2.6 billion in assets.
         On March 16, 1994, First Tennessee completed the acquisition of Cleveland Bank and Trust Company (CBT). CBT became a wholly owned subsidiary of First Tennessee. At March 31, 1994, CBT had total assets of approximately $227.1 million; total deposits of approximately $200.3 million; and total equity capital of approximately $23.7 million.
         The consolidated financial statements of First Tennessee give effect to these mergers which have been accounted for as poolings of interests. Accordingly, the accounts of the acquired companies have been combined with those of First Tennessee for all periods presented to reflect the results of these companies on a combined basis for all periods presented, except for dividends. Certain reclassifications of the historical results of these companies have been made to conform to the current presentation.
         The following presents on a combined basis certain financial data pertaining to the acquisitions completed in the first quarter of 1994:

 (Dollars in thousands,          First
 except per share data)        Tennessee     SNMC       HCMC      CBT     Combined
- - ----------------------------------------------------------------------------------
 FOR THE THREE MONTHS
 ENDED MARCH 31, 1993
 Total revenue*               $  146,636  $  10,770  $    946  $ 3,023  $  161,375
 Net income                       30,242     (1,386)       69      807      29,732
 Net income per share:
    Primary                         1.07     (15.40)   691.32     8.07        0.94
    Fully diluted                   1.05     (15.40)   691.32     8.07        0.92
- - ----------------------------------------------------------------------------------
 *Total revenue is net interest income and noninterest income

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

NOTE 3 -- OTHER INCOME AND OTHER EXPENSE

Following is detail concerning "Other income" and "Other expense" as presented in the Consolidated Statements of Income:

                                             Three Months Ended
                                                  March 31
                                             ------------------
 (Dollars in thousands)                        1994        1993
- - ---------------------------------------------------------------
 OTHER INCOME:
 Check clearing fees                         $ 3,966    $ 3,503
 Other service charges                         2,089      2,364
 All other                                     5,073      4,762
- - ---------------------------------------------------------------
           Total                             $11,128    $10,629
===============================================================
 OTHER EXPENSE:
 Legal and professional fees                 $ 4,718    $ 2,185
 Advertising and public relations              3,083      1,894
 Supplies                                      2,426      1,752
 Fed service fees                              1,997      1,877
 Travel and entertainment                      1,741      1,372
 Foreclosed real estate                          694        550
 All other                                    12,105      8,669
- - ---------------------------------------------------------------
           Total                             $26,764    $18,299
===============================================================

NOTE 4 -- INTANGIBLE ASSETS

Following is a summary of intangible assets (net of accumulated amortization) included in the Consolidated Statements of Condition:

                                                March 31      December 31
                                           ------------------ -----------
 (Dollars in thousands)                        1994      1993        1993
- - -------------------------------------------------------------------------
 Purchased mortgage servicing rights       $ 77,326  $ 62,736    $ 82,625
 Goodwill                                    61,992    22,099      62,565
 Premium on purchased deposits and assets    28,085    31,017      28,905
- - -------------------------------------------------------------------------
        Total intangible assets            $167,403  $115,852    $174,095
=========================================================================

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

Item 2:  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


This amendment to Items 1 and 2 of Part I is the result of the change in the method used to reflect the acquisitions that have occurred this year and are accounted for as poolings of interest. Previously, the acquisitions were recorded by restatement of beginning retained earnings without restating the prior-period income statements. The amendment reflects the financial position and results of operations of all companies on a combined basis from the earliest period presented. Items 1 and 2 of Part I are hereby restated, as amended, in their entirety as follows:


CONSOLIDATED FINANCIAL REVIEW

         On January 4, 1994, SNMC Management Corporation (SNMC) was acquired. Sunbelt National Mortgage Corporation (Sunbelt), a subsidiary of SNMC, has a network of 44 offices in 14 states, with most of the originations occurring in the Southwest, Florida, and North Carolina. During 1993, Sunbelt originated $3.3 billion in mortgage loans and at year-end serviced $6.1 billion in mortgage loans.

         On March 1, 1994, Highland Capital Management Corp. (HCMC) merged with First Tennessee Investment Management, Inc. (FTIM), a wholly owned subsidiary of First Tennessee National Corporation (First Tennessee). The combined organization, with the name Highland Capital Management Corp., manages $2.6 billion in fixed income and equity securities.

         On March 16, 1994, First Tennessee acquired Cleveland Bank and Trust Company (CBT) of Cleveland, Tennessee. CBT had $227.1 million in assets, $200.3 million in deposits, and $23.7 million in equity capital at March 31, 1994.
         These acquisitions were accounted for as poolings-of-interest. Accordingly, all financial data for the current and prior periods have been included to reflect the financial position and the results of operations of all companies on a combined basis from the earliest period presented. Maryland National Mortgage Corporation (Maryland) was acquired on October 1, 1993, and was accounted for as a purchase. Therefore, results of Maryland operations prior to October 1, 1993, are not reflected in the consolidated statements.
         Net income for the first quarter of 1994 was $1.15 per share, an increase of 22 percent from the $.94 per share for the first quarter of 1993. Net income for the first quarter of 1994 totaled $36.6 million compared to $29.7 million for the same period last year, an increase of 23 percent. The improvement in earnings was primarily attributable to the strong growth of noninterest income from the mortgage banking expansion and a record quarter of bond division income.
         Return on equity (ROE) was 20.88 percent for the quarter ended March 31, 1994, compared to 19.07 percent for the same period last year. The 20.88 percent ROE reflects the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Excluding the SFAS No. 115 impact would have resulted in a ROE of 21.29 percent for the first quarter of 1994. Return on average assets (ROA) increased to 1.48 percent for the quarter ended March 31, 1994, from 1.33 percent for the first quarter of 1993.

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

EARNINGS ANALYSIS
NET INTEREST INCOME

         Net interest income (NII) provided 46 percent of net revenues for
First Tennessee in the first quarter. NII is the difference between interest and fees earned on earning assets and the interest expense incurred on interest-bearing liabilities. For purposes of this discussion, NII has been adjusted to a fully taxable equivalent basis for certain tax-exempt loans and investments included in earning assets, and earning assets, including loans, have been expressed as averages, net of unearned income. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields, and overall interest rates have a major impact on earnings.
         NII rose to $96.9 million for the quarter ended March 31, 1994, from $89.4 million for the same period last year, an increase of 8 percent. This increase can be attributed to an increase in earning assets as well as a change in the mix of earning assets.
         Earning assets increased 9 percent for the quarter compared to the same period last year. Total loans grew 31 percent during this same time period. Loans, the largest component of earning assets, represented 71 percent of earning assets for the first quarter of 1994, up significantly from 59 percent for the comparable period last year.
         Commercial loans, the single largest loan category, comprised 29 percent of earning assets for the quarter ended March 31, 1994. The balance of $2.6 billion represented a 16 percent increase from the same period in 1993, and was primarily due to the strong economic recovery realized over the past year. Consumer loans increased 39 percent from first quarter 1993 due to market growth through Gulf Pacific Mortgage, a division of FTBNA; enhanced promotional campaigns to attract refinancing activity of consumer real estate; and expanded cross-selling of loan products to current deposit customers.
         Mortgage loans, which includes 1-4 family residential mortgage loans originated by First Tennessee, increased from $774 million in the first quarter of 1993 to $1.3 billion in the first quarter of 1994. This substantial increase was due to mortgage loans originated by Maryland, which were not included in previous year s numbers, and from the volume of refinancings in the first quarter of 1994.
         As a result of strong loan growth and the acquisitions of the mortgage companies, total investment securities dropped 28 percent to an average of $2.2 billion for first quarter 1994, significantly changing the earning asset mix. Investment securities represented 24 percent of average earning assets for first quarter 1994 compared to 37 percent for the same period last year.
         A 6 percent increase in average core deposits supported much of the
growth in earning assets.   Average core deposits continued to be First
Tennessee's largest source of funding, providing 77 percent of the required earning asset funding.

PROVISION FOR LOAN LOSSES
         The provision for loan losses is the periodic charge to earnings for potential losses in the loan portfolio. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance is increased by the provision and decreased by loan charge-offs, net of recoveries. The evaluation process to determine potential losses includes consideration of the industry, specific conditions of the individual borrower, and the general economic environment.
As these factors change, the level of loan loss provision changes. Reflecting continued improvement in asset quality, the loan loss provision for the first quarter of 1994, totaled $5.7 million, a 39 percent decrease from the $9.2 million for the same period in 1993.

NONINTEREST INCOME
         Noninterest income is a significant source of First Tennessee's revenue, representing 54 percent of net revenues for the first quarter of 1994, compared with 46 percent for the first quarter of 1993. Excluding securities transactions in both periods, noninterest income grew 35 percent relative to the same period last year. Mortgage banking noninterest income grew 149 percent to $33.7 million from first quarter 1993 to first quarter 1994. This increase was primarily related to increased income from mortgage servicing fees and expanded loan origination volume in the mortgage banking operations. The bond division set record noninterest income of $26.2 million for the quarter ended March 31, 1994, up 11 percent from the same period the prior year. This increase is a result of enlarging the customer base through increased customer diversification efforts and new office expansion. Income from service charges on deposit accounts increased 9 percent from $13.3 million in first quarter 1993 to $14.5 million in first quarter 1994. Trust income increased 7 percent for the same time period from $5.5 million to $5.9 million, reflecting overall business growth. If securities transactions and Maryland noninterest income, which is not included in the prior year results, are excluded, noninterest income grew 17 percent, and mortgage banking noninterest income increased 58 percent when comparing first quarter 1994 to first quarter 1993.
         Net securities gains amounted to $14.7 million in first quarter 1994. This amount included $300,000 of securities losses from the available for sale portfolio incurred in the normal course of business. The remainder reflected the gain associated with the Hickory Venture Capital transaction.

NONINTEREST EXPENSE
         Noninterest operating expense was $147.5 million compared with $106.9 million in the first quarter of 1993. Excluding expenses related to Maryland, onetime acquisition expenses, expenses related to the adoption of SFAS No. 112, and incentive expenses related to the Hickory Venture Capital gain, noninterest operating expense would have risen 12 percent in first quarter 1994 compared with first quarter 1993.
         An increase of 45 percent in employee compensation, incentives, and benefits, the single largest category of noninterest expenses, was the major contributor to expense growth. Approximately 38 percent of the increase was attributable to Maryland, and approximately 3 percent of the increase in personnel expenses was due to increases in commissions and incentives expense
from bond division activities.   In addition,  SFAS No. 112, "Employers'
Accounting for Postemployment Benefits" was adopted January 1, 1994, and contributed $2.3 million, or 9 percent to personnel expense growth. Excluding incentives related to the Hickory Venture Capital transaction, incremental expenses associated with Maryland, and the impact of SFAS No. 112, employee compensation, incentives, and benefits expense rose 19 percent in the first quarter of 1994 compared to the first quarter of

1993. The increase is primarily the result of a higher number of employees, regular salary increases, and higher commissions and incentives expense in mortgage banking. Other noninterest expense increased 46 percent from first quarter 1993. Legal and professional fees primarily related to recent acquisitions led the increase, rising 116 percent. Advertising and public relations increased 63 percent and can be attributed to the product campaigns conducted during the period. The remainder of the increase in other noninterest expense was spread among several expense categories including supplies, travel and entertainment, and other insurance and taxes.

INCOME TAXES
         The effective tax rate, or taxes as a percentage of pre-tax income, for the three months ended March 31, 1994, was 33.8 percent, a slight decrease from the 34.2 percent for the same period last year. The tax rates reflect a statutory federal rate of 34 percent for the first quarter of 1993 instead of the current 35 percent which went into effect during the third quarter of 1993. The effective tax rate for the first quarter of 1994 was lowered as a result of eliminating $1.9 million of Sunbelt s $7.7 million deferred tax asset valuation allowance, reflecting tax operating losses realized during 1992 and 1993.


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

INTEREST RATE RISKS
         First Tennessee s ALCO subjects earnings projections to a variety of interest rate scenarios as well as pricing, maturity, growth, and mix strategies to make informed decisions to increase income and limit interest rate risk.
         First Tennessee s goal is to stabilize the net interest margin by limiting the size of the rate sensitivity position. One ALCO guideline is to maintain an interest sensitivity gap position between the volume of assets and the volume of liabilities repricing within one year below 5 percent of earning assets. At March 31, 1994, the balance sheet was rate sensitive by $94 million more assets than liabilities scheduled to reprice within one year. At one percent of earning assets, this position was within guideline limits and represented a relatively neutral position.
         In addition, ALCO monitors the impact of changes in the level of interest rates, the steepness of the yield curve, and market spreads on NII. Results from recent NII simulations estimated that NII was relatively unchanged given a 200 basis point parallel shift in the level of interest rates. In addition, management periodically analyzes the effect on NII of severe stress test scenarios in which the current steepness of the yield curve is reduced significantly and loan and deposit spreads narrow sharply.

         Off-balance sheet transactions such as interest rate swaps, forwards, and options are used to manage rate sensitivity and to increase flexibility and profitability in an increasingly competitive environment. These transactions are only used to hedge potential fluctuations in income or market values and are not used to generate speculative earnings. Total forward and futures contracts at March 31, 1994, amounted to $3.8 billion. Of the $3.8 billion, $2.7 billion were forward contracts completed by the bond division. Forward contracts at the bond division represent pending customer transactions that are non-regular way settlements, and these forward contracts normally settle within 30 days. Mortgage banking forwards totaled $1.1 billion at March 31, 1994. The purpose of mortgage banking forwards is to hedge the interest rate risk from the time the mortgage loan is committed until it is funded and securitized.
The notional value of interest rate swaps at March 31, 1994, was $1.5 billion compared to $47.0 million at March 31, 1993. The volume of this type of off-balance sheet instruments increased as First Tennessee recognized several opportunities to hedge potential NII risks. This included a $1 billion prime rate versus fed funds rate swap that was added during 1993 in order to minimize the impact from the potential narrowing in the spread between base rate loans and short-term market rates. The notional amount of this swap, which matures in 1996, approximated one-half of First Tennessee's loans indexed to this rate. Additionally, $250 million of interest rate floors and caps were acquired and issued and $450 million in index amortizing fixed vs. floating rate swaps were purchased since March 1, 1993, as part of First Tennessee's on-going interest rate sensitivity management.


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

         Long-term liquidity needs are provided by a large core deposit base and a strong capital position. Average core deposits, the most stable source of liquidity, funded 69 percent of total average assets in the first quarter of 1994, while short-term purchased funds funded 21 percent. Short-term purchased funds include certificates of deposit greater than $100,000, federal funds purchased, securities sold under agreements to repurchase, commercial paper, and other borrowed funds, including term federal funds purchased. Short-term purchased funds increased from $1.6 billion at March 31, 1993 to $2.1 billion at March 31, 1994. This increase was due to loan growth outpacing deposit
growth.   First Tennessee's commercial paper is rated TBW-1 by Thomson
BankWatch, its highest rating category for short-term debt.


CAPITAL ADEQUACY

         Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. Management's objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets and average equity to net loans. For each of these ratios, a long-term goal is established. At least once a year the goals are re-evaluated to ensure that they continue to meet management's objectives and reflect changes in market conditions and the regulatory environment.
         Management's long-term goal is to maintain an average equity to average assets ratio between 6.75 percent and 7.50 percent and a minimum ratio of average equity to average net loans equal to or above 10.50 percent. Both of these goals are currently being met. Average equity to average assets was
7.07 percent in first quarter of 1994, compared to 7.00 percent in the first
quarter of 1993.    During the first quarter of 1994, average equity to average net loans was 11.47 percent compared to 13.35 percent for the same period last year.
         The Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (FDIC) require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will have more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.
         The capital guidelines classify capital into two tiers referred to as Tier 1 and Tier 2. Total capital consists of Tier 1 capital which for First Tennessee is common shareholders' equity (excluding SFAS No. 115 adjustment) less goodwill and certain other intangible assets, and Tier 2 capital which for First Tennessee is qualifying subordinated debt and a limited amount of loan loss reserves. In determining risk-based capital requirements, assets are assigned risk-weights of 0 percent to 100 percent, depending on the regulatory assigned levels of risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. Furthermore, regulators monitor a leverage ratio which compares Tier 1 capital to total average assets less goodwill and certain other intangible assets. The risk-based regulatory capital ratios are shown for First Tennessee and FTBNA in the accompanying table.
         The FDIC also monitors risk-based capital guidelines and requires weaker banks to pay higher premium rates while allowing healthy, well-capitalized banks to pay less. Assessments for banks range from 23 cents for well-capitalized institutions to 31 cents for the weakest undercapitalized institutions. On March 31, 1994, First Tennessee and its bank subsidiaries qualified as well-capitalized institutions. The well-capitalized standard is another capital goal included in First Tennesse's capital policy.


CREDIT RISK MANAGEMENT AND ASSET QUALITY
         First Tennessee manages risk in the loan portfolio through its credit policy, diversity in the mix of loans in the portfolio, intensive analysis of credit requests, a continuous process of monitoring existing loans, and the credit judgment of experienced credit officers. As acquisitions are completed, we transition them into this centralized credit process as soon as practical. Management believes the objective of a sound credit policy is to extend quality loans to customers while managing risk affecting shareholders and depositors. First Tennessee s goal is not to avoid risk, but rather to manage it.

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

         Commercial real estate loans at March 31, 1994, were $497.0 million compared to $527.1 million at December 31, 1993. Construction and development loans increased to $93.1 million at the end of the first quarter of 1994 from $78.8 million at December 31, 1993, as additional funding for construction projects increased.

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

         The allowance for loan losses is increased by the provision for loan losses and decreased by charged-off loans, net of recoveries. On March 31, 1994, the total allowance for loan losses was $107.9 million compared to $101.8 million for the same period last year. The allowance for loan losses to loans, net of unearned income, was 1.71 percent at March 31, 1994, compared to 2.09 percent at March 31, 1993. Excluding the mortgage warehouse loans, these ratios would have been 1.93 percent and 2.19 percent at March 31, 1994 and 1993, respectively.
         Net charge-offs decreased 30 percent to $4.6 million at March 31, 1994, from $6.5 million at March 31, 1993. Net charge- offs to average loans, net of unearned income, improved to .29 percent for first quarter 1994 compared to .54 percent for first quarter 1993.

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

NONPERFORMING ASSETS

         Nonperforming assets, consisting of nonaccrual and restructured loans, foreclosed real estate and other assets, increased 7 percent to $55.1 million at March 31, 1994. This compares to $51.3 million reported at March 31, 1993. Excluding Maryland, nonperforming assets would have been $33.9 million. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely. Nonperforming loans decreased 26 percent to $20.4 million at March 31, 1994, from the $27.4 million reported at March 31, 1993. This decrease would have been 49 percent if Maryland had not been included. The ratio of nonperforming loans to total loans decreased to .32 percent at the end of the first quarter of 1994 compared to .56 percent for the same period in 1993. Excluding Maryland, this ratio would have been .22 percent. There is $31.6 million of foreclosed real estate included in nonperforming assets as of March 31, 1994. Excluding Maryland, foreclosed real estate would have been $16.8 million, and this amount has been written down to 52 percent of the original loan values, net of payments. The Nonperforming Assets table details the activity in nonperforming assets between March 31, 1994, and March 31, 1993.

         In management's opinion, the level of nonperforming assets in 1994 should remain relatively unchanged, provided the economy continues to grow.

PAST DUE LOANS

         Past due loans are loans that are 90 days or more past due as to principal or interest but have not been placed on nonaccrual status. First Tennessee continues accruing interest on these loans if they are currently in the process of collection and are well-secured. Past due loans amounted to $22.7 million at March 31, 1994, compared to the $22.8 million at March 31, 1993.
         Potential problem assets are not included in nonperforming assets, and represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for assets classified substandard and doubtful. At March 31, 1994, potential problem assets declined 36 percent to $66.2 million compared to $103.7 million at March 31, 1993.


LOAN CONCENTRATIONS
         Loan industry concentrations are a measure of the diversification of the commercial loan portfolio. Diversification is an important means of reducing the investment risks associated with fluctuations in economic conditions. At March 31, 1994, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

ACCOUNTING AND REGULATORY MATTERS
SFAS NO. 112 - "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS"
         In November 1992, FASB issued SFAS No. 112. It requires the recognition of the obligation for benefits to former and inactive employees after employment but before retirement. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, workers compensation, job training and counseling, and continuation of benefits such as health care and life insurance coverage. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993, with early adoption permitted. On January 1, 1994, First Tennessee adopted SFAS No. 112 with the recognition of $2.3 million of pre-tax postemployment benefits related to prior service rendered and rights vested.

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

REGULATORY CAPITAL



                                           First Tennessee*    FTBNA**
                                           ---------------    --------       Well-
                                               March 31       March 31    Capitalized
                                           ---------------    --------    Regulatory
 (Dollars in thousands)                            1994           1994     Minimums
- - -------------------------------------------------------------------------------------
 CAPITAL:
 Tier 1 capital:
      Shareholders' common equity           $   715,576     $  634,969
      Less disallowed intangibles                62,963         66,128
      Less unrealized holding gains on
           available for sale securities          3,811          2,297
- - -------------------------------------------------------------------------------------
           Total Tier 1 capital                 648,802        566,544
- - -------------------------------------------------------------------------------------
 Tier 2 capital:
      Qualifying debt                            82,521         75,000
      Qualifying allowance for loan losses       87,698         84,539
- - -------------------------------------------------------------------------------------
           Total Tier 2 capital                 170,219        159,539
- - -------------------------------------------------------------------------------------
           Total capital                    $   819,021     $  726,083
=====================================================================================
 Risk-adjusted assets                       $ 6,995,639     $6,744,048
 Quarterly average assets                    10,066,588      9,664,049
- - -------------------------------------------------------------------------------------
RATIOS:
 Tier 1 capital to risk-adjusted assets            9.27 %         8.40 %       6.00 %
 Tier 2 capital to risk-adjusted assets            2.44           2.37           --
- - -------------------------------------------------------------------------------------
 Total capital to risk-adjusted assets            11.71 %        10.77 %      10.00 %
=====================================================================================
 Leverage - Tier 1 capital to quarterly
    average assets less disallowed
    intangibles                                    6.49 %         5.90 %       5.00 %
- - -------------------------------------------------------------------------------------
* First Tennessee National Corporation    **First Tennessee Bank National Association
Based on regulatory guidelines

 LOANS AND FORECLOSED REAL ESTATE, PERIOD-END AMOUNTS

                                                                                March 31, 1994
                                                    -----------------------------------------------------------------
                                                                   Construction                             Allowance
                                                                      and           Commercial               For Loan
 (Dollars in millions)                              Commercial     Development      Real Estate    Total      Losses
- - ---------------------------------------------------------------------------------------------------------------------
 Internal grades:
    A                                               $    142          $  -            $  4        $   146     $  -
    B                                                    309             -               8            317        1
    C                                                  1,442            93             428          1,963       22
    D                                                     47             -              20             67        6
    E                                                     27             -              21             48        5
    F                                                     23             -              11             34       11
- - ---------------------------------------------------------------------------------------------------------------------
                                                       1,990            93             492          2,575       45
 Nonaccrual loans:
    Contractually past due with:
      Substantial performance                              -             -               -              -        -
      Limited performance                                  4             -               1              5        3
      No performance                                       1             -               -              1        1
    Contractually current                                  3             -               4              7        4
- - ---------------------------------------------------------------------------------------------------------------------
 Total commercial and commercial
   real estate loans                                $  1,998          $ 93            $497        $ 2,588     $ 53
- - ---------------------------------------------------------------------------------------------------------------------
 Retail:
   Consumer                                                                                         1,906       15
   Credit card                                                                                        412       17
   Permanent mortgages                                                                                512        4
   Mortgage warehouse loans held for sale                                                             733        -
   Mortgage banking nonaccrual loans                                                                    6        1
- - ---------------------------------------------------------------------------------------------------------------------
 Total retail loans                                                                                 3,569       37
- - ---------------------------------------------------------------------------------------------------------------------
 Cleveland Bank & Trust Company                                                                       142        3
 Other/unfunded commitments                                                                            21        3
 General reserve                                                                                        -       12
- - ---------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned income                                                          $ 6,320     $108
=====================================================================================================================
 Foreclosed real estate:
   Foreclosed property                              $      2          $ 12            $  3        $    17
   Foreclosed property - mortgage                          -             -               -             15
   Insubstance foreclosure                                 -             -               -              -
- - ---------------------------------------------------------------------------------------------------------------------
     Total foreclosed real estate                                                                 $    32
=====================================================================================================================

                                                      March 31, 1993        December 31, 1993
                                                    ------------------    --------------------
                                                             Allowance              Allowance
                                                              For Loan               For Loan
 (Dollars in millions)                               Total     Losses       Total     Losses
- - ----------------------------------------------------------------------------------------------
 Internal grades:
    A                                               $   80    $    -      $    111   $    -
    B                                                  306         1           370        1
    C                                                1,638        20         1,916       23
    D                                                   73         2            65        5
    E                                                   59         3            58        5
    F                                                   64        15            36       11
- - ----------------------------------------------------------------------------------------------
                                                     2,220        41         2,556       45
 Nonaccrual loans:
    Contractually past due with:
      Substantial performance                            -         -             -        -
      Limited performance                                5         2             7        4
      No performance                                    12         4             2        1
    Contractually current                                9         3             7        2
- - ----------------------------------------------------------------------------------------------
 Total commercial and commercial
   real estate loans                                $2,246    $   50      $  2,572   $   52
- - ----------------------------------------------------------------------------------------------
 Retail:
   Consumer                                          1,306        13         1,733       15
   Credit card                                         389        18           428       17
   Permanent mortgages                                 568         5           495        4
   Mortgage warehouse loans held for sale              221         -         1,100        -
   Mortgage banking nonaccrual loans                     -         -             9        1
- - ----------------------------------------------------------------------------------------------
 Total retail loans                                  2,484        36         3,765       37
- - ----------------------------------------------------------------------------------------------
 Cleveland Bank & Trust Company                        137         3           144        3
 Other/unfunded commitments                             14         3            31        3
 General reserve                                         -        10             -       12
- - ----------------------------------------------------------------------------------------------
     Total loans, net of unearned income            $4,881    $  102      $  6,512   $  107
==============================================================================================
 Foreclosed real estate:
   Foreclosed property                              $   18                $     18
   Foreclosed property - mortgage                        -                      14
   Insubstance foreclosure                               4                       -
- - ----------------------------------------------------------------------------------------------
     Total foreclosed real estate                   $   22                $     32
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


Based on internal loan classifications.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                        Year-to-Date (3/31)
 (Dollars in thousands)                  1994          1993
- - -----------------------------------------------------------
 Allowance for loan losses:
   Beginning balance                $ 106,764   $    99,077
   Provision for loan losses            5,671         9,247
   Net charge-offs                     (4,558)       (6,476)
- - -----------------------------------------------------------
         Ending balance             $ 107,877   $   101,848
===========================================================
 RATIOS:
 Allowance to loans (net of
    unearned income)*                    1.71 %        2.09 %
 Net charge-offs to average loans
   (net of unearned income)*             0.29          0.54
 Net charge-offs to allowance            16.9          25.4
- - -----------------------------------------------------------
*Includes loans held for sale reported in "Mortgage warehouse loans held for sale" on the Consolidated Statements of Condition

 NONPERFORMING ASSETS ACTIVITY

                                                Quarters Ended
 (Dollars in millions)            3/31/94  12/31/93  9/30/93     6/30/93   3/31/93
- - ----------------------------------------------------------------------------------
 Beginning balance                $ 59.3    $ 41.5    $ 47.2     $ 51.3    $ 54.7
 New nonperformers                   7.0       4.6       2.1       11.4       5.9
 Acquisitions                         --      22.8        --         --        --
 Return to accrual                  (2.0)       --        --       (3.4)       --
 Payments                           (6.8)     (4.0)     (7.2)      (7.8)     (6.5)
 Charge-offs                        (2.4)     (5.6)      (.6)      (4.2)     (2.8)
 Market writedowns                    --        --        --        (.1)       --
- - ---------------------------------------------------------------------------------
    Ending balance                $ 55.1    $ 59.3    $ 41.5     $ 47.2    $ 51.3
=================================================================================

NONPERFORMING ASSETS

                                                     March 31       December 31
                                              --------------------  -----------
 (Dollars in thousands)                            1994       1993         1993
- - -------------------------------------------------------------------------------
 AMOUNTS:
 Nonaccrual loans                             $  20,001   $ 26,409     $ 25,738
 Restructured loans                                 395      1,040          579
- - -------------------------------------------------------------------------------
         Total nonperforming loans               20,396     27,449       26,317
 Foreclosed real estate                          31,577     22,567       31,650
 Other assets                                     3,091      1,285        1,285
- - -------------------------------------------------------------------------------
         Total nonperforming assets           $  55,064   $ 51,301     $ 59,252
===============================================================================
 Past due loans:*
   Non-government guaranteed                  $  12,033   $ 13,221     $ 12,817
   Government guaranteed                         10,696      9,574       11,560
- - -------------------------------------------------------------------------------
 RATIOS:
 Nonperforming loans to total loans
   (net of unearned income)**                       .32%       .56%         .40%
 Nonperforming assets to total loans
   (net of unearned income) plus foreclosed
   real estate and other assets**                   .87       1.05          .91
 Nonperforming assets and non-government
   guaranteed past due loans to total loans
   (net of unearned income) plus foreclosed
   real estate and other assets**                  1.06       1.32         1.10
- - -------------------------------------------------------------------------------
* Loans that are 90 days or more past due as to principal and/or interest and not yet on nonaccrual status.
**Total loans includes loans held for sale reported in "Mortgage warehouse loans held for sale" on the Consolidated Statements of Condition.


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

GRAPH TITLE:                      Cumulative Changes in Nonaccrual Loans and
                                  Other Real Estate Since Year-End 1988
                                  (Quarterly)

NARRATIVE DESCRIPTION:            This is a line graph with the x-axis
                                  representing quarterly periods from 1988 to second quarter1994 and the y-axis ranges from $0 to $210 million. There are two lines:
                                  nonaccrual loans and OREO net of charge-offs and adjustments, and nonaccrual loans and OREO. The nonaccrual loans and OREO net of charge-offs and adjustments line begins at $0 at December 31, 1988, generally increases until it reaches $59 million in the first quarter of 1991, then decreases steadily to $(6) million in the third quarter of 1993, and then rises to $11 million in the fourth quarter of 1993, and decreases again to $8 million at March 31, 1994. The nonaccrual loans and OREO line begins at $0 at December
                                  31, 1988, generally increases until it
                                  reaches $144 million in the fourth quarter of 1991, then decreases steadily to $127 million in the third quarter of 1993, and then rises to $148 million in the first quarter of 1994.
                                  The area between the two lines is shaded and represents the impact to nonaccrual loans and OREO from net charge-offs and adjustments.


DATA POINTS:
                                                    Nonaccrual
                                                     Loans and
                                                       OREO
                                                      Net of         Nonaccrual
                                  (Millions of      Charge-Offs      Loans and
                                       $)               and             OREO
                                                    Adjustments
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

NOTE: These graphs are used by management to monitor classified assets and nonperforming assets trends. They compare the level of classified assets and nonperforming assets before and after charge-offs and market adjustments. The data is as originally reported and includes acquisitions from the date of the acquisition.

REFERENCE:                        Credit Risk Management and Asset Quality
                                  Sections

GRAPH TITLE:                      Cumulative Changes in Classified Assets Since
                                  Year-End 1988 (Quarterly)

NARRATIVE DESCRIPTION:            This is a line graph with the x-axis
                                  representing quarterly periods from 1988 to second quarter 1994, and the y-axis ranges from $0 to $210 million. There are two lines: classified assets net of charge-offs and adjustments, and classified assets. The classified assets net of charge-offs and adjustments line begins at $0 at December 31, 1988, generally increases until it reaches
                                  $99 million in the third quarter of 1991, then decreases steadily to $(6) million in the first quarter of 1994. The classified assets line begins at $0 at December 31, 1988, generally increases until it reaches
                                  $202 million in the third quarter of 1991, then decreases steadily to $128 million in the third quarter of 1993, and then rises to $136 million in the first quarter of 1994.
                                  The area between the two lines is shaded and represents the impact to nonaccrual loans and OREO from net charge-offs and adjustments.

DATA POINTS:
                                                    Classified
                                                      Assets
                                                      Net of
                                  (Millions of      Charge-Offs       Classified
                                       $)               and             Assets
                                                    Adjustments
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

NOTE: These graphs are used by management to monitor classified assets and nonperforming assets trends. They compare the level of classified assets and nonperforming assets before and after charge-offs and market adjustments. The data is as originally reported and includes acquisitions from the date of the acquisition.

REFERENCE:                        Credit Risk Management and Asset Quality
                                  Sections

                                    Part II.

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b)  No reports on Form 8-K were filed during the first quarter of 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-Q for the quarter ended March 31, 1994, to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST TENNESSEE NATIONAL CORPORATION
                                                    (Registrant)





DATE:   8/19/94                         By:            James F. Keen
      -----------                           ----------------------------------
                                                       James F. Keen
                                          Senior Vice President and Controller
                                              (Duly Authorized Officer and
                                                 Chief Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.             Exhibit Description                         Page No.
- - -----------             -------------------                         --------

    11        Statement re Computation of Per Share Earnings     Filed Herewith