Form 10-Q
period 1994-09-30
FIRST TENNESSEE NATIONAL CORP
filed 1994-11-14
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark one)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                                             ------------------
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number   0-4491
                       ---------

                     FIRST TENNESSEE NATIONAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Tennessee                                   62-0803242
    ---------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 165 Madison Avenue, Memphis, Tennessee                         38103
- ----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)


                                (901) 523-4027
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes  x    No
    ---     ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $2.50 par value                               32,360,346
- -----------------------------                    -------------------------------
          Class                                  Outstanding at October 31, 1994

                     FIRST TENNESSEE NATIONAL CORPORATION

                                     INDEX



Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

Exhibit 3(ii)

Exhibit 11

Exhibit 27

                                    PART I.

                             FINANCIAL INFORMATION


Item 1.  Financial Statements.

          Consolidated Statements of Condition

          Consolidated Statements of Income

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

The financial information included reflects all adjustments which are, in the opinion of management, necessary to fair representation of the results of the periods covered.


    CONSOLIDATED STATEMENTS OF CONDITION
                                                                                                       First Tennessee
                                                                                                              National
                                                                                                           Corporation

                                                                                        September 30       December 31
    (Dollars in thousands) (Unaudited)                                              1994           1993           1993
    ------------------------------------------------------------------------------------------------------------------
    ASSETS:
    Cash and due from banks                                                    $   695,048  $    525,634  $    623,084
    Federal funds sold and securities purchased under
       agreements to resell                                                        195,680       135,856       137,663
    ------------------------------------------------------------------------------------------------------------------
             Total cash and cash equivalents                                       890,728       661,490       760,747
    ------------------------------------------------------------------------------------------------------------------
    Investment in bank time deposits                                                 2,745         4,535         7,637
    Trading securities inventory                                                   223,227       224,885       178,663
    Mortgage warehouse loans held for sale                                         441,412       475,014     1,099,686
    Securities held for sale                                                            --        58,211        53,035
    Securities available for sale                                                1,214,414            --            --
    Investment securities:
      Mortgage-backed securities and collateralized
         mortgage obligations                                                           --     2,097,511     1,643,246
      U.S. Treasury and other U.S. government agencies                                  --       427,674       397,252
      States and municipalities                                                         --       107,675        91,915
      Other                                                                             --       141,691        87,674
    ------------------------------------------------------------------------------------------------------------------
        Total investment securities (market value of $2,827,184
         at September 30, 1993, and $2,263,256 at December 31, 1993)                    --     2,774,551     2,220,087
    ------------------------------------------------------------------------------------------------------------------
    Securities held to maturity:
      Mortgage-backed securities and collateralized
         mortgage obligations                                                           --            --            --
      U.S. Treasury and other U.S. government agencies                             867,166            --            --
      States and municipalities                                                     60,060            --            --
      Other                                                                          9,995            --            --
    ------------------------------------------------------------------------------------------------------------------
        Total securities held to maturity (market value of $904,100
         at September 30, 1994)                                                    937,221            --            --
    ------------------------------------------------------------------------------------------------------------------
    Loans:
      Commercial:
        Taxable                                                                  2,720,693     2,355,501     2,541,339
        Tax-exempt                                                                  70,060        82,473        78,271
    ------------------------------------------------------------------------------------------------------------------
              Total commercial loans                                             2,790,753     2,437,974     2,619,610
      Consumer                                                                   2,167,836     1,624,903     1,801,821
      Permanent mortgage                                                           554,635       463,400       498,008
      Credit card receivables                                                      448,231       401,766       428,075
      Real estate construction                                                     146,669       128,479        75,844
      Nonaccrual                                                                    17,344        22,556        25,966
    ------------------------------------------------------------------------------------------------------------------
              Total gross loans                                                  6,125,468     5,079,078     5,449,324
      Less: Unearned income                                                          6,953        12,564        12,352
                  Allowance for loan losses                                        107,331       106,776       107,723
    ------------------------------------------------------------------------------------------------------------------
              Total net loans                                                    6,011,184     4,959,738     5,329,249
    ------------------------------------------------------------------------------------------------------------------
    Premises and equipment, net                                                    148,492       124,352       136,230
    Real estate acquired by foreclosure                                             21,609        17,282        31,658
    Customers' acceptances                                                           3,562         2,948         4,871
    Intangible assets                                                              158,447       105,125       174,095
    Bond division receivables and other assets                                     393,825       750,766       370,739
    ------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                     $10,446,866  $ 10,158,897  $ 10,366,697
    ==================================================================================================================
    LIABILITIES AND SHAREHOLDERS' EQUITY:
    Deposits:
      Demand                                                                   $ 1,693,279  $  1,535,691  $  1,925,298
      Checking/Interest                                                            489,807       518,120       548,224
      Savings                                                                      651,754       536,882       537,252
      Money market account                                                       1,694,194     1,605,027     1,697,270
      Certificates of deposit under $100,000 and other time                      2,590,796     2,330,178     2,280,644
      Certificates of deposits $100,000 and more                                   474,053       397,438       413,893
    ------------------------------------------------------------------------------------------------------------------
              Total deposits                                                     7,593,883     6,923,336     7,402,581
    Federal funds purchased and securities sold under
       agreements to repurchase                                                  1,155,809     1,191,075     1,014,644
    Commercial paper and other short-term borrowings                               492,930       792,038       746,561
    Acceptances outstanding                                                          3,562         2,948         4,871
    Bond division payables and other liabilities                                   356,984       477,308       412,413
    Long-term debt                                                                  91,701        92,955        92,043
    ------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                  9,694,869     9,479,660     9,673,113
    ------------------------------------------------------------------------------------------------------------------
    SHAREHOLDERS' EQUITY:
      Preferred stock - no par value (5,000,000 shares authorized, but unissued)        --            --            --
      Common stock - $2.50 par value (shares authorized - 100,000,000;
       shares issued - 32,202,722 at September 30, 1994; 31,873,170
       at September 30, 1993; and 32,031,683 at December 31, 1993)                  80,507        79,683        80,079
      Capital surplus                                                               94,397        87,303        90,198
      Undivided profits                                                            594,083       515,081       525,682
      Unrealized market adjustment on available for sale securities                (13,931)          --            --
      Deferred compensation on restricted stock incentive plan                      (3,059)       (2,830)       (2,375)
    ------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                           751,997       679,237       693,584
    ------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $10,446,866  $ 10,158,897  $ 10,366,697
    ------------------------------------------------------------------------------------------------------------------


    CONSOLIDATED STATEMENTS OF INCOME
                                                                                                         First Tennessee
                                                                                                         National
                                                                                                         Corporation

                                                                        Three  Months Ended             Nine Months Ended
                                                                           September 30                   September 30
                                                                      ----------------------        ----------------------
    (Dollars in thousands except per share data) (Unaudited)              1994          1993            1994          1993
    ----------------------------------------------------------------------------------------------------------------------
    INTEREST INCOME:
    Interest and fees on loans                                      $  132,909  $    108,175    $    381,904  $    310,879
    Interest on investment securities:
      Taxable                                                           30,551        42,691          89,714       135,174
      Tax-exempt                                                         1,173         1,783           3,869         5,614
    Interest on trading securities inventory                             3,804         2,853           9,449         6,708
    Interest on other earning assets                                     2,407         1,104           5,619         2,932
    ----------------------------------------------------------------------------------------------------------------------
              Total interest income                                    170,844       156,606         490,555       461,307
    ----------------------------------------------------------------------------------------------------------------------
    INTEREST EXPENSE:
    Interest on deposits:
      Checking/Interest                                                  2,192         2,541           6,705         7,697
      Savings                                                            3,243         3,525           9,603        11,253
      Money market account                                              14,692        10,457          37,325        31,928
      Certificates of deposit under $100,000
        and other time                                                  31,186        27,690          83,797        87,358
      Certificates of deposit $100,000 and more                          4,650         3,603          13,115        11,314
    Interest on short-term borrowings                                   17,101        15,931          45,278        37,487
    Interest on long-term debt                                           2,264         2,282           6,787         7,033
    ----------------------------------------------------------------------------------------------------------------------
              Total interest expense                                    75,328        66,029         202,610       194,070
    ----------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                                 95,516        90,577         287,945       267,237
    Provision for loan losses                                            4,143         9,097          12,558        27,572
    ----------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 91,373        81,480         275,387       239,665
    ----------------------------------------------------------------------------------------------------------------------
    NONINTEREST INCOME:
    Mortgage banking                                                    28,373        20,365          88,102        49,576
    Bond division                                                       17,562        24,314          63,759        69,243
    Service charges on deposit accounts                                 16,287        14,777          46,853        42,203
    Bank card                                                            8,506         7,262          22,620        20,650
    Trust service                                                        6,877         6,315          20,738        18,230
    Equity securities gains                                                 34           --           23,217           594
    Debt securities gains (losses)                                         204           (81)           (637)          966
    All other                                                           13,001        11,281          35,096        32,294
    ----------------------------------------------------------------------------------------------------------------------
              Total noninterest income                                  90,844        84,233         299,748       233,756
    ----------------------------------------------------------------------------------------------------------------------
    ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES              182,217       165,713         575,135       473,421
    ----------------------------------------------------------------------------------------------------------------------
    NONINTEREST EXPENSE:
    Employee compensation, incentive, and benefits                      68,797        66,879         226,735       184,716
    Operations services                                                  8,397         7,209          24,702        21,046
    Occupancy                                                            7,878         6,073          22,110        17,356
    Communications and courier                                           6,361         5,512          19,699        15,298
    Equipment rentals, depreciation, and maintenance                     6,109         4,512          17,709        13,707
    Amortization of intangible assets                                    4,532         7,752          16,326        20,451
    Deposit insurance premium                                            4,182         3,971          12,250        11,971
    All other                                                           21,849        19,557          78,089        57,800
    ----------------------------------------------------------------------------------------------------------------------
              Total noninterest expense                                128,105       121,465         417,620       342,345
    ----------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                                          54,112        44,248         157,515       131,076
    Applicable income taxes                                             17,354        16,901          48,267        47,845
    ----------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                     $    36,758  $     27,347    $    109,248  $     83,231
    ======================================================================================================================
    NET INCOME PER COMMON SHARE                                    $      1.14  $       0.86    $       3.40  $       2.61
    ----------------------------------------------------------------------------------------------------------------------
    WEIGHTED AVERAGE SHARES OUTSTANDING                             32,179,689    31,858,573      32,131,560    31,884,086
    ----------------------------------------------------------------------------------------------------------------------
    TAX EQUIVALENT ADJUSTMENT TO TOTAL INTEREST INCOME             $     1,295  $      1,628    $      3,655  $      4,913
    ----------------------------------------------------------------------------------------------------------------------



    CONSOLIDATED
    STATEMENTS
    OF CASH FLOWS
                                                                                      First Tennessee
                                                                                             National
                                                                                          Corporation

                                                                                    Nine Months Ended
                                                                                      September 30
    (Dollars in thousands) (Unaudited)                                              1994         1993
    -------------------------------------------------------------------------------------------------
    OPERATING ACTIVITIES:
      Net income                                                      $          109,248 $     83,231
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for loan losses                                                 12,558       27,572
        Depreciation and amortization of premises and equipment                   14,646       11,740
        Amortization of intangibles                                               16,326       20,451
        Net amortization of premiums and accretion of discounts                   10,810       22,014
        Market value adjustment on foreclosed property                               974          194
        Market value adjustment on securities held for sale                          --          (269)
        Securities contributed to charitable trust                                 8,338          --
        Equity securities gains                                                  (23,217)        (594)
        Debt securities losses (gains)                                               637         (697)
        Net loss on disposal of fixed assets                                         195           35
        Net gain on disposal of branch                                               --          (672)
        Deferred income tax provision (benefit)                                    2,523         (850)
        Net (increase) decrease in:
          Trading securities inventory                                           (44,564)     (36,278)
          Mortgage warehouse loans held for sale                                 658,274     (265,711)
          Bond division receivables                                              (11,900)    (158,980)
          Interest receivable                                                     (2,102)         424
          Other assets                                                           (22,611)     (82,273)
        Net increase (decrease) in:
          Bond division payables                                                 (20,843)     154,452
          Interest payable                                                         7,946          909
          Other liabilities                                                      (62,528)      50,483
    -------------------------------------------------------------------------------------------------
            Total adjustments                                                    545,462     (258,050)
    -------------------------------------------------------------------------------------------------
            Net cash (used) provided by operating activities                     654,710     (174,819)
    -------------------------------------------------------------------------------------------------
    INVESTING ACTIVITIES:
      Proceeds from maturities of:
        Investment securities                                                        --     1,127,109
        Held to maturity securities                                              321,348          --
        Available for sale securities                                            237,918          --
      Proceeds from sale of:
        Debt securities                                                              --        47,666
        Equity securities                                                            --         4,802
        Available for sale securities                                            317,540          --
        Premises and equipment                                                       931          911
      Payments for purchase of:
        Debt securities                                                              --    (1,210,147)
        Equity securites                                                             --        (7,451)
        Held to maturity securities                                             (435,398)         --
        Available for sale securities                                           (298,240)         --
        Premises and equipment                                                   (28,673)     (22,490)
      Net increase in loans                                                     (684,578)    (400,586)
      Decrease (increase) in investment in bank time deposits                      4,892       (2,355)
      Branch sale, including cash and cash equivalents sold                          --       (18,339)
    -------------------------------------------------------------------------------------------------
            Net cash used by investing activities                               (564,260)    (480,880)
    -------------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                      2,129        1,831
      Payments for:
        Capital lease obligations                                                   (110)        (112)
        Long-term debt                                                              (410)     (36,409)
        Cash dividends                                                           (40,314)     (29,685)
        Equity distributions related to acquisitions                                (600)         --
        Stock repurchase                                                             --        (4,797)
      Net increase (decrease) in:
        Deposits                                                                 191,302     (217,306)
        Short-term borrowings                                                   (112,466)     795,743
    -------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                             39,531      509,265
    -------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and cash equivalents                 129,981     (146,434)
    -------------------------------------------------------------------------------------------------
            Cash and cash equivalents at beginning of period                     760,747      807,924
    -------------------------------------------------------------------------------------------------
            Cash and cash equivalents at end of period                $          890,728 $    661,490
    -------------------------------------------------------------------------------------------------
    Total interest paid                                               $          194,395 $    192,263
    Total income taxes paid                                                       52,859       55,321

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

    NOTE 2 -- BUSINESS COMBINATIONS

    On January 4, 1994, First Tennessee completed the acquisition of SNMC Management Corporation (SNMC). SNMC, the parent of Sunbelt National Mortgage Corporation headquartered in Dallas, Texas, became a wholly owned subsidiary of First Tennessee Bank National Association (FTBNA), the principal subsidiary of First Tennessee. On March 1, 1994, Highland Capital Management Corp. merged with First Tennessee Investment Management, Inc., a wholly owned subsidiary of First Tennessee. The combined organization became a wholly owned subsidiary of First Tennessee with the name Highland Capital Management Corp. First Tennessee completed the acquisition of Cleveland Bank and Trust Company (CBT) of Cleveland, Tennessee, on March 16, 1994, and completed the acquisition of Planters Bank (Planters) of Tunica, Mississippi, on August 9, 1994. Both of these banks became wholly owned subsidiaries of First Tennessee. The consolidated financial statements of First Tennessee give effect to these four mergers which have been accounted for as poolings of interests. Accordingly, the accounts of the acquired companies have been combined with those of First Tennessee for all periods presented to reflect the results of these companies on a combined basis, except for dividends. Certain reclassifications of the historical results of these companies have been made to conform to the current presentation.
         On October 1, 1994, First Tennessee acquired Emerald Mortgage Company (Emerald) of Lynnwood, Washington for approximately $7 million in FTNC common stock. Emerald was merged into SNMC. At September 30, 1994, Emerald had a servicing portfolio of $353 million and had originated $160 million in mortgages in the first nine months of 1994.
         On September 6, 1994, First Tennessee and Carl I. Brown and Company
    (CIB) of Kansas City, Missouri, announced the execution of a definitive agreement pursuant to which CIB will become a separate subsidiary of FTBNA. The purchase price will be approximately $53 million in First Tennessee common stock subject to adjustment as provided in the agreement. At September 30, 1994, CIB had a servicing portfolio of $2.5 billion and had originated $1.8 billion in mortgages in the first nine months of 1994.
    The acquisition will be accounted for as a pooling of interests and is subject to regulatory and shareholder approvals. The transaction is expected to close in the first quarter of 1995.
         On September 22, 1994, First Tennessee and Community Bancshares, Inc. of Germantown, Tennessee, announced the execution of a definitive agreement pursuant to which First Tennessee will acquire Community Bancshares, the parent company of Community First Bank, for approximately $61 million in First Tennessee common stock. Pursuant to the agreement, Community Bancshares will merge into First Tennessee and Community First Bank will merge into FTBNA. At September 30, 1994, Community Bancshares had approximately $257 million in assets, $200 million in deposits, and $21 million in capital. The acquisition will be accounted for as a pooling of interests and is subject to regulatory and shareholder approvals. The transaction is expected to be completed in the first quarter of 1995.
         On October 19, 1994, First Tennessee and Peoples Commercial Services Corp. (PCS) of Senatobia, Mississippi, announced the execution of a definitive agreement pursuant to which First Tennessee will acquire PCS, the parent company of Peoples Bank, for approximately 420,000 shares of First Tennessee common stock. This acquistion will be accounted for as a purchase, and the First Tennessee Board of Directors has approved the repurchase of the shares to be issued in this transaction. Following the acquisition, Peoples Bank will be a wholly owned subsidiary of First Tennessee. At September 30, 1994, Peoples Bank had approximately $97 million in assets, $85 million in deposits, and $11 million in capital.
    The acquisition is expected to be completed in the first half of 1995 following approval by regulators and PCS shareholders.

    NOTE 3 -- OTHER INCOME AND OTHER EXPENSE

    Following is detail concerning "All other income" and "All other expense" as presented in the Consolidated Statements of Income:

                                                       Three Months Ended  Nine Months Ended
                                                          September 30       September 30
                                                       ------------------  -----------------
    (Dollars in thousands)                                  1994     1993      1994     1993
    ----------------------------------------------------------------------------------------
    ALL OTHER INCOME:
    Check clearing fees                                $   3,951 $  3,701  $ 11,846 $ 10,709
    Other service charges                                  1,693    2,113     5,589    7,093
    Other                                                  7,357    5,467    17,661   14,492
    ----------------------------------------------------------------------------------------
              Total                                    $  13,001 $ 11,281  $ 35,096 $ 32,294
    ========================================================================================
    ALL OTHER EXPENSE:
    Legal and professional fees                        $   2,940 $  2,426  $ 10,699 $  7,462
    Contribution to charitable foundation                     --       --     8,338       --
    Advertising and public relations                       2,034    2,120     7,783    5,782
    Supplies                                               2,289    2,215     7,403    6,138
    Fed service fees                                       2,244    1,930     6,304    5,707
    Travel and entertainment                               1,858    1,691     5,988    4,907
    Foreclosed real estate                                   976      447     2,193    1,644
    Other                                                  9,508    8,728    29,381   26,160
    ----------------------------------------------------------------------------------------
              Total                                    $  21,849 $ 19,557  $ 78,089 $ 57,800
    ========================================================================================

    NOTE 4 -- INTANGIBLE ASSETS

    Following is a summary of intangible assets (net of accumulated amortization) included in the Consolidated Statements of Condition:

                                                     September 30             December 31
                                              -------------------------       -----------
    (Dollars in thousands)                         1994            1993              1993
    -------------------------------------------------------------------------------------
    Purchased mortgage servicing rights       $  70,436        $ 54,476         $  82,625
    Goodwill                                     61,561          21,334            62,565
    Premium on purchased deposits and assets     26,450          29,315            28,905
    -------------------------------------------------------------------------------------
           Total intangible assets            $ 158,447        $105,125         $ 174,095
    =====================================================================================

       During 1993, goodwill and purchased mortgage servicing rights increased approximately $42.0 million and $31.9 million, respectively, due to the acquisition of MNC Mortgage Corporation.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

CONSOLIDATED FINANCIAL REVIEW
Net income per share for the third quarter of 1994 was $1.14, an increase of 33 percent from $.86 per share for the third quarter of 1993. Net income for the third quarter of 1994 totaled $36.8 million compared to $27.3 million for the same period last year, an increase of 34 percent. The improvement in earnings demonstrated continued growth in commercial and consumer lending while maintaining lower credit quality costs.

Return on average equity was 19.77 percent for the quarter ended September 30, 1994, compared to 16.25 percent for the same period last year. The 19.77 percent return on equity reflects the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Excluding the adjustment to equity due to SFAS No. 115, return on average equity would have been 19.53 percent for the third quarter of 1994. Return on average assets increased to 1.45 percent for the quarter ended September 30, 1994, from 1.11 percent for the third quarter of 1993.

For the nine months ended September 30, 1994, net income increased 31 percent and earnings per share increased 30 percent to $109.2 million and $3.40 per share, respectively, compared to $83.2 million, and $2.61 per share, respectively, for the first nine months of 1993. Return on average assets for the first nine months of 1994 increased to 1.45 percent from 1.19 percent for the same period in 1993. Return on average equity rose to 20.12 percent from
17.04 percent for the comparable period last year. Excluding the adjustment to equity due to SFAS No. 115, return on average equity would have been 20.14 percent for the first nine months of 1994. The improvement in year-to-date financial performance reflects the large first quarter refinance volume in the mortgage entities and overall growth in consumer and commercial lending.

The following analysis discusses First Tennessee's financial condition and results of operations for the third quarter and first nine months of 1994 compared to the same periods in 1993. Maryland National Mortgage Corporation, recently renamed MNC Mortgage Corporation (MNC Mortgage) was acquired on October 1, 1993, and was accounted for as a purchase. Therefore, the consolidated statements do not reflect the results of MNC Mortgage operations prior to October 1, 1993. During the first nine months of 1994, First Tennessee acquired SNMC Management Corporation, parent company of Sunbelt National Mortgage Corporation (Sunbelt); Highland Capital Management Corp.; Cleveland Bank & Trust Company; and Planters Bank. Each of these acquisitions was accounted for as a pooling of interests, and accordingly the financial position and results of operations of all companies are reflected on a combined
basis from the earliest period presented.   All accompanying financial
statements, tables, and notes to the statements should be read in conjunction with the narrative and be considered an integral part of the analysis.

EARNINGS ANALYSIS
NET INTEREST INCOME Net interest income (NII) provided approximately 50 percent of net revenues for First Tennessee in the third quarter. NII is the difference between interest earned on assets and interest paid on liabilities. For purposes of this discussion, NII has been adjusted to a fully taxable equivalent basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income. Changes in the mix and volume of earning assets and interest-bearing liabilities, the related yields, and overall interest rates have a major impact on earnings.

NII increased 5 percent for the quarter ended September 30, 1994, to $96.8 million from $92.2 million for the same period last year. Over this same period net interest margin (the ratio of tax-equivalent net interest income divided by average earning assets) increased from 4.19 percent for the third quarter of 1993 to 4.30 percent for the third quarter of 1994. For the nine months, net interest margin grew from 4.29 percent in 1993 to 4.36 in 1994.
NII grew 7 percent to $291.6 million compared to $272.2 million in 1993. NII has been relatively flat for the first three quarters of 1994. Growth in higher-yielding first and second mortgages, as well as increased commercial, warehouse, and consumer credits, aided both net interest income and net interest margin over the prior year's levels. This growth was partially offset by a decline in the investment portfolio and thus earning assets increased only 2 percent for the quarter compared to the same period last year. Earning assets provided 46 percent of the increase in NII over this period on a quarter over quarter basis. The mix of earning assets changed significantly with loans representing 72 percent of earning assets for third quarter 1994, compared to 61 percent for third quarter 1993, and investments representing 23 percent of earning assets for third quarter 1994, compared to 35 percent for third quarter 1993.

Total loans grew 21 percent to $6.4 billion for the third quarter of 1994, from $5.3 billion for the same quarter of 1993. Excluding growth in mortgage warehouse loans, total loans also grew 21 percent to $6.0 billion from the same period in 1993. This growth was led by a 37 percent increase in consumer loans and a 14 percent increase in commercial loans. For the nine months ended September 30, 1994, total loans grew 25 percent from the same period in 1993. Excluding growth in mortgage warehouse loans, average loans, net of unearned income, grew 20 percent to $5.7 billion from the nine month period in 1993.

Commercial loans, the single largest loan category, comprised 30 percent of earning assets for the quarter ended September 30, 1994. The balance of $2.7 billion represented a 14 percent increase from the same period in 1993, and was primarily due to continued strong economic growth. Consumer loans increased 37 percent from third quarter 1993 with expanded cross-selling efforts, an increase in indirect auto loans, and growth at Gulf Pacific Mortgage, a second mortgage lender and a division of First Tennessee Bank National Association (FTBNA). Mortgage loans recorded in the permanent portfolio increased 19 percent as more of the mortgages originated were retained on the balance sheet rather than sold in the secondary market. Credit card outstandings increased 12 percent over the third quarter of 1993, reflecting consumer confidence and growth in the economy.

Mortgage warehouse loans, increased from $429.4 million in the third quarter of 1993 to $486.2 million in the third quarter of 1994. These warehouse loans, also called "pipeline," are 1-4 family residential mortgages originated by First Tennessee. The loans are warehoused together, then securitized and sold to investors. The increase in the pipeline was primarily due to mortgage loans originated by MNC Mortgage not included in the previous year's numbers. Excluding the impact of MNC Mortgage results in a decline in the mortgage loan warehouse of 32 percent from the previous year's level, which reflects the impact of higher interest rates and lower origination volumes.

The growth in earning assets was primarily funded with a 9 percent increase in average core deposits from the third quarter of 1993. Average core deposits continue to be First Tennessee's largest source of funding, providing 79 percent of the required earning asset funding for the quarter ended September 30, 1994.

PROVISION FOR LOAN LOSSES The provision for loan losses is the periodic charge to earnings for potential losses in the loan portfolio. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Provision increases loan allowance while loan charge-offs, net of recoveries, decreases loan allowance. The evaluation process to determine potential losses includes consideration of the industry, specific conditions of the individual borrower, and the general economic environment. As these factors change, the level of loan loss provision changes. Reflecting continued improvement in asset quality, the loan loss provision dropped from $9.1 million for the third quarter of 1993 to $4.1 million for the third quarter of 1994. Year-to-date, the 1994 provision for loan losses, relative to the comparable period in 1993, declined from $27.6 million to $12.6 million, which approximates the 1994 year-to-date net charge-offs of $13.0 million.

NONINTEREST INCOME Noninterest income or fee income provided approximately one-half of net revenues for the third quarter of 1994. Excluding securities transactions in both periods, non-interest income grew 7 percent relative to the same period last year. The increase in fee income from third quarter 1993 to third quarter 1994 was led by a 39 percent increase in mortgage banking noninterest income attributable to MNC Mortgage, which was not included in the prior year's numbers; a 9 percent increase in trust income to $6.9 million, reflecting overall business growth; and a 10 percent increase in income from service charges on deposit accounts to $16.3 million due to overall growth in deposit accounts. If securities transactions and MNC Mortgage are excluded, noninterest income declined 6 percent, with mortgage banking noninterest income decreasing 15 percent from third quarter 1993 to third quarter 1994, consistent with the decrease in mortgage warehouse loans. Bond division revenues decreased 28 percent relative to the same period one year ago due to changes in market conditions. Securities gains during the third quarter were $.2 million. The securities held for sale balance at period-end was $1.2 billion. At September 30, 1994, these securities had approximately $22.7 million of aggregate holding losses that resulted in a decrease in equity for unrealized holding losses of approximately $13.9 million, net of $8.8 million of deferred income taxes.

For the first nine months of 1994, excluding securities transactions in both periods, total noninterest income grew 19 percent compared to the same period in 1993. Mortgage banking revenues, the primary contributor to this increase, grew 78 percent to $88.1 million. Trust income increased 14 percent to $20.7 million, and income from service charges on deposit accounts increased 11 percent to $46.9 million for the nine month period. Bond division revenues decreased 8 percent while the number of transactions remained relatively flat compared to the same nine month period one year ago. Excluding MNC Mortgage and securities transactions, total noninterest income grew 4 percent with mortgage banking revenue growing 8 percent over the same nine month period in 1993.

NONINTEREST OPERATING EXPENSE For the third quarter of 1994, noninterest operating expense was below the levels experienced in the first two quarters of 1994, and represented a 5 percent increase from the third quarter of 1993 to $128.1 million on September 30, 1994. Excluding the impact of MNC Mortgage, noninterest operating expense decreased 6 percent from the third quarter of 1993. This decrease reflects the lower revenue levels and subsequent lower variable commission costs for both the bond and mortgage banking divisions.

For the first nine months of 1994, total noninterest operating expense grew 22 percent over the same period one year ago. Employee compensation, incentives, and benefits, comprised 56 percent of the increase in noninterest expense and grew 23 percent for the first nine months of 1994 compared to the same period in 1993. Approximately 65 percent of the increase was attributable to MNC Mortgage. The remaining increase in employee compensation, incentives, and benefits was primarily the result of a higher number of employees, regular salary increases, and higher commissions and incentives expense in mortgage banking. The all other noninterest expense category increased 35 percent from the level experienced one year ago. This increase reflects the costs related to the establishment of a charitable foundation in the second quarter as well as first quarter items of one-time acquisition costs, adoption of SFAS No. 112, and incentive expenses related to the Hickory Venture Capital gains. Excluding those items mentioned above and MNC Mortgage, total noninterest operating expense increased 4 percent and the all other noninterest expense category increased 7 percent for the first nine months of 1994.

INCOME TAXES The effective tax rate, or taxes as a percentage of pre-tax income for the third quarter 1994 was 32 percent compared with 38 percent for the comparable period last year. The effective tax rate for the nine months ended September 30, 1994, was 31 percent, compared with 37 percent for the same period last year. The effective tax rate was reduced as a result of the establishment of the charitable foundation in the second quarter and reduction of $5.8 million from Sunbelt's $7.7 million deferred tax asset valuation allowance, reflecting tax operating losses realized during 1992 and 1993.

ASSET AND LIABILITY MANAGEMENT
The goal of the asset and liability management process is to manage the balance sheet and provide the maximum level of net interest income commensurate with acceptable levels of interest sensitivity risk and liquidity. Management's Asset/Liability Committee (ALCO), an executive-level management committee, meets regularly to review both the interest rate sensitivity and liquidity positions of First Tennessee.

INTEREST RATE RISKS   Measurement of interest rate risk has traditionally taken
the form of the gap report, which details the repricing differences for assets and liabilities for given periods. At September 30, 1994, the balance sheet was modestly rate sensitive by $126 million more liabilities than assets repricing within one year. At 1.4 percent of earning assets, this position was within management guideline limits, which are 5 percent of earning assets. A liability sensitive gap indicates that an upward movement in rates will negatively impact net interest margin since liabilities will reprice faster than assets. The gap report has some limitations, including the fact that it is a static (i.e. point-in-time) measurement, it does not capture basis risk, and it does not capture risk that varies non proportionally with rate movements.

Because of the limitations of gap reports, First Tennessee uses a simulation model as its primary method of measuring interest rate risk. The simulation model, because of its dynamic nature, forecasts the effects of future balance sheet trends, changing slopes of the yield curve, different patterns of rate movements, and changing relationships between rates. Based upon the September 30, 1994, rate sensitivity position, were rates to rise 300 basis points during the next 12 months, and if management were to take no actions, the net interest margin would be negatively affected approximately 25 basis points. Under First Tennessee's ALCO process, management would take corrective actions intended to reduce the negative impact to margin if this high rate scenario occurred.

In the normal course of business, First Tennessee uses investment securities and off-balance sheet financial instruments (sometimes referred to as derivatives) as tools to rebalance the repricing or maturity characteristics of assets and liabilities and achieve the desired rate sensitivity. Treasuries, Agencies, Collateralized Mortgage Obligations (CMO's), interest rate swaps, forwards, and options are all financial instruments that have been used by First Tennessee. These financial instruments are intended by First Tennessee to hedge potential fluctuations in income and are not used to generate speculative earnings. As a result of interest rate fluctuations, these financial instruments will, from time to time, develop unrealized appreciation or depreciation in market values compared with their cost. Depending on the effectiveness of the hedge, there will be generally offsetting unrealized appreciation or depreciation in the hedged portion of the balance sheet. These financial instruments are designed to moderate the impact on earnings as interest rates move up or down.

The traditional investment portfolio and off-balance sheet instruments are used interchangeably to alter the natural asset sensitive position of a banking institution. This is accomplished by holding fixed rate debt instruments in the securities portfolio or by holding off-balance sheet derivatives. These financial instruments include index amortizing swaps, swaps on which First Tennessee receives a fixed interest rate and pays a floating rate applied to an amortizing principal amount. The notional total of the index amortizing swaps held by First Tennessee is $550 million. Approximately 73 percent of these mature in the fourth quarter of 1996 and the remainder mature by May 1997. As a result of recent increases in interest rates, at September 30, 1994, these swaps had a depreciated value or termination cost of approximately $23 million. The rising rate environment has increased the value of savings and demand deposits, which are the underlying instruments hedged by the swap, and this positive cash position generally offsets the negative value of the swap.

First Tennessee also has a $1 billion swap on which the fed funds rate, limited to an increase of 25 basis points each quarter (the "cap"), is received, and the prime rate less a fixed spread is paid. This swap hedges money market deposits and serves to minimize the impact of a potential narrowing in the spread between prime rate loans and short-term market rates. This swap was executed in mid-1993 and matures May 1996. The notional amount approximates one-half of First Tennessee's loans indexed to the prime rate. Since the spread between the prime rate and the fed funds rate has not narrowed as expected, and since the increase in the funds received has been limited by the cap, this swap currently has a depreciated value or termination cost of approximately $28 million. Management anticipates the actual negative impact, which would be realized over the remaining maturity, to be a fractional amount of the termination cost. In addition, management believes that whatever the actual cost is should be principally offset by the wide spreads between the prime rate loans and their funding costs.

The forward contracts utilized by the bond division primarily represent pending customer transactions for non-regular settlements (these forward contracts normally settle within 30 days). The mortgage banking companies use forwards to hedge interest rates between the time the mortgage loan is committed to the customer and the time it is funded and securitized. Unlike the interest rate swaps discussed above, changes in the value of the forward contracts used by the bond division and the mortgage banking companies are reflected in the income statement, as appropriate.

Although off-balance sheet financial instruments do not expose the corporation to credit risk equal to the notional amount, First Tennessee is exposed to credit risk equal to the fair value appreciation in an off-balance sheet financial instrument if the counterparty fails to perform. The interest rate swaps discussed above currently represent no credit risk, due to their depreciation at September 30, 1994.

OFF-BALANCE FINANCIAL INSTRUMENTS:                                                   SEPTEMBER 30, 1994
(Financial instruments notional or
contractual amounts are in millions:)
TRANSACTIONS ENTERED INTO TO MANAGE INTEREST RATE RISK:
         Interest Rate Swaps:
                 Receive floating/pay fixed - conventional                                    $   10
                 Receive fixed/pay floating - indexed amortizing                              $  550
                 Basis swap                                                                   $1,000
                                                                                              ------
                 Total portfolio swaps                                                        $1,560

CUSTOMER RELATED TRANSACTIONS:
         Forward and Future Contracts:
                 Bond division interest rate futures                                          $  300
                 Bond division commitments to purchase                                        $  493
                 Bond division commitments to sell                                            $  486
                 Mortgage banking commitments to sell                                         $  372
                                                                                              -------
                 Subtotal                                                                     $1,651

         Foreign exchange rate contracts:                                                     $    1
         Interest Rate Options:
                 Written options                                                              $    9
                 Purchased options                                                            $  279
                                                                                              -------
                 Subtotal                                                                     $  288
         Interest Swaps:
                 Bond division swap                                                           $   75







LIQUIDITY First Tennessee's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers. This is achieved by maintaining a stable base of core deposits and other interest-bearing funds; accessibility to local, regional, and national funding sources; readily marketble assets; and diversity in customers, products, and market areas. The ability to maintain liquidity also is enhanced by adequate earnings power and adequate capital. ALCO establishes guidelines to monitor the current liquidity position and ensure adequate funding capacity.

Long-term liquidity needs are provided by a large core deposit base and a strong capital position. Average core deposits, the most stable source of liquidity, funded 70 percent of total average assets in the third quarter of 1994, while short-term purchased funds funded 19 percent. Short-term purchased funds includes certificates of deposit greater than $100,000 federal funds purchased, securities sold under agreements to repurchase, commercial paper, and other borrowed funds, including term federal funds purchased. Short-term purchased funds decreased 11 percent from $2.4 billion at September 30, 1993, to $2.1 billion at September 30, 1994.

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

Management's long-term goal is to maintain an average equity to average assets ratio between 6.75 percent and 7.50 percent, maintain a minimum ratio of average equity to average net loans equal to or above 10.50 percent, and meet the well-capitalized FDIC standards which allows First Tennessee to pay the lowest deposit premium. All of these goals are currently being met. The average equity to average assets ratio was 7.31 percent in the third quarter of 1994 compared to 6.84 percent in the third quarter of 1993. For third quarter 1994, average equity to average net loans was 11.65 percent compared to 12.77 percent for the same period last year.

For the first nine months of 1994, average equity to average assets was 7.21 percent compared to 6.96 percent for the first nine months of 1993. Average equity to average net loans was 11.58 percent relative to the 13.12 percent for the same nine month period in 1993.

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

The capital guidelines classify capital into two tiers referred to as Tier 1 and Tier 2. Total capital consists of Tier 1 capital, which for First Tennessee is common shareholders' equity (excluding SFAS No. 115 adjustment) less goodwill and certain other intangible assets, and Tier 2 capital, which for First Tennessee is qualifying subordinated debt and a limited amount of loan loss reserves. In determining risk-based capital requirements, risk-weights of 0 percent to 100 percent, depending on the regulatory assigned levels of risk, are assigned to all assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. Furthermore, regulators monitor a leverage ratio that compares Tier 1 capital to total average assets less goodwill and certain other intangible assets. The risk-based regulatory capital ratios are shown for First Tennessee and FTBNA in the Regulatory Capital table. The FDIC also monitors risk-based capital guidelines and requires weaker banks to pay higher premium rates while allowing healthy, well-capitalized banks to pay less. Assessments for banks range from 23 cents for well-capitalized institutions to 31 cents for the weakest undercapitalized institutions. On September 30, 1994, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions.

CREDIT RISK MANAGEMENT
AND ASSET QUALITY
First Tennessee manages risk in the loan portfolio through its credit policy, diversity in the mix of loans in the portfolio, intensive analysis of credit requests, a continuous process of monitoring existing loans, and the credit judgment of experienced credit officers. As acquisitions are completed, they are brought into this centralized credit process as soon as practical. Management believes the objective of a sound credit policy is to extend quality loans to customers while managing risk affecting shareholders and depositors. First Tennessee's goal is not to avoid risk, but rather to manage it.

COMMERCIAL LENDING The average commercial loan portfolio represented 42 percent of average total loans, net of unearned income, for the quarter ended September 30, 1994. To assess the quality of individual commercial loans, all commercial loans are internally assigned a credit rating, ranging from A to F, to assist in the credit risk management of these loans. The credit rating assigned to a particular loan is based on the financial condition of the borrower and collateral on the loan. Grades are assigned at the inception of the loan, reviewed regularly and revised as needed. The majority of commercial loans at First Tennessee are graded C at inception. This reflects a commercial customer base of smaller businesses, defined as companies with annual sales of $50 million or less. Due to increased business activity and generally improving economic conditions throughout 1993 and the first half of 1994, loans graded C and above, expressed as a percentage of total graded commercial and commercial real estate loans, improved to 94.5 percent at September 30, 1994, from 91.9 percent at September 30, 1993.

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

Commercial real estate loans at September 30, 1994, were $529.4 million compared to $527.1 million at December 31, 1993. Construction and development loans increased 58 percent from $78.8 million at December 31, 1993, to $124.2 million at September 30, 1994, as additional funding for construction projects increased.

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

These underwriting guidelines are developed and monitored centrally to ensure consistent application across First Tennessee. The application and approval processes are controlled through an enhanced computer system. The borrower's application is programmatically compared to the credit underwriting guidelines. The system informs the lender if the loan does or does not meet the credit standard established for that type of loan. For loans that meet the credit standards the system automatically produces the loan documents and records the loan. Loans that do not meet the standards are rejected and moved to a higher level of lending authority that has the ability to make exceptions. Exceptions are monitored by the senior management of consumer lending. The application and the data used in making the loan decision are stored in an electronic format for further analysis.

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

COUNTERPARTY CREDIT RISK MANAGEMENT Counterparty credit risk includes First Tennessee's exposure to other financial institutions. These risks arise from the extension of direct credit or from agreements that require some exchange of future payments or securities. As a financial intermediary, First Tennessee continuously has exposure to these types of transactions. In order to limit its concentration to any individual financial institution, ALCO, in conjunction with the chief credit officer and senior credit officers, employs a corporate-wide process to monitor, manage, and limit the risk to financial counterparties. Also, formal policies have been approved by the board of directors that quantify potential exposure and create corporate-wide risk limits based on the creditworthiness of financial institution counterparties.

ALLOWANCE FOR LOAN LOSSES AND NET CHARGE-OFFS Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance amount consists of two principal components: amounts specifically provided for loans reviewed on an individual or pool basis and a general portion designed to supplement the specific allocations. The Net Loans and Foreclosed Real Estate table shows the allowance account allocations by internal grades for the commercial loan portfolio and by loan type for those loans not graded. The data is presented for periods ended September 30, 1994, and 1993. For each of the period-ends presented, the general portion of the allowance account is between $11 million and $13 million. At the same time, the specific allocations have changed among the loan types or grades in each period, reflecting the changing circumstances of individual credits or groups of loans.

The allowance for loan losses is increased by the provision for loan losses and decreased by charged-off loans, net of recoveries. On September 30, 1994, the total allowance for loan losses was $107.3 million compared to $106.8 million for the same period last year. The allowance for loan losses to loans, net of unearned income, was 1.64 percent at September 30, 1994 compared to 1.93 percent at September 30, 1993. Excluding the mortgage warehouse loans, these ratios would have been 1.75 percent and 2.11 percent at September 30, 1994 and 1993, respectively.

Net charge-offs for third quarter 1994 decreased to $4.5 million or .28 percent of average loans, net of unearned income, compared to $7.3 million or .54 percent for the same period last year due to improvement in asset quality. For the nine month period, net charge-offs to average loans, net of unearned income, decreased to $13.0 million or .27 percent from $20.6 million or .54 percent from the comparable period last year.

Commercial and real estate loan net charge-offs approximated recoveries for the third quarter of 1994. Consumer loan net charge-offs as a percentage of average consumer loans, net of unearned income, were .25 percent, while credit card receivable net charge-offs as a percentage of credit card receivables were 2.49 percent.

For the nine month period, commercial and real estate loan net charge-offs decreased $6.7 million to $1.6 million compared to last year. Consumer loan net charge-offs were $3.3 million compared to $3.7 million for the first nine months of last year. Credit card net charge-offs decreased to $7.8 million from $8.7 million year-to-date last year. In management's opinion, the amount of total net charge-offs for 1994 are expected to be below the level of net charge-offs incurred in 1993, provided the economy continues to grow.

NONPERFORMING ASSETS Nonperforming assets, consisting of nonaccrual and restructured loans, foreclosed real estate and other assets, slightly decreased to $41.4 million at September 30, 1994. This compares to $41.8 million at September 30, 1993. Excluding MNC Mortgage, nonperforming assets would have been $30.1 million. Nonperforming loans are those loans where, in the opinion of management, the full collection of principal or interest is unlikely. Nonperforming loans decreased 24 percent to $17.7 million at September 30, 1994, from the $23.2 million at September 30, 1993. This decrease was 42 percent with MNC Mortgage excluded. The ratio of nonperforming loans to total loans decreased to .27 percent at the end of the third quarter of 1994 compared to .42 percent for the same period in 1993. Excluding MNC Mortgage, this ratio was .21 percent. Nonperforming assets included $21.6 million of foreclosed real estate as of September 30, 1994. Excluding MNC Mortgage, foreclosed real estate was $14.6 million, and this amount has been written down to 51 percent of the original loan values, net of payments. The Nonperforming Assets table details the activity in nonperforming assets between September 30, 1994, and September 30, 1993. In management's opinion, the level of nonperforming assets in 1994 should be slightly below the 1993 level, provided the economy continues to grow.

PAST DUE LOANS AND POTENTIAL PROBLEM ASSETS Past due loans are loans that are 90 days or more past due as to principal or interest but have not been placed on nonaccrual status. First Tennessee continues accruing interest on these loans if they are currently in the process of collection and are well-secured. Past due loans amounted to $22.5 million at September 30, 1994, a $3.0 million decrease from $25.5 million at September 30, 1993.

Potential problem assets are not included in nonperforming assets and represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for assets classified substandard and doubtful. At September 30, 1994, potential problem assets declined 37 percent to $57.4 million compared to $91.6 million at September 30, 1993.

LOAN CONCENTRATIONS Loan industry concentrations are a measure of the diversification of the commercial loan portfolio. Diversification is an important means of reducing the investment risks associated with fluctuations in economic conditions. At September 30, 1994, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

    RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1994

                                                                          Interest Sensitivity Period
                                                          --------------------------------------------------------------
                                                          Within 3   After 3 months   After 6 months
    (Dollars in millions)                                  Months    Within 6 months Within 12 months Other        Total
    --------------------------------------------------------------------------------------------------------------------
    EARNING ASSETS:
    Loans                                                 $ 3,114       $  311           $  717     $ 2,418      $ 6,560
    Investment securities                                     163          110              222       1,657        2,152
    Other earning assets                                      421           --               --          --          421
    --------------------------------------------------------------------------------------------------------------------
                    Total earning assets                  $ 3,698       $  421           $  939     $ 4,075      $ 9,133
    ------------------------------------------------------------------------------------------------------------ =======
    EARNING ASSET FUNDING:
    Interest-bearing deposits                             $ 1,794       $  497           $  501     $ 3,109      $ 5,901
    Short-term purchased funds                              1,649           --               --          --        1,649
    Long-term debt                                              1            1               --          90           92
    Noninterest-bearing funds                                 214           (4)              (7)      1,288        1,491
    --------------------------------------------------------------------------------------------------------------------
                    Earning asset funding                 $ 3,658       $  494           $  494     $ 4,487      $ 9,133
    ------------------------------------------------------------------------------------------------------------ =======
    RATE SENSITIVITY GAP:
    Period                                                $    40       $  (73)          $  445     $  (412)
    Cumulative                                                 40          (33)             412          --
    ------------------------------------------------------------------------------------------------------------
    RATE SENSITIVITY GAP ADJUSTED FOR INTEREST
      RATE FUTURES AND INTEREST RATE SWAPS:
    Period                                                $  (510)      $  (73)          $  457     $   126
    Cumulative                                               (510)        (583)            (126)         --
    ------------------------------------------------------------------------------------------------------------
    ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
    Period                                                   (5.6)%       (0.8)%            5.0 %       1.4 %
    Cumulative                                               (5.6)        (6.4)            (1.4)         --
    ------------------------------------------------------------------------------------------------------------

    Interest-sensitive categories represent ranges in which assets and liabilities can be repriced, not necessarily their actual maturities. Other amounts include assets and liabilities with interest sensitivity of more than 12 months or with indefinite repricing schedules.



    REGULATORY CAPITAL
                                                                                                    Well-
                                                        First Tennessee*        FTBNA**          Capitalized
                                                       ------------------  ------------------    Regulatory
    (Dollars in thousands)                             SEPTEMBER 30, 1994  SEPTEMBER 30, 1994     Minimums
    --------------------------------------------------------------------------------------------------------
    CAPITAL:
    Tier 1 capital:
         Shareholders' common equity                    $   751,997          $    658,928
         Less disallowed intangibles                         62,455                63,777
         Add unrealized holding losses on
              available for sale securities                  13,931                13,778
    --------------------------------------------------------------------------------------------------------
              Total Tier 1 capital                          703,473               608,929
    --------------------------------------------------------------------------------------------------------
    Tier 2 capital:
         Qualifying debt                                     82,554                75,000
         Qualifying allowance for loan losses                88,702                85,089
    --------------------------------------------------------------------------------------------------------
              Total Tier 2 capital                          171,256               160,089
    --------------------------------------------------------------------------------------------------------
              Total capital                             $   874,729          $    769,018
    ========================================================================================================
    Risk-adjusted assets                                $ 7,077,540          $  6,790,387
    Quarterly average assets adjusted
        for holding losses on securities                 10,098,689             9,647,016
    --------------------------------------------------------------------------------------------------------
    RATIOS:
    Tier 1 capital to risk-adjusted assets                     9.94 %                8.97 %          6.00 %
    Tier 2 capital to risk-adjusted assets                     2.42                  2.36            --
    --------------------------------------------------------------------------------------------------------
    Total capital to risk-adjusted assets                     12.36 %               11.33 %         10.00 %
    ========================================================================================================
    Leverage - Tier 1 capital to quarterly
       average assets less disallowed
       intangibles                                             7.01 %                6.35 %          5.00 %
    --------------------------------------------------------------------------------------------------------

    * First Tennessee National Corporation  **First Tennessee Bank National Association
    Based on regulatory guidelines

    LOANS AND FORECLOSED REAL ESTATE, PERIOD-END AMOUNTS


                                                                            September 30, 1994
                                                     -----------------------------------------------------------------
                                                                  Construction                           Allowance
                                                                      and        Commercial               For Loan
    (Dollars in millions)                            Commercial   Development   Real Estate     Total      Losses
    ------------------------------------------------------------------------------------------------------------------
    Internal grades:
       A                                             $    169        $  -          $  3       $    172      $  -
       B                                                  377           7            14            398         1
       C                                                1,521         116           462          2,099        23
       D                                                   55           1            23             79         5
       E                                                   29           -            14             43         4
       F                                                   13           -             9             22         8
    ---------------------------------------------------------------------------------------------------------------
                                                        2,164         124           525          2,813        41
    Nonaccrual loans:
       Contractually past due with:
         Substantial performance                            -           -             -              -         -
         Limited performance                                4           -             1              5         3
         No performance                                     2           -             -              2         1
       Contractually current                                2           -             3              5         3
    ---------------------------------------------------------------------------------------------------------------
    Total commercial and commercial
      real estate loans                              $  2,172        $124          $529       $  2,825      $ 48
    ---------------------------------------------------------------------------------------------------------------
    Retail:
      Consumer                                                                                   2,100        19
      Credit card                                                                                  448        18
      Permanent mortgages                                                                          550         2
      Mortgage warehouse loans held for sale                                                       441         -
      Mortgage banking nonaccrual loans                                                              4         1
    ---------------------------------------------------------------------------------------------------------------
    Total retail loans                                                                           3,543        40
    ---------------------------------------------------------------------------------------------------------------
    Cleveland Bank & Trust Company                                                                 138         3
    Planters Bank                                                                                   28         1
    Other/unfunded commitments                                                                      26         2
    General reserve                                                                                  -        13
    ---------------------------------------------------------------------------------------------------------------
        Total loans, net of unearned income                                                   $  6,560      $107
    ===============================================================================================================
    Foreclosed real estate:
      Foreclosed property                            $      2        $ 11          $  2       $     15
      Foreclosed property - mortgage banking                -           -             -              7
      Insubstance foreclosure                               -           -             -              -
    ---------------------------------------------------------------------------------------------------------------
        Total foreclosed real estate                                                          $     22
    ---------------------------------------------------------------------------------------------------------------

                                                      September 30, 1993      December 31, 1993
                                                      -------------------  ------------------------
                                                               Allowance                Allowance
                                                               For Loan                 For Loan
    (Dollars in millions)                              Total    Losses        Total       Losses
    -----------------------------------------------------------------------------------------------
    Internal grades:
       A                                              $   108    $    -    $    111    $    -
       B                                                  303         1         370         1
       C                                                1,834        23       1,916        23
       D                                                   79         4          65         5
       E                                                   47         4          58         5
       F                                                   51        11          36        11
    -----------------------------------------------------------------------------------------------
                                                        2,422        43       2,556        45
    Nonaccrual loans:
       Contractually past due with:
         Substantial performance                            -         -           -         -
         Limited performance                                6         2           7         4
         No performance                                     9         6           2         1
       Contractually current                                7         2           7         2
    -----------------------------------------------------------------------------------------------
    Total commercial and commercial
      real estate loans                               $ 2,444    $   53    $  2,572    $   52
    -----------------------------------------------------------------------------------------------
    Retail:
      Consumer                                          1,560        16       1,733        15
      Credit card                                         402        16         428        17
      Permanent mortgages                                 461         4         495         4
      Mortgage warehouse loans held for sale              475         -       1,100         -
      Mortgage banking nonaccrual loans                     -         -           9         1
    -----------------------------------------------------------------------------------------------
    Total retail loans                                  2,898        36       3,765        37
    -----------------------------------------------------------------------------------------------
    Cleveland Bank & Trust Company                        140         3         144         3
    Planters Bank                                          26         1          25         1
    Other/unfunded commitments                             33         3          31         3
    General reserve                                         -        11           -        12
    -----------------------------------------------------------------------------------------------
        Total loans, net of unearned income           $ 5,541    $  107    $  6,537    $  108
    ===============================================================================================
    Foreclosed real estate:
      Foreclosed property                             $    17              $     18
      Foreclosed property - mortgage banking                -                    14
      Insubstance foreclosure                               -                     -
    -----------------------------------------------------------------------------------------------
        Total foreclosed real estate                  $    17              $     32
    ===============================================================================================



    FTBNA LOANS SECURED BY REAL ESTATE, PERIOD-END AMOUNTS

                                                           September 30, 1994                       December 31, 1993
                                               -------------------------------------     -----------------------------------
                                                 Construction   Commercial                 Construction    Commercial
    (Dollars in millions)                        & Development  Real Estate    Total        & Development Real Estate  Total
    ------------------------------------------------------------------------------------------------------------------------
    RISK CATEGORIES:
    Real estate collateral serves as
       only source of repayment                  $     69      $    185   $    254        $     55      $    171    $    226
    Real estate collateral is primary
       source of repayment with a
       substantial secondary source                    55           344        399              24           356         380
    ------------------------------------------------------------------------------------------------------------------------
              Total                              $    124      $    529   $    653        $     79      $    527    $    606
    ========================================================================================================================
    PROJECT TYPE:
    Apartments                                   $      4      $     70   $     74        $      1      $     77    $     78
    Hotels/Motels                                       4            57         61               -            62          62
    Office buildings - multi-tenant                     5            54         59               3            58          61
    Single family builder                              55             2         57              46             2          48
    Shopping centers                                   21           133        154               7            99         106
    Commercial/Special purpose units                    6            72         78               2            73          75
    All Other                                          29           141        170              20           156         176
    ------------------------------------------------------------------------------------------------------------------------
              Total                              $    124      $    529   $    653        $     79      $    527    $    606
    ========================================================================================================================

    Based on internal loan classifications. Certain previously reported amounts have been reclassified to agree with current presentation.

    ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                              Third Quarter           Year-to-Date
    (Dollars in thousands)                  1994        1993        1994         1993
    ---------------------------------------------------------------------------------
    Allowance for loan losses:
      Beginning balance                $ 107,719   $ 104,929   $ 107,723  $    99,827
      Provision for loan losses            4,143       9,097      12,558       27,572
      Net charge-offs                     (4,531)     (7,250)    (12,950)     (20,623)
    ---------------------------------------------------------------------------------
            Ending balance             $ 107,331   $ 106,776   $ 107,331  $   106,776
    =================================================================================
    RATIOS:
    Allowance to loans (net of
       unearned income)*                                            1.64 %       1.93 %
    Net charge-offs to average loans
      (net of unearned income)*             0.28 %      0.54 %      0.27         0.54
    Net charge-offs to allowance            16.9        27.2        16.1         25.8
    ---------------------------------------------------------------------------------

    *Includes loans held for sale reported in "Mortgage warehouse loans held for sale" on the Consolidated Statements of Condition

    NONPERFORMING ASSETS ACTIVITY

                                                       Quarters Ended
    (Dollars in millions)          9/30/94     6/30/94     3/31/94     12/31/93     9/30/93
    ---------------------------------------------------------------------------------------
    Beginning balance             $   50.3     $  55.3     $  59.5     $   41.8     $  47.2
    New nonperformers                  2.8         1.5         7.0          4.6         2.4
    Acquisitions                        --          --          --         22.8          --
    Return to accrual                   --          --        (2.0)          --          --
    Payments                         (10.7)       (6.0)       (6.8)        (4.1)       (7.2)
    Charge-offs                       (1.0)       (0.5)       (2.4)        (5.6)       (0.6)
    Market writedowns                   --          --          --           --          --
    ---------------------------------------------------------------------------------------
       Ending balance             $   41.4     $  50.3     $  55.3     $   59.5     $  41.8
    =======================================================================================

    NONPERFORMING ASSETS

                                                     September 30       December 31
                                                 --------------------- --------------
    (Dollars in thousands)                            1994       1993       1993
    ---------------------------------------------------------------------------------
    AMOUNTS:
    Nonaccrual loans                             $  17,344   $ 22,556   $ 25,966
    Restructured loans                                 323        670        579
    ---------------------------------------------------------------------------------
            Total nonperforming loans               17,667     23,226     26,545
    Foreclosed real estate                          21,609     17,282     31,658
    Other assets                                     2,087      1,292      1,292
    ---------------------------------------------------------------------------------
            Total nonperforming assets           $  41,363   $ 41,800   $ 59,495
    =================================================================================
    Past due loans:*
      Non-government guaranteed                  $  11,708   $ 14,852   $ 12,873
      Government guaranteed                         10,827     10,689     11,560
    ---------------------------------------------------------------------------------
    RATIOS:
    Nonperforming loans to total loans
      (net of unearned income)**                      0.27 %     0.42 %     0.41 %
    Nonperforming assets to total loans
      (net of unearned income) plus foreclosed
      real estate and other assets**                  0.63       0.75       0.91
    Nonperforming assets and non-government
      guaranteed past due loans to total loans
      (net of unearned income) plus foreclosed
      real estate and other assets**                  0.81       1.02       1.10
    ---------------------------------------------------------------------------------

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

GRAPH TITLE:             Cumulative Changes in Nonaccrual Loans and
                         Other Real Estate Since Year-End 1988 (Quarterly)

NARRATIVE DESCRIPTION:   This is a line graph with the x-axis representing
                         quarterly periods from 1988 to third quarter 1994 and the y-axis ranges from $0 to $220 million. There are two lines: nonaccrual loans and OREO net of charge-offs and adjustments, and nonaccrual loans and OREO. The nonaccrual loans and OREO net of charge-offs and adjustments line begins at $0 at December 31, 1988, generally increases until it reaches $59 million in the first quarter of 1991, then decreases steadily to $(6) million in the third quarter of 1993, and then rises to $11 million in the fourth quarter of 1993, and decreases again to $(6) million at September 30, 1994. The nonaccrual loans and OREO line begins at $0 at December 31, 1988, generally increases until it reaches $144 million in the fourth quarter of 1991, then decreases steadily to $127 million in the third quarter of 1993, and then rises to $149 million in the fourth quarter of 1993, at which point it begins to decrease again to 135 million by the third quarter of 1994. The area between the two lines is shaded and represents the impact to nonaccrual loans and OREO from net charge-offs and adjustments.


DATA POINTS:

                                                       Nonaccrual
                                                        Loans and
                                                          OREO
                                                         Net of       Nonaccrual
                                       (Millions of    Charge-Offs     Loans and
                                            $)             and           OREO
                                                       Adjustments
                                         12/31/88           0              0
                                           1Q89            13             15
                                           2Q89            45             49
                                           3Q89            35             57
                                         12/31/89          27             63
                                           1Q90            37             77
                                           2Q90            35             82
                                           3Q90            35             91
                                         12/31/90          56             123
                                           1Q91            59             134
                                           2Q91            50             137
                                           3Q91            43             142
                                         12/31/91          35             144
                                           1Q92            32             144
                                           2Q92            24             142
                                           3Q92            20             142
                                         12/31/92           7             134
                                           1Q93             3             133
                                           2Q93             0             133
                                           3Q93            -6             127
                                         12/31/93          11             149
                                           1Q94             8             148
                                           2Q94             3             143
                                           3Q94            -6             135

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

REFERENCE:               Credit Risk Management and Asset Quality Sections

GRAPH TITLE:             Cumulative Changes in Classified Assets
                         Since Year-End 1988 (Quarterly)

NARRATIVE DESCRIPTION:   This is a line graph with the x-axis representing
                         quarterly periods from 1988 to third quarter 1994, and the y-axis ranges from $0 to $220 million. There are two lines: classified assets net of charge-offs and adjustments, and classified assets. The classified assets net of charge- offs and adjustments line begins at $0 at December 31, 1988, generally increases until it reaches $99 million in the third quarter of 1991, then decreases steadily to $(30) million in the third quarter of 1994. The classified assets line begins at $0 at December 31, 1988, generally increases until it reaches $202 million in the third quarter of 1991, then decreases steadily to $128 million in the third quarter of 1993, then rises to $136 million in the first quarter of 1994, and decreases to $113 million in the third quarter of 1994. The area between the two lines is shaded and represents the impact to nonaccrual loans and OREO from net charge-offs and adjustments.


DATA POINTS:

                                                       Classified
                                                         Assets
                                                         Net of
                                       (Millions of    Charge-Offs    Classified
                                            $)             and          Assets
                                                       Adjustments
                                         12/31/88           0              0
                                           1Q89            17             19
                                           2Q89            59             67
                                           3Q89            46             68
                                         12/31/89          30             68
                                           1Q90            74             115
                                           2Q90            83             131
                                           3Q90            83             141
                                         12/31/90          80             154
                                           1Q91            95             173
                                           2Q91            95             186
                                           3Q91            99             202
                                         12/31/91          78             190
                                           1Q92            73             189
                                           2Q92            59             179
                                           3Q92            51             175
                                         12/31/92          24             151
                                           1Q93            17             147
                                           2Q93            -4             130
                                           3Q93            -6             128
                                         12/31/93          -5             134
                                           1Q94            -6             136
                                           2Q94            -14            128
                                           3Q94            -30            113

NOTE: These graphs are used by management to monitor classified assets and nonperforming assets trends. They compare the level of classified assets and nonperforming assets before and after charge-offs and market adjustments. The data is as originally reported and includes acquisitions from the date of the acquisitions.

REFERENCE:               Credit Risk Management and Asset Quality Sections

                                    Part II.

                               OTHER INFORMATION


Items 1, 2, 3, 4 and 5.

As of the end of the third quarter, 1994, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.




Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits furnished in accordance with the provisions of the Exhibit
     Table of Item 601 of Regulation S-K are included as described in the
     Exhibit Index which is a part of this report.  Exhibits not listed in the
     Exhibit Index are omitted because they are inapplicable.

(b)  No reports on Form 8-K were filed during the third quarter of 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST TENNESSEE NATIONAL CORPORATION
                              ------------------------------------
                                          (Registrant)



DATE:     11/14/94            By:       James F. Keen
      -----------------          ---------------------------------
                                        James F. Keen
                               Senior Vice President and Controller
                                   (Duly Authorized Officer and
                                     Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.              Exhibit Description                    Page No.
- -----------              -------------------                    --------

  3(ii)    Bylaws of FTNC, as amended                         Filed Herewith

   11      Statement re Computation of Per Share Earnings     Filed Herewith

   27      Financial Data Schedule (for the SEC use only)     Filed Herewith