Form 10-K
FIRST TENNESSEE NATIONAL CORP
filed 1995-03-24
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
 [x]                 ANNUAL REPORT PURSUANT TO SECTION 13
                                  OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1994
                                    - or -
 [ ]               TRANSITION REPORT PURSUANT TO SECTION 13
                               OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the Transition period from __________ to__________

                        Commission File Number 0-4491

                     FIRST TENNESSEE NATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)


TENNESSEE                                                   62-0803242
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                  Identification Number)

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

                     $2.50 Par Value Common Capital Stock
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              X     YES        NO
                                                     ------      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

At February 23, 1995, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $1.3 billion.

At February 23, 1995, the registrant had 31,924,547 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1.       Portions of Annual Report to Shareholders for the year ended 12/31/94
         - Parts I, II, and IV.

2. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/18/95 -Part III.

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1994, the Corporation had total assets of $10.5 billion and ranked first in terms of total assets among Tennessee-headquartered bank holding companies and ranked 56th nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services.
The Corporation derives substantially all of its consolidated total pre-tax operating income and consolidated revenues from the commercial banking business. During 1994 approximately 50% of revenues were provided by net interest income and approximately 50% of revenues were provided by fee income-based business lines. As a bank holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allows coordination of selected policies and activities. The Corporation assesses the Bank and its subsidiaries for services they receive on a formula basis it believes to be reasonable.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 1994 it generated gross revenue of approximately $995.9 million and contributed 94.1% of consolidated net income from continuing operations. At December 31, 1994, the Bank had $10.0 billion in total assets, $7.3 billion in total deposits, and $6.4 billion in net loans. Within the State of Tennessee on December 31, 1994, it ranked first among banks in terms of total assets and deposits. Nationally, it ranked 59th in terms of total assets as of December 31, 1994. On December 31, 1994, the Corporation's subsidiary banks had 223 banking locations in 20 Tennessee counties, including all of the major metropolitan areas of the state, and 8 banking locations in Mississippi. Subsidiaries of the Bank at January 3, 1995, provided mortgage banking services through approximately 150 offices in 27 states.

         An element of the Corporation's business strategy is to seek acquisitions that would enhance long-term shareholder value. The Corporation has an acquisitions department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy.

         During 1994, the Corporation completed the acquisition of the following entities on the dates specified: SNMC Management Corporation (parent of Sunbelt National Mortgage Corporation) (1-4-94), Highland Capital Management Corp. (3-1-94), Cleveland Bank and Trust Company (3-16-94), Planters Bank (8-9-94) and Emerald Mortgage Corporation (10-1-94). All of the acquisitions, except Emerald, were accounted for as poolings-of-interests.

         On January 3, 1995, the Corporation expanded its mortgage banking operations through the acquisition of Carl I. Brown and Company, ("CIB") Kansas City Missouri. CIB, which became a subsidiary of the Bank at the close of the transaction, had total assets of approximately $169.0 million and a mortgage servicing portfolio of approximately $2.2 billion at acquisition. On February 24, 1995, the Corporation acquired Community Bancshares, Inc., Germantown, Tennessee, the parent of Community First Bank. At acquisition Community had total assets of approximately $252 million. Each transaction was accounted for as a pooling-of-interests.

         The Corporation provides the following services through its subsidiaries:

         .       general banking services for consumers, small businesses,
                 corporations, financial institutions, and governments
         .       bond division--primarily sales and underwriting of
                 bank-eligible securities and mortgage loans and advisory
                 services to other financial institutions
         .       mortgage banking services
         .       trust, fiduciary, and agency services
         .       nationwide check clearing services
         .       merchant credit card and automated teller machine transaction processing
         .       discount brokerage, brokerage, venture capital, equipment
                 finance and credit life insurance
         .       investment and financial advisory services
         .       mutual fund sales as agent
         .       check processing software and systems.

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The bond division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer with offices in Memphis and Knoxville, Tennessee; Mobile, Alabama; Overland Park, Kansas; and Dallas, Texas. The subsidiary banks are supervised and regulated as described below. Highland Capital Management Corp. is registered with the SEC as an investment adviser. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. is registered with the SEC as a broker-dealer.

         Expenditures for research and development activities were not material for the years 1992, 1993 or 1994.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 1994, the Corporation and its subsidiaries had approximately 6,468 full-time-equivalent employees, not including contract labor for certain services, such as guard and housekeeping.

Supervision and Regulation.

         The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation is required to file with the Board annual reports and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Corporation and its subsidiaries. The following summary of the Act and of the other acts described herein is qualified in its entirety by express reference to each of the particular acts.

         GENERAL

                 As a bank holding company, the Corporation is subject to the regulation and supervision of the Federal Reserve Board under the BHCA. Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The BHCA also restricts the types of activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

                 In addition, the BHCA prohibits the Federal Reserve Board from approving an application by a bank holding company to acquire shares of a bank or bank holding company located outside the acquiror's principal state of operations unless such an acquisition is specifically authorized by statute in the state in which the bank or bank holding company whose shares are to be acquired is located. Tennessee has adopted legislation that authorizes nationwide interstate bank acquisitions, subject to certain state law reciprocity requirements, including the filing of an application with and approval of the Tennessee Commissioner of Financial Institutions. The Tennessee Bank Structure Act of 1974 restricts the acquisition by bank holding companies of banks in Tennessee. A bank holding company is prohibited from acquiring any bank in Tennessee as long as banks that it controls retain 16 1/2% or more of the total deposits in individual, partnership and corporate demand and other transaction accounts and in savings accounts and time deposits in all federally insured financial institutions in Tennessee, subject to certain limitations and exclusions. As of December 31, 1994, the Corporation estimates that it held approximately 12.5% of such deposits. Also, under this act, no bank holding company may acquire any bank in operation for less than five years or begin a de novo bank in any county in Tennessee with a population, in 1970, of 200,000 or less, subject to certain exceptions. Under Tennessee law, branch banking is permitted in any county in the state. As to certain changes in the laws applicable to banks that were enacted in September of 1994, that will go into effect during 1995 and later years, see "-- Interstate Act."

                 The Corporation's subsidiary banks (the "Subsidiary Banks") are subject to supervision and examination by applicable federal and state banking agencies. The Bank is a national banking association subject to regulation and supervision by the Comptroller, as is First Tennessee Bank National Association Mississippi, which is headquartered in Southaven, Mississippi. The remaining Subsidiary Banks are Cleveland Bank and Trust Company and Peoples and Union Bank, which are Tennessee state-chartered banks and Planters Bank, which is a Mississippi state-chartered bank, none of which are members of the Federal Reserve System, and therefore are subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as well as state banking authorities. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         PAYMENT OF DIVIDENDS

                 The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Corporation, including cash flow to pay dividends on its stock or principal (premium, if any) and interest on debt securities, is dividends and interest from the Subsidiary Banks. There are statutory and regulatory limitations on the payment of dividends by the Subsidiary Banks to the Corporation, as well as by the Corporation to its shareholders.

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

                 State-chartered banks are subject to varying restrictions on the payment of dividends under applicable state laws. Tennessee law imposes dividend restrictions on Tennessee state banks substantially similar to those imposed under federal law on national banks, as described above. Mississippi law prohibits Mississippi state banks from declaring a dividend without the prior written approval of the Mississippi Banking Commissioner.

                 If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing, that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

                 In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a FDIC-insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is under capitalized. See "--FDICIA."

                 At December 31, 1994, under dividend restrictions imposed under applicable federal and state laws, the Subsidiary Banks, without obtaining regulatory approvals, could legally declare aggregate dividends of approximately $242.2 million.

                 The payment of dividends by the Corporation and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         TRANSACTIONS WITH AFFILIATES

                 There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries can borrow or otherwise obtain credit from the Subsidiary Banks. There are also legal restrictions on the Subsidiary Banks' purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, a bank's loans or extensions of credit to third parties, collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries, act as agent, participates or has a financial interest. Subject to certain limited exceptions, a Subsidiary Bank (including for purposes of this paragraph all subsidiaries of such Subsidiary Bank) may not extend credit to the Corporation or to any other affiliate (other than another Subsidiary
         Bank) in an amount which exceeds 10% of the Subsidiary Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by these banks to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between the Subsidiary Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such Subsidiary Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         CAPITAL ADEQUACY

                 The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1994, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 9.67% and 12.02%, respectively.

                 In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating.
         All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 1994 was 6.87%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

                 Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller or the FDIC, as the case may be. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1994. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

                 Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "--FDICIA."

                 All of the federal banking agencies have proposed regulations that would add an additional risk-based capital requirement based upon the amount of an institution's exposure to interest rate risk. Management of the Corporation is unable to predict whether or when capital requirements may be changed and, if so, at what levels and on what schedule.

         HOLDING COMPANY STRUCTURE AND SUPPORT OF SUBSIDIARY BANKS

                 Because the Corporation is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries) except to the extent that the Corporation may itself be a creditor with recognized claims against the subsidiary.


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

         CROSS-GUARANTEE LIABILITY

                 Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Subsidiary Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Subsidiary Banks would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Corporation's other Subsidiary Banks and a potential loss of the Corporation's investment in such Subsidiary Banks.

         FDICIA

                 The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements . FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

                 The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC- insured depository institutions and are not directly applicable to holding companies which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

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

                 The Corporation believes that at December 31, 1994 all of the Subsidiary Banks were well capitalized under the criteria discussed above.

                 FDICIA contains numerous other provisions, including new accounting, audit and reporting requirements, beginning in 1995 termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

                 Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. See the "Effect of Governmental Policies" subsection.

         INTERSTATE ACT

                 The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks (of a minimum age of up to five years as established by state law in any state), (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment. The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction. Regulations have not yet been issued under the Interstate Act. A bill has been introduced in the Tennessee legislature which would repeal the Tennessee Reciprocal Banking Act, amend the Tennessee Bank Structure Act of 1974, and amend Tennessee's bank branching laws. Management can not predict whether or in what form the proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected.

         BROKERED DEPOSITS AND "PASS-THROUGH" INSURANCE

                 The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that all the Subsidiary Banks were well capitalized as of December 31, 1994, the Corporation believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of the Subsidiary Banks.

         FDIC INSURANCE PREMIUMS

                 The Subsidiary Banks are required to pay semiannual FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

                 The FDIC is authorized by federal law to raise insurance premiums in certain circumstances. The law specifies a designated reserve ratio target of 1.25 percent of estimated insured deposits and requires the FDIC to set assessments at a level to maintain the target or, if the reserve ratio is less than the target, to set assessments rates at a level sufficient to increase the reserve ratio to the target within one year or as otherwise specified by the FDIC under the law. Recently, the FDIC has proposed a resolution to lower premiums, but that would depend on achievement of the target ratio, among other things, and management of the Corporation can not predict what change in premiums, if any may occur.

                 Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

         DEPOSITOR PREFERENCE

                 The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depositary institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

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

Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsections entitled "Deposits" and "Liquidity Management," contained in the Corporation's 1994 Annual Report to Shareholders (the "1994 Annual Report"), which sections are specifically incorporated herein by reference, along with all of the tables and graphs in the 1994 Annual Report, which are identified separately in response to Item 7 of Part II of this Form 10-K, which are incorporated herein by reference. As permitted by SEC rules, attached to this Form 10-K as Exhibit 13 are only those sections of the 1994 Annual Report that have been incorporated by reference into this Form 10-K.

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

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 1994 Annual Report along with all of the tables and graphs identified in response to Item 7 of Part II of this Form 10-K; certain information not contained in the Annual Report, but required by Guide 3, is contained in the tables immediately following:

MATURITIES OF SHORT-TERM PURCHASED FUNDS AT DECEMBER 31, 1994


                                                      0-3               3-6              6-12          Over 12
(Dollars in thousands)                               Months            Months           Months          Months            Total
-----------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit $100,000 and more         $  199,895       $   75,047        $  60,051      $   93,971        $  428,964
Federal funds purchased and securities
   sold under agreements to repurchase             1,453,802              --               --              --          1,453,802
Commercial paper and other short-term borrowings     194,962              --               --            5,000           199,962
-----------------------------------------------------------------------------------------------------------------------------------
       Total                                      $1,848,659       $   75,047        $  60,051      $   98,971        $2,082,728
-----------------------------------------------------------------------------------------------------------------------------------

                     FIRST TENNESSEE NATIONAL CORPORATION
                  ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                           BALANCES AT DECEMBER 31
                                 (Thousands)
                                 (Unaudited)

                          II.  Investment Portfolio

     (Book Value):                     1994 *      1993 **      1992 **
-------------------------------------------------------------------------
Mortgage-backed securities &
     collateralized mortgage
     obligations                    $1,638,528   $1,643,246   $2,340,617

U.S. Treasury and other
     U. S. government agencies         323,486      397,252      389,368

States and political subdivisions       74,498       91,915      115,833

Other                                   57,151       87,674      152,338
                                    ----------   ----------   ----------
                Total               $2,093,663   $2,220,087   $2,998,156
-------------------------------------------------------------------------

* Balances at December 31, 1994 represent securities held - to - maturity and securities available - for - sale.
**  Balances at December 31, 1993 and 1992 represent the investment portfolio.

                          III.    Loan Portfolio

                                       1994         1993         1992         1991       1990
------------------------------------------------------------------------------------------------
Commercial                          $2,888,671   $2,611,024   $2,277,575   $2,296,757 $2,152,814

Consumer                             2,236,731    1,798,770    1,324,905    1,110,026  1,060,429

Credit card receivables                475,471      428,075      412,207      402,822    366,706

Real estate construction               160,368       75,844       48,598      107,466    197,217

Real estate mortgage                   569,729      497,293      588,997      635,429    597,845

Nonaccrual                              16,539       25,966       28,773       43,521     69,685
                                    ----------   ----------   ----------   ---------- ----------
                Total               $6,347,509   $5,436,972   $4,681,055   $4,596,021 $4,444,696
------------------------------------------------------------------------------------------------

                          VII. Short-Term Borrowings

                                       1994         1993         1992
------------------------------------------------------------------------
Federal funds purchased and
     securities sold under
     agreements to repurchase       $1,453,802   $1,014,644   $  753,409

Commercial paper                        67,820       32,283       21,856

Other short-term borrowings            132,142      714,278      412,105
                                    ----------   ----------   ----------
                Total               $1,653,764   $1,761,205   $1,187,370
------------------------------------------------------------------------

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

                                    ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 1995. Officers are elected for a term of one year and until their successors are elected and qualified.



    Name and Age                           Offices and Positions - Year First
    ------------                           ----------------------------------
                                                    Elected to Office
                                                    -----------------
Susan Schmidt Bies                         Executive Vice President (1985)
Age:  47                                   of the Corporation and the Bank

J. Kenneth Glass                           President - Tennessee Banking Group
Age:  48                                   of the Bank (1993)

Ralph Horn                                 President of the Corporation (1991)
Age:  53                                   and the Bank (1993) and Chief
                                           Executive Officer (1994) of the
                                           Corporation and the Bank

Harry A. Johnson, III                      Executive Vice President (1990) and
Age:  46                                   General Counsel (1988) of the
                                           Corporation and the Bank

James F. Keen                              Senior Vice President (1988) of the
Age:  44                                   Corporation and the Bank, Controller
                                           (1988) of the Corporation and
                                           principal accounting officer

John C. Kelley. Jr.                        President - Memphis Banking Group of
Age:  50                                   the Bank (1993)

George Perry Lewis                         Executive Vice President of the
Age:  56                                   Bank (1976) and Money Management
                                           Group Manager

John P. O'Connor, Jr.                      Executive Vice President of the
Age:  51                                   Bank (1987) and Chief Credit
                                           Officer (1988)

Ronald Terry                               Chairman of the Board
Age:  64                                   of the Corporation (1973)
                                           and the Bank (1979)

Elbert L. Thomas,Jr.                       Senior Vice President (1991) and
Age:  46                                   Chief Financial Officer (1995)
                                           of the Corporation and the Bank

G. Robert Vezina                           Executive Vice President of the
Age:  60                                   Corporation and the Bank (1989) and
                                           Personnel Division Manager


          Each of the executive officers except for Mr. Thomas has been employed by the Corporation or its subsidiaries during each of the last five years. Mr. Terry was Chief Executive Officer of the Corporation and the Bank prior to April 1994 and was President of the Corporation prior to August 1991. Mr. Horn was Vice Chairman of the Bank from August 1991 through January 1993. Prior to August 1991, Mr. Horn was Executive Vice President of the Bank and Manager of its Bond Division. Mr. Glass was Executive Vice President of the Bank and Tennessee Banking Group Manager prior to January 1993. Mr. Kelley was
Executive Vice President of the Bank and Corporate Services Group Manager prior to January of 1993. Mr. Keen was Controller of the Bank prior to January 1993. Prior to October 1990, Mr. Johnson was a Senior Vice President of the Corporation and the Bank. Ms. Bies was Chief Financial Officer of the Corporation and the Bank prior to February 6, 1995. From January of 1993 to February of 1995, Mr. Thomas was Manager of Corporate Development. From May of 1990 to January of 1993, he was Manager of Corporate Tax. Prior to May of
1990, Mr. Thomas was Vice President - Finance, Tax, and Mergers and
Acquisitions at Holly Farms Corporation.

                                    PART II

                                     ITEM 5
                   MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

          The Corporation's common stock, $2.50 par value, trades over-the-counter on the Nasdaq Stock Market's National Market System under the symbol FTEN. As of December 31, 1994, there were 8,161 shareholders of record of the Corporation's common stock.

Generally, quarterly dividend payments are made on the first day of January, April, July and October. The Corporation has declared the following respective quarterly dividends per share during each quarter, commencing with first quarter 1993: $ .36, $ .36, $ .36, $ .42, $ .42, $ .42, $ .42, and $ .47.
Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial Data Table, Note 15 to the Consolidated Financial Statements, and the Liquidity Management subsection of the Management's Discussion and Analysis and Glossary sections of the 1994 Annual Report and to the Payment of Dividends subsection contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

                                     ITEM 6
                            SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial Data Table in the 1994 Annual Report.

                                     ITEM 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis and Glossary sections in the 1994 Annual Report and the following tables and graphs in the 1994 Annual
Report:

GRAPHS:

Return on Average Equity
Return on Average Assets
Earnings Per Share
Net Interest Income and Margin Trend Analysis
Earning Asset Mix as a Percentage of Average Assets
Net Charge-Offs
Nonperforming Loans
Nonperforming Assets to Total Loans
Cumulative Changes in Nonaccrual Loans and
 Other Real Estate since Year-End 1988 (Quarterly)
Cumulative Changes in Classified Assets Since
 Year-End 1988 (Quarterly)

TABLES:

Analysis of Changes in Net Interest Income
Analysis of Noninterest Income and Noninterest Expense
Summary of Quarterly Financial Information
Rate Sensitivity Analysis at December 31, 1994
Maturities of Investment Securities Held to Maturity at December 31, 1994

Maturities of Investment Securities Available for Sale
 at December 31, 1994
Maturities of Loans at December 31, 1994
Regulatory Capital at December 31, 1994
Loans and Foreclosed Real Estate at December 31
FTBNA Loans Secured by Real Estate at December 31
Analysis of Allowance for Loan Losses
Nonperforming Assets at December 31
Selected Financial Data
Consolidated Average Balance Sheet and
 Related Yields and Rates
Consolidated Historical Performance
 Statements of Income

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information Table in the 1994 Annual Report.

                                     ITEM 9
                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The information called for by this Item is inapplicable.

                                    PART III

                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's Proxy Statement mailed to shareholders in connection with the Corporation's Annual Meeting of Shareholders scheduled for April 18, 1995, (the "1995 Proxy Statement"). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Compliance with Section 16(a) of the Exchange Act" section of the 1995 Proxy Statement.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 1995 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).



                                    ITEM 12
                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by this Item is incorporated herein by reference to the Stock Ownership Table and the two paragraphs preceding the table in the 1995 Proxy Statement.

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 1995 Proxy Statement.

                                    PART IV

                                    ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as a part of this Report:

          Financial Statements:

          -      Consolidated Statements of Condition as of December 31, 1994
                 and 1993
          - Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992
          - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992
          - Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992
          -      Notes to the Consolidated Financial Statements
          -      Report of Independent Public Accountants

                 The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 1994 Annual Report, as listed above, are incorporated herein by reference.

          Financial Statement Schedules:  Not applicable.

          Exhibits:

           (3)(i)    Restated Charter of the Corporation, as amended, attached as Exhibit 3(i) to the Corporation's registration statement on Form S-4 (No. 33-53331) filed 4-28-94 and incorporated herein by reference.
           (3)(ii)   Bylaws of the Corporation, as amended.
           (4)(a)    Shareholder Protection Rights Agreement, dated as of 9-7-89 between the Corporation and First Tennessee Bank
                     National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Charter Amendment designating a series of Participating Preferred
                     Stock of the Corporation with terms as specified, attached as an exhibit to the Corporation's Registration
                     Statement on Form 8-A filed 9-8-89, and incorporated herein by reference.
           (4)(b)    Indenture, dated as of 6-1-87, between the Corporation and Security Pacific National Trust Company (New York),
                     Trustee, attached as an exhibit to the Corporation's Annual Report on Form 10-K for the year ended 12-31-91, and incorporated herein by reference.
           (4)(c)    The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt.  See Note
                     12 in the Corporation's 1994 Annual Report to Shareholders.  None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits.  The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
          *(1O)(a)   Management Incentive Plan, as amended.(1)
          *(1O)(b)   1983 Restricted Stock Incentive Plan, as amended.(1)
          *(1O)(c)   1989 Restricted Stock Incentive Plan, as amended.(1)
          *(1O)(d)   1992 Restricted Stock Incentive Plan.(1)
          *(10)(e)   1984 Stock Option Plan, as amended.(1)
          *(1O)(f)   1990 Stock Option Plan, as amended.(1)
          *(1O)(g)   Survivor Benefits Plan, as amended.(1)
          *(1O)(h)   Directors and Executives Deferred Compensation Plan, as amended.(1)
          *(1O)(i)   Pension Restoration Plan.(2)

          *(1O)(j)   Director Deferral Agreements (2) with Schedule.
          *(10)(k)   Severance Agreements dated 12-15-92 with schedule.(2)
          (11)       Statement re: computation of per share earnings.
          (13)       The portions of the 1994 Annual Report to Shareholders which have been incorporated by reference into this Form
                     10-K.
          (21)       Subsidiaries of the Corporation.
          (24)       Powers of Attorney
          (27)       Financial Data Schedule (for SEC use only)
          (99)(a)    Annual Report on Form 11-K for the
                     Corporation's Savings Plan and Trust, for fiscal year ended 12-31-94, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 1O-K).

* Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

(2) These documents are incorporated herein by reference to exhibits 10(j), 10(k), and 10(l), respectively, contained in the Corporation's 1992 Annual Report on Form 10-K.

(b)       No reports on Form 8-K were filed during the fourth quarter of 1994.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST TENNESSEE NATIONAL CORPORATION

Date:  March 24, 1995           By: James F. Keen
             ---                   ---------------------------------
                                James F. Keen,
                                Senior Vice President and
                                Controller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                   Title                                                         Date
     ---------                                   -----                                                         ----
Ralph Horn*                              Chief Executive Officer                                      March 24, 1995
---------------------                    (principal executive
Ralph Horn                               officer) and a Director

Elbert L. Thomas, Jr.*                   Senior Vice President                                        March 24, 1995
----------------------                   and Chief Financial Officer
Elbert L. Thomas, Jr.                    (principal financial officer)

James F. Keen*                           Senior Vice President                                        March 24, 1995
----------------------                   and Controller (principal
James F. Keen                            accounting officer)

Jack A. Belz*                            Director                                                     March 24, 1995
----------------------
Jack A. Belz

Robert C. Blattberg*                     Director                                                     March 24, 1995
----------------------
Robert C. Blattberg

J. R. Hyde, III*                         Director                                                     March 24, 1995
----------------------
J. R. Hyde, III

R. Brad Martin*                          Director                                                     March 24, 1995
----------------------
R. Brad Martin

Joseph Orgill, III*                      Director                                                     March 24, 1995
----------------------
Joseph Orgill, III

Richard E. Ray*                          Director                                                     March 24, 1995
----------------------
Richard E. Ray

Vicki G. Roman*                          Director                                                     March 24, 1995
----------------------
Vicki G. Roman

Michael D. Rose*                         Director                                                     March 24, 1995
----------------------
Michael D. Rose

William B. Sansom*                       Director                                                     March 24, 1995
----------------------
William B. Sansom

Gordon P. Street, Jr.*                   Director                                                     March 24, 1995
----------------------
Gordon P. Street, Jr.

Ronald Terry*                            Director                                                     March 24, 1995
----------------------
Ronald Terry

*By: Clyde A. Billings, Jr.                                                                           March 24, 1995
    -----------------------
   Clyde A. Billings, Jr.
   As Attorney-in-Fact

                                 EXHIBIT INDEX


Item No.                                                    Description
--------                                                    -----------
 (3)(i)          Restated Charter of the Corporation, as amended, attached as Exhibit 3(i) to Corporation's registration statement on Form S-4 (No. 33-53331) filed April 28, 1994 and incorporated herein by reference.

 (3)(ii)         Bylaws of the Corporation, as amended.                                                                       ---

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

 (4)(c)          The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt.  See
                 Note 12 in the Corporation's 1994 Annual Report to Shareholders.  None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits.  The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(1O)(a)         Management Incentive Plan, as amended. (1)                                                                   ---

*(1O)(b)         1983 Restricted Stock Incentive Plan, as amended. (1)
                                                                                                                              ---
*(1O)(c)         1989 Restricted Stock Incentive Plan, as amended. (1)
                                                                                                                              ---
*(1O)(d)         1992 Restricted Stock Incentive Plan. (1)

*(10)(e)         1984 Stock Option Plan, as amended. (1)
                                                                                                                              ---

*(1O)(f)         1990 Stock Option Plan, as amended. (1)
                                                                                                                              ---
*(1O)(g)         Survivor Benefits Plan, as amended. (1)
                                                                                                                              ---
*(10)(h)         Directors and Executives Deferred Compensation Plan,
                 as amended. (1)
                                                                                                                              ---
*(10)(i)         Pension Restoration Plan. (2)
                                                                                                                              ---
*(1O)(j)         Director Deferral Agreements (2) with Schedule.

*(1O)(k)         Severance Agreements dated 12-15-92 with schedule. (2)

 (11)            Statement re: computation of per share earnings.

 (13)            The portions of the 1994 Annual Report to
                 Shareholders which have been incorporated by
                 reference into this Form 10-K.
                                                                                                                              ---
 (21)            Subsidiaries of the Corporation.
                                                                                                                              ---
 (24)            Powers of Attorney

 (27)            Financial Data Schedule (For SEC use only)

 (99)(a)         Annual Report on Form 11-K for the Corporation's Savings Plan and Trust, for fiscal year ended
                 December 31, 1994, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 10-K).


         *Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

         (2) These documents are incorporated herein by reference to exhibits 10(j), 10(k), and 10(1), respectively, contained in the Corporation's 1992 Annual Report on Form 10-K.