Form 10-K/A
period 1994-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1995-04-25
CIK 36966

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

                                    PART IV

                                    ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K


          This item is hereby amended by adding the accountant's consent as new
Exhibit 23, and Item 14 is hereby restated, as amended, in its entirety as follows:


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

         **(3)(ii)   Bylaws of the Corporation, as amended.


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

          *(1O)(j)   Director Deferral Agreements (2) with Schedule.**

          *(10)(k)   Severance Agreements dated 12-15-92 with schedule.(2)

         **(11)      Statement re: computation of per share earnings.
         **(13)      The portions of the 1994 Annual Report to Shareholders which have been incorporated by reference into this Form
                     10-K.
         **(21)      Subsidiaries of the Corporation.



           (23)      Consent of Arthur Andersen LLP.


         **(24)      Powers of Attorney
         **(27)      Financial Data Schedule (for SEC use only)

           (99)(a)   Annual Report on Form 11-K for the
                     Corporation's Savings Plan and Trust, for fiscal year ended 12-31-94, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 1O-K).

* Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

**        Previously filed.

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



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST TENNESSEE NATIONAL CORPORATION

Date:  April 25, 1995           By: James F. Keen
                                    ---------------------------------
                                James F. Keen,
                                Senior Vice President and
                                Controller

                                 EXHIBIT INDEX


Item No.                                                    Description
- --------                                                    -----------
   (3)(i)        Restated Charter of the Corporation, as amended, attached as Exhibit 3(i) to Corporation's registration statement on Form S-4 (No. 33-53331) filed April 28, 1994 and incorporated herein by reference.


 **(3)(ii)       Bylaws of the Corporation, as amended.                                                                       ---


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

 *(1O)(f)        1990 Stock Option Plan, as amended. (1)
                                                                                                                              ---
 *(1O)(g)        Survivor Benefits Plan, as amended. (1)
                                                                                                                              ---
 *(10)(h)        Directors and Executives Deferred Compensation Plan,
                 as amended. (1)
                                                                                                                              ---
 *(10)(i)        Pension Restoration Plan. (2)
                                                                                                                              ---
 *(1O)(j)        Director Deferral Agreements (2) with Schedule.**


 *(1O)(k)        Severance Agreements dated 12-15-92 with schedule. (2)


**(11)           Statement re: computation of per share earnings.

**(13)           The portions of the 1994 Annual Report to
                 Shareholders which have been incorporated by reference into this Form 10-K.

**(21)           Subsidiaries of the Corporation.                                                                             ---



  (23)           Consent of Arthur Andersen LLP.



**(24)           Powers of Attorney                                                                                           ---

**(27)           Financial Data Schedule (For SEC use only)


  (99)(a)        Annual Report on Form 11-K for the Corporation's Savings Plan and Trust, for fiscal year ended
                 December 31, 1994, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 10-K).


         *Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.


         **      Previously filed.

         (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

         (2) These documents are incorporated herein by reference to exhibits 10(j), 10(k), and 10(1), respectively, contained in the Corporation's 1992 Annual Report on Form 10-K.