Form 10-Q
period 1995-03-31
FIRST TENNESSEE NATIONAL CORP
filed 1995-05-15
CIK 36966

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

   (Mark one)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                      OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    ------------

Commission file number   0-4491
                         ------

                     FIRST TENNESSEE NATIONAL CORPORATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

           Tennessee                                          62-0803242
- -------------------------------------                     ------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

165 Madison Avenue, Memphis, Tennessee                          38103
- ---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)


                                (901) 523-4027
              ----------------------------------------------------
                                      88
             (Registrant's telephone number, including area code)


                                     None
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $2.50 par value                       34,582,057
     -----------------------------            -----------------------------
                 Class                        Outstanding at April 30, 1995

                      FIRST TENNESSEE NATIONAL CORPORATION

                                     INDEX


Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

Exhibit 11

Exhibit 27 (for SEC use only)

                                    PART I.

                             FINANCIAL INFORMATION


Item 1.  Financial Statements.

             The Consolidated Statements of Condition.

             The Consolidated Statements of Income.

             The Statements of Cash Flows.

             The Notes to Consolidated Financial Statements.

             This financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented.

    CONSOLIDATED STATEMENTS OF CONDITION                                                      First Tennessee
                                                                                                     National
                                                                                                  Corporation
    ----------------------------------------------------------------------------------------------------------
                                                                             March 31
                                                                   --------------------------    December 31
    (Dollars in thousands)(Unaudited)                                   1995          1994          1994
    ----------------------------------------------------------------------------------------------------------
    ASSETS:
    Cash and due from banks                                        $    562,465  $    644,280   $    724,828
    Federal funds sold and securities purchased under
       agreements to resell                                             260,800       315,674        253,124
    ----------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                823,265       959,954        977,952
    ----------------------------------------------------------------------------------------------------------
    Investment in bank time deposits                                      3,673         4,552          2,534
    Trading securities inventory                                        166,373       526,018        170,031
    Mortgage warehouse loans held for sale                              415,917       941,827        515,407
    Securities available for sale                                     1,167,269     1,414,706      1,166,738
    Securities held to maturity (market value of $961,960
       at March 31, 1995, $730,172 at March 31,1994 and
       $951,444 at Decemeber 31, 1994)                                  988,386       742,516      1,004,177
    Loans, net of unearned income                                     6,638,666     5,741,340      6,498,042
         Less:  Allowance for loan losses                               109,862       112,168        109,859
    ----------------------------------------------------------------------------------------------------------
              Total net loans                                         6,528,804     5,629,172      6,388,183
    ----------------------------------------------------------------------------------------------------------
    Premises and equipment, net                                         159,458       143,587        159,036
    Real estate acquired by foreclosure                                  18,455        34,007         19,215
    Intangible assets                                                   163,056       170,302        164,447
    Bond division receivables and other assets                          477,132       633,275        365,229
    ----------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                         $ 10,911,788  $ 11,199,916   $ 10,932,949
    ==========================================================================================================
    LIABILITIES AND SHAREHOLDERS' EQUITY:
    Deposits:
         Demand                                                    $  1,664,689  $  1,802,703   $  1,733,336
         Checking/Interest                                              495,494       564,778        508,741
         Savings                                                        593,972       740,649        605,388
         Money market account                                         1,804,214     1,776,379      1,819,825
         Certificates of deposit under $100,000 and other time        2,877,951     2,365,828      2,771,012
         Certificates of deposit $100,000 and more                      498,336       520,282        442,004
    ----------------------------------------------------------------------------------------------------------
              Total deposits                                          7,934,656     7,770,619      7,880,306
    Federal funds purchased and securities sold under
       agreements to repurchase                                       1,353,036     1,052,706      1,457,517
    Commercial paper and other short-term borrowings                    162,298       618,862        352,522
    Bond division payables and other liabilities                        458,103       910,272        353,928
    Term borrowings                                                     203,553        96,829        113,771
    ----------------------------------------------------------------------------------------------------------
              Total liabilities                                      10,111,646    10,449,288     10,158,044
    ----------------------------------------------------------------------------------------------------------
    SHAREHOLDERS' EQUITY:
    Preferred stock - no par value (5,000,000 shares authorized,
        but unissued)                                                      -             -              -
    Common stock - $2.50 par value (shares authorized -100,000,000;
       shares issued - 34,152,067 at March 31, 1995; 34,307,970
       at March 31, 1994; and 34,073,958 at December 31, 1994)           85,380        85,770         85,185
    Capital surplus                                                      93,382       104,993         91,558
    Undivided profits                                                   633,045       559,816        625,231
    Unrealized market adjustment on available for sale securities        (9,039)        3,854        (24,273)
    Deferred compensation on restricted stock incentive plan             (2,626)       (3,805)        (2,796)
    ----------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                800,142       750,628        774,905
    ----------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 10,911,788  $ 11,199,916   $ 10,932,949
    ==========================================================================================================


    CONSOLIDATED STATEMENTS OF INCOME                                          First Tennessee
                                                                                      National
                                                                                   Corporation
    ------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            March 31
                                                                 -----------------------------
    (Dollars in thousands except per share data)(Unaudited)            1995           1994
    ------------------------------------------------------------------------------------------
    INTEREST INCOME:
    Interest and fees on loans                                   $    149,655   $    129,522
    Interest on investment securities:
      Taxable                                                          33,671         31,107
      Tax-exempt                                                        1,088          1,362
    Interest on trading securities inventory                            3,497          2,626
    Interest on other earning assets                                    3,473          1,621
    ------------------------------------------------------------------------------------------
              Total interest income                                   191,384        166,238
    ------------------------------------------------------------------------------------------
    INTEREST EXPENSE:
    Interest on deposits:
      Checking/Interest                                                 2,146          2,353
      Savings                                                           2,928          3,378
      Money market account                                             21,324         10,441
      Certificates of deposit under $100,000 and other time            38,507         26,315
      Certificates of deposit $100,000 and more                         6,777          4,075
    Interest on short-term borrowings                                  23,221         17,344
    Interest on term borrowings                                         4,163          2,259
    ------------------------------------------------------------------------------------------
              Total interest expense                                   99,066         66,165
    ------------------------------------------------------------------------------------------
    NET INTEREST INCOME                                                92,318        100,073
    Provision for loan losses                                           4,148          5,759
    ------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                88,170         94,314
    ------------------------------------------------------------------------------------------
    NONINTEREST INCOME:
    Mortgage banking                                                   41,842         56,172
    Bond division                                                      18,419         26,230
    Deposit transactions and cash management                           17,836         14,836
    Trust services                                                     10,323          5,898
    Bank card                                                           8,105          6,644
    Equity securities gains/(losses)                                      198         14,989
    Debt securities gains/(losses)                                        264           (321)
    All other                                                          12,241         11,077
    ------------------------------------------------------------------------------------------
              Total noninterest income                                109,228        135,525
    ------------------------------------------------------------------------------------------
    ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES             197,398        229,839
    ------------------------------------------------------------------------------------------
    NONINTEREST EXPENSE:
    Employee compensation, incentives, and benefits                    79,324         97,529
    Occupancy                                                           9,110          7,873
    Operations services                                                 9,011          8,222
    Equipment rentals, depreciation, and maintenance                    8,188          6,765
    Communications and courier                                          7,334          7,778
    Legal and professional fees                                         5,196          4,987
    Amortization of intangible assets                                   4,519          6,901
    Deposit insurance premium                                           4,358          4,151
    All other                                                          20,768         25,276
    ------------------------------------------------------------------------------------------
              Total noninterest expense                               147,808        169,482
    ------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                                         49,590         60,357
    Applicable income taxes                                            17,976         20,553
    ------------------------------------------------------------------------------------------
    NET INCOME                                                   $     31,614   $     39,804
    ==========================================================================================
    NET INCOME PER COMMON SHARE                                  $       0.93   $       1.16
    ------------------------------------------------------------------------------------------
    WEIGHTED AVERAGE SHARES OUTSTANDING                            34,108,647     34,289,291
    ------------------------------------------------------------------------------------------

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                    First Tennessee
                                                                                    National
                                                                                 Corporation


                                                                 Three Months Ended March 31
    (Dollars in thousands)(Unaudited)                                   1995       1994
    --------------------------------------------------------------------------------------
    OPERATING ACTIVITIES:
      Net income                                                     $   31,614 $   39,804
      Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                       4,148      5,759
          Depreciation and amortization of premises and equipment         5,840      4,792
          Amortization of intangibles                                     4,519      6,901
          Net amortization of premiums and accretion of discounts         4,056      4,108
          Market value adjustment on foreclosed property                    651        414
          Equity securities gains                                          (198)   (14,989)
          Debt securities losses (gains)                                   (264)       321
          Net loss (gain) on disposal of fixed assets                     1,621        (93)
          Deferred income tax provision (benefit)                        11,964      2,855
          Net (increase) decrease in:
            Trading securities inventory                                  3,658   (347,355)
            Mortgage warehouse loans held for sale                       99,490    321,636
            Bond division receivables                                  (127,738)  (221,784)
            Interest receivable                                           1,621     (3,106)
            Other assets                                                (19,641)   (30,088)
          Net increase (decrease) in:
            Bond division payables                                       97,086    438,846
            Interest payable                                              6,795      3,484
            Other liabilities                                            (1,629)    (3,590)
    --------------------------------------------------------------------------------------
            Total adjustments                                            91,979    168,111
    --------------------------------------------------------------------------------------
            Net cash provided by operating activities                   123,593    207,915
    --------------------------------------------------------------------------------------
    INVESTING ACTIVITIES:
      Proceeds from maturities of:
        Held to maturity securities                                      17,494    265,141
        Available for sale securities                                    27,571     67,068
      Proceeds from sale of:
        Available for sale securities                                    62,889    164,065
        Premises and equipment                                               29        349
      Payments for purchase of:
        Held to maturity securities                                      (1,343)  (111,346)
        Available for sale securities                                   (65,217)  (124,627)
        Premises and equipment                                           (7,306)    (7,899)
      Net increase in loans                                            (144,198)  (183,282)
      Decrease (increase) in investment in bank time deposits            (1,139)     3,085
    --------------------------------------------------------------------------------------
            Net cash provided/(used) by investing activities           (111,220)    72,554
    --------------------------------------------------------------------------------------
    FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                             1,221        481
      Proceeds from the issuance of long-term debt                       90,000       --
      Payments for:
        Capital lease obligations                                           (37)       (37)
        Term borrowings                                                    (236)      (237)
        Cash dividends                                                  (15,054)      (187)
        Equity distributions related to acquisitions                        (14)      (600)
        Stock repurchase                                                   --       (1,300)
      Net increase (decrease) in:
        Deposits                                                         51,765    167,962
        Short-term borrowings                                          (294,705)  (281,230)
    --------------------------------------------------------------------------------------
            Net cash used by financing activities                      (167,060)  (115,148)
    --------------------------------------------------------------------------------------
            Net increase (decrease) in cash and cash equivalents       (154,687)   165,321
    --------------------------------------------------------------------------------------
            Cash and cash equivalents at beginning of period            977,952    794,633
    --------------------------------------------------------------------------------------
            Cash and cash equivalents at end of period               $  823,265 $  959,954
    ======================================================================================
    Total interest paid                                              $   89,591 $   59,839
    Total income taxes paid                                               2,906      8,877


    NOTE 1 -- FINANCIAL INFORMATION

    The accounting and reporting policies of First Tennessee National Corporation (First Tennessee) and its subsidiaries conform to generally accepted accounting principles and, as to its banking subsidiaries, with general practice within the banking industry. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Tennessee's 1994 Annual Report to shareholders. Effective January 1, 1995, First Tennessee changed the method of recognition of Trust services income from cash basis to accrual basis. Term borrowings on the financial statements consist of borrowings with maturities greater than one year.

    NOTE 2 -- BUSINESS COMBINATIONS
    The following acquisitions have occurred since the first quarter of 1994 and were accounted for as poolings of interests; therefore, the financial statements for all periods presented reflect the combined companies.
        On August 9, 1994, First Tennessee acquired for approximately 334,000 shares of its common stock all of the outstanding shares of Planters Bank (Planters) of Tunica, Mississippi. Planters became a wholly owned subsidiary of First Tennessee. On January 3, 1995, First Tennessee acquired for approximately 863,000 shares of its common stock all of the outstanding capital stock of Carl I. Brown and Company (Carl I. Brown) of Kansas City, Missouri. Carl I. Brown became a wholly owned subsidiary of First Tennessee Bank National Association (FTBNA). On February 24, 1995, First Tennessee acquired for approximately 1,421,000 shares of its common stock all of the outstanding capital stock of Community Bancshares, Inc.
    (CBI), of Germantown, Tennessee. CBI, the parent company of Community First Bank, merged into First Tennessee, and Community First Bank merged into FTBNA.
        The following presents certain financial data pertaining to the combination of First Tennessee with Planters, Carl I. Brown, and CBI for the first quarter of 1994:


    (Dollars in thousands,                      First Quarter
    except per share data)                               1994
    ---------------------------------------------------------
    TOTAL REVENUE:*
    First Tennessee, as originally reported      $    208,514
    Planters                                              679
    Carl I. Brown                                      23,477
    CBI                                                 2,943
    Eliminations                                          (15)
    ---------------------------------------------------------
    First Tennessee                              $    235,598
    =========================================================

    NET INCOME:
    First Tennessee, as originally reported      $     36,630
    Planters                                              158
    Carl I. Brown                                       2,408
    CBI                                                   608
    ---------------------------------------------------------
    First Tennessee                              $     39,804
    =========================================================

    NET INCOME PER SHARE:
    First Tennessee, as originally reported      $       1.15
    Planters                                             2.62
    Carl I. Brown                                       13.94
    CBI                                                  0.19
    First Tennessee                                      1.16
    ---------------------------------------------------------

    *Total revenue is net interest income and noninterest income.

        On April 1, 1995, First Tennessee acquired for approximately 421,000 shares of its common stock all of the outstanding shares of Peoples Commercial Services Corporation (Peoples), parent company of Peoples Bank, headquartered in Senatobia, Mississippi. Peoples Bank became a wholly-owned subsidiary of First Tennessee, and the acquisition was accounted for as a purchase.
       The following presents on a proforma basis certain financial data pertaining to the Peoples transaction as if it had been acquired at the beginning of the period. The proforma results presented are not necessarily indicative of the future results of operations of the combined company or the results of operations that would have actually occurred had the merger been in effect for the period presented.


    (Dollars in thousands,                      First Quarter
    except per share data)                               1994
    ---------------------------------------------------------
    TOTAL REVENUE:*
    First Tennessee, as originally reported      $    201,546
    Peoples                                             1,232
    ---------------------------------------------------------
    First Tennessee proforma                     $    202,778
    =========================================================

    NET INCOME:
    First Tennessee, as originally reported      $     31,614
    Peoples                                               430
    Purchase accounting adjustments                       (97)
    ---------------------------------------------------------
    First Tennessee proforma                     $     31,947
    =========================================================

    NET INCOME PER SHARE:
    First Tennessee, as originally reported      $       0.93
    Peoples                                              3.23
    First Tennessee proforma                             0.93
    ---------------------------------------------------------

    *Total revenue is net interest income and noninterest income.

        On February 21, 1995, First Tennessee and Financial Investment Corp.
    (FIC) signed a definitive agreement for First Tennessee to acquire FIC, parent company of First National Bank of Springdale (FNB), headquartered in Springdale, Arkansas. Pursuant to the agreement, First Tennessee will acquire for approximately $70,000,000 in its common stock all of the outstanding shares of FIC. The acquisition will be accounted for as a purchase and, the First Tennessee Board of Directors, has approved the repurchase of the shares to be issued in this transaction. Following the acquisition, FNB will become a wholly owned subsidiary of First Tennessee. The acquisition is expected to be completed before the end of 1995 following approval by regulators and FIC shareholders.

    NOTE 3 -- OTHER INCOME AND OTHER EXPENSE

    Following is detail concerning "Other income" and "Other expense" as presented in the Consolidated Statements of Income:

                                                 Three Months Ended
                                                      March 31
                                                 ------------------
    (Dollars in thousands)                          1995      1994
    ---------------------------------------------------------------
    ALL OTHER INCOME:
    Check clearing fees                          $  4,247  $  3,966
    Other service charges                           1,872     2,117
    Other                                           6,122     4,994
    ---------------------------------------------------------------
              Total                              $ 12,241  $ 11,077
    ===============================================================
    ALL OTHER EXPENSE:
    Advertising and public relations             $  3,900  $  3,357
    Supplies                                        2,879     2,972
    Fed service fees                                2,590     1,997
    Travel and entertainment                        1,817     2,399
    Foreclosed real estate                            941       692
    Other                                           8,641    13,859
    ---------------------------------------------------------------
              Total                              $ 20,768  $ 25,276
    ===============================================================


    NOTE 4 -- INTANGIBLE ASSETS

    Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

                                                                        Premium on
                                                       Purchased        Purchased
                                                       Mortgage          Deposits
    (Dollars in thousands)          Goodwill        Servicing Rights    and Assets
    -------------------------------------------------------------------------------
    December 31, 1993              $  62,565         $   85,983       $   28,972
    Amortization expense                (750)            (5,302)            (849)
    Acquisitions/divestitures            178               (495)               0
    -------------------------------------------------------------------------------
    March 31, 1994                 $  61,993         $   80,186       $   28,123
    ===============================================================================

    December 31, 1994              $  66,086         $   72,722       $   25,639
    Amortization expense                (804)            (2,722)            (993)
    Acquisitions/divestitures            546               (568)           3,150
    -------------------------------------------------------------------------------
    March 31, 1995                 $  65,828         $   69,432       $   27,796
    ===============================================================================


    NOTE 5 -- LOANS
    The composition of the loan portfolio at March 31 is summarized below:


    (Dollars in thousands)                            1995        1994
    ----------------------------------------------------------------------
    Commercial                                    $3,055,676   $2,676,618
    Consumer                                       2,283,324    1,994,108
    Permanent mortgage                               641,687      531,696
    Credit card receivables                          448,004      412,348
    Real estate construction                         194,438      105,225
    Nonaccrual                                        15,537       21,345
    ----------------------------------------------------------------------
         Loans, net of unearned income             6,638,666    5,741,340
                 Allowance for loan losses           109,862      112,168
    ----------------------------------------------------------------------
                   Total net loans                $6,528,804   $5,629,172
    ======================================================================

        On January 1, 1995, First Tennessee adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." On that date, impaired loans totaling $9,742,000 were identified. All impaired loans had a related allowance that totalled $2,542,000.
        The following table presents information concerning nonperforming loans at March 31:

    (Dollars in thousands)                             1995
    ----------------------------------------------------------
    Impaired loans                                   $ 9,820
    Other nonaccrual loans                             5,717
    Restructured loans                                   102
    ----------------------------------------------------------
           Total                                     $15,639
    ==========================================================

        Impaired loans are generally carried on a nonaccrual status.
    Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest. Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional interest payments are recognized as interest income on a cash basis. Total interest income recognized on impaired loans was $343,000 for the three months ended March 31, 1995. The average balance of impaired loans for the same period was approximately $9,781,000. There are no restructured impaired loans.
        An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 1995, is summarized as follows:

    (Dollars in thousands)                         Non-impaired   Impaired      Total
    -------------------------------------------------------------------------------------
    Balance at 1/1/95                               $109,859       $ --        $109,859
    Transfer of allowance                             (2,542)       2,542          --
    Provision for loan losses                          3,691          457         4,148
    Charge-offs                                        6,884          407         7,291
      Less loan recoveries                             3,146         --           3,146
    -------------------------------------------------------------------------------------
           Net charge-offs                             3,738          407         4,145
    -------------------------------------------------------------------------------------
    Balance at 3/31/95                              $107,270       $2,592      $109,862
    -------------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL REVIEW
The following discussion provides management's analysis of the consolidated financial condition and results of operations of First Tennessee National Corporation (First Tennessee). It is intended that this discussion be read in conjunction with the accompanying consolidated financial statements and the notes as well as the 1994 financial statements, the notes thereto, and the accompanying management's discussion and analysis contained in the 1994 annual report.

OVERVIEW OF OPERATIONS

      Net income for the first quarter of 1995 was $31.6 million or $.93 per share compared with $39.8 million or $1.16 per share for the first quarter of 1994. The decrease in net income from the first quarter of 1994 was due to a decrease in security gains, a decrease in net interest income, lower bond division contribution to net income, and acquisition costs. One-time acquisition expenses had a negative impact of $.15 and the compression in the net interest margin since the first quarter of 1994 had a negative impact of $.17 to earnings per share in the first quarter of 1995. Noninterest income accounted for approximately 54 percent of total revenues during the first quarter of 1995. Total assets were $10.9 billion at March 31, 1995, as First Tennessee continued to experience double-digit loan growth in commercial and consumer loans since the first quarter of 1994. Additional performance measurements are shown in the table below.


EARNINGS PERFORMANCE
- ------------------------------------------------------
                                 1Q95        1Q94
- ------------------------------------------------------
Net income (millions)           $ 31.6      $ 39.8
Net income per share            $  .93      $ 1.16
Return on equity                 16.50%      21.68%
Return on assets                  1.19%       1.52%
- ------------------------------------------------------

         On January 3, 1995, First Tennessee acquired Carl I. Brown and Company (Carl I. Brown), a mortgage company located in Kansas City. During 1994, Carl
I. Brown originated $2.1 billion in mortgage loans, and at December 31, 1994, had a servicing portfolio of $2.2 billion. On February 24, 1995, First Tennessee acquired Community Bancshares, Inc. (CBI) of Germantown, Tennessee, which had $255.6 million in assets, $191.9 million in deposits, and $22.4 million in shareholders' equity at December 31, 1994. At closing, CBI's subsidiary, Community First Bank, was merged with and into First Tennessee Bank National Association (FTBNA). Acquisitions closed during the first quarters of both 1995 and 1994 were accounted for as poolings of interests and therefore the financial position and results of operations of all companies are reflected on a combined basis from the earliest period presented. A detailed discussion of First Tennessee's performance is provided below.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME AND EARNING ASSETS
         For purposes of this discussion, net interest income has been adjusted to a fully taxable equivalent basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income.

NET INTEREST INCOME AND EARNING ASSETS
- -----------------------------------------------------------
                                                    Percent
(Dollars in millions)            1Q95       1Q94    Change
- -----------------------------------------------------------
Investment securities          $2,201.5   $2,293.5   (4)%
Loans                           6,921.5    6,705.9    3
Other earning assets              457.2      431.4    6
- -----------------------------------------------------------
Total earning assets           $9,580.2   $9,430.8    2
- -----------------------------------------------------------
Net interest income            $   93.5   $  101.2   (8)%
Net interest spread                3.12%      3.70%
Net interest margin                3.92%      4.31%
- -----------------------------------------------------------

         Earning assets increased 2 percent as total loans grew 3 percent and investment securities declined 4 percent from the first quarter of 1994. Commercial loans and consumer loans grew 11 percent and 19 percent, respectively, coupled with a 64 percent reduction in mortgage warehouse loans. Commercial loans represented 43 percent and consumer loans represented 33 percent of total loans for the first quarter of 1995. The increase in loans was funded by 7 percent growth in interest-bearing deposits, largely certificates of deposit less than $100,000.

         Despite the increase in earning assets, net interest income decreased 8 percent from the level in the first quarter of 1994. The decrease in net interest income resulted from the 39 basis point compression in the net interest margin since March 31, 1994. The compression in the net interest margin was due to a number of factors which included the impact of rising interest rates on First Tennessee's short-term liability sensitive position and the $1 billion basis swap; and asset/liability restructuring transactions that occurred in the first quarter of 1995.
         At March 31, 1994, First Tennessee's six-month gap position was
liability sensitive approximately 3 percent of earning assets.   A liability
sensitive position indicates that over the course of a given time period, in this case 6 months, an upward movement in interest rates will negatively impact the net interest margin since liabilities will reprice faster than assets. Since the first quarter of 1994, First Tennessee has remained liability sensitive, and by the end of the third quarter of 1994, the six-month liability sensitive position increased to approximately 6 percent of earning assets. Due to recent sharp rises in interest rates, this short-term liability sensitive position has negatively impacted the net interest margin during the past two quarters. In the first quarter of 1995, this impact approximated 11 basis points. However, as interest rates stabilize, this impact will begin to lessen as assets mature and reprice to current interest rate levels.
         In order to modify the balance sheet and become more neutral to interest rate movements, First Tennessee, beginning in the fourth quarter of 1994, completed several asset/liability management transactions. These included the sale of $100 million in Treasury bonds, and the extension of liabilities by reducing overnight borrowings and replacing them with intermediate Federal Home Loan Bank (FHLB) borrowings and certificates of deposit with two- and three-year maturities. These restructuring transactions have improved the six-month liability sensitive position to $261 million, or 3 percent of earning assets at March 31, 1995, as shown in the Rate Sensitivity Analysis table. In addition, during the first quarter of 1995, First Tennessee terminated $500 million of a $1 billion basis swap at a cost of $16.5 million, which was deferred and is being amortized through May 1996. The basis swap had a negative impact on the net interest margin of 21 basis points in the first quarter of 1995. Subsequent to quarter-end, First Tennessee terminated the remaining $500 million of the basis swap (see Subsequent Events). These restructuring transactions, combined with the short-term nature of the liability sensitive position, and a slower rise in interest rates should minimize First Tennessee's future exposure to rising interest rates. Going forward, the net interest margin should begin to stabilize and improve as the interest rate environment stabilizes and the amortization period for the basis swap ends.

NONINTEREST INCOME
- ------------------------------------------------------------
                                                     Percent
(Dollars in millions)              1Q95     1Q94     Change
- ------------------------------------------------------------
Mortgage banking                  $ 41.9  $ 56.2      (26)%
Bond division                       18.4    26.2      (30)
Deposit transactions and
  cash management                   17.8    14.8       20
Bank card                            8.1     6.6       22
Trust services                      10.3     5.9       75
Other                               12.2    11.1       11
- -----------------------------------------------------------
Total fee revenue                 $108.7  $120.8      (10)%
- -----------------------------------------------------------
Gains/(losses) on securities          .5    14.7      (97)
- -----------------------------------------------------------
Total noninterest income          $109.2  $135.5      (19)%
- -----------------------------------------------------------

         The mortgage banking entities originated $.9 billion during the first quarter of 1995 compared to $2.5 billion during the first quarter of 1994. The decline in originations reflected a lower percentage of refinance business due to a higher rate environment. The mortgage servicing portfolio, which includes servicing for ourselves and others, totaled $13.2 billion at March 31, 1995, compared to $15.3 billion at March 31, 1994. The mortgage banking entities standardized their accounting methods for recognition of servicing income to an accrual basis during the first quarter of 1995. This standardization had minimal impact on total mortgage banking revenues.

         The decline in bond division revenue for the first quarter of 1995 reflected a change in customer investment preferences due to sharply rising interest rates, and strong loan growth in community banks, one of the principal customer segments of the bond division. The first quarter of 1994 included record revenue for the bond division as a result of a very active bond market and new office expansion. Bond division revenue is obtained from the sale of securities as both principal and agent. Inventory is acquired solely for distribution, and is hedged for the purpose of protecting against movements in interest rates.

         Growth in deposit transactions and cash management revenue included a change in accounting methodology from cash basis to accrual basis as well as growth in the customer base and increased sales. Bank card revenue includes both cardholder and merchant processing fees, and the comparison between the first quarter of 1995 and the first quarter of 1994 reflected an overall increase in the number of transactions processed. Trust services revenue included $3.7 million in revenues as a result of a change from cash basis to accrual basis accounting. Growth in revenues came from additional penetration into the affluent market segment, as well as growth in managed assets. Net gains/losses on securities included $15.0 million in venture capital gains for the first quarter of 1994.

NONINTEREST EXPENSE
- --------------------------------------------------------
                                                Percent
(Dollars in millions)       1Q95      1Q94      Change
- --------------------------------------------------------
Staff expense              $ 79.3    $ 97.5      (19)%
Occupancy                     9.1       7.9       16
Amortization of
  intangibles                 4.5       6.9      (35)
Equipment expense             8.2       6.8       21
Other                        46.7      50.4       (7)
- -------------------------------------------------------
Total operating expense    $147.8    $169.5      (13)
- -------------------------------------------------------

         Noninterest expense (also called operating expense) decreased 13 percent year-over-year. Both first quarters included one-time acquisition costs. First Tennessee recognized $5.8 million in acquisition costs in 1995, and $4.1 million in acquisition costs in 1994. Operating expense, excluding one-time acquisition costs in both quarters, decreased 14 percent from the first quarter of 1994. Excluding one-time acquisition costs, the most significant change from the first quarter of 1994 was in expense for employee compensation, incentives and benefits (staff expense), which decreased 20 percent. Most of this year-over-year decrease was due to the reduction in commissions paid in the first quarter of 1995 as a result of lower commission-based revenue, which would include the bond division, the mortgage banking entities, and the venture capital company. During the first quarter of 1994, First Tennessee adopted SFAS No. 112 - "Employers' Accounting for Postemployment Benefits" with the recognition of $2.3 million of postemployment benefits related to prior service rendered and rights vested.

INCOME TAXES
- ----------------------------------------
                          1Q95      1Q94
- ----------------------------------------
Effective tax rates       36.2%    34.1%
- ----------------------------------------

         The tax rate increase was primarily due to a $1.9 million tax reduction in the first quarter of 1994 for the elimination of a portion of a deferred tax valuation allowance related to the acquisition of SNMC Management Corporation.

CAPITAL
- -------------------------------------------
                            1Q95     1Q94
- -------------------------------------------
Equity/assets ratio          7.24%    7.00%
Equity/loans                11.23    11.11
Tangible equity/tangible
 assets                      5.79     5.47
Book value per share       $23.43   $21.88
- -------------------------------------------

         Average shareholders' equity increased 4 percent since the first quarter of 1994. The primary source of growth in shareholders' equity was the retention of net income. All capital ratios improved from first quarter 1994 as shown in the Capital table. First Tennessee establishes capital guidelines based on industry standards, regulatory requirements, perceived risks of the various businesses, and future growth opportunities. For an institution to qualify as well-capitalized as set forth in the banking regulations, Tier 1 capital, total capital, and leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. On March 31, 1995, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards as shown in the Regulatory Capital table.

LIQUIDITY
         During the first quarter of 1995, average core deposits, the most stable source of liquidity, funded 69 percent of total average assets while short-term purchased funds represented 20 percent. Average interest-bearing core deposits grew 7 percent from the first quarter of 1994. Short-term purchased funds include certificates of deposit greater than $100,000, federal funds purchased, securities sold under agreements to repurchase, commercial paper, and other borrowed funds. Short-term purchased funds decreased from $2.2 billion at March 31, 1994, to $2.0 billion at March 31, 1995.

ASSET QUALITY AND CREDIT RISK MANAGEMENT
         First Tennessee manages asset quality and credit risk by maintaining diversification in its loan portfolio and through adherence to its credit policy. First Tennessee's goal is not to avoid risk, but to manage it.
Barring any major changes in the economy, asset quality is expected to remain relatively stable in 1995 based on the current mix in the commercial and consumer loan portfolios. At March 31, 1995, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.
         Commercial loans are internally assigned a credit rating, ranging from A to F. Loans graded C and above were 95 percent of total graded loans at March 31, 1995, compared with 94 percent at March 31, 1994. Commercial real estate loans were $586.0 million at March 31, 1995, compared with $497.0 million at March 31, 1994. Construction and development loans increased to $174.4 million at the end of the first quarter of 1995 from $93.1 million at the end of the first quarter of 1994. The FTBNA Loans Secured by Real Estate table reflects the diversity in real estate loans by project type.
         The Net Loans and Foreclosed Real Estate table gives a breakdown of the commercial loan portfolio of FTBNA by grades and major loan types at March 31, 1995, compared with year-end 1994 and the first quarter of 1994. This table also presents information on consumer loans, credit card, mortgages and First Tennessee's other bank subsidiaries.
         The allowance for loan losses reflects management's judgment of the risk inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. The evaluation process to determine potential losses includes consideration of the industry, specific conditions of the individual borrower, and the general economic environment. As these factors change, the loan loss provision changes.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
- ---------------------------------------------------------------
(Dollars in thousands)                     1Q95       1Q94
- ---------------------------------------------------------------
Beginning balance                        $109,859   $110,720
Provision for loan losses                   4,148      5,759
Net charge-offs                            (4,145)    (4,311)
- ---------------------------------------------------------------
Ending balance                           $109,862   $112,168
- ---------------------------------------------------------------
RATIOS:
Allowance to loans*                          1.56%      1.68%
Net charge-offs to average loans*             .24        .26
Net charge-offs to allowance                 15.1       15.4
- ---------------------------------------------------------------

*net of unearned income; includes mortgage warehouse loans held for sale reported on the Consolidated Statements of Condition

         Excluding mortgage warehouse loans, the ratio of allowance for loan losses to loans would have been 1.65 percent at March 31, 1995, and 1.95 percent at March 31, 1994. Net charge-offs decreased 4 percent since March 31, 1994. Commercial and real estate loan charge-offs approximated recoveries for the first quarter of 1995. Consumer loan net charge-offs as a percent of average consumer loans, net of unearned income, were .22 percent while credit card receivable net charge-offs as a percentage of credit card receivables were
3.01 percent.
         As shown in the Nonperforming Assets table, nonperforming assets decreased 39 percent from March 31, 1994. Nonperforming loans decreased 30 percent and foreclosed real estate decreased 46 percent for the same time period. The Changes in Nonperforming Assets table provides additional detail regarding nonperforming assets since March 31, 1994.

CHANGES IN NONPERFORMING ASSETS
- ----------------------------------------------------------------------
                                           Quarter Ended
(Dollars in thousands)     3/31/95  12/31/94 9/30/94  6/30/94  3/31/94
- ----------------------------------------------------------------------
Beginning balance           $38.3    $43.5    $54.1    $59.5    $62.4
New nonperformers             2.3      6.5      3.0      1.5      8.1
Return to accrual            (.2)       --       --       --     (2.0)
Payments                    (4.0)   (10.3)    (12.6)    (6.4)    (6.6)
Charge-offs                  (.4)    (1.4)     (1.0)     (.5)    (2.4)
- ----------------------------------------------------------------------
Ending balance             $36.0    $38.3     $43.5    $54.1    $59.5
- ----------------------------------------------------------------------

         Past due loans amounted to $24.5 million at March 31, 1995, a $1.1 million increase from the $23.4 million reported at March 31, 1994. Potential problem assets, which are not included in nonperforming assets, were $67.2 million at March 31, 1995, which was approximately 1 percent of total loans.

SUBSEQUENT EVENTS
Significant First Quarter Events
         On April 1, 1995, First Tennessee acquired Peoples Commercial Services Corporation, parent company of Peoples Bank, headquartered in Senatobia, Mississippi. Peoples Bank had $99.8 million in total assets, $87.4 million in total deposits and $11.2 million in shareholders' equity at March 31, 1995.
         On April 18, 1995, the First Tennessee Board of Directors declared the regular quarterly dividend of 47 cents per share payable on July 1, 1995, to shareholders of record on June 16, 1995. The Board of Directors also approved the repurchase of approximately 360,000 shares for a dividend reinvestment program, 225,000 shares for a nonemployee directors stock option plan, and 1,500,000 shares for an employee stock option plan. These shares will be purchased under a systematic buyback program, which for the plans will generally be over their 10-year term.
         Subsequent to March 31, 1995, First Tennessee terminated the remaining $500 million of its basis swap. The termination reflected a decision to modify balance sheet management strategies, as a result of a change in First Tennessee's overall interest rate risk tolerance. The termination cost of the swap was $5.8 million, and was deferred and will be amortized over the remaining 12 months of the swap. The swap was scheduled to mature May 18, 1996.

Originated Mortgage Servicing Rights Proposal
         The Financial Accounting Standards Board (FASB) has proposed a change to SFAS No. 65 - "Accounting for Certain Banking Activities" that would treat originated and purchased mortgage servicing rights equally. Previously, when a company purchased mortgage servicing rights, the value was recorded on the financial statements as an asset. However, the value of the servicing rights created by the origination of mortgage loans was not recognized. Based on the latest proposal, it is the opinion of management that the change will have a positive impact on First Tennessee's mortgage banking operations. The new standard is expected to be issued in the second quarter of 1995.

    RATE SENSITIVITY ANALYSIS AT MARCH 31, 1995
                                                                        Interest Sensitivity Period
                                                -------------------------------------------------------------------------
                                                Within 3   After 3 months        After 6 months
    (Dollars in millions)                        Months    Within 6 months      Within 12 months    Other        Total
    ---------------------------------------------------------------------------------------------------------------------
    EARNING ASSETS:
    Loans                                       $  3,437      $    546               $  602       $  2,469      $  7,054
    Investment securities                            150            93                  141          1,772         2,156
    Other earning assets                             431            --                   --             --           431
    ---------------------------------------------------------------------------------------------------------------------
                    Total earning assets        $  4,018      $    639               $  743       $  4,241      $  9,641
    =====================================================================================================================
    EARNING ASSET FUNDING:
    Interest-bearing deposits                   $  2,137      $    548               $  580       $  3,005      $  6,270
    Short-term purchased funds                     1,515            --                   --             --         1,515
    Term borrowings                                   21             2                    4            177           204
    Noninterest-bearing funds                        149            (4)                  (7)         1,514         1,652
    ---------------------------------------------------------------------------------------------------------------------
                    Earning asset funding       $  3,822      $    546               $  577       $  4,696      $  9,641
    =====================================================================================================================
    RATE SENSITIVITY GAP:
    Period                                      $    196      $     93               $  166       $   (455)
    Cumulative                                       196           289                  455             --
    ---------------------------------------------------------------------------------------------------------------------
    RATE SENSITIVITY GAP ADJUSTED FOR INTEREST
       RATE FUTURES AND INTEREST RATE SWAPS:
    Period                                      $   (154)     $   (107)              $  244       $     17
    Cumulative                                      (154)         (261)                 (17)            --
    ---------------------------------------------------------------------------------------------------------------------
    ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
    Period                                          (1.6)%        (1.1)%                2.5 %          0.2 %
    Cumulative                                      (1.6)         (2.7)                (0.2)            --
    ---------------------------------------------------------------------------------------------------------------------

Interest-sensitive categories represent ranges in which assets and liabilities can be repriced, not necessarily their actual maturities. Other amounts include assets and liabilities with interest sensitivity of more than 12 months or with indefinite repricing schedules.

    REGULATORY CAPITAL AT MARCH 31, 1995

                                                                                                            Peoples
    (Dollars in thousands)                                   First Tennessee (1)   FTBNA (2)    CBT (3)    and Union (4)
    -------------------------------------------------------------------------------------------------------------------
    CAPITAL:
    Tier 1 capital:
         Shareholders' common equity                        $       800,142      $    698,410   $  24,055   $  14,704
         Disallowed intangibles                                     (69,601)          (69,888)          0           0
         Adjust for unrealized holding (gains)/losses on
              available for sale securities                           9,039             9,118        (195)        292
    -------------------------------------------------------------------------------------------------------------------
              Total Tier 1 capital                                  739,580           637,640      23,860      14,996
    -------------------------------------------------------------------------------------------------------------------
    Tier 2 capital:
         Qualifying debt                                             79,793            75,000           0           0
         Qualifying allowance for loan losses                        96,454            92,891       1,810         811
    -------------------------------------------------------------------------------------------------------------------
              Total Tier 2 capital                                  176,247           167,891       1,810         811
    -------------------------------------------------------------------------------------------------------------------
              Total capital                                 $       915,827      $    805,531   $  25,670   $  15,807
    ===================================================================================================================
    Risk-adjusted assets                                    $     7,702,917      $  7,419,582   $ 143,704   $  64,828
    Quarterly average assets                                     10,759,098        10,259,237     234,360     117,439
    -------------------------------------------------------------------------------------------------------------------
    RATIOS:
    Tier 1 capital to risk-adjusted assets                             9.60 %            8.59 %     16.60 %     23.13 %
    Tier 2 capital to risk-adjusted assets                             2.29              2.27        1.26        1.25
    -------------------------------------------------------------------------------------------------------------------
    Total capital to risk-adjusted assets                             11.89 %           10.86 %     17.86 %     24.38 %
    ===================================================================================================================
    Leverage - Tier 1 capital to
       adjusted quarterly average assets
        less disallowed intangibles                                    6.92 %            6.26 %     10.18 %     12.77 %
    -------------------------------------------------------------------------------------------------------------------

    (Dollars in thousands)                                       Planters (5)  FTBNA-MS (6)
    -----------------------------------------------------------------------------------------
    CAPITAL:
    Tier 1 capital:
         Shareholders' common equity                               $   5,607   $   6,373
         Disallowed intangibles                                            0        (760)
         Adjust for unrealized holding (gains)/losses on
              available for sale securities                              394           0
    -----------------------------------------------------------------------------------------
              Total Tier 1 capital                                     6,001       5,613
    -----------------------------------------------------------------------------------------
    Tier 2 capital:
         Qualifying debt                                                   0           0
         Qualifying allowance for loan losses                            421         438
    -----------------------------------------------------------------------------------------
              Total Tier 2 capital                                       421         438
    -----------------------------------------------------------------------------------------
              Total capital                                        $   6,422   $   6,051
    =========================================================================================
    Risk-adjusted assets                                           $  33,203   $  34,926
    Quarterly average assets                                          60,500      58,790
    -----------------------------------------------------------------------------------------
    RATIOS:
    Tier 1 capital to risk-adjusted assets                             18.07 %     16.07 %
    Tier 2 capital to risk-adjusted assets                              1.27        1.26
    -----------------------------------------------------------------------------------------
    Total capital to risk-adjusted assets                              19.34 %     17.33 %
    =========================================================================================
    Leverage - Tier 1 capital to
       adjusted quarterly average assets
        less disallowed intangibles                                     9.92 %      9.67 %
    -----------------------------------------------------------------------------------------

    (1) First Tennessee National Corporation     (2) First Tennessee Bank
    National Association   (3) Cleveland Bank and Trust Company
    (4) Peoples and Union Bank (5) Planters Bank (6) First Tennessee Bank National Association Mississippi

    Based on regulatory guidelines

    LOANS AND FORECLOSED REAL ESTATE, PERIOD-END AMOUNTS

                                                                                  March 31, 1995
                                                     --------------------------------------------------------------
                                                                 Construction                            Allowance
                                                                    and         Commercial               For Loan
    (Dollars in millions)                            Commercial  Development    Real Estate     Total     Losses
    ---------------------------------------------------------------------------------------------------------------
    Internal grades:
       A                                             $    180        $  -          $    3       $    183   $  -
       B                                                  359           3              49            411      1
       C                                                1,748         162             489          2,399     23
       D                                                   48           4              22             74      7
       E                                                   24           1               8             33      4
       F                                                   13           4              11             28      8
    ---------------------------------------------------------------------------------------------------------------
                                                        2,372         174             582          3,128     43
    Impaired loans:
       Contractually past due                               4           -               1              5      2
       Contractually current                                1           -               3              4      1
    Nonaccrual loans:
       Contractually past due                               1           -               -              1      -
       Contractually current                                -           -               -              -      -
    ---------------------------------------------------------------------------------------------------------------
    Total commercial &
         commercial real estate loans                $  2,378        $174          $  586       $  3,138   $ 46
    ---------------------------------------------------------------------------------------------------------------
    Retail:
      Consumer                                                                                     2,209     20
      Credit card                                                                                    448     19
      Permanent mortgages                                                                            638      3
      Mortgage warehouse loans held for sale                                                         416      -
      Mortgage banking nonaccrual loans                                                                5      1
    ---------------------------------------------------------------------------------------------------------------
    Total retail loans                                                                             3,716     43
    ---------------------------------------------------------------------------------------------------------------
    Cleveland Bank & Trust Company                                                                   141      3
    Planters Bank                                                                                     24      1
    Other/Unfunded commitments                                                                        36      3
    General reserve                                                                                    -     14
    ---------------------------------------------------------------------------------------------------------------
        Total loans, net of unearned income                                                     $  7,055   $110
    ===============================================================================================================
    Foreclosed real estate:
      Foreclosed property                            $      2        $  9          $    2       $     13
      Foreclosed property - mortgage banking                                                           5
      Insubstance foreclosure                                                                          -
    ---------------------------------------------------------------------------------------------------------------
        Total foreclosed real estate                                                            $     18
    ===============================================================================================================


                                                           March 31, 1994             December 31, 1994
                                                     ------------------------       -----------------------
                                                                   Allowance                     Allowance
                                                                   For Loan                      For Loan
    (Dollars in millions)                                Total      Losses          Total          Losses
    -------------------------------------------------------------------------------------------------------
    Internal grades:
       A                                             $    146        $  -          $  207       $      -
       B                                                  317           1             399              1
       C                                                2,049          23           2,284             23
       D                                                   67           6              74              7
       E                                                   48           5              26              4
       F                                                   34          12              39              9
    -------------------------------------------------------------------------------------------------------
                                                        2,661          47           3,029             44
    Impaired loans:
       Contractually past due                               -           -               -              -
       Contractually current                                -           -               -              -
    Nonaccrual loans:
       Contractually past due                               6           4               6              2
       Contractually current                                8           4               4              2
    -------------------------------------------------------------------------------------------------------
    Total commercial &
         commercial real estate loans                $  2,675        $ 55          $3,039       $     48
    -------------------------------------------------------------------------------------------------------
    Retail:
      Consumer                                          1,930          16           2,191             20
      Credit card                                         412          17             475             19
      Permanent mortgages                                 528           4             586              2
      Mortgage warehouse loans held for sale              942           -             515              -
      Mortgage banking nonaccrual loans                     6           1               6              1
    -------------------------------------------------------------------------------------------------------
    Total retail loans                                  3,818          38           3,773             42
    -------------------------------------------------------------------------------------------------------
    Cleveland Bank & Trust Company                        143           3             139              3
    Planters Bank                                          26           1              25              1
    Other/Unfunded commitments                             21           3              37              3
    General reserve                                         -          12               -             13
    -------------------------------------------------------------------------------------------------------
        Total loans, net of unearned income          $  6,683        $112          $7,013       $    110
    =======================================================================================================
    Foreclosed real estate:
      Foreclosed property                            $     19                      $   14
      Foreclosed property - mortgage banking               15                           5
      Insubstance foreclosure                               -                           -
    -------------------------------------------------------------------------------------
        Total foreclosed real estate                 $     34                      $   19
    =====================================================================================

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

    Based on internal loan classifications.

    FTBNA LOANS SECURED BY REAL ESTATE, PERIOD-END AMOUNTS

                                                                                March 31, 1995
                                                                      -----------------------------------
                                                                      Construction   Commercial
    (Dollars in millions)                                             & Development  Real Estate  Total
    ------------------------------------------------------------------------------------------------------
    RISK CATEGORIES:
    Real estate collateral serves as only source of repayment             $  104       $  178    $  282
    Real estate collateral is primary source of
       repayment with a substantial secondary source                          70          405       475
    ------------------------------------------------------------------------------------------------------
              Total                                                       $  174       $  583    $  757
    ======================================================================================================
    PROJECT TYPE:
    Apartments                                                            $    4       $   96    $  100
    Hotels/Motels                                                              3           65        68
    Office buildings - multi-tenant                                         --             55        55
    Single family builder                                                     80            4        84
    Shopping centers                                                          42          126       168
    Commercial/Special purpose units                                           5           83        88
    All other                                                                 40          157       197
    ------------------------------------------------------------------------------------------------------
              Total                                                       $  174       $  586    $  760
    ======================================================================================================

                                                                              December 31, 1994
                                                                    --------------------------------------
                                                                      Construction   Commercial
    (Dollars in millions)                                            & Development  Real Estate  Total
    ------------------------------------------------------------------------------------------------------
    RISK CATEGORIES:
    Real estate collateral serves as only source of repayment             $   79       $  170    $  249
    Real estate collateral is primary source of
       repayment with a substantial secondary source                          60          366       426
    ------------------------------------------------------------------------------------------------------
              Total                                                       $  139       $  536    $  675
    ======================================================================================================
    PROJECT TYPE:
    Apartments                                                            $    6       $   74    $   80
    Hotels/Motels                                                              8           48        56
    Office buildings - multi-tenant                                            2           56        58
    Single family builder                                                     53            4        57
    Shopping centers                                                          23          136       159
    Commercial/Special purpose units                                           8           75        83
    All other                                                                 39          143       182
    ------------------------------------------------------------------------------------------------------
              Total                                                       $  139       $  536    $  675
    ======================================================================================================

    Based on internal loan classifications.

    NONPERFORMING ASSETS

                                                       March 31         December 31
                                                --------------------- ---------------
    (Dollars in thousands)                          1995       1994         1994
    ---------------------------------------------------------------------------------
    AMOUNTS:
    Impaired loans                              $    9,820
    Other nonaccrual loans                           5,717
    ---------------------------------------------------------------------------------
            Total nonaccrual loans                  15,537   $  21,345   $   16,853
    Restructured loans                                 102       1,048          158
    ---------------------------------------------------------------------------------
            Total nonperforming loans               15,639      22,393       17,011
    Foreclosed real estate                          18,455      34,007       19,215
    Other assets                                     1,922       3,117        2,055
    ---------------------------------------------------------------------------------
            Total nonperforming assets          $   36,016   $  59,517   $   38,281
    =================================================================================
    Past due loans:*
      Non-government guaranteed                 $   13,409   $  12,719   $   13,297
      Government guaranteed                         11,071      10,696       10,030
    ---------------------------------------------------------------------------------
    RATIOS:
    Nonperforming loans to total loans,
      net of unearned income**                        0.22 %      0.34 %       0.24 %
    Nonperforming assets to total loans,
      net of unearned income, plus foreclosed
      real estate and other assets**                  0.51        0.89         0.54
    Nonperforming assets and non-government
      guaranteed past due loans to total loans,
      net of unearned income, plus foreclosed
      real estate and other assets**                  0.70        1.07         0.73
    ---------------------------------------------------------------------------------

     *Loans that are 90 days or more past due as to principal and/or interest and not yet impaired or on nonaccrual status.
    **Total loans includes mortgage warehouse loans held for sale reported on the Consolidated Statements of Condition.

                                    Part II.

                               OTHER INFORMATION


Items 1 through 5.

As of the end of the first quarter, 1995 the answers to Items 1 through 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b)  No reports on Form 8-K were filed during the first quarter of 1995

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST TENNESSEE NATIONAL CORPORATION
                                         ------------------------------------
                                                     (Registrant)





DATE:         5/15/95                    By:           James F. Keen
     ----------------------------           ----------------------------------
                                                       James F. Keen
                                            Senior Vice President and Controller
                                                 (Duly Authorized Officer and
                                                   Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                    Exhibit Description                          Page No.
- -----------                    -------------------                           --------
    11           Statement re Computation of Per Share Earnings           Filed Herewith

    27           Financial Data Schedule (for SEC use only)               Filed Herewith
