Form 10-Q
period 1995-06-30
FIRST TENNESSEE NATIONAL CORP
filed 1995-08-14
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

   (Mark one)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number   0-4491
                        -------
                        FIRST TENNESSEE NATIONAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                            62-0803242
----------------------------------                            --------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

165 Madison Avenue, Memphis, Tennessee                             38103
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

                                 (901) 523-4027
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
                 --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
    -----   ---
                           APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                         33,674,552
-----------------------------               ----------------------------
           Class                            Outstanding at July 31, 1995

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

                                    PART I.

                             FINANCIAL INFORMATION


Item 1.  Financial Statements.

          The Consolidated Statements of Condition

          The Consolidated Statements of Income

          The Statements of Cash Flows

          The Notes to Consolidated Financial Statements

          This financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

q

CONSOLIDATED                                                                                    First Tennessee
STATEMENTS OF                                                                                          National
CONDITION                                                                                           Corporation
---------------------------------------------------------------------------------------------------------------

                                                                               June 30              December 31
                                                                      --------------------------   ------------
(Dollars in thousands)(Unaudited)                                            1995           1994           1994
---------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                               $   657,666   $    668,502    $   724,828
Federal funds sold and securities purchased under
   agreements to resell                                                   182,778        197,566        253,124
---------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                      840,444        866,068        977,952
---------------------------------------------------------------------------------------------------------------
Investment in bank time deposits                                            1,744          5,978          2,534
Trading securities inventory                                              227,458        227,447        170,031
Mortgage warehouse loans held for sale                                    735,268        631,733        515,407
Securities available for sale                                           1,195,327      1,298,756      1,166,738
Securities held to maturity (market value of $977,857
     at June 30, 1995, $912,164 at June 30, 1994, and
     $951,444 at December 31, 1994)                                       985,010        920,815      1,004,177
Loans, net of unearned income                                           6,882,044      5,998,772      6,498,042
     Less:  Allowance for loan losses                                     110,747        110,342        109,859
---------------------------------------------------------------------------------------------------------------
          Total net loans                                               6,771,297      5,888,430      6,388,183
---------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                               165,621        148,686        159,036
Real estate acquired by foreclosure                                        13,732         31,931         19,215
Intangible assets                                                         101,131         88,519         91,725
Mortgage servicing rights                                                  94,437         76,402         72,722
Bond division receivables and other assets                                482,541        532,948        365,229
---------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                $11,614,010    $10,717,713    $10,932,949
===============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Demand                                                           $ 1,775,417    $ 1,680,143    $ 1,733,336
     Checking/Interest                                                    485,986        511,243        508,741
     Savings                                                              603,518        715,352        605,388
     Money market account                                               1,867,453      1,743,437      1,819,825
     Certificates of deposit under $100,000 and other time              2,866,162      2,542,144      2,771,012
     Certificates of deposit $100,000 and more                            514,797        414,712        442,004
---------------------------------------------------------------------------------------------------------------
          Total deposits                                                8,113,333      7,607,031      7,880,306
Federal funds purchased and securities sold under
   agreements to repurchase                                             1,558,908      1,073,544      1,457,517
Commercial paper and other short-term borrowings                          377,137        661,158        352,522
Bond division payables and other liabilities                              535,562        502,841        353,928
Term borrowings                                                           202,320        111,765        113,771
---------------------------------------------------------------------------------------------------------------
          Total liabilities                                            10,787,260      9,956,339     10,158,044
---------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                                -              -              -
Common stock - $2.50 par value (shares authorized -100,000,000;
   shares issued -
   33,900,290 at June 30, 1995; 34,357,610 at June 30, 1994;
   and 34,073,958 at December 31, 1994)                                    84,751         85,894         85,185
Capital surplus                                                            82,467        106,010         91,558
Undivided profits                                                         660,738        583,140        625,231
Unrealized market adjustment on available for sale securities               1,140        (10,279)       (24,273)
Deferred compensation on restricted stock incentive plan                   (2,346)        (3,391)        (2,796)
---------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                      826,750        761,374        774,905
---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $11,614,010    $10,717,713    $10,932,949
===============================================================================================================

CONSOLIDATED                                                                                  First Tennessee
STATEMENTS OF                                                                                        National
INCOME                                                                                            Corporation
-------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended          Six Months Ended
                                                                   June 30                   June 30
                                                         ------------------------   -------------------------
(Dollars in thousands except per share data)(Unaudited)        1995          1994          1995          1994
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                              $   162,185   $   133,214   $   311,840   $   262,736
Interest on investment securities:
  Taxable                                                    33,166        31,068        66,837        62,175
  Tax-exempt                                                  1,152         1,384         2,240         2,746
Interest on trading securities inventory                      3,477         3,020         6,974         5,646
Interest on other earning assets                              2,772         1,510         6,245         3,131
-------------------------------------------------------------------------------------------------------------
          Total interest income                             202,752       170,196       394,136       336,434
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Checking/Interest                                           2,063         2,340         4,209         4,693
  Savings                                                     2,739         3,361         5,667         6,739
  Money market account                                       21,823        12,774        43,147        23,215
  Certificates of deposit under $100,000 and other time      42,747        28,013        81,254        54,328
  Certificates of deposit $100,000 and more                   7,701         4,390        14,478         8,465
Interest on short-term borrowings                            25,942        17,590        49,163        34,934
Interest on term borrowings                                   4,384         2,264         8,547         4,523
-------------------------------------------------------------------------------------------------------------
          Total interest expense                            107,399        70,732       206,465       136,897
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                          95,353        99,464       187,671       199,537
Provision for loan losses                                     3,216         2,928         7,364         8,687
-------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          92,137        96,536       180,307       190,850
-------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                             42,896        47,780        89,665       103,952
Bond division                                                22,602        19,967        41,021        46,197
Deposit transactions and cash management                     17,576        16,234        35,412        31,070
Trust services                                                8,212         7,963        18,535        13,861
Bank card                                                     9,302         7,470        17,407        14,114
Equity securities gains/(losses)                               (106)        8,194            92        23,183
Debt securities gains/(losses)                                  131          (520)          395          (841)
All other                                                    14,182        11,039        26,423        22,116
-------------------------------------------------------------------------------------------------------------
          Total noninterest income                          114,795       118,127       228,950       253,652
-------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES       206,932       214,663       409,257       444,502
-------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits              81,637        91,567       160,961       189,096
Operations services                                           9,097         8,341        18,108        16,563
Occupancy                                                     8,679         8,387        17,789        16,260
Equipment rentals, depreciation, and maintenance              7,425         7,200        15,613        13,965
Communications and courier                                    7,156         8,148        14,490        15,926
Deposit insurance premium                                     4,393         4,167         8,751         8,318
Legal and professional fees                                   2,394         3,230         7,590         8,217
Amortization of mortgage servicing rights                     2,951         3,658         5,769         8,960
Amortization of intangible assets                             1,940         1,597         3,737         3,196
All other                                                    19,842        29,095        40,610        54,371
-------------------------------------------------------------------------------------------------------------
          Total noninterest expense                         145,514       165,390       293,418       334,872
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   61,418        49,273       115,839       109,630
Applicable income taxes                                      20,665        12,522        40,479        33,075
-------------------------------------------------------------------------------------------------------------
NET INCOME                                              $    40,753   $    36,751   $    75,360   $    76,555
=============================================================================================================
NET INCOME PER COMMON SHARE                             $      1.20   $      1.07   $      2.21   $      2.23
-------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                      34,241,312    34,330,157    34,175,346    34,309,837
-------------------------------------------------------------------------------------------------------------

CONSOLIDATED                                                                         First Tennessee
STATEMENTS                                                                                  National
OF CASH FLOWS                                                                            Corporation
----------------------------------------------------------------------------------------------------
                                                                            Six Months Ended June 30

(Dollars in thousands)(Unaudited)                                               1995          1994
------------------------------------                                      --------------------------
OPERATING ACTIVITIES:
  Net income                                                              $  75,360        $  76,555
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                               7,364            8,687
      Depreciation and amortization of premises and equipment                11,877            9,807
      Amortization of intangibles                                             3,737            3,196
      Amortization of mortgage servicing rights                               5,769            8,960
      Net amortization of premiums and accretion of discount                  8,787            7,095
      Market value adjustment on foreclosed property                          1,409            1,080
      Securities contributed to charitable trust                                  0            8,338
      Equity securities gains                                                   (92)         (23,183)
      Debt securities losses (gains)                                           (395)             841
      Net loss on disposal of fixed assets                                    1,294              261
      Deferred income tax provision (benefit)                                14,708           (8,990)
      Net (increase) decrease in:
        Trading securities inventory                                        (57,427)         (48,784)
        Mortgage warehouse loans held for sale                             (219,861)         631,485
        Bond division receivables                                           (53,716)        (159,990)
        Interest receivable                                                       0              334
        Other assets                                                       (134,582)           2,449
      Net increase (decrease) in:
        Bond division payables                                               87,588          111,948
        Interest payable                                                      6,015            1,319
        Other liabilities                                                    84,579          (33,432)
----------------------------------------------------------------------------------------------------
        Total adjustments                                                  (232,946)         521,421
----------------------------------------------------------------------------------------------------
        Net cash (used) provided by operating activities                   (157,586)         597,976
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from maturities of:
    Held to maturity securities                                              38,300          312,878
    Available for sale securities                                            62,897          189,401
  Proceeds from sale of:
    Available for sale securities                                            65,787          289,928
    Premises and equipment                                                    1,449              725
  Payments for purchase of:
    Held to maturity securities                                              (5,064)        (365,617)
    Available for sale securities                                           (87,513)        (278,440)
    Premises and equipment                                                  (19,405)         (18,924)
  Net increase in loans                                                    (343,571)        (444,864)
  Decrease in investment in bank time deposits                                  790            1,659
  Acquisitions, net of cash and cash equivalents acquired                    12,691                0
----------------------------------------------------------------------------------------------------
        Net cash used by investing activities                              (273,639)        (313,254)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                     2,282            1,383
  Proceeds from the issuance of long-term debt                               90,000           14,000
  Payments for:
    Capital lease obligations                                                   (73)             (73)
    Long-term debt                                                           (1,499)            (342)
    Cash dividends                                                          (31,102)         (13,622)
    Equity distributions related to acquisitions                                (20)            (600)
    Stock repurchase                                                        (30,573)          (1,300)
  Net increase (decrease) in:
    Deposits                                                                138,696            4,361
    Short-term borrowings                                                   126,006         (217,094)
----------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                    293,717         (213,287)
----------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents               (137,508)          71,435
----------------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period                    977,952          794,633
----------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                       $  840,444       $  866,068
====================================================================================================
Total interest paid                                                      $  199,839       $  135,696
Total income taxes paid                                                      22,666           50,813

NOTE 1 - FINANCIAL INFORMATION

The accounting and reporting policies of First Tennessee National Corporation (First Tennessee) and its subsidiaries conform to generally accepted accounting principles and, as to its banking subsidiaries, with general practice within the banking industry. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Tennessee's 1994 Annual Report to shareholders. Effective January 1, 1995, First Tennessee changed the method of recognition of Trust services income from cash basis to accrual basis. Also effective January 1, 1995, as discussed in Note 5, "Capitalized Mortgage Servicing Rights," First Tennessee adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." Term borrowings on the financial statements consist of borrowings with maturities greater than one year.

NOTE 2 -- BUSINESS COMBINATIONS
The following acquisitions have occurred since the first quarter of 1994 and were accounted for as poolings of interests; therefore, the financial statements for all periods presented reflect the combined companies.
    On August 9, 1994, First Tennessee acquired for approximately 334,000 shares of its common stock all of the outstanding shares of Planters Bank (Planters) of Tunica, Mississippi. Planters became a wholly owned subsidiary of First Tennessee. On January 3, 1995, First Tennessee acquired for approximately 863,000 shares of its common stock all of the outstanding capital stock of Carl I. Brown and Company (Carl I. Brown) of Kansas City, Missouri. Carl I. Brown became a wholly owned subsidiary of First Tennessee Bank National Association (FTBNA). On February 24, 1995,
First Tennessee acquired for approximately 1,421,000 shares of its common stock all of the outstanding capital stock of Community Bancshares, Inc.
(CBI), of Germantown, Tennessee. CBI, the parent company of Community First Bank, merged into First Tennessee, and Community First Bank merged into
FTBNA.
    The following presents certain financial data pertaining to the combination of First Tennessee with Planters, Carl I. Brown, and CBI for the second quarter of 1994 and for the six months ended June 30, 1994:

                                               Three Months   Six Months
(Dollars in thousands,                            Ended          Ended
except per share data)                         June 30, 1994  June 30, 1994
---------------------------------------------------------------------------
TOTAL REVENUE:*
First Tennessee, as originally reported          $191,394       $399,908
Planters                                              746          1,425
Carl I. Brown                                      22,239         45,716
CBI                                                 3,235          6,178
Eliminations                                          (23)           (38)
------------------------------------------------------------------------
First Tennessee                                  $217,591       $453,189
========================================================================

NET INCOME:
First Tennessee, as originally reported          $ 35,588       $ 72,218
Planters                                              114            272
Carl I. Brown                                         346          2,754
CBI                                                   703          1,311
------------------------------------------------------------------------
First Tennessee                                  $ 36,751        $76,555
========================================================================

NET INCOME PER SHARE:
First Tennessee, as originally reported          $   1.12        $  2.27
Planters                                             1.92           4.54
Carl I. Brown                                        2.00          15.94
CBI                                                  0.22           0.41
First Tennessee                                      1.07           2.23
------------------------------------------------------------------------

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

                                               Six Months
(Dollars in thousands,                            Ended
except per share data)                        June 30, 1995
-----------------------------------------------------------
TOTAL REVENUE:*
First Tennessee, as originally reported          $416,621
Peoples                                             1,232
---------------------------------------------------------
First Tennessee proforma                         $417,853
=========================================================

NET INCOME:
First Tennessee, as originally reported          $ 75,360
Peoples                                               430
Purchase accounting adjustments                       (97)
---------------------------------------------------------
First Tennessee proforma                         $ 75,693
=========================================================

NET INCOME PER SHARE:
First Tennessee, as originally reported          $   2.21
Peoples Commercial Services                          3.23
First Tennessee proforma                             2.20
---------------------------------------------------------

*Total revenue is net interest income and noninterest income.

    On February 21, 1995, First Tennessee and Financial Investment Corp. (FIC) signed a definitive agreement for First Tennessee to acquire FIC, parent company of First National Bank of Springdale (FNB), headquartered in Springdale, Arkansas. Pursuant to the agreement, First Tennessee will acquire for approximately $70,000,000 of its common stock all of the outstanding shares of FIC. The acquisition will be accounted for as a purchase. The First Tennessee Board of Directors has approved the repurchase of the shares to be issued in this transaction, and as of June 30, 1995, approximately 725,000 shares had been repurchased. Following the acquisition, FNB will become a wholly-owned subsidiary of First Tennessee. The acquisition is expected to be completed before the end of 1995 following approval by regulators and FIC shareholders.

NOTE 3 - OTHER INCOME AND OTHER EXPENSE

Following is detail concerning "Other income" and "Other expense" as presented in the Consolidated Statements of Income:

                                               Three Months Ended       Six Months Ended
                                                     June 30                 June 30
                                              -------------------      ------------------
(Dollars in thousands)                           1995        1994        1995        1994
-----------------------------------------------------------------------------------------
ALL OTHER INCOME:
Check clearing fees                           $ 4,148     $ 3,929     $ 8,395     $ 7,895
Other service charges                           1,992       1,834       3,864       3,951
Other                                           8,042       5,276      14,164      10,270
-----------------------------------------------------------------------------------------
          Total                               $14,182     $11,039     $26,423     $22,116
=========================================================================================
ALL OTHER EXPENSE:
Contribution to charitable foundation         $     -     $ 8,338     $     -     $ 8,338
Advertising and public relations                2,990       3,038       6,890       6,395
Supplies                                        2,710       3,153       5,589       6,125
Fed service fees                                2,245       2,063       4,835       4,060
Travel and entertainment                        1,949       2,789       3,766       5,188
Foreclosed real estate                            840         598       1,781       1,290
Other                                           9,108       9,116      17,749      22,975
-----------------------------------------------------------------------------------------
          Total                               $19,842     $29,095     $40,610     $54,371
=========================================================================================

NOTE 4 - INTANGIBLE ASSETS

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

                                                    Premium on
                                                    Purchased
                                                     Deposits
(Dollars in thousands)               Goodwill       and Assets
--------------------------------------------------------------
December 31, 1993                     $62,565          $28,972
Amortization expense                   (1,499)          (1,697)
Acquisitions/divestitures                 178                -
--------------------------------------------------------------
June 30, 1994                         $61,244          $27,275
==============================================================

December 31, 1994                     $66,086          $25,639
Amortization expense                   (1,684)          (2,053)
Acquisitions/divestitures               7,322            5,821
--------------------------------------------------------------
June 30, 1995                         $71,724          $29,407
==============================================================

NOTE 5:  CAPITALIZED MORTGAGE SERVICING RIGHTS

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." First Tennessee elected in the second quarter to adopt this statement as of January 1, 1995. Accordingly, first quarter results of operations have been restated for an increase of approximately $5 million pre-tax. SFAS No. 122 prohibits retroactive application to 1994. Therefore, First Tennessee's financial statement reporting for the first and second quarters of 1994 were accounted for under the original SFAS No. 65.

The primary difference between SFAS No. 122 and SFAS No. 65 as they relate to First Tennessee is the accounting treatment for in-house originated mortgage servicing rights (OMSRs). Substantially all of First Tennessee's originations are in-house, whereby the underlying loans are funded and closed by First Tennessee. SFAS No. 122, among other provisions, requires the recognition of OMSRs, as well as purchased mortgage servicing rights (PMSRs), as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. Under SFAS No. 65, the cost of OMSRs was included with the cost of the related loans and written off against income when the loans were sold. PMSRs were previously recorded as assets under SFAS No. 65.

Also under the new Statement, all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. In measuring impairment, the carrying amount must be stratified based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum. Under SFAS No. 65, the impairment evaluation could be made using either discounted or undiscounted cash flows with no required level of disaggregation specified. Any impairment was recorded directly against the asset.

Following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, included in the Consolidated Statements of Condition:

                                                   Capitalized
                                                     Mortgage
                                                     Servicing
(Dollars in thousands)                                  Rights
---------------------------------------------------------------
December 31, 1993                                      $ 85,983
Amortization expense                                     (5,302)
Acquisitions/divestitures                                  (495)
---------------------------------------------------------------
March 31, 1994                                         $ 80,186
Amortization expense                                     (3,658)
Acquisitions/divestitures                                  (126)
---------------------------------------------------------------
June 30, 1994                                          $ 76,402
===============================================================

December 31, 1994                                      $ 72,722
Amortization expense                                     (2,818)
Acquisitions/divestitures                                 7,638
---------------------------------------------------------------
March 31, 1995                                         $ 77,542
Amortization expense                                     (2,951)
Acquisitions/divestitures                                19,846
---------------------------------------------------------------
June 30, 1995                                          $ 94,437
===============================================================
Fair value at June 30, 1995                            $142,922
---------------------------------------------------------------

The value of pre-SFAS No.122 purchased mortgage servicing rights is established using the lesser of: a discounted cashflow analysis; current market value; or the unamortized cost basis. These purchased mortgage servicing rights are being amortized using an accelerated method over the estimated life of the servicing income. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by purchase transaction. No reserve was required as of March 31 or June 30, 1995.

The value of post-SFAS No. 122 purchased mortgage servicing rights and originated mortgage servicing rights is established by allocating the total costs incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, First Tennessee uses the market prices under current sales contracts which are tested against prices obtained from flow and bulk purchasers of servicing and prices determined using a valuation model that calculates the present value of future cash flows. Post-SFAS No. 122 implementation purchased and originated mortgage servicing rights are being amortized using an accelerated method over the estimated life of the servicing income. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. First Tennessee has determined those risk characteristics to include: multi-family, residential fixed rate, and residential adjustable rate loans. No reserve was required as of March 31 or June 30, 1995.

NOTE 6 - LOANS
The composition of the loan portfolio at June 30 is summarized below:

(Dollars in thousands)                         1995          1994
------------------------------------------------------------------
Commercial                               $3,147,611    $2,749,666
Consumer                                  2,343,929     2,104,118
Permanent mortgage                          663,355       562,533
Credit card receivables                     479,494       434,113
Real estate construction                    231,936       129,716
Nonaccrual                                   15,719        18,626
------------------------------------------------------------------
     Loans, net of unearned income        6,882,044     5,998,772
             Allowance for loan losses      110,747       110,342
------------------------------------------------------------------
               Total net loans           $6,771,297    $5,888,430
==================================================================

    On January 1, 1995, First Tennessee adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." On that date, impaired loans totaling $9,742,000 were identified. All impaired loans had a related allowance that totaled $2,542,000.
    The following table presents information concerning nonperforming loans at June 30:

(Dollars in thousands)                  1995
--------------------------------------------
Impaired loans                       $ 9,556
Other nonaccrual loans                 6,163
Restructured loans                        72
--------------------------------------------
       Total                         $15,791
============================================

    Impaired loans are generally carried on a nonaccrual status. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest. Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional interest payments are recognized as interest income on a cash basis. Total interest income recognized on impaired loans was $587,000 for the three months ended
June 30, 1995, and $930,000 for the six months ended June 30, 1995. The average balance of impaired loans for the three months ended June 30, 1995, was approximately $11,804,000 and was approximately $10,798,000 for the six months ended June 30, 1995. Total restructured impaired loans at June 30, 1995, were $365,000.
    An allowance for loan losses is maintained for all impaired loans.
Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 1995, is summarized as follows:

(Dollars in thousands)          Non-impaired      Impaired        Total
-----------------------------------------------------------------------
Balance at 1/1/95                   $109,859        $   --     $109,859
Transfer of allowance                 (2,542)        2,542           --
Allowance from acquisitions              881            --          881
Provision for loan losses              4,242         3,122        7,364
Charge-offs                           13,788         2,239       16,027
  Less loan recoveries                 8,658            12        8,670
-----------------------------------------------------------------------
       Net charge-offs                 5,130         2,227        7,357
-----------------------------------------------------------------------
Balance at 6/30/95                  $107,310        $3,437     $110,747
=======================================================================


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL REVIEW
The following discussion provides management's analysis of the consolidated financial condition and results of operations of First Tennessee National Corporation (First Tennessee). It is intended that this discussion be read in conjunction with the accompanying consolidated financial statements and the notes, as well as the 1994 financial statements, the notes thereto, and the accompanying management's discussion and analysis contained in the 1994 annual report.

OVERVIEW OF OPERATIONS
         Record net income of $40.8 million was achieved for the second quarter of 1995, an 11 percent increase from the $36.8 million for the second quarter of 1994. Earnings per share for the second quarter of 1995 increased to $1.20 from $1.07 for the second quarter of 1994. Double-digit growth in commercial and consumer loans, as well as growth in fee income, led to this increase. For the six months ended June 30, 1995, net income was $75.4 million or $2.21 per share compared with $76.6 million or $2.23 per share for the first six months of 1994. Noninterest income accounted for approximately 55 percent of total revenues during the second quarter as well as the first six months of 1995. Total assets were $11.6 billion at June 30, 1995. Additional performance measurements are shown in the table below.

EARNINGS PERFORMANCE
------------------------------------------------------------
                               For the Second Quarter Ended
------------------------------------------------------------
                                       1995           1994
------------------------------------------------------------
Net income (millions)                $ 40.8         $ 36.8
Net income per share                   1.20           1.07
Return on equity                      20.05%         19.61%
Return on assets                       1.48           1.41
------------------------------------------------------------
                                   For the Six Months Ended
------------------------------------------------------------
                                       1995           1994
------------------------------------------------------------
Net income (millions)                $ 75.4         $ 76.6
Net income per share                   2.21           2.23
Return on equity                      19.07%         20.63%
Return on assets                       1.39           1.46
------------------------------------------------------------

         During the first half of 1994 and the first quarter of 1995, a number of one-time items were recognized. In the first quarter of 1995, First Tennessee acquired Carl I. Brown and Company, headquartered in Kansas City, and Community Bancshares Inc., of Germantown, Tennessee. During the first quarter of 1994, First Tennessee acquired SNMC Management Corporation, parent of Sunbelt National Mortgage Corporation, Cleveland Bank & Trust Company, and Highland Capital Management Corp. All acquisitions closed during the first quarters of both 1995 and 1994 were accounted for as poolings of interests. Therefore the financial position and results of operations of all companies are reflected on a combined basis from the earliest period presented. On April 1, 1995, First Tennessee acquired Peoples Commercial Services Corporation of Senatobia, Mississippi. This acquisition was accounted for as a purchase and therefore the consolidated statements do not reflect the results of their operations prior to that date. One-time expenses were recognized in several of these acquisitions. In addition, during the second quarter of 1994, First Tennessee utilized equity securities gains to establish a charitable foundation that resulted in additional one-time income and expense. A discussion of First Tennessee's performance is provided below.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME AND EARNING ASSETS
         For purposes of this discussion, net interest income has been adjusted to a fully taxable equivalent basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income.

NET INTEREST INCOME AND EARNING ASSETS
------------------------------------------------------------
                         For the Second Quarter Ended
------------------------------------------------------------
(Dollars in millions)           1995       1994      Change
------------------------------------------------------------
Investment securities        $2,178.4     $2,200.1     (1)%
Loans                         7,320.0      6,702.2      9
Other earning assets            383.0        380.6      1
------------------------------------------------------------
  Total earning assets       $9,881.4     $9,282.9      6
------------------------------------------------------------
Net interest income          $   96.5     $  100.7     (4)%
Net interest spread              3.09%        3.70%
Net interest margin              3.91         4.34
------------------------------------------------------------
                             For the Six Months Ended
------------------------------------------------------------
                                 1995         1994    Change
------------------------------------------------------------
Investment securities        $2,189.9     $2,246.5     (3)%
Loans                         7,121.3      6,704.0      6
Other earning assets            419.9        405.9      3
------------------------------------------------------------
  Total earning assets       $9,731.1     $9,356.4      4
------------------------------------------------------------
Net interest income          $  190.1     $  201.9     (6)%
Net interest spread              3.10%        3.71%
Net interest margin              3.92         4.33
------------------------------------------------------------

         Earning assets increased 6 percent as total loans grew 9 percent and investment securities declined 1 percent from the second quarter of 1994. Commercial loans grew 16 percent, consumer loans rose 13 percent, and the permanent mortgage portfolio increased 19 percent. This growth was coupled with a 36 percent reduction in mortgage warehouse loans. For the six months ending June 30, 1995, earning assets increased 4 percent with total loan growth of 6 percent and a decline in the investment portfolio of approximately 3 percent. From the first six-month period of 1994 to 1995, commercial loans grew 13 percent, consumer loans increased 16 percent, the permanent mortgage portfolio rose 18 percent and the mortgage warehouse loans decreased 52 percent.
         Commercial loans represented 43 percent and consumer loans and credit card receivables were 38 percent of total loans for the second quarter of 1995. The increase in loans was partially funded by a 7 percent growth in interest-bearing deposits, largely certificates of deposit less than $100,000.
         Although earning assets increased 6 percent, net interest income decreased 4 percent as the net interest margin (margin) compressed 43 basis points from the level for the second quarter of 1994. This decrease was a result of the extreme interest rate movements since June 30, 1994, and their impact on First Tennessee's balance sheet and off-balance sheet positions. Since the beginning of 1995, the margin has remained relatively flat as a result of several strategies, including the termination of a basis swap, that were implemented to realign the balance sheet. These strategies have helped neutralize the balance sheet as shown in the Rate Sensitivity Analysis table. At June 30, 1995, the balance sheet was rate sensitive $31 million more liabilities than assets scheduled to reprice within one year, which is .3 percent of earning assets and within guideline limits. The costs associated with the basis swap negatively impacted the margin approximately 20 basis points in the second quarter of 1995. The net interest margin for the second quarter of 1995 was 3.91 percent compared to 3.92 percent for the first quarter of 1995. For the six-month period, net interest income decreased 6 percent, and the margin was 3.92 percent. Based on current interest rates, the net interest margin should begin to improve over the next year as the amortization period for the basis swap ends and as assets mature and reprice.

NONINTEREST INCOME
--------------------------------------------------------------
                           For the Second Quarter Ended
--------------------------------------------------------------
(Dollars in millions)          1995       1994       Change
--------------------------------------------------------------
Mortgage banking             $ 42.9     $ 47.8        (10)%
Bond division                  22.6       20.0         13
Deposit transactions and
  cash management              17.6       16.2          8
Bank card                       9.3        7.5         25
Trust services                  8.2        7.9          3
Other                          14.2       11.0         28
--------------------------------------------------------------
Total fee revenue            $114.8     $110.4          4%
--------------------------------------------------------------
Gains on securities             --         7.7
--------------------------------------------------------------
Total noninterest income     $114.8     $118.1         (3)%
--------------------------------------------------------------
                           For the Six Months Ended
--------------------------------------------------------------
                               1995       1994       Change
--------------------------------------------------------------
Mortgage banking             $ 89.7     $104.0        (14)%
Bond division                  41.0       46.2        (11)
Deposit transactions and
  cash management              35.4       31.1         14
Bank card                      17.4       14.1         23
Trust services                 18.6       13.9         34
Other                          26.4       22.1         19
--------------------------------------------------------------
Total fee revenue            $228.5     $231.4         (1)%
--------------------------------------------------------------
Gains on securities              .5       22.3
--------------------------------------------------------------
Total noninterest income     $229.0     $253.7         (10)%
--------------------------------------------------------------

         Noninterest income, excluding securities transactions in both periods, grew 4 percent compared with the second quarter of 1994. The mortgage banking entities originated $1.6 billion of mortgage loans during the second quarter of 1995 compared to $1.9 billion during the second quarter of 1994 and $.9 billion during the first quarter of 1995. The decline in origination volume from the previous year reflects the high level of refinance activity which continued through the second quarter of 1994. The mortgage servicing portfolio, which includes servicing for ourselves and others, totaled $13.9 billion at June 30, 1995, compared to $15.0 billion at June 30, 1994. During the quarter, First Tennessee adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65," which changed the method of accounting for mortgage servicing rights. This adoption, effective from the beginning of the year, resulted in an increase of approximately $3.0 million in first quarter net income. Going forward, First Tennessee should continue to benefit from this accounting change through the opportunity to retain additional servicing. For the first six months of 1995, mortgage banking noninterest income declined 14 percent from the first six months of 1994, reflecting the impact of lower origination volume.
         The 13 percent quarter-over-quarter increase in noninterest income at the bond division demonstrates the results of increased penetration among nonbanking customers. For the first six months of 1995, the bond division's noninterest income declined 11 percent. However, the bond division attained record revenue the first quarter of 1994 as a result of a very active bond market. The bond division acts primarily as a broker for its customers and does not speculate in fixed-income securities for its own account. The inventory is highly liquid, turning over two to three times a day, and overnight positions are hedged against movements in interest rates.
         Quarter-over-quarter growth in deposit transactions and cash management noninterest income was driven by sales to new customers and increases in existing customer transactions. For the first six months of 1995, deposit transactions and cash management noninterest income grew 14 percent, with much of the growth resulting from an accounting methodology change from cash basis to accrual basis in the first quarter of 1995. Bank card noninterest income includes both cardholder and merchant processing fees. The increase of 25 percent between the second quarter of 1995 and the second quarter of 1994 was primarily due to an overall increase in the number of merchant transactions processed. For the first six months of 1995, bank card noninterest income grew 23 percent. Trust services noninterest income grew 3 percent from additional penetration into the affluent market segment as well as growth in managed assets. Managed assets at June 30, 1995, were $4.6 billion compared to $4.1 billion at June 30, 1994. For the first six months of 1995, trust services noninterest income increased 34 percent primarily due to an accounting methodology change from cash basis to accrual basis in the first quarter of 1995. Gains on securities during the second quarter of 1994 included equity gains related to the establishment of the charitable foundation.

NONINTEREST EXPENSE
----------------------------------------------------------------
                             For the Second Quarter Ended
----------------------------------------------------------------
(Dollars in millions)                1995      1994     Change
----------------------------------------------------------------
Staff expense                      $ 81.6    $ 91.6      (11)%
Occupancy                             8.7       8.4        3
Amortization of
  intangibles and mortgage
  servicing rights                    4.9       5.2       (7)
Equipment expense                     7.4       7.2        3
Other                                42.9      53.0      (19)
----------------------------------------------------------------
  Total operating expense          $145.5    $165.4      (12)%
----------------------------------------------------------------
                              For the Six Months Ended
----------------------------------------------------------------
                                     1995      1994     Change
----------------------------------------------------------------
Staff expense                      $161.0    $189.1      (15)%
Occupancy                            17.8      16.3        9
Amortization of
  intangibles and mortgage
  servicing rights                    9.5      12.1      (22)
Equipment expense                    15.6      14.0       12
Other                                89.5     103.4      (13)
----------------------------------------------------------------
  Total operating expense          $293.4    $334.9      (12)%
----------------------------------------------------------------

         Noninterest expense (also called operating expense) decreased 12 percent, and excluding the one-time items discussed below, decreased 7 percent between the second quarter of 1995 and the second quarter of 1994. For the first six months of 1995 compared to the first six months of 1994, noninterest expense decreased 12 percent, and excluding the one-time items discussed below decreased 10 percent. The primary reasons for the decrease were fewer one-time expenses and the reduction in commissions paid as a result of lower commission-based revenue. First Tennessee recognized one-time acquisition expenses of $5.8 million and $4.1 million in the first quarters of 1995 and 1994, respectively. There were no one-time acquisition expenses in the second quarter of either year. During the first quarter of 1994, First Tennessee adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" with the recognition of $2.3 million of postemployment benefits related to prior service rendered and rights vested. Additionally, during the second quarter of 1994, First Tennessee established a charitable foundation that increased other expenses $8.5 million for the quarter. The largest dollar decrease for the quarter and year-to-date periods was in employee compensation, incentives, and benefits expense (staff expense), which decreased 11 percent and 15 percent, respectively. Most of this decrease reflected the variable expenses of the bond division and mortgage banking which experienced lower revenues on a combined basis during these same periods.

INCOME TAXES

-----------------------------------------
Effective tax rates         1995    1994
-----------------------------------------
For the quarter ended       33.6%   25.4%
For the six months ended    34.9    30.2
-----------------------------------------

         The tax rate increase was primarily due to a $1.9 million tax reduction in each quarter of 1994 for the elimination of a portion of a deferred tax valuation allowance related to the acquisition of SNMC Management Corporation. In addition, the lower tax rate in 1994 resulted from a reduction in taxes in the amount of $2.7 million related to the establishment of the charitable foundation.

CAPITAL
------------------------------------------------------
                         For the Second Quarter Ended
------------------------------------------------------
                                 1995       1994
------------------------------------------------------
Equity/assets ratio              7.36%      7.19%
Equity/loans                    11.14      11.22
Tangible equity/tangible
  assets*                        6.51       6.39
Book value per share           $24.39     $22.16
------------------------------------------------------

* Mortgage servicing rights are included as tangible assets.

         Average shareholders' equity, through the retention of net income, increased 9 percent from the second quarter of 1994. First Tennessee establishes capital guidelines based on industry standards, regulatory requirements, perceived risks of the various businesses, and future growth opportunities. For an institution to qualify as well-capitalized as set forth in the banking regulations, Tier 1 capital, Total capital, and leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. On June 30, 1995, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards as shown in the Regulatory Capital table.

LIQUIDITY
         During the second quarter of 1995, average core deposits, the most stable source of liquidity, funded 68 percent of total average assets while funding from short-term purchased funds was 21 percent. Average interest-bearing core deposits grew 6 percent from the second quarter of 1994. Short-term purchased funds include: certificates of deposit greater than $100,000, federal funds purchased, securities sold under agreements to repurchase, commercial paper, and other borrowed funds. Short-term purchased funds increased to $2.5 billion at June 30, 1995, from $2.1 billion at June 30, 1994.

ASSET QUALITY AND CREDIT RISK MANAGEMENT
         First Tennessee manages asset quality and credit risk by maintaining diversification in its loan portfolio and through adherence to its credit policy. First Tennessee's goal is not to avoid risk, but to manage it.
Barring any major changes in the economy, asset quality is expected to remain relatively stable in 1995 based on the current mix in the commercial and consumer loan portfolios. At June 30, 1995, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.
         Commercial loans are internally assigned a credit rating, ranging from A to F. Loans graded C and above were 96 percent of total graded loans at June 30, 1995, compared with 94 percent at June 30, 1994. Commercial real estate loans were $566 million at June 30, 1995, compared with $502 million at June 30, 1994, as originally reported. Construction and development loans were $208 million at the end of the second quarter of 1995, an increase of $95 million from the amounts originally reported for the second quarter of 1994. The Loans Secured by Real Estate table reflects the diversity in real estate loans by project type.
         The Net Loans and Foreclosed Real Estate table provides a breakdown of the commercial loan portfolio of FTBNA by grades and major loan types as of June 30, 1995 and 1994, and year-end 1994. This table also presents information on consumer loans, credit card receivables, mortgages and other First Tennessee bank subsidiaries.
         The allowance for loan losses reflects management's judgment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. The evaluation process to determine potential losses includes consideration of the industry, specific conditions of the individual borrower, and the general economic environment. As these factors change, the loan loss provision changes.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------
                                  For the Second Quarter Ended
---------------------------------------------------------------
(Dollars in millions)                 1995          1994
---------------------------------------------------------------
Beginning balance                    $109.8       $112.2
Provision for loan losses               3.2          2.9
Allowance of acquired bank               .9            -
Net charge-offs                        (3.2)        (4.8)
-------------------------------------------------------------
  Ending balance                     $110.7       $110.3
-------------------------------------------------------------
RATIOS:
Allowance to loans*                    1.45%        1.66%
Net charge-offs to average
   loans*                               .18          .28
Net charge-offs to allowance           11.6         17.2
-------------------------------------------------------------
                                  For the Six Months Ended
-------------------------------------------------------------
                                       1995         1994
-------------------------------------------------------------
Beginning balance                    $109.9       $110.7
Provision for loan losses               7.3          8.7
Allowance of acquired bank               .9            -
Net charge-offs                        (7.4)        (9.1)
-------------------------------------------------------------
  Ending balance                     $110.7       $110.3
-------------------------------------------------------------
RATIOS:
Allowance to loans*                    1.45%        1.66%
Net charge-offs to average
  loans*                                .21          .27
Net charge-offs to allowance           13.3         16.4
-------------------------------------------------------------

*net of unearned income; includes mortgage warehouse loans held for sale reported on the Consolidated Statements of Condition

         Excluding mortgage warehouse loans, the ratio of allowance for loan losses to loans would have been 1.61 percent at June 30, 1995, and 1.84 percent at June 30, 1994. Net charge-offs decreased to $3.2 million or .18 percent of average loans for the quarter ended June 30, 1995. For the six-month period, net charge-offs decreased to $7.4 million or .21 percent of average loans. Commercial and real estate loan recoveries exceeded charge-offs by $1.5 million for the second quarter of 1995. For the six-month period, commercial and real estate loan net recoveries were $2.2 million compared to $1.7 million net charge-offs for the same period in 1994. Consumer loan net charge-offs as a percent of average consumer loans, net of unearned income, were .19 percent while credit card receivable net charge-offs as a percentage of credit card receivables were 3.15 percent. Consumer loan net charge-offs were $2.2 million for both periods while credit card charge-offs increased to $7.2 million from $5.1 million year-to-date last year.
        As shown in the Nonperforming Assets table, nonperforming assets decreased 42 percent from June 30, 1994. Nonperforming loans decreased 20 percent and foreclosed real estate decreased 57 percent for the same time period. The Changes in Nonperforming Assets table provides additional detail regarding nonperforming assets since June 30, 1994.


NONPERFORMING ASSETS
------------------------------------------------------------------------------
                                           June 30               December 31
------------------------------------------------------------------------------
(Dollars in thousands)              1995            1994             1994
------------------------------------------------------------------------------
AMOUNTS:
Impaired loans*                  $ 9,556
Other nonaccrual loans             6,163
------------------------------------------------------------------------------
  Total nonaccrual loans          15,719         $18,626           $16,853
Restructured loans                    72           1,018               158
------------------------------------------------------------------------------
  Total nonperforming loans       15,791          19,644            17,011
Foreclosed real estate            13,732          31,931            19,215
Other assets                       1,785           2,504             2,055
------------------------------------------------------------------------------
  Total nonperforming assets     $31,308         $54,079           $38,281
==============================================================================
Past due loans:**
  Non-government guaranteed      $14,873         $12,444           $13,297
  Government guaranteed           10,482          10,879            10,030
------------------------------------------------------------------------------
RATIOS:
Nonperforming loans to total         .21%            .30%              .24%
  loans***
Nonperforming assets to total
  loans, plus foreclosed real
  estate and other assets***         .41             .81               .54
Nonperforming assets and non-
  government guaranteed past
  due loans to total loans, plus
  foreclosed real estate and
  other assets***                    .61            1.00               .73
------------------------------------------------------------------------------

All loans shown net of unearned income.
*  Includes $365,000 of restructured loans.
** Loans that are 90 days or more past due as to principal and/or interest and not yet impaired or on nonaccrual status.
***Total loans includes mortgage warehouse loans held for sale reported on the Consolidated Statements of Condition.


CHANGES IN NONPERFORMING ASSETS
-----------------------------------------------------------------------------------
                                      For the Quarters Ended
-----------------------------------------------------------------------------------
                                   1995                     1994
-------------------------------------------------     -----------------------------
(Dollars in millions)            6/30       3/31       12/31      9/30       6/30
-------------------------------------------------     -----------------------------
Beginning balance              $ 36.0      $38.3      $ 43.5    $ 54.1      $59.5
New nonperformers                 9.8        2.3         6.5       3.0        1.5
Return to accrual                   -        (.2)          -         -          -
Payments                        (12.8)      (4.0)      (10.3)    (12.6)      (6.4)
Charge-offs                      (1.7)       (.4)       (1.4)     (1.0)       (.5)
-------------------------------------------------     -----------------------------
  Ending balance               $ 31.3      $36.0      $ 38.3    $ 43.5      $54.1
-------------------------------------------------     -----------------------------

         Past due loans were $25.4 million at June 30, 1995, a $2.1 million increase from the $23.3 million reported at June 30, 1994. Potential problem assets, which are not included in nonperforming assets, were $72.7 million at June 30, 1995, which was approximately 1 percent of total loans.

OFF-BALANCE SHEET ACTIVITY
         In the normal course of business, First Tennessee is a party to off-balance sheet financial instruments that are not required to be reflected in a balance sheet. First Tennessee enters into transactions involving these instruments in order to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into: those Held or Issued for Purposes other than bond division, and those Held or Issued for bond division as noted in the Off-Balance Sheet Financial Instruments table.
         The Held or Issued for Purposes other than bond division category includes such instruments as loan commitments and customer requests, as well as tools used for interest rate risk management. Commitments to extend credit are agreements to lend to a customer at a future date. Since many of the commitments are expected to expire without being drawn upon fully, the total commitment amounts do not necessarily represent future cash requirements. Interest rate risk management instruments may include interest rate swaps, caps, floors, and forward contracts. During the first quarter of 1995, First Tennessee terminated $500 million of a $1 billion basis swap. This swap was executed as a tool to manage interest rate risk. The remaining $500 million of the basis swap was terminated during the second quarter of 1995. As of June 30, 1995, deferred losses from terminated swap transactions were $15.8 million and will be amortized through May 1996. The mortgage banking entities use forwards to hedge interest rates between the time a mortgage loan is committed to the customer and the time it is funded and securitized.
         In the normal course of business, the bond division buys and sells mortgage securities, municipal bonds, and other securities that settle on a delayed basis. Under generally accepted accounting principles, these instruments are considered forward contracts as shown in the table.

RATE SENSITIVITY ANALYSIS AT JUNE 30, 1995
                                                                      Interest Sensitivity Period
                                             -----------------------------------------------------------------------------
                                             Within 3    After 3 months   After 6 months
(Dollars in millions)                         Months    Within 6 months   Within 12 months        Other              Total
--------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans                                         $4,116           $ 346            $ 624            $2,531           $  7,617
Investment securities                            140              96              214             1,731              2,181
Other earning assets                             412             --               --                --                 412
--------------------------------------------------------------------------------------------------------------------------
                Total earning assets          $4,668           $ 442            $ 838            $4,262           $ 10,210
--------------------------------------------------------------------------------------------------------------------------
EARNING ASSET FUNDING:
Interest-bearing deposits                     $2,234           $ 601            $ 653            $2,850           $  6,338
Short-term purchased funds                     1,936             --               --                --               1,936
Term borrowings                                   21               2                3               176                202
Noninterest-bearing funds                        132              (4)              (7)            1,613              1,734
--------------------------------------------------------------------------------------------------------------------------
                Earning asset funding         $4,323           $ 599            $ 649            $4,639           $ 10,210
==========================================================================================================================
RATE SENSITIVITY GAP:
Period                                        $  345           $(157)           $ 189            $ (377)
Cumulative                                       345             188              377               --
--------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVITY GAP ADJUSTED FOR INTEREST
   RATE FUTURES AND INTEREST RATE SWAPS:
Period                                        $  (54)          $(239)           $ 262            $   31
Cumulative                                       (54)           (293)             (31)              --
--------------------------------------------------------------------------------------------------------------------------
ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
Period                                          (0.5)%          (2.4)%            2.6 %             0.3 %
Cumulative                                      (0.5)           (2.9)            (0.3)              --
--------------------------------------------------------------------------------------------------------------------------

Interest-sensitive categories represent ranges in which assets and liabilities can be repriced, not necessarily their actual maturities. Other amounts include assets and liabilities with interest sensitivity of more than 12 months or with indefinite repricing schedules.

REGULATORY CAPITAL AT JUNE 30, 1995


                                                                                                        Peoples
(Dollars in thousands)                               First Tennessee (1)    FTBNA (2)     CBT (3)     and Union (4)
------------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 capital:
     Shareholders' common equity                        $   826,750       $   740,458    $ 24,136     $15,042
     Disallowed intangibles                                 (72,371)          (67,895)          0           0
     Adjust for unrealized holding (gains)/losses on
          available for sale securities                      (1,140)             (155)       (186)        (16)
------------------------------------------------------------------------------------------------------------------
          Total Tier 1 capital                              753,239           672,408      23,950      15,026
------------------------------------------------------------------------------------------------------------------
Tier 2 capital:
     Qualifying debt                                         79,813            75,000           0           0
     Qualifying allowance for loan losses                   102,544            97,867       1,822         818
------------------------------------------------------------------------------------------------------------------
          Total Tier 2 capital                              182,357           172,867       1,822         818
------------------------------------------------------------------------------------------------------------------
          Total capital                                 $   935,596       $   845,275    $ 25,772    $ 15,844
==================================================================================================================
Risk-adjusted assets                                    $ 8,195,295       $ 7,822,711    $144,628    $ 65,378
Quarterly average assets*                                11,086,366        10,510,212     238,353     118,564
------------------------------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to risk-adjusted assets                         9.19%             8.60%      16.56%      22.98%
Tier 2 capital to risk-adjusted assets                         2.23              2.21        1.26        1.25
------------------------------------------------------------------------------------------------------------------
Total capital to risk-adjusted assets                         11.42%            10.81%      17.82%      24.23%
==================================================================================================================
Leverage - Tier 1 capital to
   adjusted quarterly average assets                           6.84%             6.44%      10.05%      12.67%
    less disallowed intangibles
------------------------------------------------------------------------------------------------------------------

                                                                                          Peoples
(Dollars in thousands)                                Planters (5)        FTBNA-MS (6)   Bank (7)
----------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 capital:
     Shareholders' common equity                            $ 6,117           $ 6,562    $ 17,227
     Disallowed intangibles                                       0              (728)    (10,038)
     Adjust for unrealized holding (gains)/losses on
          available for sale securities                         112                 0        (298)
----------------------------------------------------------------------------------------------------
          Total Tier 1 capital                                6,229             5,834       6,891
----------------------------------------------------------------------------------------------------
Tier 2 capital:
     Qualifying debt                                              0                 0           0
     Qualifying allowance for loan losses                       420               468         593
----------------------------------------------------------------------------------------------------
          Total Tier 2 capital                                  420               468         593
----------------------------------------------------------------------------------------------------
          Total capital                                     $ 6,649           $ 6,302    $  7,484
====================================================================================================
Risk-adjusted assets                                        $33,136           $37,298    $ 47,146
Quarterly average assets*                                    59,620            61,388     102,052
----------------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to risk-adjusted assets                        18.80%            15.64%      14.62%
Tier 2 capital to risk-adjusted assets                         1.27              1.26        1.25
----------------------------------------------------------------------------------------------------
Total capital to risk-adjusted assets                         20.07%            16.90%      15.87%
====================================================================================================
Leverage - Tier 1 capital to
   adjusted quarterly average assets                          10.45%             9.62%       7.49%
    less disallowed intangibles
----------------------------------------------------------------------------------------------------

* Adjusted for unrealized holding (gains)/losses on available for sale securities.
(1) First Tennessee National Corporation (2) First Tennessee Bank National Association
(3) Cleveland Bank and Trust Company  (4) Peoples and Union Bank  (5) Planters
    Bank
(6) First Tennessee Bank National Association Mississippi (7) Peoples Bank of Senatobia

Based on regulatory guidelines.

LOANS AND FORECLOSED REAL ESTATE, PERIOD-END AMOUNTS

                                                                             June 30, 1995
                                               ----------------------------------------------------------------------
                                                               Construction                                Allowance
                                                                   and        Commercial                    For Loan
(Dollars in millions)                          Commercial      Development    Real Estate    Total           Losses
---------------------------------------------------------------------------------------------------------------------
Internal grades:
   A                                              $  202          $  0             $  3          $  205      $  -
   B                                                 388            13               54             455         1
   C                                               1,789           189              473           2,451        23
   D                                                  45             2               17              64         5
   E                                                  14             2                9              25         3
   F                                                  22             2                8              32         8
---------------------------------------------------------------------------------------------------------------------
                                                   2,460           208              564           3,232        40
Impaired loans:
   Contractually past due                              6             -                1               7         3
   Contractually current                               1             -                1               2         1
Nonaccrual loans:
   Contractually past due                              1             -                -               1         -
   Contractually current                               -             -                -               -         -
---------------------------------------------------------------------------------------------------------------------
Total commercial &
     commercial real estate loans                 $2,468          $208             $566          $3,242      $ 44
---------------------------------------------------------------------------------------------------------------------
Retail:
  Consumer                                                                                        2,263        20
  Credit card                                                                                       479        19
  Permanent mortgages                                                                               647         4
  Mortgage warehouse loans held for sale                                                            735         -
  Mortgage banking nonaccrual loans                                                                   6         1
---------------------------------------------------------------------------------------------------------------------
Total retail loans                                                                                4,130        44
---------------------------------------------------------------------------------------------------------------------
Cleveland Bank & Trust Company                                                                      145         3
Planters Bank                                                                                        26         1
Peoples Bank                                                                                         45         1
Other/Unfunded commitments                                                                           29         3
General reserve                                                                                       -        15
---------------------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income                                                          $7,617      $111
=====================================================================================================================
Foreclosed real estate:
  Foreclosed property                             $    1          $  8             $  2          $   11
  Foreclosed property - mortgage banking                                                              3
  Insubstance foreclosure                                                                             -
---------------------------------------------------------------------------------------------------------------------
    Total foreclosed real estate                                                                 $   14
=====================================================================================================================

                                                        June 30, 1994               December 31, 1994
                                                  ------------------------       -------------------------
                                                               Allowance                        Allowance
                                                                For Loan                         For Loan
(Dollars in millions)                             Total          Losses          Total            Losses
----------------------------------------------------------------------------------------------------------
Internal grades:
   A                                              $  146          $  -           $  207            $  -
   B                                                 339             1              399               1
   C                                               2,112            23            2,284              23
   D                                                  88             6               74               7
   E                                                  38             4               26               4
   F                                                  31            10               39               9
-------------------------------------------------------------------------------------------------------
                                                   2,754            44            3,029              44
Impaired loans:
   Contractually past due                              -             -                -               -
   Contractually current                               -             -                -               -
Nonaccrual loans:
   Contractually past due                              7             4                6               2
   Contractually current                               5             3                4               2
-------------------------------------------------------------------------------------------------------
Total commercial &
     commercial real estate loans                 $2,766          $ 51           $3,039            $ 48
-------------------------------------------------------------------------------------------------------
Retail:
  Consumer                                         2,038            19            2,191              20
  Credit card                                        434            18              475              19
  Permanent mortgages                                560             2              586               2
  Mortgage warehouse loans held for sale             632             -              515               -
  Mortgage banking nonaccrual loans                    5             1                6               1
-------------------------------------------------------------------------------------------------------
Total retail loans                                 3,669            40            3,773              42
-------------------------------------------------------------------------------------------------------
Cleveland Bank & Trust Company                       138             3              139               3
Planters Bank                                         28             1               25               1
Peoples Bank                                           -             -                -               -
Other/Unfunded commitments                            29             3               37               3
General reserve                                        -            12                -              13
-------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income           $6,630          $110           $7,013            $110
=======================================================================================================
Foreclosed real estate:
  Foreclosed property                             $   19                         $   14
  Foreclosed property - mortgage banking              13                              5
  Insubstance foreclosure                              0                              0
-------------------------------------------------------------------------------------------------------
    Total foreclosed real estate                     $32                            $19
-------------------------------------------------------------------------------------------------------

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

Based on internal loan classifications.

LOANS SECURED BY REAL ESTATE, PERIOD-END AMOUNTS

                                                                             June 30, 1995
                                                                 -----------------------------------
                                                                  Construction     Commercial
(Dollars in millions)                                             & Development   Real Estate    Total
------------------------------------------------------------------------------------------------------
RISK CATEGORIES:
Real estate collateral serves as only source of repayment              $124           $175        $299
Real estate collateral is primary source of
   repayment with a substantial secondary source                         84            391         475
------------------------------------------------------------------------------------------------------
          Total                                                        $208           $566        $774
======================================================================================================
PROJECT TYPE:
Apartments                                                             $ 11           $ 98        $109
Hotels/Motels                                                             5             57          62
Office buildings - multi-tenant                                          --             51          51
Single family builder                                                    83              5          88
Shopping centers                                                         57            112         169
Commercial/Special purpose units                                          7             82          89
All other                                                                45            161         206
------------------------------------------------------------------------------------------------------
          Total                                                        $208           $566        $774
======================================================================================================
                                                                           December 31, 1994*
                                                                 -------------------------------------
                                                                  Construction     Commercial
(Dollars in millions)                                             & Development   Real Estate    Total
------------------------------------------------------------------------------------------------------
RISK CATEGORIES:
Real estate collateral serves as only source of repayment              $ 79          $170         $249
Real estate collateral is primary source of
   repayment with a substantial secondary source                         60           366          426
------------------------------------------------------------------------------------------------------
          Total                                                        $139          $536         $675
======================================================================================================
PROJECT TYPE:
Apartments                                                             $  6          $ 74         $ 80
Hotels/Motels                                                             8            48           56
Office buildings - multi-tenant                                           2            56           58
Single family builder                                                    53             4           57
Shopping centers                                                         23           136          159
Commercial/Special purpose units                                          8            75           83
All other                                                                39           143          182
------------------------------------------------------------------------------------------------------
          Total                                                        $139          $536         $675
======================================================================================================

Based on internal loan classifications for graded loans.
Excludes Cleveland Bank & Trust, Planters Bank, and Peoples Bank.

* As originally reported.


OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT JUNE 30, 1995
                                                           Notional                                                       Notional
(Dollars in millions)                                       Value                                                           Value
----------------------------------------------------------------------------------------------------------------------------------
HELD OR ISSUED FOR PURPOSES OTHER THAN BOND DIVISION                       HELD OR ISSUED FOR BOND DIVISION
Commitments to extend credit:                                              Forward contracts:
        Consumer credit card lines                        $1,589.9                 Commitments to purchase                $1,616.6
        Consumer home equity                                 222.5                 Commitments to sell                     1,750.1
        Commercial real estate and
           construction and land development                 261.7         Futures contracts:
        Mortgage banking                                     596.1                 Commitment to purchase                     82.0
        Other                                              1,292.8
                                                                           Interest rate swap receive fixed/ pay floating     75.0
Commercial and Standby letters of credit                     219.0
                                                                           Securities underwriting commitments                 2.1
Foreign exchange contracts, net position                       2.1

Interest rate risk management activities:
        Interest rate swap receive fixed/
           pay floating - amortizing                         552.8
        Mortgage banking
           Commitments to sell loans, net position           990.3
           Put options purchased                              44.5
        Eurodollar placement futures                         150.0


                                    Part II.

                               OTHER INFORMATION

Items 1, 2, 3, and 5.

As of the end of the second quarter, 1995, the answers to Items 1, 2, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company's Annual Meeting of Shareholders was held on April 18, 1995.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for election to Class II (Dr. Blattberg, Mr. Hyde, Mr. Rose, and Mr. Street) or Class I (Mr. Martin). The nominees for Class II were elected for a three-year term, and the nominee for Class I was elected for a two-year term, or, in each case, until their respective successors are duly elected and qualified. Directors continuing in office are Ms. Roman and Messrs. Belz, Horn, Orgill, Ray, Sansom, and Terry.

(c) At the Annual Meeting, the shareholders approved the Non-Employee Directors' Deferred Compensation Stock Option Plan and the 1995 Employee Stock Option Plan and ratified the appointment of Arthur Andersen LLP as independent auditors for the year 1995.

1.  Nominees                                   For         Withheld
                                               ---         --------
      Robert C. Blattberg                   28,669,439      307,928

      J. R. Hyde, III                       28,867,582      109,784

      R. Brad Martin                        28,875,596      101,771

      Michael D. Rose                       28,888,719       88,647

      Gordon P. Street, Jr.                 28,882,670       94,697

                                   For        Against       Abstain
                                   ---        -------       -------
2.  Approval of Director Plan   24,334,461   2,203,859      394,722

3.  Approval of Employee Plan   24,059,658   2,780,867      296,290

4.  Ratification of auditors    28,732,210     121,197      123,958

    There were no "broker non-votes" with respect to any of the nominees or the ratification of auditors and no abstentions with respect to any of the nominees. The "broker non-vote" was 2,044,324 shares with respect to the Directors' Option Plan and 1,840,550 shares with respect to the Employee Option Plan.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b)  No reports on Form 8-K were filed during the second quarter of 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST TENNESSEE NATIONAL CORPORATION
                                    ------------------------------------
                                                      (Registrant)





DATE:     8/14/95                          By:  Elbert L. Thomas Jr.
     ---------------------                   --------------------------
                                                Elbert L. Thomas Jr.
                                            Senior Vice President and Chief
                                                  Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                 EXHIBIT INDEX




Exhibit No.                  Exhibit Description                              Page No.
-----------                  -------------------                              --------
*  10(l)  Non-Employee Directors' Deferred Compensation Stock
          Option Plan, attached as Exhibit A to the Corporation's
          Proxy Statement dated March 15, 1995, mailed to share-
          holders in connection with the Corporation's April 18, 1995,
          Annual Meeting of Shareholders and incorporated herein
          by reference.

* 10(m) 1995 Employee Stock Option Plan, attached as Exhibit B to the Corporation's Proxy Statement dated March 15, 1995, mailed to shareholders in connection with the Corporation's
          April 18, 1995, Annual Meeting of Shareholders and incorporated herein by reference.

   11     Statement re Computation of Per Share Earnings                      Filed Herewith

   27     Financial Data Schedule (for SEC use only)                          Filed Herewith

    * Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.
