Form 10-Q
period 1995-09-30
FIRST TENNESSEE NATIONAL CORP
filed 1995-11-13
CIK 36966

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

    (Mark one)
         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                     OR
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number   0-4491
                       --------

                    FIRST TENNESSEE NATIONAL CORPORATION
                -------------------------------------------
           (Exact name of registrant as specified in its charter)

            Tennessee                              62-0803242
   ------------------------------              ------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

165 Madison Avenue, Memphis, Tennessee               38103
---------------------------------------            ----------
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

Yes  x    No
    ---      ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $2.50 par value                        34,574,938
-----------------------------              -------------------------------
           Class                           Outstanding at October 31, 1995

                    FIRST TENNESSEE NATIONAL CORPORATION

                                    INDEX




Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

Exhibit 11

Exhibit 27

                                   PART I.
                                   -------
                            FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------
          The Consolidated Statements of Condition

          The Consolidated Statements of Income

          The Statements of Cash Flows

          The Notes to Consolidated Financial Statements

          This financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED                                                                                          First Tennessee
STATEMENTS OF                                                                                                National
CONDITION                                                                                                 Corporation

----------------------------------------------------------------------------------------------------------------------

                                                                                September 30            December 31
                                                                       ----------------------------  -----------------
(Dollars in thousands)(Unaudited)                                           1995            1994            1994
----------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                               $     709,133  $     713,525   $     724,828
Federal funds sold and securities purchased under
   agreements to resell                                                     102,219        185,515         253,124
----------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                   811,352        899,040         977,952
----------------------------------------------------------------------------------------------------------------------
Investment in bank time deposits                                              1,033          2,745           2,534
Trading securities inventory                                                224,917        223,227         170,031
Mortgage warehouse loans held for sale                                      714,856        559,308         515,407
Securities available for sale                                             1,012,534      1,242,901       1,166,738
Securities held to maturity (market value of $969,651
   at September 30, 1995; $969,546 at September 30, 1994;
   and $951,444 at December 31, 1994)                                       976,923      1,004,164       1,004,177
Loans, net of unearned income                                             7,022,704      6,262,818       6,498,042
     Less:  Allowance for loan losses                                       110,882        110,178         109,859
----------------------------------------------------------------------------------------------------------------------
          Total net loans                                                 6,911,822      6,152,640       6,388,183
----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                 168,094        154,968         159,036
Real estate acquired by foreclosure                                          13,714         23,085          19,215
Intangible assets                                                           103,389         88,012          91,725
Mortgage servicing rights                                                   121,873         73,125          72,722
Bond division receivables and other assets                                  520,561        408,268         365,229
----------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                $  11,581,068  $  10,831,483   $  10,932,949
======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Demand                                                           $   1,809,031  $   1,723,653   $   1,733,336
     Checking/Interest                                                      482,891        510,448         508,741
     Savings                                                                578,496        676,413         605,388
     Money market account                                                 1,906,330      1,732,449       1,819,825
     Certificates of deposit under $100,000 and other time                2,853,894      2,652,243       2,771,012
     Certificates of deposit $100,000 and more                              443,641        498,758         442,004
----------------------------------------------------------------------------------------------------------------------
          Total deposits                                                  8,074,283      7,793,964       7,880,306
Federal funds purchased and securities sold under
   agreements to repurchase                                               1,403,090      1,158,835       1,457,517
Commercial paper and other short-term borrowings                            477,802        607,693         352,522
Bond division payables and other liabilities                                600,156        376,386         353,928
Term borrowings                                                             201,057        111,701         113,771
----------------------------------------------------------------------------------------------------------------------
          Total liabilities                                              10,756,388     10,048,579      10,158,044
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                                  -              -               -
Common stock - $2.50 par value (shares authorized -100,000,000;
   shares issued - 33,282,284 at September 30, 1995; 34,400,749
   at September 30, 1994; and 34,073,958 at December 31, 1994)               83,206         86,002          85,185
Capital surplus                                                              53,009        106,907          91,558
Undivided profits                                                           688,742        607,294         625,231
Unrealized market adjustment on available for sale securities                 1,797        (14,241)        (24,273)
Deferred compensation on restricted stock incentive plan                     (2,074)        (3,058)         (2,796)
----------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                        824,680        782,904         774,905
----------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  11,581,068  $  10,831,483   $  10,932,949
======================================================================================================================

CONSOLIDATED                                                                                                       First Tennessee
STATEMENTS OF                                                                                                      National
INCOME                                                                                                             Corporation
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended               Nine Months Ended
                                                                                September 30                     September 30
                                                                   ----------------------------------     --------------------------
(Dollars in thousands except per share data)(Unaudited)                     1995             1994             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                          $    174,154     $    139,503     $    485,994    $     402,239
Interest on investment securities:
  Taxable                                                                 32,318           32,122           99,155           94,297
  Tax-exempt                                                               1,024            1,203            3,264            3,949
Interest on trading securities inventory                                   2,627            3,803            9,601            9,449
Interest on other earning assets                                           1,408            2,344            7,653            5,475
------------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                          211,531          178,975          605,667          515,409
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Checking/Interest                                                        1,759            2,278            5,968            6,971
  Savings                                                                  2,482            3,434            8,149           10,173
  Money market account                                                    21,654           14,990           64,801           38,205
  Certificates of deposit under $100,000 and other time                   43,481           32,196          124,735           86,524
  Certificates of deposit $100,000 and more                                7,128            4,650           21,606           13,115
Interest on short-term borrowings                                         32,054           19,651           81,217           54,585
Interest on term borrowings                                                4,366            2,498           12,913            7,021
------------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         112,924           79,697          319,389          216,594
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                       98,607           99,278          286,278          298,815
Provision for loan losses                                                  5,921            4,231           13,285           12,918
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       92,686           95,047          272,993          285,897
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                          55,276           42,767          144,941          146,719
Bond division                                                             20,341           17,562           61,362           63,759
Deposit transactions and cash management                                  17,888           16,530           53,300           47,600
Trust services                                                             8,562            6,877           27,097           20,738
Bank card                                                                  9,978            8,505           27,385           22,619
Equity securities gains/(losses)                                           1,441               34            1,533           23,217
Debt securities gains/(losses)                                            (1,416)             204           (1,021)            (637)
All other                                                                 14,327           13,207           40,750           35,323
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                       126,397          105,686          355,347          359,338
------------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES                    219,083          200,733          628,340          645,235
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                           86,889           79,652          247,850          268,748
Operations services                                                        9,479            8,523           27,587           25,086
Occupancy                                                                  9,264            8,993           27,053           25,253
Equipment rentals, depreciation, and maintenance                           7,613            7,205           23,226           21,170
Communications and courier                                                 7,694            7,394           22,184           23,320
Advertising and public relations                                           3,255            2,247           10,145            8,642
Amortization of mortgage servicing rights                                  3,888            3,104            9,657           12,064
Legal and professional fees                                                1,904            3,194            9,494           11,411
Deposit insurance premium                                                     43            4,309            8,794           12,627
Amortization of intangible assets                                          1,980            1,578            5,717            4,774
All other                                                                 19,043           19,266           52,763           67,242
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                      151,052          145,465          444,470          480,337
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                68,031           55,268          183,870          164,898
Applicable income taxes                                                   24,201           17,669           64,680           50,744
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $     43,830     $     37,599     $    119,190    $     114,154
====================================================================================================================================
NET INCOME PER COMMON SHARE                                         $       1.30     $       1.11     $       3.51    $        3.34
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                   33,465,059       34,002,397       33,935,982       34,206,231
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED                                                                                                        First Tennessee
STATEMENTS                                                                                                          National
OF CASH FLOWS                                                                                                       Corporation
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             Nine Months Ended September 30
                                                                                          -----------------------------------
(Dollars in thousands)(Unaudited)                                                              1995                   1994
---------------------------------                                                         -----------------------------------
OPERATING ACTIVITIES:
  Net income                                                                               $    119,190           $  114,154
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                  13,285               12,918
      Depreciation and amortization of premises and equipment                                    18,085               15,349
      Amortization of intangibles                                                                 5,717                4,774
      Amortization of mortgage servicing rights                                                   9,657               12,064
      Net amortization of premiums and accretion of discounts                                    14,736               11,143
      Market value adjustment on foreclosed property                                              2,700                  974
      Securities contributed to charitable trust                                                      -                8,338
      Equity securities gains                                                                    (1,533)             (23,217)
      Debt securities losses                                                                      1,021                  637
      Net loss on disposal of fixed assets                                                        1,132                  195
      Deferred income tax provision                                                              22,809                3,326
      Net (increase) decrease in:
        Trading securities inventory                                                            (54,886)             (44,564)
        Mortgage warehouse loans held for sale                                                 (199,449)             703,910
        Bond division receivables                                                               (60,502)             (11,900)
        Interest receivable                                                                      (3,414)              (2,475)
        Other assets                                                                           (193,215)             (22,017)
      Net increase (decrease) in:
        Bond division payables                                                                   84,872              (20,843)
        Interest payable                                                                         16,553                7,349
        Other liabilities                                                                       124,782              (54,569)
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                      (197,650)             601,392
------------------------------------------------------------------------------------------------------------------------------------
        Net cash (used) provided by operating activities                                        (78,460)             715,546
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from maturities of:
    Held to maturity securities                                                                  71,001              332,793
    Available for sale securities                                                               124,016              242,918
  Proceeds from sale of:
    Available for sale securities                                                               226,897              317,540
    Premises and equipment                                                                        2,563                  931
  Payments for purchase of:
    Held to maturity securities                                                                 (29,587)            (446,224)
    Available for sale securities                                                              (124,842)            (308,874)
    Premises and equipment                                                                      (28,185)             (30,641)
  Net increase in loans                                                                        (490,611)            (703,920)
  Decrease in investment in bank time deposits                                                    1,501                4,892
  Acquisitions, net of cash and cash equivalents acquired                                        12,691                    -
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                                  (234,556)            (590,585)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                         3,682                 2,232
  Proceeds from the issuance of term borrowings                                                  90,000                14,000
  Payments for:
    Capital lease obligations                                                                      (110)                 (110)
    Term borrowings                                                                              (2,781)                 (439)
    Cash dividends                                                                              (47,048)              (40,314)
    Equity distributions related to acquisitions                                                    (20)                 (600)
    Stock repurchase                                                                            (63,296)               (1,300)
  Net increase (decrease) in:
    Deposits                                                                                     95,136               191,246
    Short-term borrowings                                                                        70,853              (185,269)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                                        146,416               (20,554)
------------------------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                                   (166,600)              104,407
-----------------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period                                        977,952               794,633
------------------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                         $    811,352            $  899,040
====================================================================================================================================
Total interest paid                                                                        $    302,132            $  209,248
Total income taxes paid                                                                          33,474                54,071

NOTE 1 -- FINANCIAL INFORMATION

The accounting and reporting policies of First Tennessee
National Corporation (First Tennessee) and its subsidiaries conform to generally accepted accounting principles and, as to its banking subsidiaries, with general practice within the banking industry. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Tennessee's 1994 Annual Report to shareholders. Effective January 1, 1995, First Tennessee changed the method of recognition of Trust services income from cash basis to accrual basis. Also effective January 1, 1995, as discussed in Note 5, "Capitalized Mortgage Servicing Rights," First Tennessee adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights an amend-ment of FASB Statement No. 65." Term borrowings on the financial statements consist of borrowings with maturities greater than one year.

NOTE 2 -- BUSINESS COMBINATIONS

The following acquisitions have occurred since the third quarter of 1994 and were accounted for as poolings of interests; therefore, the financial statements for all periods presented reflect the combined companies.

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

    The following presents certain financial data pertaining to the combination of First Tennessee with Planters, Carl I. Brown, and CBI for the third quarter of 1994 and for the nine months ended September 30, 1994:

                                                            Three Months          Nine Months
(Dollars in thousands,                                         Ended                 Ended
except per share data)                                    Sept. 30, 1994       Sept. 30, 1994
---------------------------------------------------------------------------------------------
TOTAL REVENUE:*
First Tennessee, as originally reported                         $186,360             $587,693
Carl I. Brown                                                     15,106               60,822
CBI                                                                3,526                9,704
Eliminations                                                         (28)                 (66)
---------------------------------------------------------------------------------------------
First Tennessee                                                 $204,964             $658,153
=============================================================================================

NET INCOME:
First Tennessee, as originally reported                          $36,758             $109,248
Carl I. Brown                                                        (67)               2,687
CBI                                                                  908                2,219
---------------------------------------------------------------------------------------------
First Tennessee                                                  $37,599             $114,154
=============================================================================================

NET INCOME PER SHARE:
First Tennessee, as originally reported                            $1.14                $3.40
Carl I. Brown                                                       (.39)               15.55
CBI                                                                  .28                  .69
First Tennessee                                                     1.11                 3.34
---------------------------------------------------------------------------------------------

* Total revenue is net interest income and noninterest income.

    The following acquisitions occurred during 1995 and were accounted for as purchases; therefore, the financial statements are reflected on a combined basis from the date of acquisition.

    On April 1, 1995, First Tennessee acquired for approximately 421,000 shares of its common stock all of the outstanding shares of Peoples Commercial Services Corporation (Peoples), parent company of Peoples Bank, headquartered in Senatobia, Mississippi. Peoples Bank became a wholly owned subsidiary of First Tennessee. On October 1, 1995, First Tennessee acquired for approximately 1,283,000 shares of its common stock all of the outstanding shares of Financial Investment Corp. (FIC), parent company of First National Bank of Springdale (FNB), headquartered in Springdale, Arkansas. As approved by the First Tennessee Board of Directors, the shares issued in this transaction were repurchased in the open market. FNB became a wholly owned subsidiary of First Tennessee.

   The following presents, on a proforma basis, certain financial data pertaining to the Peoples and FIC transactions as if they had been acquired at the beginning of the period. The proforma results presented are not necessarily indicative of the future results of operations of the combined company or the results of operations that would have actually occurred had the merger been in effect for the period presented.

                                                                         Nine Months
(Dollars in thousands,                                                     Ended
except per share data)                                               September 30, 1995
----------------------------------------------------------------------------------------------------------
TOTAL REVENUE:*
First Tennessee, as originally reported                                  $  641,625
Peoples                                                                       1,232
FIC                                                                          10,312
Purchase accounting adjustments                                              (1,674)
----------------------------------------------------------------------------------------------------------
First Tennessee proforma                                                 $  651,495
==========================================================================================================

NET INCOME:
First Tennessee, as originally reported                                  $  119,190
Peoples                                                                         430
FIC                                                                           2,158
Purchase accounting adjustments                                              (1,896)
----------------------------------------------------------------------------------------------------------
First Tennessee proforma                                                 $  119,882
==========================================================================================================

NET INCOME PER SHARE:
First Tennessee, as originally reported                                  $     3.51
Peoples                                                                        3.23
FIC                                                                            1.21
First Tennessee proforma                                                       3.39
----------------------------------------------------------------------------------------------------------
* Total revenue is net interest income and noninterest income.


NOTE 3 -- OTHER INCOME AND OTHER EXPENSE

Following is detail concerning "Other income" and "Other expense" as presented in the Consolidated Statements of Income:

                                                                                  Three Months Ended            Nine Months Ended
                                                                                     September 30                 September 30
                                                                               -----------------------       -----------------------
(Dollars in thousands)                                                           1995           1994            1995        1994
------------------------------------------------------------------------------------------------------------------------------------
ALL OTHER INCOME:
Check clearing fees                                                           $  4,766        $  3,951        $ 13,161   $ 11,846
Other service charges                                                            1,893           1,832           5,757      5,783
Other                                                                            7,668           7,424          21,832     17,694
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                               $ 14,327        $ 13,207        $ 40,750   $ 35,323
====================================================================================================================================
ALL OTHER EXPENSE:
Supplies                                                                      $  2,770        $  2,618        $  8,359   $  8,743
Contribution to charitable foundation                                               -               -               -       8,338
Fed service fees                                                                 2,259           2,244           7,094      6,304
Travel and entertainment                                                         1,891           2,299           5,657      7,487
Foreclosed real estate                                                           1,474           1,105           3,255      2,395
Other                                                                           10,649          11,000          28,398     33,975
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                               $ 19,043        $ 19,266        $ 52,763   $ 67,242
====================================================================================================================================

NOTE 4 - INTANGIBLE ASSETS

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

                                               Premium on
                                               Purchased
                                               Deposits
(Dollars in thousands)             Goodwill    and Assets
---------------------------------------------------------
December 31, 1993                  $ 62,565    $  28,972
Amortization expense                 (2,252)      (2,522)
Acquisitions/Divestitures             1,249            -
--------------------------------------------------------
September 30, 1994                 $ 61,562    $  26,450
========================================================
December 31, 1994                  $ 66,086    $  25,639
Amortization expense                 (2,589)      (3,128)
Acquisitions/Divestitures            11,352        6,029
--------------------------------------------------------
September 30, 1995                 $ 74,849    $  28,540
========================================================

NOTE 5:  CAPITALIZED MORTGAGE SERVICING RIGHTS

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." First Tennessee elected in the second quarter to adopt this statement as of January 1, 1995. Accordingly, first quarter results of operations have been restated for an increase of approximately $5 million pre-tax. SFAS No. 122 prohibits retroactive application to 1994; therefore, First Tennessee's financial statement reporting for the first, second, and third quarters of 1994 were accounted for under the original SFAS No. 65.

The primary difference between SFAS No. 122 and SFAS No. 65, as they relate to First Tennessee, is the accounting treatment for in-house originated mortgage servicing rights (OMSRs). Substantially all of First Tennessee's originations are in-house, whereby the underlying loans are funded and closed by First Tennessee. SFAS No. 122, among other provisions, requires the recognition of OMSRs, as well as purchased mortgage servicing rights (PMSRs), as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. Under SFAS No. 65, the cost of OMSRs was included with the cost of the related loans and written off against income when the loans were sold. PMSRs were previously recorded as assets under SFAS No. 65.

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

                                                  Capitalized
                                                    Mortgage
                                                   Servicing
(Dollars in thousands)                               Rights
---------------------------------------------------------------
December 31, 1993                                  $  85,983
Amortization expense                                  (5,302)
Acquisitions/Divestitures                               (495)
---------------------------------------------------------------
March 31, 1994                                     $  80,186
Amortization expense                                  (3,658)
Acquisitions/Divestitures                               (126)
---------------------------------------------------------------
June 30, 1994                                      $  76,402
Amortization expense                                  (3,104)
Acquisitions/Divestitures                               (173)
---------------------------------------------------------------
September 30, 1994                                 $  73,125
===============================================================

December 31, 1994                                  $  72,722
Amortization expense                                  (2,818)
Acquisitions/Divestitures                              7,638
---------------------------------------------------------------
March 31, 1995                                     $  77,542
Amortization expense                                  (2,951)
Acquisitions/Divestitures                             19,846
---------------------------------------------------------------
June 30, 1995                                      $  94,437
Amortization expense                                  (3,888)
Acquisition/Divestitures                              31,324
---------------------------------------------------------------
September 30, 1995                                 $  121,873
===============================================================
Fair value at September 30, 1995                   $  165,085
---------------------------------------------------------------

The value of pre-SFAS No.122 PMSRs is established using the lesser of: a discounted cashflow analysis; current market value; or the unamortized cost basis. These PMSRs are being amortized using an accelerated method over the estimated life of the servicing income. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by purchase transaction. No reserve was required as of any quarter end in 1995.

The value of post-SFAS No. 122 PMSRs and OMSRs is established by allocating the total costs incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, First Tennessee uses the market prices under current sales contracts which are tested against prices obtained from flow and bulk purchasers of servicing and prices determined using a valuation model that calculates the present value of future cash flows. Post-SFAS No. 122 implementation PMSRs and OMSRs are being amortized using an accelerated method over the estimated life of the servicing income. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. First Tennessee has determined those risk characteristics to include: multi-family, residential fixed rate, and residential adjustable rate loans. No reserve was required as of any quarter end in 1995.

NOTE 6 -- LOANS
The composition of the loan portfolio at September 30 is summarized below:

(Dollars in thousands)                                                        1995          1994
---------------------------------------------------------------------------------------------------
Commercial                                                                 $3,167,155   $2,882,671
Consumer                                                                    2,434,438    2,193,887
Permanent mortgage                                                            678,789      573,466
Credit card receivables                                                       497,794      448,248
Real estate construction                                                      227,889      146,669
Nonaccrual                                                                     16,639       17,877
---------------------------------------------------------------------------------------------------
     Loans, net of unearned income                                          7,022,704    6,262,818
             Allowance for loan losses                                        110,882      110,178
---------------------------------------------------------------------------------------------------
               Total net loans                                             $6,911,822   $6,152,640
===================================================================================================

    On January 1, 1995, First Tennessee adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." On that date, impaired loans totaling $9,742,000 were identified. All impaired loans had a related allowance that totaled $2,542,000.
    The following table presents information concerning nonperforming loans at September 30:

(Dollars in thousands)                                 1995
-------------------------------------------------------------
Impaired loans                                       $ 9,167
Other nonaccrual loans                                 7,472
-------------------------------------------------------------
       Total                                         $16,639
=============================================================

    Impaired loans are generally carried on a nonaccrual status. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest. Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received , additional interest payments are recognized as interest income on a cash basis. Total interest income recognized on impaired loans was $373,000 for the three months ended September 30, 1995 and $1,303,000 for the nine months ended September 30, 1995. The average balance of impaired loans for the three months ended September 30, 1995 was approximately $8,777,000 and was approximately $10,117,000 for the nine months ended September 30, 1995. Total restructured impaired loans at September 30, 1995, were $365,000.

        An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 1995, is summarized as follows:


(Dollars in thousands)                                                      Non-impaired     Impaired       Total
------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                                                  $   109,859     $      --    $109,859
Transfer of allowance                                                            (2,542)        2,542          --
Allowance from acquisitions                                                       1,028            --       1,028
Provision for loan losses                                                         9,294         3,991      13,285
Charge-offs                                                                      21,572         3,126      24,698
  Less loan recoveries                                                           11,339            69      11,408
------------------------------------------------------------------------------------------------------------------
       Net charge-offs                                                           10,233         3,057      13,290
------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                                               $   107,406     $   3,476    $110,882
==================================================================================================================

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

OVERVIEW OF OPERATIONS

         Record net income of $43.8 million was achieved for the third quarter of 1995, a 17 percent increase from the $37.6 million for the third quarter of 1994. Earnings per share for the third quarter of 1995 increased to $1.30 from $1.11 for the third quarter of 1994. Double-digit growth in all loans, improving performance in the bond division and mortgage banking, as well as the reduction in Federal Deposit Insurance Corporation (FDIC) premiums and the FDIC refund were drivers of this increase in net income. For the first nine months of 1995, net income was $119.2 million or $3.51 per share compared with $114.2 million or $3.34 per share for the same period in 1994. Noninterest income accounted for approximately 56 percent of total revenues during the third quarter and 55 percent of total revenues for the first nine months of 1995. Total assets were $11.6 billion at September 30, 1995. Additional performance measurements are shown in the table below.

EARNINGS PERFORMANCE

------------------------------------------------------------
                       For the Third Quarter Ended
                       ---------------------------
                            1995       1994
------------------------------------------------------------
Net income (millions)      $ 43.8     $ 37.6
Net income per share         1.30       1.11
Return on equity            21.32%     19.41%
Return on assets             1.50       1.42
------------------------------------------------------------

                       For the Nine Months Ended
                       -------------------------
                            1995       1994
------------------------------------------------------------
Net income (millions)      $119.2     $114.2
Net income per share         3.51       3.34
Return on equity            19.84%     20.21%
Return on assets             1.43       1.45
------------------------------------------------------------

         During the first nine months of 1994 and the first quarter of 1995, a number of one-time items were recognized. In the first quarter of 1995, First Tennessee acquired Carl I. Brown and Company, headquartered in Kansas City, and Community Bancshares Inc., of Germantown, Tennessee. During the first nine months of 1994, First Tennessee acquired SNMC Management Corporation, parent of Sunbelt National Mortgage Corporation, Cleveland Bank and Trust Company, Highland Capital Management Corp., and Planters Bank. All acquisitions closed during the first quarter of 1995 and the first nine months of 1994 were accounted for as poolings of interests; therefore, the financial position and results of operations of all companies are reflected on a combined basis from the earliest period presented. On April 1, 1995, First Tennessee acquired Peoples Commercial Services Corporation of Senatobia, Mississippi. This acquisition was accounted for as a purchase; therefore, the consolidated statements do not reflect the results of its operations prior to that date. One-time expenses were recognized in several of these acquisitions. In addition, during the second quarter of 1994, First Tennessee utilized equity securities gains to establish a charitable foundation that resulted in additional one-time income and expense. A discussion of First Tennessee's performance is provided below.

INCOME STATEMENT ANALYSIS

Net Interest Income and Earning Assets

         For purposes of this discussion, net interest income has been adjusted to a fully taxable equivalent basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income.

NET INTEREST INCOME AND EARNING ASSETS

------------------------------------------------------------------------
                              For the Third Quarter Ended
                              ---------------------------
 (Dollars in millions)          1995        1994     Change
------------------------------------------------------------------------
Investment securities        $ 2,144.2    $2,197.6     (2)%
Loans                          7,945.4     6,712.7     18
Other earning assets             264.9       437.0    (39)
------------------------------------------------------------------------
  Total earning assets       $10,354.5    $9,347.3     11%
------------------------------------------------------------------------
Net interest income          $    99.8    $  100.6     (1)%
Net interest spread               3.04%       3.62%
Net interest margin               3.85        4.29
------------------------------------------------------------------------

                                 For the Nine Months Ended
                                 -------------------------
                               1995         1994     Change
------------------------------------------------------------------------
Investment securities        $2,174.5     $2,230.1     (2)%
Loans                         7,399.0      6,707.0     10
Other earning assets            367.7        416.3    (12)
------------------------------------------------------------------------
  Total earning assets       $9,941.2     $9,353.4      6%
------------------------------------------------------------------------
Net interest income          $  289.8     $  302.5     (4)%
Net interest spread              3.09%        3.67%
Net interest margin              3.89         4.32
------------------------------------------------------------------------

         Earning assets increased 11 percent as total loans grew 18 percent and investment securities declined 2 percent from the third quarter of 1994. Commercial loans grew 14 percent and consumer loans rose 11 percent. The mortgage warehouse grew $363 million, or 59 percent, over the previous year and the permanent mortgage portfolio increased 18 percent. For the nine months ending September 30, 1995, earning assets increased 6 percent with total loan growth of 10 percent and a decline in the investment portfolio of approximately 2 percent from the same period in 1994. For this same nine-month comparison, commercial loans grew 13 percent, consumer loans increased 14 percent and the permanent mortgage portfolio rose 18 percent. The 24 percent year-to-date decrease in mortgage warehouse loans reflected lower origination volumes in the beginning of 1995, compared to the same nine-month period in 1994, when stronger refinancing activity occurred.
         For the third quarter of 1995, commercial loans represented 40 percent, and consumer loans and credit card receivables were 36 percent, with mortgage loans (the permanent portfolio and warehouse) accounting for 21 percent of total loans. The increase in loans was partially funded by a 29 percent increase in purchased funds and 4 percent growth in interest-bearing core deposits, including money market accounts and certificates of deposit less than $100,000.
         Net interest income was relatively flat from the previous year with a 44 basis point compression in the net interest margin (margin). This decrease in margin reflected the extreme interest rate movements during the past year and its impact on First Tennessee's balance sheet and off-balance sheet positions. Several strategies have been implemented throughout 1995 to realign and neutralize the balance sheet. As shown in the Rate Sensitivity Analysis Table, at September 30, 1995, the balance sheet was rate sensitive $205 million more assets than liabilities scheduled to reprice within one year, which is 2.0 percent of earning assets and within First Tennessee guideline limits.
         The margin has remained relatively stable in 1995 with first quarter margin of 3.92 percent, second quarter margin of 3.91 percent, and third quarter margin of 3.85 percent. Fluctuations in activity levels in First Tennessee's specialty lines of business directly impact the margin as these nonbank business lines typically produce different margins than traditional banking activities. Because of First Tennessee's unique business mix, a comparison of First Tennessee's consolidated margin to that of other bank holding companies is less relevant. The 6 basis point decline between the second and third quarter's margins reflect the impact of the $444 million increase in the mortgage warehouse from the second quarter to the third quarter of 1995, as mortgage banking negatively impacted the margin 12 basis points. However, improvement in the traditional retail/commercial bank partially mitigated this compression. The margin continued to be negatively impacted approximately 19 basis points in the third quarter from costs associated with terminating the basis swap earlier in the year. This negative impact will continue through May 1996 when the amortization period for the swap ends.

For the nine-month period, net interest income decreased 4 percent, and the margin was 3.89 percent. Going forward, the traditional retail/commercial bank's margin should continue to improve based on current interest rates and First Tennessee's existing balance sheet mix. However, the consolidated margin will be influenced by the activity levels in the specialty lines of business, especially from the bond division and mortgage banking.

NONINTEREST INCOME

------------------------------------------------------------
                               For the Third Quarter Ended
                               ---------------------------
 (Dollars in millions)          1995      1994   Change
------------------------------------------------------------
Mortgage banking             $  55.3    $ 42.8     29%
Bond division                   20.3      17.6     16
Deposit transactions and
  cash management               17.9      16.5      8
Bank card                       10.0       8.5     17
Trust services                   8.6       6.9     25
Other                           14.3      13.2      8
------------------------------------------------------------
  Total fee revenue           $126.4    $105.5     20%
Gains on securities                -        .2    (89)
------------------------------------------------------------
  Total noninterest income    $126.4    $105.7     20%
------------------------------------------------------------

                               For the Nine Months Ended
                               -------------------------
                                1995      1994   Change
------------------------------------------------------------
Mortgage banking              $144.9    $146.7     (1)%
Bond division                   61.4      63.8     (4)
Deposit transactions and
  cash management               53.3      47.6     12
Bank card                       27.4      22.6     21
Trust services                  27.1      20.7     31
Other                           40.8      35.3     15
------------------------------------------------------------
  Total fee revenue           $354.9    $336.7      5%
Gains on securities               .5      22.6    (98)
------------------------------------------------------------
  Total noninterest income    $355.4    $359.3     (1)%
------------------------------------------------------------

         Noninterest income (fee income), excluding securities transactions in both periods, grew 20 percent compared with the third quarter of 1994. Fee income in the mortgage banking entities grew 29 percent compared with the third quarter of 1994, as a result of increased originations and the benefit of a new accounting rule (SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65"(SFAS No. 122)) related to originated servicing rights. The mortgage banking entities originated $2.5 billion of mortgage loans during the third quarter of 1995 compared with $1.4 billion during the third quarter of 1994. Year-to-date mortgage loan originations in 1995 were $5.0 billion compared with $5.8 billion in 1994. The decline in origination volume from the previous year reflected the high level of refinancing activity during the first quarter of 1994. The mortgage servicing portfolio, which includes servicing for ourselves and others, totaled $15.4 billion at September 30, 1995, compared with $14.5 billion at September 30, 1994. For the first nine months of 1995, mortgage banking noninterest income was relatively flat compared to the same period in 1994.
         The bond division experienced 16 percent growth in fee income during the third quarter of 1995 compared with the same period in 1994. This growth demonstrates the results of increased penetration among nonbanking customers. The bond division acts primarily as a broker for its customers and does not speculate. The inventory is highly liquid, turning over several times a day, and overnight positions are hedged against movements in interest rates. For the first nine months of 1995, the bond division's noninterest income declined 4 percent. However, this comparison includes record revenue during the first quarter of 1994 as a result of a very active bond market.
         Quarter-over-quarter growth in deposit transactions and cash management noninterest income was primarily driven by an increase in existing customer transactions, and was partially offset by less fees collected due to the reduction in the FDIC premium. For the first nine months of 1995, deposit transactions and cash management noninterest income grew 12 percent, with a portion of the growth resulting from an accounting methodology change from cash basis to accrual basis in the first quarter of 1995. Bank card noninterest income includes both cardholder and merchant processing fees. The $1.5 million increase between the third quarter of 1995 and third quarter of 1994 was primarily due to an increase in merchant processing as the customer base expanded. For the first nine months of 1995, bank card noninterest income grew 21 percent. Trust services noninterest income grew 25 percent from the third quarter of 1994 to the third quarter of 1995 due to the growth in managed assets and the benefit of an accounting change earlier in 1995. Managed assets at September 30, 1995, for First Tennessee Bank National Association (FTBNA) were $4.9 billion compared with $4.4 billion at September 30, 1994. This increase was a result of both growth in the number of new accounts and increases in the market value of existing portfolios. For the first nine months of 1995, trust services noninterest income increased 31 percent for the same reasons previously noted. There were no material gains or losses on securities during the third quarter of either 1995 or 1994. During the first nine months of 1994, the securities gains were the result of transactions in the venture capital subsidiary and gains realized on equity securities utilized in the establishment of the charitable foundation.

NONINTEREST EXPENSE

--------------------------------------------------------------------------
                                     For the Third Quarter Ended
                                     ---------------------------
 (Dollars in millions)                    1995        1994       Change
--------------------------------------------------------------------------
Staff expense                            $ 86.9     $ 79.7          9%
Occupancy                                   9.3        9.0          3
Amortization of intangibles
  and mortgage servicing rights             5.9        4.7         25
Equipment expense                           7.6        7.2          6
Other                                      41.4       44.9         (8)
--------------------------------------------------------------------------
  Total operating expense                $151.1     $145.5          4%
--------------------------------------------------------------------------

                                      For the Nine Months Ended
                                      -------------------------
                                          1995        1994         Change
--------------------------------------------------------------------------
Staff expense                            $247.8     $268.7           (8)%
Occupancy                                  27.1       25.3            7
Amortization of intangibles
  and mortgage servicing rights            15.4       16.8           (9)
Equipment expense                          23.2       21.2           10
Other                                     131.0      148.3          (12)
--------------------------------------------------------------------------
  Total operating expense                $444.5     $480.3           (7)%
--------------------------------------------------------------------------


         Total noninterest expense (also called operating expense) increased 4 percent from the third quarter of 1994. Staff expense, the largest component of operating expense, increased 9 percent over the third quarter of 1994, resulting from the additional commissions paid due to increased commission-based revenue. Amortization expense increased 25 percent in the third quarter, primarily related to the new accounting rules for originated servicing rights (SFAS No. 122). The effect of the lower FDIC premiums and the refund from the FDIC reduced deposit insurance expense $4.3 million in the third quarter of 1995 from the third quarter of 1994, which is included in the "Other" expense category in the table above.
         For the first nine months of 1995 compared with the first nine months of 1994, noninterest expense declined 7 percent. First Tennessee recognized one-time acquisition expenses of $5.8 million and $4.2 million in the first nine months of 1995 and 1994, respectively. During the first quarter of 1994, First Tennessee adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" with the recognition of $2.3 million of postemployment benefits related to prior service rendered and rights vested. Additionally, during the second quarter of 1994, First Tennessee established a charitable foundation that increased operating expenses $8.5 million for the quarter. Excluding all of these one-time expenses, noninterest expense for the nine-month period, declined 6 percent. The largest dollar decrease for the nine-month year-to-date periods was in staff expense, which decreased 8 percent. This decrease reflected the reduction in variable expenses paid on commission-based revenue.

INCOME TAXES
-------------------------------------------------------------
Effective tax rates             1995               1994
-------------------------------------------------------------
For the quarter ended           35.6%              32.0%
For the nine months ended       35.2               30.8
-------------------------------------------------------------

         The effective tax rate increase was primarily due to a $1.9 million tax reduction in each quarter of 1994 for the elimination of a portion of a deferred tax valuation allowance related to the acquisition of SNMC Management Corporation. In addition, the lower tax rate in 1994 resulted from a reduction in taxes in the amount of $2.7 million related to the establishment of the charitable foundation.

CAPITAL

------------------------------------------------------------------------
                                      For the Third Quarter Ended
                                      ---------------------------
                                            1995      1994
------------------------------------------------------------------------
Equity/assets ratio                          7.02%    7.32%
Equity/loans                                10.26    11.45
Tangible equity/tangible assets*             6.18     6.54
Book value per share                       $24.78   $22.76
------------------------------------------------------------------------

* Mortgage servicing rights are included as tangible assets.


         Average shareholders' equity, through the retention of net income, increased 6 percent from the third quarter of 1994. For an institution to qualify as well-capitalized as set forth in the banking regulations, Tier 1 capital, Total capital, and leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. On September 30, 1995, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards as shown in the Regulatory Capital table.
         During the second quarter of 1995, First Tennessee repurchased $30.6 million of its stock, and in the third quarter of 1995, repurchased $32.7 million of its stock in anticipation of acquiring Financial Investment Corp.
(FIC), a bank holding company in Springdale, Arkansas. This acquisition was completed after quarter-end (see Subsequent Events), and $70 million of First Tennessee stock was issued to FIC shareholders at the close.

Liquidity

         During the third quarter of 1995, average core deposits, the most stable source of liquidity, funded 65 percent of total average assets while funding from short-term purchased funds was 23 percent. Average interest-bearing core deposits grew 4 percent from the third quarter of 1994. Short-term purchased funds include: certificates of deposit greater than $100,000; federal funds purchased; securities sold under agreements to repurchase; commercial paper; and other borrowed funds. Short-term purchased funds remained flat at $2.3 billion for September 30, 1995 and 1994, while term borrowings increased $89.4 million for the same period as loan growth, especially in the mortgage warehouse, outpaced deposit growth.

ASSET QUALITY AND CREDIT RISK MANAGEMENT

         First Tennessee manages asset quality and credit risk by maintaining diversification in its loan portfolio and through adherence to its credit policy. First Tennessee's goal is not to avoid risk, but to manage it.
Barring any major changes in the economy, asset quality is expected to remain relatively stable in the fourth quarter based on the current mix in the commercial and consumer loan portfolios. At September 30, 1995, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.
         Commercial loans are internally assigned a credit rating, ranging from A to F. Loans graded C and above were 96 percent of total graded loans at September 30, 1995, compared with 94 percent at September 30, 1994. Commercial real estate loans were $566.1 million at September 30, 1995, compared with $529.4 million at September 30, 1994, as originally reported. Construction and development loans were $197.2 million at the end of the third quarter of 1995, an increase of $73.0 million from the amounts originally reported for the third quarter of 1994, due to a favorable real estate market which has grown consistently since the first quarter of 1994. The Loans Secured by Real Estate table reflects the diversity in real estate loans by project type.
         The Net Loans and Foreclosed Real Estate table provides a breakdown of the commercial loan portfolio of FTBNA by grades and major loan types as of September 30, 1995 and 1994, and year-end 1994. This table also presents information on consumer loans, credit card receivables, mortgages, and other First Tennessee bank subsidiaries.
         The allowance for loan losses reflects management's judgment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. The evaluation process to determine potential losses includes consideration of the industry, specific conditions of the individual borrower, and the general economic environment. As these factors change, the loan loss provision changes.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

------------------------------------------------------------------------
                                           For the Third Quarter Ended
                                           ---------------------------
 (Dollars in millions)                            1995        1994
------------------------------------------------------------------------
Beginning balance                               $110.7      $110.4
Provision for loan losses                          5.9         4.2
Allowance of acquired bank                          .2           -
Net charge-offs                                   (5.9)       (4.4)
------------------------------------------------------------------------
  Ending balance                                $110.9      $110.2
------------------------------------------------------------------------
Ratios:
Allowance to loans*                               1.43%       1.62%
Net charge-offs to average loans*                  .30         .26
Net charge-offs to allowance                      21.4        16.0
------------------------------------------------------------------------

                                             For the Nine Months Ended
                                             -------------------------
                                                  1995        1994
------------------------------------------------------------------------
Beginning balance                               $109.9      $110.7
Provision for loan losses                         13.3        12.9
Allowance of acquired bank                         1.0           -
Net charge-offs                                  (13.3)      (13.4)
------------------------------------------------------------------------
  Ending balance                                $110.9      $110.2
------------------------------------------------------------------------
Ratios:
Allowance to loans*                               1.43%       1.62%
Net charge-offs to average loans*                  .24         .27
Net charge-offs to allowance                      16.0        16.3
------------------------------------------------------------------------

* Net of unearned income; includes mortgage warehouse loans held for sale reported on the Consolidated Statements of Condition.


         Excluding mortgage warehouse loans, the ratio of allowance for loan losses to loans would have been 1.58 percent at September 30, 1995, and 1.76 percent at September 30, 1994. Net charge-offs increased to $5.9 million or
 .30 percent of average loans for the quarter ended September 30, 1995. For the nine-month period, net charge-offs were relatively flat at $13.3 million or .24 percent of average loans. Commercial and real estate loan net charge-offs were $.4 million for the third quarter of 1995 or .05 percent of average commercial and real estate loans compared with $.5 million or .07 percent for the same period in 1994. For the nine-month period, commercial and real estate loan net recoveries were $1.7 million, compared with $2.1 million net charge-offs for the same period in 1994. Consumer loan net charge-offs were $4.0 million for the nine months of 1995 compared with $3.5 million for the nine months of 1994. In both periods this represented .23 percent of average consumer loans net of unearned income. Credit card receivable net charge-offs were $10.8 million for the nine months of 1995 or 3.07 percent of credit card receivables compared with $7.8 million or 2.44 percent for the same period in 1994. As shown in the Nonperforming Assets table, nonperforming assets decreased 28 percent from September 30, 1994. Nonperforming loans decreased 9 percent and foreclosed real estate decreased 41 percent for the same time period. The Changes in Nonperforming Assets table provides additional detail regarding nonperforming assets since September 30, 1994.

NONPERFORMING ASSETS

------------------------------------------------------------------------
                                           September 30     December 31
                                           ------------     -----------
 (Dollars in thousands)                    1995     1994       1994
------------------------------------------------------------------------
Amounts:
Impaired loans*                          $ 9,167
Other nonaccrual loans                     7,472
------------------------------------------------------------------------
  Total nonaccrual loans                  16,639   $17,877   $16,853
Restructured loans                             -       459       158
------------------------------------------------------------------------
  Total nonperforming loans               16,639    18,336    17,011
Foreclosed real estate                    13,714    23,085    19,215
Other assets                               1,094     2,087     2,055
------------------------------------------------------------------------
  Total nonperforming assets             $31,447   $43,508   $38,281
========================================================================
Past due loans:**
  Non-government guaranteed              $16,542   $12,589   $13,297
  Government guaranteed                    9,984    10,827    10,030
------------------------------------------------------------------------
Ratios:
Nonperforming loans to total
  loans***                                   .22%      .27%      .24%
Nonperforming assets to total
  loans, plus foreclosed real
  estate and other assets***                 .41       .64       .54
Nonperforming assets and non-
  government guaranteed past
  due loans to total loans, plus
  foreclosed real estate and
  other assets***                            .62       .82       .73
------------------------------------------------------------------------

All loans shown net of unearned income.
*  Includes $365,000 restructured loans.
** Loans that are 90 days or more past due as to principal and/or interest and not yet impaired or on nonaccrual status.
***Total loans includes mortgage warehouse loans held for sale reported on the Consolidated Statements of Condition.


CHANGES IN NONPERFORMING ASSETS

---------------------------------------------------------------------------------
                                                For the Quarters Ended
                                      -------------------------------------------
                                                 1995                  1994
---------------------------------------------------------------------------------
(Dollars in millions)                 9/30       6/30      3/31   12/31     9/30
---------------------------------------------------------------------------------
Beginning balance                    $31.3      $36.0     $38.3   $43.5    $54.1
New nonperformers                      4.3        9.8       2.3     6.5      3.0
Return to accrual                        -          -       (.2)      -        -
Payments                              (3.3)     (12.8)     (4.0)  (10.3)   (12.6)
Charge-offs                            (.9)      (1.7)      (.4)   (1.4)    (1.0)
----------------------------------------------------------------------------------
  Ending balance                     $31.4      $31.3     $36.0   $38.3    $43.5
----------------------------------------------------------------------------------


         Past due loans were $26.5 million at September 30, 1995, a $3.1 million increase from the $23.4 million reported at September 30, 1994. Potential problem assets, which are not included in nonperforming assets, were $68.4 million at September 30, 1995, which remained approximately 1 percent of total loans.

OFF-BALANCE SHEET ACTIVITY

         In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments in order to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into: those Held or Issued for Purposes other than bond division and those Held or Issued for bond division as noted in the Off-Balance Sheet Financial Instruments table.
         The Held or Issued for Purposes other than bond division category includes such instruments as loan commitments and customer requests, as well as tools used for interest rate risk management. Commitments to extend credit are agreements to lend to a customer at a future date. Since many of the commitments are expected to expire without being drawn upon fully, the total commitment amounts do not necessarily represent future cash requirements. Interest rate risk management instruments may include interest rate swaps, caps, floors, and forward contracts. During the first quarter of 1995, First Tennessee terminated $500 million of a $1 billion basis swap. This swap was executed as a tool to manage interest rate risk. The remaining $500 million of the basis swap was terminated during the second quarter of 1995. As of September 30, 1995, deferred losses from terminated swap transactions were

$11.3 million and will be amortized through May 1996. The mortgage banking entities use forward sales and options to hedge interest rates between the time a mortgage note rate is locked to the customer and the time the loan is funded and securitized.
         In the normal course of business, the bond division buys and sells mortgage securities, municipal bonds, and other securities that settle on a delayed basis. Under generally accepted accounting principles, these instruments are considered forward contracts as shown in the table.

SUBSEQUENT EVENTS

Acquisitions

         On October 1, 1995, First Tennessee acquired Financial Investment Corporation (FIC), parent company of the First National Bank of Springdale in Springdale, Arkansas. First National Bank, which became a subsidiary of First Tennessee, had $349.3 million in total assets, $291.7 million in total deposits, and $48.0 million in shareholders' equity at September 30, 1995. The purchase price was $70 million and FIC's shareholders exchanged each share of FIC stock for .7181 shares of First Tennessee's stock. This acquisition was accounted for as a purchase.

FDIC Premiums

         The FDIC increased deposit insurance to $.23 per $100 of deposits in 1991. When this increase occurred, First Tennessee assessed only a portion of this cost to its customers. In August of 1995, the FDIC voted to lower FDIC premiums paid by well-capitalized banks to $.04 per $100 of deposits. First Tennessee will benefit approximately $3.3 million per quarter from this reduction in premiums. Fees received from customers, that have partially offset the overall cost of the deposit insurance premium, will no longer be assessed; thus reducing revenues approximately $1.2 million per quarter going forward.

Proposed Banking Changes

         Congress is currently discussing various proposals to fully capitalize the Savings Association Insurance Fund (SAIF). A one-time assessment could potentially be charged to all institutions that have SAIF-insured deposits.
The timing of the assessment could be as early as the fourth quarter of 1995. In management's opinion, the maximum pre-tax cost to First Tennessee is estimated to be approximately $6.5 million. A decrease in this assessment is being considered for Oakar banks. Oakar banks are banks that bought thrift deposits insured by SAIF, such as First Tennessee through the acquisition of Home Financial Corporation in 1992.

RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1995

                                                                                Interest Sensitivity Period
                                                          ---------------------------------------------------------------------
                                                          Within 3   After 3 months    After 6 months
(Dollars in millions)                                      Months    Within 6 months  Within 12 months  Other         Total
-------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans                                                      $ 3,849        $  409         $   867      $ 2,613        $  7,738
Investment securities                                          140            96             231        1,522           1,989
Other earning assets                                           328            --              --           --             328
-------------------------------------------------------------------------------------------------------------------------------
                Total earning assets                       $ 4,317        $  505         $ 1,098      $ 4,135        $ 10,055
===============================================================================================================================
EARNING ASSET FUNDING:
Interest-bearing deposits                                  $ 2,277        $  501         $   642      $ 2,845        $  6,265
Short-term purchased funds                                   1,881            --              --           --           1,881
Term borrowings                                                 22             1               3          175             201
Noninterest-bearing funds                                      152            (6)            (72)       1,634           1,708
------------------------------------------------------------------------------------------------------------------------------
                Total earning asset funding                $ 4,332        $  496         $   573      $ 4,654        $ 10,055
===============================================================================================================================
RATE SENSITIVITY GAP:
Period                                                     $   (15)       $    9         $   525      $  (519)
Cumulative                                                     (15)           (6)            519           --
-------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVITY GAP ADJUSTED FOR INTEREST
   RATE FUTURES AND INTEREST RATE SWAPS:
Period                                                     $  (428)       $   30         $   603      $  (205)
Cumulative                                                    (428)         (398)            205           --
-------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GAP AS A PERCENT OF EARNING ASSETS:
Period                                                        (4.3)%          .3 %           6.0 %       (2.0)%
Cumulative                                                    (4.3)         (4.0)            2.0           --
-------------------------------------------------------------------------------------------------------------------------------

Interest-sensitive categories represent ranges in which assets and liabilities can be repriced, not necessarily their actual maturities. Other amounts include assets and liabilities with interest sensitivity of more than 12 months or with indefinite repricing schedules.

REGULATORY CAPITAL AT SEPTEMBER 30, 1995

                                                                                                           Peoples
(Dollars in thousands)                                     First Tennessee (1)    FTBNA (2)     CBT (3)   and Union (4)
-----------------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 capital:
     Shareholders' common equity                             $    824,680    $    762,068     $  24,579    $  15,102
     Disallowed intangibles                                       (75,386)        (70,060)           --           --
     Adjust for unrealized holding (gains)/losses on
          available for sale securities                            (1,797)           (462)         (449)         (21)
-----------------------------------------------------------------------------------------------------------------------
          Total Tier 1 capital                                    747,497         691,546        24,130       15,081
-----------------------------------------------------------------------------------------------------------------------
Tier 2 capital:
     Qualifying debt                                               79,829          75,000            --           --
     Qualifying allowance for loan losses                         106,427         101,391         1,870          827
-----------------------------------------------------------------------------------------------------------------------
          Total Tier 2 capital                                    186,256         176,391         1,870          827
-----------------------------------------------------------------------------------------------------------------------
          Total capital                                      $    933,753    $    867,937     $  26,000    $  15,908
=======================================================================================================================
Risk-adjusted assets                                         $  8,514,179    $  8,108,097     $ 148,426    $  66,072
Quarterly average assets                                       11,616,075      11,036,987       238,786      117,746
-----------------------------------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to risk-adjusted assets                               8.78 %          8.53 %       16.26 %      22.83 %
Tier 2 capital to risk-adjusted assets                               2.19            2.17          1.26         1.25
-----------------------------------------------------------------------------------------------------------------------
Total capital to risk-adjusted assets                               10.97 %         10.70 %       17.52 %      24.08 %
=======================================================================================================================
Leverage - Tier 1 capital to
   adjusted quarterly average assets                                 6.48 %          6.31 %       10.11 %      12.81 %
    less disallowed intangibles

                                                                                               Peoples
(Dollars in thousands)                                        Planters (5)    FTBNA-MS (6)     Bank (7)
---------------------------------------------------------------------------------------------------------
CAPITAL:
Tier 1 capital:
     Shareholders' common equity                             $      6,389    $      6,802     $  17,700
     Disallowed intangibles                                                          (697)       (9,065)
     Adjust for unrealized holding (gains)/losses on
          available for sale securities                                79              --          (312)
---------------------------------------------------------------------------------------------------------
          Total Tier 1 capital                                      6,468           6,105         8,323
---------------------------------------------------------------------------------------------------------
Tier 2 capital:
     Qualifying debt                                                   --              --            --
     Qualifying allowance for loan losses                             416             500           583
---------------------------------------------------------------------------------------------------------
          Total Tier 2 capital                                        416             500           583
---------------------------------------------------------------------------------------------------------
          Total capital                                      $      6,884    $      6,605     $   8,906
=========================================================================================================
Risk-adjusted assets                                         $     32,757    $     39,881     $  46,319
Quarterly average assets                                           59,671          61,988       103,365
---------------------------------------------------------------------------------------------------------
RATIOS:
Tier 1 capital to risk-adjusted assets                              19.75 %         15.31 %       17.97 %
Tier 2 capital to risk-adjusted assets                               1.27            1.25          1.26
---------------------------------------------------------------------------------------------------------
Total capital to risk-adjusted assets                               21.02 %         16.56 %       19.23 %
=========================================================================================================
Leverage - Tier 1 capital to
   adjusted quarterly average assets                                10.84 %          9.96 %        8.83 %
    less disallowed intangibles

(1) First Tennessee National Corporation (2) First Tennessee Bank National Association
(3) Cleveland Bank and Trust Company  (4) Peoples and Union Bank  (5) Planters
    Bank
(6) First Tennessee Bank National Association Mississippi (7) Peoples Bank of Senatobia

Based on regulatory guidelines

LOANS AND FORECLOSED REAL ESTATE, PERIOD-END AMOUNTS

                                                                                  September 30, 1995
                                                   --------------------------------------------------------------------------
                                                                    Construction                                    Allowance
                                                                        and            Commercial                   For Loan
(Dollars in millions)                              Commercial        Development      Real Estate        Total       Losses
-----------------------------------------------------------------------------------------------------------------------------
Internal grades:
   A                                                 $  180            $  -               $  3          $  183       $  -
   B                                                    407              15                 56             478          1
   C                                                  1,799             176                478           2,453         23
   D                                                     55               3                 11              69          5
   E                                                     24               1                  9              34          3
   F                                                     19               1                  8              28          7
-----------------------------------------------------------------------------------------------------------------------------
                                                      2,484             196                565           3,245         39
Impaired loans:
   Contractually past due                                 6               1                  1               8          4
   Contractually current                                  1               -                  -               1          -
Nonaccrual loans:
   Contractually past due                                 1               -                  -               1          -
   Contractually current                                  -               -                  -               -          -
-----------------------------------------------------------------------------------------------------------------------------
Total commercial &
     commercial real estate loans                    $2,492            $197               $566          $3,255       $ 43
-----------------------------------------------------------------------------------------------------------------------------
Retail:
  Consumer                                                                                               2,355         20
  Credit card                                                                                              498         19
  Permanent mortgages                                                                                      664          4
  Mortgage warehouse loans held for sale                                                                   715          -
  Mortgage banking nonaccrual loans                                                                          7          1
-----------------------------------------------------------------------------------------------------------------------------
Total retail loans                                                                                       4,239         44
-----------------------------------------------------------------------------------------------------------------------------
Cleveland Bank & Trust Company                                                                             148          3
Planters Bank                                                                                               27          1
Peoples Bank                                                                                                45          1
Other/Unfunded commitments                                                                                  24          3
General reserve                                                                                              -         16
-----------------------------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income                                                                 $7,738       $111
=============================================================================================================================
Foreclosed real estate:
  Foreclosed property                                $    1            $  8               $  2          $   11
  Foreclosed property - mortgage banking                                                                     3
-----------------------------------------------------------------------------------------------------------------------------
    Total foreclosed real estate                                                                        $   14
=============================================================================================================================

                                                                    September 30, 1994               December 31, 1994
                                                               -----------------------------     --------------------------
                                                                               Allowance                          Allowance
                                                                               For Loan                           For Loan
(Dollars in millions)                                          Total            Losses            Total            Losses
---------------------------------------------------------------------------------------------------------------------------
Internal grades:
   A                                                           $  172            $  -             $  207            $  -
   B                                                              403               1                399               1
   C                                                            2,179              23              2,284              23
   D                                                               83               6                 74               7
   E                                                               47               4                 26               4
   F                                                               27               9                 39               9
---------------------------------------------------------------------------------------------------------------------------
                                                                2,911              43              3,029              44
Impaired loans:
   Contractually past due                                           -               -                  -               -
   Contractually current                                            -               -                  -               -
Nonaccrual loans:
   Contractually past due                                           7               4                  6               2
   Contractually current                                            5               3                  4               2
---------------------------------------------------------------------------------------------------------------------------
Total commercial &
     commercial real estate loans                              $2,923            $ 50             $3,039            $ 48
---------------------------------------------------------------------------------------------------------------------------
Retail:
  Consumer                                                      2,126              20              2,191              20
  Credit card                                                     448              18                475              19
  Permanent mortgages                                             570               2                586               2
  Mortgage warehouse loans held for sale                          559               -                515               0
  Mortgage banking nonaccrual loans                                 4               1                  6               1
---------------------------------------------------------------------------------------------------------------------------
Total retail loans                                              3,707              41              3,773              42
---------------------------------------------------------------------------------------------------------------------------
Cleveland Bank & Trust Company                                    138               3                139               3
Planters Bank                                                      28               1                 25               1
Peoples Bank                                                        -               -                  -               -
Other/Unfunded commitments                                         26               2                 37               3
General reserve                                                     -              13                  -              13
---------------------------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income                        $6,822            $110             $7,013            $110
===========================================================================================================================
Foreclosed real estate:
  Foreclosed property                                          $   10                             $   14
  Foreclosed property - mortgage banking                           13                                  5
---------------------------------------------------------------------------------------------------------------------------
    Total foreclosed real estate                               $   23                             $   19
===========================================================================================================================

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

LOANS SECURED BY REAL ESTATE, PERIOD-END AMOUNTS


                                                                                                       September 30, 1995
                                                                                    ------------------------------------------------
                                                                                   Construction          Commercial
(Dollars in millions)                                                              & Development         Real Estate    Total
------------------------------------------------------------------------------------------------------------------------------------
RISK CATEGORIES:
Real estate collateral serves as only source of repayment                           $      120            $    168    $     288
Real estate collateral is primary source of
   repayment with a substantial secondary source                                            77                 398          475
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                                     $      197            $    566    $     763
====================================================================================================================================
PROJECT TYPE:
Apartments                                                                          $       15            $    100    $     115
Hotels/Motels                                                                                6                  64           70
Office buildings - multi-tenant                                                              1                  49           50
Single family builder                                                                       83                   5           88
Shopping centers                                                                            40                 106          146
Commercial/Special purpose units                                                            11                  83           94
All other                                                                                   41                 159          200
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                                     $      197            $    566    $     763
====================================================================================================================================



                                                                                             December 31, 1994
                                                                       -------------------------------------------------------------
                                                                       Construction         Commercial
(Dollars in millions)                                                  & Development        Real Estate        Total
------------------------------------------------------------------------------------------------------------------------------------
RISK CATEGORIES:
Real estate collateral serves as only source of repayment              $        79           $    170        $     249
Real estate collateral is primary source of
   repayment with a substantial secondary source                                60                366              426
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                        $       139           $    536        $     675
====================================================================================================================================
PROJECT TYPE:
Apartments                                                             $         6           $     74        $      80
Hotels/Motels                                                                    8                 48               56
Office buildings - multi-tenant                                                  2                 56               58
Single family builder                                                           53                  4               57
Shopping centers                                                                23                136              159
Commercial/Special purpose units                                                 8                 75               83
All other                                                                       39                143              182
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                        $       139           $    536        $     675
====================================================================================================================================

Based on internal loan classifications for graded loans.
Excludes Cleveland Bank & Trust, Planters Bank, and Peoples Bank.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT SEPTEMBER 30, 1995

                                                          Notional                                                        Notional
(Dollars in millions)                                      Value                                                           Value
-----------------------------------------------------------------------------------------------------------------------------------
HELD OR ISSUED FOR PURPOSES OTHER THAN BOND DIVISION                 HELD OR ISSUED FOR BOND DIVISION
Commitments to extend credit:                                        Forward contracts:
          Consumer credit card lines                      $1,593.4             Commitments to purchase                     $1,030.3
          Consumer home equity                               239.1             Commitments to sell                          1,142.7
          Commercial real estate and
             construction and land development               293.2   Futures contracts:
          Mortgage banking                                   568.9             Commitment to purchase                          10.0
          Other                                            1,303.1
                                                                     Interest rate swap receive fixed/ pay floating            75.0
Commercial and standby letters of credit                     243.2
                                                                     Securities underwriting commitments                         .3
Foreign exchange contracts, net position                        .6

Interest rate risk management activities:
          Interest rate swap receive fixed/
             pay floating - amortizing                       552.8
          Mortgage banking
             Commitments to sell loans, net position         893.9
             Put options purchased                            40.5
          Eurodollar placement futures                         -

                                    Part II.
                                    --------
                               OTHER INFORMATION

Items 1, 2, 3, 4 and 5.
-----------------------
As of the end of the third quarter, 1995, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b)  No reports on Form 8-K were filed during the third quarter of 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST TENNESSEE NATIONAL CORPORATION
                                     ------------------------------------
                                                 (Registrant)





DATE:    11/13/95                      By:    Elbert L. Thomas Jr.
      --------------------                 ------------------------------
                                              Elbert L. Thomas Jr.
                                           Senior Vice President and
                                            Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

                                 EXHIBIT INDEX




Exhibit No.                       Exhibit Description                                   Page No.
-----------                       -------------------                                   --------
 4            The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt.  See Note 12 in the Corporation's
              1994 Annual Report to Shareholders.  In addition, the Corporation entered into a Credit Agreement dated as of July 25, 1995 with Bank of America National Trust and Savings Association, as agent, and other financial institutions.  None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries.  Thus, copies of constituent instruments defining the rights of the holders of such debt are not required to be included as exhibits.  The
              Corporation agrees to furnish copies of such instruments to the
              Securities and Exchange Commission upon request.

11            Statement re Computation of Per Share Earnings                          Filed Herewith

27            Financial Data Schedule (for SEC use only)                              Filed Herewith
