Form 10-K
period 1995-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1996-03-25
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
  [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
                                     - or -
  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the Transition period from __________ to__________

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

                      $1.25 Par Value Common Capital Stock
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

At February 23, 1996, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $2.05 billion.

At February 23, 1996, the registrant had 67,314,733 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1.       Portions of Annual Report to Shareholders for the year ended 12/31/95
         - Parts I, II, and IV.

2. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/16/95 - Part III.

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1995, the Corporation had total assets of $12.1 billion and ranked first in terms of total assets among Tennessee-headquartered bank holding companies and ranked 50th nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services.
The Corporation is primarily engaged in the commercial banking business. Significant operations are, however, conducted in mortgage banking and the bond division, which are described in more detail in the response to Item 7 of Part II hereof and Note 18 to the Consolidated Financial Statements. During 1995 approximately 44% of revenues were provided by net interest income and approximately 56% of revenues were provided by fee income-based business lines. As a bank holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allows coordination of selected policies and activities.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 1995 it generated gross revenue of approximately $845.5 million and contributed 97.5% of consolidated net income from continuing operations. At December 31, 1995, the Bank had $11.1 billion in total assets, $7.8 billion in total deposits, and $7.5 billion in net loans. Within the State of Tennessee on December 31, 1995, it ranked first among banks in terms of total assets and deposits. Nationally, it ranked 63rd in terms of total assets as of September 30, 1995. On December 31, 1995, the Corporation's subsidiary banks had 232 banking locations in 20 Tennessee counties, including all of the major metropolitan areas of the state, 11 banking locations in Mississippi and 4 banking locations in Arkansas. Subsidiaries of the Bank at December 31, 1995, provided mortgage banking services through approximately 145 offices in 28 states.

         An element of the Corporation's business strategy is to seek acquisitions that would enhance long-term shareholder value. The Corporation has an acquisitions department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy. Acquisitions which closed during the past three years are described in Note 2 to the Consolidated Financial Statements contained in the Corporation's 1995 Annual Report to Shareholders (the "1995 Annual Report"), which note is incorporated herein by reference.

         The Corporation provides the following services through its subsidiaries:

         - general banking services for consumers, small businesses, corporations, financial institutions, and governments
         -       mortgage banking services
         - bond division--primarily sales and underwriting of bank-eligible securities and mortgage loans and advisory services
         -       trust, fiduciary, and agency services
         -       nationwide check clearing services
         -       credit card products
         - merchant credit card and automated teller machine transaction processing
         - discount brokerage, brokerage, venture capital, equipment finance and credit life insurance
         -       investment and financial advisory services
         -       mutual fund sales as agent
         -       check processing software and systems.

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

         Expenditures for research and development activities were not material for the years 1993, 1994 or 1995.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 1995, the Corporation and its subsidiaries had approximately 7,476 full-time-equivalent employees, not including contract labor for certain services, such as guard and house-keeping.

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

                 In addition, the BHCA permits the Federal Reserve Board to approve an application by a bank holding company to acquire a bank located outside the acquiror's principal state of operations without regard to whether the transaction is prohibited under state law. See " --Interstate Act." Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of September 30, 1995, the Corporation estimates that it held approximately 17% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee Bank to establish branches in any county in Tennessee. Management cannot predict the extent to which the business of the Corporation and its subsidiaries may be affected by recent federal and Tennessee legislation relating to interstate and intrastate acquisitions and branching activities.

                 The Corporation's subsidiary banks (the "Subsidiary Banks") are subject to supervision and examination by applicable federal and state banking agencies. The Bank, First National Bank of Springdale, Springdale, Arkansas, and First Tennessee Bank National Association Mississippi, Southaven, Mississippi, are national banking associations subject to regulation and supervision by the Comptroller as their primary federal regulator. The remaining Subsidiary Banks are Cleveland Bank and Trust Company, Cleveland, Tennessee, and Peoples and

         Union Bank, Lewisburg, Tennessee, which are Tennessee state-chartered banks and Peoples Bank, Senatobia, Mississippi, and Planters Bank, Tunica, Mississippi, which are Mississippi state-chartered banks, none of which are members of the Federal Reserve System, and therefore are subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as well as state banking authorities. In addition, all of the Subsidiary Banks are insured by, and subject to regulation by, the FDIC. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

                 At December 31, 1995, under dividend restrictions imposed under applicable federal and state laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $236 million.

                 The payment of dividends by the Corporation and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants.

         Transactions with Affiliates

                 There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries can borrow or otherwise obtain credit from the Subsidiary Banks. There are also legal restrictions on the Subsidiary Banks' purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, a Subsidiary Bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, a Subsidiary Bank (including for purposes of this paragraph all subsidiaries of such Subsidiary Bank) may not extend credit to the Corporation or to any other affiliate (other than another Subsidiary Bank and certain exempted affiliates) in an amount which exceeds 10% of the Subsidiary Bank's capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus.
         Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Subsidiary Banks to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between a Subsidiary Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such Subsidiary Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Capital Adequacy

                 The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1995, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 8.58% and 11.50%, respectively.

                 In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets subject to certain exceptions (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 1995 was 6.43%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

                 Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller or the FDIC, as the case may be. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1995. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

                 Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See "--FDICIA."

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

         Holding Company Structure and Support of Subsidiary Banks

                 Because the Corporation is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries) except to the extent that the Corporation may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over the creditors in the event of liquidation of a bank subsidiary.

                 Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve Board policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

         FDICIA

                 The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a Total Risk-Based Capital Ratio of less than 6%, a Tier 1 Risk-Based Capital Ratio of less than 3% or a Leverage Ratio of less than 3% and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

                 The Corporation believes that at December 31, 1995 all of the Subsidiary Banks were well capitalized under the criteria discussed above.

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

         Interstate Act

                 Subject to certain limitations, the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, permits on an interstate basis (i) bank holding company acquisitions after September 29, 1995, of banks which satisfy a minimum age requirement, if any, imposed by state law, which cannot exceed five years; (ii) bank mergers after May 31, 1997, unless the home state of either bank has enacted legislation to "opt out" of this provision of the federal Interstate Act; (iii) bank branching de novo if the host state has enacted legislation to "opt in" to this provision of the federal Interstate Act; and (iv) certain bank agency activities after September 29, 1995. The federal Interstate Act imposes a 30% intrastate deposit cap on interstate acquisitions, except for the initial acquisition in the state, unless a different intrastate cap has been adopted by the applicable state, and a 10% national deposit cap. With respect to the Interstate Act, Tennessee has adopted a five year minimum age requirement for banks (see "--General"), has not "opted out" of the bank merger provisions, and has not "opted in" to the de novo bank branching provision.

         Brokered Deposits and "Pass-Through" Insurance

                 The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and "pass-through" insurance. Under the regulations, a bank cannot accept a rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that all the Subsidiary Banks were well capitalized as of December 31, 1995, the Corporation believes the brokered deposits regulation will have no present effect on the funding or liquidity of any of the Subsidiary Banks.

         FDIC Insurance Premiums

                 The Subsidiary Banks are required to pay semiannual FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $.23 to $.31 for every $100 of deposits. The FDIC revised the assessment rate schedule for the Bank Insurance Fund ("BIF") on August 8, 1995 (effective retroactively to June 1, 1995) to provide for a range of $.04 to $.31 for every $100 of deposits. The FDIC again revised the BIF schedule on November 14, 1995 (effective January 1, 1996) to provide for a range of $.00 to $.27, subject to a minimum assessment of $1,000 per semiannual period. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

                 A portion of the deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") as a result of the acquisition of Home Financial Corporation in 1992. The assessment rate schedule for SAIF remains at $.23 to $.31 for every $100 of deposits.

                 The FDIC is authorized by federal law to raise insurance premiums in certain circumstances. The law specifies a designated reserve ratio target of 1.25 percent of estimated insured deposits and requires the FDIC to set assessments at a level to maintain the target or, if the reserve ratio is less than the target, to set assessments rates at a level sufficient to increase the reserve ratio to the target within one year or as otherwise specified by the FDIC under the law. The target ratio has been achieved with respect to BIF.

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

Competition.

         The Corporation and its subsidiaries face substantial competition in all aspects of the businesses in which they engage from national and state banks located in Tennessee and large out-of-state banks as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market mutual funds, insurance companies, securities firms, mortgage banking companies and others. For certain information on the competitive position of the Corporation and the Bank, refer to page 1. Also, refer to the subsections entitled "Supervision and Regulation" and "Effect of Governmental Policies," both of which are relevant to an analysis of the Corporation's competitors. Due to the intense competition in the financial industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsection entitled "Deposits, Other Sources of Funds, and Liquidity Management," contained in the 1995 Annual Report, which sections are specifically incorporated herein by reference, along with all of the tables and graph in the 1995 Annual Report, which are identified separately in response to Item 7 of Part II of this Form 10-K, which are incorporated herein by reference. As permitted by SEC rules, attached to this Form 10-K as Exhibit 13 are only those sections of the 1995 Annual Report that have been incorporated by reference into this Form 10-K.

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

         Bills are pending before the United States Congress and the Tennessee General Assembly and other state legislatures which could affect the business of the Corporation and its subsidiaries, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 1995 Annual Report along with all of the tables and graph identified in response to Item 7 of Part II of this Form 10-K; certain information not contained in the 1995 Annual
Report, but required by Guide 3, is contained in the tables immediately following:

                      FIRST TENNESSEE NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                            BALANCES AT DECEMBER 31
                                  (Thousands)
                                  (Unaudited)


II.    Investment
        Portfolio
      (Book Value):                             1995 *                 1994 *           1993 **
-----------------------------------------------------------------------------------------------
Mortgage-backed securities &
     collateralized mortgage
     obligations                              $1,681,593            $1,678,238       $1,677,277

U.S. Treasury and other
     U.S. government agencies                    264,837               350,276          443,848

States and political subdivisions                104,082                77,522           93,900

Other                                             60,887                64,879           96,280
                                       ---------------------------------------------------------
                  Total                       $2,111,399            $2,170,915       $2,311,305
------------------------------------------------------------------------------------------------
*   Balances represent securities held - to - maturity
    and securities available - for - sale.

**  Balances represent the investment portfolio.

III.      Loan
        Portfolio                               1995                   1994             1993               1992           1991
---------------------------------------------------------------------------------------------------------------------------------
Commercial                                    $3,330,929            $2,991,231       $2,694,416        $2,348,739      $2,376,048

Consumer                                       2,525,889             2,263,007        1,819,950         1,342,650       1,131,176

Credit card receivables                          529,104               475,489          428,075           412,207         402,822

Real estate construction                         238,863               160,368           75,844            48,598         107,466

Permanent mortgage                               689,458               591,094          514,424           603,572         651,856

Nonaccrual                                        19,040                16,853           27,639            32,782          50,729
                                          ---------------------------------------------------------------------------------------
           Total                              $7,333,283            $6,498,042       $5,560,348        $4,788,548      $4,720,097
---------------------------------------------------------------------------------------------------------------------------------

VII.     Short-Term
         Borrowings                             1995                   1994             1993
-----------------------------------------------------------------------------------------------
Federal funds purchased and
     securities sold under
     agreements to repurchase                 $1,674,225            $1,457,517       $1,025,124

Commercial paper                                  29,402                67,820           32,283

Other short-term borrowings                       57,118               284,702          900,390
                                          -----------------------------------------------------
           Total                              $1,760,745            $1,810,039       $1,957,797

-----------------------------------------------------------------------------------------------

FOREIGN OUTSTANDINGS AT DECEMBER 31


                                                1995                      1994                   1993
                                         ----------------------   ---------------------  -----------------------
                                                      % TOTAL                   % Total                  % Total
(Dollars in thousands)                   AMOUNT        ASSETS        Amount      Assets       Amount      Assets
----------------------------------------------------------------------------------------------------------------
BY COUNTRY:
Israel                                   $2,085        .02%          $2,118       .02%        $2,142        .02%
Canada                                      185         --              124        --            296         --
Indonesia                                   153         --               --        --            715        .01
Japan                                       119         --              645       .01            585        .01
United Kingdom                              101         --               68        --          2,454        .02
Saudi Arabia                                 74         --               --        --            241         --
Thailand                                     --         --              446        --             --         --
All other                                   245         --              177        --            165         --
----------------------------------------------------------------------------------------------------------------
        Total                            $2,962        .02%          $3,578       .03%        $6,598        .06%
================================================================================================================
BY TYPE:
Loans:
  Banks and other financial institutions $  364         --%          $  657       .01%        $4,073        .04%
  Governments and other institutions      2,000        .02            2,000       .02          2,000        .02
----------------------------------------------------------------------------------------------------------------
        Total loans                       2,364        .02            2,657       .03          6,073        .06
Cash                                        425         --              344        --            478         --
Customers' acceptances                       88         --              523        --             47         --
Accrued interest receivable                  85         --               54        --             --         --
----------------------------------------------------------------------------------------------------------------
        Total                            $2,962        .02%          $3,578       .03%        $6,598        .06%
================================================================================================================


MATURITIES OF SHORT-TERM PURCHASED FUNDS AT DECEMBER 31, 1995

                                                               0-3          3-6       6-12        Over 12
(Dollars in thousands)                                        Months       Months    Months       Months       Total
---------------------------------------------------------------------------------------------------------------------
Certificates of deposit $100,000 and more                  $  260,519      $86,488   $76,376    $ 96,729      520,112
Federal funds purchased and securities
  sold under agreements to repurchase                       1,674,225           --        --          --    1,674,225
Commercial paper and other short-term borrowings               80,735           76       151       5,558       86,520
---------------------------------------------------------------------------------------------------------------------
        Total                                              $2,015,479      $86,564   $76,527    $102,287   $2,280,857
=====================================================================================================================

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

                                    ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 1996. Officers are elected for a term of one year and until their successors are elected and qualified.

Name and Age                               Offices and Positions - Year First Elected to Office
Susan Schmidt Bies                         Executive Vice President (1985)
Age:  48                                   of the Corporation and the Bank
                                           and Manager of Risk Management (1995)

J. Kenneth Glass                           President - Tennessee Banking Group
Age:  49                                   of the Bank (1993) and Executive Vice President
                                           of the Corporation (1995)

Ralph Horn                                 Chairman of the Board (1996) and Chief Executive
Age:  54                                   Officer (1994) of the Corporation and the Bank
                                           and President of the Corporation (1991) and the
                                           Bank (1993)

Harry A. Johnson, III                      Executive Vice President (1990) and
Age:  47                                   General Counsel (1988) of the
                                           Corporation and the Bank


James F. Keen                              Senior Vice President
Age:  45                                   and Controller of the Corporation (1988) and
                                           principal accounting officer

John C. Kelley. Jr.                        President - Memphis Banking Group of
Age:  51                                   the Bank (1993) and Executive Vice President of the
                                           Corporation (1991)

George Perry Lewis                                 Executive Vice President of the
Age:  57                                           Bank (1976) and Money Management
                                                   Group Manager (1984)

John P. O'Connor, Jr.                              Executive Vice President of the
Age:  52                                           Corporation (1990) and the Bank (1987)
                                                   and Chief Credit Officer (1988)

Elbert L. Thomas, Jr.                              Executive Vice President (1995) and
Age:  47                                           Chief Financial Officer (1995)
                                                   of the Corporation and the Bank

G. Robert Vezina                                   Executive Vice President of the
Age:  61                                           Corporation and the Bank (1990) and
                                                   Personnel Division Manager (1984)

         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Prior to February of 1995, Ms. Bies was Chief Financial Officer of the Corporation and Bank. Mr. Glass was Executive Vice President of the Bank and Tennessee Banking Group Manager prior to January 1993. Mr. Horn was Vice Chairman of the Bank from August 1991 through January 1993. Prior to August 1991, Mr. Horn was Executive Vice President of the Bank and Manager of its Bond Division. Mr. Keen was Senior Vice President of the Bank prior to April 1993 and Controller of the Bank prior to January 1993. Mr. Kelley was Executive Vice President of the Bank and Corporate Services Group Manager prior to January of 1993. Mr. Thomas was a Senior Vice President of the Corporation and the Bank prior to December 1995. From January of 1993 to February of 1995, Mr. Thomas was Manager of Corporate Development. Prior to January of 1993, he was Manager of Corporate Tax.


                                    PART II

                                     ITEM 5
                   MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock, $1.25 par value, trades over-the-counter on the Nasdaq Stock Market's National Market System under the symbol FTEN. As of December 31, 1995, there were 8,796 shareholders of record of the Corporation's common stock. Additional information called for by this
Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial Data Table, Note 19 to the Consolidated Financial Statements, and the Deposits, Other Sources of Funds, and Liquidity Management subsection of the Management's Discussion and Analysis section of the 1995 Annual Report and to the Payment of Dividends subsection contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

                                     ITEM 6
                            SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial Data Table in the 1995 Annual Report.

                                     ITEM 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section and Glossary section in the 1995 Annual Report and the following tables and graph in the 1995 Annual Report:

Tables:                                                                  Graph:
-------                                                                  ------
Acquisitions                                                             1995 Net Interest Income and Net
Analysis of Noninterest Income                                            Interest Margin
Net Interest Income and Earning Assets
Analysis of Changes In Net Interest Income
Rate Sensitivity Analysis at December 31, 1995
Analysis of Noninterest Expense
Maturities of Investment Securities at December 31, 1995
Maturities of Loans at December 31, 1995
Credit Ratings at December 31, 1995
Regulatory Capital at December 31, 1995
Analysis of Allowance for Loan Losses
Loans and Foreclosed Real Estate at December 31
Net Charge-Offs as a Percentage of Average Loans
Nonperforming Assets at December 31
Changes in Nonperforming Assets
Summary of Quarterly Financial Information
Consolidated Average Balance Sheet and
    Related Yields and Rates
Consolidated Historical Performance
    Statements of Income
Selected Financial Data

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information Table in the 1995 Annual Report.

                                     ITEM 9
                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is inapplicable.


                                    PART III

                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's Proxy Statement mailed to shareholders in connection with the Corporation's Annual Meeting of Shareholders scheduled for April 16, 1996, (the "1996 Proxy Statement"). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Compliance with Section 16(a) of the Exchange Act" section of the 1996 Proxy Statement.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 1996 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).

                                    ITEM 12
                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is incorporated herein by reference to the Stock Ownership Table and the two paragraphs preceding the table in the 1996 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 1996 Proxy Statement.

                                    PART IV

                                    ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as a part of this Report:

         Financial Statements:

         -       Consolidated Statements of Condition as of December 31, 1995
                 and 1994
         - Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993
         - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993
         - Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993
         -       Notes to the Consolidated Financial Statements
         -       Report of Independent Public Accountants

                 The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 1995 Annual Report, as listed above, are incorporated herein by reference.

         Financial Statement Schedules:  Not applicable.

         Exhibits:

         (3)(i)      Restated Charter of the Corporation, as amended.
         (3)(ii)     Bylaws of the Corporation, as amended.
         (4)(a)      Shareholder Protection Rights Agreement, dated as of
                     9-7-89 between the Corporation and First Tennessee Bank
                     National Association, as Rights Agent, including as
                     Exhibit A the forms of Rights Certificate and of Election
                     to Exercise and as Exhibit B the form of Charter Amendment designating a series of Participating Preferred Stock of
                     the Corporation with terms as specified, attached as an
                     exhibit to the Corporation's Registration Statement on
                     Form 8-A filed 9-8-89, and incorporated herein by
                     reference.
         (4)(b)      Indenture, dated as of 6-1-87, between the Corporation and
                     Security Pacific National Trust Company (New York),
                     Trustee, attached as an exhibit to the Corporation's
                     Annual Report on Form 10-K for the
                     year ended 12-31-91, and incorporated herein by reference.
         (4)(c)      The Corporation and certain of its consolidated
                     subsidiaries have outstanding certain long-term debt.  See
                     Note 12 in the Corporation's 1995 Annual Report to
                     Shareholders.  None of such debt exceeds 10% of the total
                     assets of the Corporation and its consolidated
                     subsidiaries. Thus, copies of constituent instruments
                     defining the rights of holders of such debt are not
                     required to be included as exhibits.  The Corporation
                     agrees to furnish copies of such instruments to the
                     Securities and Exchange Commission upon request.
         *(10)(a)    Management Incentive Plan, as amended.(1)
         *(10)(b)    1983 Restricted Stock Incentive Plan, as amended.(1)
         *(10)(c)    1989 Restricted Stock Incentive Plan, as amended.(1)
         *(10)(d)    1992 Restricted Stock Incentive Plan.(1)
         *(10)(e)    1984 Stock Option Plan, as amended.(1)
         *(10)(f)    1990 Stock Option Plan, as amended.(1)
         *(10)(g)    Survivor Benefits Plan, as amended.(1)
         *(10)(h)    Directors and Executives Deferred Compensation Plan, as
                     amended.(1)
         *(10)(i)    Pension Restoration Plan, as amended and restated.
         *(10)(j)    Director Deferral Agreements (2) with schedule.
         *(10)(k)    Severance Agreements dated 12-15-92 (2) with schedule.
         *(10)(l)    1995 Employee Stock Option Plan.
         *(10)(m)    Non-Employee Directors' Deferred Compensation Stock Option
                     Plan.
         *(10)(n)    Ronald Terry post-retirement arrangement.
          (11)       Statement re: computation of per share earnings.
          (13)       The portions of the 1995 Annual Report to Shareholders
                     which have been incorporated by reference into this Form 10-K.
          (21)       Subsidiaries of the Corporation.
          (23)       Accountants' Consents
          (24)       Powers of Attorney
          (27)       Financial Data Schedule (for SEC use only)
          (99)       Annual Report on Form ll-K for the Corporation's Savings
                     Plan and Trust, for fiscal year ended 12-31-95, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form lO-K).

                     * Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

                     (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

                     (2) These documents are incorporated herein by reference to exhibits 10(k) and 10(l), respectively, contained in the Corporation's 1992 Annual Report on Form 10-K.

(b) A report on Form 8-K (with a Date of Report of November 1, 1995) was filed on November 2, 1995, in response to Item 5, Other Events, disclosing the Corporation's earnings release for the third quarter of 1995. The Report contained as exhibits the earnings release which had attached to it unaudited summary statements of income and average balance sheets for the three and six month periods ended September 30, 1995, and a September 30, 1995 period end balance sheet; the form of Indenture for Subordinated Debt Securities to be entered into by the Corporation and The Bank of New York ("BONY"), as Trustee; and The Statement of Eligibility, Form T-1, for BONY.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST TENNESSEE NATIONAL CORPORATION

         Date:  March 25, 1996         By:  Elbert L. Thomas, Jr.
                                            -----------------------------------
                                            Elbert L. Thomas, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                    Title                                           Date
         ---------                                    -----                                           ----
Ralph Horn*                              Chairman of the Board, President and                         March 25, 1996
----------------------                   Chief Executive Officer (principal executive
Ralph Horn                               officer) and a Director

Elbert L. Thomas, Jr.*                   Executive Vice President                                     March 25, 1996
----------------------                   and Chief Financial Officer
Elbert L. Thomas, Jr.                    (principal financial officer)

James F. Keen*                           Senior Vice President                                        March 25, 1996
----------------------                   and Controller (principal
James F. Keen                            accounting officer)

Jack A. Belz*                            Director                                                     March 25, 1996
----------------------
Jack A. Belz


Robert C. Blattberg*                     Director                                                     March 25, 1996
----------------------
Robert C. Blattberg


J. R. Hyde, III*                         Director                                                     March 25, 1996
----------------------
J. R. Hyde, III


R. Brad Martin*                          Director                                                     March 25, 1996
----------------------
R. Brad Martin


Joseph Orgill, III*                      Director                                                     March 25, 1996
----------------------
Joseph Orgill, III


Richard E. Ray*                          Director                                                     March 25, 1996
----------------------
Richard E. Ray


Vicki G. Roman*                          Director                                                     March 25, 1996
----------------------
Vicki G. Roman

Michael D. Rose*                         Director                                                     March 25, 1996
----------------------
Michael D. Rose


William B. Sansom*                       Director                                                     March 25, 1996
----------------------
William B. Sansom


Gordon P. Street, Jr.*                   Director                                                     March 25, 1996
----------------------
Gordon P. Street, Jr.


Ronald Terry*                            Director                                                     March 25, 1996
----------------------
Ronald Terry

*By:                                                                                                  March 25, 1996
    Clyde A. Billings, Jr.
    -----------------------------------------
    Clyde A. Billings, Jr.
    As Attorney-in-Fact

                                 EXHIBIT INDEX

Item No.                                                    Description
--------                                                    -----------
(3)(i)           Restated Charter of the Corporation, as amended.

(3)(ii)          Bylaws of the Corporation, as amended.

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

(4)(c)           The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt.  See Note 12 in the Corporation's 1995 Annual Report to Shareholders.  None of such debt exceeds 10% of the total assets of the
                 Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits.  The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(10)(a)         Management Incentive Plan, as amended. (1)

*(10)(b)         1983 Restricted Stock Incentive Plan, as amended. (1)

*(10)(c)         1989 Restricted Stock Incentive Plan, as amended. (1)

*(10)(d)         1992 Restricted Stock Incentive Plan. (1)

*(10)(e)         1984 Stock Option Plan, as amended. (1)

*(10)(f)         1990 Stock Option Plan, as amended. (1)

*(10)(g)         Survivor Benefits Plan, as amended. (1)

*(10)(h)         Directors and Executives Deferred Compensation Plan, as amended. (1)

*(10)(i)         Pension Restoration Plan, as amended and restated.

*(10)(j)         Director Deferral Agreements (2) with Schedule.

*(10)(k)         Severance Agreements dated 12-15-92 (2) with schedule.

*(10)(l)         1995 Employee Stock Option Plan.

*(10)(m)         Non-Employee Directors Deferred Compensation Stock Option Plan.

*(10)(n)         Ronald Terry post-retirement arrangement.

 (11)            Statement re: computation of per share earnings.

 (13)            The portions of the 1995 Annual Report to Shareholders which have been incorporated by reference into this
                 Form 10-K.

 (21)            Subsidiaries of the Corporation.

 (23)            Accountants' Consents

 (24)            Powers of Attorney

 (27)            Financial Data Schedule (for SEC use only)

 (99)            Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended December 31, 1995, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 10-K).

                 * Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

                 (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

                 (2) These documents are incorporated herein by reference to exhibits 10(k) and 10(1), respectively, contained in the Corporation's 1992 Annual Report on Form 10-K.