Form 10-Q
period 1996-03-31
FIRST TENNESSEE NATIONAL CORP
filed 1996-05-15
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
 (Mark one)

     (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996
                                               --------------
                                      OR

     ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  -------------
Commission file number   0-4491
                         -------

                      FIRST TENNESSEE NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                      62-0803242
- ----------------------------------                      --------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

 165 Madison Avenue, Memphis, Tennessee                      38103
- ----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip Code)

                                 (901) 523-4027
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     -----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                        67,182,416
- -----------------------------                ----------------------------
           Class                             Outstanding at April 30, 1996

                      FIRST TENNESSEE NATIONAL CORPORATION

                                     INDEX




Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

Exhibit 11

Exhibit 27

                                    PART I.
                                    ------
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.
- ------------------------------
     The Consolidated Statements of Condition

     The Consolidated Statements of Income

     The Statements of Cash Flows

     The Notes to Consolidated Financial Statements

     This financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED                                                                     First Tennessee
STATEMENTS OF                                                                           National
CONDITION                                                                            Corporation
- ------------------------------------------------------------------------------------------------
                                                                  March 31           December 31
                                                                  --------           -----------
(Dollars in thousands)(Unaudited)                            1996           1995         1995
- ------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                  $   658,101   $   562,465   $   710,870
Federal funds sold and securities purchased
     under agreements to resell                               52,063       260,800        64,978
- -------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                    710,164       823,265       775,848
- -------------------------------------------------------------------------------------------------
Investment in bank time deposits                               1,628         3,673         2,119
Broker/dealer securities inventory                           358,212       166,373       182,655
Mortgage warehouse loans held for sale                     1,138,871       412,661       789,183
Securities available for sale                              2,163,053     1,167,269     2,036,668
Securities held to maturity (market value of $73,688
     at March 31, 1996; $961,960 at March 31, 1995;
     and $75,750 at December 31, 1995)                        72,296       988,386        74,731
Loans, net of unearned income                              7,325,244     6,638,666     7,333,283
     Less:  Allowance for loan losses                        114,631       109,862       112,567
- -------------------------------------------------------------------------------------------------
          Total net loans                                  7,210,613     6,528,804     7,220,716
- -------------------------------------------------------------------------------------------------
Premises and equipment, net                                  178,970       159,458       177,400
Real estate acquired by foreclosure                           13,215        18,455        11,794
Intangible assets                                            126,355        93,624       128,985
Mortgage servicing rights                                    184,054        77,542       149,220
Bond division receivables and other assets                   661,001       476,741       527,563
- -------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                   $12,818,432   $10,916,251   $12,076,882
=================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Demand                                              $ 1,824,027   $ 1,664,689   $ 1,983,994
     Checking/Interest                                       158,344       495,494       103,860
     Savings                                                 673,140       593,972       592,320
     Money market account                                  2,535,464     1,804,214     2,499,817
     Certificates of deposit under $100,000
          and other time                                   2,843,388     2,877,951     2,882,094
     Certificates of deposit $100,000 and more               718,224       498,336       520,112
- -------------------------------------------------------------------------------------------------
          Total deposits                                   8,752,587     7,934,656     8,582,197
- -------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
     agreements to repurchase                              1,552,661     1,353,036     1,674,225
Commercial paper and other short-term borrowings             567,106       162,298        86,520
Bond division payables and other liabilities                 804,464       459,548       600,699
Term borrowings                                              258,633       203,553       260,017
- -------------------------------------------------------------------------------------------------
          Total liabilities                               11,935,451    10,113,091    11,203,658
- -------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares
     authorized, but unissued)                                     -             -             -
Common stock - $1.25 par value (shares authorized -
     200,000,000; shares issued - 67,394,920 at
     March 31, 1996; 68,304,134 at March 31, 1995;
     and 67,178,236 at December 31, 1995)                     84,244        85,380        83,973
Capital surplus                                               67,573        93,382        63,610
Undivided profits                                            736,443       636,062       716,861
Unrealized market adjustment on available for
     sale securities                                            (916)       (9,038)       10,582
Deferred compensation on restricted stock
     incentive plan                                           (4,363)       (2,626)       (1,802)
- -------------------------------------------------------------------------------------------------
          Total shareholders' equity                         882,981       803,160       873,224
- -------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $12,818,432   $10,916,251   $12,076,882
=================================================================================================

CONSOLIDATED                                                             First Tennessee
STATEMENTS OF                                                                   National
INCOME                                                                       Corporation
- ----------------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                       March 31
                                                            ----------------------------
(Dollars in thousands except per share data)(Unaudited)            1996             1995
- ----------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                     $160,167         $141,672
Interest on investment securities:
  Taxable                                                        32,096           33,671
  Tax-exempt                                                      1,343            1,088
Interest on mortgage warehouse loans held for sale               18,881            7,983
Interest on broker/dealer securities inventory                    4,258            3,497
Interest on other earning assets                                    907            3,473
- ----------------------------------------------------------------------------------------
          Total interest income                                 217,652          191,384
- ----------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Checking/Interest                                                 649            2,146
  Savings                                                         2,503            2,928
  Money market account                                           24,587           21,324
  Certificates of deposit under $100,000 and other time          41,431           38,507
  Certificates of deposit $100,000 and more                       9,966            6,777
Interest on short-term borrowings                                27,831           23,221
Interest on term borrowings                                       5,307            4,163
- ----------------------------------------------------------------------------------------
          Total interest expense                                112,274           99,066
- ----------------------------------------------------------------------------------------
NET INTEREST INCOME                                             105,378           92,318
Provision for loan losses                                         8,033            4,148
- ----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              97,345           88,170
- ----------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                 58,119           46,769
Bond division                                                    28,121           18,419
Deposit transactions and cash management                         17,319           18,555
Cardholder and merchant processing                                9,876            7,657
Trust services                                                    8,614           10,323
Equity securities gains                                             475              198
Debt securities gains/(losses)                                     (217)             264
All other                                                        14,270           11,229
- ----------------------------------------------------------------------------------------
          Total noninterest income                              136,577          113,414
- ----------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES           233,922          201,584
- ----------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                  98,942           79,324
Operations services                                              10,656            9,011
Occupancy                                                         9,325            9,110
Amortization of mortgage servicing rights                         9,083            2,818
Communications and courier                                        8,241            7,334
Equipment rentals, depreciation, and maintenance                  8,181            8,188
Advertising and public relations                                  4,939            3,900
Legal and professional fees                                       2,500            5,196
Amortization of intangible assets                                 2,354            1,797
Deposit insurance premium                                           419            4,358
All other                                                        20,946           16,127
- ----------------------------------------------------------------------------------------
          Total noninterest expense                             175,586          147,163
- ----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       58,336           54,421
Applicable income taxes                                          20,895           19,814
- ----------------------------------------------------------------------------------------
NET INCOME                                                     $ 37,441         $ 34,607
========================================================================================
NET INCOME PER COMMON SHARE                                    $    .56         $    .51
- ----------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                          67,301,454       68,217,294
- ----------------------------------------------------------------------------------------

CONSOLIDATED                                                               First Tennessee
STATEMENTS                                                                        National
OF CASH FLOWS                                                                  Corporation
- ------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31
                                                               ---------------------------
(Dollars in thousands)(Unaudited)                                        1996       1995
- ------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                         $ 37,441     $ 34,607
  Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
      Provision for loan losses                                         8,033        4,148
      Provision for deferred income tax                                20,895       11,964
      Depreciation and amortization of premises and equipment           6,916        5,840
      Amortization of mortgage servicing rights                         9,083        2,818
      Amortization of intangibles                                       2,354        1,797
      Net amortization of premiums and accretion of discounts           5,317        4,056
      Market value adjustment on foreclosed property                    1,137          651
      Equity securities gains                                           (475)        (198)
      Debt securities (gains)/losses                                      217         (264)
      Net loss on disposal of fixed assets                                 49        1,621
      Net (increase)/decrease in:
        Broker/dealer securities inventory                           (175,557)       3,658
        Mortgage warehouse loans held for sale                       (349,688)     102,746
        Bond division receivables                                    (129,686)    (127,738)
        Interest receivable                                             1,809        1,621
        Other assets                                                  (72,160)     (27,455)
      Net increase/(decrease) in:
        Bond division payables                                        121,458       97,086
        Interest payable                                                6,977        6,795
        Other liabilities                                              82,738         (160)
- -------------------------------------------------------------------------------------------
        Total adjustments                                            (460,583)      88,986
- -------------------------------------------------------------------------------------------
        Net cash (used)/provided by operating activities             (423,142)     123,593
- -------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from maturities of:
    Held to maturity securities                                         2,427       17,494
    Available for sale securities                                      98,774       27,571
  Proceeds from sale of:
    Available for sale securities                                      79,285       62,889
    Premises and equipment                                                 30           29
  Payments for purchase of:
    Held to maturity securities                                             -       (1,343)
    Available for sale securities                                    (322,280)     (65,217)
    Premises and equipment                                             (8,160)      (7,306)
  Net (increase)/decrease in loans                                        259     (144,198)
  Decrease/(increase) in investment in bank time deposits                 491       (1,139)
- -------------------------------------------------------------------------------------------
        Net cash used by investing activities                        (149,174)    (111,220)
- -------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from:
    Exercise of stock options                                           1,502        1,221
    Issuance of term borrowings                                             -       90,000
  Payments for:
    Capital lease obligations                                             (59)         (37)
    Term borrowings                                                    (1,427)        (236)
    Stock repurchase                                                     (505)           -
    Cash dividends                                                    (17,869)     (15,054)
    Equity distributions related to acquisitions                            -          (14)
  Net increase/(decrease) in:
    Deposits                                                          165,968       51,765
    Short-term borrowings                                             359,022     (294,705)
- -------------------------------------------------------------------------------------------
        Net cash provided/(used) by financing activities              506,632     (167,060)
- -------------------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents                     (65,684)    (154,687)
- -------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period              775,848      977,952
- -------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                   $710,164     $823,265
===========================================================================================
Total interest paid                                                  $100,785     $ 89,591
Total income taxes paid                                                   462        2,906

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1995 Annual Report to shareholders.

NOTE 2 -- LOANS
The composition of the loan portfolio at March 31 is detailed below:

(Dollars in thousands)                          1996          1995
- ------------------------------------------------------------------
Commercial                                $3,316,086    $3,055,676
Consumer                                   2,563,818     2,283,324
Permanent mortgage                           673,104       641,687
Credit card receivables                      514,277       448,004
Real estate construction                     244,975       194,438
Nonaccrual                                    12,984        15,537
- ------------------------------------------------------------------
     Loans, net of unearned income         7,325,244     6,638,666
             Allowance for loan losses       114,631       109,862
- ------------------------------------------------------------------
               Total net loans            $7,210,613    $6,528,804
==================================================================

    The following table presents information concerning nonperforming loans at March 31:

(Dollars in thousands)                          1996          1995
- -------------------------------------------------------------------
Impaired loans                               $ 7,377       $ 9,820
Other nonaccrual loans                         5,607         5,717
Other restructured loans                           -           102
- ------------------------------------------------------------------
       Total nonperforming loans             $12,984       $15,639
==================================================================

    Nonperforming loans consist of impaired loans, other nonaccrual loans, and certain restructured loans. An impaired loan is a loan that management believes the contractual amount due probably will not be collected. Impaired loans are generally carried on a nonaccrual status. Nonaccrual loans are loans on which interest accruals have been discontinued due to the borrower's financial difficulties. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover principal balance and accrued interest.
   Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. Total interest income recognized on impaired loans was $141,000 for the three months ended March 31, 1996. The average balance of impaired loans for the same period was approximately $8,649,000. Total restructured impaired loans at March 31, 1996, were $279,000.
    An allowance for loan losses is maintained for all impaired loans.
Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended
March 31, 1996, is summarized as follows:

(Dollars in thousands)    Non-impaired      Impaired         Total
- ------------------------------------------------------------------
Balance at January 1, 1996    $109,051       $ 3,516      $112,567
Provision for loan losses        9,304        (1,271)        8,033
Charge-offs                      8,719           131         8,850
  Less loan recoveries           2,694           187         2,881
- ------------------------------------------------------------------
       Net charge-offs           6,025           (56)        5,969
- ------------------------------------------------------------------
BALANCE AT MARCH 31, 1996     $112,330       $ 2,301      $114,631
==================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee National Corporation (First Tennessee) for the three month period ended March 31, 1996, compared to the three month period ended March 31, 1995. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1995 financial statements, notes and management's discussion is provided in the 1995 Annual Report.

OVERVIEW

Net income for the first quarter of 1996 was $37.4 million, an increase of 8 percent over the $34.6 million earned in the first quarter of 1995. For the first quarters, earnings per share increased 10 percent to $.56 in 1996 from $.51 per share in 1995. Return on average assets was 1.22 percent and return on average equity was 17.27 percent for the first quarter of 1996 compared with
1.31 percent and 18.04 percent, respectively, for the same period in 1995.

During the first quarter of 1996, the company's board of directors approved a two-for-one stock split. For each share held, each shareholder of record as of February 2, 1996, received one additional share of stock on February 16, 1996. As a result of the stock split, the outstanding shares doubled to 67.2 million. All share information has been adjusted for this split.

INCOME STATEMENT/BALANCE SHEET DISCUSSION

A. Noninterest Income

Noninterest income, also called fee income, grew 21 percent or $23.4 million from the first quarter of 1995. The rise in fee income resulted largely from increases experienced in two specialty lines of business - the bond division and mortgage banking.

The bond division achieved record fee income of $28.1 million during the quarter, an increase of $9.7 million, or 53 percent, over the same period in 1995. This increase resulted from non-bank customer base expansion; and a resurgence in bank customer demand for securities resulting from lower loan demand and the ability to restructure their portfolios due to an accounting change which occurred in the fourth quarter of 1995.

Mortgage banking noninterest income increased $11.4 million, or 24 percent, principally from an increase of 206 percent in origination volume, and growth in the servicing portfolio of 42 percent. Refinance activity increased from 10 percent of total originations in the first quarter of 1995 to 47 percent in the first quarter of 1996. The growth in fee income was lower due to secondary marketing losses from the rise in interest rates experienced in the first quarter of 1996 and a gain of $12 million from bulk sales of servicing during the first quarter of 1995.

Fee income in cardholder and merchant processing increased $2.2 million, or 29 percent, from the expansion of new customer bases and relationships. As a result of the decrease in FDIC premiums, fee income from deposit transactions and cash management was negatively impacted since this fee was no longer collected from corporate and cash management customers. Trust services also showed a decline in fee income from 1995 to 1996. However, an accounting change made in the first quarter of 1995 from cash basis to accrual basis distorts this growth rate. For comparative purposes, using cash basis accounting, the year over year fee income growth would have been 17 percent.

B. Net Interest Income

For the first quarter of 1996, net interest income, on a taxable-equivalent basis, increased $13.3 million, or 14 percent, over the first quarter of 1995. This increase was due to a larger balance sheet with increased levels of earnings assets (13 percent) and a relatively flat net interest margin.

B.1. Balance Sheet Growth
Total assets increased $1.9 billion, or 17 percent, compared to March 31, 1995. Period end net loans increased $687 million, or 10 percent; the mortgage warehouse increased $726 million, or 176 percent; and investment securities increased $80 million, or 4 percent. The growth in the period end balance sheet was partially funded by a $439 million, or 8 percent increase, in interest-bearing core deposits. The balance sheet growth is attributable to internal growth and the acquisitions of Peoples Commercial Services Corporation (parent company of Peoples Bank in Senatobia, Mississippi acquired on April 1, 1995, with assets of $98 million at acquisition) and Financial Investment Corporation (parent company of First National Bank of Springdale, in Springdale, Arkansas acquired on October 1, 1995, with assets of $349 million at acquisition). Excluding these two acquisitions, net loans grew 7 percent and interest-bearing core deposits grew 3 percent.

In comparing average balances, from first quarter 1995, total assets grew $1.6 billion, or 15 percent; net loans grew $791 million, or 12 percent, and interest-bearing core deposits grew $406 million, or 7 percent. Net commercial loans grew $326 million, or 11 percent, and net consumer loans grew $277 million, or 12 percent. This loan growth is reflective of strong economic growth, with the state of Tennessee experiencing real gross state product of 4 percent during the past year. Commercial loans represented 45 percent and consumer loans represented 35 percent of total loans. Credit card receivables grew $58 million, or 13 percent, as a result of targeted marketing campaigns. The permanent mortgage portfolio increased $69 million or 11 percent, and real estate construction grew $62 million, or 33 percent.

With the increase in mortgage originations, average mortgage warehouse loans held for sale increased $680 million, or 177 percent, from the first quarter of 1995. This growth was funded by an increase of $752 million, or 33 percent, in purchased funds from the first quarter of 1995.


B.2. Net interest margin
The net interest margin is affected by the activity levels and related funding for First Tennessee's specialty lines of business (mortgage banking, bond division, credit card, trust services, First Express - check clearing operation and transaction processing), as these nonbank business lines typically produce different margins from traditional retail/commercial banking activities. Consequently, First Tennessee's consolidated margin cannot be readily compared to that of other bank holding companies.

The mortgage warehouse balance almost tripled between the first quarters of 1995 and 1996, adding $6.1 million to net interest income in 1996 compared with $3.6 million in the first quarter of 1995. Because the spread between the yields on mortgage loans temporarily in the warehouse and the related short-term funding rates is significantly less than the comparable spread earned in the retail/commercial bank, the consolidated margin was negatively impacted 20 basis points in the first quarter of 1996 compared with 2 basis points in the first quarter of 1995.

The bond division contributed $.8 million more to net interest income in 1996 than in 1995. Because of its strategy to hedge inventory in the cash markets, the bond division also tends to negatively impact the consolidated net interest margin, since the net interest income is effectively eliminated on these positions. This negative impact was 11 basis points in the first quarter of 1996, an improvement from the negative 16 basis point impact in the first quarter of 1995.

The decline in the net interest margin in the other specialty lines of business, as shown in the table below (Net Interest Margin Composition), came from pricing pressures experienced in credit card, and the decreasing value of demand deposits at First Express as a result of lower long term interest rates.

The retail/commercial bank margin improved from 4.01 percent in the first
quarter of 1995 to 4.22 percent in the first quarter of 1996.   In May of 1996,
the amortization of a $1 billion basis swap, executed in May of 1993 and terminated at the beginning of 1995, will end. With First Tennessee's existing balance sheet mix, the current interest rate environment, and the costs associated with the basis swap ending in May, the retail/commercial bank's
margin is expected to continue to improve throughout 1996.   Going forward, the
consolidated margin will continue to be influenced by the activity levels in the specialty lines of business.

NET INTEREST MARGIN COMPOSITION                   First Quarter
                                               1996           1995
                                               -----          ----
Retail/commercial bank                         4.22%          4.01%
Basis swap                                     (.16)          (.20)
Bond division                                  (.11)          (.16)
Mortgage banking                               (.20)          (.02)
Other specialty lines of business               .19            .29
                                               ----           ----
  Total net interest margin                    3.94%          3.92%
                                               ====           ====


C. Provision for Loan Losses/Asset quality

The provision for loan losses increased $3.9 million to $8.0 million at March 31, 1996. The higher provision results from a return to a more normalized asset quality position, and an increase in the level of allowance for loan losses commensurate with current loan growth. The allowance for loan losses to loans was 1.56 percent at March 31, 1996, and 1.65 percent at March 31, 1995. The increase in past due loans reflects the overall trends in both permanent mortgage and the consumer loan delinquencies, the change in the loan mix, and a return to more normalized past due levels. At March 31, 1996, First Tennessee had no concentration of 10 percent or more of total loans in any single industry.

                                                   March 31,
                                             ----------------------
ASSET QUALITY INFORMATION                      1996          1995
(Dollars in thousands)                       --------      --------
Nonaccrual loans                             $ 12,705      $ 15,537
Restructured loans                                279           102
                                             --------      --------
    Total nonperforming loans                  12,984        15,639
Foreclosed real estate                         13,215        18,455
Other assets                                      966         1,922
                                             --------      --------
    Total nonperforming assets               $ 27,165      $ 36,016
                                             ========      ========

Loans 90 days past due                       $ 33,593      $ 24,480
Potential problem assets                     $ 69,498      $ 67,189

Allowance for credit losses:
Beginning balance                            $112,567      $109,859
    Provision for loan losses                   8,033         4,148
    Charge-offs                                (8,850)       (7,291)
    Loan recoveries                             2,881         3,146
                                             --------      --------
Ending balance                               $114,631      $109,862
                                             ========      ========


Allowance as a % of loans                        1.56%         1.65%

Nonperforming loans to total loans                .18%          .24%
Nonperforming assets to total loans,
    foreclosed real estate and other assets       .37%          .54%

Allowance to nonperforming assets               422.0%        305.0%



                                                     March 31,
                                                ----------------------
NET CHARGE-OFFS AS A PERCENT OF AVERAGE LOANS     1996          1995
                                                --------      --------

Commercial and commercial real estate            (.08)%        (.09)%
Consumer                                          .37%          .22%
Credit card receivables                          3.32%         3.01%
Permanent mortgage                                .05%          .05%
Total                                             .33%          .26%


D. Noninterest Expense

Total noninterest expense for the first quarter of 1996 increased $28.4 million, or 19 percent over the same period in 1995. Employee compensation, incentives, and benefits (staff expense) represented the majority of this increase with growth of $19.6 million or 25 percent. The increase in staff expense came primarily from the volume-based businesses where commissions and incentives increased 118 percent from the previous year.

With higher origination volume and a larger servicing portfolio, expenses related to amortization and hedging of mortgage servicing rights increased $6.3 million. The increase in advertising and public relations primarily resulted from selective marketing expansion in the credit card business line in response to an increasingly competitive environment. The decrease in the deposit insurance premium reflects the decrease in the FDIC premium rate to zero at the beginning of 1996. The remaining expense in this category is the Savings Association Insurance Fund (SAIF) assessment on deposits that First Tennessee acquired in 1992 and a small FDIC administrative fee. Congress is discussing various proposals to recapitalize SAIF in which a one-time assessment could potentially be charged to all institutions with SAIF-insured deposits. During the quarter, approximately $2 million related to the back office consolidation within mortgage banking was recognized.

To make year over year expense growth more comparable, if the FDIC premium, the one-time acquisition costs in the first quarter of 1995, and the acquisitions closed after first quarter 1995 are excluded, and all expenses related to mortgage banking and the bond division are excluded, expenses grew 7 percent between first quarter 1995 and 1996.

E. Capital

Shareholders' equity at March 31, 1996, was $883.0 million, an increase of $79.8 million, or 10 percent, from March 31, 1995. As a result of stock repurchased in the latter part of 1995, period end equity to assets declined from 7.36 percent to 6.89 percent (March 1995 to March 1996). From time to time, the company will evaluate the level of capital and take action designed to generate or use the capital (i.e., acquisitions, stock buybacks, etc.) to maximize the benefit to shareholders. At March 31, 1996, the Corporation's Tier 1 capital ratio was 8.68 percent, the Total capital ratio was 11.57 percent and the Leverage ratio was 6.45 percent. On March 31, 1996, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards.

OFF-BALANCE SHEET ACTIVITY

In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments in order to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into those "Held or issued for purposes other than broker/dealer operations" and those "Held or issued for broker/dealer operations" as noted in the Off-Balance Sheet Financial Instruments table.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT MARCH 31, 1996

                                                            Notional
(Dollars in millions)                                         Value
- ---------------------------------------------------------------------
HELD OR ISSUED FOR PURPOSES OTHER THAN BROKER/DEALER OPERATIONS
Commitments to extend credit:
        Consumer credit card lines                           $1,659.7
        Consumer home equity                                    271.4
        Commercial real estate and
           construction and land development                    337.0
        Mortgage banking                                        971.7
        Other                                                 1,458.7

Commercial and standby letters of credit                        236.2
Foreign exchange contracts, net position                           .1


Interest rate risk management activities:
        Interest rate swap receive fixed/
           pay floating - amortizing                            344.5
        Mortgage banking
           Commitments to sell loans, net position            1,606.7
           Put options purchased                                602.5


HELD OR ISSUED FOR BROKER/DEALER OPERATIONS
Forward contracts:
        Commitments to buy                                    1,811.7
        Commitments to sell                                   1,943.5

Futures contracts:
        Commitments to buy                                       85.3

When-issued securities:
        Commitments to buy                                         .2
        Commitments to sell                                        .2

Securities underwriting commitments                                .3


                                    Part II.
                                    --------
                               OTHER INFORMATION

Items 1, 3, 4 and 5.
- --------------------
As of the end of the first quarter, 1996, the answers to Items 1, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.


Item 2.  Changes in Securities.
- -------------------------------
The Restated Charter, as amended, of the Corporation has been amended, effective February 16, 1996, to change each of the 100 million authorized shares of common stock, with a par value of $2.50, into two shares of common stock (for an aggregate of 200 million shares of common stock), with a par value of $1.25, to reflect the 2-for-1 stock split declared by the Corporation's Board of Directors on January 16, 1996, which was payable February 16, 1996, to shareholders of record February 2, 1996. The stock split doubled the Corporation's shares of common stock outstanding and the shares of common stock authorized but unissued without changing the Corporation's stated capital.


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------
(a)  Exhibits furnished in accordance with the provisions of the Exhibit
     Table of Item 601 of Regulation S-K are included as described in the
     Exhibit Index which is a part of this report.  Exhibits not listed in the
     Exhibit Index are omitted because they are inapplicable.

(b)  No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST TENNESSEE NATIONAL CORPORATION
                                          ------------------------------------
                                                         (Registrant)





DATE: 5/15/96                             By:  /s/ Elbert L. Thomas Jr.
     ---------------------                     --------------------------
                                                  Elbert L. Thomas Jr.
                                              Executive Vice President and
                                                Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                 EXHIBIT INDEX




Exhibit No.                  Exhibit Description                        Page No.
- -----------                  -------------------                        --------
 3(i)   Restated Charter of the Corporation, as amended, attached as exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

11      Statement re Computation of Per Share Earnings.  Filed Herewith

27      Financial Data Schedule (for SEC use only)       Filed Herewith