Form 10-Q
period 1996-06-30
FIRST TENNESSEE NATIONAL CORP
filed 1996-08-13
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark one)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------   ----------
Commission file number   0-4491
                         ------

                      FIRST TENNESSEE NATIONAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                          62-0803242
- --------------------------------                        -----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

165 Madison Avenue, Memphis, Tennessee                         38103
- --------------------------------------                       --------
(Address of principal executive offices)                    (Zip Code)

                                 (901) 523-4027
                ------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
    ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                 67,155,030
- -----------------------------        ----------------------------
           Class                     Outstanding at July 31, 1996

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


CONSOLIDATED STATEMENTS OF CONDITION                                                      First Tennessee National Corporation
- -------------------------------------------------------------------------------------------------------------------------------


                                                                                June 30                            December 31
                                                                 ----------------------------------                ------------
(Dollars in thousands)(Unaudited)                                        1996                 1995                        1995
- -------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                           $   674,458          $   657,666                 $   710,870
Federal funds sold and securities purchased under
     agreements to resell                                             104,257              182,778                      64,978
- -------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                             778,715              840,444                     775,848
- -------------------------------------------------------------------------------------------------------------------------------
Investment in bank time deposits                                        1,642                1,744                       2,119
Broker/dealer securities inventory                                    196,821              227,458                     182,655
Mortgage loans held for sale                                        1,103,237              735,268                     789,183
Securities available for sale                                       2,176,485            1,195,327                   2,036,668
Securities held to maturity (market value of $71,870
     at June 30, 1996; $977,857 at June 30, 1995; and
     $75,750 at December 31, 1995)                                     71,599              985,010                      74,731
Loans, net of unearned income                                       7,487,691            6,882,044                   7,333,283
     Less:  Allowance for loan losses                                 116,478              110,747                     112,567
- -------------------------------------------------------------------------------------------------------------------------------
          Total net loans                                           7,371,213            6,771,297                   7,220,716
- -------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           181,591              165,621                     177,400
Real estate acquired by foreclosure                                     8,714               13,732                      11,794
Mortgage servicing rights                                             216,082               94,437                     149,220
Intangible assets                                                     124,110              101,131                     128,985
Bond division receivables and other assets                            724,748              482,541                     527,563
- -------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                            $12,954,957          $11,614,010                 $12,076,882
===============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Demand                                                       $ 1,859,864          $ 1,775,417                 $ 1,983,994
     Checking/Interest                                                172,356              485,986                     103,860
     Savings                                                          744,624              603,518                     592,320
     Money market account                                           2,546,617            1,867,453                   2,499,817
     Certificates of deposit under $100,000 and other time          2,900,771            2,866,162                   2,882,094
     Certificates of deposit $100,000 and more                        748,146              514,797                     520,112
- -------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                            8,972,378            8,113,333                   8,582,197
- -------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
   agreements to repurchase                                         1,525,945            1,558,908                   1,674,225
Commercial paper and other short-term borrowings                      591,944              377,137                      86,520
Bond division payables and other liabilities                          715,029              535,562                     600,699
Term borrowings                                                       257,327              202,320                     260,017
- -------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                        12,062,623           10,787,260                  11,203,658
- -------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
     but unissued)                                                          -                    -                           -
Common stock - $1.25 par value (shares authorized -200,000,000;
     shares issued - 67,122,092 at June 30, 1996; 67,800,580
     at June 30, 1995; and 67,178,236 at December 31, 1995)            83,903               84,751                      83,973
Capital surplus                                                        58,780               82,467                      63,610
Undivided profits                                                     761,000              660,738                     716,861
Unrealized market adjustment on available for sale securities          (7,051)               1,140                      10,582
Deferred compensation on restricted stock incentive plan               (4,298)              (2,346)                     (1,802)
- -------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                  892,334              826,750                     873,224
- -------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $12,954,957          $11,614,010                 $12,076,882
===============================================================================================================================


CONSOLIDATED STATEMENTS OF INCOME                                                 First Tennessee National Corporation
- ----------------------------------------------------------------------------------------------------------------------

                                                               Three Months Ended              Six Months Ended
                                                                    June 30                          June 30
                                                           ---------------------------    ----------------------------
(Dollars in thousands except per share data) (Unaudited)            1996          1995            1996            1995
- ----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                      $161,636      $151,393        $321,803        $293,065
Interest on investment securities:
  Taxable                                                         34,227        33,166          66,323          66,837
  Tax-exempt                                                       1,326         1,152           2,669           2,240
Interest on mortgage loans held for sale                          22,603        10,792          41,484          18,775
Interest on broker/dealer securities inventory                     4,527         3,477           8,785           6,974
Interest on other earning assets                                   1,655         2,772           2,562           6,245
- ----------------------------------------------------------------------------------------------------------------------
          Total interest income                                  225,974       202,752         443,626         394,136
- ----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Checking/Interest                                                  670         2,063           1,319           4,209
  Savings                                                          2,411         2,739           4,914           5,667
  Money market account                                            22,970        21,823          47,557          43,147
  Certificates of deposit under $100,000 and other time           41,311        42,747          82,742          81,254
  Certificates of deposit $100,000 and more                       12,651         7,701          22,617          14,478
Interest on short-term borrowings                                 27,793        25,942          55,624          49,163
Interest on term borrowings                                        5,214         4,384          10,521           8,547
- ----------------------------------------------------------------------------------------------------------------------
          Total interest expense                                 113,020       107,399         225,294         206,465
- ----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                              112,954        95,353         218,332         187,671
Provision for loan losses                                          7,559         3,216          15,592           7,364
- ----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              105,395        92,137         202,740         180,307
- ----------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                  60,902        42,896         119,021          89,665
Bond division                                                     17,145        22,602          45,266          41,021
Deposit transactions and cash management                          19,860        18,286          37,295          36,881
Cardholder and merchant processing                                 9,478         8,589          19,238          16,206
Trust services                                                     9,078         8,212          17,692          18,535
Equity securities gains/(losses)                                      15          (106)            490              92
Debt securities gains/(losses)                                        37           131            (180)            395
All other                                                         13,205        13,176          27,475          24,405
- ----------------------------------------------------------------------------------------------------------------------
          Total noninterest income                               129,720       113,786         266,297         227,200
- ----------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES            235,115       205,923         469,037         407,507
- ----------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                   93,062        81,637         192,004         160,961
Operations services                                               10,421         9,097          21,077          18,108
Occupancy                                                          9,823         8,679          19,148          17,789
Communications and courier                                         8,545         7,156          16,786          14,490
Equipment rentals, depreciation, and maintenance                   8,588         7,425          16,769          15,613
Amortization of mortgage servicing rights                          4,816         2,951          13,899           5,769
Advertising and public relations                                   4,519         2,990           9,458           6,890
Legal and professional fees                                        3,362         2,394           5,862           7,590
Amortization of intangible assets                                  2,362         1,940           4,716           3,737
Deposit insurance premium                                            464         4,393             883           8,751
All other                                                         22,035        15,843          42,981          31,970
- ----------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                              167,997       144,505         343,583         291,668
- ----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        67,118        61,418         125,454         115,839
Applicable income taxes                                           24,771        20,665          45,666          40,479
- ----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 42,347      $ 40,753        $ 79,788        $ 75,360
======================================================================================================================
NET INCOME PER COMMON SHARE                                     $    .63      $    .59        $   1.19        $   1.10
- ----------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                           67,224,935    68,482,624      67,263,195      68,350,692
- ----------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS                                      First Tennessee National Corporation
- ---------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended June 30
                                                                                     --------------------------
(Dollars in thousands)(Unaudited)                                                            1996         1995
- ---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                            $  79,788    $  75,360
  Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
      Provision for loan losses                                                            15,592        7,364
      Provision for deferred income tax                                                    27,324       14,708
      Depreciation and amortization of premises and equipment                              13,912       11,877
      Amortization of mortgage servicing rights                                            13,899        5,769
      Amortization of intangibles                                                           4,716        3,737
      Net amortization of premiums and accretion of discounts                              15,790        8,787
      Market value adjustment on foreclosed property                                        1,394        1,409
      Equity securities (gains)/losses                                                       (490)         (92)
      Debt securities (gains)/losses                                                          180         (395)
      Net (gain)/loss on disposal of fixed assets                                              (8)       1,294
      Net increase in:
        Broker/dealer securities inventory                                                (14,166)     (57,427)
        Mortgage loans held for sale                                                     (314,054)    (219,861)
        Bond division receivables                                                        (123,154)     (53,716)
        Interest receivable                                                                (4,112)           -
        Other assets                                                                     (161,486)    (134,582)
      Net increase/(decrease)in:
        Bond division payables                                                             60,608       87,588
        Interest payable                                                                     (208)       6,015
        Other liabilities                                                                  38,260       84,579
- ---------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                (426,003)    (232,946)
- ---------------------------------------------------------------------------------------------------------------
        Net cash used by operating activities                                            (346,215)    (157,586)
- ---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITES:
  Proceeds from maturities of:
    Held to maturity securities                                                             4,554       38,300
    Available for sale securities                                                         218,299       62,897
  Proceeds from sale of:
    Available for sale securities                                                         360,773       65,787
    Premises and equipment                                                                    834        1,449
  Payments for purchase of:
    Held to maturity securities                                                            (1,463)      (5,064)
    Available for sale securities                                                        (746,117)     (87,513)
    Premises and equipment                                                                (18,345)     (19,405)
  Net increase in loans                                                                  (162,868)    (343,571)
  Decrease in investment in bank time deposits                                                477          790
  Acquisitions, net of cash and cash equivalents acquired                                     400       12,691
- ---------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                            (343,456)    (273,639)
- ---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from:
    Exercise of stock options                                                               2,712        2,282
    Issuance of term borrowings                                                                 -       90,000
  Payments for:
    Capital lease obligations                                                                (117)         (73)
    Term borrowings                                                                        (2,776)      (1,499)
    Stock repurchase                                                                      (12,093)     (30,573)
    Cash dividends                                                                        (35,727)     (31,102)
    Equity distributions related to acquisitions                                                -          (20)
  Net increase in:
    Deposits                                                                              383,395      138,696
    Short-term borrowings                                                                 357,144      126,006
- ---------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                         692,538      293,717
- ---------------------------------------------------------------------------------------------------------------
        Net increase/(decrease) in cash and cash equivalents                                2,867     (137,508)
- ---------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period                                  775,848      977,952
- ---------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                      $ 778,715    $ 840,444
===============================================================================================================
Total interest paid                                                                     $ 218,537    $ 199,839
Total income taxes paid                                                                    18,341       22,666

NOTE 1 -- FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1995 Annual Report to shareholders.

NOTE 2 -- LOANS
The composition of the loan portfolio at June 30 is detailed below:


(Dollars in thousands)                                               1996          1995
- ---------------------------------------------------------------------------------------
Commercial                                                     $3,394,050    $3,147,611
Consumer                                                        2,603,152     2,343,929
Permanent mortgage                                                658,219       663,355
Credit card receivables                                           534,784       479,494
Real estate construction                                          283,150       231,936
Nonaccrual                                                         14,336        15,719
- ---------------------------------------------------------------------------------------
     Loans, net of unearned income                              7,487,691     6,882,044
             Allowance for loan losses                            116,478       110,747
- ---------------------------------------------------------------------------------------
               Total net loans                                 $7,371,213    $6,771,297
=======================================================================================

    The following table presents information concerning nonperforming loans at June 30:

(Dollars in thousands)                                               1996          1995
- ---------------------------------------------------------------------------------------
Impaired loans                                                    $ 8,949       $ 9,556
Other nonaccrual loans                                              5,387         6,163
Restructured loans                                                      -            72
- ---------------------------------------------------------------------------------------
       Total nonperforming loans                                  $14,336       $15,791
=======================================================================================


         Nonperforming loans consist of impaired loans, other nonaccrual loans, and certain restructured loans. An impaired loan is a loan that management believes the contractual amount due probably will not be collected. Impaired loans are generally carried on a nonaccrual status. Nonaccrual loans are loans on which interest accruals have been discontinued due to the borrower's financial difficulties. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest.
        Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. Total restructured impaired loans at June 30, 1996 and 1995, were $279,000 and $365,000, respectively. The following table presents information concerning impaired loans:


                                        Three Months Ended          Six Months Ended
                                              June 30                    June 30
                                        -------------------        --------------------
(Dollars in thousands)                    1996         1995          1996          1995
- ---------------------------------------------------------------------------------------
Total interest on impaired loans        $  243       $   587       $  384       $   930
Average balance on impaired loans        8,479        11,804        8,564        10,798
- ---------------------------------------------------------------------------------------

    An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 1995 and 1996, is summarized as follows:

(Dollars in thousands)                          Non-impaired      Impaired       Total
- --------------------------------------------------------------------------------------
Balance at January 1, 1995                         $109,859        $    -      $109,859
Transfer of allowance                                (2,542)        2,542             -
Allowance from acquisitions                             881             -           881
Provision for loan losses                             4,242         3,122         7,364
Charge-offs                                          13,788         2,239        16,027
  Less loan recoveries                                8,658            12         8,670
- ---------------------------------------------------------------------------------------
       Net charge-offs/(recoveries)                   5,130         2,227         7,357
- ---------------------------------------------------------------------------------------
Balance at June 30, 1995                           $107,310        $3,437      $110,747
=======================================================================================
Balance at January 1, 1996                         $109,051        $3,516      $112,567
Provision for loan losses                            16,065          (473)       15,592
Charge-offs                                          17,710           299        18,009
  Less loan recoveries                                6,009           319         6,328
- ---------------------------------------------------------------------------------------
       Net charge-offs/(recoveries)                  11,701           (20)       11,688
- ---------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                           $113,415        $3,063      $116,478
=======================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED FINANCIAL REVIEW
        The following is a discussion and analysis of the financial condition and results of operations of First Tennessee National Corporation (First Tennessee) for the three month and six month periods ended June 30, 1996, compared to the three month and six month periods ended June 30, 1995. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1995 financial statements, notes and management's discussion is provided in the 1995 annual report.

OVERVIEW
QUARTERLY COMPARISON:
         Earnings per share for the second quarter of 1996 was $.63, up 7 percent from last year's second quarter earnings per share of $.59. Net income for the second quarter of 1996 was $42.3 million, an increase of 4 percent over the $40.8 million earned in the second quarter of 1995. Return on average assets was 1.34 percent and return on average equity was 19.48 percent for the second quarter of 1996 compared with 1.48 percent and 20.05 percent, respectively, for the same period in 1995.

YEAR-TO-DATE COMPARISON:
         For the first six months, net income in 1996 totaled $79.8 million, or $1.19 per share, compared with $75.4 million, or $1.10 per share, for the same period in 1995. Return on average assets for the first half of 1996 was 1.28 percent and return on average equity was 18.37 percent, compared with 1.39 percent and 19.07 percent, respectively, for the same period in 1995.
         Total assets were $13.0 billion and shareholders' equity was $892.3 million at June 30, 1996.

INCOME STATEMENT/BALANCE SHEET DISCUSSION
NONINTEREST INCOME
QUARTERLY COMPARISON:
         Noninterest income, also called fee income, grew 14 percent, or $15.9 million, from the second quarter of 1995, excluding securities gains. Noninterest income accounted for 53 percent of total revenue in the second quarter of 1996. The rise in fee income resulted primarily from increases in mortgage banking which grew 42 percent, or $18.0 million, as origination volume increased $1.2 billion to $2.8 billion for the quarter and the servicing portfolio grew $6.6 billion to $20.5 billion at June 30, 1996. As a result of higher interest rates, the growth in fee income was lessened by higher secondary marketing losses and price concessions, as well as less gains on sales of servicing than what was experienced in 1995. Refinance activity decreased from 47 percent of total originations in the first quarter of 1996 to 26 percent in the second quarter of 1996. Refinance activity was 13 percent in the second quarter of 1995.
         Revenues in the bond division were 24 percent, or $5.5 million, lower in the second quarter of 1996 compared with the same period in 1995. As a result of a rising interest rate environment and stronger economic activity, bank customers experienced increased loan volume thus reducing their investment requirements and changing their long term investment preferences. This led to a change in customer's transaction mix towards shorter-term investments which historically have had lower spreads, thus resulting in lower revenues despite the increase in securities bought and sold ($48.8 billion in second quarter 1995 compared with $55.1 billion).
         In credit card and merchant processing, higher transaction volume from existing customers and an expanded customer base achieved through targeted marketing efforts led to a 10 percent, or $.9 million, increase in fees compared with the second quarter of 1995. As a result of increases in volume, fee income from deposit transactions and cash management increased 9 percent, or $1.6 million, for the same period. Trust services grew 11 percent, or $.9 million, as managed trust assets grew 13 percent from the second quarter of 1995.

YEAR-TO-DATE COMPARISON:
         For the first six months of 1996, noninterest income increased $39.3 million, or 17 percent, over the same period last year excluding securities gains. Fee income represented 55 percent of total revenues during the first six months of both 1995 and 1996. Mortgage banking fee income grew 33 percent, bond division fee income grew 10 percent, and cardholder and merchant processing grew 19 percent from the prior year. Trust services declined 5 percent; however, this decline includes the impact of an accounting change that was made in the first quarter of 1995 from cash basis to accrual basis. As a result of the decrease in FDIC premiums, fee income from deposit transactions and cash management was relatively flat from the prior year.

NET INTEREST INCOME
QUARTERLY COMPARISON:
         For the second quarter of 1996, net interest income, on a taxable-equivalent basis, increased 18 percent, or $17.8 million, over the second quarter of 1995. This increase was due to a larger balance sheet with increased levels of average earnings assets (13 percent) and an 18 basis point increase in the net interest margin.

YEAR-TO-DATE COMPARISON:
         For the first six months of 1996, net interest income, on a taxable-equivalent basis, increased 16 percent, or $31.1 million, over the same period in 1995.
        Net interest income is the amount of income generated by earning assets reduced by the interest cost of funding those assets. Net interest margin is computed by dividing net interest income (on a taxable-equivalent basis) by average earning assets. The discussion that follows details changes in these two components of net interest income.

BALANCE SHEET GROWTH
QUARTERLY COMPARISON:
         Total assets at June 30, 1996, were 12 percent, or $1.3 billion, higher than total assets at June 30, 1995. Period-end net loans increased 9 percent, or $605.6 million from June 30, 1995 to June 30, 1996; the mortgage warehouse increased 50 percent, or $368.0 million; and investment securities increased 3 percent, or $67.7 million. The growth in the period-end balance sheet was partially funded by a 9 percent, or $541.2 million, increase in interest-bearing core deposits. The balance sheet growth is attributable primarily to internal growth and the purchase acquisition of Financial Investment Corporation (parent company of First National Bank of Springdale in Springdale, Arkansas, acquired on October 1, 1995, with assets of $349 million at acquisition). Excluding this acquisition, net loans grew 7 percent and interest-bearing core deposits grew 6 percent from June 30, 1995.
         Comparing average balances from second quarter 1995, total assets grew 15 percent, or $1.6 billion; net loans grew 9 percent, or $604.3 million, and interest-bearing core deposits grew 8 percent, or $485.3 million. Net commercial loans grew 7 percent, or $212.0 million, and net consumer loans grew 12 percent, or $271.1 million. Commercial loans represented 45 percent and consumer loans represented 35 percent of total loans. Credit card receivables grew 13 percent, or $60.9 million, as a result of targeted marketing campaigns. The permanent mortgage portfolio was relatively flat from the previous year, and real estate construction grew 24 percent, or $51.8 million. Excluding the purchase acquisition of Financial Investment Corporation, average net loans grew 7 percent and average interest-bearing core deposits grew 5 percent from the second quarter of 1995.
         With the increase in mortgage originations, average mortgage warehouse loans held for sale increased 125 percent, or $672.5 million, from the second quarter of 1995. This growth was funded by an increase of 34 percent, or $845.2 million, in purchased funds from the second quarter of 1995.

YEAR-TO-DATE COMPARISON:
         Year-to-date average assets increased 15 percent between 1995 and 1996. In comparing the 1995 and 1996 six month periods, net loans grew 10 percent. Commercial loans grew 9 percent and consumer loans grew 12 percent over the same six month period. This growth was primarily funded with interest-bearing core deposits, which grew 8 percent. Credit card receivables grew 13 percent and mortgage warehouse loans grew 146 percent. The growth in the mortgage warehouse was primarily funded by an increase in purchased funds of 33 percent from the previous year. Excluding the purchase acquisition of Financial Investment Corporation, net loans grew 8 percent and interest-bearing core deposits grew 4 percent for the six month period.

NET INTEREST MARGIN
QUARTERLY COMPARISON:
         The net interest margin (margin) percentage improved from 3.91 for the second quarter of 1995 to 4.09 for the second quarter of 1996. As shown in the Net Interest Margin Computation Table, the net interest spread (the difference between the yield on earning assets and the rates paid on interest-bearing liabilities) increased 34 basis points while the effect of net free funds decreased 16 basis points. The improvement in the net interest spread reflects the expiration of the amortization of a basis swap in May 1996, which improved margin 10 basis points.

NET INTEREST MARGIN COMPUTATION TABLE

                                                            Second Quarter
                                                            --------------
                                                            1996      1995
- ---------------------------------------------------------------------------
Yield on earning assets                                     8.04%     8.17%
Rate paid on interest-bearing liabilities                   4.69      5.16
- ---------------------------------------------------------------------------
Net interest spread                                         3.35      3.01
Effect of interest-free sources                              .66       .82
Loan fees                                                    .10       .10
FRB interest and penalties                                  (.02)     (.02)
- ---------------------------------------------------------------------------
Net interest margin                                         4.09%     3.91%
===========================================================================

         The net interest margin is affected by the activity levels of and related funding for First Tennessee's specialty lines of business, as these nonbank business lines generally produce lower margins than traditional retail/commercial banking activities. Consequently, First Tennessee's consolidated margin cannot readily be compared to that of other bank holding companies.
         The mortgage warehouse balance grew almost 125 percent between the second quarters of 1995 and 1996, adding $9.1 million to net interest income in 1996 compared to $4.9 million in the second quarter of 1995. Because the spread between the yields on mortgage loans temporarily in the warehouse and the related short-term funding rates is significantly less than the comparable spread earned in the retail/commercial bank, the consolidated margin was negatively impacted 15 basis points in the second quarter of 1996 compared with 3 basis points in the second quarter of 1995.
         The bond division contributed $.7 million more to net interest income in the second quarter of 1996 than in the same period in 1995. With its strategy to hedge inventory in the cash markets, the bond division also tends to negatively impact the consolidated net interest margin, since net interest income is effectively eliminated on these positions. This negative impact was 10 basis points in the second quarter of 1996, an improvement from the negative 15 basis points impact in the second quarter of 1995.
         The decline in the net interest margin in the other specialty lines of business, as shown in the Net Interest Margin Composition Table, came from the decreasing value of customer demand deposits that earn credit to pay for First Express services and from competitive pricing pressures experienced in credit card.
         The retail/commercial bank margin improved from 4.04 percent in the second quarter of 1995 to 4.29 percent in the second quarter of 1996. With First Tennessee's existing balance sheet mix and the current interest rate environment, the retail/commercial bank's margin is expected to remain stable throughout the balance of 1996, and going forward, the consolidated margin will improve with the expiration of the basis swap and will continue to be influenced by the activity levels of the specialty lines of business.

NET INTEREST MARGIN COMPOSITION TABLE

                                                            Second Quarter
                                                            ---------------
                                                            1996      1995
- ---------------------------------------------------------------------------
Retail/commercial bank                                      4.29%     4.04%
Basis swap                                                  (.09)     (.19)
Bond division                                               (.10)     (.15)
Mortgage banking                                            (.15)     (.03)
Other specialty lines of business                            .14       .24
- ---------------------------------------------------------------------------
   Total net interest margin                                4.09%     3.91%
===========================================================================

YEAR-TO-DATE COMPARISON:
        Year-to-date net interest margin improved from 3.92 percent to 4.01 percent. This improvement came from the reasons noted above in the quarterly comparison discussion.

PROVISION FOR LOAN LOSSES/ASSET QUALITY
         The provision for loan losses increased from $3.2 million for the second quarter of 1995 to $7.6 million for the second quarter of 1996. The higher provision reflects a higher level of allowance for loan losses commensurate with loan growth. In addition, the level of provision was increased due to inherent losses reflecting economic trends. The increase in net charge-offs was primarily related to consumer and credit card lending as the ratio of net charge-offs to total loans increased to .31 percent for the second quarter of 1996 compared with .19 percent from the same period in 1995. Although increased from the prior year's low level, credit card net charge-offs remain favorable to industry averages. The increase in 90 day past due loans reflects the overall trends in both permanent mortgage and the consumer loan delinquencies which are in line with current market trends.
The allowance for loan losses to loans has remained stable over the past few quarters and was 1.56 percent at June 30, 1996, and 1.61 percent at June 30, 1995. At June 30, 1996, First Tennessee had no concentration of
10 percent or more of total loans in any single industry.


ASSET QUALITY INFORMATION                                June 30
(Dollars in thousands)                          -----------------------
                                                    1996         1995
- -----------------------------------------------------------------------
Nonaccrual loans                                $ 14,336      $ 15,719
Restructured loans                                     -            72
- -----------------------------------------------------------------------
    Total nonperforming loans                     14,336        15,791
- -----------------------------------------------------------------------
Foreclosed real estate                             8,714        13,732
Other assets                                         925         1,785
- -----------------------------------------------------------------------
    Total nonperforming assets                  $ 23,975      $ 31,308
=======================================================================
Loans 90 days past due                          $ 32,157      $ 23,078
Potential problem assets                          79,063        72,742

Allowance for credit losses:
Beginning balance                               $114,631      $109,862
   Acquisitions                                        -           881
   Provision for loan losses                       7,559         3,216
   Charge-offs                                    (9,159)       (8,736)
   Loan recoveries                                 3,447         5,524
- -----------------------------------------------------------------------
Ending balance                                  $116,478      $110,747
=======================================================================

Allowance as a percentage of loans                  1.56%         1.61%

Nonperforming loans to total loans                   .19           .23
Nonperforming assets to total loans,
   foreclosed real estate and other assets           .32           .45

Allowance to nonperforming assets                  485.8         353.7



NET CHARGE-OFFS AS A PERCENTAGE OF
 AVERAGE LOANS                                            June 30
                                                  ----------------------
                                                    1996          1995
- ------------------------------------------------------------------------
Commercial and commercial real estate               (.13)%        (.18)%
Consumer                                             .27           .15
Credit card receivables                             3.98          3.29
Permanent mortgage                                  (.04)          .03
Total                                                .31           .19
- ------------------------------------------------------------------------

NONINTEREST EXPENSE
QUARTERLY COMPARISON:
         Total noninterest expense (operating expense) for the second quarter of 1996 increased 16 percent, or $23.5 million, over the same period in 1995. Employee compensation, incentives, and benefits (staff expense), the largest category, increased 14 percent, or $11.4 million. Staff expense includes commissions paid in several lines of business, such as the bond division, mortgage banking, and the venture capital companies. As the revenues increase or decrease in these business lines, the commissions change accordingly. Commissions and incentives in mortgage banking increased 52 percent and decreased 21 percent in the bond division from the second quarter of 1995.
         With higher origination volume and a larger servicing portfolio, amortization and hedging of mortgage servicing rights increased $1.9 million. The increase in advertising and public relations primarily resulted from targeted marketing expansion in the credit card business line in response to an increasingly competitive environment. The decrease in the deposit insurance premium reflects the cutback in the FDIC premium rate to zero at the beginning of 1996. The remaining expense in this category is the Savings Association Insurance Fund (SAIF) assessment on deposits that First Tennessee acquired in 1992 and a small FDIC administrative fee.
         Excluding purchase acquisitions since the second quarter of 1995, operating expense grew 1 percent in the retail/commercial bank and 26 percent in the specialty lines of business.

YEAR-TO-DATE COMPARISON:
         For the first six months of 1996, noninterest expense increased 18 percent over the same period last year with the purchase acquisitions and one-time acquisition costs not materially impacting this increase. Excluding purchase acquisitions and one-time acquisition costs, operating expenses grew 1 percent in the retail/commercial bank and 35 percent in the specialty lines of business for the same reasons noted above. In addition, during the first quarter of 1996, mortgage banking recognized approximately $2 million related to back office consolidation.

CAPITAL
         Shareholders' equity at June 30, 1996, was $892.3 million, an increase of $65.6 million, or 8 percent, from June 30, 1995. As a result of stock repurchased in the latter part of 1995, the period-end equity to assets ratio declined from 7.12 percent to 6.89 percent (June 1995 to June 1996). From time to time, First Tennessee will evaluate the level of capital and take action designed to generate or use the capital (i.e., acquisitions, stock buybacks, etc.) to maximize the benefit to shareholders. At June 30, 1996, the corporation's Tier 1 capital ratio was 8.78 percent, the Total capital ratio was 11.66 percent and the Leverage ratio was 6.37 percent. On June 30, 1996, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards.

OFF-BALANCE SHEET ACTIVITY
         In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into those "Held or issued for purposes other than broker/dealer operations" and those "Held or issued for broker/dealer operations" as noted in the Off-Balance Sheet Financial Instruments table.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT JUNE 30, 1996

                                                            Notional
(Dollars in millions)                                         Value
- ---------------------------------------------------------------------
HELD OR ISSUED FOR PURPOSES OTHER THAN BROKER/DEALER OPERATIONS
Commitments to extend credit:
        Consumer credit card lines                           $1,606.5
        Consumer home equity                                    282.7
        Commercial real estate and
           construction and land development                    353.7
        Mortgage banking                                        826.6
        Other                                                 1,456.6

Commercial and standby letters of credit                        238.4
Foreign exchange contracts, net position                           .4


Interest rate risk management activities:
        Interest rate swap receive fixed/
           pay floating - amortizing                            290.8
        Mortgage banking
           Commitments to sell loans, net position            1,423.7
           Put options purchased                                924.5


HELD OR ISSUED FOR BROKER/DEALER OPERATIONS
Forward contracts:
        Commitments to buy                                   $1,010.2
        Commitments to sell                                   1,028.0

Futures contracts:
        Commitments to buy                                       54.5

Options contracts:
        Written option contracts                                  2.0
        Purchased option contracts                                2.0

When-issued securities:
        Commitments to buy                                         .2
        Commitments to sell                                        .2

Securities underwriting commitments                               1.8
- ---------------------------------------------------------------------

                                    Part II.
                                    --------
                               OTHER INFORMATION

Items 1,2, 3, and 5.
- --------------------
As of the end of the second quarter, 1996, the answers to Items 1,2, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------
(a)      The Company's Annual Meeting of Shareholders was held April 16, 1996.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for election to Class III (Messrs. Cantu, Cates, Haslam and Horn). The nominees were elected for a three-year term, or until their respective successors are duly elected and qualified. Directors continuing in office are Ms. Roman and Messrs. Blattberg, Martin, Orgill, Rose, Sansom, and Street.

(c) At the Annual Meeting, the shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for the year 1996. The shareholders vote was as follows:

1.       Nominees                      For         Witheld
         --------                      ---         -------
         Carlos H. Cantu            53,265,316     302,571
         George E. Cates            53,280,273     287,614
         James A. Haslam, III       53,278,934     288,954
         Ralph Horn                 53,319,802     248,086

                                        For       Witheld   Abstain
                                        ---       -------   -------
2.       Ratification of Auditors     53,250,121   218,894   98,647

         There were no "broker non-votes" with respect to any of the nominees or the ratification of the auditors and no abstentions with respect to any of the nominees.


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------
(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the
         Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b)      No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST TENNESSEE NATIONAL CORPORATION
                                       ------------------------------------
                                                     (Registrant)





DATE:  8/13/96                        By:     Elbert L. Thomas Jr.
      ----------------                   --------------------------------
                                              Elbert L. Thomas Jr.
                                          Executive Vice President and
                                            Chief Financial Officer
                                          (Duly Authorized Officer and
                                           Principal Financial Officer

                                 EXHIBIT INDEX




Exhibit No.                       Exhibit Description                  Page No.
- -----------                       -------------------                  --------
    3(ii)         Bylaws of the Corporation, as amended              Filed Herewith

   11             Statement re Computation of Per Share Earnings.    Filed Herewith

   27             Financial Data Schedule (for SEC use only)         Filed Herewith