Form 10-Q
period 1996-09-30
FIRST TENNESSEE NATIONAL CORP
filed 1996-11-13
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

     (Mark one)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               --------------
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period fr om             to
                               -------------  -------------
Commission file number   0-4491
                        -------
                      FIRST TENNESSEE NATIONAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

             Tennessee                                    62-0803242
----------------------------------                      --------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

165 Madison Avenue, Memphis, Tennessee                       38103
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

                                 (901) 523-4027
               ----------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
                ---------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
   -----    ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                 67,165,630
-----------------------------        ----------------------------
           Class                     Outstanding at October 31, 1996

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

CONSOLIDATED STATEMENTS OF CONDITION        First Tennessee National Corporation
--------------------------------------------------------------------------------

                                                                       September 30          December 31
                                                                -----------------------   ---------------
(Dollars in thousands)(Unaudited)                                     1996         1995          1995
---------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                          $    778,719  $   709,133   $   710,870
Federal funds sold and securities purchased
     under agreements to resell                                       168,253      102,219        64,978
---------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                             946,972      811,352       775,848
---------------------------------------------------------------------------------------------------------
Investment in bank time deposits                                          936        1,033         2,119
Broker/dealer securities inventory                                    179,169      224,917       182,655
Mortgage loans held for sale                                          737,037      714,856       789,183
Securities available for sale                                       2,154,602    1,012,534     2,036,668
Securities held to maturity (market value of $68,736
     at September 30, 1996; $969,651 at September 30, 1995;
     and $75,750 at December 31, 1995)                                 68,357      976,923        74,731
Loans, net of unearned income                                       7,630,034    7,022,704     7,333,283
     Less:  Allowance for loan losses                                 117,717      110,882       112,567
---------------------------------------------------------------------------------------------------------
          Total net loans                                           7,512,317    6,911,822     7,220,716
---------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           184,903      168,094       177,400
Real estate acquired by foreclosure                                     7,059       13,714        11,794
Mortgage servicing rights                                             251,156      121,873       149,220
Intangible assets                                                     121,928      103,389       128,985
Bond division receivables and other assets                            636,909      520,561       527,563
---------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                           $ 12,801,345  $11,581,068   $12,076,882
=========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Demand                                                      $  1,893,163  $ 1,809,031   $ 1,983,994
     Checking/Interest                                                140,086      482,891       103,860
     Savings                                                          675,264      578,496       592,320
     Money market account                                           2,596,715    1,906,330     2,499,817
     Certificates of deposit under $100,000 and other time          2,904,217    2,853,894     2,882,094
     Certificates of deposit $100,000 and more                        862,643      443,641       520,112
---------------------------------------------------------------------------------------------------------
          Total deposits                                            9,072,088    8,074,283     8,582,197
---------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
     agreements to repurchase                                       1,589,888    1,403,090     1,674,225
Commercial paper and other short-term borrowings                      322,297      477,802        86,520
Bond division payables and other liabilities                          636,038      600,156       600,699
Term borrowings                                                       255,998      201,057       260,017
---------------------------------------------------------------------------------------------------------
          Total liabilities                                        11,876,309   10,756,388    11,203,658
---------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
     but unissued)                                                          -            -             -
Common stock - $1.25 par value (shares authorized -200,000,000;
     shares issued - 67,143,632 at September 30, 1996; 66,564,568
     at September 30, 1995; and 67,178,236 at December 31, 1995)       83,929       83,206        83,973
Capital surplus                                                        60,802       53,009        63,610
Undivided profits                                                     790,005      688,742       716,861
Unrealized market adjustment on available for sale securities          (5,764)       1,797        10,582
Deferred compensation on restricted stock incentive plan               (3,936)      (2,074)       (1,802)
---------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                  925,036      824,680       873,224
---------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 12,801,345  $11,581,068   $12,076,882
=========================================================================================================

CONSOLIDATED STATEMENTS OF INCOME           First Tennessee National Corporation
--------------------------------------------------------------------------------

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30                September 30
                                                                  ----------------------    -----------------------
(Dollars in thousands except per share data)(Unaudited)            1996          1995          1996         1995
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                    $   164,075   $   156,049      $485,878  $   449,114
Interest on investment securities:
  Taxable                                                          34,176        32,318       100,499       99,155
  Tax-exempt                                                        1,241         1,024         3,910        3,264
Interest on mortgage loans held for sale                           22,034        18,105        63,518       36,880
Interest on broker/dealer securities inventory                      2,483         2,627        11,268        9,601
Interest on other earning assets                                    1,768         1,408         4,330        7,653
-------------------------------------------------------------------------------------------------------------------
          Total interest income                                   225,777       211,531       669,403      605,667
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Checking/Interest                                                   609         1,759         1,928        5,968
  Savings                                                           2,336         2,482         7,250        8,149
  Money market account                                             20,964        21,654        68,521       64,801
  Certificates of deposit under $100,000 and other time            41,888        43,481       124,630      124,735
  Certificates of deposit $100,000 and more                        12,042         7,128        34,659       21,606
Interest on short-term borrowings                                  27,617        32,054        83,241       81,217
Interest on term borrowings                                         5,272         4,366        15,793       12,913
-------------------------------------------------------------------------------------------------------------------
          Total interest expense                                  110,728       112,924       336,022      319,389
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               115,049        98,607       333,381      286,278
Provision for loan losses                                           8,853         5,921        24,445       13,285
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               106,196        92,686       308,936      272,993
-------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                   71,495        55,276       190,516      144,941
Bond division                                                      16,951        20,341        62,217       61,362
Deposit transactions and cash management                           20,141        18,644        57,436       55,525
Cardholder and merchant processing                                 10,860         9,345        30,098       25,551
Trust services                                                      9,462         8,562        27,154       27,097
Equity securities gains/(losses)                                       49         1,441           539        1,533
Debt securities gains/(losses)                                         (5)       (1,416)         (185)      (1,021)
All other                                                          13,466        13,154        40,941       37,559
-------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                142,419       125,347       408,716      352,547
-------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN  LOSSES            248,615       218,033       717,652      625,540
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                    94,005        86,889       286,009      247,850
Operations services                                                11,706         9,479        32,783       27,587
Occupancy                                                          10,129         9,264        29,286       27,053
Communications and courier                                          8,097         7,694        24,883       22,184
Equipment rentals, depreciation, and maintenance                    8,488         7,613        25,126       23,226
Amortization of mortgage servicing rights                           7,307         3,888        21,206        9,657
Advertising and public relations                                    3,469         3,255        12,927       10,145
Legal and professional fees                                         2,924         1,904         8,786        9,494
Amortization of intangible assets                                   2,412         1,980         7,128        5,717
Deposit insurance premium                                           4,259            43         5,142        8,794
All other                                                          22,116        17,993        65,219       49,963
-------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                               174,912       150,002       518,495      441,670
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         73,703        68,031       199,157      183,870
Applicable income taxes                                            26,906        24,201        72,572       64,680
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $    46,797   $    43,830   $   126,585  $   119,190
===================================================================================================================
NET INCOME PER COMMON SHARE                                   $       .69   $       .66   $      1.88  $      1.76
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                            67,144,391    66,930,118    67,223,305   67,871,964
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS      First Tennessee National Corporation
--------------------------------------------------------------------------------

                                                                Nine Months Ended September 30
                                                                -------------------------------
(Dollars in thousands)(Unaudited)                                            1996         1995
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                             $ 126,585   $ 119,190
  Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
      Provision for loan losses                                             24,445      13,285
      Provision for deferred income tax                                     39,465      22,809
      Depreciation and amortization of premises and equipment               21,381      18,085
      Amortization of mortgage servicing rights                             21,206       9,657
      Amortization of intangibles                                            7,128       5,717
      Net amortization and accretion                                        (3,834)     14,736
      Market value adjustment on foreclosed property                         3,029       2,700
      Equity securities gains                                                 (539)     (1,533)
      Debt securities losses                                                   185       1,021
      Net (gain)/loss on disposal of fixed assets                              (43)      1,132
      Net increase in:
        Broker/dealer securities inventory                                   3,486     (54,886)
        Mortgage loans held for sale                                        52,146    (199,449)
        Bond division receivables                                          (66,367)    (60,502)
        Interest receivable                                                 (5,586)     (3,414)
        Other assets                                                      (152,393)   (193,215)
      Net increase/(decrease) in:
        Bond division payables                                              58,802      84,872
        Interest payable                                                     2,196      16,553
        Other liabilities                                                  (51,685)    124,782
-----------------------------------------------------------------------------------------------
        Total adjustments                                                  (46,978)   (197,650)
-----------------------------------------------------------------------------------------------
        Net cash provided/(used) by operating activities                    79,607     (78,460)
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from maturities of:
    Held to maturity securities                                              7,766      71,001
    Available for sale securities                                          316,193     124,016
  Proceeds from sale of:
    Available for sale securities                                          381,195     226,897
    Premises and equipment                                                     941       2,563
  Payments for purchase of:
    Held to maturity securities                                             (1,463)    (29,587)
    Available for sale securities                                         (840,550)   (124,842)
    Premises and equipment                                                 (28,705)    (28,185)
  Net increase in loans                                                   (312,043)   (490,611)
  Decrease in investment in bank time deposits                               1,183       1,501
  Acquisitions, net of cash and cash equivalents acquired                      400      12,691
-----------------------------------------------------------------------------------------------
        Net cash used by investing activities                             (475,083)   (234,556)
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from:
    Exercise of stock options                                                3,948       3,682
    Issuance of term borrowings                                                  -      90,000
  Payments for:
    Capital lease obligations                                                 (176)       (110)
    Term borrowings                                                         (4,149)     (2,781)
    Stock repurchase                                                       (14,093)    (63,296)
    Cash dividends                                                         (53,517)    (47,048)
    Equity distributions related to acquisitions                                 -         (20)
  Net increase in:
    Deposits                                                               483,147      95,136
    Short-term borrowings                                                  151,440      70,853
-----------------------------------------------------------------------------------------------
        Net cash provided by financing activities                          566,600     146,416
-----------------------------------------------------------------------------------------------
        Net increase/(decrease) in cash and cash equivalents               171,124    (166,600)
-----------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period                   775,848     977,952
-----------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                      $  946,972   $ 811,352
===============================================================================================
Total interest paid                                                     $  326,812   $ 302,132
Total income taxes paid                                                     33,107      33,474

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1995 Annual Report to shareholders.

NOTE 2 -- LOANS
The composition of the loan portfolio at September 30 is detailed below:

(Dollars in thousands)                                                 1996          1995
------------------------------------------------------------------------------------------
Commercial                                                       $3,465,575    $3,167,155
Consumer                                                          2,657,539     2,434,438
Permanent mortgage                                                  653,205       678,789
Credit card receivables                                             537,034       497,794
Real estate construction                                            298,074       227,889
Nonaccrual                                                           18,607        16,639
------------------------------------------------------------------------------------------
     Loans, net of unearned income                                7,630,034     7,022,704
          Allowance for loan losses                                 117,717       110,882
------------------------------------------------------------------------------------------
               Total net loans                                   $7,512,317    $6,911,822
==========================================================================================

     The following table presents information concerning nonperforming loans at September 30:

(Dollars in thousands)                                                 1996          1995
------------------------------------------------------------------------------------------
Impaired loans                                                      $11,777       $ 9,167
Other nonaccrual loans                                                6,830         7,472
------------------------------------------------------------------------------------------
          Total nonperforming loans                                 $18,607       $16,639
==========================================================================================

     Nonperforming loans consist of impaired loans, other nonaccrual loans, and certain restructured loans. An impaired loan is a loan that management believes the contractual amount due probably will not be collected. Impaired loans are generally carried on a nonaccrual status. Nonaccrual loans are loans on which interest accruals have been discontinued due to the borrower's financial difficulties. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest.
     Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. Total restructured impaired loans at September 30, 1996 and 1995, were $279,000 and $365,000, respectively. The following table presents information concerning impaired loans:

                                       Three Months Ended              Nine Months Ended
                                          September 30                   September 30
                                  ---------------------------      -----------------------
(Dollars in thousands)                     1996          1995          1996          1995
------------------------------------------------------------------------------------------
Total interest on impaired loans        $    91        $  373        $  475       $ 1,303
Average balance on impaired loans        10,723         8,777         9,289        10,117
------------------------------------------------------------------------------------------

     An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 1996 and 1995, is summarized as follows:

(Dollars in thousands)                           Non-impaired      Impaired        Total
-----------------------------------------------------------------------------------------
Balance at January 1, 1995                           $109,859        $    -      $109,859
Transfer of allowance                                  (2,542)        2,542             -
Allowance from acquisitions                             1,028             -         1,028
Provision for loan losses                               9,294         3,991        13,285
Charge-offs                                            21,572         3,126        24,698
     Less loan recoveries                              11,339            69        11,408
------------------------------------------------------------------------------------------
          Net charge-offs/(recoveries)                 10,233         3,057        13,290
------------------------------------------------------------------------------------------
Balance at September 30, 1995                        $107,406        $3,476      $110,882
==========================================================================================

Balance at January 1, 1996                           $109,051        $3,516      $112,567
Provision for loan losses                              24,111           334        24,445
Charge-offs                                            27,935           816        28,751
     Less loan recoveries                               9,099           357         9,456
------------------------------------------------------------------------------------------
          Net charge-offs/(recoveries)                 18,836           459        19,295
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                        $114,326        $3,391      $117,717
==========================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED FINANCIAL REVIEW

         The following is a discussion and analysis of the financial condition and results of operations of First Tennessee National Corporation (First Tennessee) for the three month and nine month periods ended September 30, 1996, compared to the three month and nine month periods ended September 30, 1995. First Tennessee is made up of the retail/commercial bank and six specialty lines of business: mortgage banking, the bond division, credit card, trust services, First Express (nationwide check clearing) and transaction processing. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1995 financial statements, notes and management's discussion is provided in the 1995 annual report.

THIRD QUARTER OVERVIEW

         First Tennessee reported record earnings of $.69 per share, up 5 percent over last year's third quarter earnings per share, and net income of $46.8 million, an increase of 7 percent from the previous year.

         On September 30, 1996, Federal legislation was enacted which required all banks to help bail out the Savings & Loan industry. This action included the assessment of a one-time fee to banks that own previously acquired thrift deposits of $.526 per $100 of thrift deposits they held at March 31, 1995. The pre-tax cost to First Tennessee of the one-time Savings Association Insurance Fund (SAIF) assessment was $3.8 million in the third quarter of 1996.

         Excluding the SAIF assessment, First Tennessee would have reported earnings per share of $.73, up 11 percent from $.66 in 1995, and net income of $49.1 million, up 12 percent from the previous year.


INCOME AND PROFITABILITY RATIOS FOR THE THIRD QUARTER TABLE

                                                 1996
                                     -----------------------------
                                       One-time SAIF Assessment:
                                     -----------------------------
                                      Included           Excluded          1995
----------------------------------------------------------------------------------
Net income (millions)                  $46.8              $49.1            $43.8
Earnings per share                     $  .69              $ .73            $ .66
Return on average assets                 1.47%              1.55%            1.50%
Return on average equity                20.71%             21.75%           21.32%
---------------------------------------------------------------------------------

         At September 30, 1996, total assets were $12.8 billion and shareholders' equity was $925.0 million.

INCOME STATEMENT/BALANCE SHEET DISCUSSION
NONINTEREST INCOME

         Noninterest income, also called fee income, grew 14 percent, or $17.1 million, from the third quarter of 1995. Noninterest income contributed 55 percent to total revenue during the third quarter of 1996. The growth in fee income came largely from mortgage banking.

         Mortgage banking fee income increased 29 percent, or $16.2 million, from the year-ago quarter. This growth was primarily from increased servicing fees and income from mortgage loans sold into the secondary market. Mortgage servicing income increased $6.3 million from the third quarter of 1995 as the servicing portfolio grew $6.3 billion - from $15.4 billion at September 30, 1995, to $21.7 billion at September 30, 1996. Origination volume was essentially flat for the third quarters of 1995 and 1996 with approximately $2.4 billion of mortgage loans being originated in each quarter. Refinance activity accounted for approximately 19 percent of total originations in the third quarter of 1996 compared with 23 percent for the third quarter of 1995. Approximately $350 million more loans were sold in the third quarter of 1996 compared with the same period in 1995. This larger volume of loans sold into the secondary market was the major reason for the $5.3 million increase from gains on the sale of loans.

         Bond division fee income decreased 17 percent, or $3.4 million, from the previous year's quarter. Community banks, the bond division's primary customer base, experienced an increase in loan volume thus reducing their investment security demands. Additionally, expectations of future interest rate increases caused many of these customers to delay purchasing decisions and invest in shorter maturity securities.

Total securities bought and sold by the bond division was relatively flat for the third quarters of 1995 and 1996 at approximately $43.6 billion each quarter.

         The credit card operations of cardholder and merchant processing increased 16 percent, or $1.5 million, resulting from increased volume and the expansion of new customer bases and relationships. Higher transaction volume led to the 8 percent, or $1.5 million, increase in deposit transactions and cash management. Trust services noninterest income increased 11 percent, or $.9 million, from the previous year's quarter.

NET INTEREST INCOME

         For the third quarter of 1996, net interest income, on a fully taxable equivalent basis, increased 17 percent, or $16.5 million, from the year-ago quarter. This increase was due to a larger balance sheet with growth in earning assets of 7 percent and a 33 basis point improvement in the net interest margin.

BALANCE SHEET GROWTH

        Total assets grew 11 percent, or $1.2 billion, from September 30, 1995, to September 30, 1996. Earning assets, including loans, have been expressed net of unearned income. Period-end loans, increased 9 percent, or $607.3 million, from September 30, 1995, to September 30, 1996; mortgage loans held for sale (mortgage warehouse) increased 3 percent, or $22.2 million; and investment securities increased 12 percent, or $233.5 million. The growth in the period-end balance sheet was partially funded by a 9 percent, or $494.7 million, increase in interest-bearing core deposits. The balance sheet growth is attributable to internal growth and the purchase acquisition of Financial Investment Corporation (parent company of First National Bank of Springdale in Springdale, Arkansas, acquired on October 1, 1995, with assets of $349 million at acquisition). Excluding this acquisition, loans grew 7 percent, investment securities grew 4 percent and interest-bearing core deposits grew 5 percent from September 30, 1995.

         Comparing average balances from third quarter 1995, total assets grew 9 percent, or $1.0 billion; loans grew 8 percent, or $556.0 million;
investment securities grew 3 percent, or $55.0 million; and interest-bearing core deposits increased 9 percent, or $535.8 million. Commercial loans increased 7 percent, or $219.4 million. Commercial loans represented 45 percent and consumer loans represented 35 percent of total loans.
Consumer loans grew 10 percent, or $247.4 million. Through the efforts of targeted marketing campaigns, credit card receivables grew 10 percent, or $47.9 million. The permanent mortgage portfolio decreased 3 percent, or $18.0 million, as new loans were securitized and sold and older loans paid down.
Real estate construction loans grew 26 percent, or $59.7 million. This increase was primarily due to single family related construction projects. Excluding the purchase acquisition of Financial Investment Corporation, average loans and average interest-bearing core deposits each grew 6 percent from the third quarter of 1995.

         The average mortgage warehouse increased 11 percent, or $105.8 million, from the third quarter of 1995. This growth was funded by an increase of 12 percent, or $340.3 million, in purchased funds, which closely match the mortgage warehouse average life, from the third quarter of 1995.

NET INTEREST MARGIN

         The net interest margin (margin) percentage improved from 3.85 for the third quarter of 1995 to 4.18 for the third quarter of 1996. As shown in the Net Interest Margin Computation Table, the net interest spread (the difference between the yield on earning assets and the rates paid on interest-bearing liabilities) increased 53 basis points while the effect of net free funds decreased 20 basis points. Approximately half of the year-over-year improvement in the net interest margin came from the expiration in May 1996 of amortization expense related to a basis swap.

NET INTEREST MARGIN COMPUTATION TABLE

                                                                Third Quarter
                                                                -------------
                                                                1996     1995
-----------------------------------------------------------------------------
Yield on earning assets                                         8.06%    8.08%
Rate paid on interest-bearing liabilities                       4.57     5.12
-----------------------------------------------------------------------------
   Net interest spread                                          3.49     2.96
Effect of interest-free sources                                  .61      .81
Loan fees                                                        .09      .09
FRB* interest and penalties                                     (.01)    (.01)
-----------------------------------------------------------------------------
   Net interest margin                                          4.18%    3.85%
=============================================================================

*Federal Reserve Bank

         The net interest margin is affected by the activity levels and related funding for First Tennessee's specialty lines of business, as these nonbank business lines typically produce different margins than traditional retail/commercial banking activities. Consequently, First Tennessee's consolidated margin cannot be readily compared to that of other bank holding companies.

         Benefiting from strong loan growth and restructuring in the investment portfolio, the retail/commercial bank margin improved from 4.06 percent in the third quarter of 1995 to 4.26 percent for the third quarter of 1996.

         The negative impact on the net interest margin from mortgage banking occurs because the spread between the rates on mortgage loans temporarily in the warehouse and the related short-term funding rates are significantly less than the comparable spread earned in the retail/commercial bank. The bond division also negatively impacts the net interest margin because of its strategy to hedge inventory in the cash markets which effectively eliminates net interest income on these positions, but reduces the risk of large market losses due to interest rate moves.

NET INTEREST MARGIN COMPOSITION TABLE

                                               Third Quarter
                                            ------------------
                                            1996          1995
--------------------------------------------------------------
Retail/commercial bank                      4.26%         4.06%
Basis swap impact                              -          (.17)
Bond division                               (.10)         (.10)
Mortgage banking                            (.11)         (.15)
Other lines of business                      .13           .21
--------------------------------------------------------------
    Total net interest margin               4.18%         3.85%
==============================================================

PROVISION FOR LOAN LOSSES/ASSET QUALITY

         The reserve for loan losses to loans remained relatively stable at
1.54 percent on September 30, 1996, and 1.58 percent on September 30, 1995. However, the provision for loan losses increased $2.9 million to $8.9 million at September 30, 1996. The increase in provision reflects a higher amount of allowance for loan losses commensurate with loan growth. In addition, given economic trends, the level of provision was increased due to inherent losses primarily in the consumer loan and credit card portfolios. Net charge-offs to average loans for the third quarter were .41 percent in 1996 compared with
 .34 percent in 1995. The increase in net charge-offs was primarily related to consumer and credit card lending, as the commercial and commercial real estate net charge-offs resulted in net recoveries. Despite the increase in credit card net charge-offs from the previous year, asset quality of both credit cards and consumer loans remained favorable to industry averages in the third quarter of 1996. The increase in 90 day past due loans reflects the overall trends in consumer loan delinquencies which are consistent with current market trends in the industry. At September 30, 1996, First Tennessee had no concentration of 10 percent or more of total loans in any single industry.

ASSET QUALITY INFORMATION TABLE
(Dollars in thousands)

                                                               September 30
                                                         -----------------------
                                                            1996          1995
---------------------------------------------------------------------------------
Nonperforming loans                                      $  18,607     $   16,639
Foreclosed real estate                                       7,059         13,714
Other assets                                                   203          1,094
---------------------------------------------------------------------------------
    Total nonperforming assets                           $  25,869     $   31,447
=================================================================================
Loans 90 days past due                                   $  32,424     $   25,439

Potential problem assets                                    77,984         68,279
  (Includes loans 90 days past due)

Allowance for credit losses:
Balance at June 30                                       $ 116,478     $  110,747
   Acquisitions                                                 --            147
   Provision for loan losses                                 8,853          5,921
   Charge-offs                                             (10,742)        (8,671)
   Loan recoveries                                           3,128          2,738
---------------------------------------------------------------------------------
Balance at September 30                                  $ 117,717     $  110,882
=================================================================================
Allowance as a % of loans                                     1.54%          1.58%

Nonperforming loans to total loans                             .24            .24
Nonperforming assets to total loans,
    foreclosed real estate and other assets                    .34            .45
Allowance to nonperforming assets                           455.1          352.6
---------------------------------------------------------------------------------

NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS TABLE

                                                      For the quarter ended
                                                         September 30
                                                      ------------------
                                                       1996         1995
------------------------------------------------------------------------
Commercial and commercial real estate                  (.02)%        .04%
Consumer                                                .39          .33
Credit card receivables                                3.94         2.92
Permanent mortgage                                     (.02)         .03

Total                                                   .41          .34
------------------------------------------------------------------------


NONINTEREST EXPENSE

        Total noninterest expense (operating expense) for the third quarter of 1996 increased $24.9 million, or 17 percent, over the same period in 1995. Excluding the one-time SAIF assessment, total operating expense increased $21.1 million, or 14 percent. Approximately half of the growth in operating expenses is related to the mortgage banking division due to its larger servicing portfolio, production costs, and costs associated with entering new production
channels.   Excluding mortgage banking and the SAIF assessment, overall operating expense increased 10 percent from the third quarter of 1995.

         Employee compensation, incentives, and benefits (staff expense), the largest category, increased 8 percent, or $7.1 million. Staff expense includes commissions paid in several lines of business such as the bond division and mortgage banking. As the revenues increase or decrease in these business lines, the commissions change accordingly. Salaries and commissions increased 11 percent in mortgage banking and decreased 14 percent in the bond division from the third quarter of 1995.

         Amortization and hedging of mortgage servicing rights increased $3.4 million as a result of a larger servicing portfolio. The $4.2 million increase in the deposit insurance premium from the previous year includes the $3.8 million one-time SAIF assessment fee.

         Excluding the purchase acquisition of Financial Investment
Corporation and the SAIF assessment, operating expense in the retail/commercial bank increased 9 percent and in the specialty lines of business increased 15 percent from the third quarter of 1995.


CAPITAL

         Shareholders' equity at September 30, 1996, was $925.0 million, an increase of 12 percent, or $100.4 million, from $824.7 million at September 30, 1995. The period-end equity to assets ratio improved from 7.11 percent at September 30, 1995, to 7.27 percent at September 30, 1996. The average equity to average assets ratio improved from 7.02 percent in the third quarter of 1995 to 7.18 percent for the same period in 1996. (Note: these equity ratios do not include the effects of the mark to market valuation of the investment portfolio (FASB 115)).

         At September 30, 1996, the corporation's Tier 1 capital ratio was 9.14 percent, the Total capital ratio was 12.02 percent and the Leverage ratio was
6.67 percent. On September 30, 1996, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards.

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

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT SEPTEMBER 30, 1996

                                                                   Notional
(Dollars in millions)                                               Value
-----------------------------------------------------------------------------
HELD OR ISSUED FOR PURPOSES OTHER THAN BROKER/DEALER OPERATIONS
Commitments to extend credit:
        Consumer credit card lines                                  $1,589.7
        Consumer home equity                                           307.4
        Commercial real estate and
           construction and land development                           317.1
        Mortgage banking                                               754.6
        Other                                                        1,566.7

Commercial and standby letters of credit                               246.2
Foreign exchange contracts, net position                                  .1


Interest rate risk management activities:
        Interest rate swap receive fixed/
           pay floating - amortizing                                   287.7
        Mortgage banking
           Commitments to sell loans, net position                     952.9
           Put options purchased                                     1,068.0
           Call options written                                         40.0

HELD OR ISSUED FOR BROKER/DEALER OPERATIONS
Forward contracts:
        Commitments to buy                                          $  531.2
        Commitments to sell                                            505.9

Futures contracts:
        Commitments to buy                                               -

Options contracts:
        Written option contracts                                         -
        Purchased option contracts                                       -

When-issued securities:
        Commitments to buy                                               -
        Commitments to sell                                              -

Securities underwriting commitments                                       .2
-----------------------------------------------------------------------------

NINE MONTHS EARNINGS HIGHLIGHTS

         Net income totaled $126.6 million for the nine months ended September 30, 1996, an increase of 6 percent from $119.2 million for the same period last year, and earnings per share increased 7 percent from $1.76 in 1995 to $1.88 in 1996.
         Noninterest income increased 16 percent to $408.7 million from $352.5 million in the same period in 1995. Noninterest income comprised 55 percent of total revenue. Mortgage banking fee income grew $45.6 million, or 31 percent, from increased origination volume and a larger servicing portfolio. The bond division's fee income was relatively flat from the previous year with 1 percent growth. Cardholder and merchant processing increased $4.5 million, or 18 percent from the previous year. Growth rates were negatively impacted as a result of the 1995 accounting changes from cash basis to accrual basis, such that deposit transactions and cash management grew $1.9 million, or 3 percent, and trust service fee income was flat for the nine month comparable periods.

         Net interest income stated on a fully taxable-equivalent basis totaled $337.5 million, up 16 percent, or $47.7 million, from the same period in 1995. Year-to-date net interest margin improved from 3.89 percent in 1995 to 4.07 percent in 1996. The provision for loan losses increased to $24.4 million from $13.3 million in the previous year.

         Noninterest expenses totaled $518.5 million, up 17 percent from $441.7 million in 1995. The increase in noninterest expenses related primarily to mortgage banking. Excluding mortgage banking operations, noninterest expenses increased 8 percent from the prior year. Staff expense, the largest category, increased $38.2 million, or 15 percent. Salaries and commissions in mortgage banking increased 30 percent and in the bond division increased 6 percent from the nine month period in 1995. As a result of higher origination volume and a larger servicing portfolio, amortization and hedging of mortgage servicing rights increased $11.5 million. The $3.7 million decrease in the deposit insurance premium includes the benefit of the reduction in the FDIC premium to zero at the beginning of 1996 partially offset by the $3.8 million one-time SAIF assessment.

         Excluding the impact of acquisition related transactions and the one-time SAIF assessment, operating expenses grew 3 percent in the retail/commercial bank and 27 percent in the specialty lines of business.

BALANCE SHEET

         Total assets averaged $12.5 billion for the first nine months, up 13 percent from last year's average of $11.1 billion. Loans averaged $7.4 billion for the first nine months, an increase of 10 percent from last year. Interest-bearing core deposits averaged $6.3 billion for the first nine months, an increase of 8 percent from $5.8 billion in 1995. Excluding the purchase acquisition of Financial Investment Corporation, average loans grew 7 percent and average interest-bearing core deposits grew 5 percent.

SUBSEQUENT EVENTS

         The thrift fund rescue and regulatory relief package was signed into law on September 30, 1996. In addition to the one-time special assessment to recapitalize SAIF, the new law will require banks as well as the thrifts to pay the interest due on Financing Corp. (FICO) bonds. These FICO bonds were used to bail out the thrift industry during the 1980s. All banks will be assessed to pay the interest due on FICO bonds starting on January 1, 1997. Management expects that the cost to First Tennessee will be immaterial.

                                    Part II.

                               OTHER INFORMATION

Items 1, 2, 3, 4 and 5.

As of the end of the third quarter, 1996, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits furnished in accordance with the provisions of the Exhibit
     Table of Item 601 of Regulation S-K are included as described in the
     Exhibit Index which is a part of this report.  Exhibits not listed in the
     Exhibit Index are omitted because they are inapplicable.


(b) No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST TENNESSEE NATIONAL CORPORATION
                                            ------------------------------------
                                                         (Registrant)





DATE: 11/13/96                               By: /s/ Elbert L. Thomas, Jr.
     ---------------------                      ----------------------------
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