Form 10-K
period 1996-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1997-03-27
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                     - or -
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the Transition period from __________ to__________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                              --------

At February 21, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $2.89 billion.

At February 21, 1997, the registrant had 64,350,661 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the year ended 12/31/96 - Parts I, II, and IV.

2. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/15/97 -Part III.

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1996, the Corporation had total assets of $13.1 billion and ranked second in terms of total assets among Tennessee-headquartered bank holding companies and ranked 45th nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services. The Corporation is primarily engaged in the commercial banking business. Significant operations are, however, conducted in mortgage banking and the bond division, which are described in more detail in the response to Item 7 of Part II hereof and Note 16 to the Consolidated Financial Statements. During 1996 approximately 56% of revenues were provided by fee income and approximately 44% of revenues were provided by net interest income. As a bank holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allows coordination of selected policies and activities.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 1996 it generated gross revenue (net interest income plus noninterest income) of approximately $967.3 million and contributed 95% of consolidated net income from continuing operations. At December 31, 1996, the Bank had $12.1 billion in total assets, $8.2 billion in total deposits, and $7.9 billion in net loans. Within the State of Tennessee on December 31, 1996, it ranked first among banks in terms of total assets and deposits. Nationally, it ranked 55th in terms of total assets as of September 30, 1996. On December 31, 1996, the Corporation's subsidiary banks had 263 banking locations (including 30 free-standing ATM machines) in 21 Tennessee counties, including all of the major metropolitan areas of the state, 15 banking locations in Mississippi and 11 banking locations (including 3 free-standing ATM's) in Arkansas. Subsidiaries of the Bank at December 31, 1996, provided mortgage banking services through approximately 147 offices in 29 states.

         An element of the Corporation's business strategy is to seek acquisitions that would enhance long-term shareholder value. The Corporation has an acquisitions department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy. Acquisitions which closed during the past three years are described in Note 2 to the Consolidated Financial Statements contained in the Corporation's 1996 Annual Report to Shareholders (the "1996 Annual Report"), which note is incorporated herein by reference.

         The Corporation provides the following services through its subsidiaries:
         - general banking services for consumers, small businesses, corporations, financial institutions, and governments
         -        mortgage banking services
         - bond division--primarily sales and underwriting of bank-eligible securities and mortgage loans and advisory services
         -        trust, fiduciary, and agency services
         -        nationwide check clearing services
         -        credit card products
         - merchant credit card and automated teller machine transaction processing
         - discount brokerage, brokerage, venture capital, equipment finance and credit life insurance
         -        investment and financial advisory services
         -        mutual fund sales as agent
         -        insurance sales as agent
         -        check processing software and systems.

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The bond division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer with offices in Memphis and Knoxville, Tennessee; Mobile, Alabama; Chicago, Illinois; Overland Park, Kansas; and Dallas, Texas. The subsidiary banks are supervised and regulated as described below. Highland Capital Management Corp. is registered with the SEC and certain states as an investment adviser. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. is registered with the SEC and certain states as a broker-dealer. FT Mortgage Companies is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller as well as various state regulators. First Tennessee Insurance Services ("FTIS"), a department of the Bank with offices in Dandridge, Tennessee, is licensed in several states as a non-resident insurance agency. Certain employees of FTIS are licensed as insurance agents in Tennessee and other states.

         Expenditures for research and development activities were not material for the years 1994, 1995 or 1996.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 1996, the Corporation and its subsidiaries had approximately 7,745 full-time-equivalent employees, not including contract labor for certain services, such as guard and house-keeping.

Supervision and Regulation.

         The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Corporation is required to file with the Board annual reports and such additional information as the Board may require pursuant to the BHCA. The Board may also make examinations of the Corporation and its subsidiaries. The following summary of the BHCA and of the other acts described herein is qualified in its entirety by express reference to each of the particular acts.

         General

         As a bank holding company, the Corporation is subject to the regulation and supervision of the Federal Reserve under the BHCA. Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The BHCA also restricts the types of activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

         In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquiror's principal state of operations without regard to whether the transaction is prohibited under state law. See " --Interstate Banking and Branching Legislation." Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of September 30, 1996, the Corporation estimates that it held approximately 14% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee Bank to establish branches in any county in Tennessee. Management cannot predict the extent to which the business of the Corporation and its subsidiaries may be affected by recent federal and Tennessee legislation relating to interstate and intrastate acquisitions and branching activities.

         The Corporation's subsidiary banks (the "Subsidiary Banks") are subject to supervision and examination by applicable federal and state banking agencies. The Bank, First National Bank of Springdale, Springdale, Arkansas, and First Tennessee Bank National Association Mississippi, Southaven, Mississippi, are national banking associations subject to regulation and supervision by the Comptroller as their primary federal regulator. The remaining Subsidiary Banks are Cleveland Bank and Trust Company, Cleveland, Tennessee, and Peoples and Union Bank, Lewisburg, Tennessee, which are Tennessee state-chartered banks, and Peoples Bank, Senatobia, Mississippi, and Planters Bank, Tunica, Mississippi, which are Mississippi state-chartered banks, none of which are members of the Federal Reserve System, and therefore are subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as well as state banking authorities. In addition, all of the Subsidiary Banks are insured by, and subject to regulation by, the FDIC. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

         If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve, the Comptroller and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

         In addition, under the Federal Deposit Insurance Act ("FDIA"), an FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

         At December 31, 1996, under dividend restrictions imposed under applicable federal and state laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $293 million.

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

         Capital Adequacy

         The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1996, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 8.96% and 11.77%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 1996 was 6.78%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller or the FDIC, as the case may be. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1996. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See "--Prompt Corrective Action."

         The Federal Deposit Insurance Corporation Improvement Act of 1991 required each federal banking agency to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. On December 15, 1994, the federal banking agencies adopted amendments to their respective risk-based capital requirements that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. The amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors.

         On August 2, 1995, the federal banking agencies published amendments to their risk-based capital rules that, effective September 1, 1995, include interest-rate risk as a qualitative factor to be considered in assessing capital adequacy. Concurrent with the publication of the amendments, the federal banking agencies proposed a system for measuring interest-rate risk and announced their intention, after a trial period, to evaluate the reliability and accuracy of the proposed system and to initiate a rulemaking process for the purpose of amending the risk-based capital rules to include an explicit capital charge for interest-rate risk that will be based upon the level of a bank's measured interest-rate risk exposure.

         In August 1996, the federal banking regulators adopted amendments to their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. These amendments, which become effective at year end 1997, will require banks with relatively large trading activities to calculate a capital charge for market risk using their own internal value-at-risk models (subject to parameters set by the regulators) or, alternatively, risk management techniques developed by the regulators. As a result, in addition to existing capital requirements for credit risk, certain institutions will be required to hold capital based on the measure of their market risk exposure. These institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital.

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

         Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Cross-Guarantee Liability

         Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Subsidiary Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Subsidiary Banks would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Corporation's other Subsidiary Banks and a potential loss of the Corporation's investment in such Subsidiary Banks.

         Prompt Corrective Action

         The FDIA requires, among other things, the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, an institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital ratio of at least 6% and a Total Capital ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a Leverage Ratio of less than 3% and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

         The Corporation believes that at December 31, 1996 all of the Subsidiary Banks had sufficient capital to qualify as "well capitalized" under the regulatory capital requirements discussed above.

         Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. See the "Effect of Governmental Policies" subsection.

         Interstate Banking and Branching Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

         FDIC Insurance Assessments; DIFA

         The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA provided for a special assessment to recapitalize the SAIF to bring the SAIF up to statutory required levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $ .526 per $100 of thrift deposits they held at March 31, 1995. The pre-tax cost to the Corporation of the one-time assessment in the third quarter of 1996 was $3.8 million. DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks will be assessed to pay the interest due on FICO bonds starting on January 1, 1997. The Corporation expects the cost to the Corporation to be immaterial.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

         Depositor Preference

         Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

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

Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsection entitled "Deposits, Other Sources of Funds, and Liquidity Management," contained in the 1996 Annual Report, which sections are specifically incorporated herein by reference, along with all of the tables in the 1996 Annual Report, which are identified separately in response to Item 7 of Part II of this Form 10-K, which are incorporated herein by reference. As permitted by SEC rules, attached to this Form 10-K as Exhibit 13 are only those sections of the 1996 Annual Report that have been incorporated by reference into this Form 10-K.

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

         Bills are pending before the United States Congress and the Tennessee General Assembly and other state legislatures and regulations have been proposed by the bank regulatory agencies which could affect the business of the Corporation and its subsidiaries, and there are indications that other bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 1996 Annual Report along with all of the tables and graph identified in response to Item 7 of Part II of this Form 10-K; certain information not contained in the 1996 Annual Report, but required by Guide 3, is contained in the tables immediately following:

                      FIRST TENNESSEE NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                             BALANCES AT DECEMBER 31
                                   (Thousands)
                                   (Unaudited)


II.    Investment Portfolio

                                       1996         1995         1994
--------------------------------------------------------------------------------
Mortgage-backed securities &
     collateralized mortgage
     obligations                    $1,585,512   $1,661,477   $1,630,642

U.S. Treasury and other
     U.S. government agencies          472,106      273,841      386,504

States and political subdivisions       92,031      104,140       77,382

Other                                   89,885       71,941       76,387
                                    ------------------------------------
                    Total           $2,239,534   $2,111,399   $2,170,915
                                    ====================================

------------------------------------------------------------------------------------------

III.   Loan Portfolio

                                1996         1995        1994          1993         1992
------------------------------------------------------------------------------------------
Commercial                  $3,521,473   $3,330,929   $2,991,231   $2,694,416   $2,348,739

Consumer                     2,683,959    2,525,889    2,263,007    1,819,950    1,342,650

Credit card receivables        564,803      529,104      475,489      428,075      412,207

Real estate construction       297,797      238,863      160,368       75,844       48,598

Permanent mortgage             641,245      689,458      591,094      514,424      603,572

Nonaccrual                      18,926       19,040       16,853       27,639       32,782
                            --------------------------------------------------------------
                    Total   $7,728,203   $7,333,283   $6,498,042   $5,560,348   $4,788,548
                            ==============================================================

------------------------------------------------------------------------------------------

VII.   Short-Term Borrowings

                                       1996          1995        1994
------------------------------------------------------------------------
Federal funds purchased and
     securities sold under
     agreements to repurchase       $1,881,187   $1,674,225   $1,457,517

Commercial paper                        22,648       29,402       67,820

Other short-term borrowings            354,721       57,118      284,702
                                    ------------------------------------
                    Total           $2,258,556   $1,760,745   $1,810,039
                                    ====================================
------------------------------------------------------------------------

FOREIGN OUTSTANDINGS AT DECEMBER 31

                                                                 1996                    1995                     1994
                                                          ------------------      -------------------       ------------------
                                                                    % TOTAL                   % Total                  % Total
(Dollars in thousands)                                    AMOUNT     ASSETS       Amount       Assets       Amount      Assets
------------------------------------------------------------------------------------------------------------------------------
BY COUNTRY:
Denmark                                                   $6,000        .05%      $    -          - %       $    4         - %
Israel                                                       999        .01        2,085         .02         2,118        .02
Canada                                                       741        .01          185           -           124          -
Saudi Arabia                                                 640          -           74           -             -          -
Thailand                                                       -          -            -           -           446          -
Japan                                                         27          -          119           -           645        .01
All other                                                    336          -          499           -           241          -
------------------------------------------------------------------------------------------------------------------------------
        Total                                             $8,743        .07%      $2,962         .02%       $3,578        .03%
==============================================================================================================================
BY TYPE:
Loans:
  Banks and other financial institutions                  $7,392        .06%      $  364          - %       $  657        .01%
  Governments and other institutions                         999        .01        2,000         .02         2,000        .02
------------------------------------------------------------------------------------------------------------------------------
        Total loans                                        8,391        .07        2,364         .02         2,657        .03
Cash                                                         235          -          425           -           344          -
Customers' acceptances                                       117          -           88           -           523          -
Accrued interest receivable                                    -          -           85           -            54          -
------------------------------------------------------------------------------------------------------------------------------
        Total                                             $8,743        .07%      $2,962         .02%       $3,578        .03%
==============================================================================================================================


MATURITIES OF SHORT-TERM PURCHASED FUNDS AT DECEMBER 31, 1996


                                                             0-3          3-6        6-12      Over 12
(Dollars in thousands)                                      Months       Months     Months     Months       Total
-------------------------------------------------------------------------------------------------------------------
Certificates of deposit $100,000 and more                 $  265,405    $106,393   $79,756    $121,462   $  573,016
Federal funds purchased and securities
  sold under agreements to repurchase                      1,881,187           -         -           -    1,881,187
Commercial paper and other short-term borrowings             371,776         251       301       5,041      377,369
-------------------------------------------------------------------------------------------------------------------
        Total                                             $2,518,368    $106,644   $80,057    $126,503   $2,831,572
===================================================================================================================

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

                                     ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 1997. Officers are elected for a term of one year and until their successors are elected and qualified.

Name and Age               Offices and Positions - Year First Elected to Office

Susan Schmidt Bies           Executive Vice President (1985)
Age:  49                     of the Corporation and the Bank
                             and Risk Management Manager (1995)

J. Kenneth Glass             President - Tennessee Banking Group
Age: 50                      of the Bank (1993) and Executive Vice President
                             of the Corporation (1995)

Ralph Horn                   Chairman of the Board (1996) and Chief Executive
Age:  55                     Officer (1994) of the Corporation and the Bank
                             and President of the Corporation (1991) and the Bank (1993)

Harry A. Johnson, III        Executive Vice President (1990) and
Age:  48                     General Counsel (1988) of the
                             Corporation and the Bank

James F. Keen                Senior Vice President
Age:  46                     and Controller of the Corporation (1988) and
                             principal accounting officer

John C. Kelley. Jr.          President - Memphis Banking Group of
Age:  53                     the Bank (1993) and Executive Vice President of the
                             Corporation (1991)

George Perry Lewis           Executive Vice President of the
Age:  58                     Bank (1976) and Money Management
                             Group Manager (1984)

John P. O'Connor, Jr.        Executive Vice President of the Corporation (1990)
Age:  53                     and the Bank (1987) and Chief Credit
                             Officer (1988)

Elbert L. Thomas, Jr.        Executive Vice President (1995) and
Age:  48                     Chief Financial Officer (1995)
                             of the Corporation and the Bank

G. Robert Vezina             Executive Vice President of the
Age:  62                     Corporation and the Bank (1990) and
                             Personnel Division Manager (1984)

         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Prior to February of 1995, Ms. Bies was Chief Financial Officer of the Corporation and Bank. Mr. Glass was Executive Vice President of the Bank and Tennessee Banking Group Manager prior to January 1993. Mr. Horn was Vice Chairman of the Bank prior to February 1993. Mr. Keen was Senior Vice President of the Bank prior to April 1993 and Controller of the Bank prior to January 1993. Mr. Kelley was Executive Vice President of the Bank and Corporate Services Group Manager prior to January of 1993. Mr. Thomas was a Senior Vice President of the Corporation and the Bank prior to December 1995. From January of 1993 to February of 1995, Mr. Thomas was Manager of Corporate Development. Prior to January of 1993, he was Manager of Corporate Tax.

                                     PART II

                                     ITEM 5
                    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         (a) Market for the Corporation's Common Stock:

         The Corporation's common stock, $1.25 par value, trades over-the-counter on the Nasdaq Stock Market's National Market System under the symbol FTEN. As of December 31, 1996, there were 9,030 shareholders of record of the Corporation's common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial Data Table, Note 9 to the
Consolidated Financial Statements, and the "Deposits, Other Sources of Funds, and Liquidity Management" subsection of the Management's Discussion and Analysis section of the 1996 Annual Report and to the "Payment of Dividends" and "Transactions with Affiliates" subsections contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

         (b) Sale of Unregistered Securities:

         During 1996, an aggregate of 93 shares of the Corporation's common stock, $1.25 par value, were sold by the Corporation without registration under the Securities Act of 1933, as amended (the "Securities Act"). The shares were sold on April 16, 1996, to the three new directors of the Corporation for cash at a price of $32.38 per share, for an aggregate total of $3,012, pursuant to the terms of the Corporation's National Bank Director Qualifying Share Purchase Program (the "Director Program"). The price represented the market value on the date of sale. No underwriter was involved in the transaction. The shares were sold pursuant to the Regulation D exemption from registration under the Securities Act (Rules 505 and 506 and Section 4(6)). No unregistered shares were sold by the Corporation during 1995. An aggregate of 54 shares (adjust for stock splits) were sold by the Corporation during 1994 without registration. The shares were sold under the Director Program on January 18, 1994 to a new director for a total purchase price of $1,026.

         (c) Description of the Corporation's Capital Stock:

         Authorized Capital Stock. The authorized capital stock of the Corporation currently consists of 5,000,000 shares of preferred stock, without par value ("preferred stock"), which may be issued from time to time by resolution of the

Corporation's Board of Directors (the "Board") and 200,000,000 shares of common stock, $1.25 par value (the "common stock"). As of December 31, 1996, there were 66,857,519 shares of common stock and no shares of preferred stock outstanding. As of that date, approximately 13 million shares of common stock were reserved for issuance under various employee stock plans and the Corporation's divided reinvestment plan, and 668,576 shares of preferred stock were reserved for issuance under the Rights Plan (as defined below). Also, the Corporation has on file with the SEC an effective shelf registration pursuant to which it may offer from time to time, at its discretion, senior or subordinated debt securities, preferred stock, including depository shares, and common stock at an aggregate initial offering price not to exceed $225 million (net of prior issuances).

         Preferred Stock. The Board is authorized, without further action by the shareholders, to provide for the issuance of up to 5,000,000 shares of preferred stock, from time to time in one or more series and, with respect to each such series, has the authority to fix the powers (including voting power), designations, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions thereof.

         Common Stock. The Board is authorized to issue a maximum of 200,000,000 shares of common stock. The holders of the common stock are entitled to receive, ratably, such dividends as may be declared by the Board from funds legally available therefor, provided that if any shares of preferred stock are at the time outstanding, the payment of dividends on common stock or other distributions (including purchases of common stock) may be subject to the declaration and payment of full cumulative dividends, and the absence of arrearages in any mandatory sinking fund, on outstanding shares of preferred stock. The holders of the outstanding shares of common stock are entitled to one vote for each such share on all matters presented to shareholders and are not entitled to cumulate votes for the election of directors. Upon any dissolution, liquidation or winding up of the Corporation resulting in a distribution of assets to the shareholders, the holders of common stock are entitled to receive such assets ratably according to their respective holdings after payment of all liabilities and obligations and satisfaction of the liquidation preferences of any shares of preferred stock at the time outstanding. The shares of common stock have no preemptive, redemption, subscription or conversion rights. Under the Corporation's Charter, the Board is authorized to issue authorized shares of common stock without further action by the shareholders. However, the common stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market's National Market, which requires shareholder approval of the issuance of additional shares of common stock in certain situations. The Transfer Agent for the common stock is Norwest Bank Minnesota, National Association.

         The Board is divided into three classes, which results in approximately 1/3 of the directors being elected each year. In addition, the Charter and the Bylaws, among other things, generally give to the Board the authority to fix the number of directors on the Board and to remove directors from and fill vacancies on the Board, other than removal for cause and the filling of vacancies created thereby which are reserved to shareholders exercising at least a majority of the voting power of all outstanding voting stock of the Corporation. To change these provisions of the Bylaws, other than by action of the Board, and to amend these provisions of the Charter or to adopt any provision of the Charter inconsistent with such Bylaw provisions, would require approval by the holders of at least 80% of the voting power of all outstanding voting stock. Such classification of the Board and such other provisions of the Charter and the Bylaws may have a significant effect on the ability of the shareholders of the Corporation to change the composition of an incumbent Board or to benefit from certain transactions which are opposed by the Board.

         Shareholder Protection Rights Plan. Each share of common stock that is currently outstanding has, and each share of common stock that is issued prior to the expiration date described in the next paragraph will have, attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement dated as of September 7, 1989, as amended and restated as of January 21, 1997 (the "Rights Plan"). Each Right entitles its holder to purchase 1/100th of a share of Participating Preferred Stock, without par value, for $150.00 (the "Exercise Price"), subject to adjustment, upon the business day following the earlier of (i) the 10th business day (subject to certain adjustments by the Board) after commencement of a tender or exchange offer which, if consummated, would result in a person or group owning 10% or more of the outstanding shares of common stock (an "Acquiring Person") and (ii) the first date (the "Flip-in Date") of public announcement by the Corporation that a person has become an Acquiring Person.

         The Rights will expire on the earliest of (i) the Exchange Time (defined below), (ii) September 18, 1999 and (iii) the date on which the Rights are redeemed as described below. The Board may, at its option, at any time until 10 business days after the Flip-in Date, redeem all the Rights at a price of $0.0033 per Right, as adjusted from time to time pursuant to the Rights Plan.

         If a Flip-in Date occurs, each Right (other than Rights beneficially owned by the Acquiring Person or its affiliates, associates or transferees, which Rights will become void), will constitute the right to purchase shares of common stock or Participating Preferred Stock having an aggregate market price equal to twice the Exercise Price for an amount in cash equal to the then-current Exercise Price. In addition, the Board may, at its option, at any time after a Flip-in Date and prior to the time that an Acquiring Person becomes the beneficial owner of more than 50% of the outstanding shares of common stock, elect to exchange the Rights (other than Rights beneficially owned by the Acquiring Person or its affiliates, associates or transferees) for shares of common stock or a Participating Preferred Stock at an exchange ratio of one share of common stock or 1/100th of a share of Participating Preferred Stock per Right (the "Exchange Time").

         The Corporation may not agree to be acquired by an Acquiring Person without providing that each Right, upon such acquisition, will constitute the right to purchase common stock of the Acquiring Person having an aggregate market price equal to twice the Exercise Price for an amount in cash equal to the then-current Exercise Price.

         The Rights will not prevent a takeover of the Corporation. The Rights, however, may have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that acquires 10% or more of the outstanding common stock unless the Rights are first redeemed by the Corporation's Board.

         Subordinated Capital Notes due 1999. On June 10, 1987, the Corporation issued $75,000,000 principal amount of 103/8% Subordinated Capital Notes Due 1999 (the "Capital Notes"). The Capital Notes currently constitute Tier 2 capital under the Federal Reserve's risk-based capital guidelines. Pursuant to the Indenture, dated as of June 1, 1987 (the "Indenture"), between the Corporation and BankAmerica National Trust Company, formerly Security Pacific National Trust Company (New York), Trustee, at maturity the Capital Notes are required to be exchanged for common stock, preferred stock or certain other eligible capital securities to be issued by the Corporation ("Capital Securities") having a market value equal to the principal amount of the Capital Notes, except to the extent that the Corporation, at its option, shall elect to pay in cash such principal amount from amounts representing proceeds of other issuances of Capital Securities designated for such use.

                                     ITEM 6
                             SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial Data Table in the 1996 Annual Report.

                                     ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section and Glossary section in the 1996 Annual Report and the following tables in the 1996 Annual
Report:

Analysis of Noninterest Income                                Analysis of Allowance for Loan Losses
Net Interest Income and Earning Assets                        Loans and Foreclosed Real Estate at December 31
Net Interest Margin Composition                               Net Charge-Offs as a Percent of Average Loans by Category
Analysis of Changes In Net Interest Income                    Nonperforming Assets at December 31
Rate Sensitivity Analysis at December 31, 1996                Changes in Nonperforming Assets
Analysis of Noninterest Expense                               Summary of Quarterly Financial Information
Maturities of Loans at December 31, 1996                      Consolidated Average Balance Sheet and Related Yields and Rates
Maturities of Investment Securities at December 31, 1996      Consolidated Historical Performance Statements of Income
Credit Ratings at December 31, 1996                           Selected Financial Data
Capital Ratios

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information Table in the 1996 Annual Report.

                                     ITEM 9
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is inapplicable.

                                    PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's Proxy Statement mailed to shareholders in connection with the Corporation's Annual Meeting of Shareholders scheduled for April 15, 1997, (the "1997 Proxy Statement"). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the 1997 Proxy Statement.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 1997 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).

                                     ITEM 12
                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is incorporated herein by reference to the Stock Ownership Table and the two paragraphs preceding the table in the 1997 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 1997 Proxy Statement.

                                     PART IV

                                     ITEM 14
                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Report:

         Financial Statements:

         -        Consolidated Statements of Condition as of December 31, 1996
                  and 1995

         - Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

         - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         - Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         -        Notes to the Consolidated Financial Statements

         -        Report of Independent Public Accountants

                  The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 1996 Annual Report, as listed above, are incorporated herein by reference.

         Financial Statement Schedules:  Not applicable.

         Exhibits:

          (3)(i)  Restated Charter of the Corporation, as amended, attached as
                  Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended 12-31-95, and incorporated herein by reference.
          (3)(ii) Bylaws of the Corporation, as amended.
          (4)(a) Amended and Restated Shareholder Protection Rights Agreement, dated as of 9-7-89, as amended as of 1-21-97, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Charter Amendment designating a series of Participating Preferred Stock of the Corporation with terms as specified, attached as Exhibit 1 to the Corporation's Registration Statement on Form 8-A/A filed 1-21-97, and incorporated herein by reference.
          (4)(b) Indenture, dated as of 6-1-87, between the Corporation and Security Pacific National Trust Company (New York), Trustee, attached as Exhibit 4(b) to the Corporation's Annual Report on Form 10-K for the year ended 12-31-91, and incorporated herein by reference.
          (4)(c) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 11 in the Corporation's 1996 Annual Report to Shareholders. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
         *(10)(a) Management Incentive Plan, as amended (1), and 1-21-97 amendment.
         *(10)(b) 1997 Employee Stock Option Plan, as amended and restated. *(10)(c) 1989 Restricted Stock Incentive Plan, as amended (1), and
                  1-21-97 amendment.
         *(10)(d) 1992 Restricted Stock Incentive Plan (1), and 1-21-97
                  amendment.
         *(10)(e) 1984 Stock Option Plan, as amended (1), and 1-21-97 amendment. *(10)(f) 1990 Stock Option Plan, as amended (1), and 1-21-97 amendment. *(10)(g) Survivor Benefits Plan, as amended (1), and 1-21-97 amendment. *(10)(h) Amendment and Restated Directors and Executives Deferred
                  Compensation Plan and form of individual agreement.
         *(10)(i) Pension Restoration Plan, as amended and restated (3) and
                  1-21-97 amendment.
         *(10)(j) Director Deferral Agreements (2) with schedule. (3)

         *(10)(k) Form of Severance Agreements dated 1-28-97.
         *(10)(l) 1995 Employee Stock Option Plan (3) and 1-21-97 amendment. *(10)(m) Non-Employee Directors' Deferred Compensation Stock Option
                  Plan. (3)
         *(10)(n) Ronald Terry post-retirement arrangement. (3)
          (11)    Statement re: computation of per share earnings.
          (13) The portions of the 1996 Annual Report to Shareholders which have been incorporated by reference into this Form 10-K.
          (21)    Subsidiaries of the Corporation.
          (23)    Accountants' Consents
          (24)    Powers of Attorney
          (27)    Financial Data Schedule (for SEC use only)
          (99) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12-31- 96, as authorized by SEC Rule 15d-21 (to be filed as an Amendment to Form lO-K).

                  * Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

                  (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

                  (2) This document is incorporated herein by reference to exhibits 10(k) contained in the Corporation's 1992 Annual Report on Form 10-K.

                  (3) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1995 Annual Report on Form 10-K.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST TENNESSEE NATIONAL CORPORATION

Date:  March 27, 1997      By:  Elbert L. Thomas, Jr.
                                ------------------------------------------
                           Elbert L. Thomas, Jr., Executive Vice President
                           and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                           Date
         ---------                                   -----                           ----

Ralph Horn*                       Chairman of the Board, President and           March 27, 1997
------------------------------    Chief Executive Officer (principal executive
Ralph Horn                        officer) and a Director

Elbert L. Thomas, Jr.*            Executive Vice President                       March 27, 1997
------------------------------    and Chief Financial Officer
Elbert L. Thomas, Jr.             (principal financial officer)

James F. Keen*                    Senior Vice President                          March 27, 1997
------------------------------    and Controller (principal
James F. Keen                     accounting officer)

Robert C. Blattberg*              Director                                       March 27, 1997
------------------------------
Robert C. Blattberg

Carlos H. Cantu*                  Director                                       March 27, 1997
------------------------------
Carlos H. Cantu

George E. Cates*                  Director                                       March 27, 1997
------------------------------
George E. Cates

J. Kenneth Glass*                 Director                                       March 27, 1997
------------------------------
J. Kenneth Glass

James A. Haslam, III*             Director                                       March 27, 1997
------------------------------
James A. Haslam, III

John C. Kelley, Jr.*              Director                                       March 27, 1997
------------------------------
John C. Kelley, Jr.

R. Brad Martin*                   Director                                       March 27, 1997
------------------------------
R. Brad Martin

Joseph Orgill, III*               Director                                       March 27, 1997
------------------------------
Joseph Orgill, III

Vicki G. Roman*                   Director                                       March 27, 1997
------------------------------
Vicki G. Roman

Michael D. Rose*                  Director                                       March 27, 1997
------------------------------
Michael D. Rose

William B. Sansom*                Director                                       March 27, 1997
------------------------------
William B. Sansom

Gordon P. Street, Jr.*            Director                                       March 27, 1997
------------------------------
Gordon P. Street, Jr.


*By: Clyde A. Billings, Jr.                                                      March 27, 1997
    ------------------------------
     Clyde A. Billings, Jr.
     As Attorney-in-Fact

                                  EXHIBIT INDEX

Item No.                           Description

 (3)(i) Restated Charter of the Corporation, as amended, attached as Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended 12-31-95, and incorporated herein by reference.
 (3)(ii) Bylaws of the Corporation, as amended.
 (4)(a) Amended and Restated Shareholder Protection Rights Agreement dated as of 9-7-89, as amended as of 1-21-97, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Charter Amendment designating a series of Participating Preferred Stock of the Corporation with terms as specified, attached as Exhibit 1 to the Corporation's Registration Statement on Form 8-A/A filed 1-21-97, and incorporated herein by reference.
 (4)(b) Indenture, dated as of June 1, 1987, between the Corporation and Security Pacific National Trust Company (New York), Trustee, attached as Exhibit 4(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
(4)(c) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 11 in the Corporation's 1996 Annual Report to Shareholders. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
*(10)(a) Management Incentive Plan, as amended (1), and 1-21-97 amendment. *(10)(b) 1997 Employee Stock Option Plan, as amended and restated.
*(10)(c) 1989 Restricted Stock Incentive Plan, as amended (1), and 1-21-97 amendment.
*(10)(d) 1992 Restricted Stock Incentive Plan (1), and 1-21-97 amendment. *(10)(e) 1984 Stock Option Plan, as amended (1), and 1-21-97 amendment.
*(10)(f) 1990 Stock Option Plan, as amended (1), and 1-21-97 amendment.
*(10)(g) Survivor Benefits Plan, as amended (1), and 1-21-97 amendment.
*(10)(h) Amended and Restated Directors and Executives Deferred Compensation
         Plan and form of individual agreement.
*(10)(i) Pension Restoration Plan, as amended and restated (3) and 1-21-97 amendment.
*(10)(j) Director Deferral Agreements (2) with schedule. (3)
*(10)(k) Form of Severance Agreements dated 1-28-97.
*(10)(l) 1995 Employee Stock Option Plan (3) and 1-21-97 amendment.
*(10)(m) Non-Employee Directors Deferred Compensation Stock Option Plan. (3) *(10)(n) Ronald Terry post-retirement arrangement. (3)
  (11)   Statement re: computation of per share earnings.
  (13) The portions of the 1996 Annual Report to Shareholders which have been incorporated by reference into this Form 10-K.
 (21)    Subsidiaries of the Corporation.
 (23)    Accountants' Consents
 (24)    Powers of Attorney
 (27)    Financial Data Schedule (for SEC use only)
 (99) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended December 31, 1996, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 10-K).

         * Exhibits marked with an "*" represent management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

         (2) This document is incorporated herein by reference to exhibits 10(k) contained in the Corporation's 1992 Annual Report on Form 10-K.

         (3) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1995 Annual Report on Form 10-K.