Form 10-Q
period 1997-03-31
FIRST TENNESSEE NATIONAL CORP
filed 1997-05-12
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     (Mark one)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         ---            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the transition period from       to
                              -------  -------
Commission file number   0-4491

                        FIRST TENNESSEE NATIONAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Tennessee                                             62-0803242
----------------------------------                             --------------
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

165 Madison Avenue, Memphis, Tennessee                              38103
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)


                               (901) 523-4027
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

Yes  x    No
   ---      ---
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                              63,977,731
-----------------------------                     -----------------------------
           Class                                  Outstanding at April 30, 1997

                      FIRST TENNESSEE NATIONAL CORPORATION

                                     INDEX




Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

Exhibit 3(i)

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

CONSOLIDATED STATEMENTS OF CONDITION                               First Tennessee National Corporation
-------------------------------------------------------------------------------------------------------
                                                                      March 31             December 31
                                                              --------------------------   ------------
(Dollars in thousands)(Unaudited)                                 1997          1996           1996
----------------------------------------------------------------------------------------   ------------
ASSETS:
Cash and due from banks                                       $   525,059   $   658,101    $   959,604
Federal funds sold and securities
   purchased under agreements to resell                           234,045        52,063        138,365
----------------------------------------------------------------------------------------   ------------
          Total cash and cash equivalents                         759,104       710,164      1,097,969
----------------------------------------------------------------------------------------   ------------
Investment in bank time deposits                                    1,963         1,628          1,922
Capital markets securities inventory                              286,371       358,212        150,402
Mortgage loans held for sale                                      698,800     1,138,871        787,362
Securities available for sale                                   2,137,711     2,163,053      2,173,620
Securities held to maturity (market value of $63,454
   at March 31, 1997; $73,688 at March 31, 1996;
   and $66,677 at December 31, 1996)                               63,068        72,296         65,914
Loans, net of unearned income                                   7,764,724     7,325,244      7,728,203
     Less:  Allowance for loan losses                             121,688       114,631        117,748
----------------------------------------------------------------------------------------   ------------
          Total net loans                                       7,643,036     7,210,613      7,610,455
----------------------------------------------------------------------------------------   ------------
Premises and equipment, net                                       191,029       178,970        185,624
Real estate acquired by foreclosure                                14,631        13,215          7,823
Intangible assets, net                                            115,682       126,355        119,465
Mortgage servicing rights, net                                    305,620       180,808        266,027
Capital markets receivables and other assets                      758,498       664,247        592,319
----------------------------------------------------------------------------------------   ------------
          TOTAL ASSETS                                        $12,975,513   $12,818,432    $13,058,902
========================================================================================   ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Demand                                                   $ 1,882,416   $ 1,824,027    $ 2,122,997
     Checking/Interest                                            166,413       158,344        154,812
     Savings                                                      673,908       673,140        627,984
     Money market account                                       2,792,704     2,535,464      2,685,931
     Certificates of deposit under $100,000 and other time      2,837,555     2,843,388      2,868,322
     Certificates of deposit $100,000 and more                    838,222       718,224        573,016
----------------------------------------------------------------------------------------   ------------
          Total deposits                                        9,191,218     8,752,587      9,033,062
----------------------------------------------------------------------------------------   ------------
Federal funds purchased and securities
   sold under agreements to repurchase                          1,517,706     1,552,661      1,881,187
Commercial paper and other short-term borrowings                  394,640       567,106        377,369
Capital markets payables and other liabilities                    721,818       804,464        578,113
Term borrowings                                                   208,269       258,633        234,645
----------------------------------------------------------------------------------------   ------------
          Total liabilities                                    12,033,651    11,935,451     12,104,376
----------------------------------------------------------------------------------------   ------------
Guaranteed preferred beneficial interests in
   First Tennessee's subordinated debentures                      100,000             -              -
----------------------------------------------------------------------------------------   ------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                        -             -              -
Common stock - $1.25 par value (shares authorized -
   200,000,000; shares issued - 63,939,022 at
   March 31, 1997; 67,394,920 at March 31, 1996; and
   66,857,519 at December 31, 1996)                                79,924        84,244         83,572
Capital surplus                                                    44,574        67,573         48,657
Undivided profits                                                 729,141       736,443        823,175
Unrealized market adjustment                                       (8,564)         (916)         2,697
Deferred compensation on restricted stock incentive plans          (3,213)       (4,363)        (3,575)
----------------------------------------------------------------------------------------   ------------
          Total shareholders' equity                              841,862       882,981        954,526
----------------------------------------------------------------------------------------   ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $12,975,513   $12,818,432    $13,058,902
========================================================================================   ============

CONSOLIDATED STATEMENTS OF INCOME               First Tennessee National Corporation
------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                        March 31
                                                           --------------------------
(Dollars in thousands except per share data)(Unaudited)           1997          1996
-------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                    $166,958      $160,167
Interest on investment securities:
  Taxable                                                       34,588        32,096
  Tax-exempt                                                     1,206         1,343
Interest on mortgage loans held for sale                        14,875        18,881
Interest on capital markets inventory                            2,579         4,258
Interest on other earning assets                                 2,120           907
-------------------------------------------------------------------------------------
          Total interest income                                222,326       217,652
-------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Checking/Interest                                                533           649
  Savings                                                        2,096         2,503
  Money market account                                          21,719        24,587
  Certificates of deposit under $100,000 and other time         40,491        41,431
  Certificates of deposit $100,000 and more                     10,585         9,966
Interest on short-term borrowings                               26,956        27,831
Interest on term borrowings                                      4,437         5,307
-------------------------------------------------------------------------------------
          Total interest expense                               106,817       112,274
-------------------------------------------------------------------------------------
NET INTEREST INCOME                                            115,509       105,378
Provision for loan losses                                       12,526         8,033
-------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            102,983        97,345
-------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                64,187        58,119
Capital markets                                                 20,465        28,121
Deposit transactions and cash management                        19,224        17,435
Cardholder and merchant processing                              11,273         9,760
Trust services and investment management                         9,270         8,296
Equity securities gains                                             23           475
Debt securities gains/(losses)                                       6          (217)
All other income and commission                                 14,628        14,588
-------------------------------------------------------------------------------------
          Total noninterest income                             139,076       136,577
-------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES          242,059       233,922
-------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                 93,896        98,942
Operations services                                             10,961        10,656
Occupancy                                                       10,663         9,329
Equipment rentals, depreciation, and maintenance                 9,158         8,121
Communications and courier                                       8,686         8,241
Amortization of mortgage servicing rights                        8,835         7,699
Advertising and public relations                                 4,932         4,939
Legal and professional fees                                      3,244         2,500
Amortization of intangible assets                                2,407         2,354
Deposit insurance premium                                          365           419
All other                                                       27,179        22,386
-------------------------------------------------------------------------------------
          Total noninterest expense                            180,326       175,586
-------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      61,733        58,336
Applicable income taxes                                         23,170        20,895
-------------------------------------------------------------------------------------
NET INCOME                                                    $ 38,563      $ 37,441
=====================================================================================
NET INCOME PER COMMON SHARE                                   $    .60      $    .56
-------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                         64,582,657    67,301,454
-------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS         First Tennessee National Corporation
-----------------------------------------------------------------------------------
                                                       Three Months Ended March 31
                                                       ----------------------------
(Dollars in thousands)(Unaudited)                              1997         1996
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                  $  38,563     $ 37,441
Adjustments to reconcile net income to net cash
    provided/(used)by operating activities:
      Provision for loan losses                                12,526        8,033
      Provision for deferred income tax                         7,811       20,895
      Depreciation and amortization of premises
        and equipment                                           7,803        6,916
      Amortization of mortgage servicing rights                 8,835        7,699
      Amortization of intangible assets                         2,407        2,354
      Net other amortization and accretion                      1,171        5,317
      Market value adjustment on foreclosed property                -        1,137
      Equity securities gains                                     (23)        (475)
      Debt securities (gains)/losses                               (6)         217
      Net loss on disposal of fixed assets                         19           49
      Net (increase)/decrease in:
        Capital markets securities inventory                 (135,969)    (175,557)
        Mortgage loans held for sale                           88,562     (349,688)
        Capital markets receivables                          (168,582)    (129,686)
        Interest receivable                                    (3,863)       1,809
        Other assets                                          (42,760)     (70,776)
      Net increase/(decrease) in:
        Capital markets payables                              166,278      121,458
        Interest payable                                        9,706        6,977
        Other liabilities                                     (31,233)      82,679
-----------------------------------------------------------------------------------
        Total adjustments                                     (77,318)    (460,642)
-----------------------------------------------------------------------------------
        Net cash used by operating activities                 (38,755)    (423,201)
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
    Maturities                                                  2,830        2,427
Available for sale securities:
    Sales                                                      22,706       79,285
    Maturities                                                104,012       98,774
    Purchases                                                (108,684)    (322,280)
Premises and equipment:
    Sales                                                         111           30
    Purchases                                                 (12,862)      (8,160)
Net (increase)/decrease in loans                              (51,463)         259
(Increase)/decrease in investment in bank time deposits           (41)         491
-----------------------------------------------------------------------------------
        Net cash used by investing activities                 (43,391)    (149,174)
-----------------------------------------------------------------------------------
FINANCING ACTIVITES:
Common stock:
    Exercise of stock options                                   6,183        1,502
    Cash dividends                                            (20,131)     (17,869)
    Repurchase shares                                        (128,298)        (505)
Payments of term borrowings                                   (26,419)      (1,427)
Issuance of guaranteed preferred beneficial interests
  in First Tennessee's subordinated debentures                100,000            -
Net increase/(decrease) in:
    Deposits                                                  158,156      165,968
    Short-term borrowings                                    (346,210)     359,022
-----------------------------------------------------------------------------------
        Net cash provided/(used) by financing activities     (256,719)     506,691
-----------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents            (338,865)     (65,684)
-----------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period    1,097,969      775,848
-----------------------------------------------------------------------------------
        Cash and cash equivalents at end of period         $  759,104     $710,164
===================================================================================
Total interest paid                                        $   97,025     $100,785
Total income taxes paid                                        15,359          462

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1996 Annual Report to shareholders.
    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). The objective of SFAS No. 128 is to simplify the computation and to make the U.S. standard more compatible with EPS standards of other countries and with that of the International Accounting Standards Committee. When adopted in the first quarter of 1998, the standard is not expected to have a material impact on the EPS computation of First Tennessee.

NOTE 2 -- LOANS
The composition of the loan portfolio at March 31 is detailed below:

(Dollars in thousands)                                             1997          1996
---------------------------------------------------------------------------------------
Commercial                                                     $3,558,389    $3,316,086
Consumer                                                        2,710,766     2,563,818
Permanent mortgage                                                636,384       673,104
Credit card receivables                                           529,197       514,277
Real estate construction                                          287,266       244,975
Nonaccrual                                                         42,722        12,984
---------------------------------------------------------------------------------------
     Loans, net of unearned income                              7,764,724     7,325,244
             Allowance for loan losses                            121,688       114,631
---------------------------------------------------------------------------------------
               Total net loans                                 $7,643,036    $7,210,613
=======================================================================================

    The following table presents information concerning nonperforming loans at March 31:

(Dollars in thousands)                                              1997          1996
---------------------------------------------------------------------------------------
Impaired loans                                                    $12,424       $ 7,377
Other nonaccrual loans                                             30,298         5,607
---------------------------------------------------------------------------------------
       Total nonperforming loans                                  $42,722       $12,984
=======================================================================================

Restructured impaired loans at March 31, 1997 and 1996, were $196,000 and $279,000, respectively.

    Nonperforming loans consist of impaired loans, other nonaccrual loans and certain restructured loans. An impaired loan is a loan that management believes the contractual amount due probably will not be collected. Impaired loans are generally carried on a nonaccrual status. Nonaccrual loans are loans on which interest accruals have been discontinued due to the borrower's financial difficulties. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest.
   Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                        Three Months Ended
                                              March 31
                                       --------------------
(Dollars in thousands)                   1997         1996
-----------------------------------------------------------
Total interest on impaired loans       $   151       $  141
Average balance on impaired loans       11,849        8,649
-----------------------------------------------------------

    An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 1997 and 1996, is summarized as follows:

(Dollars in thousands)                           Non-impaired     Impaired      Total
---------------------------------------------------------------------------------------
Balance at December 31, 1995                       $109,051       $ 3,516      $112,567
Provision for loan losses                             9,304        (1,271)        8,033
Charge-offs                                           8,719           131         8,850
  Less loan recoveries                                2,694           187         2,881
---------------------------------------------------------------------------------------
       Net charge-offs/(recoveries)                   6,025           (56)        5,969
---------------------------------------------------------------------------------------
Balance at March 31, 1996                          $112,330       $ 2,301      $114,631
=======================================================================================

Balance at December 31, 1996                       $114,217       $ 3,531      $117,748
Provision for loan losses                            10,908         1,618        12,526
Charge-offs                                          10,227           426        10,653
  Less loan recoveries                                2,057            10         2,067
---------------------------------------------------------------------------------------
       Net charge-offs                                8,170           416         8,586
---------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                          $116,955       $ 4,733      $121,688
=======================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various national and regional business lines. The Regional Banking Group includes the retail/commercial bank, the credit card division and the trust division. The National Lines of Business include mortgage banking, First Tennessee Capital Markets (also referred to as capital markets) and transaction processing. Expenses are allocated to the various business lines based on management's best estimates and equity is assigned to reflect the inherent risk in each business line. These allocations are periodically reviewed and may be revised from time to time, in which case the prior history is restated to ensure comparability.

         The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month period ended March 31, 1997, compared to the three month period ended March 31, 1996. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1996 financial statements, notes and management's discussion is provided in the 1996 annual report.

OVERVIEW

         First Tennessee reported first quarter earnings of $.60 per share, up 7 percent over last year's first quarter earnings per share of $.56. Net income for the first quarter of 1997 was $38.6 million, an increase of 3 percent from the $37.4 million earned in the first quarter of 1996. For the first quarter of 1997, return on average assets was 1.23 percent and return on average common equity was 18.09 percent, compared with 1.22 percent and 17.27 percent, respectively, for the first quarter of 1996. Total assets were $13.0 billion and shareholders' equity was $841.9 million at March 31, 1997, compared with total assets of $12.8 billion and shareholders' equity of $883.0 million at March 31, 1996. Share repurchase programs implemented during the year caused the reduction in shareholders' equity.

         During the first quarter of 1997, the bond division announced a new name -- First Tennessee Capital Markets, which reflects its national presence as a securities distributor, underwriter and financial provider.

INCOME STATEMENT REVIEW

NONINTEREST INCOME

         Fee income (noninterest income excluding securities gains and losses) contributed 55 percent to total revenue, but grew only 2 percent (from $136.3 million to $139.0 million) primarily due to a 27 percent decline (from $28.1 million to $20.5 million) in noninterest income from capital markets' record first quarter 1996. Excluding capital markets' impact on fee income, the growth in fee income was 10 percent. The record level in 1996 experienced by capital markets was due to a more favorable market environment and increased bank customer demand. The resurgence in bank customer demand for securities resulted from lower loan demand and the ability of our customers to restructure their investment portfolios due to a one-time opportunity in the fourth quarter of 1995 to reclassify securities.

         Noninterest income in mortgage banking grew 10 percent from the first quarter of 1996 (from $58.1 million to $64.2 million) due primarily to the increase in mortgage servicing fee income. Mortgage servicing fee income increased 63 percent from the first quarter of 1996 (from $14.5 million to $23.7 million) as the servicing portfolio grew 25 percent from $18.7 billion at March 31, 1996, to $23.4 billion at March 31, 1997. Revenues from the sale of mortgage servicing rights increased 82 percent (from $.9 million to $1.6 million).

         Income derived from the loan origination function decreased 16 percent (from $21.1 million to $17.7 million) as mortgage loan originations declined 31 percent from $2.8 billion in the first quarter of 1996 to $1.9 billion in the first quarter of 1997. The decrease in origination volume related primarily to a slowdown in refinance activity due to a different interest rate environment. During the first quarter of 1996, refinance activity accounted for 47 percent of originations compared with 28 percent in the first quarter of 1997. With less origination volume than the first quarter of 1996, income derived from the creation of originated mortgage servicing rights decreased $8.6 million, and as a consequence of a less volatile interest rate environment there were $8.2 million less secondary marketing losses incurred in the first quarter of 1997 than for the same period in 1996.

         During the first quarter of 1997, mortgage banking adopted an accounting change converting late fees from a cash basis to an accrual basis. This added approximately $2 million to mortgage servicing income.

         Noninterest income from trust and investment management services (personal trust, corporate trust, employee benefits and Highland Capital Management Corp.) rose 12 percent (from $8.3 million to $9.3 million) over the first quarter of 1996 primarily due to the investment management performance of Highland Capital and income from sales of asset management products.

         Credit card operations (cardholder and merchant processing) increased 16 percent (from $9.8 million to $11.3 million) resulting from increased volume and changes in the fee structure. Pricing and sales initiatives as well as the addition of a large new customer led to the 10 percent increase (from $17.4 million to $19.2 million) in deposit transactions and cash management.

NET INTEREST INCOME

         For purposes of this discussion, net interest income has been adjusted to a fully taxable equivalent (FTE) basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income.

         For the first quarter of 1997, net interest income increased 9 percent (from $106.8 million to $116.6 million) from first quarter 1996.

         This increase was due to a 30 basis point improvement in the net interest margin and growth in earning assets of 2 percent (see Balance Sheet Review section for discussion).

NET INTEREST MARGIN

         The net interest margin (margin) improved from 3.94 percent for the first quarter of 1996 to 4.24 percent for the first quarter of 1997. As shown in the Net Interest Margin Computation Table, the net interest spread (the difference between the yield on earning assets and the rates paid on interest-bearing liabilities) increased 43 basis points reflecting lower liability costs. The effect of interest-free sources decreased 12 basis points due to the impact of share repurchase programs. Approximately 16 basis points of the net interest margin improvement came from the expiration in May 1996 of amortization expense related to a basis swap.

NET INTEREST MARGIN COMPUTATION TABLE
-------------------------------------

                                                  First Quarter
                                                  -------------
                                                  1997    1996
                                                  -----   -----
Yield on earning assets                           8.06%   7.99%
Rate paid on interest-bearing liabilities         4.51    4.87
                                                  -----   -----
   Net interest spread                            3.55    3.12
Effect of interest-free sources                    .63     .75
Loan fees                                          .09     .11
FRB* interest and penalties                       (.03)   (.04)
                                                  -----   -----
   Net interest margin                            4.24%   3.94%
                                                  =====   =====
---------------------------------------------------------------

*Federal Reserve Bank

         The net interest margin is affected by the activity levels and related funding for First Tennessee's nonbank business lines as these lines typically produce different margins than traditional banking segments. Consequently, First Tennessee's consolidated margin cannot be readily compared to that of other bank holding companies. The Net Interest Margin Composition Table provides a breakdown by business line of the impact on the consolidated margin.

NET INTEREST MARGIN COMPOSITION TABLE

                                                   First Quarter
                                                  ---------------
                                                   1997     1996
                                                  ------   ------
Regional banking group                            4.61 %   4.31 %
Mortgage banking                                  (.28)    (.29)
Capital markets                                   (.09)    (.09)
Transaction processing                               -      .01
                                                  ------   ------
    Total net interest margin                     4.24 %   3.94 %
                                                  ======   ======
----------------------------------------------------------------

         The regional bank group's margin improved from 4.31 percent to 4.61 percent because of loan and deposit growth, improvement in the investment portfolio yield and the expiration of the basis swap amortization expense.

         The negative impact on the net interest margin from mortgage banking occurs because the spread between the rates on mortgage loans temporarily in the warehouse and the related short-term funding rates are significantly less than the comparable spread earned in the regional banking group. Capital markets also tends to negatively impact the net interest margin because of its strategy to hedge inventory in the cash markets which effectively eliminates net interest income on these positions while reducing market risk.

NONINTEREST EXPENSE

         Total noninterest expense (operating expense) for the first quarter of 1997 increased 3 percent (from $175.6 million to $180.3 million) over the same period in 1996. Employee compensation, incentives, and benefits (personnel expense), the largest category, decreased 5 percent (from $98.9 million to $93.9 million). Personnel expense includes commissions paid in several lines of business such as capital markets and mortgage banking. As sales and/or originations increase or decrease or the product mix changes in these business lines, the commissions change accordingly. As a result of reduced volumes, personnel expense decreased 30 percent in capital markets and 9 percent in mortgage banking. The benefit of the recently completed consolidation of mortgage operations also reduced the growth in expenses this quarter.

         Amortization of mortgage servicing rights increased 15 percent (from $7.7 million to $8.8 million) as a result of a larger servicing portfolio.

         Excluding expenses in capital markets and mortgage banking, expense growth between the first quarters of 1996 and 1997 was 10 percent. Most of this growth relates to personnel expense ($3.3 million), expense related to a proposed student loan law suit settlement ($2.8 million), expense associated with the qualifying capital securities issued during the quarter ($2.0 million)(see Capital section for more information) and equipment rental, depreciation and occupancy ($1.4 million).

PROVISION FOR LOAN LOSSES/ASSET QUALITY

         The provision for loan losses increased $4.5 million to $12.5 million at March 31, 1997, and reflects a higher level of mortgage loans repurchased during the quarter. However, the allowance for loan losses to loans remained stable at 1.57 percent on March 31, 1997, compared with 1.56 percent on March 31, 1996.

         Net charge-offs to average net loans for the first quarter was .44 percent in 1997, an increase from the .33 percent in the first quarter of 1996, and a decline from the .59 percent in the fourth quarter of 1996. The increase in net charge-offs was primarily related to consumer and credit card lending. Despite First Tennessee's increase in credit card net charge-offs from the previous year, this ratio still remained favorable to industry averages, and delinquency ratios for consumer loans also were favorable to industry averages.

         The $2.9 million increase in 90 days past due loans reflects the overall trends in consumer loan and credit card delinquencies which are consistent with current market trends in the industry.

         At March 31, 1997, First Tennessee had no concentration of 10 percent or more of total loans in any single industry.

         Nonperforming assets grew 112 percent (from $27.2 million to $57.5 million) from the first quarter of 1996 to the first quarter of 1997. The mortgage banking operation added $32.3 million to nonperforming assets primarily from a larger number of mortgage loans repurchased by mortgage banking during the first quarter of 1997 to correct loan file documentation in order to certify loan pools. This backlog in the documentation and pool certification process occurred principally from the consolidation of five mortgage banking operations concurrent with an unanticipated higher level of loan originations last year. Excluding the impact of the mortgage banking operation on nonperforming assets, the ratio of nonperforming loans to total loans was .15 percent and the ratio of nonperforming assets to total loans plus foreclosed real estate and other assets was .23 percent.

ASSET QUALITY INFORMATION TABLE
-------------------------------
(Dollars in thousands)

                                                       March 31
                                                 ---------------------
                                                   1997        1996
                                                 ---------   ---------
Nonperforming loans                              $ 42,722     $ 12,984
Foreclosed real estate                             14,631       13,215
Other assets                                          194          966
                                                 ---------    ---------
    Total nonperforming assets                   $ 57,547     $ 27,165
                                                 =========    =========

Loans 90 days past due                           $ 36,038     $ 33,264

Potential problem assets*                        $ 80,719     $ 69,498

Allowance for credit losses:
Beginning balance at December 31                 $117,748     $112,567
   Provision for loan losses                       12,526        8,033
   Charge-offs                                    (10,653)      (8,850)
   Loan recoveries                                  2,067        2,881
                                                 ----------   ----------
Ending balance at March 31                       $121,688     $114,631
                                                 ==========   ==========

Allowance to total loans                             1.57%        1.56%

Nonperforming loans to total loans                    .55%         .18%
Nonperforming assets to total loans, foreclosed
  real estate and other assets                        .74%         .37%
Allowance to nonperforming assets                  211.46%      421.98%
------------------------------------------------------------------------

*Includes loans 90 days past due


NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS TABLE
-------------------------------------------------------

                                                  March 31
                                             -----------------
                                              1997       1996
                                             -----      ------
Commercial and commercial real estate           -%      (.08)%
Consumer                                      .35        .37
Credit card receivables                      4.59       3.32
Permanent mortgage                           (.02)       .05
Total                                         .44        .33
--------------------------------------------------------------


BALANCE SHEET REVIEW

         For purposes of this discussion, loans are expressed net of unearned income, unless otherwise noted. Period end total assets grew 1 percent, from $12.8 billion to $13.0 billion, from March 31, 1996, to March 31, 1997. Period end loans increased 6 percent (from $7.3 billion to $7.8 billion) from March 31, 1996, to March 31, 1997; mortgage loans held for sale (mortgage warehouse) decreased 39 percent (from $1.1 billion to $.7 billion); and investment securities decreased 2 percent, or $34.6 million. The growth in the period end balance sheet was funded by a 4 percent increase (from $6.2 billion to $6.5 billion) in interest-bearing core deposits.

         Comparing average balances from first quarter 1996, total assets grew 4 percent (from $12.3 billion to $12.8 billion); loans grew 6 percent (from $7.3 billion to $7.7 billion); and interest-bearing core deposits increased 5 percent (from $6.1 billion to $6.4 billion). Average commercial loans increased 6 percent (from $3.3 billion to $3.5 billion) and average consumer loans grew 6 percent (from $2.5 billion to $2.7 billion). Commercial loans represented 46 percent and consumer loans represented 35 percent of total loans during the first quarter of 1997. Average credit card receivables increased 5 percent, growing $27.9 million. The permanent mortgage portfolio decreased 8 percent, or $51.4 million, as a result of older loans paying down. Real estate construction loans grew 21 percent, or $52.9 million.

         As a result of lower origination volume, the average mortgage warehouse decreased 28 percent (from $1.1 billion to $.8 billion) from the first quarter of 1996.

CAPITAL

         Average shareholders' equity for the first quarter of 1997 was $864.5 million. During the first quarter of 1997, First Tennessee issued $100 million of 8.07 percent qualifying capital securities (shown as "Guaranteed preferred beneficial interests in First Tennessee's subordinated debentures" on the Statement of Condition) through First Tennessee Capital I, a Delaware business trust wholly owned by First Tennessee. These capital securities qualify as Tier I capital and are fully and unconditionally guaranteed by First Tennessee. Return on capital (net income/total shareholders' equity plus qualifying capital securities) was 16.31 percent for the first quarter of 1997 and return on common equity was 18.09 percent. Part of the proceeds from the issuance of the qualifying capital securities was used to purchase 1.9 million shares of common stock under an accelerated share repurchase program during the first quarter. The accelerated share repurchase program is scheduled to settle in July of 1997. The average common equity to assets ratio for the first quarter of 1997 was 6.78 percent. The total average equity to assets ratio (including the qualifying capital securities) for the first quarter of 1997 was 7.52 percent, with the qualifying capital securities contributing approximately 74 basis points to this ratio. This compares with a total average equity to assets ratio of 7.08 percent in the first quarter of 1996. Excluding the effects of unrealized market valuations had an immaterial effect on these ratios.

         At March 31, 1997, the corporation's Tier 1 capital ratio was 8.84 percent, the total capital ratio was 11.62 percent and the leverage ratio was
6.79 percent. On March 31, 1997, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards.

OFF-BALANCE SHEET ACTIVITY

         In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into "Lending," "Mortgage banking," "Interest rate risk management" and "Capital markets" as noted in the Off-Balance Sheet Financial Instruments table.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT MARCH 31, 1997
---------------------------------------------------------
(Dollars in millions)

                                                          Notional value
                                                          --------------
LENDING
Commitments to extend credit:
   Consumer credit card lines                                $1,746.3
   Consumer home equity                                         344.3
   Commercial real estate and construction
      and land development                                      366.7
   Mortgage banking                                             834.3
   Other                                                      1,613.3

Other Commitments:
   Commercial and standby letters of credit                     588.1
   Foreign exchange contracts                                     3.8

MORTGAGE BANKING
Mortgage pipeline and warehouse hedging:
   Interest rate forward contracts - commitments to sell      1,338.6
   Interest rate option contracts - put option purchased         20.0

INTEREST RATE RISK MANAGEMENT
Receive fixed/pay floating - amortizing                          30.8

CAPITAL MARKETS
Forward contracts:
   Commitments to buy                                           989.4
   Commitments to sell                                          931.2
Securities underwriting commitments                               2.0
------------------------------------------------------------------------

                                    Part II.
                               OTHER INFORMATION

Items 1, 2, 3, 4 and 5.

As of the end of the first quarter, 1997, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b) A report on Form 8-K was filed on January 9, 1997 (with a Date of Report of January 6, 1997), disclosing under Item 5, Other Events, the issuance by First Tennessee Capital I, a Delaware statutory business trust (the "Trust"), the Common Securities of which are owned by the Corporation, of 100,000 of the Trust's 8.07% Capital Securities, Series A (the "Capital Securities"), in a registered public offering. The Trust's sole asset is $103,093,000 aggregate principal amount of the Corporation's 8.07%
     Junior Subordinated Deferrable Interest Debentures, Series A, also issued January 6, 1997. Also, the Corporation guaranteed the Trust's obligations under the Capital Securities to the extent set forth in the Corporation's Guarantee Agreement. Various documents related to the offering were filed as exhibits to the Form 8-K under Item 7."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FIRST TENNESSEE NATIONAL CORPORATION
                                           ------------------------------------
                                                        (Registrant)





DATE:     5/12/97                          By:   Elbert L. Thomas Jr.
     ---------------------                    ---------------------------------
                                                 Elbert L. Thomas Jr.
                                             Executive Vice President and
                                                Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                 EXHIBIT INDEX




Exhibit No.      Exhibit Description                                Page No.
-----------      -------------------                                --------
 3(i)            Restated Charter of the  Corporation.              Filed Herewith

 3(ii)           Bylaws of the Corporation, as amended and          Filed Herewith
                 restated.

 11              Statement re Computation of Per Share Earnings.    Filed Herewith

 27              Financial Data Schedule (for SEC use only)         Filed Herewith
