Form 10-Q
period 1997-06-30
FIRST TENNESSEE NATIONAL CORP
filed 1997-08-13
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

   (Mark one)
           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

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

Yes  x    No
   ----     ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                 64,083,009
-----------------------------        ----------------------------
           Class                     Outstanding at July 31, 1997

                    FIRST TENNESSEE NATIONAL CORPORATION

                                    INDEX




Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

Exhibit 10(a)

Exhibit 11

Exhibit 27

                                   PART I.
                            FINANCIAL INFORMATION


Item 1.  Financial Statements.

          The Consolidated Statements of Condition

          The Consolidated Statements of Income

          The Statements of Cash Flows

          The Notes to Consolidated Financial Statements

          This financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of operations for the interim periods presented.

CONSOLIDATED STATEMENTS OF CONDITION                                First Tennessee National Corporation
--------------------------------------------------------------------------------------------------------
                                                                         June 30           December 31
                                                                 -----------------------  --------------
(Dollars in thousands)(Unaudited)                                   1997          1996           1996
----------------------------------------------------------------------------------------  --------------
ASSETS:
Cash and due from banks                                       $   634,748   $   674,458    $   959,604
Federal funds sold and securities
   purchased under agreements to resell                           357,229       104,257        138,365
----------------------------------------------------------------------------------------  --------------
          Total cash and cash equivalents                         991,977       778,715      1,097,969
----------------------------------------------------------------------------------------  --------------
Investment in bank time deposits                                    1,501         1,642          1,922
Capital markets securities inventory                              282,753       196,821        150,402
Mortgage loans held for sale                                      814,160     1,103,237        787,362
Securities available for sale                                   2,081,222     2,176,485      2,173,620
Securities held to maturity (market value of $60,571
   at June 30, 1997; $71,870 at June 30, 1996; and
   $66,677 at December 31, 1996)                                   59,814        71,599         65,914
Loans, net of unearned income                                   8,006,472     7,487,691      7,728,203
     Less:  Allowance for loan losses                             123,458       116,478        117,748
----------------------------------------------------------------------------------------  --------------
          Total net loans                                       7,883,014     7,371,213      7,610,455
----------------------------------------------------------------------------------------  --------------
Premises and equipment, net                                       190,696       181,591        185,624
Real estate acquired by foreclosure                                14,410         8,714          7,823
Intangible assets, net                                            113,280       124,110        119,465
Mortgage servicing rights, net                                    330,281       211,282        266,027
Capital markets receivables and other assets                      916,485       729,548        592,319
----------------------------------------------------------------------------------------  --------------
          TOTAL ASSETS                                        $13,679,593   $12,954,957    $13,058,902
========================================================================================  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Demand                                                   $ 1,617,425   $ 1,859,864    $ 2,122,997
     Checking/Interest                                            175,886       172,356        154,812
     Savings                                                      682,600       744,624        627,984
     Money market account                                       2,973,174     2,546,617      2,685,931
     Certificates of deposit under $100,000 and other time      2,778,707     2,900,771      2,868,322
     Certificates of deposit $100,000 and more                    826,200       748,146        573,016
----------------------------------------------------------------------------------------  --------------
          Total deposits                                        9,053,992     8,972,378      9,033,062
----------------------------------------------------------------------------------------  --------------
Federal funds purchased and securities
   sold under agreements to repurchase                          1,860,025     1,525,945      1,881,187
Commercial paper and other short-term borrowings                  728,314       591,944        377,369
Capital markets payables and other liabilities                    874,571       715,029        578,113
Term borrowings                                                   181,768       257,327        234,645
----------------------------------------------------------------------------------------  --------------
          Total liabilities                                    12,698,670    12,062,623     12,104,376
----------------------------------------------------------------------------------------  --------------
Guaranteed preferred beneficial interests in
   First Tennessee's subordinated debentures                      100,000             -              -
----------------------------------------------------------------------------------------  --------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                        -             -              -
Common stock - $1.25 par value (shares authorized -
   200,000,000; shares issued - 64,036,864 at June 30, 1997;
   67,122,092 at June 30, 1996; and 66,857,519 at
   December 31, 1996)                                              80,046        83,903         83,572
Capital surplus                                                    46,234        58,780         48,657
Undivided profits                                                 756,281       761,000        823,175
Unrealized market adjustment                                        1,277        (7,051)         2,697
Deferred compensation on restricted stock incentive plans          (2,915)       (4,298)        (3,575)
----------------------------------------------------------------------------------------  --------------
          Total shareholders' equity                              880,923       892,334        954,526
----------------------------------------------------------------------------------------  --------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $13,679,593   $12,954,957    $13,058,902
========================================================================================  ==============

CONSOLIDATED STATEMENTS OF INCOME                                      First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------
                                                            Three Months Ended          Six Months Ended
                                                                  June 30                    June 30
                                                         ------------------------   ------------------------
(Dollars in thousands except per share data)(Unaudited)     1997           1996         1997         1996
--------------------------------------------------------------------- --------------------------------------
INTEREST INCOME:
Interest and fees on loans                              $   173,265    $  161,636   $   340,222  $   321,803
Interest on investment securities:
  Taxable                                                    34,268        34,227        68,857       66,323
  Tax-exempt                                                  1,160         1,326         2,366        2,669
Interest on mortgage loans held for sale                     15,843        22,603        30,718       41,484
Interest on capital markets inventory                         3,373         4,527         5,952        8,785
Interest on other earning assets                              3,003         1,655         5,123        2,562
------------------------------------------------------------------------------------------------------------
          Total interest income                             230,912       225,974       453,238      443,626
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Checking/Interest                                             817           670         1,350        1,319
  Savings                                                     2,105         2,411         4,201        4,914
  Money market account                                       21,913        22,970        43,632       47,557
  Certificates of deposit under $100,000 and other time      40,163        41,311        80,654       82,742
  Certificates of deposit $100,000 and more                  13,462        12,651        24,047       22,617
Interest on short-term borrowings                            29,507        27,793        56,463       55,624
Interest on term borrowings                                   3,927         5,214         8,364       10,521
------------------------------------------------------------------------------------------------------------
          Total interest expense                            111,894       113,020       218,711      225,294
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                         119,018       112,954       234,527      218,332
Provision for loan losses                                    12,504         7,559        25,030       15,592
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         106,514       105,395       209,497      202,740
------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                             71,100        60,902       135,287      119,021
Capital markets                                              19,990        17,145        40,455       45,266
Deposit transactions and cash management                     21,558        19,860        40,782       37,295
Merchant processing                                           8,164         5,116        14,913       10,883
Cardholder fees                                               4,893         4,362         9,417        8,355
Trust services and investment management                      9,498         8,458        18,768       16,754
Equity securities gains/(losses)                               (846)           15          (840)         490
Debt securities gains/(losses)                                   57            37            80         (180)
All other income and commissions                             18,763        13,825        33,391       28,413
------------------------------------------------------------------------------------------------------------
          Total noninterest income                          153,177       129,720       292,253      266,297
------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES       259,691       235,115       501,750      469,037
------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits              96,764        93,062       190,660      192,004
Operations services                                          12,338        10,421        23,299       21,077
Occupancy                                                    10,963         9,828        21,626       19,157
Equipment rentals, depreciation, and maintenance             10,276         8,517        19,434       16,638
Communications and courier                                    8,803         8,545        17,489       16,786
Amortization of mortgage servicing rights                     8,656         4,166        17,491       11,865
Advertising and public relations                              4,437         4,519         9,369        9,458
Legal and professional fees                                   2,971         3,362         6,215        5,862
Amortization of intangible assets                             2,403         2,362         4,810        4,716
Deposit insurance premium                                       370           464           735          883
All other                                                    28,077        22,751        55,256       45,137
------------------------------------------------------------------------------------------------------------
          Total noninterest expense                         186,058       167,997       366,384      343,583
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   73,633        67,118       135,366      125,454
Applicable income taxes                                      27,269        24,771        50,439       45,666
------------------------------------------------------------------------------------------------------------
NET INCOME                                              $    46,364   $    42,347   $    84,927  $    79,788
============================================================================================================
NET INCOME PER COMMON SHARE                             $       .72   $       .63   $      1.32  $      1.19
------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                      64,005,532    67,224,935    64,292,500   67,263,195
------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS                First Tennessee National Corporation
-----------------------------------------------------------------------------------------
                                                                 Six Months Ended June 30
                                                                -------------------------
(Dollars in thousands)(Unaudited)                                   1997         1996
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $   84,927       $  79,788
Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
      Provision for loan losses                                    25,030          15,592
      Provision for deferred income tax                            25,299          27,324
      Depreciation and amortization of premises
        and equipment                                              16,044          13,912
      Amortization of mortgage servicing rights                    17,491          13,899
      Amortization of intangible assets                             4,810           4,716
      Net other amortization and accretion                          2,536          15,790
      Market value adjustment on foreclosed property                1,645           1,394
      Equity securities (gains)/losses                                840            (490)
      Debt securities (gains)/losses                                  (80)            180
      Net gain on disposal of fixed assets                           (203)             (8)
      Net increase in:
        Capital markets securities inventory                     (132,351)        (14,166)
        Mortgage loans held for sale                              (26,798)       (314,054)
        Capital markets receivables                              (272,074)       (123,154)
        Interest receivable                                        (5,004)         (4,112)
        Other assets                                             (131,628)       (161,486)
      Net increase/(decrease) in:
        Capital markets payables                                  249,030          60,608
        Interest payable                                             (155)           (208)
        Other liabilities                                          26,915          38,143
-----------------------------------------------------------------------------------------
        Total adjustments                                        (198,653)       (426,120)
-----------------------------------------------------------------------------------------
        Net cash used by operating activities                    (113,726)       (346,332)
-----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
    Maturities                                                      6,071           4,554
    Purchases                                                          --          (1,463)
Available for sale securities:
    Sales                                                         103,950         360,773
    Maturities                                                    213,993         218,299
    Purchases                                                    (227,359)       (746,117)
Premises and equipment:
    Sales                                                           4,017             834
    Purchases                                                     (23,924)        (18,345)
Net increase in loans                                            (305,206)       (162,868)
Decrease in investment in bank time deposits                          421             477
Acquisitions, net of cash and cash equivalents acquired                --             400
-----------------------------------------------------------------------------------------
        Net cash used by investing activities                    (228,037)       (343,456)
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
    Exercise of stock options                                      11,134           2,712
    Cash dividends                                                (39,931)        (35,727)
    Repurchase shares                                            (133,182)        (12,093)
Payments of term borrowings                                       (52,963)         (2,776)
Issuance of guaranteed preferred beneficial interests
  in First Tennessee's subordinated debentures                    100,000              --
Net increase in:
    Deposits                                                       20,930         383,395
    Short-term borrowings                                         329,783         357,144
-----------------------------------------------------------------------------------------
        Net cash provided by financing activities                 235,771         692,655
-----------------------------------------------------------------------------------------
        Net increase/(decrease) in cash and cash equivalents     (105,992)          2,867
-----------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period        1,097,969         775,848
-----------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period             $  991,977       $ 778,715
=========================================================================================
Total interest paid                                            $  218,696       $ 218,537
Total income taxes paid                                            24,159          18,341

NOTE 1 - FINANCIAL INFORMATION

    The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1996 annual report to shareholders.

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). The objective of SFAS No. 128 is to simplify the computation and to make the U.S. standard more compatible with EPS standards of other countries and with that of the International Accounting Standards Committee. When adopted for the 1997 annual report, the standard is not expected to have a material impact on the EPS computation of First Tennessee National Corporation (First Tennessee).

    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The only component of comprehensive income First Tennessee currently would be required to report is unrealized holding gains/(losses) on available-for-sale securities. First Tennessee will adopt this standard in the first quarter of 1998.

    First Tennessee uses derivative financial instruments in order to manage exposure to fluctuations in interest rates and to meet the financial needs of customers. For interest rate risk management purposes, First Tennessee primarily utilizes interest rate swaps. Mortgage banking operations mainly use mandatory forward delivery commitments and purchased options to hedge against risks associated with the warehouse (mortgage loans that are held for sale), the pipeline (unfunded mortgage loans in process), or the servicing portfolio. Capital Markets uses various derivatives, including interest rate swaps, futures, forward and options contracts and agency securities underwriting commitments in order to meet the needs of its customers with forwards being the most commonly used instrument.

INTEREST RATE RISK MANAGEMENT DERIVATIVE FINANCIAL INSTRUMENTS


    To qualify as a hedge used to manage interest rate risk, the following criteria must be met: (1) the asset or liability to be hedged exposes First Tennessee to interest rate risk; (2) the instrument alters or reduces sensitivity to interest rate changes; and (3) the instrument is designated and effective as a hedge.

    For interest rate swaps used to hedge interest rate risk, income and expense related to the next settlement payment are accrued as an adjustment to interest income or expense of the hedged item. Any related assets or liabilities are recorded on the Statement of Condition in other assets or other liabilities.

    For those derivatives used to manage interest rate risk that are terminated prior to maturity, realized gains and losses are deferred and amortized straight-line over the remaining original life of the agreement as an adjustment to the yield of the hedged asset or liability. If the underlying hedged asset or liability is sold or prepaid, the related portion of any unrecognized gain or loss on the derivative is recognized in current earnings as part of the gain or loss on the sale or prepayment.

    Any contracts that fail to qualify for hedge accounting are measured at fair value with any gains or losses included in current earnings in noninterest income.

MORTGAGE BANKING DERIVATIVE FINANCIAL INSTRUMENTS

    Forward and option contracts used by mortgage banking operations to hedge against interest rate risks in the warehouse and the pipeline are designated to a specific asset and are reviewed periodically for a high correlation of expected changes in value. Option contracts used to hedge against risks in the servicing portfolio must meet the following criteria: (1) designated to a specific risk tranche of servicing rights; (2) must reduce earnings risk; and (3) must be periodically reviewed for a high correlation of expected changes in value.

    Forward contracts used to hedge the warehouse are considered in the lower of cost or market valuation of the warehouse with any related gains or losses being recognized in mortgage banking noninterest income. Premiums paid for purchased options are deferred and reported with the hedged assets and are amortized over the lives of the contracts to mortgage banking noninterest income.

    Options used to hedge the servicing portfolio are adjusted for changes in intrinsic value with gains and losses recognized as a basis adjustment of the related mortgage servicing rights risk tranche. Premiums are deferred and amortized on a straight-line basis over the contract life to other noninterest expense. The deferred gains and losses are recognized on the balance sheet in mortgage servicing rights, and unamortized premiums are recorded in other assets.

    For derivatives hedging the warehouse and pipeline that are terminated prior to maturity, gains and losses are recognized in current earnings as mortgage banking noninterest income or expense for excess coverage and are deferred and recognized at the time the loan is sold if the sale is deferred to a future date. For derivatives hedging the servicing portfolio that are terminated prior to maturity, gains and losses are split between the return of the time value premium and the intrinsic value. Gains or losses from the change in the intrinsic value are deferred as a basis adjustment to the related mortgage servicing rights risk tranche, and gains or losses resulting from the return of the time value premium are recognized in current earnings in other noninterest expense.

    Any contracts that fail to qualify for hedge accounting are measured at fair value with any gains or losses included in current earnings in noninterest income.

CAPITAL MARKETS DERIVATIVE FINANCIAL INSTRUMENTS

    Derivative contracts utilized in trading activities by Capital Markets are measured at fair value, and gains or losses are recognized in Capital Markets income as they occur. Related assets are recorded on the balance sheet as Capital Markets securities inventory or receivables and any liabilities are recognized as Capital Markets payables.

    Cash flows from all derivative contracts are reported as operating activities on the Consolidated Statements of Cash Flows.

NOTE 2 -- LOANS
The composition of the loan portfolio at June 30 is detailed below:

(Dollars in thousands)                                           1997          1996
-----------------------------------------------------------------------------------
Commercial                                                 $3,707,017    $3,394,050
Consumer                                                    2,751,428     2,603,152
Permanent mortgage                                            636,859       658,219
Credit card receivables                                       537,398       534,784
Real estate construction                                      335,443       283,150
Nonaccrual - Regional banking group                            11,506         9,730
Nonaccrual - Mortgage banking                                  26,821         4,606
-----------------------------------------------------------------------------------
     Loans, net of unearned income                          8,006,472     7,487,691
             Allowance for loan losses                        123,458       116,478
-----------------------------------------------------------------------------------
               Total net loans                             $7,883,014    $7,371,213
===================================================================================

    The following table presents information concerning nonperforming loans at June 30:

(Dollars in thousands)                                           1997          1996
-----------------------------------------------------------------------------------
Impaired loans                                                $11,451       $ 8,949
Other nonaccrual loans                                         26,876         5,387
-----------------------------------------------------------------------------------
       Total nonperforming loans                              $38,327       $14,336
===================================================================================

Restructured impaired loans at June 30, 1997 and 1996, were $196,000 and $279,000, respectively.

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

    Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                     Three Months Ended           Six Months Ended
                                           June 30                     June 30
                                  -------------------------------------------------
(Dollars in thousands)                1997         1996          1997          1996
-----------------------------------------------------------------------------------
Total interest on impaired loans   $   246       $  243       $   397        $  384
Average balance of impaired loans   12,202        8,479        12,026         8,564
-----------------------------------------------------------------------------------

    An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 1996 and 1997, is summarized as follows:

(Dollars in thousands)                     Non-impaired      Impaired         Total
-----------------------------------------------------------------------------------
Balance at December 31, 1995                   $109,051        $3,516      $112,567
Provision for loan losses                        16,065          (473)       15,592
Charge-offs                                      17,710           299        18,009
  Less loan recoveries                            6,009           319         6,328
-----------------------------------------------------------------------------------
       Net charge-offs/(recoveries)              11,701           (20)       11,681
-----------------------------------------------------------------------------------
Balance at June 30, 1996                       $113,415        $3,063      $116,478
===================================================================================
Balance at December 31, 1996                   $114,217        $3,531      $117,748
Provision for loan losses                        23,251         1,779        25,030
Charge-offs                                      22,124         1,489        23,613
  Less loan recoveries                            4,206            87         4,293
-----------------------------------------------------------------------------------
       Net charge-offs                           17,918         1,402        19,320
-----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                       $119,550        $3,908      $123,458
===================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is a discussion and analysis of the financial condition and results of operations of First Tennessee National Corporation (First Tennessee) for the three month and six month periods ended June 30, 1997, compared to the three month and six month periods ended June 30, 1996. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1996 financial statements, notes and management's discussion is provided in the 1996 annual report.

BUSINESS DESCRIPTION

     First Tennessee is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various national and regional business lines. The Regional Banking Group includes the retail/commercial bank, the credit card division and the trust division. The National Lines of Business include mortgage banking, First Tennessee Capital Markets (also referred to as capital markets) and transaction processing.

     Expenses are allocated to the various business lines based on management's best estimates and equity is assigned to reflect the inherent risk in each business line. These allocations are periodically reviewed and may be revised from time to time, in which case the previous history is restated to ensure comparability.

SECOND QUARTER OVERVIEW

     Earnings per share for the second quarter of 1997 grew 14 percent (from $.63 to $.72). Net income for the second quarter of 1997 increased 9 percent (from $42.3 million to $46.4 million). The growth in earnings came primarily from the fee based businesses. Return on average assets was 1.43 percent and return on average common equity was 21.81 percent for the second quarter of 1997 compared with 1.34 percent and 19.48 percent, respectively, for the same period in 1996. Total assets grew 6 percent (from $13.0 billion to $13.7 billion) and shareholders' equity declined 1 percent (from $892.3 million to $880.9 million) from June 30, 1996, to June 30, 1997. Stock repurchase programs implemented since the second quarter of 1996 reduced period-end shares outstanding 5 percent (from 67.1 million to 64.0 million).

INCOME STATEMENT REVIEW

NONINTEREST INCOME

     Fee income (noninterest income excluding securities gains and losses) contributed 56 percent to total revenue and grew 19 percent (from $129.7 million to $154.0 million). The rise in fee income came primarily from mortgage banking due to the benefit of less interest rate volatility and growth in servicing fees.

     Total mortgage banking fee income grew 17 percent from the second quarter of 1996 (from $60.9 million to $71.1 million). Mortgage servicing fee income increased 36 percent from the second quarter of 1996 (from $16.4 million to $22.4 million) as the servicing portfolio grew from $20.5 billion at June 30, 1996, to $23.9 billion at June 30, 1997. Revenues from the sale of mortgage servicing rights remained flat ($1.8 million in 1996 and $1.7 million in 1997).

     Total fee income related to the mortgage origination and secondary marketing process increased 10 percent (from $42.7 million to $47.0 million). Mortgage loan originations declined 14 percent from $2.8 billion in the second quarter of 1996 to $2.4 billion in the second quarter of 1997 with higher interest rates causing an industrywide slowdown in refinance activity and new loan originations. During the second quarter of 1996, refinance activity accounted for 26 percent of originations compared to 20 percent in the second quarter of 1997. As a consequence of a more stable rate environment, less volume of loans sold, and a higher mix of adjustable rate mortgage products, secondary marketing activities resulted in a $17.2 million improvement in the second quarter of 1997 compared to the same period in 1996. With less origination volume than the second quarter of 1996, income derived from the creation of originated mortgage servicing rights decreased $9.9 million.

     Capital markets fee income grew 17 percent (from $17.1 million to $20.0 million). This growth was due in part to increased customer penetration, a more favorable market environment and increased sales of whole loan mortgage products.

     Fee income from deposit transactions and cash management increased 9 percent (from $19.9 million to $21.6 million). Noninterest income from trust and investment management services (personal trust, corporate trust, employee benefits and Highland Capital Management Corp.) increased 12 percent (from $8.5 to $9.5 million) over the second quarter of 1996 primarily due to the increased portfolio market values under the management of Highland Capital and income from new asset management accounts.

     Merchant processing fee income increased 60 percent (from $5.1 million to $8.2 million) primarily due to volume growth and gains on equipment sold. Cardholder noninterest income grew 12 percent (from $4.4 million to $4.9 million) with higher customer purchases, the introduction of a cash advance charge and increases in delinquencies fees.

     Net securities losses were $.8 million for the second quarter of 1997. This included a $1.1 million loss in a venture capital company investment which was partially offset by securities gains from the investment portfolio during the second quarter of 1997.

NET INTEREST INCOME

     For purposes of this discussion, net interest income has been adjusted to a fully taxable equivalent (FTE) basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income.

     For the second quarter of 1997, net interest income increased 5 percent (from $114.4 million to $120.1 million) from the second quarter of 1996. This increase was due to a 17 basis point improvement in the net interest margin and a 1 percent increase in earning assets.

NET INTEREST MARGIN

     The net interest margin (margin) improved from 4.09 percent for the second quarter of 1996 to 4.26 percent for the second quarter of 1997. As shown in the Net Interest Margin Computation Table, the net interest spread (the difference between the yield on earning assets and the rates paid on interest-bearing liabilities) increased 30 basis points while the effect of net free funds decreased 13 basis points primarily due to the impact of share repurchase programs and the movement of certain demand deposits (a source of interest free funding) to sweep accounts. Approximately 9 basis points of the net interest margin improvement came from the expiration in May 1996 of the amortization expense related to a terminated basis swap.

NET INTEREST MARGIN COMPUTATION TABLE
-------------------------------------

                                                  Second Quarter
                                                  --------------
                                                  1997     1996
                                                  ----     ----
Yield on earning assets                           8.14%    8.04%
Rate paid on interest-bearing liabilities         4.49     4.69
                                                 -----    -----
     Net interest spread                          3.65     3.35
Effect of interest-free sources                    .53      .66
Loan fees                                          .09      .10
FRB<F1> interest and penalties                    (.01)    (.02)
                                                 -----    -----
     Net interest margin                          4.26%    4.09%
                                                 =====    =====
----------------------------------------------------------------

<F1>Federal Reserve Bank


     The net interest margin is affected by the activity levels of and related funding for First Tennessee's specialty lines of business, as these nonbank business lines generally produce lower margins than banking segments. Consequently, First Tennessee's consolidated margin cannot readily be compared to that of other bank holding companies. The Net Interest Margin Composition Table provides a breakdown by business line of the impact on the consolidated margin.

NET INTEREST MARGIN COMPOSITION TABLE
-------------------------------------

                                                  Second Quarter
                                                  --------------
                                                  1997      1996
                                                  ----      ----
Regional banking group                            4.66%     4.40%
Capital markets                                   (.09)     (.09)
Mortgage banking                                  (.32)     (.24)
Transaction processing                             .01       .02
                                                  ----      ----
     Total net interest margin                    4.26%     4.09%
                                                  ====      ====
----------------------------------------------------------------


     The regional banking group's margin improved from 4.40 percent to 4.66 percent because of loan and deposit growth, improvement in net interest spread and the expiration of the basis swap amortization expense.

     The negative impact on the net interest margin from mortgage banking occurs because the spread between the rates on mortgage loans temporarily in the warehouse and the related short-term funding rates are significantly less than the comparable spread earned in the regional banking group. The increase in nonperforming loans in mortgage banking has also negatively affected the margin (see Provision for Loan Losses/Asset Quality). Capital markets also tends to negatively impact the net interest margin because of its strategy to reduce market risk by hedging its inventory in the cash markets which effectively eliminates net interest income on these positions.

NONINTEREST EXPENSE

     Total noninterest expense (operating expense) for the second quarter of 1997 increased 11 percent (from $168.0 million to $186.1 million) over the same period in 1996. Employee compensation, incentives, and benefits (personnel expense), the largest category, increased 4 percent (from $93.1 million to $96.8 million). Personnel expense includes commissions paid in several lines of business, such as capital markets and mortgage banking. As the sales and/or originations increase or decrease or the product mix changes in these business lines, the commissions change accordingly. Personnel expense decreased 3 percent in mortgage banking due to lower originations, and personnel expense increased 7 percent in capital markets due to business expansion, primarily as a result of the newly opened Chicago office.

     Amortization of mortgage servicing rights increased 108 percent (from $4.2 million to $8.7 million) as a result of a larger servicing portfolio, implementation of a new accounting standard (Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"), and an adjustment which lowered the expense in the second quarter of 1996, due to lower than expected refinancing activities.

     Excluding expenses in capital markets and mortgage banking, expense growth between the second quarters of 1996 and 1997 was 10 percent. Most of this growth relates to personnel expense ($4.0 million), dividend expense associated with the $100 million qualifying capital securities issued on January 6, 1997 ($2.0 million) and equipment rental, depreciation and occupancy ($1.8 million).

PROVISION FOR LOAN LOSSES/ASSET QUALITY

     The provision for loan losses increased $4.9 million to $12.5 million for the quarter ended June 30, 1997. The increase in provision reflects a higher amount of allowance for loan losses commensurate with loan growth. The level of provision was also increased to reflect increases in consumer debt burdens and resulting higher losses in consumer lending nationwide. However, the allowance for loan losses to loans remained stable at 1.54 percent on June 30, 1997, compared with 1.56 percent on June 30, 1996.

     Net charge-offs to average net loans for the second quarter was .54 percent, an increase from the .31 percent in the second quarter of 1996. The increase in net charge-offs was primarily related to consumer and credit card lending and fewer recoveries in commercial lending. Despite First Tennessee's increase in credit card net charge-offs from the previous year, this ratio still remained favorable to industry averages, and delinquency ratios for consumer loans also were favorable to industry averages.

     Loans and leases past due 90 days or more decreased $.7 million from the second quarter of 1996 and decreased $4.6 million from the first quarter of 1997.

     Nonperforming assets increased 121 percent (from $24.0 million to $53.0 million) from the second quarter of 1996. The mortgage banking operation added $22.2 million to nonperforming loans and $6.4 million to foreclosed real estate primarily from a larger number of mortgage loans repurchased by mortgage banking during the first quarter of 1997 to correct loan file documentation in order to certify loan pools. This backlog in the documentation and pool certification process occurred principally as a result of disruptions in the normal business routine caused by the consolidation of five mortgage banking operations concurrent with an unanticipated higher level of loan originations last year due to large refinance volume. As this documentation is corrected the level of mortgage banking nonperforming assets will decrease.
Nonperforming assets in mortgage banking decreased $3.4 million from the first quarter of 1997. Excluding the impact of the mortgage banking operation on nonperforming assets, the ratio of nonperforming loans to total loans was
 .14 percent and the ratio of nonperforming assets to total loans plus foreclosed real estate and other assets was .21 percent for the second quarter of 1997.

ASSET QUALITY INFORMATION TABLE
-------------------------------
(Dollars in thousands)

                                                        June 30
                                                 ---------------------
                                                    1997        1996
                                                 ---------------------
Nonperforming loans                              $ 38,327     $ 14,336
Foreclosed real estate                             14,410        8,714
Other assets                                          227          925
                                                 --------     --------
     Total nonperforming assets                  $ 52,964     $ 23,975
                                                 ========     ========

Loans 90 days past due                           $ 31,449     $ 32,157

Potential problem assets<F1>                     $ 77,926     $ 79,063


                                                     Second Quarter
                                                 ----------------------
                                                    1997        1996
                                                 ----------------------

Allowance for credit losses:
Beginning balance at March 31                    $121,688     $114,631
     Provision for loan losses                     12,504        7,559
     Charge-offs                                  (12,960)      (9,159)
     Loan recoveries                                2,226        3,447
                                                 --------     --------
Ending balance at June 30                        $123,458     $116,478
                                                 ========     ========

                                                        June 30
                                                 ---------------------
                                                    1997        1996
                                                 ---------------------
Allowance to total loans                             1.54%        1.56%
Nonperforming loans to total loans                    .48          .19
Nonperforming assets to total loans, foreclosed
     real estate and other assets                     .66          .32
Allowance to nonperforming assets                   233.1        485.8
-----------------------------------------------------------------------

<F1>Includes loans 90 days past due

NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS TABLE
------------------------------------------------------

                                                 June 30
                                             ----------------
                                             1997        1996
                                             ----        ----
Commercial and commercial real estate         .09%      (.13)%
Consumer                                      .35        .27
Credit card receivables                      5.15       3.98
Permanent mortgage                            .28       (.04)
Total                                         .54        .31
--------------------------------------------------------------



BALANCE SHEET REVIEW

     For purposes of this discussion, loans are expressed net of unearned income, unless otherwise noted. Period-end total assets grew 6 percent from $13.0 billion at June 30, 1996 to $13.7 billion at June 30, 1997. Period-end loans increased 7 percent (from $7.5 billion to $8.0 billion) from June 30, 1996, to June 30, 1997; mortgage loans held for sale (mortgage warehouse) decreased 26 percent (from $1.1 billion to $.8 billion); and investment securities decreased 5 percent (from $2.2 billion to $2.1 billion). The growth in the period-end balance sheet was primarily funded by a 4 percent increase in interest-bearing core deposits (from $6.4 billion to $6.6 billion). At
June 30, 1997, First Tennessee had no concentration of 10 percent or more of total loans in any single industry.

     Comparing average balances from second quarter 1996, total assets grew 2 percent (from $12.7 billion to $13.0 billion); loans grew 7 percent (from $7.4 billion to $7.9 billion) and interest-bearing core deposits increased 5 percent (from $6.3 billion to $6.6 billion). Average commercial loans increased 9 percent (from $3.3 billion to $3.6 billion) and represented 46 percent of total loans during the second quarter of 1997. Average consumer loans grew 6 percent (from $2.6 billion to $2.7 billion) and represented 35 percent of total loans. Average credit card receivables grew 3 percent (from $523 million to $541 million). The permanent mortgage portfolio declined 6 percent (from $664 million to $627 million) as a result of older loans paying down. Real estate construction loans grew 19 percent (from $265 million to $314 million).

     With the decrease in mortgage origination volume, average mortgage warehouse loans decreased 32 percent (from $1.2 billion to $.8 billion) from the second quarter of 1996.

CAPITAL

     Average shareholders' equity declined 2 percent (from $874.4 million to $852.7 million) from the second quarter of 1996. Average shares outstanding declined 5 percent (from 67.2 million to 64.0 million). Approximately .4 million shares were repurchased in the fourth quarter of 1996. During the first quarter of 1997, approximately 3.2 million shares were repurchased with
1.9 million of these shares repurchased under an accelerated share repurchase program. First Tennessee has an ongoing share repurchase program related to employee stock option plans.

     Return on common equity was 21.81 percent and return on capital (net income/total shareholders' equity plus qualifying capital securities) was 19.52 percent for the second quarter of 1997. Qualifying capital securities were issued during the first quarter of 1997, and a portion of these proceeds were used to fund stock repurchase programs.

     The average common equity to assets ratio for the second quarter of 1997 was 6.56 percent compared to 6.88 percent for the second quarter of 1996. The total average equity to assets ratio (including the qualifying capital securities) for the second quarter of 1997 was 7.33 percent compared to 6.88 percent for the second quarter of 1996. The effects of unrealized market adjustments had no material effect on these ratios.

     At June 30, 1997, the corporation's Tier 1 capital ratio was 8.82 percent, the total capital ratio was 11.51 percent and the leverage ratio was 6.90 percent. On June 30, 1997, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards.

OFF-BALANCE SHEET ACTIVITY

     In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on its balance sheet. First Tennessee enters into transactions involving these instruments to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into "Lending," "Mortgage banking," "Interest rate risk management" and "Capital markets" as noted in the Off-Balance Sheet Financial Instruments table.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT JUNE 30, 1997
--------------------------------------------------------
(Dollars in billions)

                                                            Notional value
                                                            --------------
LENDING
Commitments to extend credit:
     Consumer credit card lines                                $1,791.8
     Consumer home equity                                         373.9
     Commercial real estate and construction
       and land development                                       377.1
     Mortgage banking                                             840.4
     Other                                                      1,628.3

Other Commitments:
     Commercial and standby letters of credit                     560.2
     Foreign exchange contracts                                      .7

MORTGAGE BANKING
Mortgage pipeline and warehouse hedging:
     Interest rate forward contracts - commitments to sell      1,201.0
     Interest rate option contracts - put option purchased<F1>     27.0

Servicing portfolio hedging:
     Interest rate floors<F2>                                   2,440.0

INTEREST RATE RISK MANAGEMENT
Interest rate swap agreements:
Receive fixed/pay floating                                        210.0
Receive fixed/pay floating - amortizing                            28.6

CAPITAL MARKETS
Forward contracts:
     Commitments to buy                                         1,152.9
     Commitments to sell                                        1,079.0
Securities underwriting commitments                                 1.7
------------------------------------------------------------------------

<F1>Purchased options have a remaining book value of $147,000 at
    June 30, 1997
<F2>Interest rate floors have a remaining book value of $17,232,000 at June 30, 1997

SIX MONTH REVIEW

INCOME STATEMENT REVIEW

     Net income totaled $84.9 million for the six months ended June 30, 1997, an increase of 6 percent from $79.8 million for the same period last year, and earnings per share increased 11 percent from $1.19 in 1996 to $1.32 in 1997. Return on average assets for the first half of 1997 was 1.33 percent and return on average common equity was 19.95 percent, compared with 1.28 percent and
18.37 percent, respectively, for the same period in 1996.

     Noninterest income, excluding securities gains and losses, increased 10 percent (from $266.0 million to $293.0 million) over the same period last year. Fee income represented 56 percent of total revenues during the first six months of 1997 and 55 percent for the first six months of 1996. Mortgage banking fee income grew 14 percent primarily from higher servicing fees related to a larger servicing portfolio. Capital markets fee income declined 11 percent from the same period in 1996. A record level of fee income was earned during the first quarter of 1996 related to stronger customer demand from the benefit of regulatory reclassifications of securities. Generally, increased volumes, new products and fees created the growth in deposit transactions and cash management fees of 9 percent, merchant processing fees of 37 percent, cardholder fees of 13 percent, and trust and investment management fees of 12 percent from the previous year.

     Net interest income stated on a fully taxable-equivalent basis totaled $236.8 million, up 7 percent from $221.2 million for the same period in 1996. Year-to-date net interest margin improved from 4.01 percent in 1996 to 4.25 percent in 1997. The net interest spread increased 36 basis points while the effect of net free funds decreased 12 basis points due to share repurchase programs and demand deposit transfers to sweep accounts. Approximately 13 basis points of the net interest margin improvement came from the expiration of the basis swap.

     The provision for loan losses increased to $25.0 million from $15.6 million in the previous year. The increase reflects a higher amount of allowance for loan losses commensurate with loan growth and the higher level of mortgage loans repurchased during 1997. In addition, the level of provision was increased due to increases in consumer debt burdens and resulting higher losses in consumer lending nationwide.

     Noninterest expense totaled $366.4 million, up 7 percent from $343.6 million in 1996. Personnel expense, the largest category, totaled $190.7 million in 1997, which was relatively flat to the 1996 level of $192.0 million. As a result of reduced volumes and a change in product mix, personnel expense decreased 15 percent in capital markets and 6 percent in mortgage banking.
With a larger servicing portfolio and the implementation of SFAS No. 125, a new accounting methodology related to excess servicing, amortization of mortgage servicing rights increased 47 percent from $11.9 million in 1996 to $17.5 million in 1997.

BALANCE SHEET REVIEW

     Average total assets grew 3 percent (from $12.5 billion to $12.9 billion), average loans grew 6 percent (from $7.4 billion to $7.8 billion) and interest-bearing core deposits increased 5 percent (from $6.2 billion to $6.5 billion) from the first six months of 1996. Average commercial loans increased 8 percent (from $3.3 billion to $3.6 billion), average consumer loans grew 6 percent (from $2.6 billion to $2.7 billion), and average credit card receivables grew 4 percent (from $520 million to $543 million) during the first six months of 1997. The permanent mortgage portfolio declined 7 percent (from $673 million to $629 million), while real estate construction loans grew 20 percent (from $255 million to $307 million) for the six month period of 1997.

                                  Part II.
                              OTHER INFORMATION

Items 1, 2, 3, and 5.

As of the end of the second quarter, 1997, the answers to Items 1, 2, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.


Item 4  Submission of Matters to a Vote of Security Holders.

(a)   The Company's Annual Meeting of Shareholders was held April 15, 1997.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for election to Class I (Messrs. Martin, Orgill and Sansom and Ms. Roman) or Class II (Messrs. Glass and Kelley). The Class I nominees were elected for a three-year term and the Class II nominees were elected for a one-year term, or in either case until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Blattberg, Cantu, Cates, Haslam, Horn, Rose, and Street.

(c) At the Annual Meeting, the shareholders also approved the Company's Amended and Restated Management Incentive Plan (the "Plan") and ratified the appointment of Arthur Andersen LLP as independent auditors for the year 1997. The shareholder vote was as follows:

                                    For          Withheld
                                ----------       --------
1.  Nominees (Class I)
       R. Brad Martin           51,393,538        352,542
       Joseph Orgill, III       51,406,205        339,875
       Vicki G. Roman           51,391,012        355,068
       William B. Sansom        51,404,195        341,885

    Nominees (Class II)
       J. Kenneth Glass         51,396,009        350,071
       John C. Kelley, Jr.      51,302,608        443,472

                                    For          Against        Abstain
                                ----------      ---------      ---------
2.  Approval of Plan            49,632,694      1,063,823      1,049,563

3.  Ratification of Auditors    51,269,993        144,052        332,035

There were no "broker non-votes" with respect to any of the nominees, approval of the Plan, or the ratification of auditors and no abstentions with respect to any of the nominees.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b) A report on Form 8-K was filed on April 15, 1997 (with a Date of Report of April 14, 1997), disclosing under Item 5, Other Events, the Company's earnings for the quarter ended March 31, 1997, and the following financial statements: statements of condition for the three month periods ended March 31, 1997 and 1996 and statements of income for the three month periods ended March 31, 1997, December 31, 1996, September 30, 1996, June 30, 1996, and March 31, 1996.

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





DATE:     8/13/97                           By:      Elbert L. Thomas Jr.
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

10(a)<F1>    Amended and Restated Management Incentive Plan, incorporated herein by reference to Exhibit A to the Corporation's definitive proxy statement filed on March 12, 1997 in connection with the April 15, 1997 Annual
             Meeting of Shareholders.

11           Statement re Computation of Per Share Earnings.                                  Filed Herewith

27           Financial Data Schedule (for SEC use only)                                       Filed Herewith

<F1>
A management contract or compensatory plan or arrangement required to be filed as an exhibit.