Form 10-Q
period 1997-09-30
FIRST TENNESSEE NATIONAL CORP
filed 1997-11-13
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

    (Mark one)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number   0-4491
                        -------

                      FIRST TENNESSEE NATIONAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                     62-0803242
--------------------------------                      ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

165 Madison Avenue, Memphis, Tennessee                       38103
---------------------------------------                    ----------
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

Yes  x    No
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                   64,103,572
-----------------------------        -------------------------------
           Class                     Outstanding at October 31, 1997

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

                                     PART I.

                              FINANCIAL INFORMATION


Item 1. Financial Statements.

         The Consolidated Statements of Condition

         The Consolidated Statements of Income

         The Consolidated Statements of Cash Flows

         The Notes to Consolidated Financial Statements

         This financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED STATEMENTS OF CONDITION                                  First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------
                                                                        September 30            December 31
                                                               -----------------------------   ------------
(Dollars in thousands)(Unaudited)                                  1997             1996           1996
--------------------------------------------------------------------------------------------   ------------
ASSETS:
Cash and due from banks                                        $    730,013    $    778,719    $    959,604
Federal funds sold and securities
   purchased under agreements to resell                             240,150         168,253         138,365
--------------------------------------------------------------------------------------------   ------------
          Total cash and cash equivalents                           970,163         946,972       1,097,969
--------------------------------------------------------------------------------------------   ------------
Investment in bank time deposits                                      1,672             936           1,922
Capital markets securities inventory                                315,199         179,169         150,402
Mortgage loans held for sale                                      1,033,648         737,037         787,362
Securities available for sale                                     2,040,983       2,154,602       2,173,620
Securities held to maturity (market value of
   $58,242 at September 30, 1997;
   $68,736 at September 30, 1996; and
   $66,677 at December 31, 1996)                                     57,298          68,357          65,914
Loans, net of unearned income                                     8,082,274       7,630,034       7,728,203
   Less:  Allowance for loan losses                                 123,875         117,717         117,748
--------------------------------------------------------------------------------------------   ------------
          Total net loans                                         7,958,399       7,512,317       7,610,455
--------------------------------------------------------------------------------------------   ------------
Premises and equipment, net                                         201,356         184,903         185,624
Real estate acquired by foreclosure                                  12,352           7,059           7,823
Intangible assets, net                                              112,611         121,928         119,465
Mortgage servicing rights, net                                      368,037         244,334         266,027
Capital markets receivables and other assets                      1,010,729         643,731         592,319
--------------------------------------------------------------------------------------------   ------------
          TOTAL ASSETS                                         $ 14,082,447    $ 12,801,345    $ 13,058,902
============================================================================================   ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Interest bearing                                            $  6,910,608    $  6,910,157    $  6,677,669
   Noninterest bearing                                            2,346,462       2,161,931       2,355,393
--------------------------------------------------------------------------------------------   ------------
          Total deposits                                          9,257,070       9,072,088       9,033,062
--------------------------------------------------------------------------------------------   ------------
Federal funds purchased and securities
   sold under agreements to repurchase                            1,909,928       1,589,888       1,881,187
Commercial paper and other short-term borrowings                    731,765         322,297         377,369
Capital markets payables and other liabilities                      994,858         636,038         578,113
Term borrowings                                                     180,343         255,998         234,645
--------------------------------------------------------------------------------------------   ------------
          Total liabilities                                      13,073,964      11,876,309      12,104,376
--------------------------------------------------------------------------------------------   ------------
Guaranteed preferred beneficial interests in
   First Tennessee's subordinated debentures                        100,000              --              --
--------------------------------------------------------------------------------------------   ------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                         --              --              --
Common stock - $1.25 par value (shares authorized -
   200,000,000; shares issued - 64,059,810 at
   September 30, 1997; 67,143,632 at September 30, 1996;
   and 66,857,519 at December 31, 1996)                              80,075          83,929          83,572
Capital surplus                                                      44,574          60,802          48,657
Undivided profits                                                   779,653         790,005         823,175
Unrealized market adjustment                                          6,799          (5,764)          2,697
Deferred compensation on restricted stock incentive plans            (2,618)         (3,936)         (3,575)
--------------------------------------------------------------------------------------------   ------------
          Total shareholders' equity                                908,483         925,036         954,526
--------------------------------------------------------------------------------------------   ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 14,082,447    $ 12,801,345    $ 13,058,902
============================================================================================   ============

CONSOLIDATED STATEMENTS OF INCOME                                                 First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                Nine Months Ended
                                                                  September 30                      September 30
                                                          ----------------------------    -----------------------------
(Dollars in thousands except per share data)(Unaudited)       1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                $    178,530    $    164,075    $    518,752    $    485,878
Interest on investment securities:
  Taxable                                                       33,307          34,176         102,164         100,499
  Tax-exempt                                                     1,100           1,241           3,466           3,910
Interest on mortgage loans held for sale                        21,680          22,034          52,398          63,518
Interest on capital markets inventory                            3,661           2,483           9,613          11,268
Interest on other earning assets                                 3,467           1,768           8,590           4,330
-----------------------------------------------------------------------------------------------------------------------
          Total interest income                                241,745         225,777         694,983         669,403
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                        2,035           2,336           6,236           7,250
  Checking interest and money market                            23,185          21,573          68,167          70,449
  Certificates of deposit under $100,000 and other time         40,164          41,888         120,818         124,630
  Certificates of deposit $100,000 and more                     11,782          12,042          35,829          34,659
Interest on short-term borrowings                               37,084          27,617          93,547          83,241
Interest on term borrowings                                      3,887           5,272          12,251          15,793
-----------------------------------------------------------------------------------------------------------------------
          Total interest expense                               118,137         110,728         336,848         336,022
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                            123,608         115,049         358,135         333,381
Provision for loan losses                                       12,753           8,853          37,783          24,445
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            110,855         106,196         320,352         308,936
-----------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                84,432          71,495         219,719         190,516
Capital markets                                                 28,903          16,951          69,358          62,217
Deposit transactions and cash management                        22,327          20,141          63,109          57,436
Merchant processing                                              8,575           6,636          23,488          17,519
Cardholder fees                                                  4,941           4,224          14,358          12,579
Trust services and investment management                        10,805           8,727          29,573          25,481
Equity securities gains/(losses)                                    (1)             49            (841)            539
Debt securities gains/(losses)                                     (22)             (5)             58            (185)
All other income and commissions                                20,386          14,201          53,777          42,614
-----------------------------------------------------------------------------------------------------------------------
          Total noninterest income                             180,346         142,419         472,599         408,716
-----------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES          291,201         248,615         792,951         717,652
-----------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                109,542          94,005         300,202         286,009
Operations services                                             12,205          11,706          35,504          32,783
Occupancy                                                       10,995          10,129          32,621          29,286
Equipment rentals, depreciation, and maintenance                 9,789           8,488          29,223          25,126
Amortization of mortgage servicing rights                        9,371           6,669          26,862          18,534
Communications and courier                                       8,745           8,097          26,234          24,883
Advertising and public relations                                 4,370           3,469          13,739          12,927
Legal and professional fees                                      3,830           2,924          10,045           8,786
Amortization of intangible assets                                2,419           2,412           7,229           7,128
Deposit insurance premium                                          371           4,259           1,106           5,142
All other                                                       32,459          22,754          87,715          67,891
-----------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                            204,096         174,912         570,480         518,495
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      87,105          73,703         222,471         199,157
Applicable income taxes                                         32,417          26,906          82,856          72,572
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $     54,688    $     46,797    $    139,615    $    126,585
=======================================================================================================================
NET INCOME PER COMMON SHARE                               $        .85    $        .69    $       2.17    $       1.88
-----------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                         64,049,081      67,144,391      64,210,469      67,223,305
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS                 First Tennessee National Corporation
------------------------------------------------------------------------------------------
                                                            Nine Months Ended September 30
                                                            ------------------------------
(Dollars in thousands)(Unaudited)                                  1997           1996
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $   139,615    $   126,585
Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
      Provision for loan losses                                     37,783         24,445
      Provision for deferred income tax                             39,608         39,465
      Depreciation and amortization of premises
        and equipment                                               24,086         21,381
      Amortization of mortgage servicing rights                     26,862         18,534
      Amortization of intangible assets                              7,229          7,128
      Net other amortization and accretion                           3,767         (3,834)
      Market value adjustment on foreclosed property                 3,745          3,029
      Equity securities (gains)/losses                                 841           (539)
      Debt securities (gains)/losses                                   (58)           185
      Net gain on disposal of fixed assets                            (816)           (43)
      Net (increase)/decrease in:
        Capital markets securities inventory                      (164,797)         3,486
        Mortgage loans held for sale                              (246,286)        52,146
        Capital markets receivables                               (358,028)       (66,367)
        Interest receivable                                         (8,544)        (5,586)
        Other assets                                              (186,491)      (149,721)
      Net increase/(decrease) in:
        Capital markets payables                                   338,314         58,802
        Interest payable                                             3,739          2,196
        Other liabilities                                           39,288        (51,861)
------------------------------------------------------------------------------------------
        Total adjustments                                         (439,758)       (47,154)
------------------------------------------------------------------------------------------
        Net cash provided/(used) by operating activities          (300,143)        79,431
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
    Maturities                                                       8,586          7,766
    Purchases                                                           --         (1,463)
Available for sale securities:
    Sales                                                          121,301        381,195
    Maturities                                                     441,996        316,193
    Purchases                                                     (421,497)      (840,550)
Premises and equipment:
    Sales                                                            4,134            941
    Purchases                                                      (42,593)       (28,705)
Net increase in loans                                             (393,251)      (312,043)
Decrease in investment in bank time deposits                           250          1,183
Acquisitions, net of cash and cash equivalents acquired                 --            400
------------------------------------------------------------------------------------------
        Net cash used by investing activities                     (281,074)      (475,083)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
    Exercise of stock options                                       16,599          3,948
    Cash dividends                                                 (59,122)       (53,517)
    Repurchase shares                                             (156,781)       (14,093)
Payments of term borrowings                                        (54,430)        (4,149)
Issuance of guaranteed preferred beneficial interests
  in First Tennessee's subordinated debentures                     100,000             --
Net increase in:
    Deposits                                                       224,008        483,147
    Short-term borrowings                                          383,137        151,440
------------------------------------------------------------------------------------------
        Net cash provided by financing activities                  453,411        566,776
------------------------------------------------------------------------------------------
        Net increase/(decrease) in cash and cash equivalents      (127,806)       171,124
------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period         1,097,969        775,848
------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period             $   970,163    $   946,972
==========================================================================================
Total interest paid                                            $   332,855    $   326,812
Total income taxes paid                                             43,248         33,107

NOTE 1 - FINANCIAL INFORMATION

         The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1996 annual report to shareholders.

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

         First Tennessee uses derivative financial instruments in order to manage exposure to fluctuations in interest rates and to meet the financial needs of customers. For interest rate risk management purposes, First Tennessee primarily utilizes interest rate swaps. Mortgage banking operations mainly use mandatory forward delivery commitments and purchased options to hedge against risks associated with the warehouse, the pipeline, or the servicing portfolio. Capital markets uses various derivatives, including interest rate swaps, futures, forward and option contracts and securities underwriting commitments in order to meet the needs of its customers with forwards being the most commonly used instrument.

         To qualify as a hedge used to manage interest rate risk, the following criteria must be met: (1) the asset or liability to be hedged exposes First Tennessee to interest rate risk; (2) the instrument alters or reduces sensitivity to interest rate changes; and (3) the instrument is designated and effective as a hedge.

         For interest rate contracts used to hedge interest rate risk, income and expense are deferred and amortized over the lives of the hedged assets or liabilities. The amortization of these gains and losses is an adjustment to interest income or expense of the hedged item. Fees are deferred and amortized over the lives of the contracts. Any related assets or liabilities are recorded on the balance sheet in other assets or other liabilities.

         For those derivatives used to manage interest rate risk that are terminated prior to maturity, realized gains and losses are deferred and amortized straight-line over the remaining original life of the agreement as an adjustment to the hedged asset or liability. If the underlying hedged asset or liability is sold or prepaid, the related portion of any unrecognized gain or loss on the derivative is recognized in current earnings as part of the gain or loss on the sale or prepayment.

         Forward and option contracts used by mortgage banking operations to hedge against interest rate risks in the warehouse and the pipeline are designated to a specific asset and are reviewed periodically for a high correlation of expected changes in value. Option contracts used to hedge against risks in the servicing portfolio are designated to a specific risk tranche of servicing rights, must reduce earnings risk, and are periodically reviewed for a high correlation of expected changes in value.

         Forward and option contracts used to hedge the warehouse are considered in the lower of cost or market valuation of the warehouse with any related gains or losses being recognized in mortgage banking noninterest income. Premiums paid for purchased options are deferred and reported with the hedged assets and are amortized over the lives of the contracts to mortgage banking noninterest income.

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

         For derivatives hedging the warehouse and pipeline that are terminated prior to maturity, gains and losses are recognized in current earnings as mortgage banking noninterest income for excess coverage and are deferred and recognized at the time the loan is sold if the sale is deferred to a future date. For derivatives hedging the servicing portfolio that are terminated prior to maturity, gains and losses are split between the return of time value premium and the intrinsic value. Gains or losses from the change in the intrinsic value are deferred as a basis adjustment to the related mortgage servicing rights risk tranche, and the gains or losses resulting from the return of time value premium are recognized in current earnings in other noninterest expense.

         Any contracts that fail to qualify for hedge accounting are measured at fair value with any gains or losses included in current earnings in noninterest income.

         Derivative contracts utilized in trading activities by capital markets are measured at fair value, and gains or losses are recognized in capital markets noninterest income as they occur. Related assets are recorded on the balance sheet as capital markets securities inventory or receivables and any liabilities are recognized as capital markets payables.

         Cash flows from derivative contracts are reported as operating activities on the Consolidated Statements of Cash Flows.

NOTE 2 -- LOANS

The composition of the loan portfolio at September 30 is detailed below:

(Dollars in thousands)                                  1997                  1996
------------------------------------------------------------------------------------
Commercial                                          $3,692,179            $3,465,575
Consumer                                             2,810,802             2,657,539
Permanent mortgage                                     653,054               653,205
Credit card receivables                                541,151               537,034
Real estate construction                               347,262               298,074
Nonaccrual - Regional banking group                     11,671                12,390
Nonaccrual - Mortgage banking                           26,155                 6,217
------------------------------------------------------------------------------------
     Loans, net of unearned income                   8,082,274             7,630,034
             Allowance for loan losses                 123,875               117,717
------------------------------------------------------------------------------------
               Total net loans                      $7,958,399            $7,512,317
====================================================================================

         The following table presents information concerning nonperforming loans at September 30:

(Dollars in thousands)                               1997                  1996
--------------------------------------------------------------------------------
Impaired loans                                     $11,179               $11,777
Other nonaccrual loans                              26,647                 6,830
--------------------------------------------------------------------------------
       Total nonperforming loans                   $37,826               $18,607
================================================================================

[FN]
Restructured impaired loans at September 30, 1997 and 1996, were $196,000 and $279,000, respectively.

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

         Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                     Three Months Ended         Nine Months Ended
                                        September 30               September 30
                                    ----------------------------------------------
(Dollars in thousands)                1997         1996          1997        1996
----------------------------------------------------------------------------------
Total interest on impaired loans    $    57      $    91       $   454      $  475
Average balance of impaired loans    10,218       10,723        11,417       9,289
----------------------------------------------------------------------------------

         An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 1996 and 1997, is summarized as follows:

(Dollars in thousands)                  Non-impaired        Impaired              Total
-----------------------------------------------------------------------------------------
Balance at December 31, 1995              $109,051           $3,516              $112,567
Provision for loan losses                   24,111              334                24,445
Charge-offs                                 27,935              816                28,751
  Less loan recoveries                       9,099              357                 9,456
-----------------------------------------------------------------------------------------
       Net charge-offs/(recoveries)         18,836              459                19,295
-----------------------------------------------------------------------------------------
Balance at September 30, 1996             $114,326           $3,391              $117,717
=========================================================================================
Balance at December 31, 1996              $114,217           $3,531              $117,748
Provision for loan losses                   33,982            3,801                37,783
Charge-offs                                 34,760            3,374                38,134
  Less loan recoveries                       6,362              116                 6,478
-----------------------------------------------------------------------------------------
       Net charge-offs                      28,398            3,258                31,656
-----------------------------------------------------------------------------------------
Balance at September 30, 1997             $119,801           $4,074              $123,875
=========================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following is a discussion and analysis of the financial condition and results of operations of First Tennessee National Corporation (First Tennessee) for the three month and nine month periods ended September 30, 1997, compared to the three month and nine month periods ended September 30, 1996. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1996 financial statements, notes and management's discussion is provided in the 1996 annual report.

BUSINESS DESCRIPTION

         First Tennessee is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various national and regional business lines. The regional banking group includes the retail/commercial bank, the credit card division and the trust division. The national lines of business include FT Mortgage Companies and affiliates (also referred to as mortgage banking), First Tennessee Capital Markets (also referred to as capital markets) and transaction processing (merchant processing, automated teller machine network and check clearing operations).

         Certain revenues and expenses are allocated and equity is assigned to the various business lines to reflect the inherent risk in each business line, based on management's best estimates. These allocations are periodically reviewed and may be revised from time to time to accurately reflect current business conditions and risks. In addition, certain reclassifications of accounts may occur to reflect current reporting standards within the industry. In each case the previous history is restated to ensure comparability.

THIRD QUARTER OVERVIEW

         Net income for the third quarter of 1997 increased 17 percent (from $46.8 million to $54.7 million). This record earnings level resulted from record-breaking revenues in three business lines (the retail/commercial bank, mortgage banking, and capital markets). Earnings per share grew 23 percent (from $.69 to $.85) from the third quarter of 1996. Return on average common equity was 24.56 percent and return on average assets was 1.61 percent for the third quarter of 1997.

         On September 30, 1996, Federal legislation was enacted which required all banks to help bail out the Savings and Loan industry. The pre-tax cost to First Tennessee of the one-time Savings Association Insurance Fund (SAIF) assessment was $3.8 million in the third quarter of 1996. The table below details the impact of this assessment on the comparability of income and profitability ratios.

Income and Profitability Ratios for the Third Quarter Table
----------------------------------------------------------------------------

                                         1997                 1996
                                         ----                 ----
                                                    One-Time SAIF Assessment
                                                    ------------------------
                                                    Included        Excluded
                                                    --------        --------
Net income (millions)                   $ 54.7       $ 46.8          $ 49.1
Earnings per share                      $  .85       $  .69          $  .73
Return on average assets                  1.61%        1.47%           1.55%
Return on average common equity          24.56%       20.71%          21.75%
----------------------------------------------------------------------------

         Total assets grew 10 percent (from $12.8 billion to $14.1 billion) and shareholders' equity declined 2 percent (from $925.0 million to $908.5 million) from September 30, 1996, to September 30, 1997. Stock repurchase programs implemented since the third quarter of 1996 reduced period-end shares outstanding 5 percent (from 67.1 million to 64.1 million).

QUARTERLY INCOME STATEMENT REVIEW

NONINTEREST INCOME

         Fee income (noninterest income excluding securities gains and losses) for the third quarter contributed 59 percent to total revenue and grew 27 percent (from $142.4 million to $180.4 million) from the third quarter of 1996. The rise in noninterest income came from record-breaking fees from mortgage banking, capital markets, and merchant processing.

         Total mortgage banking fee income grew 18 percent from the third quarter of 1996 (from $71.5 million to $84.4 million) through growth in origination-related fees and servicing fees.

         Origination-related fee income (fees from mortgage origination and the secondary marketing process) increased 27 percent (from $46.9 million to $59.3 million). Mortgage loan originations increased 24 percent to a record level of $3.0 billion for the third quarter of 1997 (compared with $2.4 billion for the third quarter of 1996). The higher level of production was in part due to the increase in refinance activity, which accounted for approximately 26 percent of the origination volume during the third quarter of 1997 compared with 19 percent for the same period in 1996. As a consequence of a more stable interest rate environment and less price concessions, secondary marketing activities improved $8.5 million in the third quarter of 1997 compared to the same period in 1996. Income derived from the creation of originated mortgage servicing rights remained relatively flat to third quarter 1996 levels. This occurred because the servicing rights on loans retained from the higher origination volume during the quarter had a higher value and a lower volume of loans were sold.

         Servicing fees, which are fees collected for gathering and processing monthly mortgage payments, grew 24 percent (from $18.8 million to $23.4 million), commensurate with the increase in the servicing portfolio from $21.7 billion at September 30, 1996, to $25.7 billion at September 30, 1997.
Fees from the sale of mortgage servicing rights declined $4.1 million as more servicing was retained.

         Capital markets fee income increased 71 percent (from $17.0 million to $28.9 million). Total securities bought and sold increased 44 percent (from $43.6 billion to $63.0 billion) and total underwritings increased 129 percent (from $3.7 billion to $8.5 billion) from the third quarter of 1996. This growth was due to market expansion through continued growth in the customer base of existing offices and the opening of an office in Chicago during 1997. Additionally, the increase in volume was reflective of improvement in the demand for securities by customers. Expectations of higher interest rates lowered transaction volume in the first two quarters of 1997, however, as the pressure for higher interest rates subsided, the demand for securities returned. Additionally, First Tennessee Capital Assets Corporation, a subsidiary of First Tennessee Bank National Association which helps customers securitize whole loan packages, experienced increased volume from bank customers selling loans to improve their liquidity positions.

         Fee income from deposit transactions and cash management increased 11 percent (from $20.1 million to $22.3 million) with increased volumes driven primarily by growth in sales and moderate price increases. Noninterest income from trust and investment management services increased 24 percent (from $8.7 million to $10.8 million) over the third quarter of 1996. This growth was primarily due to strong investment management performance.

         The addition of new merchants and continued growth in transactions from existing customers contributed to the record volume levels in merchant processing and the 29 percent increase (from $6.6 million to $8.6 million) in fee income. Cardholder noninterest income grew 17 percent (from $4.2 million to $4.9 million) primarily from pricing changes consistent with overall repricing trends in the industry.

         Other noninterest income increased 44 percent (from $14.2 million to $20.4 million). Approximately 61 percent of the increase came from mortgage banking and included a gain on the sale of a mortgage servicing hedge ($2.1 million). The remaining increase was spread over a number of categories.

NET INTEREST INCOME

         For purposes of this discussion, net interest income has been adjusted to a fully taxable equivalent (FTE) basis for certain tax-exempt loans and investments. Earning assets, including loans, have been expressed as averages, net of unearned income.

         For the third quarter of 1997, net interest income increased 7 percent (from $116.3 million to $124.7 million) from the third quarter of 1996. This increase was due to a 6 basis point improvement in the net interest margin and a 6 percent increase in average earning assets.

NET INTEREST MARGIN

         The net interest margin (margin) has remained relatively stable over the past few quarters and was 4.24 percent for the third quarter of 1997 compared with 4.18 percent for the third quarter of 1996. As shown in the Net Interest Margin Computation Table, the net interest spread (the difference between the yield on earning assets and the rates paid on interest-bearing liabilities) increased 4 basis points while the effect of interest-free sources increased 2 basis points. The components of net interest margin (specifically the rate paid on interest-bearing liabilities and the effect of interest-free sources) reflect a change from prior period calculations in the categorization of various noninterest-bearing accounts.

Net Interest Margin Computation Table
---------------------------------------------------------------------------

                                                       Third Quarter
                                                       -------------
                                                  1997                1996
                                                  ----                ----
Yield on earning assets                           8.15%               8.06%
Rate paid on interest-bearing liabilities         4.78                4.73
                                                  ----                ----
Net interest spread                               3.37                3.33
Effect of interest-free sources                    .79                 .77
Loan fees                                          .09                 .09
FRB interest and penalties(F1)                    (.01)               (.01)
                                                  ----                ----
   Net interest margin                            4.24%               4.18%
                                                  ====                ====

---------------------------------------------------------------------------

[FN]
 F1 Federal Reserve Bank

         The overall net interest margin is lowered by the activity levels of and related funding for First Tennessee's fee-based businesses, as these nonbank business lines generally produce lower margins than banking-related units. Consequently, First Tennessee's consolidated margin cannot readily be compared to that of other bank holding companies. The Net Interest Margin Composition Table provides a breakdown by business line of the impact on the consolidated margin.

Net Interest Margin Composition Table
---------------------------------------------------------------------------

                                                       Third Quarter
                                                       -------------
                                                  1997                1996
                                                  ----                ----
Regional banking group                            4.75%               4.42%
Capital markets                                   (.14)               (.10)
Mortgage banking                                  (.38)               (.19)
Transaction processing                             .01                 .05
                                                  ----                ----
   Total net interest margin                      4.24%               4.18%
                                                  ====                ====
---------------------------------------------------------------------------


         The regional banking group's margin improved from 4.42 percent to 4.75 percent due to positive changes in the mix of deposit liabilities. Since the third quarter of 1996, deposit liabilities have shifted from higher cost certificates of deposit to lower cost money market deposit products. This lower cost of funds and the above market level of growth in loans helped achieve the increase in net interest margin.

         The negative impact on the net interest margin from mortgage banking occurs because the spread between the rates on mortgage loans temporarily in the warehouse and the related short-term funding rates is significantly less than the comparable spread earned in the regional banking group. Thus as the origination volume and resulting warehouse volume fluctuates, the negative impact on margin also fluctuates. Capital markets also tends to negatively impact the net interest margin because of its strategy to reduce market risk by hedging its inventory in the cash markets which effectively eliminates net interest income on these positions.

NONINTEREST EXPENSE

         Total noninterest expense (operating expense) for the third quarter of 1997 increased 17 percent (from $174.9 million to $204.1 million) over the same period in 1996. Excluding the $3.8 million pre-tax SAIF charge, operating expense growth would have been 19 percent.

         Employee compensation, incentives, and benefits (personnel expense), the largest category, increased 17 percent (from $94.0 million to $109.5 million). Personnel expense includes commissions paid in several lines of business, such as capital markets and mortgage banking. As the sales and/or originations increase or decrease or the product mix changes in these business lines, the commissions change accordingly. Excluding mortgage banking and capital markets, personnel expense and total operating expense each would have increased 7 percent.

         As a result of the growth in the servicing portfolio and in mortgage servicing rights, amortization of mortgage servicing rights increased 41 percent (from $6.7 million to $9.4 million).

         The decrease in the deposit insurance premium from the third quarter of 1996 reflects the one-time SAIF assessment charged in that quarter.

         Other expenses increased 43 percent (from $22.8 million to $32.5 million) from the third quarter of 1996. Approximately 53 percent of this increase ($5.1 million) was related to mortgage banking. The use of contract employment increased partially due to higher origination volume. In addition, miscellaneous expenses have been incurred to cure the documentation backlog that occurred earlier in 1997. The remaining increase was spread over a number of categories and included $2.0 million of dividend expense associated with the $100 million qualifying capital securities issued on January 6, 1997.

PROVISION FOR LOAN LOSSES/ASSET QUALITY

         The provision for loan losses increased $3.9 million to $12.8 million for the quarter ended September 30, 1997. The increase in provision reflects a higher amount of allowance for loan losses commensurate with loan growth; inherent losses in the consumer and credit card portfolios reflecting the national trend in consumer asset quality; and inherent losses resulting from mortgages repurchased during 1997.

         The allowance for loan losses remained stable at 1.53 percent of net loans on September 30, 1997, compared with 1.54 percent on September 30, 1996.

         Net charge-offs to average net loans for the third quarter was .62 percent, an increase from the .41 percent in the third quarter of 1996. The increase in the level of net charge-offs was primarily related to commercial lending, repurchased mortgages and credit card loans. The commercial loan net charge-offs reflects a more normalized charge-off and recovery level. The amount and ratio of credit card net charge-offs increased from the previous year, consistent with trends in the industry. However, the ratio of net charge-offs to average credit card receivables declined from the first and second quarter of 1997, and still remained favorable to industry averages. The overall net charge-off ratio was impacted by $1.4 million in net charge-offs from mortgage banking related to the mortgage loans repurchased since the beginning of 1997.

         Loans and leases past due 90 days or more decreased $2.1 million from the third quarter of 1996 and decreased $1.2 million from the second quarter of 1997.

         Nonperforming assets increased from $25.9 million to $50.4 million for the third quarter of 1997. Since September 30, 1996, the mortgage banking operation added $19.9 million to nonperforming loans and $4.0 million to foreclosed real estate. This increase came primarily from a larger number of mortgage loans being repurchased by mortgage banking during the first quarter of 1997 to correct loan file documentation in order to certify loan pools. The backlog in the documentation and pool certification process occurred principally as a result of disruptions in the normal business routine caused by the consolidation of five mortgage banking operations which occurred concurrently with an unanticipated higher level of loan originations last year due to large refinance volume. Since the first quarter of 1997, nonperforming assets in mortgage banking have decreased $6.4 million. Excluding the impact of the mortgage banking operation on nonperforming assets, the ratio of nonperforming loans to total loans was .14 percent and the ratio of nonperforming assets to total loans plus foreclosed real estate and other assets was .21 percent for the third quarter of 1997.

Asset Quality Information Table(F1)

(Dollars in thousands)
----------------------------------------------------------------------

                                                     September 30
                                                     ------------
                                                  1997          1996
                                                  ----          ----
    Nonperforming loans                         $37,826       $18,607
    Foreclosed real estate                       12,352         7,059
    Other assets                                    221           203
                                                -------       -------
        Total nonperforming assets              $50,399       $25,869
                                                =======       =======
    Loans 90 days past due                      $30,298       $32,424

    Potential problem assets(F2)                 72,362        77,984


                                                     Third Quarter
                                                     ------------
                                                  1997          1996
                                                  ----          ----
    Allowance for credit losses:
    Balance at June 30                         $123,458      $116,478
       Provision for loan losses                 12,753         8,853
       Charge-offs                              (14,521)      (10,742)
       Loan recoveries                            2,185         3,128
                                               --------      --------
    Balance at September 30                    $123,875      $117,717


                                                      September 30
                                                      ------------
                                                   1997          1996
                                                   ----          ----
    Allowance to total loans                       1.53%         1.54%
    Nonperforming loans to total loans              .47           .24
    Nonperforming assets to total loans,
     foreclosed real estate and other assets        .62           .34
    Allowance to nonperforming assets             245.8         455.1
----------------------------------------------------------------------

[FN]
F1 total loans are net of unearned income
F2 includes loans 90 days past due




Net Charge-offs as a Percentage of Average Loans Table(F1)
----------------------------------------------------------------------

                                                      September 30
                                                      ------------
                                                   1997          1996
                                                   ----          ----
Total net charge-offs excluding
 repurchased mortgages(F2)                          .55%          .41%
Impact of repurchased mortgages                     .07            --
                                                   ----          ----
Total net charge-offs                               .62%          .41%
                                                   ====          ====

BREAKDOWN BY LOAN TYPE:
Commercial and commercial real estate               .17%         (.02)%
Consumer                                            .39           .39
Credit card receivables                            4.54          3.94
Permanent mortgage(F3)                              .18          (.02)
---------------------------------------------------------------------

[FN]
F1 average loans are net of unearned income
F2 see discussion for more information
F3 excludes repurchased mortgages

BALANCE SHEET REVIEW

         For purposes of this discussion, loans are expressed net of unearned income, unless otherwise noted. Period-end total assets grew 10 percent from $12.8 billion at September 30, 1996 to $14.1 billion at September 30, 1997. Period-end loans increased 6 percent (from $7.6 billion to $8.1 billion) from September 30, 1996, to September 30, 1997; mortgage loans held for sale (mortgage warehouse) increased 40 percent (from $.7 billion to $1.0 billion); and investment securities decreased 6 percent (from $2.2 billion to $2.1 billion). The growth in the period-end balance sheet was primarily funded by a 38 percent increase in short-term borrowed funds (from $1.9 billion to $2.6 billion). At September 30, 1997, First Tennessee had no concentration of 10 percent or more of total loans in any single industry.

         Comparing average balances from third quarter 1996, total assets grew 7 percent (from $12.6 billion to $13.5 billion) and loans grew 7 percent (from $7.5 billion to $8.0 billion). Average commercial loans increased 8 percent (from $3.4 billion to $3.7 billion) and represented 46 percent of total loans during the third quarter of 1997. Average consumer loans grew 6 percent (from $2.6 billion to $2.8 billion) and represented 35 percent of total loans. Average credit card receivables grew 1 percent (from $539 million to $544 million). The permanent mortgage portfolio declined 2 percent (from $653 million to $641 million) as a result of older loans paying down. Real estate construction loans grew 18 percent (from $289 million to $340 million). Mortgage warehouse loans increased 4 percent to $1.1 billion for the third quarter of 1997. Short-term borrowed funds increased 28 percent (from $2.1 billion to $2.7 billion).

CAPITAL

         Average shareholders' equity declined 2 percent (from $898.9 million to $883.3 million) from the third quarter of 1996. However, the internal equity generation rate (net income less dividends declared as a percentage of average shareholders' equity) improved to 16.1 percent for the third quarter of 1997 compared with 12.9 percent for the third quarter of 1996. This ratio reflects the amount of income earned on the equity base. Since September 30, 1996, approximately $171.0 million of equity has been repurchased which includes the settlement of an accelerated share repurchase program for an additional $11.6 million during the third quarter of 1997.

         The equity repurchased since September 30, 1996, resulted in a decline in average shares outstanding of 5 percent (from 67.1 million to 64.0 million). Approximately .4 million shares were repurchased in the fourth quarter of 1996. During the first quarter of 1997, approximately 3.2 million shares were repurchased with 1.9 million of these shares repurchased under an accelerated share repurchase program. First Tennessee has an ongoing share repurchase program related to employee stock option plans.

         Return on average common equity was 24.56 percent and return on capital (net income/total shareholders' equity plus qualifying capital securities) was
22.07 percent for the third quarter of 1997. Qualifying capital securities were issued during the first quarter of 1997, and a portion of the proceeds were used to fund stock repurchase programs.

         The average common equity to assets ratio for the third quarter of 1997 was 6.55 percent compared to 7.12 percent for the third quarter of 1996. The total average equity to assets ratio (including the qualifying capital securities) for the third quarter of 1997 was 7.29 percent compared to 7.12 percent for the third quarter of 1996. The effects of unrealized market adjustments had no material effect on these ratios.

         At September 30, 1997, the corporation's Tier 1 capital ratio was 8.50 percent, the total capital ratio was 11.11 percent and the leverage ratio was
6.66 percent. On September 30, 1997, First Tennessee's bank subsidiaries had sufficient capital to qualify as well-capitalized institutions under the regulatory capital standards.

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

Off-Balance Sheet Financial Instruments at September 30, 1997

(Dollars in billions)

--------------------------------------------------------------------------------

                                                                  Notional Value
                                                                  --------------
LENDING
Commitments to extend credit:
   Consumer credit card lines                                           $1,865.2
   Consumer home equity                                                    391.0
   Commercial real estate and construction and land development            362.2
   Mortgage banking                                                        939.5
   Other                                                                 1,753.1

Other Commitments:
   Commercial and standby letters of credit                                591.8
   Foreign exchange contracts                                                2.7

MORTGAGE BANKING
Mortgage pipeline and warehouse hedging:
   Interest rate forward contracts - commitments to sell                 1,444.7
   Interest rate option contracts - put option purchased(F1)                24.0
Servicing portfolio hedging:
   Interest rate floors(F2)                                              2,675.0

INTEREST RATE RISK MANAGEMENT
Interest rate swap agreements:
   Receive fixed/pay floating                                              210.0
   Receive fixed/pay floating - amortizing                                  25.9

CAPITAL MARKETS
Forward contracts:
   Commitments to buy                                                    1,636.3
   Commitments to sell                                                   1,719.8
Securities underwriting commitments                                          2.5
--------------------------------------------------------------------------------

[FN]
F1 Purchased options have a remaining book value of $105,000 at September 30,
   1997
F2 Interest rate floors have a remaining book value of $13,830,000 at September 30, 1997


NINE MONTH REVIEW

INCOME STATEMENT REVIEW

         Net income totaled $139.6 million for the nine months ended
September 30, 1997, an increase of 10 percent from $126.6 million for the same period last year, and earnings per share increased 15 percent from $1.88 in 1996 to $2.17 in 1997. Return on average assets for the first nine months of 1997 was 1.43 percent and return on average common equity was 21.53 percent, compared with 1.35 percent and 19.17 percent, respectively, for the same period in 1996.

         Noninterest income, excluding securities gains and losses, increased 16 percent (from $408.4 million to $473.4 million) over the same period last year. Fee income represented 57 percent of total revenues during the first nine months of 1997 and 55 percent for the first nine months of 1996. Generally due to increased volumes, growth was seen in all major categories of noninterest income. Mortgage banking fee income grew 15 percent (from $190.5 million to $219.7 million) primarily from higher servicing fees related to a larger servicing portfolio. Capital markets fee income increased 11 percent (from $62.2 million to $69.4 million) from the same period in 1996. Deposit transactions and cash management fees grew 10 percent (from $57.4 million to $63.1 million). Merchant processing fees increased 34 percent (from $17.5 million to $23.5 million), while cardholder fees increased 14 percent (from $12.6 million to $14.4 million). Trust and investment management fees grew 16 percent (from $25.5 million to $29.6 million) from the previous year.

         Net interest income stated on a fully taxable-equivalent basis totaled $361.4 million, up 7 percent from $337.5 million for the same period in 1996. Year-to-date net interest margin improved from 4.07 percent in 1996 to 4.25 percent in 1997. The growth in net interest income and the net interest margin reflects continued strong loan growth and lower funding costs. Approximately 8 basis points of the improvement was due to the expiration of amortization expense related to a basis swap terminated in May of 1996. The net interest spread increased 21 basis points while the effect of net free funds decreased 3 basis points.

         The provision for loan losses increased to $37.8 million from $24.4 million in the previous year. The increase reflects a higher amount of allowance for loan losses commensurate with commercial loan growth and the higher level of mortgage loans repurchased during 1997. In addition, the level of provision was increased commensurate with loan growth and inherent losses in the consumer and credit card portfolios.

         Noninterest expense increased 10 percent (from $518.5 million to $570.5 million). Personnel expense, the largest category, increased 5 percent (from $286.0 million to $300.2 million). Due to a larger servicing portfolio, amortization of mortgage servicing rights increased 45 percent (from $18.5 million to $26.9 million).

BALANCE SHEET REVIEW

         During the nine months ended September 30, 1997, average total assets grew 4 percent (from $12.5 billion to $13.1 billion) and average loans grew 6 percent (from $7.4 billion to $7.9 billion). Average commercial loans increased 8 percent (from $3.4 billion to $3.6 billion), average consumer loans grew 6 percent (from $2.6 billion to $2.7 billion), and average credit card receivables grew 3 percent (from $526 million to $543 million) during the first nine months of 1997. The permanent mortgage portfolio declined 5 percent (from $666 million to $633 million), while real estate construction loans grew 19 percent (from $267 million to $318 million) for the nine month period of 1997. Interest-bearing core deposits increased 2 percent (from $6.0 billion to $6.1 billion) from the first nine months of 1996. Short-term borrowed funds increased 8 percent (from $3.0 billion to $3.2 billion).

                                    Part II.

                                OTHER INFORMATION

Items 1, 3, 4, and 5.

As of the end of the third quarter, 1997, the answers to Items 1, 3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2.  Changes in Securities

On July 14, 1997, the Corporation acquired Federal Flood Certification Corporation ("Federal Flood"), Dallas, Texas, in a transaction in which a wholly owned subsidiary of the Corporation merged with and into Federal Flood. At closing, the Corporation acquired from the eight shareholders of Federal Flood all 2,060 shares of Federal Flood's common stock, $1.00 par value, in exchange for a closing payment of $95,000 cash and 35,113 shares of the Corporation's common stock, $1,25 par value. On September 12, 1997, 2,164 additional shares of the Corporation's common stock were issued to the shareholders of Federal Flood in payment of the balance of the acquisition price. No underwriter was involved in the transaction. The shares were sold in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, based on the limited number of shareholders of Federal Flood receiving the Corporation's common stock.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the
         Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b)      No reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST TENNESSEE NATIONAL CORPORATION
                                            ------------------------------------
                                                         (Registrant)





DATE:  11/13/97                             By:     Elbert L. Thomas Jr.
     ------------------                        ---------------------------------
                                                      Elbert L. Thomas Jr.
                                                  Executive Vice President and
                                                     Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)

                                  EXHIBIT INDEX




Exhibit No.                  Exhibit Description                      Page No.
-----------                  -------------------                      --------
   11             Statement re Computation of Per Share Earnings.  Filed Herewith

   27             Financial Data Schedule (for SEC use only).      Filed Herewith