Form 10-K405
period 1997-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1998-03-23
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                     - or -
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the Transition period from __________ to__________

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


                      $0.625 PAR VALUE COMMON CAPITAL STOCK
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

At February 27, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $4.06 billion.

At February 27, 1998, the registrant had 128,125,070 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/21/98 - Parts I, II, III and IV.

                                     PART I


                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1997, the Corporation had total assets of $14.4 billion and ranked second in terms of total assets among Tennessee-headquartered bank holding companies and ranked 44th nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services. The Corporation is primarily engaged in the commercial banking business. Significant operations are, however, conducted in the mortgage banking, capital markets, and transaction processing divisions, which are described in more detail in the response to Item 7 of Part II hereof and Note 20 to the Consolidated Financial Statements. During 1997 approximately 58% of revenues were provided by fee income and approximately 42% of revenues were provided by net interest income. As a bank holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allows coordination of selected policies and activities.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 1997 it generated gross revenue (net interest income plus noninterest income) of approximately $1.1 billion and contributed 98% of consolidated net income from continuing operations. At December 31, 1997, the Bank had $13.4 billion in total assets, $8.8 billion in total deposits, and $9.0 billion in net loans. Within the State of Tennessee on December 31, 1997, it ranked first among banks in terms of total assets and deposits. Nationally, it ranked 54th in terms of total assets as of June 30, 1997. On December 31, 1997, the Corporation's subsidiary banks had 266 banking locations (including 31 free-standing ATM machines) in 21 Tennessee counties, including all of the major metropolitan areas of the state, 16 banking locations in Mississippi and 7 banking locations (including 3 free-standing ATMs) in Arkansas. Subsidiaries of the Bank at December 31, 1997, provided mortgage banking services through approximately 147 offices in 30 states.

         An element of the Corporation's business strategy is to seek acquisitions that would enhance long-term shareholder value. The Corporation has an acquisitions department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy. Acquisitions which closed during the past three years are described in Note 2 to the Consolidated Financial Statements contained in an Appendix to the Corporation's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders scheduled for April 21, 1998 (herein referred to, including such Appendix, as the "1998 Proxy Statement"), which note is incorporated herein by reference.

         The Corporation provides the following services through its subsidiaries:

         - general banking services for consumers, small businesses, corporations, financial institutions, and governments
         -     mortgage banking services
         - capital markets--primarily sales and underwriting of bank-eligible securities and mortgage loans and advisory services

         - transaction processing - merchant credit card and automated teller machine transaction processing, nationwide check clearing services, and transaction-oriented cash management products

         -     trust, fiduciary, and agency services

         -     credit card products

         - discount brokerage, brokerage, venture capital and equipment finance

         - investment and financial advisory services, including investment advisor to First Funds, a family of mutual funds

         -     mutual fund sales as agent

         -     insurance sales as agent

         -     check processing software and systems

         -     private mortgage reinsurance.

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The Capital Markets division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer with offices in Memphis and Knoxville, Tennessee; Mobile, Alabama; Chicago, Illinois; Overland Park, Kansas; and Dallas, Texas. The subsidiary banks are supervised and regulated as described below. Highland Capital Management Corp. and Martin and Company, Inc., are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. is registered with the SEC and certain states as a broker-dealer. FT Mortgage Companies is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller as well as various state regulators. First Tennessee Insurance Services ("FTIS"), a department of the Bank with offices in Dandridge, Tennessee, is licensed in several states as a non-resident insurance agency. Certain employees of FTIS are licensed as insurance agents in Tennessee and other states. FT Reinsurance Company is licensed by the state of Vermont as a monoline insurance company.

         Expenditures for research and development activities were not material for the years 1995, 1996 or 1997.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 1997, the Corporation and its subsidiaries had approximately 8,207 full-time-equivalent employees, not including contract labor for certain services, such as guard and house-keeping.

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


         In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquiror's principal state of operations without regard to whether the transaction is prohibited under state law. See " --Interstate Banking and Branching Legislation." Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 1997, the Corporation estimates that it held approximately 13% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee Bank to establish branches in any county in Tennessee. Management cannot predict the extent to which the business of the Corporation and its subsidiaries may be affected by recent federal and Tennessee legislation relating to interstate and intrastate acquisitions and branching activities.

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

         At December 31, 1997, under dividend restrictions imposed under applicable federal and state laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $206 million. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation's total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving.

         The payment of dividends by the Corporation and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants.

         Transactions with Affiliates

         There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries (including, in certain situations, subsidiaries of the Subsidiary Banks) can borrow or otherwise obtain credit from the Subsidiary Banks. There are also legal restrictions on the Subsidiary Banks' purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, a Subsidiary Bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, a Subsidiary Bank (including for purposes of this paragraph all subsidiaries of such Subsidiary Bank) may not extend credit to the Corporation or to any other affiliate (other than another Subsidiary Bank and certain exempted affiliates) in an amount which exceeds 10% of the Subsidiary Bank's capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Subsidiary Banks to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between a Subsidiary Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such Subsidiary Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.


         Capital Adequacy

         The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1997, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 9.01% and 11.65%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 1997 was 6.83%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller or the FDIC, as the case may be. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1997. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

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

         In August 1996, the federal banking regulators adopted amendments to their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. These amendments, which became effective at year end 1997, require banks with relatively large trading activities to calculate a capital charge for market risk using their own internal value-at-risk models (subject to parameters set by the regulators) or, alternatively, risk management techniques developed by the regulators. As a result, in addition to existing capital requirements for credit risk, certain institutions are required to hold capital based on the measure of their market risk exposure. These institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital.

         On November 5, 1997, the federal banking regulators proposed for comment regulations establishing new risk-based capital requirements for recourse arrangements and direct credit substitutes. "Recourse" for this purpose means any retained risk of loss associated with any transferred asset that exceeds a pro rata share of the bank's or bank holding company's remaining claim on the asset, if any. Under existing regulations, banks and bank holding companies have to maintain capital against the full amount of any assets for which risk of loss is retained, unless the resulting capital amount would exceed the maximum contractual liability or exposure retained, in which case the capital required would equal, dollar-for-dollar, such maximum contractual liability or exposure. The proposal would extend this treatment to direct credit substitutes. "Direct credit substitute" means any assumed risk of loss associated with any asset or other claim that exceeds the bank's or bank holding company's pro rata share of the asset or claim, if any. The proposal also included a multi-level approach to assessing capital charges based upon the relative credit risk of the bank's or bank holding company's position in a securitization (i.e., recourse arrangements, direct credit substitute or asset-backed security) and the rating assigned to such position by a nationally recognized statistical rating agency. The Corporation does not believe the adoption of this proposal will have a material adverse effect on its operations or financial position.

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

         The Corporation believes that at December 31, 1997 all of the Subsidiary Banks had sufficient capital to qualify as "well capitalized" under the regulatory capital requirements discussed above.

         Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. See the "Effect of Governmental Policies" subsection.

         Interstate Banking and Branching Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. Tennessee did not opt out of interstate branching. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. Tennessee did not enact such a law. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

         FDIC Insurance Assessments; DIFA

         The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA provided for a special assessment to recapitalize the SAIF to bring the SAIF up to statutory required levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $ .526 per $100 of thrift deposits they held at March 31, 1995. The pre-tax cost to the Corporation of the one-time assessment in the third quarter of 1996 was $3.8 million. DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks are being assessed to pay the interest due on FICO bonds since January 1, 1997. The Corporation expects the cost to the Corporation to be immaterial.

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


Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsection entitled "Deposits, Other Sources of Funds, and Liquidity Management," contained in the 1998 Proxy Statement, which sections are incorporated herein by reference.

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

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 1998 Proxy Statement; certain information not contained in the 1998 Proxy Statement, but required by Guide 3, is contained in the tables immediately following:

                      FIRST TENNESSEE NATIONAL CORPORATION

                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                             BALANCES AT DECEMBER 31
                                   (Thousands)
                                   (Unaudited)

INVESTMENT PORTFOLIO
                                                       1997             1996           1995
--------------------------------------------------------------------------------------------------------------
Mortgage-backed securities &
collateralized mortgage
  obligations ...................                $1,641,918       $1,585,512     $1,661,477
U.S. Treasury and other
   U.S. government agencies .....                   366,012          472,106        273,841
States and political subdivisions                    76,620           92,031        104,140
Other ...........................                   101,983           89,885         71,941
                                                 ----------       ----------     ----------
                                                 $2,186,533       $2,239,534     $2,111,399
                                                 ==========       ==========     ==========

LOAN PORTFOLIO
                               1997         1996        1995         1994          1993
--------------------------------------------------------------------------------------------------------------
Commercial                 $3,768,554   $3,521,473   $3,330,929   $2,991,231   $2,694,416
Consumer                    2,855,240    2,683,959    2,525,889    2,263,007    1,819,950
Credit card receivables       581,451      564,803      529,104      475,489      428,075
Real estate construction      404,196      297,797      238,863      160,368       75,844
Permanent mortgage            663,494      641,245      689,458      591,094      514,424
Nonaccrual                     38,415       18,926       19,040       16,853       27,639
                           ----------   ----------   ----------   ----------   ----------
    Total                  $8,311,350   $7,728,203   $7,333,283   $6,498,042   $5,560,348
                           ==========   ==========   ==========   ==========   ==========

SHORT-TERM BORROWINGS
                                                      1997              1996              1995
--------------------------------------------------------------------------------------------------------------
Federal funds purchased and
securities sold under
agreements to repurchase                         $2,085,679       $1,881,187        $1,674,225
Commercial paper                                     23,176           22,648            29,402
Other short-term borrowings                         679,212          354,721            57,118
                                                 ----------       ----------        ----------

    Total                                        $2,788,067       $2,258,556        $1,760,745
                                                 ==========       ==========        ==========




FOREIGN OUTSTANDINGS AT DECEMBER 31
                                                        1997                        1996                        1995
                                             --------------------------    ------------------------     ---------------------
                                                               % Total                      % Total                  % Total
(Dollars in thousands)                       Amount              Assets    Amount          Assets        Amount      Assets
-----------------------------------------------------------------------------------------------------------------------------------
   BY COUNTRY:

Denmark                                      $ 6,000              .04%    $6,000           .05 %        $  --            --%
Switzerland                                    4,523              .03          4            --             19            --
Israel                                         1,020              .01        999           .01          2,085           .02
Indonesia                                      1,318              .01         --                          153            --
                                                                                                                         --
Canada                                           985              .01        741           .01            185            --
Saudi Arabia                                      86               --        640            --             74            --
All Other                                      1,229              .01        359            --            446            --
                                             -------              ---      ------          ---         ------           ---
Total                                        $15,161              .11%     $8,743          .07%        $2,962           .02%
                                             =======              ===      ======          ===         ======           ===
BY TYPE:
   Loans:
Banks and other financial                    $13,942              .10%     $7,341          .06%        $  364           -- %
institutions
Governments and other institutions             1,000              .01         999          .01          2,000           .02
                                                                                                                         --
     Total Loans                              14,942              .11       8,340          .07          2,364           .02
Cash                                             199               --         286           --            425            --
Customers' acceptances                            20               --         117           --             88            --
Accrued interest receivable                       --                                        --             --            --
                                             -------              ---      ------          ---         ------           ---

     Total                                   $15,161              .11%     $8,743          .07%        $2,962           .02%
                                              ======              ===      ======          ===         ======           ===



MATURITIES OF SHORT-TERM PURCHASED FUNDS AT DECEMBER 31, 1997

                                                     0-3          3-6          6-12       Over 12
   (Dollars in thousands)                          Months        Months       Months       Months         Total
                                                 ----------     --------     --------     --------     ----------
   Certificates of deposit $100,000 and more     $  367,317     $115,783     $113,490     $138,598     $  735,188
   Federal funds purchased and securities
     sold under agreements to repurchase          2,085,679           --           --           --      2,085,679

Commercial paper and other short-term borrowings    455,303      219,375       12,799       14,911        702,388
                                                 ----------     --------     --------     --------     ----------

        Total                                    $2,908,299     $335,158     $126,289     $153,509     $3,523,255
                                                 ==========     ========     ========     ========     ==========

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

                                     ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 1998. Officers are elected for a term of one year and until their successors are elected and qualified.

Name and Age                                   Offices and Positions - Year First Elected to Office
------------                                   ----------------------------------------------------

Susan Schmidt Bies                             Executive Vice President (1985)
Age: 50                                        of the Corporation and the Bank
                                               and Risk Management Manager (1995)

J. Kenneth Glass                               President - Tennessee Banking Group
Age: 51                                        of the Bank (1993) and Executive Vice President
                                               of the Corporation (1995)

Ralph Horn                                     Chairman of the Board (1996) and Chief Executive
Age:  56                                       Officer (1994) of the Corporation and the Bank
                                               and President of the Corporation (1991) and  the
                                               Bank (1993)

Harry A. Johnson, III                          Executive Vice President (1990) and
Age:  49                                       General Counsel (1988) of the
                                               Corporation and the Bank

James F. Keen                                  Senior Vice President
Age:  47                                       and Controller of the
                                               Corporation (1988) and
                                               principal accounting officer

John C. Kelley Jr.                             President - Memphis Banking Group of
Age:  54                                       the Bank (1993) and Executive Vice President of the
                                               Corporation (1991)

George Perry Lewis                             Executive Vice President of the
Age:  59                                       Bank (1976) and Money Management
                                               Group Manager (1984)

John P. O'Connor, Jr.                          Executive Vice President of the Corporation (1990)
Age:  54                                       and the Bank (1987) and Chief Credit
                                               Officer (1988)

Elbert L. Thomas, Jr.                          Executive Vice President (1995) and
Age:  49                                       Chief Financial Officer (1995)
                                               of the Corporation and the Bank

G. Robert Vezina                               Executive Vice President of the
Age: 63                                        Corporation and the Bank (1990) and
                                               Personnel Division Manager (1984)


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

                                     PART II

                                     ITEM 5
                    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         (a) Market for the Corporation's Common Stock:

         The Corporation's common stock, $0.625 par value, trades over-the-counter on the Nasdaq Stock Market's National Market System under the symbol FTEN. As of December 31, 1997, there were 11,401 shareholders of record of the Corporation's common stock. Additional information called for by this
Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial and Operating Data Table, Note 16 to the Consolidated Financial Statements, and the "Deposits, Other Sources of Funds, and Liquidity Management" subsection of the Management's Discussion and Analysis section contained in the 1998 Proxy Statement and to the "Payment of Dividends" and "Transactions with Affiliates" subsections contained in Item 1 of
Part I of this Form 10-K, which is incorporated herein by reference.

         (b) Sale of Unregistered Securities:

         There were no sales during 1997 of shares of the Corporation's common stock without registration under the Securities Act of 1933, as amended, except for sales previously disclosed in Form 10-Q's filed during 1997.

         (c) Description of the Corporation's Capital Stock:

         Authorized Capital Stock. The authorized capital stock of the Corporation currently consists of 5,000,000 shares of preferred stock, without par value ("preferred stock"), which may be issued from time to time by resolution of the Corporation's Board of Directors (the "Board") and 400,000,000 shares of common stock, $0.625 par value (the "common stock"). As of December 31, 1997 and adjusted for the February 20, 1998 2-for-1 stock split, there were 128,209,142 shares of common stock and no shares of preferred stock outstanding. As of that date, approximately 24 million shares of common stock were reserved for issuance under various employee stock plans and the Corporation's divided reinvestment plan, and 1,282,091 shares of preferred stock were reserved for issuance under the Rights Plan (as defined below). Also, the Corporation has on file with the SEC one effective shelf registration pursuant to which it may offer from time to time, at its discretion, senior or subordinated debt securities, preferred stock, including depository shares, and common stock at an aggregate initial offering price not to exceed $225 million (net of prior issuances) and another effective shelf registration pursuant to which up to $200 million of capital securities (guaranteed preferred beneficial interests in the Corporation's subordinated debentures) is available for issuance.

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

         Common Stock. The Board is authorized to issue a maximum of 400,000,000 shares of common stock. The holders of the common stock are entitled to receive, ratably, such dividends as may be declared by the Board from funds legally available therefor, provided that if any shares of preferred stock are at the time outstanding, the payment of dividends on common stock or other distributions (including purchases of common stock) may be subject to the declaration and payment of full cumulative dividends, and the absence of arrearages in any mandatory sinking fund, on outstanding shares of preferred stock. The holders of the outstanding shares of common stock are entitled to one vote for each such share on all matters presented to shareholders and are not entitled to cumulate votes for the election of directors. Upon any dissolution, liquidation or winding up of the Corporation resulting in a distribution of assets to the shareholders, the holders of common stock are entitled to receive such assets ratably according to their respective holdings after payment of all liabilities and obligations aad satisfaction of the liquidation preferences of any shares of preferred stock at the time outstanding. The shares of common stock have no preemptive, redemption, subscription or conversion rights. Under the Corporation's Charter, the Board is authorized to issue authorized shares of common stock without further action by the shareholders. However, the common stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market's National Market, which requires shareholder approval of the issuance of additional shares of common stock in certain situations. The Transfer Agent for the common stock is Norwest Bank Minnesota, National Association.

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

         Shareholder Protection Rights Plan. Each share of common stock that is currently outstanding has, and each share of common stock that is issued prior to the expiration date described in the next paragraph will have, attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement dated as of September 7, 1989, as amended and restated as of January 21, 1997 (the "Rights Plan"). Each Right entitles its holder to purchase 1/100th of a share of Participating Preferred Stock, without par value, for $75.00 (the "Exercise Price"), subject to adjustment, upon the business day following the earlier of (i) the 10th business day (subject to certain adjustments by the Board) after commencement of a tender or exchange offer which, if consummated, would result in a person or group owning 10% or more of the outstanding shares of common stock (an "Acquiring Person") and (ii) the first date (the "Flip-in Date") of public announcement by the Corporation that a person has become an Acquiring Person.

         The Rights will expire on the earliest of (i) the Exchange Time (defined below), (ii) September 18, 1999 and (iii) the date on which the Rights are redeemed as described below. The Board may, at its option, at any time until 10 business days after the Flip-in Date, redeem all the Rights at a price of $0.0017 per Right, as adjusted from time to time pursuant to the Rights Plan.

         If a Flip-in Date occurs, each Right (other than Rights beneficially owned by the Acquiring Person or its affiliates, associates or transferees, which Rights will become void) will constitute the right to purchase shares of common stock or Participating Preferred Stock having an aggregate market price equal to twice the Exercise Price for an amount in cash equal to the then-current Exercise Price. In addition, the Board may, at its option, at any time after a Flip-in Date and prior to the time that an Acquiring Person becomes the beneficial owner of more than 50% of the outstanding shares of common stock, elect to exchange the Rights (other than Rights beneficially owned by the Acquiring Person or its affiliates, associates or transferees) for shares of common stock or a Participating Preferred Stock at an exchange ratio of one share of common stock or 1/100th of a share of Participating Preferred Stock per Right (the "Exchange Time").

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

         Subordinated Capital Notes due 1999. On June 10, 1987, the Corporation issued $75,000,000 principal amount of 10 3/8% Subordinated Capital Notes Due 1999 (the "Capital Notes"). The Capital Notes currently constitute Tier 2 capital under the Federal Reserve's risk-based capital guidelines. Pursuant to the Indenture, dated as of June 1, 1987 (the "Indenture"), between the Corporation and BankAmerica National Trust Company, formerly Security Pacific National Trust Company (New York), Trustee, at maturity the Capital Notes are required to be exchanged for common stock, preferred stock or certain other eligible capital securities to be issued by the Corporation ("Capital Securities") having a market value equal to the principal amount of the Capital Notes, except to the extent that the Corporation, at its option, shall elect to pay in cash such principal amount from amounts representing proceeds of other issuances of Capital Securities designated for such use.

                                     ITEM 6
                             SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data Table in the 1998 Proxy Statement.

                                     ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section, Glossary section, and the Consolidated Historical Performance Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables in the 1998 Proxy Statement:

                                    ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item is incorporated herein by reference to Note 1 to the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section contained in the 1998 Proxy Statement.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information Table in the 1998 Proxy Statement.

                                     ITEM 9
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is inapplicable.

                                    PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



         The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's 1998 Proxy Statement. The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the 1998 Proxy Statement.


                                     ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 1998 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).

                                     ITEM 12
                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is incorporated herein by reference to the Stock Ownership Table and the two paragraphs preceding the table in the 1998 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 1998 Proxy Statement.

                                     PART IV

                                     ITEM 14
                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Report:

         Financial Statements:

         - Consolidated Statements of Condition as of December 31, 1997 and 1996
         - Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995
         - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995
         - Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
         - Notes to the Consolidated Financial Statements
         - Report of Independent Public Accountants

           The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 1998 Proxy Statement, as listed above, are incorporated herein by reference.

          Financial Statement Schedules: Not applicable.


          Exhibits:

          (3)(i)  Restated Charter of the Corporation, as amended.
          (3)(ii) Bylaws of the Corporation, as amended and restated.
          (4)(a) Amended and Restated Shareholder Protection Rights Agreement, dated as of 9-7-89, as amended as of 1-21-97, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Charter Amendment designating a series of Participating Preferred Stock of the Corporation with terms as specified, attached as Exhibit 1 to the Corporation's Registration Statement on Form 8-A/A filed 1-21-97, and incorporated herein by reference.
          (4)(b) Indenture, dated as of 6-1-87, between the Corporation and Security Pacific National Trust Company (New York), Trustee, attached as Exhibit 4(b) to the Corporation's Annual Report on Form 10-K for the year ended 12-31-91, and incorporated herein by reference.
          (4)(c) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 1998 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
         *(10)(a) Management Incentive Plan, as amended and restated.
         *(10)(b) 1997 Employee Stock Option Plan, as amended and restated. *(10)(c) 1989 Restricted Stock Incentive Plan, as amended (1), and
                  1-21-97 amendment. (4)
         *(10)(d) 1992 Restricted Stock Incentive Plan, as amended and restated. *(10)(e) 1984 Stock Option Plan, as amended (1), and 1-21-97 amendment
                  (4) and 10-22-97 amendment.
         *(10)(f) 1990 Stock Option Plan, as amended (1), and 1-21-97 amendment
                  (4), and 10-22-97 amendment.
         *(10)(g) Survivor Benefits Plan, as amended and restated.
         *(10)(h) Amendment and Restated Directors and Executives Deferred
                  Compensation Plan and form of individual agreement. (4) *(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated.
         *(10)(j) Director Deferral Agreements (2) with schedule. (3)
         *(10)(k) Form of Severance Agreements dated 1-28-97. (4)
         *(10)(l) 1995 Employee Stock Option Plan, as amended and restated. *(10)(m) Non-Employee Directors' Deferred Compensation Stock Option
                  Plan, as amended and restated.
          (21)    Subsidiaries of the Corporation.
          (23)    Accountants' Consents
          (24)    Powers of Attorney
          (27)    Financial Data Schedule
          (99)(a) The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 21, 1998, including Financial Information Appendix, filed March 19, 1998, and incorporated herein by reference.
          (99)(b) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12-31-97, as authorized by SEC Rule 15d-21 (to be filed as an Amendment to Form lO-K).

               * Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be filed as an exhibit.

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

               (4) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1996 Annual Report on Form 10-K.

           (b) No reports on Form 8-K were filed during the fourth quarter of 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST TENNESSEE NATIONAL CORPORATION

Date:  March 23, 1998      By: Elbert L. Thomas, Jr.
                               ----------------------
                               Elbert L. Thomas, Jr.,
                               Executive Vice President
                               and Chief Financial Officer

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


         Signature                                   Title                                       Date
         ---------                                   -----                                       ----



Ralph Horn*                                 Chairman of the Board, President and                 March 23, 1998
-----------------------------               Chief Executive Officer (principal executive
Ralph Horn                                  officer) and a Director


Elbert L. Thomas, Jr.*                      Executive Vice President                             March 23, 1998
-----------------------------               and Chief Financial Officer
Elbert L. Thomas, Jr.                       (principal financial officer)


James F. Keen*                              Senior Vice President                                March 23, 1998
-----------------------------               and Controller (principal
James F. Keen                               accounting officer)


Robert C. Blattberg*                        Director                                             March 23, 1998
-----------------------------
Robert C. Blattberg

Carlos H. Cantu*                            Director                                             March 23, 1998
-----------------------------
Carlos H. Cantu

George E. Cates*                            Director                                             March 23, 1998
-----------------------------
George E. Cates

J. Kenneth Glass*                           Director                                             March 23, 1998
-----------------------------
J. Kenneth Glass

James A. Haslam, III*                       Director                                             March 23, 1998
-----------------------------
James A. Haslam, III

John C. Kelley, Jr.*                        Director                                             March 23, 1998
-----------------------------
John C. Kelley, Jr.

R. Brad Martin*                             Director                                             March 23, 1998
-----------------------------
R. Brad Martin




Joseph Orgill, III*                        Director                                              March 23, 1998
-------------------------
Joseph Orgill, III

Vicki R. Palmer *                          Director                                              March 23, 1998
-------------------------
Vicki R. Palmer

Michael D. Rose*                           Director                                              March 23, 1998
-------------------------
Michael D. Rose

William B. Sansom*                         Director                                              March 23, 1998
-------------------------
William B. Sansom

-------------------------                  Director                                              March __ , 1998
Gordon P. Street, Jr.



*By:  Clyde A. Billings, Jr.                                                                     March 23, 1998
    -------------------------
      Clyde A. Billings, Jr.
      As Attorney-in-Fact

                                 EXHIBIT INDEX


Item No.                                 Description
--------                                 -----------
(3)(i)            Restated Charter of the Corporation, as amended.

(3)(ii)           Bylaws of the Corporation, as amended and restated.

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

(4)(c) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 1998 Proxy Statement. None of such debt exceeds
                  10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(10)(a)          Management Incentive Plan, as amended and restated.

*(10)(b)          1997 Employee Stock Option Plan, as amended and restated.

*(10)(c)          1989 Restricted Stock Incentive Plan, as amended (1), and
                  1-21-97 amendment. (4)

*(10)(d)          1992 Restricted Stock Incentive Plan, as amended and restated.

*(10)(e)          1984 Stock Option Plan, as amended (1), and 1-21-97 amendment
                  (4) and 10-22-97 amendment.

*(10)(f)          1990 Stock Option Plan, as amended (1), and 1-21-97 amendment
                  (4), and 10-22-97 amendment.

*(10)(g)          Survivor Benefits Plan, as amended and restated.

*(10)(h)          Amended and Restated Directors and Executives Deferred
                  Compensation Plan and form of individual agreement. (4)

*(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated.

*(10)(j)          Director Deferral Agreements (2) with schedule. (3) *(10)(k)
                  Form of Severance Agreements dated 1-28-97. (4)

*(10)(l)          1995 Employee Stock Option Plan, as amended and restated.

*(10)(m)          Non-Employee Directors Deferred Compensation Stock Option
                  Plan, as amended and restated.

(21)              Subsidiaries of the Corporation.

(23)              Accountants' Consents

(24)              Powers of Attorney

(27)              Financial Data Schedule (for SEC use only)

(99)(a) The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 21, 1998, including Financial Information Appendix, filed
                  March 19, 1998, and incorporated herein by reference.

(99)(b) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended December 31, 1997, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 10-K).

* Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be filed as an exhibit.

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

(4) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1996 Annual Report on Form 10-K.