Form 10-K/A
period 1997-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1998-05-13
CIK 36966

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

                                     PART IV

                                     ITEM 14
                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K


         This item is hereby amended by adding new Exhibits 27.123195 through 27.93096, which are attached hereto, and Item 14 is hereby restated, as so amended, in its entirety as follows:


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


    Financial Statement Schedules: Not applicable.


    Exhibits:

    (3)(i)      Restated Charter of the Corporation, as amended.**
    (3)(ii)     Bylaws of the Corporation, as amended and restated.**
    (4)(a)      Amended and Restated Shareholder Protection Rights Agreement,
                dated as of 9-7-89, as amended as of 1-21-97, between the
                Corporation and First Tennessee Bank National Association, as
                Rights Agent, including as Exhibit A the forms of Rights
                Certificate and of Election to Exercise and as Exhibit B the
                form of Charter Amendment designating a series of
                Participating Preferred Stock of the Corporation with terms as specified, attached as Exhibit 1 to the Corporation's
                Registration Statement on Form 8-A/A filed 1-21-97, and
                incorporated herein by reference.
    (4)(b)      Indenture, dated as of 6-1-87, between the Corporation and
                Security Pacific National Trust Company (New York), Trustee,
                attached as Exhibit 4(b) to the Corporation's Annual Report on
                Form 10-K for the year ended 12-31-91, and incorporated herein by reference.
    (4)(c)      The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the
                Corporation's 1998 Proxy Statement. None of such debt exceeds
                10% of the total assets of the Corporation and its
                consolidated subsidiaries. Thus, copies of constituent
                instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation
                agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
   *(10)(a)     Management Incentive Plan, as amended and restated.**
   *(10)(b)     1997 Employee Stock Option Plan, as amended and restated.**
   *(10)(c)     1989 Restricted Stock Incentive Plan, as amended (1), and
                1-21-97 amendment. (4)
   *(10)(d)     1992 Restricted Stock Incentive Plan, as amended and restated.**
   *(10)(e)     1984 Stock Option Plan, as amended (1), and 1-21-97 amendment
                (4) and 10-22-97 amendment.**
   *(10)(f)     1990 Stock Option Plan, as amended (1), and 1-21-97 amendment
                (4), and 10-22-97 amendment.**
   *(10)(g)     Survivor Benefits Plan, as amended and restated.**
   *(10)(h)     Amendment and Restated Directors and Executives Deferred
                Compensation Plan and form of individual agreement. (4)
   *(10)(i)     Amended and Restated Pension Restoration Plan, as amended and restated.**
   *(10)(j)     Director Deferral Agreements (2) with schedule. (3)
   *(10)(k)     Form of Severance Agreements dated 1-28-97. (4)
   *(10)(l)     1995 Employee Stock Option Plan, as amended and restated.**
   *(10)(m)     Non-Employee Directors' Deferred Compensation Stock Option
                Plan, as amended and restated.**
    (21)        Subsidiaries of the Corporation.**
    (23)        Accountants' Consents**
    (24)        Powers of Attorney**
    (27)        Financial Data Schedule (for SEC use only)**
    (27.123195) Restated Financial Data Schedule for December 31, 1995 (for SEC use only)
    (27.33196)  Restated Financial Data Schedule for March 31, 1996 (for SEC use only)
    (27.63096)  Restated Financial Data Schedule for June 30, 1996 (for SEC use only)
    (27.93096)  Restated Financial Data Schedule for September 30, 1996 (for SEC use only)
    (99)(a)     The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 21, 1998, including Financial Information Appendix, filed March 19, 1998, and incorporated herein by reference.
    (99)(b)     Annual Report on Form ll-K for the Corporation's Savings Plan
                and Trust, for fiscal year ended 12-31-97, as authorized by
                SEC Rule 15d-21 (to be filed as an Amendment to Form lO-K).

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

                           FIRST TENNESSEE NATIONAL CORPORATION

Date:  May 13, 1998        By: Elbert L. Thomas, Jr.
                               ----------------------
                               Elbert L. Thomas, Jr.,
                               Executive Vice President
                               and Chief Financial Officer

                               EXHIBIT INDEX


Item No.                           Description
--------                           -----------

(3)(i)      Restated Charter of the Corporation, as amended.**

(3)(ii)     Bylaws of the Corporation, as amended and restated.**

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

*(10)(a)    Management Incentive Plan, as amended and restated.**

*(10)(b)    1997 Employee Stock Option Plan, as amended and restated.**

*(10)(c)    1989 Restricted Stock Incentive Plan, as amended (1), and
            1-21-97 amendment. (4)

*(10)(d)    1992 Restricted Stock Incentive Plan, as amended and restated.**

*(10)(e)    1984 Stock Option Plan, as amended (1), and 1-21-97 amendment
            (4) and 10-22-97 amendment.**

*(10)(f)    1990 Stock Option Plan, as amended (1), and 1-21-97 amendment
            (4), and 10-22-97 amendment.**

*(10)(g)    Survivor Benefits Plan, as amended and restated.**

*(10)(h)    Amended and Restated Directors and Executives Deferred
            Compensation Plan and form of individual agreement. (4)

*(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated.**

*(10)(j)    Director Deferral Agreements (2) with schedule. (3) *(10)(k)
            Form of Severance Agreements dated 1-28-97. (4)

*(10)(l)    1995 Employee Stock Option Plan, as amended and restated.**

*(10)(m)    Non-Employee Directors Deferred Compensation Stock Option
            Plan, as amended and restated.**

(21)        Subsidiaries of the Corporation.**

(23)        Accountants' Consents**

(24)        Powers of Attorney**

(27)        Financial Data Schedule (for SEC use only)**
(27.123195) Restated Financial Data Schedule for December 31, 1995 (for SEC use only)
(27.33196)  Restated Financial Data Schedule for March 31, 1996 (for SEC use only)
(27.63096)  Restated Financial Data Schedule for June 30, 1996 (for SEC use only)
(27.93096)  Restated Financial Data Schedule for September 30, 1996 (for SEC use only)

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