Form 10-Q
period 1998-03-31
FIRST TENNESSEE NATIONAL CORP
filed 1998-05-14
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark one)

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------
                                       OR
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------
Commission file number   0-4491
                        -------
                      FIRST TENNESSEE NATIONAL CORPORATION
                ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                    62-0803242
----------------------------------                   -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

165 Madison Avenue, Memphis, Tennessee                       38103
---------------------------------------                    ---------
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

Yes  x    No
   -----    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                  127,809,119
-----------------------------        ----------------------------
           Class                     Outstanding at April 30, 1998

                      FIRST TENNESSEE NATIONAL CORPORATION

                                      INDEX




Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

Exhibit 10(i)

Exhibit 27

                                     PART I.
                                     -------

                              FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------

           The Consolidated Statements of Condition

           The Consolidated Statements of Income

           The Consolidated Statements of Shareholders' Equity

           The Consolidated Statements of Cash Flows

           The Notes to Consolidated Financial Statements

           This financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED STATEMENTS OF CONDITION                                               First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------------------
                                                                               March 31                     December 31
                                                                   -------------------------------         -----------
(Dollars in thousands)(Unaudited)                                       1998               1997                 1997
---------------------------------------------------------------------------------------------------         -----------
ASSETS:
Cash and due from banks                                            $    758,601        $    525,059         $   775,760
Federal funds sold and securities
   purchased under agreements to resell                                  89,850             234,045             225,861
---------------------------------------------------------------------------------------------------         -----------
          Total cash and cash equivalents                               848,451             759,104           1,001,621
---------------------------------------------------------------------------------------------------         -----------
Investment in bank time deposits                                         12,711               1,963               2,522
Capital markets inventory                                               368,727             286,371             253,240
Mortgage loans held for sale                                          2,248,053             698,800           1,240,648
Securities available for sale                                         1,914,152           2,137,711           2,133,303
Securities held to maturity (market value of
   $53,203 at March 31, 1998; $63,454 at
   March 31, 1997; and $54,323 at December 31, 1997)                     52,127              63,068              53,230
Loans, net of unearned income                                         8,488,358           7,764,724           8,311,350
     Less:  Allowance for loan losses                                   130,026             121,688             125,859
---------------------------------------------------------------------------------------------------         -----------
          Total net loans                                             8,358,332           7,643,036           8,185,491
---------------------------------------------------------------------------------------------------         -----------
Premises and equipment, net                                             207,634             191,029             206,895
Real estate acquired by foreclosure                                      11,575              14,631              12,202
Mortgage servicing rights, net                                          456,837             305,620             408,921
Intangible assets, net                                                  127,925             115,682             112,411
Capital markets receivables and other assets                          1,291,038             758,498             777,413
---------------------------------------------------------------------------------------------------         -----------
          TOTAL ASSETS                                             $ 15,897,562        $ 12,975,513         $14,387,897
===================================================================================================         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Interest bearing                                              $  8,041,821        $  7,030,948         $ 7,135,733
     Noninterest bearing                                              2,772,951           2,160,270           2,536,046
---------------------------------------------------------------------------------------------------         -----------
          Total deposits                                             10,814,772           9,191,218           9,671,779
---------------------------------------------------------------------------------------------------         -----------
Federal funds purchased and securities
  sold under agreements to repurchase                                 1,685,000           1,517,706           2,085,679
Commercial paper and other short-term borrowings                        802,122             394,640             702,388
Capital markets payables and other liabilities                        1,251,451             721,818             705,062
Term borrowings                                                         266,577             208,269             168,893
---------------------------------------------------------------------------------------------------         -----------
          Total liabilities                                          14,819,922          12,033,651          13,333,801
---------------------------------------------------------------------------------------------------         -----------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                      100,000             100,000             100,000
---------------------------------------------------------------------------------------------------         -----------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                             --                  --                  --
Common stock - $.625 par value (shares authorized -
   400,000,000; shares issued - 128,197,715 at
   March 31, 1998; 127,878,044 at March 31, 1997;
   and 128,209,142 at December 31, 1997)                                 80,123              79,924              80,131
Capital surplus                                                          53,975              44,574              49,536
Undivided profits                                                       830,453             729,141             811,396
Accumulated other comprehensive income                                   15,093              (8,564)             15,333
Deferred compensation on restricted stock incentive plans                (2,004)             (3,213)             (2,300)
---------------------------------------------------------------------------------------------------         -----------
          Total shareholders' equity                                    977,640             841,862             954,096
---------------------------------------------------------------------------------------------------         -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 15,897,562        $ 12,975,513         $14,387,897
===================================================================================================         ===========

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                         First Tennessee National Corporation
---------------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                         March 31
                                                              -------------------------------
(Dollars in thousands except per share data)(Unaudited)            1998                  1997
---------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                    $    182,831       $    166,958
Interest on investment securities:
  Taxable                                                           33,209             34,588
  Tax-exempt                                                           991              1,206
Interest on mortgage loans held for sale                            30,850             14,875
Interest on capital markets inventory                                6,242              2,579
Interest on other earning assets                                     2,918              2,120
---------------------------------------------------------------------------------------------
          Total interest income                                    257,041            222,326
---------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                            1,821              2,096
  Checking interest and money market account                        29,015             22,252
  Certificates of deposit under $100,000 and other time             37,709             40,491
  Certificates of deposit $100,000 and more                         17,653             10,585
Interest on short-term borrowings                                   40,045             26,956
Interest on term borrowings                                          3,658              4,437
---------------------------------------------------------------------------------------------
          Total interest expense                                   129,901            106,817
---------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                127,140            115,509
Provision for loan losses                                           13,515             12,526
---------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                113,625            102,983
---------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                    92,557             64,714
Capital markets                                                     37,997             20,465
Deposit transactions and cash management                            20,035             19,224
Trust services and investment management                            12,121              9,270
Merchant processing                                                  7,209              6,749
Cardholder fees                                                      4,512              4,524
Equity securities gains                                                  7                 23
Debt securities gains                                                   22                  6
All other income and commissions                                    15,517             14,101
---------------------------------------------------------------------------------------------
          Total noninterest income                                 189,977            139,076
---------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES              303,602            242,059
---------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                    113,643             93,896
Operations services                                                 14,035             10,961
Occupancy                                                           11,395             10,663
Equipment rentals, depreciation, and maintenance                     9,736              9,158
Amortization of mortgage servicing rights                           17,300              8,835
Communications and courier                                           9,331              8,686
Advertising and public relations                                     5,689              4,932
Amortization of intangible assets                                    2,640              2,407
All other                                                           47,139             30,788
---------------------------------------------------------------------------------------------
          Total noninterest expense                                230,908            180,326
---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                          72,694             61,733
Applicable income taxes                                             26,339             23,170
---------------------------------------------------------------------------------------------
NET INCOME                                                    $     46,355       $     38,563
=============================================================================================
EARNINGS PER SHARE                                            $        .36       $        .30
---------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                    $        .35       $        .29
---------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                            128,148,972        129,165,314
---------------------------------------------------------------------------------------------

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED
STATEMENTS OF
SHAREHOLDERS' EQUITY                                       First Tennessee National Corporation
-----------------------------------------------------------------------------------------------
(Dollars in thousands)                                             1998              1997
-----------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                            $    954,096       $    954,526

Comprehensive income:
   Net income                                                       46,355             38,563
   Other comprehensive income, net of tax:
      Unrealized market adjustments, net of
         reclassification adjustment                                  (240)           (11,261)
                                                              ------------       ------------
Comprehensive income                                                46,115             27,302
                                                              ------------       ------------
Cash dividends declared                                            (21,158)           (19,758)
Common stock issued
   for exercise of stock options                                     3,900              6,588
Tax benefit from non-qualified stock options                         1,245                 --
Common stock repurchased                                           (12,117)          (128,298)
Amortization of deferred compensation
  on restricted stock incentive plans                                  295                362
Other                                                                5,264              1,140
---------------------------------------------------------------------------------------------
BALANCE, MARCH 31                                             $    977,640       $    841,862
=============================================================================================

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                    First Tennessee National Corporation
---------------------------------------------------------------------------------------------
                                                                 Three Months Ended March 31
                                                              -------------------------------
(Dollars in thousands)(Unaudited)                                    1998               1997
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                    $     46,355       $     38,563
Adjustments to reconcile net income to net cash
   provided/(used) by operating activities:
      Provision for loan losses                                     13,515             12,526
      Provision for deferred income tax                              8,976              7,811
      Depreciation and amortization of premises
         and equipment                                               8,634              7,803
      Amortization of mortgage servicing rights                     17,300              8,835
      Amortization of intangible assets                              2,640              2,407
      Net other amortization and accretion                           2,325              1,171
      Market value adjustment on foreclosed property                 5,700                 --
      Equity securities gains                                           (7)               (23)
      Debt securities gains                                            (22)                (6)
      Net (gain)/loss on disposal of fixed assets                     (309)                19
      Net (increase)/decrease in:
        Capital markets securities inventory                      (115,487)          (135,969)
        Mortgage loans held for sale                            (1,007,405)            88,562
        Capital markets receivables                               (379,449)          (168,582)
        Interest receivable                                        (16,211)            (3,863)
        Other assets                                              (195,578)           (42,760)
      Net increase/(decrease) in:
        Capital markets payables                                   345,208            166,278
        Interest payable                                            19,138              9,706
        Other liabilities                                          180,056            (31,233)
---------------------------------------------------------------------------------------------
        Total adjustments                                       (1,110,976)           (77,318)
---------------------------------------------------------------------------------------------
        Net cash used by operating activities                   (1,064,621)           (38,755)
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
    Maturities                                                       1,101              2,830
    Purchases                                                           --                 --
Available for sale securities:
    Sales                                                            4,775             22,706
    Maturities                                                     226,701            104,012
    Purchases                                                      (11,753)          (108,684)
Premises and equipment:
    Sales                                                              891                111
    Purchases                                                       (9,060)           (12,862)
Net increase in loans                                             (191,686)           (51,463)
Increase in investment in bank time deposits                       (10,189)               (41)
Acquisitions, net of cash and cash equivalents acquired             (9,719)                --
---------------------------------------------------------------------------------------------
        Net cash provided/(used) by investing activities             1,061            (43,391)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
    Exercise of stock options                                        3,994              6,183
    Cash dividends                                                 (21,165)           (20,131)
    Repurchase shares                                              (12,127)          (128,298)
Term Borrowings:
    Issuance                                                        99,218
    Payments                                                        (1,578)           (26,419)
Issuance of guaranteed preferred beneficial interests
  in First Tennessee's junior subordinated debentures                   --            100,000
Net increase/(decrease) in:
    Deposits                                                     1,142,993            158,156
    Short-term borrowings                                         (300,945)          (346,210)
---------------------------------------------------------------------------------------------
        Net cash provided/(used) by financing activities           910,390           (256,719)
---------------------------------------------------------------------------------------------
        Net increase in cash and cash equivalents                 (153,170)          (338,865)
---------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period         1,001,621          1,097,969
---------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period            $    848,451       $    759,104
=============================================================================================
Total interest paid                                           $    110,679       $     97,025
Total income taxes paid                                              2,500             15,359
---------------------------------------------------------------------------------------------

[FN]
See accompanying notes to consolidated financial statements.

 NOTE 1 - FINANCIAL INFORMATION

         The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1998 Proxy Statement & 1997 Financial Information.

         Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from options granted under First Tennessee's stock option plans had been issued. First Tennessee utilizes the treasury stock method in this calculation. All per share amounts have been restated for the effect of the February 20, 1998, two-for-one stock split.

         Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The only component of comprehensive income for First Tennessee is unrealized holding gains/(losses) on available-for-sale securities. First Tennessee adopted this standard beginning with the first quarter of 1998. Comparative financial statements for earlier periods have been adjusted to reflect application of the provisions of this statement.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. First Tennessee will adopt this standard in the 1998 annual financial statements.

NOTE 2 -- COMPONENTS OF OTHER COMPREHENSIVE INCOME AND RELATED TAX


                                                        Gain/(Loss)
                                                         Before-Tax    Tax (Expense)  Net-of-Tax
(Dollars in thousands)                                    Amount         or Benefit      Amount
------------------------------------------------------------------------------------------------
Other comprehensive income:
      Unrealized market adjustments for the period       $(18,408)       $ 7,165       $(11,243)
      Less: reclassification adjustment for gains
       included in net income                                  29            (11)            18
-----------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME FOR THE QUARTER
   ENDING MARCH 31, 1997                                 $(18,437)       $ 7,176       $(11,261)
===============================================================================================

Other comprehensive income:
      Unrealized market adjustments for the period       $   (365)       $   143       $   (222)
      Less: reclassification adjustment for gains
       included in net income                                  29            (11)            18
-----------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME FOR THE QUARTER
   ENDING MARCH 31, 1998                                 $   (394)       $   154       $   (240)
===============================================================================================

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share. All share and per share data have been adjusted to reflect the 1998 two-for-one stock split.

                                                                Three Months Ended March 31
                                                              -------------------------------
(Dollars in thousands, except per share data)                     1998             1997
---------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION:
Net income                                                    $     46,355       $     38,563

Weighted average shares outstanding                            128,148,972        129,165,314
Earnings per share                                            $        .36       $        .30
---------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                    $     46,355       $     38,563

Weighted average shares outstanding                            128,148,972        129,165,314
Dilutive effect due to stock options                             4,052,867          3,344,752
---------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted               132,201,839        132,510,066
Diluted earnings per share                                    $        .35       $        .29
---------------------------------------------------------------------------------------------

NOTE 4 -- LOANS
    The composition of the loan portfolio at March 31 is detailed below:

(Dollars in thousands)                                             1998               1997
---------------------------------------------------------------------------------------------
Commercial                                                    $  3,900,827       $  3,558,389
Consumer                                                         2,912,412          2,710,766
Permanent mortgage                                                 676,584            636,384
Credit card receivables                                            551,059            529,197
Real estate construction                                           407,279            287,266
Nonaccrual - Regional banking group                                 10,914             11,613
Nonaccrual - Mortgage banking                                       29,283             31,109
---------------------------------------------------------------------------------------------
     Loans, net of unearned income                               8,488,358          7,764,724
             Allowance for loan losses                             130,026            121,688
---------------------------------------------------------------------------------------------
               Total net loans                                $  8,358,332       $  7,643,036
=============================================================================================

    The following table presents information concerning nonperforming loans at March 31:

(Dollars in thousands)                                             1998               1997
---------------------------------------------------------------------------------------------
Impaired loans                                                $     10,405       $     12,424
Other nonaccrual loans                                              29,792             30,298
---------------------------------------------------------------------------------------------
       Total nonperforming loans                              $     40,197       $     42,722
=============================================================================================

[FN]
Restructured impaired loans at March 31, 1998 and 1997, were $117,000 and $196,000, respectively.

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

         Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                                                    Three Months Ended
                                                                          March 31
                                                              -------------------------------
(Dollars in thousands)                                             1998              1997
---------------------------------------------------------------------------------------------
Total interest on impaired loans                              $        132       $        151
Average balance of impaired loans                                    9,384             11,849
---------------------------------------------------------------------------------------------

         An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 1998 and 1997, is summarized as follows:

(Dollars in thousands)                                Non-impaired      Impaired        Total
-----------------------------------------------------------------------------------------------
Balance at December 31, 1996                             $114,217        $ 3,531       $117,748
Provision for loan losses                                  10,908          1,618         12,526
Charge-offs                                                10,227            426         10,653
  Less loan recoveries                                      2,057             10          2,067
-----------------------------------------------------------------------------------------------
       Net charge-offs                                      8,170            416          8,586
-----------------------------------------------------------------------------------------------
Balance at March 31, 1997                                $116,955        $ 4,733       $121,688
===============================================================================================

Balance at December 31, 1997                             $122,107        $ 3,752       $125,859
Provision for loan losses                                  12,896            619         13,515
Charge-offs                                                11,776            600         12,376
  Less loan recoveries                                      2,579            449          3,028
-----------------------------------------------------------------------------------------------
       Net charge-offs                                      9,197            151          9,348
-----------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                $125,806        $ 4,220       $130,026
===============================================================================================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various national and regional business lines. The Regional Banking Group includes the retail/commercial bank, the credit card division and the trust division. The National Lines of Business include FT Mortgage Companies and affiliates (also referred to as mortgage banking), First Tennessee Capital Markets (also referred to as capital markets) and transaction processing (credit card merchant processing, automated teller machine network and check clearing operations).

Certain revenues and expenses are allocated and equity is assigned to the various business lines to reflect the inherent risk in each business line, based on management's best estimates. These allocations are periodically reviewed and may be revised from time to time to more accurately reflect current business conditions and risks. In addition, certain reclassifications of accounts may occur to reflect current reporting standards within the industry. In each case the previous history is restated to ensure comparability. For purposes of this discussion, noninterest income and total revenues exclude securities gains and losses. Net interest income has been adjusted to a fully taxable equivalent
(FTE) basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income.

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month period ended March 31, 1998, compared to the three month period ended March 31, 1997. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1997 financial statements, notes, and management's discussion and analysis is provided as an appendix to the 1998 proxy statement.

OVERVIEW (1998 FIRST QUARTER COMPARED WITH 1997 FIRST QUARTER)

 * Earnings for 1998 were $46.4 million, up 20 percent from last year's earnings of $38.6 million.

 * Diluted earnings per share (adjusted for the 1998 two-for-one stock split) were $.35 in 1998, up 21 percent over the $.29 earned in 1997. Earnings per share were $.36 in 1998 and $.30 in 1997, an increase of 20 percent.

 * Return on average shareholders' equity was 19.6 percent in 1998 compared with a return of 18.1 percent in 1997 and return on average assets was 1.26 percent in 1998 compared with 1.23 percent in 1997.

 * Total revenues grew 25 percent with growth in fee income of 37 percent and growth in net interest income of 10 percent. Mortgage banking and capital markets led the increase in fee income with growth of 43 percent and 86 percent, respectively.

 *  The consolidated net interest margin was 4.03 percent in 1998.

 * Asset quality remained strong with improvement in nonperforming assets from the prior year.

 * At March 31, 1998, First Tennessee was ranked in the top 50 bank holding companies nationally in market capitalization ($4.1 billion) and assets ($15.9 billion).


INCOME STATEMENT ANALYSIS

NONINTEREST INCOME
------------------

Noninterest income, also called fee income, provides the majority of First Tennessee's revenue. During the first quarter of 1998, fee income increased 37 percent (from $139.0 million to $189.9 million) and contributed 60 percent to total revenue. Fee income contributed 55 percent to total revenue for the first quarter of 1997.

Mortgage banking fee income, First Tennessee's largest contributing business line to noninterest income, grew 43 percent (from $64.7 million to $92.6 million) from the first quarter of 1997 as shown in Table 1. The increase came primarily from mortgage origination (loan origination and secondary marketing) activity which surged during the quarter.

Table 1 - Mortgage Banking


                                                    1st Quarter
                                             -------------------------      Growth
(Dollars in millions)                         1998            1997         Rate (%)
-----------------------------------------------------------------------------------
Noninterest income:
  Loan origination fees                      $    22.5      $     17.7        26.8
  Secondary marketing activities                  40.7            21.2        92.3
  Servicing fees                                  25.3            23.7         6.7
  Sale of mortgage servicing rights                 --             1.6      (100.0)
  Miscellaneous                                    4.1              .5       673.6
----------------------------------------------------------------------

     Total noninterest income                $    92.6      $     64.7        43.0
======================================================================
  Mortgage loan originations                 $ 4,676.7      $  1,949.5       139.9
  Servicing portfolio                        $29.452.0      $ 23,383.5        26.0
----------------------------------------------------------------------------------


Income derived from the loan origination process (loan origination fees plus secondary marketing activities) increased 62 percent from the first quarter of 1997 (from $38.9 million to $63.2 million), as FT Mortgage Companies originated a record $4.7 billion of mortgage loans in the first quarter of 1998. This level of originations ranked FT Mortgage Companies as one of the top retail mortgage originators in the nation. During the first quarter of 1997, $1.9 billion of mortgage loans were originated. A more favorable interest rate environment led to the increased mortgage refinance activity, accounting for approximately 60 percent of total loan originations in the first quarter of 1998, as compared with 28 percent in the first quarter of 1997.

The servicing portfolio totaled $29.5 billion at March 31, 1998, up 26 percent from March 31, 1997, when the portfolio totaled $23.4 billion. Due to the favorable balance between mortgage loan origination capacity and the mortgage servicing portfolio, the servicing portfolio grew 9 percent from the year-end period, despite heavy prepayments during the quarter. Since the first quarter of 1997, the portfolio has grown due to originations of $13.4 billion, reduced by servicing released sales of $2.2 billion and principal reductions of $5.1 billion from payments received in the normal course of business. Mortgage servicing fees increased 7 percent from the first quarter of 1997 (from $23.7 million to $25.3 million). Servicing fees were negatively impacted by the increase in payoffs and resulting disbursements to investors, as many investors require a full month's interest on loans paid off during the month. Servicing income was also affected by an accounting change adopted in the first quarter of 1997 which converted late fees to an accrual basis adding approximately $2 million to mortgage servicing income. No servicing rights were sold during the first quarter of 1998 and only a minimal amount was sold in the first quarter of 1997.

The growth in mortgage miscellaneous income related to gains from repositioning servicing hedges and income generated from a strategy of early repurchase of delinquent loans.

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. During the first quarter of 1998, capital markets achieved a record level of fee income, an 86 percent increase over first quarter of 1997 (from $20.5 million to $38.0 million). Total securities bought and sold increased 79 percent over the same period in 1997 (from $47.3 billion to $84.7 billion). Total underwritings during the first quarter of 1998 were $11.3 billion compared with $6.0 billion for the same period in 1997. For the first quarter of 1998, capital markets ranked in the top ten in underwriting U.S. government agency debt. The increase in fee income came from a slowdown in national loan growth resulting in increased investment needs by customers, and strong underwriting activity which led to a record level of customer transactions. In addition, increases in the customer base through market expansion as well as increased activity through First Tennessee Capital Assets Corporation, a subsidiary that deals primarily in whole loan transactions, were contributing factors to this fee income growth.

Noninterest income from deposit transactions and cash management increased 4 percent from the first quarter of 1997 (from $19.2 million to $20.0 million). Since the first quarter of 1997, trust and investment management fees grew 31 percent. This growth was primarily due to the acquisition of Martin & Company, L.P. in the first quarter of 1998 which added approximately $.9 billion to assets under management and the strong performance in the managed accounts at Highland Capital Management Corp., a wholly owned subsidiary. Fee income from merchant processing grew 7 percent from the first quarter of 1997 (from $6.7 million to $7.2 million) and cardholder fees remained relatively flat at $4.5 million.

All Other noninterest income increased 10 percent from the first quarter of 1997 (from $14.1 million to $15.5 million). Check clearing fees declined 46 percent (from $4.0 million to $2.2 million) due to the continuing impact of industry consolidations. Other service charges increased 12 percent (from $2.6 million to $2.9 million), insurance premiums and commissions increased 14 percent (from $1.5 million to $1.7 million) and the other category increased 45 percent (from $6.0 million to $8.7 million) from the first quarter of 1997 and was spread over several categories.


NET INTEREST INCOME
-------------------

Net interest income increased 10 percent (from $116.6 million to $128.2 million) from the first quarter of 1997, primarily due to the 16 percent increase in earning assets (from $11.1 billion to $12.8 billion). The consolidated net interest margin (margin) declined from 4.24 percent in the first quarter of 1997 to 4.03 percent in the first quarter of 1998, primarily from the build-up of the mortgage warehouse which produced 54 percent of the increase in earning assets. Table 2 details the computation of the net interest margin for the first quarters of 1998 and 1997.

Table 2 - Net Interest Margin Computation

                                                        First Quarter
                                                   -----------------------
                                                    1998              1997
--------------------------------------------------------------------------
Yields on earning assets                            8.05%             8.06%
Rates paid on interest-bearing liabilities          4.85              4.65
--------------------------------------------------------------------------
Net interest spread                                 3.20              3.41
--------------------------------------------------------------------------
Effect of interest-free sources                      .74               .77
Loan fees                                            .11               .09
FRB(F1) interest and penalties                      (.02)             (.03)
--------------------------------------------------------------------------
Net interest margin                                 4.03%             4.24%
==========================================================================

[FN]
(F1) Federal Reserve Bank

The margin is affected by the activity levels and related funding for First Tennessee's specialty lines of business, as these nonbank business lines typically produce different margins than traditional banking activities. For example, in mortgage banking because the spread between the rates on mortgage loans temporarily in the warehouse and the related short-term funding rates is less than the comparable spread earned in the regional banking group, the overall margin is compressed. Consequently, as the warehouse volume increases, the margin also compresses. Capital markets tends to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets which effectively eliminates net interest income on these positions. As a result, First Tennessee's consolidated margin cannot be readily compared to that of other bank holding companies. Table 3 - Net Interest Margin Composition provides a breakdown by business line of the consolidated margin for the first quarters of 1998 and 1997. The regional banking group's margin improved from
4.60 percent for the first quarter of 1997 to 4.77 percent for the first quarter of 1998 as earning asset growth was primarily funded with low cost deposits.

Table 3 - Net Interest Margin Composition

                                        First Quarter
                                    ---------------------
                                     1998           1997
---------------------------------------------------------
Regional banking group                4.77%          4.60%
Mortgage banking                      (.61)          (.28)
Capital markets                       (.13)          (.09)
Transaction processing                  --            .01
---------------------------------------------------------
  Net interest margin                 4.03%          4.24%
=========================================================

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for the first quarter of 1998 increased 28 percent (from $180.3 million to $230.9 million) over the same period in 1997. Employee compensation, incentives, and benefits (personnel expense), the largest category increased 21 percent (from $93.9 million to $113.6 million). Personnel expense includes commissions paid in several lines of business such as capital markets and mortgage banking. As sales and/or origination volumes increase or decrease or the product mix changes in these business lines, the commissions change accordingly. Table 4 provides a breakdown of total expenses by business line.

Table 4 - Operating Expense Composition


                                        1st Quarter
                                   -------------------- Growth
(Dollars in millions)               1998        1997    Rate (%)
---------------------------------------------------------------
Regional banking group             $  91.7     $  85.8     6.9
Mortgage banking                      95.4        62.3    53.1
Capital markets                       27.8        16.1    73.0
Transaction processing                14.0        14.1    (1.2)
Corporate                              2.0         2.0      --
------------------------------------------------------
   Total operating expense         $ 230.9     $ 180.3    28.1
======================================================

Operating expense in the mortgage banking division increased 53 percent (from $62.3 million to $95.4 million) and accounted for 65 percent of the overall expense growth. Mortgage banking expense growth was driven by a larger servicing portfolio and increased loan production volume. In capital markets, operating expense increased 73 percent (from $16.1 million to $27.8 million) and accounted for 23 percent of the overall expense growth. Excluding mortgage banking and capital markets, overall operating expenses increased 6 percent from the first quarter of 1997. Personnel expense increased 16 percent in mortgage banking and 94 percent in capital markets comparing the first quarter of 1997 to the first quarter of 1998.

As a result of a larger servicing portfolio and increased payoffs, amortization of capitalized mortgage servicing rights increased 96 percent (from $8.8 million to $17.3 million). All Other expense consists of many smaller expense categories such as contract employment, supplies, travel and entertainment, Fed service fees, foreclosed real estate expenses, deposit insurance premiums, contributions, and other. Since the first quarter of 1997, All Other expense increased 53 percent (from $30.8 million to $47.1 million), and all of this growth was related to mortgage banking.


PROVISION FOR LOAN LOSSES/ASSET QUALITY

The provision for loan losses increased 8 percent (from $12.5 million to $13.5 million) from March 31, 1997. The increase in provision reflected a higher amount of allowance for loan losses commensurate with loan growth; inherent losses in the consumer loan portfolios reflecting the national trend in consumer asset quality; and inherent losses in the commercial loan portfolio. The ratio of allowance for loan losses to loans, was 1.53 percent at March 31, 1998, compared with 1.57 percent at March 31, 1997. The ratio of net charge-offs to average loans increased slightly from .44 percent for the first quarter of 1997 to .45 percent for the first quarter of 1998, however, the credit card net charge-offs ratio improved from 4.59 percent at March 31, 1997, to 4.29 percent at March 31, 1998. At March 31, 1998, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry. Additional asset quality information is provided in Table 5 and Table 6.

Table 5 - Asset Quality Information

                                                         March 31
                                              -----------------------------
(Dollars in thousands)                           1998            1997
---------------------------------------------------------------------------
Nonperforming loans (F1)                      $  40,197         $  42,722
Foreclosed real estate(F2)                       11,575            14,631
Other assets                                        225               194
---------------------------------------------------------------------------
     Total nonperforming assets               $  51,997         $  57,547
===========================================================================
Loans and leases 90 days past due             $  29,062         $  36,038
Potential problem assets(F3)                  $  70,652         $  80,719

ALLOWANCE FOR CREDIT LOSSES:
   Beginning balance at December 31           $ 125,859         $ 117,748
        Provision for loan losses                13,515            12,526
        Charge-offs                             (12,376)          (10,653)
        Loan recoveries                           3,028             2,067
---------------------------------------------------------------------------
   Ending balance at March 31                 $ 130,026         $ 121,688
===========================================================================
Allowance to total loans                            .53%             1.57%
Nonperforming loans to total loans                  .47%              .55%
Nonperforming assets to total loans,
  foreclosed real estate and   other assets         .61%              .74%
Allowance to nonperforming assets                   250%              211%
---------------------------------------------------------------------------

[FN]
(F1) Includes $29.3 million and $31.1 million in 1998 and 1997, respectively, in mortgage banking
(F2) Includes $7.3 million and $8.8 million in 1998 and 1997, respectively, in mortgage banking
(F3) Includes loans and leases 90 days past due

Table 6 - Charge-off Ratios

                                                               First Quarter
                                                              ---------------
                                                              1998       1997
-----------------------------------------------------------------------------
Total net charge-offs excluding repurchased mortgages          .41%       .44%
Impact of repurchased mortgages                                .04         --
-----------------------------------------------------------------------------
Total net charge-offs                                          .45        .44
=============================================================================

Breakdown by loan category:
Commercial and commercial real estate                         (.03)%       --%
Consumer                                                       .39        .35
Credit card receivables                                       4.29       4.59
Permanent mortgage(F1)                                        (.02)      (.02)
------------------------------------------------------------------------------

[FN]
(F1) Excludes repurchased mortgages

BALANCE SHEET

LOANS AND DEPOSITS
------------------

At March 31, 1998, First Tennessee reported total assets of $15.9 billion compared with $13.0 billion at March 31, 1997. Period end loans increased 9 percent (from $7.8 billion to $8.5 billion); mortgage loans held for sale (mortgage warehouse) increased 222 percent (from $.7 billion to $2.2 billion); and investment securities decreased 11 percent (from $2.2 billion to $2.0 billion). The growth in the period end balance sheet was funded by an increase in core deposits of 10 percent (from $8.4 billion to $9.2 billion) and a 47 percent increase in purchased funds (from $3.0 billion to $4.4 billion).

Comparing average balances to first quarter 1997, total assets grew 17 percent (from $12.8 billion to $14.9 billion) and loans grew 8 percent (from $7.7 billion to $8.4 billion). Commercial loans increased 8 percent (from $3.5 billion to $3.8 billion) and consumer loans grew 7 percent (from $2.7 billion to $2.9 billion). Commercial loans represented 46 percent and consumer loans represented 34 percent of total loans during the first quarter of 1998. The 38 percent increase (from $.3 billion to $.4 billion) in real estate construction loans was reflective of economic growth in Tennessee, favorable market conditions, and growth in residential construction loans primarily originated by mortgage banking. The permanent mortgage portfolio increased 6 percent (from $.6 billion to $.7 billion) from the first quarter of 1997.

Average investment securities declined 5 percent from the first quarter of 1997. With the surge in mortgage origination activity, the mortgage warehouse grew 122 percent (from $.8 billion to $1.7 billion) during this same period.

Since the first quarter of 1997, average core deposits grew 7 percent (from $8.3 billion to $8.9 billion) and interest-bearing core deposits grew 4 percent (from $6.2 billion to $6.4 billion). Noninterest-bearing deposits grew 16 percent (from $2.1 billion to $2.5 billion) over this same period. Purchased funds were up 44 percent (from $3.1 billion to $4.4 billion) from the previous year. This increase was primarily due to loan growth continuing to outpace deposit growth and a higher balance of nonearning assets.


CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) at March 31, 1998, was $1,077.6 million, up 14 percent from March 31, 1997. Shareholders' equity (excluding the qualifying capital securities) was $977.6 million at March 31, 1998, an increase of 16 percent from $841.9 million at March 31, 1997.

Average shareholders' equity increased 11 percent (from $864.5 million to $957.0 million) since the first quarter of 1997. The average total capital to average assets ratio was 7.08 percent and the average shareholders' equity to average assets ratio was 6.41 percent for the first quarter of 1998. This compares with
7.52 percent and 6.78 percent, respectively for the first quarter of 1997. Excluding the effects of unrealized market valuations the average total capital to average assets ratio would have been 6.98 percent and the average shareholders' equity to average assets ratio would have been 6.31 percent for the first quarter of 1998.

At March 31, 1998, the corporation's Tier 1 capital ratio was 8.50 percent, the total capital ratio was 11.88 percent and the leverage ratio was 6.44 percent. On March 31, 1998, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.


OFF-BALANCE SHEET ACTIVITY

In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into "Lending related," "Mortgage banking," "Interest rate risk management" and "Capital markets" as noted in Table 7.

Table 7 - Off-Balance Sheet Financial Instruments at March 31, 1998

(Dollars in billions)                                                   Notional Value
--------------------------------------------------------------------------------------
LENDING RELATED:
Commitments to extend credit:
   Consumer credit card lines                                               $1,901.8
   Consumer home equity                                                        460.5
   Commercial real estate and construction and land development                317.3
   Mortgage banking                                                          1,657.0
   Other                                                                     1,817.1


Other commitments:
   Commercial and standby letters of credit                                    516.1
   Foreign exchange contracts - net position                                      .1

MORTGAGE BANKING:
Mortgage pipeline and warehouse hedging:
   Interest rate contracts:
      Forward contracts - commitments to sell                                3,204.8
      Option contracts - put options purchased (F1)                             56.0

Servicing portfolio hedging:
   Interest rate contracts:
      Floors - purchased(F1)                                                 6,000.0
      Options contracts - call options purchased(F1)                           400.0
      Caps - purchased (F1)                                                    400.0
      Caps - written                                                           400.0

INTEREST RATE RISK MANAGEMENT:
Interest rate contracts:
   Swaps - receive fixed/pay floating                                          435.0
   Swaps - receive floating/pay floating                                       100.0
   Caps:
       Purchased                                                                20.0
       Written                                                                  20.0

CAPITAL MARKETS:
Forward contracts:
   Commitments to buy                                                        3,036.7
   Commitments to sell                                                       3,262.4
Securities underwriting commitments                                               .9
------------------------------------------------------------------------------------

[FN]
(F1) Mortgage banking purchased interest rate contracts had a value of $35.2 million recognized in the Consolidated Statements of Condition at March 31, 1998.

                                    Part II.
                                -----------------
                                OTHER INFORMATION

Items 1, 2, 3, 4, and 5.
------------------------

As of the end of the first quarter, 1998, the answers to Items 1, 2, 3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.

(b)  No reports on Form 8-K were filed during the first quarter of 1998.

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





DATE:      5/13/98                           By:   Elbert L. Thomas Jr.
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
3(i)           Restated Charter of the Corporation, as amended, attached as Exhibit
               3(i) to the Corporation's Annual Report on Form 10-K for the year ended
               12-31-97, and incorporated herein by reference.

3(ii)          Bylaws of the Corporation, as amended and restated, attached as Exhibit
               3(ii) to the Corporation's Annual Report on Form 10-K for the year ended 12-31-97, and incorporated herein by reference.

10(i)          Amended and Restated Pension Restoration Plan.                                     Filed Herewith

27             Financial Data Schedule (for SEC use only).                                        Filed Herewith

