Form 10-Q
period 1998-06-30
FIRST TENNESSEE NATIONAL CORP
filed 1998-08-13
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

   (Mark one)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               --------------
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------
Commission file number   0-4491
                        -------

                      FIRST TENNESSEE NATIONAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                              62-0803242
-------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

165 Madison Avenue, Memphis, Tennessee                               38103
---------------------------------------                            ---------
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

Yes  x    No
   -----    -----
                                       APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                                127,763,785
-----------------------------                       ----------------------------
           Class                                    Outstanding at July 31, 1998

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

CONSOLIDATED STATEMENTS OF CONDITION                                   First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------

                                                                          June 30              December 31
                                                               ----------------------------    ------------
(Dollars in thousands)(Unaudited)                                   1998            1997           1997
-------------------------------------------------------------------------------------------    ------------
ASSETS:
Cash and due from banks                                        $    766,038    $    634,748    $    775,760
Federal funds sold and securities
  purchased under agreements to resell                              151,614         357,229         225,861
-------------------------------------------------------------------------------------------    ------------

         Total cash and cash equivalents                            917,652         991,977       1,001,621
-------------------------------------------------------------------------------------------    ------------

Investment in bank time deposits                                      2,536           1,501           2,522
Capital markets inventory                                           394,992         282,753         253,240
Mortgage loans held for sale                                      2,483,532         814,160       1,240,648
Securities available for sale                                     1,916,427       2,081,222       2,133,303
Securities held to maturity (market value of
  $731,277 at June 30, 1998; $60,571 at
  June 30, 1997; and $54,323 at December 31, 1997)                  732,541          59,814          53,230
Loans, net of unearned income                                     7,945,756       8,006,472       8,311,350
    Less:  Allowance for loan losses                                129,858         123,458         125,859
-------------------------------------------------------------------------------------------    ------------

         Total net loans                                          7,815,898       7,883,014       8,185,491
-------------------------------------------------------------------------------------------    ------------

Premises and equipment, net                                         220,271         190,696         206,895
Real estate acquired by foreclosure                                  20,923          14,410          12,202
Mortgage servicing rights, net                                      530,933         330,281         408,921
Intangible assets, net                                              125,937         113,280         112,411
Capital markets receivables and other assets                      1,408,921         916,485         777,413
-------------------------------------------------------------------------------------------    ------------

         TOTAL ASSETS                                          $ 16,570,563    $ 13,679,593    $ 14,387,897
===========================================================================================    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Interest-bearing                                          $  8,094,858    $  6,887,854    $  7,135,733
     Noninterest-bearing                                          2,848,482       2,166,138       2,536,046
-------------------------------------------------------------------------------------------    ------------

         Total deposits                                          10,943,340       9,053,992       9,671,779
-------------------------------------------------------------------------------------------    ------------

Federal funds purchased and securities
  sold under agreements to repurchase                             1,760,537       1,860,025       2,085,679
Commercial paper and other short-term borrowings                  1,249,800         728,314         702,388
Capital markets payables and other liabilities                    1,264,862         874,571         705,062
Term borrowings                                                     266,543         181,768         168,893
-------------------------------------------------------------------------------------------    ------------

         Total liabilities                                       15,485,082      12,698,670      13,333,801
-------------------------------------------------------------------------------------------    ------------

Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                  100,000         100,000         100,000
-------------------------------------------------------------------------------------------    ------------

SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
  but unissued)                                                          --              --              --
Common stock - $.625 par value (shares authorized -
  400,000,000; shares issued - 127,695,802 at
  June 30, 1998; 128,073,728 at June 30, 1997;
  and 128,209,142 at December 31, 1997)                              79,810          80,046          80,131
Capital surplus                                                      62,921          46,234          49,536
Undivided profits                                                   827,233         756,281         811,396
Accumulated other comprehensive income                               16,120           1,277          15,333
Deferred compensation on restricted stock incentive plans            (1,758)         (2,915)         (2,300)
Deferred compensation obligation                                      1,155              --              --
-------------------------------------------------------------------------------------------    ------------

         Total shareholders' equity                                 985,481         880,923         954,096
-------------------------------------------------------------------------------------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 16,570,563    $ 13,679,593    $ 14,387,897
===========================================================================================    ============

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                     First Tennessee National Corporation
--------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                Six Months Ended
                                                                       June 30                           June 30
                                                          ------------------------------    ------------------------------
(Dollars in thousands except per share data)(Unaudited)         1998             1997             1998             1997
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                $     177,958    $     173,265    $     360,789    $     340,222
Interest on investment securities:
  Taxable                                                        39,461           34,268           72,670           68,857
  Tax-exempt                                                        952            1,160            1,943            2,366
Interest on mortgage loans held for sale                         48,208           15,843           79,058           30,718
Interest on capital markets inventory                             5,849            3,373           12,091            5,952
Interest on other earning assets                                  3,693            3,003            6,611            5,123
--------------------------------------------------------------------------------------------------------------------------
         Total interest income                                  276,121          230,912          533,162          453,238
--------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                         1,833            2,105            3,654            4,201
  Checking interest and money market account                     28,083           22,730           57,098           44,982
  Certificates of deposit under $100,000 and other time          36,951           40,163           74,660           80,654
  Certificates of deposit $100,000 and more                      25,301           13,462           42,954           24,047
Interest on short-term borrowings                                46,526           29,507           86,571           56,463
Interest on term borrowings                                       5,238            3,927            8,896            8,364
--------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                 143,932          111,894          273,833          218,711
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             132,189          119,018          259,329          234,527
Provision for loan losses                                        12,785           12,504           26,300           25,030
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             119,404          106,514          233,029          209,497
--------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                122,500           74,421          215,057          139,135
Capital markets                                                  30,223           19,990           68,220           40,455
Deposit transactions and cash management                         22,732           21,558           42,767           40,782
Trust services and investment management                         13,340            9,498           25,461           18,768
Merchant processing                                               7,740            8,164           14,949           14,913
Cardholder fees                                                   5,354            4,893            9,866            9,417
Equity securities gains/(losses)                                     31             (846)              38             (840)
Debt securities gains/(losses)                                     (122)              57             (100)              80
All other income and commissions                                 18,125           15,442           33,642           29,543
--------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                               219,923          153,177          409,900          292,253
--------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES           339,327          259,691          642,929          501,750
--------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                 132,771           96,764          246,414          190,660
Operations services                                              13,923           12,338           27,958           23,299
Occupancy                                                        12,020           10,963           23,415           21,626
Equipment rentals, depreciation, and maintenance                 10,651           10,276           20,387           19,434
Amortization of mortgage servicing rights                        24,645            8,656           41,945           17,491
Communications and courier                                       10,373            8,803           19,704           17,489
Advertising and public relations                                  5,541            4,437           11,230            9,369
Amortization of intangible assets                                 2,655            2,403            5,295            4,810
All other                                                        45,791           31,418           92,930           62,206
--------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                              258,370          186,058          489,278          366,384
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       80,957           73,633          153,651          135,366
Applicable income taxes                                          28,211           27,269           54,550           50,439
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $      52,746    $      46,364    $      99,101    $      84,927
==========================================================================================================================
EARNINGS PER SHARE                                        $         .41    $         .36    $         .77    $         .66
--------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                $         .40    $         .35    $         .75    $         .64
--------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                         127,899,012      128,011,064      128,023,302      128,585,000
--------------------------------------------------------------------------------------------------------------------------

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF                                                               First Tennessee
SHAREHOLDERS' EQUITY                                                                National Corporation
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                            1998           1997
--------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                                             $  954,096     $  954,526

Comprehensive income:
  Net income                                                                       99,101         84,927
  Other comprehensive income, net of tax:
    Unrealized market adjustments, net of
      reclassification adjustment                                                     788         (1,420)
                                                                               ----------     ----------

Comprehensive income                                                               99,889         83,507
                                                                               ----------     ----------

Cash dividends declared                                                           (42,233)       (38,983)
Common stock issued
  for exercise of stock options                                                    15,073         11,073
Tax benefit from non-qualified stock options                                       13,385             --
Common stock repurchased                                                          (60,814)      (133,182)
Amortization of deferred compensation
  on restricted stock incentive plans                                                 664            660
Other                                                                               5,421          3,322
--------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30                                                               $  985,481     $  880,923
========================================================================================================

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   First Tennessee National Corporation
------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended June 30
                                                                               -----------------------------
(Dollars in thousands)(Unaudited)                                                  1998             1997
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                     $     99,101     $     84,927
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Provision for loan losses                                                        26,300           25,030
    Provision for deferred income tax                                                25,668           25,299
    Depreciation and amortization of premises
      and equipment                                                                  17,747           16,044
    Amortization of mortgage servicing rights                                        41,945           17,491
    Amortization of intangible assets                                                 5,295            4,810
    Net other amortization and accretion                                              5,718            2,536
    Market value adjustment on foreclosed property                                    7,050            1,645
    Gain on sale of securitized loans                                                  (643)              --
    Equity securities (gains)/losses                                                    (38)             840
    Debt securities (gains)/losses                                                      100              (80)
    Net gain on disposal of fixed assets                                               (292)            (203)
    Net increase in:
      Capital markets securities inventory                                         (141,752)        (132,351)
      Mortgage loans held for sale                                               (1,242,884)         (26,798)
      Capital markets receivables                                                  (374,554)        (272,074)
      Interest receivable                                                            (5,640)          (5,004)
      Other assets                                                                 (424,012)        (131,628)
    Net increase/(decrease) in:
      Capital markets payables                                                      298,221          249,030
      Interest payable                                                                5,076             (155)
      Other liabilities                                                             239,379           26,915
------------------------------------------------------------------------------------------------------------
      Total adjustments                                                          (1,517,316)        (198,653)
------------------------------------------------------------------------------------------------------------
      Net cash used by operating activities                                      (1,418,215)        (113,726)
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
  Maturities                                                                         32,739            6,071
  Purchases                                                                              --               --
Available for sale securities:
  Sales                                                                              40,279          103,950
  Maturities                                                                        452,014          213,993
  Purchases                                                                        (271,675)        (227,359)
Premises and equipment:
  Sales                                                                               1,208            4,017
  Purchases                                                                         (29,835)         (23,924)
Net decrease in loans                                                              (457,282)        (305,206)
(Increase)/decrease in investment in bank time deposits                                 (14)             421
Proceeds from loan securitizations                                                   72,756               --
Acquisitions, net of cash and cash equivalents acquired                              (9,412)              --
------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                        (169,222)        (228,037)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
  Exercise of stock options                                                          15,247           11,134
  Cash dividends                                                                    (42,321)         (39,931)
  Repurchase shares                                                                 (60,833)        (133,182)
Term Borrowings:
  Issuance                                                                           99,218
  Payments                                                                           (1,674)         (52,963)
Issuance of guaranteed preferred beneficial interests
  in First Tennessee's junior subordinated debentures                                    --          100,000
Net increase/(decrease) in:
  Deposits                                                                        1,271,561           20,930
  Short-term borrowings                                                             222,270          329,783
------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                   1,503,468          235,771
------------------------------------------------------------------------------------------------------------
      Net decrease in cash and cash equivalents                                     (83,969)        (105,992)
------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at beginning of period                            1,001,621        1,097,969
------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                               $    917,652     $    991,977
============================================================================================================
Total interest paid                                                            $    268,589     $    218,696
Total income taxes paid                                                              21,831           24,159
------------------------------------------------------------------------------------------------------------

[FN]
See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1998 Proxy Statement & 1997 Financial Information.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999; which for First Tennessee will mean the first quarter of 2000. Earlier application is allowed. Because of the complexity of this standard and uncertainties associated with predicting future derivative usage and related fair values, it is not practicable at this time to predict what the impact of adopting this Statement will be to First Tennessee's financial position and results of operations.

NOTE 2 - BUSINESS COMBINATIONS

     On July 1, 1998, First Tennessee acquired Keystone Mortgage, Inc. of Kirkland, Washington, for approximately 145,000 shares of its common stock pending final settlement within 60 days of acquisition. Keystone was merged into FT Mortgage Companies. This acquisition was accounted for as a purchase and was immaterial to First Tennessee.

NOTE 3 - REMIC SECURITIES

     Through the use of a Real Estate Mortgage Investment Conduit (REMIC), First Tennessee securitized certain consumer real estate loans. These securitized loans are now classified as held-to-maturity investment securities. The following tables provide maturity and market value information on the REMIC securities as of June 30, 1998:

                                                              At June 30, 1998
                                    --------------------------------------------------------------------
                                                         Gross               Gross             Estimated
                                    Amortized         Unrealized           Unrealized             Fair
(Dollars in thousands)                 Cost              Gains               Losses              Value
--------------------------------------------------------------------------------------------------------
REMIC securities                    $ 683,391           $ 4,233             $ (6,557)          $ 681,067
========================================================================================================



                                                                                 As of June 30, 1998
                                                                             --------------------------
                                                                                  REMIC Securities
                                                                             --------------------------
By Contractual Maturity                                                       Amortized      Estimated
(Dollars in thousands)                                                           Cost        Fair Value
-------------------------------------------------------------------------------------------------------
After 5 years; within 10 years                                                 $486,071       $487,457
After 10 years                                                                  197,320        193,610
-------------------------------------------------------------------------------------------------------
     Total                                                                     $683,391       $681,067
=======================================================================================================

NOTE 4 - LOANS

     The composition of the loan portfolio at June 30 is detailed below:

(Dollars in thousands)                                                            1998           1997
--------------------------------------------------------------------------------------------------------
Commercial                                                                     $3,985,494     $3,707,017
Consumer*                                                                       2,615,277      2,751,428
Permanent mortgage*                                                               366,653        636,859
Credit card receivables                                                           560,995        537,398
Real estate construction                                                          396,075        335,443
Nonaccrual - Regional banking group                                                 8,281         11,506
Nonaccrual - Mortgage banking                                                      12,981         26,821
--------------------------------------------------------------------------------------------------------
     Loans, net of unearned income                                              7,945,756      8,006,472
             Allowance for loan losses                                            129,858        123,458
--------------------------------------------------------------------------------------------------------
               Total net loans                                                 $7,815,898     $7,883,014
========================================================================================================

[FN]
*As a result of the Real Estate Mortgage Investment Conduit (REMIC) certain securitized consumer and permanent mortgage loans are now classified as REMIC securities

     The following table presents information concerning nonperforming loans at June 30:

(Dollars in thousands)                                                            1998           1997
--------------------------------------------------------------------------------------------------------
Impaired loans                                                                 $  8,581       $ 11,451
Other nonaccrual loans                                                           12,681         26,876
--------------------------------------------------------------------------------------------------------
       Total nonperforming loans                                               $ 21,262       $ 38,327
========================================================================================================

[FN]
Restructured impaired loans at June 30, 1998 and 1997, were $117,000 and $196,000, respectively.

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

     Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                                             Three Months Ended                 Six Months Ended
                                                                   June 30                           June 30
                                                         ------------------------------------------------------------
(Dollars in thousands)                                      1998             1997             1998             1997
---------------------------------------------------------------------------------------------------------------------
Total interest on impaired loans                          $    225         $    246         $    357         $    397
Average balance of impaired loans                            8,667           12,202            9,024           12,026
---------------------------------------------------------------------------------------------------------------------

     An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 1998 and 1997, is summarized as follows:

(Dollars in thousands)                                        Non-impaired     Impaired          Total
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                   $ 114,217       $   3,531       $ 117,748
Provision for loan losses                                         23,251           1,779          25,030
Charge-offs                                                       22,124           1,489          23,613
  Less loan recoveries                                             4,206              87           4,293
--------------------------------------------------------------------------------------------------------
       Net charge-offs                                            17,918           1,402          19,320
--------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                       $ 119,550       $   3,908       $ 123,458
========================================================================================================

Balance at December 31, 1997                                   $ 122,107       $   3,752       $ 125,859
Provision for loan losses                                         26,727            (427)         26,300
Securitization                                                    (3,575)             --          (3,575)
Charge-offs                                                       23,013           1,102          24,115
  Less loan recoveries                                             4,852             537           5,389
--------------------------------------------------------------------------------------------------------
       Net charge-offs                                            18,161             565          18,726
--------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                       $ 127,098       $   2,760       $ 129,858
========================================================================================================

NOTE 5 - TERM BORROWINGS

     The following table presents information pertaining to term borrowings (debt with original maturities greater than one year) for First Tennessee and its subsidiaries:


                                                                         June 30              December 31
                                                               --------------------------     -----------
(Dollars in thousands)(Unaudited)                                 1998            1997            1997
-----------------------------------------------------------------------------------------     -----------
FIRST TENNESSEE NATIONAL CORPORATION:
Subordinated capital notes:
  Matures on June 1, 1999--10 3/8%                             $   74,917      $   74,828      $   74,873
  Matures on November 15, 2005--6 3/4%                             74,397          74,315          74,356
FIRST TENNESSEE BANK NATIONAL ASSOCIATION:
Notes payable to Federal Home Loan Bank:
  Matures on January 29, 1999--7.95%                               15,000          15,000          15,000
  Matures through 1998--7.50%                                          --           4,071           1,383
  Matures through 2009--8.10%                                       2,283           2,483           2,383
  Matures on January 1, 2028--4.00%                                    42              --              --
  Matures on May 1, 2028--4.00%                                        40              --              --
  Matured on October 3, 1997--8.05%                                    --          10,000              --
Subordinated capital notes:
  Matures on April 1, 2008--6.40%                                  99,238              --              --
Industrial development bond payable to City of
      Alcoa, Tennessee; matures 1999--6.50%                           100             200             200
CLEVELAND BANK AND TRUST COMPANY:
Industrial development bond payable to City of
      Cleveland, Tennessee; matures through 1999--
      65% of prime                                                    526             871             698
-----------------------------------------------------------------------------------------      ----------
        TOTAL                                                  $  266,543      $  181,768      $  168,893
=========================================================================================      ==========

NOTE 6 - EARNINGS PER SHARE

     The following table shows a reconciliation of earnings per share to diluted earnings per share. All share and per share data have been adjusted to reflect the 1998 two-for-one stock split.

                                                                Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                           ----------------------------    ----------------------------
(Dollars in thousands, except per share data)                  1998            1997            1998            1997
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION:
Net income                                                 $     52,746    $     46,364    $     99,101    $     84,927

Weighted average shares outstanding                         127,760,553     128,011,064     127,953,690     128,585,000
Shares attributable to deferred compensation                    138,459              --          69,612              --
-----------------------------------------------------------------------------------------------------------------------
  Total weighted average shares per income statement        127,899,012     128,011,064     128,023,302     128,585,000

Earnings per share                                         $        .41    $        .36    $        .77    $        .66
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                 $     52,746    $     46,364    $     99,101    $     84,927

Weighted average shares outstanding                         127,899,012     128,011,064     128,023,302     128,585,000
Dilutive effect due to stock options                          3,748,256       3,445,920       3,899,720       3,395,616
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted            131,647,268     131,456,984     131,923,022     131,980,616
Diluted earnings per share                                 $        .40    $        .35    $        .75    $        .64
-----------------------------------------------------------------------------------------------------------------------

NOTE 7 - CONTINGENCIES

     On July 31, 1998, in Culbreath v. Community Bank of Germantown in the Chancery Court of Shelby County, Tennessee, a judgment was rendered against First Tennessee Bank National Association ("Bank"), as the successor by merger to Community Bank of Germantown ("Community Bank"), for $9 million in punitive damages. The court had previously entered a judgment against the Bank in the amount of $209,000 compensatory damages in August of 1997, and a judgment in favor of the Bank against the plaintiff in the amount of $60,000. The plaintiff had claimed that Community Bank had obtained additional collateral on a loan by promising to make a new loan to the plaintiff, which was never made. The litigation was pending at the time of First Tennessee's acquisition of Community Bank in February 1995. Management and counsel believe that the Court erred in its award of damages and will appeal.

     Although First Tennessee cannot predict the outcome of the foregoing action, after consulting with counsel, it is management's opinion that when resolved, the amount, if any, will not have a material adverse effect on the consolidated financial statements of First Tennessee and its subsidiaries.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

DESCRIPTION

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

INTRODUCTION

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three-month and six-month periods ended June 30, 1998, compared to the three-month and six-month periods ended June 30, 1997. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1997 financial statements, notes, and management's discussion and analysis is provided as an appendix to the 1998 proxy statement.

Management's discussion and analysis may contain forward-looking statements with respect to First Tennessee's beliefs, plans, goals, expectations, and estimates that are provided to assist in the understanding of anticipated future financial performance. However, a number of important factors could cause actual results of the Corporation and/or individual business lines to differ materially from those expressed in the forward-looking statements. Those factors include, but are not limited to, general and local, economic and business conditions; interest rates, markets and monetary fluctuations; inflation; competition within and without the financial services industry; and new products and services in the industries in which First Tennessee operates. Other risks are those inherent in originating loans, including prepayment risks and fluctuating collateral values. Changes in customer profiles, changes in technology and future acquisitions can also affect results. Additional factors include the policies of the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in managing the risks involved in the foregoing. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

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

SECURITIZATION ACTIVITY

During the second quarter of 1998, First Tennessee Bank National Association (FTBNA) securitized approximately $73 million of direct automobile loan receivables. These loans were securitized and sold in a private placement offering. As a result of this transaction, a gain of $.6 million was recognized and is included in All Other noninterest income. First Tennessee's exposure to credit losses is contractually limited for the automobile loans securitized. This transaction resulted in a $.7 million reduction in loan loss reserves.

Also during the second quarter, FTBNA securitized $711 million in consumer real estate loans through the use of a Real Estate Mortgage Investment Conduit (REMIC). All of the interests in the REMIC are owned by subsidiaries of First Tennessee, including FTBNA. There is no current plan to sell any of the securities to other parties. As a result of the REMIC securitization, these consumer and permanent mortgage loans are now classified as held to maturity investment securities on the financial statements. Additionally, loan loss reserves were reduced $2.9 million and a separate reserve was established against these securities.

The accounting for securitizations complicates the understanding of underlying trends in net interest income, net interest margin and noninterest income, as well as the underlying growth rates of reported loans. When loans are securitized, an initial gain on the sale of the receivables is recorded, the loans and the related allowance for credit losses are removed from the balance sheet, and certain amounts that would have been previously reported as net interest income are instead reported as noninterest income since servicing is retained. The effect of any credit losses related to these receivables is now recognized as a yield adjustment rather than a charge against the provision.

Although the REMIC securitization does not affect the overall risk sensitivity position of the Corporation, the transaction itself affects categorization of individual line items on the balance sheet. Consequently, loans have now been reduced and investment securities have been increased. As of June 30, 1998, the REMIC securities totaled $.7 billion of which $.5 billion have contractual maturities of 5 to 10 years and $.2 billion have contractual maturities of greater than 10 years. The estimated average life adjusted for early paydowns is
4.7 years. For further detail see Note 3 - REMIC Securities.

For a more complete understanding, where significant, these trends are discussed and identified as "Managed" information, which adds data on these securitized loans to "Reported" data for loans. "Reported" information has been prepared in conformity with generally accepted accounting principles. "Managed" information treats loans securitized and sold with servicing retained and loans securitized through the REMIC as if they had not been securitized and/or sold. "Managed" information does not include the mortgage banking servicing portfolio.


SECOND QUARTER OVERVIEW (comparison of second quarter 1998 to second quarter
1997)

* Earnings for 1998 were $52.7 million, up 14 percent from last year's earnings of $46.4 million.

* Diluted earnings per share (adjusted for the 1998 two-for-one stock split) were $.40 in 1998, up 14 percent over the $.35 earned in 1997. Basic earnings per share were $.41 in 1998 compared with $.36 in 1997.

* Return on average shareholders' equity was 22.2 percent in 1998 compared with 21.8 percent in 1997, and return on average assets was 1.31 percent in 1998 compared with 1.43 percent in 1997. The decline in the return on average assets was attributable to the 24 percent growth in average assets, of which 60 percent was in the mortgage warehouse.

* Total revenues grew 29 percent with growth in fee income of 43 percent and growth in net interest income of 11 percent. Mortgage banking and capital markets led the increase in fee income with growth of 65 percent and 51 percent, respectively.

*    The consolidated net interest margin was 3.86 percent in 1998 compared with
     4.26 percent in 1997. The lower margin was primarily related to the growth in the mortgage warehouse.

* Asset quality remained strong with improvement in nonperforming assets in both mortgage banking and the regional banking group from the previous year.

* At June 30, 1998, First Tennessee was ranked in the top 50 bank holding companies nationally in market capitalization ($4.0 billion) and assets ($16.6 billion).

INCOME STATEMENT ANALYSIS

NONINTEREST INCOME
------------------
Fee income (noninterest income excluding securities gains and losses) provides the majority of First Tennessee's revenue. During the second quarter of 1998, fee income increased 43 percent (from $154.0 million to $220.0 million) and contributed 62 percent to total revenue. Fee income contributed 56 percent to total revenue for the second quarter of 1997.

Mortgage banking fee income, First Tennessee's largest contributing business line to noninterest income, grew 65 percent (from $74.4 million to $122.5 million) from the second quarter of 1997 as shown in Table 1. The increase came primarily from the mortgage origination function (loan origination and secondary marketing activities).

TABLE 1 - MORTGAGE BANKING

                                          Second Quarter                              Six Months
                                     ------------------------       Growth     ------------------------       Growth
(Dollars in millions)                   1998          1997         Rate (%)       1998          1997         Rate (%)
---------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Secondary marketing activities     $     47.1    $     27.8          69.0    $     87.8    $     49.0          79.1
  Loan origination fees                    36.8          19.2          92.4          59.3          36.9          60.9
  Servicing fees                           27.5          22.4          23.0          52.8          46.1          14.6
  Sale of mortgage servicing rights          --           1.7            NM            --           3.3            NM
  Miscellaneous                            11.1           3.3         233.0          15.2           3.8         293.3
---------------------------------------------------------------------------------------------------------------------
      Total noninterest income            122.5          74.4          64.6         215.1         139.1          54.6
---------------------------------------------------------------------------------------------------------------------
  Mortgage loan originations         $  4,862.4    $  2,389.7         103.5    $  9,539.1    $  4,339.2         119.8
  Servicing portfolio                $ 32,147.5    $ 23,924.4          34.4    $ 32,147.5    $ 23,924.4          34.4
---------------------------------------------------------------------------------------------------------------------

[FN]
NM = not meaningful

Income derived from the loan origination process (loan origination fees plus secondary marketing activities) increased 79 percent from the second quarter of 1997 (from $47.0 million to $83.9 million), as FT Mortgage Companies originated a record $4.9 billion of mortgage loans in the second quarter of 1998. This level of originations ranked FT Mortgage Companies as one of the top 10 retail mortgage originators in the nation. During the second quarter of 1997, $2.4 billion of mortgage loans were originated. A favorable interest rate environment and a strong real estate market led to increased mortgage originations. Refinance activity accounted for approximately 45 percent of total loan originations in the second quarter of 1998, compared with 20 percent in the second quarter of 1997.

The servicing portfolio totaled $32.1 billion at June 30, 1998, up 34 percent from June 30, 1997, when the portfolio totaled $23.9 billion. Since the second quarter of 1997, the portfolio has grown due to originations of $15.8 billion, reduced by servicing released sales of $1.7 billion and principal reductions and payoffs of $5.9 billion from payments received in the normal course of business. Mortgage servicing fees increased 23 percent from the second quarter of 1997 (from $22.4 million to $27.5 million). No servicing rights were sold during the second quarter of 1998 and only a minimal amount was sold in the second quarter of 1997.

The growth in mortgage miscellaneous income is related to gains from the sale of interests in a multi-family joint venture, repositioning servicing hedges, and income generated from a strategy of early repurchase of delinquent loans.

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. Fee income in capital markets grew 51 percent (from $20.0 million to $30.2 million) over the second quarter of 1997. Total securities bought and sold increased 107 percent over the same period in 1997 (from $46.0 billion to $95.2 billion). This growth in volume reflects an expanded product mix. Total underwritings during the second quarter of 1998 were $7.1 billion compared with $4.8 billion for the same period in 1997. For the second quarter of 1998, capital markets again ranked as one of the top five underwriters of U.S. government agency debt. The increase in fee income came from growth in underwriting activity, strong performance in the regional offices and the continued expansion of the customer base. During the second quarter, as part of its customer expansion plan, First Tennessee Capital Markets opened an office in New York City. In addition, a corporate finance group was added during 1998 to provide additional financial services to customers.

Noninterest income from deposit transactions and cash management increased 5 percent from the second quarter of 1997 (from $21.6 million to $22.7 million). Since the second quarter of 1997, trust and investment management fees grew 40 percent (from $9.5 million to $13.3 million). This growth was primarily due to substantial sales growth, strong market performance, growth in assets under management, and acquisition activity (Martin & Company, L.P.). Assets under management grew from $6.1 billion in the second quarter of 1997 to $8.5 billion in the second quarter of 1998. Fee income from merchant processing declined 5 percent from the second quarter of 1997 (from $8.2 million to $7.7 million). The majority of this decline was due to a new outsourcing agreement in which equipment sales and lease fees and expenses which had previously been recorded separately are now being recorded as net revenue, thus showing a reduction in revenues when compared to the previous period. Cardholder fees increased 9 percent (from $4.9 million to $5.4 million) during this same period, as strong purchasing volume led to higher interchange collections partially offset by the collection of fewer late fees due to lower delinquencies.

All Other noninterest income increased 17 percent from the second quarter of 1997 (from $15.4 million to $18.1 million). Check clearing fees declined 39 percent (from $3.9 million to $2.4 million) due to the continuing impact of industry consolidations. Other service charges increased 74 percent (from $2.4 million to $4.2 million) and included strong growth in mutual fund sales, retail brokerage activity and servicing fees collected from securitized transactions. Insurance premiums and commissions increased 26 percent (from $1.5 million to $1.9 million) from the second quarter of 1997. Additionally, fees of $1.2 million were received from flood zone certifications, a new line of business acquired in July of 1997.

NET INTEREST INCOME
-------------------

Net interest income increased 11 percent (from $120.1 million to $133.2 million) from the second quarter of 1997, primarily due to the 22 percent increase in earning assets (from $11.3 billion to $13.8 billion). The consolidated net interest margin (margin) declined from 4.26 percent in the second quarter of 1997 to 3.86 percent in the second quarter of 1998, primarily from the build-up of the mortgage warehouse which produced 74 percent of the increase in earning assets. Growth in demand deposit accounts contributed to the improvement in the regional banking group's margin from 4.65 percent in the second quarter of 1997 to 4.86 percent in the second quarter of 1998. Table 2 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the overall margin for the second quarters of 1998 and 1997.

TABLE 2 - NET INTEREST MARGIN

                                                                Second Quarter
                                                              ------------------
                                                                1998      1997
--------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
  Yields on earning assets                                      8.23%     8.24%
  Rates paid on interest-bearing liabilities                    4.40      4.53
--------------------------------------------------------------------------------
  Net interest spread                                           3.83      3.71
--------------------------------------------------------------------------------
  Effect of interest-free sources                                .90       .84
  Loan fees                                                      .13       .10
--------------------------------------------------------------------------------
  Net interest margin - Regional banking group                  4.86%     4.65%
MORTGAGE BANKING                                                (.88)     (.32)
CAPITAL MARKETS                                                 (.13)     (.09)
TRANSACTION PROCESSING                                           .01       .02
--------------------------------------------------------------------------------
  Net interest margin                                           3.86%     4.26%
================================================================================

As shown in Table 2, the margin is affected by the activity levels and related funding for First Tennessee's specialty lines of business, as these nonbank business lines typically produce different margins than traditional banking activities. For example, in mortgage banking because the spread between the rates on mortgage loans temporarily in the warehouse and the related short-term funding rates is less than the comparable spread earned in the regional banking group, the overall margin is compressed. Consequently, as the warehouse volume increases, the margin also compresses. Capital markets tends to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets which effectively eliminates net interest income on these positions. As a result, First Tennessee's consolidated margin cannot be readily compared to that of other bank holding companies.

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for the second quarter of 1998 increased 39 percent (from $186.1 million to $258.4 million) over the same period in 1997. Employee compensation, incentives, and benefits (personnel expense), the largest category, increased 37 percent (from $96.8 million to $132.8 million). Personnel expense includes commissions paid in several lines of business such as capital markets and mortgage banking. As sales and/or origination volumes increase or decrease or the product mix changes in these business lines, the commissions change accordingly. Table 3 provides a breakdown of total expenses by business line.

TABLE 3 - OPERATING EXPENSE COMPOSITION

                                                            Second Quarter
                                                            --------------      Growth
(Dollars in millions)                                       1998      1997     Rate (%)
---------------------------------------------------------------------------------------
Regional banking group                                     $100.5    $ 87.4      15.0
Mortgage banking                                            119.2      68.5      74.0
Capital markets                                              23.5      15.6      51.1
Transaction processing                                       15.2      14.6       3.9
----------------------------------------------------------------------------
  Total operating expense                                  $258.4    $186.1      38.9
======================================================================================

The increase in operating expense in mortgage banking accounted for 70 percent of the overall expense growth. Mortgage banking expense growth was driven by increased loan production volume and the larger servicing portfolio. Capital markets accounted for 11 percent of the overall expense growth. Excluding mortgage banking and capital markets, overall operating expenses increased 13 percent from the second quarter of 1997. Investments in expanding consumer lending beyond our traditional markets, growth in our insurance business, technology investments, and the consolidation of our merchant processing operation contributed to this growth rate.

As a result of a larger servicing portfolio and increased payoffs, amortization of capitalized mortgage servicing rights increased 185 percent (from $8.7 million to $24.6 million). All Other expense consists of many smaller categories such as contract employment, supplies, travel and entertainment, Fed service fees, foreclosed real estate expenses, deposit insurance premiums, contributions, and other. Since the second quarter of 1997, All Other expense increased 46 percent (from $31.4 million to $45.8 million). The majority of this growth was related to mortgage banking.

INCOME TAXES
------------

The effective tax rate for the second quarter of 1998 was 34.8 percent compared with 37.0 percent for the second quarter of 1997. The lower tax rate in 1998 primarily came from the implementation of tax planning strategies.

PROVISION FOR LOAN LOSSES/ASSET QUALITY
---------------------------------------


The provision for loan losses increased 2 percent (from $12.5 million to $12.8 million) from June 30, 1997, and reflects the change in the loan mix due to securitizations, inherent risk in the loan portfolio, and loan growth. The ratio of allowance for loan losses to loans was 1.63 percent at June 30, 1998, compared with 1.54 percent at June 30, 1997.

The ratio of net charge-offs to average loans improved from .54 percent for the second quarter of 1997 to .47 percent for the second quarter of 1998 and the credit card receivables charge-off ratio improved from 5.15 percent to 4.12 percent over this same period. The ratio of nonperforming loans to total loans decreased to .27 percent for the second quarter of 1998 compared with .48 percent for the same period in 1997. At June 30, 1998, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry. Additional asset quality information is provided in Table 4 - Asset Quality Information and Table 5 - Charge-off Ratios.

TABLE 4 - ASSET QUALITY INFORMATION

                                                                                         June 30
                                                                               -------------------------
(Dollars in thousands)                                                             1998           1997
--------------------------------------------------------------------------------------------------------
Nonperforming loans(F1)                                                        $   21,262     $   38,327
Foreclosed real estate(F2)                                                         20,923         14,410
Other assets                                                                          214            227
--------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                   $   42,399     $   52,964
--------------------------------------------------------------------------------------------------------
Loans and leases 90 days past due                                              $   27,192     $   31,449
Potential problem assets(F3)                                                   $   66,194     $   77,926

ALLOWANCE FOR CREDIT LOSSES:
  Beginning balance at March 31                                                $  130,026     $  121,688
    Provision for loan losses                                                      12,785         12,504
    Securitization                                                                 (3,575)            --
    Charge-offs                                                                   (11,739)       (12,960)
    Loan recoveries                                                                 2,361          2,226
--------------------------------------------------------------------------------------------------------
  Ending balance at June 30                                                    $  129,858     $  123,458
--------------------------------------------------------------------------------------------------------
Allowance to total loans                                                             1.63%          1.54%
Nonperforming loans to total loans                                                    .27            .48
Nonperforming assets to total loans,
  foreclosed real estate and other assets                                             .53            .66
Allowance to nonperforming assets                                                     306            233
--------------------------------------------------------------------------------------------------------

[FN]
(F1) Includes $13.0 million and $26.8 million in 1998 and 1997, respectively, in mortgage banking.
(F2) Includes $16.6 million and $9.7 million in 1998 and 1997, respectively, in mortgage banking.
(F3) Includes loans and leases 90 days past due.



TABLE 5 - CHARGE-OFF RATIOS

                                                                                        Second Quarter
                                                                                     -------------------
                                                                                     1998           1997
--------------------------------------------------------------------------------------------------------
Commercial and commercial real estate                                                 .01%           .09%
Consumer                                                                              .30            .35
Credit card receivables                                                              4.12           5.15
Permanent mortgage(F1)                                                               (.05)          (.01)
--------------------------------------------------------------------------------------------------------
Total net charge-offs excluding repurchased mortgages                                 .39%           .52%
Impact of repurchased mortgages                                                       .08            .02
--------------------------------------------------------------------------------------------------------
Total net charge-offs                                                                 .47%           .54%
--------------------------------------------------------------------------------------------------------

[FN]
(F1) Excludes mortgage loans repurchased to correct file documentation in order to certify loan pools.

BALANCE SHEET


LOANS AND DEPOSITS
------------------

As previously discussed, for a more complete understanding of loan growth trends it is helpful to analyze information on a "reported" as well as a "managed" basis. "Reported" information is derived from consolidated financial statements which have been prepared in conformity with generally accepted accounting principles. "Managed" information treats consumer loans securitized and sold with servicing retained and loans securitized through the REMIC and held by First Tennessee as if they had not been securitized and/or sold. "Managed" information does not include the mortgage banking servicing portfolio. Table 6 - Selected Loans includes information for reported and managed assets and Table 7
- Investment Securities includes reported information and information excluding the REMIC.

At June 30, 1998, First Tennessee reported total assets of $16.6 billion compared with $13.7 billion at June 30, 1997. Mortgage loans held for sale (mortgage warehouse) increased 205 percent (from $.8 billion to $2.5 billion) from June 30, 1997. The growth in the period-end balance sheet was funded by an increase in core deposits of 11 percent (from $8.2 billion to $9.1 billion) and a 42 percent increase in purchased funds (from $3.6 billion to $5.1 billion).

TABLE 6 - SELECTED LOANS

                                               1998
                                                As                      Growth       1998        Growth
(Dollars in millions)                        Reported      1997        Rate (%)   Managed(F1)   Rate (%)
--------------------------------------------------------------------------------------------------------
JUNE 30 PERIOD-END
Consumer loans                               $2,615.3    $2,751.4        (4.9)     $ 3,030.4      10.1
Permanent mortgages                             366.7       636.9       (42.4)         676.2       6.2
Total loans                                   7,945.8     8,006.5         (.8)       8,670.4       8.3
--------------------------------------------------------------------------------------------------------
SECOND QUARTER AVERAGES
Consumer loans                               $2,674.4    $2,730.1        (2.0)       2,965.0       8.6
Permanent mortgages                             453.0       627.1       (27.8)         665.2       6.1
Total loans                                   8,055.5     7,889.4         2.1        8,558.3       8.5
--------------------------------------------------------------------------------------------------------
YEAR-TO-DATE AVERAGES
Consumer loans                               $2,776.3    $2,715.1         2.3        2,922.4       7.6
Permanent mortgages                             560.4       628.7       (10.9)         667.1       6.1
Total loans                                   8,211.3     7,816.7         5.0        8,464.0       8.3
--------------------------------------------------------------------------------------------------------

[FN]
(F1) Excludes managed loans in the mortgage banking servicing portfolio.


TABLE 7 - INVESTMENT SECURITIES

                                               1998                                1998
                                                AS                    Growth     EXCLUDING      Growth
(Dollars in millions)                        REPORTED      1997      Rate (%)      REMIC       Rate (%)
-------------------------------------------------------------------------------------------------------
June 30 period-end                           $2,649.0    $2,141.0      23.7      $1,965.0        (8.2)
Second quarter averages                       2,422.1     2,162.4      12.0       1,950.2        (9.8)
Year-to-date averages                         2,261.5     2,182.5       3.6       2,024.2        (7.3)
-------------------------------------------------------------------------------------------------------

Average total assets grew 24 percent (from $13.0 billion to $16.1 billion) and average commercial loans increased 8 percent (from $3.6 billion to $3.9 billion) and represented 49 percent of total loans. Consumer loans represented 33 percent of total loans. The 31 percent increase (from $.3 billion to $.4 billion) in real estate construction loans came primarily from growth in residential construction loans originated by mortgage banking. Average credit card receivables grew slightly with 2 percent growth (from $.5 billion to $.6 billion). Strong origination volume was the reason the mortgage warehouse grew 227 percent (from $.8 billion to $2.7 billion) during this same period.

Since the second quarter of 1997, average core deposits grew 8 percent (from $8.3 billion to $8.9 billion) and interest-bearing core deposits grew 4 percent (from $6.1 billion to $6.3 billion). Noninterest-bearing deposits grew 20 percent (from $2.2 billion to $2.6 billion) over this same period with growth in mortgage escrow balances accounting for 59 percent of this increase. Purchased funds were up 64 percent (from $3.4 billion to $5.5 billion) from the previous year. This increase was primarily due to growth in the mortgage warehouse and a higher balance of nonearning assets.

CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) at June 30, 1998, was $1,085.5 million, up 11 percent from June 30, 1997. Shareholders' equity (excluding the qualifying capital securities) was $985.5 million at June 30, 1998, an increase of 12 percent from $880.9 million at June 30, 1997.

Average shareholders' equity increased 12 percent (from $852.7 million to $953.5 million) since the second quarter of 1997. Despite the increase in shareholders' equity, the capital ratios declined as a result of the 24 percent increase in average assets which resulted from the 227 percent growth in the mortgage warehouse. The average total capital to average assets ratio was 6.53 percent and the average shareholders' equity to average assets ratio was 5.91 percent for the second quarter of 1998. This compares with 7.33 percent and 6.56 percent, respectively, for the second quarter of 1997. Excluding the effects of unrealized market valuations, the average total capital to average assets ratio would have been 6.45 percent and the average shareholders' equity to average assets ratio would have been 5.83 percent for the second quarter of 1998.

At June 30, 1998, the corporation's Tier 1 capital ratio was 8.07 percent, the total capital ratio was 11.31 percent and the leverage ratio was 5.91 percent. On June 30, 1998, First Tennessee's bank affiliates had sufficient capital to qualify as well capitalized institutions.

OFF-BALANCE SHEET ACTIVITY

In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into "Lending related," "Mortgage banking," "Interest rate risk management," and "Capital markets" as noted in Table 8.

TABLE 8 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT JUNE 30, 1998

(Dollars in millions)                                                       Notional value
------------------------------------------------------------------------------------------
LENDING RELATED:
Commitments to extend credit:
  Consumer credit card lines                                                   $1,902.9
  Consumer home equity                                                            481.2
  Commercial real estate and construction
    and land development                                                          396.0
  Mortgage banking                                                              1,864.4
  Other                                                                         1,812.6

Other commitments:
  Standby letters of credit                                                       483.8
  Commercial letters of credit                                                     13.2
  Foreign exchange contracts - net position                                         0.3

MORTGAGE BANKING:
Mortgage pipeline and warehouse hedging:
  Interest rate contracts:
      Forward contracts - commitments to sell                                   3,293.5
      Option contracts - put options purchased(F1)                                 49.0

Servicing portfolio hedging:
  Interest rate contracts:
      Floors - purchased(F1)                                                    8,325.0
      Floors - written                                                          1,750.0
      Caps - purchased(F1)                                                      1,000.0
      Caps - written                                                            1,000.0

INTEREST RATE RISK MANAGEMENT:
  Interest rate contracts:
      Swaps - receive fixed/pay floating                                          501.0
      Swaps - receive floating/pay fixed                                          150.0
      Caps - purchased                                                             20.0
      Caps - written                                                               20.0
  Equity contracts:
      Purchased options                                                             1.9

CAPITAL MARKETS:
  Forward contracts:
      Commitments to buy                                                        2,258.4
      Commitments to sell                                                       2,552.9
Securities underwriting commitments                                                 2.2
------------------------------------------------------------------------------------------

[FN]
(F1) Mortgage banking purchased interest rate contracts had a value of $52.2 million recognized in the Consolidated Statements of Condition at June 30, 1998.

SIX MONTH REVIEW (comparison of first six months of 1998 to first six months of
1997)

* Earnings for 1998 were $99.1 million, up 17 percent from last year's earnings of $84.9 million.

* Diluted earnings per share (adjusted for the 1998 two-for-one stock split) were $.75 in 1998, up 17 percent over the $.64 earned in 1997. Basic earnings per share were $.77 in 1998 and $.66 in 1997.

* Return on average shareholders' equity was 20.9 percent in 1998 compared with a return of 20.0 percent in 1997 and return on average assets was 1.29 percent in 1998 compared with 1.33 percent in 1997.

* Total revenues grew 27 percent with growth in fee income of 40 percent and growth in net interest income of 11 percent. Mortgage banking and capital markets led the increase in fee income with growth of 55 percent and 69 percent, respectively.

*    The consolidated net interest margin was 3.94 percent in 1998 compared with
     4.25 percent in 1997.

INCOME STATEMENT REVIEW
-----------------------

Noninterest income, excluding securities gains and losses, increased 40 percent (from $293.0 million to $410.0 million) over the same period last year. Fee income represented 61 percent of total revenues during the first six months of 1998 and 56 percent for the same period in 1997. Mortgage banking fee income grew 55 percent (from $139.1 million to $215.1 million). See Table 1 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 69 percent (from $40.5 million to $68.2 million) from 1997, reflecting a record six-month period. The increase was principally due to increased underwriting activity and customer base expansion. For the first six months of 1998, fee income in deposit transactions and cash management grew 5 percent (from $40.8 million to $42.8 million). The 36 percent increase in trust services and investment service fees (from $18.8 million to $25.5 million) was principally due to acquisition activity and strong market performance. Merchant processing fees were relatively flat at $14.9 million, and cardholder fees increased 5 percent (from $9.4 million to $9.9 million). All Other income and commissions increased 14 percent (from $29.5 million to $33.6 million). Other service charges increased 41 percent (from $5.1 million to $7.2 million) while check clearing fees declined 42 percent (from $7.8 million to $4.5 million). The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 10 percent (from $236.8 million to $261.4 million) from the first six months of 1997. Year-to-date consolidated margin declined from 4.25 percent in 1997 to 3.94 in 1998, primarily from the build-up of the mortgage warehouse which produced 66 percent of the 19 percent increase in earning assets year-over-year. In the regional banking group the year-to-date margin improved from 4.63 percent in 1997 to 4.81 percent in 1998.

The provision for loan losses increased 5 percent (from $25.0 million to $26.3 million) from the previous year. The increase reflects the change in loan mix due to securitizations, the inherent risk in the loan portfolio and a higher amount of allowance commensurate with loan growth.

Noninterest expense increased 34 percent (from $366.4 million to $489.3 million). Excluding the commission-based businesses of mortgage banking and capital markets, total noninterest expense increased 10 percent. Personnel expense, the largest category, increased 29 percent (from $190.7 million to $246.4 million). Personnel expense includes commissions paid in several lines of business such as capital markets and mortgage banking. As sales and/or origination volumes increase or decrease or the product mix changes in these business lines, the commissions change accordingly. Personnel expense increased 36 percent in mortgage banking and 78 percent in capital markets comparing the six-month period in 1997 to the same period in 1998. Due to a larger servicing portfolio and higher prepayments, amortization expense of mortgage servicing rights increased 140 percent (from $17.5 million to $41.9 million).

BALANCE SHEET REVIEW
--------------------

Average total assets grew 21 percent (from $12.9 billion to $15.5 billion) and average loans grew 5 percent (from $7.8 billion to $8.2 billion) from the first six months of 1997. Average commercial loans increased 8 percent (from $3.6 billion to $3.9 billion), average consumer loans grew 2 percent (from $2.7 billion to $2.8 billion) and average credit card receivables grew 2 percent with a balance of approximately $.5 billion for both periods. The permanent mortgage portfolio decreased 11 percent with a balance of approximately $.6 billion for both periods. Real estate construction loans grew 34 percent (from $.3 billion to $.4 billion). The increase in real estate construction loans came primarily from growth in residential construction loans originated by mortgage banking. Average investment securities increased 4 percent (from $2.2 billion to $2.3 billion) from 1997. With the strong origination volume, the mortgage warehouse grew 177 percent (from $.8 billion to $2.2 billion). For a better understanding of the growth trends in these balances refer to Table - 6 Selected Loans and Table 7 - Investment Securities.

Average core deposits increased 7 percent (from $8.3 billion to $8.9 billion) and interest-bearing core deposits increased 4 percent (from $6.1 billion to $6.4 billion). Noninterest-bearing deposits increased 18 percent (from $2.1 billion to $2.5 billion). Purchased funds increased 55 percent (from $3.2 billion to $5.0 billion) for the six-month period.

Year 2000
---------

First Tennessee began planning its Year 2000 conversion process in 1995. Among other things, the process included the formation of a company-wide project office that meets regularly to coordinate and review the status of conversion initiatives. A comprehensive review to identify the systems affected by this issue was completed, estimated cost projections were determined and an implementation plan was compiled and is currently being executed and is on schedule. As a result of the tasks already completed, First Tennessee expects to either modify or replace certain existing systems. In addition, based on business plans to meet and exceed future customer needs, as well as growth and expansion expectations, new systems are being purchased which will be Year 2000 compliant. Adequate training, testing and production integration will occur early in 1999. First Tennessee is also actively working to assess the compliance efforts of its major external counterparties and vendors. Based upon current information, management presently believes that specific costs related to First Tennessee's Year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of First Tennessee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis included as Item 2 of Part 1 of this report and to Note 1 of the Consolidated Financial Statements and the "Risk Management
- Interest Rate Risk Management" Subsection of the Management's Discussion and Analysis section contained in Financial Information Appendix to the Corporation's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on April 21, 1998, filed March 19, 1998.

                                    Part II.

                                OTHER INFORMATION

Items 1, 2, 3, and 5.

As of the end of the second quarter, 1998, the answers to Items 1, 2, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 4 - Submission of Matters to a Vote of Security Holders.

(a)  The Company's Annual Meeting of Shareholders was held April 21, 1998.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for election to Class II (Messrs. Blattberg, Glass, Kelley, and Rose). The Class II nominees were elected for a three-year term or until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Cantu, Cates, Haslam, Horn, Martin, Orgill, Palmer and Sansom.

(c) At the Annual Meeting, the shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for the year 1998. The shareholder vote was as follows:

                                                 For                 Withheld
1.   Nominees (Class II)                         ---                 --------
         Robert C. Blattberg                     108,389,298         305,366
         J. Kenneth Glass                        108,432,267         262,397
         John C. Kelley, Jr.                     108,397,668         296,996
         Michael D. Rose                         108,397,200         297,467


                                                 For                 Withheld          Abstain
                                                 ---                 --------          -------

2.   Ratification of Auditors                    108,000,521         323,520           370,623

There were no "broker non-votes" with respect to any of the nominees or the ratification of auditors and no abstentions with respect to any of the nominees.

Item 6 - Exhibits and Reports on Form 8-K.

(a) Exhibits furnished in accordance with the provisions of the Exhibit Table of Item 601 of Regulation S-K are included as described in the Exhibit Index which is a part of this report. Exhibits not listed in the Exhibit Index are omitted because they are inapplicable.


(b)  No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST TENNESSEE NATIONAL CORPORATION
                                            ------------------------------------
                                                        (Registrant)

DATE:  8/13/98                               By:     Elbert L. Thomas Jr.
     ---------------------                      --------------------------------
                                                     Elbert L. Thomas Jr.
                                                 Executive Vice President and
                                                    Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                  Exhibit Description                        Page No.
-----------                  -------------------                        --------
*10(i)            Amended and Restated Pension Restoration
                  Plan, as amended and restated 4-21-98 attached
                  as Exhibit 10(i) to the Corporation's Quarterly
                  Report on Form 10-Q for the quarter ended
                  3-31-98, and incorporated herein by reference.

27                Financial Data Schedule (for SEC use only).           Filed Herewith

[FN]
* A management contract or compensatory plan or arrangement required to be filed as an exhibit.