Form 10-Q
period 1998-09-30
FIRST TENNESSEE NATIONAL CORP
filed 1998-11-12
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

    (Mark one)
                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                       OR
                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------
Commission file number   0-4491
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

Yes  x    No
   -----    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                          128,231,006
-----------------------------                -------------------------------
           Class                             Outstanding at October 31, 1998

                      FIRST TENNESSEE NATIONAL CORPORATION

                                      INDEX




Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

Exhibit 3(b)

Exhibit 27

                                     PART I.
                                     ------
                              FINANCIAL INFORMATION


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

CONSOLIDATED STATEMENTS OF CONDITION                                               First Tennessee National Corporation
------------------------------------------------------------------------------------------------------------------------
                                                                              September 30               December 31
                                                                         ------------------------        -----------
(Dollars in thousands)(Unaudited)                                          1998            1997              1997
-------------------------------------------------------------------------------------------------        -----------
ASSETS:
Cash and due from banks                                              $   726,605      $   730,013        $   775,760
Federal funds sold and securities
   purchased under agreements to resell                                  134,011          240,150            225,861
-------------------------------------------------------------------------------------------------        -----------
          Total cash and cash equivalents                                860,616          970,163          1,001,621
-------------------------------------------------------------------------------------------------        -----------
Investment in bank time deposits                                           2,786            1,672              2,522
Capital markets inventory                                                397,980          315,199            253,240
Mortgage loans held for sale                                           2,841,957        1,033,648          1,240,648
Securities available for sale                                          1,910,299        2,040,983          2,133,303
Securities held to maturity (market value of
   $686,156 at September 30, 1998; $58,242 at
   September 30, 1997; and $54,323 at December 31, 1997)                 684,491           57,298             53,230
Loans, net of unearned income                                          8,315,716        8,082,274          8,311,350
     Less:  Allowance for loan losses                                    135,413          123,875            125,859
-------------------------------------------------------------------------------------------------        -----------
          Total net loans                                              8,180,303        7,958,399          8,185,491
-------------------------------------------------------------------------------------------------        -----------
Premises and equipment, net                                              236,908          201,356            206,895
Real estate acquired by foreclosure                                       15,513           12,352             12,202
Mortgage servicing rights, net                                           518,991          368,037            408,921
Intangible assets, net                                                   129,052          112,611            112,411
Capital markets receivables and other assets                           1,469,113        1,010,729            777,413
-------------------------------------------------------------------------------------------------        -----------
          TOTAL ASSETS                                               $17,248,009      $14,082,447        $14,387,897
=================================================================================================        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Interest-bearing                                                $ 8,384,401      $ 6,910,607        $ 7,135,733
     Noninterest-bearing                                               2,716,088        2,346,463          2,536,046
-------------------------------------------------------------------------------------------------        -----------
          Total deposits                                              11,100,489        9,257,070          9,671,779
-------------------------------------------------------------------------------------------------        -----------
Federal funds purchased and securities
  sold under agreements to repurchase                                  2,136,500        1,909,928          2,085,679
Commercial paper and other short-term borrowings                       1,336,243          731,765            702,388
Capital markets payables and other liabilities                         1,257,096          994,858            705,062
Term borrowings                                                          266,468          180,343            168,893
-------------------------------------------------------------------------------------------------        -----------
          Total liabilities                                           16,096,796       13,073,964         13,333,801
-------------------------------------------------------------------------------------------------        -----------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                       100,000          100,000            100,000
-------------------------------------------------------------------------------------------------        -----------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                              --               --                 --
Common stock - $.625 par value (shares authorized -
   400,000,000; shares issued - 128,087,054 at
   September 30, 1998; 128,119,620 at September 30, 1997;
   and 128,209,142 at December 31, 1997)                                  80,054           80,075             80,131
Capital surplus                                                           78,128           44,574             49,536
Undivided profits                                                        867,918          779,653            811,396
Accumulated other comprehensive income                                    25,392            6,799             15,333
Deferred compensation on restricted stock incentive plans                 (1,434)          (2,618)            (2,300)
Deferred compensation obligation                                           1,155               --                 --
-------------------------------------------------------------------------------------------------        -----------
          Total shareholders' equity                                   1,051,213          908,483            954,096
-------------------------------------------------------------------------------------------------        -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $17,248,009      $14,082,447        $14,387,897
=================================================================================================        ===========

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                              First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30                           September 30
                                                            --------------------------------    -----------------------------------
(Dollars in thousands except per share data)(Unaudited)           1998               1997                1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                   $    181,038      $     178,530       $     541,827     $     518,752
Interest on investment securities:
  Taxable                                                          42,654             33,307             115,324           102,164
  Tax-exempt                                                          895              1,100               2,838             3,466
Interest on mortgage loans held for sale                           51,112             21,680             130,170            52,398
Interest on capital markets inventory                               9,351              3,661              21,442             9,613
Interest on other earning assets                                    3,217              3,467               9,828             8,590
----------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                   288,267            241,745             821,429           694,983
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                           1,812              2,035               5,466             6,236
  Checking interest and money market account                       28,317             23,185              85,415            68,167
  Certificates of deposit under $100,000 and other time            35,921             40,164             110,581           120,818
  Certificates of deposit $100,000 and more                        29,836             11,782              72,790            35,829
Interest on short-term borrowings                                  52,482             37,084             139,053            93,547
Interest on term borrowings                                         5,238              3,887              14,134            12,251
----------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                  153,606            118,137             427,439           336,848
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               134,661            123,608             393,990           358,135
Provision for loan losses                                          13,127             12,753              39,427            37,783
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               121,534            110,855             354,563           320,352
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                  160,063             88,402             375,120           227,537
Capital markets                                                    35,370             28,903             103,590            69,358
Deposit transactions and cash management                           23,358             22,327              66,125            63,109
Trust services and investment management                           12,619             10,805              38,080            29,573
Merchant processing                                                10,074              8,575              25,023            23,488
Cardholder fees                                                     5,392              4,941              15,258            14,358
Equity securities gains/(losses)                                       --                 (1)                 38              (841)
Debt securities gains/(losses)                                          9                (22)                (91)               58
All other income and commissions                                   21,035             16,416              54,677            45,959
----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                267,920            180,346             677,820           472,599
----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES             389,454            291,201           1,032,383           792,951
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                   145,038            109,542             391,452           300,202
Operations services                                                14,931             12,205              42,889            35,504
Occupancy                                                          13,543             10,995              36,958            32,621
Equipment rentals, depreciation, and maintenance                   11,636              9,789              32,023            29,223
Amortization of mortgage servicing rights                          28,851              9,371              70,796            26,862
Communications and courier                                         10,636              8,745              30,340            26,234
Advertising and public relations                                    7,398              4,370              18,628            13,739
Amortization of intangible assets                                   2,726              2,419               8,021             7,229
All other                                                          57,948             36,660             150,878            98,866
----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                               292,707            204,096             781,985           570,480
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         96,747             87,105             250,398           222,471
Applicable income taxes                                            34,927             32,417              89,477            82,856
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $     61,820      $      54,688       $     160,921     $     139,615
==================================================================================================================================
EARNINGS PER SHARE                                           $        .48      $         .43       $        1.26     $        1.09
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                   $        .47      $         .42       $        1.22     $        1.06
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                           128,264,415        128,098,162         128,104,556       128,420,938
----------------------------------------------------------------------------------------------------------------------------------

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF                                          First Tennessee
SHAREHOLDERS' EQUITY                                           National Corporation
-----------------------------------------------------------------------------------
(Dollars in thousands)                                     1998              1997
-----------------------------------------------------------------------------------
BALANCE, JANUARY 1                                     $   954,096        $ 954,526

Comprehensive income:
   Net income                                              160,921          139,615
   Other comprehensive income, net of tax:
      Unrealized market adjustments, net of
         reclassification adjustment                        10,059            4,102
-----------------------------------------------------------------------------------
Comprehensive income                                       170,980          143,717
-----------------------------------------------------------------------------------
Cash dividends declared                                    (63,369)         (58,199)
Common stock issued:
   Keystone Mortgage, Inc. acquisition                       5,221               --
   Federal Flood Certification Corporation
    acquisition                                                 --            1,362
   For exercise of stock options                            17,868           16,537
Tax benefit from non-qualified stock options                15,315               --
Common stock repurchased                                   (61,835)        (156,781)
Amortization of deferred compensation
  on restricted stock incentive plans                          988              957
Other                                                       11,949            6,364
-----------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30                                  $ 1,051,213        $ 908,483
===================================================================================

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                           First Tennessee National Corporation
----------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended September 30
                                                                   ---------------------------------
(Dollars in thousands)(Unaudited)                                        1998                1997
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                           $   160,921         $   139,615
Adjustments to reconcile net income to net cash
  Provided/(used) by operating activities:
      Provision for loan losses                                           39,427              37,783
      Provision for deferred income tax                                   48,158              39,608
      Depreciation and amortization of premises
         and equipment                                                    27,931              24,086
      Amortization of mortgage servicing rights                           70,796              26,862
      Amortization of intangible assets                                    8,021               7,229
      Net other amortization and accretion                                 9,393               3,767
      Market value adjustment on foreclosed property                      13,250               3,745
      Gain on sale of securitized loans                                     (643)                 --
      Equity securities (gains)/losses                                       (38)                841
      Debt securities (gains)/losses                                          91                 (58)
      Net gain on disposal of fixed assets                                  (385)               (816)
      Gain on sale of bank branches                                         (567)
      Net increase in:
        Capital markets securities inventory                            (144,740)           (164,797)
        Mortgage loans held for sale                                  (1,599,573)           (246,286)
        Capital markets receivables                                     (341,203)           (358,028)
        Interest receivable                                              (14,859)             (8,544)
        Other assets                                                    (532,390)           (186,491)
      Net increase/(decrease) in:
        Capital markets payables                                         273,909             338,314
        Interest payable                                                  (7,675)              3,739
        Other liabilities                                                268,180              39,288
----------------------------------------------------------------------------------------------------
        Total adjustments                                             (1,882,917)           (439,758)
----------------------------------------------------------------------------------------------------
        Net cash used by operating activities                         (1,721,996)           (300,143)
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
    Maturities                                                            86,291               8,586
    Purchases                                                                 --                  --
Available for sale securities:
    Sales                                                                 42,387             121,301
    Maturities                                                           640,262             441,996
    Purchases                                                           (439,318)           (421,497)
Premises and equipment:
    Sales                                                                  1,872               4,134
    Purchases                                                            (55,382)            (42,593)
Net decrease in loans                                                   (845,589)           (393,251)
(Increase)/decrease in investment in bank time deposits                     (264)                250
Proceeds from loan securitizations                                        72,756                  --
Sale of bank branches, net of cash and cash equivalents                   (7,654)                 --
Acquisitions, net of cash and cash equivalents acquired                   (9,311)                 --
----------------------------------------------------------------------------------------------------
        Net cash used by investing activities                           (513,950)           (281,074)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
    Exercise of stock options                                             18,111              16,599
    Cash dividends                                                       (84,587)            (59,122)
    Repurchase shares                                                    (61,854)           (156,781)
Term Borrowings:
    Issuance                                                              99,218
    Payments                                                              (1,811)            (54,430)
Issuance of guaranteed preferred beneficial interests
  in First Tennessee's junior subordinated debentures                         --             100,000
Net increase in:
    Deposits                                                           1,441,188             224,008
    Short-term borrowings                                                684,676             383,137
----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                      2,094,941             453,411
----------------------------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents                       (141,005)           (127,806)
----------------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period               1,001,621           1,097,969
----------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                   $   860,616         $   970,163
====================================================================================================
Total interest paid                                                  $   434,922         $   332,855
Total income taxes paid                                                   22,499              43,248
----------------------------------------------------------------------------------------------------

[FN]
See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

         The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1998 Proxy Statement & 1997 Financial Information.

         Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from options granted under First Tennessee National Corporation's (First Tennessee) stock option plans had been issued. First Tennessee utilizes the treasury stock method in this calculation. All per share amounts have been restated for the effect of the February 20, 1998, two-for-one stock split.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999; which for First Tennessee will mean the first quarter of 2000. Earlier adoption is allowed. Because of the complexity of this standard and uncertainties associated with predicting future derivative usage and related fair values, it is not practicable at this time to predict what the impact of adopting this Statement will be to First Tennessee's financial position and results of operations.

NOTE 2 - BUSINESS COMBINATIONS

         On July 1, 1998, First Tennessee acquired Keystone Mortgage, Inc. (Keystone) of Kirkland, Washington, and merged Keystone with and into FT Mortgage Companies, an indirect, wholly-owned subsidiary of First Tennessee. First Tennessee will issue approximately 192,000 shares of its common stock for this acquisition which was accounted for as a purchase and was immaterial to First Tennessee.

NOTE 3 - REMIC SECURITIES

         Through the use of a Real Estate Mortgage Investment Conduit (REMIC), First Tennessee securitized certain consumer real estate loans in the second quarter of 1998. These securitized loans are now classified as held-to-maturity investment securities. The following tables provide maturity and market value information on the REMIC securities as of September 30, 1998:

                                                            At September 30, 1998
                                    ----------------------------------------------------------------
                                                       Gross               Gross          Estimated
                                    Amortized        Unrealized          Unrealized          Fair
(Dollars in thousands)                Cost             Gains               Losses            Value
----------------------------------------------------------------------------------------------------
REMIC securities                    $637,863            $7,077            $(6,766)          $638,174
====================================================================================================



                                                                            As of September 30, 1998
                                                                          ---------------------------
                                                                                REMIC Securities
                                                                          ---------------------------
By Contractual Maturity                                                   Amortized        Estimated
(Dollars in thousands)                                                       Cost          Fair Value
-----------------------------------------------------------------------------------------------------
After 5 years; within 10 years                                             $440,309          $445,126
After 10 years                                                              197,554           193,048
-----------------------------------------------------------------------------------------------------
        Total                                                              $637,863          $638,174
=====================================================================================================

NOTE 4 -- LOANS
    The composition of the loan portfolio at September 30 is detailed below:

(Dollars in thousands)                                        1998              1997
---------------------------------------------------------------------------------------
Commercial                                                 $4,076,573        $3,692,179
Consumer*                                                   2,832,518         2,810,802
Permanent mortgage*                                           408,034           653,054
Credit card receivables                                       573,248           541,151
Real estate construction                                      397,686           347,262
Nonaccrual - Regional banking group                             8,437            11,671
Nonaccrual - Mortgage banking                                  19,220            26,155
---------------------------------------------------------------------------------------
     Loans, net of unearned income                          8,315,716         8,082,274
             Allowance for loan losses                        135,413           123,875
---------------------------------------------------------------------------------------
               Total net loans                             $8,180,303        $7,958,399
=======================================================================================

[FN]
*As a result of the Real Estate Mortgage Investment Conduit (REMIC) certain securitized consumer and permanent mortgage loans are now classified as REMIC securities.

    The following table presents information concerning nonperforming loans at September 30:

(Dollars in thousands)                                        1998              1997
---------------------------------------------------------------------------------------
Impaired loans                                             $    9,270        $   11,179
Other nonaccrual loans                                         18,387            26,647
---------------------------------------------------------------------------------------
       Total nonperforming loans                           $   27,657        $   37,826
=======================================================================================

[FN]
At September 30, 1997, there were $196,000 of restructured impaired loans.

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

                                             Three Months Ended       Nine Months Ended
                                                 September 30           September 30
                                            --------------------------------------------
(Dollars in thousands)                        1998         1997         1998        1997
----------------------------------------------------------------------------------------
Total interest on impaired loans            $  488      $    57       $  845     $   454
Average balance of impaired loans            8,668       10,218        8,904      11,417
----------------------------------------------------------------------------------------

    An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 1998 and 1997, is summarized as follows:

(Dollars in thousands)                    Non-impaired       Impaired       Total
-----------------------------------------------------------------------------------
Balance at December 31, 1996                $ 114,217        $ 3,531      $ 117,748
Provision for loan losses                      33,982          3,801         37,783
Charge-offs                                    34,760          3,374         38,134
  Less loan recoveries                          6,362            116          6,478
-----------------------------------------------------------------------------------
       Net charge-offs                         28,398          3,258         31,656
-----------------------------------------------------------------------------------
Balance at September 30, 1997               $ 119,801        $ 4,074      $ 123,875
===================================================================================
Balance at December 31, 1997                $ 122,107        $ 3,752      $ 125,859
Allowance from acquisitions                       140             --            140
Provision for loan losses                      39,487            (60)        39,427
Securitization adjustment                      (3,575)            --         (3,575)
Charge-offs                                    33,562          1,634         35,196
  Less loan recoveries                          8,126            632          8,758
-----------------------------------------------------------------------------------
       Net charge-offs                         25,436          1,002         26,438
-----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998               $ 132,723        $ 2,690      $ 135,413
===================================================================================

NOTE 5 -- TERM BORROWINGS

     The following table presents information pertaining to term borrowings (debt with original maturities greater than one year) for First Tennessee and its subsidiaries:

                                                                September 30         December 31
                                                           -----------------------   -----------
(Dollars in thousands)(Unaudited)                            1998           1997         1997
----------------------------------------------------------------------------------   -----------
FIRST TENNESSEE NATIONAL CORPORATION:
Subordinated capital notes:
   Matures on June 1, 1999--10 3/8%                        $ 74,940       $ 74,850   $    74,873
   Matures on November 15, 2005--6 3/4%                      74,418         74,336        74,356
FIRST TENNESSEE BANK NATIONAL ASSOCIATION:
Notes payable to Federal Home Loan Bank:
   Matures on January 29, 1999--7.95%                        15,000         15,000        15,000
   Matures through 2009--8.10%                                2,233          2,433         2,383
   Matures on January 1, 2028--4.00%                             41             --            --
   Matures on May 1, 2028--4.00%                                 40             --            --
   Matured through 1998--7.50%                                   --          2,739         1,383
   Matured on October 3, 1997--8.05%                             --         10,000            --
Subordinated capital notes:
   Matures on April 1, 2008--6.40%                           99,257             --            --
Industrial development bond payable to City of
      Alcoa, Tennessee; matures 1999--6.50%                     100            200           200
CLEVELAND BANK AND TRUST COMPANY:
Industrial development bond payable to City of
      Cleveland, Tennessee; matures through 1999--
      65% of prime                                              439            785           698
----------------------------------------------------------------------------------   -----------
        TOTAL                                              $266,468       $180,343   $   168,893
==================================================================================   ===========

NOTE 6 - EARNINGS PER SHARE

     The following table shows a reconciliation of earnings per share to diluted earnings per share. All share and per share data have been adjusted to reflect the 1998 two-for-one stock split.

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30                        September 30
                                                           ------------------------------      ------------------------------
(Dollars in thousands, except per share data)                  1998              1997              1998              1997
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION:
Net income                                                 $     61,820      $     54,688      $    160,921      $    139,615

Weighted average shares outstanding                         127,987,844       128,098,162       127,965,200       128,420,938
Shares attributable to deferred compensation                    276,571                --           139,356                --
-----------------------------------------------------------------------------------------------------------------------------
   Total weighted average shares per income statement       128,264,415       128,098,162       128,104,556       128,420,938

Earnings per share                                         $        .48      $        .43      $       1.26      $       1.09
-----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                 $     61,820      $     54,688      $    160,921      $    139,615

Weighted average shares outstanding                         128,264,415       128,098,162       128,104,556       128,420,938
Dilutive effect due to stock options                          3,215,503         3,663,280         3,669,142         3,485,818
-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted            131,479,918       131,761,442       131,773,698       131,906,756
Diluted earnings per share                                 $        .47      $        .42      $       1.22      $       1.06
-----------------------------------------------------------------------------------------------------------------------------

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


INTRODUCTION

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three-month and nine-month periods ended September 30, 1998, compared to the three-month and nine-month periods ended September 30, 1997. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1997 financial statements, notes, and management's discussion and analysis is provided as an appendix to the 1998 proxy statement.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
--------------------------------------------------------------

Management's discussion and analysis may contain forward-looking statements with respect to First Tennessee's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements not based on historical information but rather relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions, are subject to change. Examples of uncertainties and contingencies, include, among other important factors, general and local economic and business conditions; interest rates, markets and monetary fluctuations; inflation; competition within and without the financial services industry; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating loans, including prepayment risks and fluctuating collateral values and changes in customer profiles. Uncertainties regarding changes in technology and future acquisitions can also affect results. Additionally, the policies of the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in managing the risks involved in the foregoing could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.


SECURITIZATION ACTIVITY

During the second quarter of 1998, First Tennessee Bank National Association (FTBNA) securitized a portion of its direct automobile loan receivables. Also during the second quarter, FTBNA securitized a portion of its consumer real estate loans through the use of a Real Estate Mortgage Investment Conduit (REMIC). All of the interests in the REMIC are owned by subsidiaries of First Tennessee, including FTBNA. This transaction affects categorization of individual line items on the balance sheet. Consequently, loans have been reduced and investment securities have been increased.

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

THIRD QUARTER OVERVIEW (comparison of third quarter 1998 to third quarter
1997)

* Earnings for 1998 were $61.8 million, up 13 percent from last year's earnings of $54.7 million.

* Diluted earnings per share (adjusted for the 1998 two-for-one stock split) were $.47 in 1998, up 12 percent over the $.42 earned in 1997. Basic earnings per share were $.48 in 1998 compared with $.43 in 1997.

*  Return on average shareholders' equity was 24.4 percent in 1998 compared with
   24.6 percent in 1997, and return on average assets was 1.45 percent in 1998 compared with 1.61 percent in 1997. The decline in the return on average assets was attributable to the 25 percent growth in average assets, of which 51 percent was in the mortgage warehouse.

* Total revenues grew 32 percent with growth in fee income of 49 percent and growth in net interest income of 9 percent. Mortgage banking and capital markets led the increase in fee income with growth of 81 percent and 22 percent, respectively.

*  The consolidated net interest margin was 3.75 percent in 1998 compared with
   4.24 percent in 1997. The lower margin was primarily related to the growth in the mortgage warehouse.

* Nonperforming assets improved in both mortgage banking and the regional banking group from the previous year.

* At September 30, 1998, First Tennessee was ranked in the top 50 bank holding companies nationally in market capitalization ($3.5 billion) and assets ($17.2 billion). FT Mortgage Companies was ranked in the top 10 nationally in retail mortgage originations, and First Tennessee Capital Markets was again one of the top five underwriters of U.S. agency debt in the third quarter.


INCOME STATEMENT ANALYSIS

NONINTEREST INCOME
------------------

Fee income (noninterest income excluding securities gains and losses) provides the majority of First Tennessee's revenue. During the third quarter of 1998, fee income increased 49 percent (from $180.4 million to $267.9 million) and contributed 67 percent to total revenue. Fee income contributed 59 percent to total revenue for the third quarter of 1997.

Mortgage banking fee income, First Tennessee's largest contributing business line to noninterest income, grew 81 percent (from $88.4 million to $160.1 million) from the third quarter of 1997 as shown in Table 1. The increase came primarily from the mortgage origination function (loan origination fees and secondary marketing activities).


TABLE 1 - MORTGAGE BANKING

                                               Third Quarter                           Nine Months
                                       --------------------------     Growth    --------------------------    Growth
(Dollars in millions)                       1998           1997      Rate (%)      1998           1997       Rate (%)
---------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Secondary marketing activities       $      69.8    $      35.1       98.8    $     157.6    $      84.1       87.3
  Loan origination fees                       41.0           24.1       69.6          100.3           61.0       64.3
  Servicing fees                              30.8           23.4       31.9           83.6           69.5       20.4
  Sale of mortgage servicing rights             --            1.8         NM             --            5.1         NM
  Miscellaneous                               18.5            4.0      366.3           33.6            7.8      330.4
---------------------------------------------------------------------------------------------------------------------
      Total noninterest income               160.1           88.4       81.1          375.1          227.5       64.9
=====================================================================================================================
  Mortgage loan originations           $   5,636.3    $   3,028.9       86.1    $  15,175.4    $   7,368.1      106.0
  Servicing portfolio                  $  35,292.6    $  25,672.2       37.5    $  35,292.6    $  25,672.2       37.5
---------------------------------------------------------------------------------------------------------------------

[FN]
NM = not meaningful

Income derived from the mortgage origination function (loan origination fees plus secondary marketing activities) increased 87 percent from the third quarter of 1997 (from $59.2 million to $110.8 million), as FT Mortgage Companies originated a record $5.6 billion of mortgage loans in the third quarter of 1998. FT Mortgage Companies continued to be ranked as one of the top 10 retail mortgage originators in the nation. A favorable interest rate environment and a strong real estate market led to increased mortgage originations. This level of originations was an 86 percent increase over the $3.0 billion of mortgage loans originated in the third quarter of 1997 and resulted in 88 percent more loans sold into the secondary market than in 1997. The higher volume of sales accounted for most of the 99 percent increase in income from secondary marketing activities coupled with more profitable execution of trades stemming from more favorable interest rates. Refinance activity accounted for approximately 47 percent of total loan originations in the third quarter of 1998, compared with 26 percent in the third quarter of 1997.

The servicing portfolio totaled $35.3 billion at September 30, 1998, up 37 percent from September 30, 1997, when the portfolio totaled $25.7 billion. Since the third quarter of 1997, the portfolio has grown due to originations of $18.4 billion, reduced by servicing released sales of $1.7 billion and principal reductions and payoffs of $7.1 billion from payments received in the normal course of business. Mortgage servicing fees increased 32 percent from the third quarter of 1997 (from $23.4 million to $30.8 million). No servicing rights were sold during the third quarter of 1998 and only a minimal amount was sold in the third quarter of 1997.

The increase in mortgage miscellaneous income relates primarily to recognized gains from hedging the servicing portfolio. The recognized gains from hedge activities will vary from period to period depending on the interest rate environment and market conditions. Servicing hedges are used to protect the value of the servicing portfolio which can erode when declining interest rates accelerate expected prepayments.

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. Fee income in capital markets grew 22 percent (from $28.9 million to $35.4 million) over the third quarter of 1997. Total securities bought and sold increased 73 percent over the same period in 1997 (from $63.0 billion to $109.1 billion). The increased core volume growth, paralleling the growth in revenue, came from strong performance in all of the offices including the recently opened New York office, continued expansion of the customer base and additional product penetration. The majority of the remaining volume growth was due to additional emphasis on short-term U. S. agency notes. Total underwritings during the third quarter of 1998 were $12.8 billion compared with $8.5 billion for the same period in 1997. For the third quarter of 1998, capital markets again ranked as one of the top five underwriters of U.S. government agency debt.

Noninterest income from deposit transactions and cash management increased 5 percent from the third quarter of 1997 (from $22.3 million to $23.4 million). Since the third quarter of 1997, trust and investment management fees grew 17 percent (from $10.8 million to $12.6 million). This growth was primarily due to growth in assets under management and acquisition activity (Martin & Company, L.P.). Assets under management grew from $6.4 billion in the third quarter of 1997 to $8.2 billion in the third quarter of 1998. Due to higher volume, fee income from merchant processing increased 17 percent from the third quarter of 1997 (from $8.6 million to $10.1 million). In addition, equipment sales and lease fees and expenses, which had previously been recorded separately, are now being recorded as net revenue due to a new outsourcing agreement. Cardholder fees increased 9 percent (from $4.9 million to $5.4 million) during this same period, as strong purchasing volume led to higher interchange collections partially offset by the collection of fewer late fees due to lower delinquencies.

All other noninterest income increased 28 percent from the third quarter of 1997 (from $16.4 million to $21.0 million). Other service charges increased 48 percent (from $2.7 million to $4.0 million) and included strong growth in investment/mutual fund sales and servicing fees collected from securitized transactions. Insurance premiums and commissions increased 26 percent (from $1.7 million to $2.1 million) from the third quarter of 1997. While check clearing fees declined 14 percent (from $2.9 million to $2.5 million) from the previous year due to the continuing impact of industry consolidations, these fees have shown a steady improvement during 1998. The remainder of the growth was spread over several categories including gains related to foreclosures, fees received from flood zone certifications, and a gain on the sale of two Mississippi bank branches.


NET INTEREST INCOME
-------------------

Net interest income increased 9 percent (from $124.7 million to $135.7 million) from the third quarter of 1997, primarily due to the 23 percent increase in earning assets (from $11.7 billion to $14.4 billion). The consolidated net interest margin (margin) declined from 4.24 percent in the third quarter of 1997 to 3.75 percent in the third quarter of 1998, primarily from the build-up of the mortgage warehouse which produced almost 65 percent of the increase in earning assets. Growth in demand deposit accounts contributed to the improvement in the regional banking group's margin from 4.74 percent in the third quarter of 1997 to 4.87 percent in the third quarter of 1998. Table 2 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the third quarters of 1998 and 1997.


TABLE 2 - NET INTEREST MARGIN

                                                             Third Quarter
                                                         ---------------------
                                                           1998           1997
------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                                8.23%          8.29 %
   Rates paid on interest-bearing liabilities              4.38           4.55
------------------------------------------------------------------------------
   Net interest spread                                     3.85           3.74
------------------------------------------------------------------------------
   Effect of interest-free sources                          .89            .89
   Loan fees                                                .13            .11
------------------------------------------------------------------------------
    Net interest margin - Regional banking group           4.87%          4.74 %
MORTGAGE BANKING                                           (.95)          (.38)
CAPITAL MARKETS                                            (.20)          (.14)
TRANSACTION PROCESSING                                      .03            .02
------------------------------------------------------------------------------
  Net interest margin                                      3.75%          4.24 %
==============================================================================

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


NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for the third quarter of 1998 increased 43 percent (from $204.1 million to $292.7 million) over the same period in 1997. Table 3 provides a breakdown of total expenses by business line.


TABLE 3 - OPERATING EXPENSE COMPOSITION

                                           Third Quarter
                                     -----------------------------   Growth
(Dollars in millions)                   1998           1997         Rate (%)
----------------------------------------------------------------------------
Regional banking group                 $104.7        $ 90.1            16.3
Mortgage banking                        144.7          77.9            85.7
Capital markets                          26.6          21.4            24.3
Transaction processing                   16.7          14.7            13.5
---------------------------------------------------------------------------
  Total operating expense              $292.7        $204.1            43.4
===========================================================================

The increase in operating expense in mortgage banking accounted for 75 percent of the overall expense growth. Mortgage banking expense growth was mainly in personnel from increased loan production and amortization expense due to the larger servicing portfolio and prepayments. Capital markets accounted for 6 percent of the overall expense growth. Excluding mortgage banking and capital markets, overall operating expenses increased 16 percent from the third quarter of 1997. Investments in expanding consumer lending beyond our traditional markets, growth in our insurance business, consolidation expenses of our merchant processing operation, and technology contributed to this growth rate.

Employee compensation, incentives, and benefits (personnel expense), the largest category of noninterest expense, increased 32 percent (from $109.5 million to $145.0 million). Personnel expense includes commissions paid in several lines of business such as capital markets and mortgage banking. As sales and/or origination volumes increase or decrease or the product mix changes in these business lines, the commissions change accordingly. Excluding these business lines, personnel expense increased 13 percent largely due to market expansion in our other business lines.

As a result of a larger servicing portfolio and additional prepayments, amortization of capitalized mortgage servicing rights increased 208 percent (from $9.4 million to $28.9 million). All other expense consists of numerous categories such as contract employment, supplies, travel and entertainment, foreclosed real estate expenses, legal and professional fees, and other. Since the third quarter of 1997, all other expense increased 58 percent (from $36.7 million to $57.9 million). The majority of this growth was related to mortgage banking. Excluding mortgage banking, all other expense increased 17 percent from the third quarter of 1997 and was spread out over a number of categories.


PROVISION FOR LOAN LOSSES/ASSET QUALITY
---------------------------------------

The provision for loan losses increased 3 percent (from $12.8 million to $13.1 million) from third quarter 1997, and reflects loan growth and inherent risk in the loan portfolio. The ratio of allowance for loan losses to loans was 1.63 percent at September 30, 1998, compared with 1.53 percent at September 30, 1997. Additional asset quality information is provided in Table 4 - Asset Quality Information and Table 5 - Charge-off Ratios.

TABLE 4 - ASSET QUALITY INFORMATION

                                                                  September 30
                                                          ----------------------------
(Dollars in thousands)                                      1998                 1997
--------------------------------------------------------------------------------------
Nonperforming loans*                                       $27,657             $37,826
Foreclosed real estate**                                    15,513              12,352
Other assets                                                   207                 221
--------------------------------------------------------------------------------------
  Total nonperforming assets                               $43,377             $50,399
======================================================================================

Loans and leases 90 days past due                          $34,012             $30,298
Potential problem assets***                                $70,464             $72,362

                                                                  Third Quarter
                                                          -----------------------------
                                                            1998                 1997
                                                          -----------------------------
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance at June 30                              $129,858            $ 123,458
    Provision for loan losses                               13,127               12,753
    Allowance from acquisition                                 140                   --
    Charge-offs                                            (11,081)             (14,521)
    Loan recoveries                                          3,369                2,185
---------------------------------------------------------------------------------------
Ending balance at September 30                            $135,413            $ 123,875
=======================================================================================
                                                                   September 30
                                                          -----------------------------
                                                            1998                 1997
                                                          -----------------------------
Allowance to total loans                                      1.63%             1.53%
Nonperforming loans to total loans                             .33               .47
Nonperforming assets to total loans, foreclosed real
  estate and other assets                                      .52               .62
Allowance to nonperforming assets                              312               246
---------------------------------------------------------------------------------------

[FN]
  *Includes $19.2 million and $26.2 million in 1998 and 1997, respectively, in mortgage banking.
 **Includes $10.8 million and $7.4 million in 1998 and 1997, respectively, in mortgage banking.
***Includes loans and leases 90 days past due.

The ratio of net charge-offs to average loans improved from .62 percent for the third quarter of 1997 to .38 percent for the third quarter of 1998. The credit card receivables charge-off ratio improved from 4.54 percent to 3.52 percent over this same period and reached its lowest level since the first quarter of 1996. The favorable change in the commercial and commercial real estate charge-off ratio to a net recovery position for the third quarter of 1998 was due to several recoveries during the quarter. The ratio of nonperforming loans to total loans decreased to .33 percent for the third quarter of 1998 compared with .47 percent for the same period in 1997. At September 30, 1998, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.


TABLE 5 - CHARGE-OFF RATIOS

                                                                   Third Quarter
                                                           -----------------------------
                                                               1998                1997
----------------------------------------------------------------------------------------
Commercial and commercial real estate                          (.04)%                .17%
Consumer                                                        .36                  .39
Credit card receivables                                        3.52                 4.54
Permanent mortgage*                                             .01                  .18
========================================================================================

Total net charge-offs excluding repurchased mortgages           .35 %                .55%
Impact of repurchased mortgages                                 .03                  .07
----------------------------------------------------------------------------------------
Total net charge-offs                                           .38 %                .62%
========================================================================================

[FN]
*Excludes mortgage loans repurchased beginning the first quarter of 1997 to correct file documentation in order to certify loan pools. This occurred principally from the consolidation of five separate mortgage operations during 1996.

BALANCE SHEET

LOANS AND DEPOSITS
------------------

As previously discussed, for a more complete understanding of loan growth trends it is helpful to analyze information on a "reported" as well as a "managed" basis. "Reported" information is derived from consolidated financial statements that have been prepared in conformity with generally accepted accounting principles. "Managed" information treats consumer loans securitized and sold with servicing retained and loans securitized through the REMIC and held by First Tennessee as if they had not been securitized and/or sold. "Managed" information does not include the mortgage banking servicing portfolio. Table 6 - Selected Loans includes information for reported and managed assets and Table 7
- Investment Securities includes reported information and information excluding the REMIC.

At September 30, 1998, First Tennessee reported total assets of $17.2 billion compared with $14.1 billion at September 30, 1997. Mortgage loans held for sale (mortgage warehouse) increased 175 percent (from $1.0 billion to $2.8 billion) from September 30, 1997. An increase in core deposits of 7 percent (from $8.4 billion to $9.0 billion) and a 61 percent increase in short-term purchased funds (from $3.5 billion to $5.6 billion) funded the growth in the period-end balance sheet.


TABLE 6 - SELECTED LOANS

                               1998
                                AS                       Growth        1998      Growth
(Dollars in millions)         REPORTED        1997       Rate (%)     MANAGED*   Rate (%)
-----------------------------------------------------------------------------------------
SEPTEMBER 30 PERIOD-END
Consumer loans              $  2,832.5    $  2,810.8        .8     $  3,209.3      14.2
Permanent mortgages              408.0         653.1     (37.5)         697.3       6.8
Total loans                    8,315.7       8,082.3       2.9        8,981.8      11.1
-----------------------------------------------------------------------------------------
THIRD QUARTER AVERAGES
Consumer loans              $  2,698.7    $  2,781.3      (3.0)    $  3,094.5      11.3
Permanent mortgages              390.9         640.7     (39.0)         690.8       7.8
Total loans                    8,102.2       8,014.9       1.1        8,797.9       9.8
-----------------------------------------------------------------------------------------
YEAR-TO-DATE AVERAGES
Consumer loans              $  2,750.1    $  2,737.4        .5     $  2,980.4       8.9
Permanent mortgages              503.2         632.7     (20.5)         675.1       6.7
Total loans                    8,174.5       7,883.5       3.7        8,576.6       8.8
-----------------------------------------------------------------------------------------

[FN]
*Excludes managed loans in the mortgage banking servicing portfolio.


TABLE 7 - INVESTMENT SECURITIES

                                                                       1998
                               1998                                  EXCLUDING
                                AS                       Growth    SECURITIZATION    Growth
(Dollars in millions)        REPORTED        1997        Rate (%)     ACTIVITY      Rate (%)
----------------------------------------------------------------------------------------------
September 30 period-end     $  2,594.8    $  2,098.3      23.7      $  1,956.8       (6.7)
Third quarter averages         2,615.8       2,102.7      24.4         1,950.7       (7.2)
Year-to-date averages          2,380.9       2,155.6      10.5         1,999.4       (7.2)
----------------------------------------------------------------------------------------------

Average total assets grew 25 percent (from $13.5 billion to $16.9 billion) from the third quarter of 1997. Due to strong origination volume, the mortgage warehouse increased 154 percent (from $1.1 billion to $2.9 billion) and accounted for over 50 percent of the increase in total assets. For the third quarter of 1998, managed total loans grew 10 percent (from $8.0 billion to $8.8 billion). Average commercial loans increased 9 percent (from $3.7 billion to $4.0 billion) and represented 46 percent of total managed loans. This increase was above the national average and was due to growth in a number of different industries. The 11 percent increase in managed consumer loans (from $2.8 billion to $3.1 billion) came primarily from real estate-related lending, and these loans represented 35 percent of total managed loans. Managed permanent mortgage loans increased 8 percent (from $.6 billion to $.7 billion), with the majority of the growth originated by mortgage banking. In addition, most of the 20 percent increase (from $.3 billion to $.4 billion) in average real estate construction loans came from growth in residential construction loans originated by mortgage banking. Average credit card receivables grew 5 percent (from $.5 billion to $.6 billion). Average investment securities increased 24 percent from third quarter 1997 (from $2.1 billion to $2.6 billion). Table 7 - Investment Securities shows the impact the securitization activity had on this growth rate.

Since the third quarter of 1997, average core deposits grew 8 percent (from $8.3 billion to $9.0 billion) and interest-bearing core deposits grew 4 percent (from $6.1 billion to $6.3 billion). Noninterest-bearing deposits grew 20 percent (from $2.2 billion to $2.7 billion) over this same period with growth in mortgage escrow balances accounting for 53 percent of this increase. Short-term purchased funds were up 67 percent (from $3.6 billion to $5.9 billion) from the previous year, and were primarily used to fund the growth in the mortgage warehouse.


CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) at September 30, 1998, was $1.2 billion, up 14 percent from September 30, 1997. Shareholders' equity (excluding the qualifying capital securities) was $1.1 billion at September 30, 1998, an increase of 16 percent from $.9 billion at September 30, 1997.

Average shareholders' equity increased 14 percent (from $.9 billion to $1.0 billion) since the third quarter of 1997. Despite the increase in shareholders' equity, the capital ratios declined as a result of the 25 percent increase in average assets driven by the 154 percent growth in the mortgage warehouse. The average total capital to average assets ratio was 6.55 percent and the average shareholders' equity to average assets ratio was 5.96 percent for the third quarter of 1998. This compares with 7.29 percent and 6.55 percent, respectively, for the third quarter of 1997. Excluding the effects of unrealized market valuations, the average total capital to average assets ratio would have been
6.46 percent and the average shareholders' equity to average assets ratio would have been 5.87 percent for the third quarter of 1998.

At September 30, 1998, the corporation's Tier 1 capital ratio was 8.51 percent, the total capital ratio was 11.72 percent and the leverage ratio was 6.08 percent. On September 30, 1998, First Tennessee's bank affiliates had sufficient capital to qualify as well capitalized institutions.


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

TABLE 8 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT SEPTEMBER 30, 1998

(Dollars in millions)                                                                                     Notional value
------------------------------------------------------------------------------------------------------------------------
LENDING RELATED:
Commitments to extend credit:
   Consumer credit card lines                                                                                 $2,038.3
   Consumer home equity                                                                                          505.8
   Commercial real estate and construction and land development                                                  400.7
   Mortgage banking                                                                                            2,902.2
   Other                                                                                                       1,815.3

Other commitments:
   Standby letters of credit                                                                                     463.6
   Commercial letters of credit                                                                                   12.6
   Foreign exchange contracts - net position                                                                        .3

MORTGAGE BANKING:
Mortgage pipeline and warehouse hedging:
   Interest rate contracts:
       Forward contracts - commitments to sell                                                                 3,514.9
       Option contracts:
            Put options purchased*                                                                                55.0
            Call options written                                                                                 100.0
Servicing portfolio hedging:
   Interest rate contracts:
       Floors - purchased*                                                                                     9,575.0
       Floors - written                                                                                        6,600.0

INTEREST RATE RISK MANAGEMENT:
   Interest rate contracts:
       Swaps - receive fixed/pay floating                                                                        617.0
       Swaps - receive floating/pay floating                                                                     150.0
       Caps - purchased                                                                                           20.0
       Caps - written                                                                                             20.0
   Equity contracts:
       Purchased options                                                                                           1.9

CAPITAL MARKETS:
   Forward contracts:
       Commitments to buy                                                                                      2,117.2
       Commitments to sell                                                                                     2,215.5
   Securities underwriting commitments                                                                              .2
----------------------------------------------------------------------------------------------------------------------

[FN]
*Mortgage banking purchased interest rate contracts had a value of $172.2 million recognized in the Consolidated Statements of Condition at September 30, 1998.

NINE MONTH REVIEW (comparison of first nine months of 1998 to first nine months of 1997)

* Earnings for 1998 were $160.9 million, up 15 percent from last year's earnings of $139.6 million.

* Diluted earnings per share (adjusted for the 1998 two-for-one stock split) were $1.22 in 1998, up 15 percent over the $1.06 earned in 1997. Basic earnings per share were $1.26 in 1998 and $1.09 in 1997.

* Return on average shareholders' equity was 22.1 percent in 1998 compared with a return of 21.5 percent in 1997 and return on average assets was 1.35 percent in 1998 compared with 1.43 percent in 1997. The decline in the return on average assets was attributable to the 22 percent growth in average assets, of which 52 percent was in the mortgage warehouse.

* Total revenues grew 29 percent with growth in fee income of 43 percent and growth in net interest income of 10 percent. Mortgage banking and capital markets led the increase in fee income with growth of 65 percent and 49 percent, respectively.

* The consolidated net interest margin was 3.87 percent in 1998 compared with 4.25 percent in 1997.

INCOME STATEMENT REVIEW
-----------------------

Noninterest income, excluding securities gains and losses, increased 43 percent (from $473.4 million to $677.9 million) over the same period last year. Fee income represented 63 percent of total revenues during the first nine months of 1998 and 57 percent for the same period in 1997. Mortgage banking fee income grew 65 percent (from $227.5 million to $375.1 million). See Table 1 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 49 percent (from $69.4 million to $103.6 million) from 1997, reflecting a record nine-month period. The increase was principally due to strong performance in all offices, increased underwriting activity, customer base expansion and additional emphasis on short-term agency notes. For the first nine months of 1998, fee income in deposit transactions and cash management grew 5 percent (from $63.1 million to $66.1 million). The 29 percent increase in trust services and investment service fees (from $29.6 million to $38.1 million) was principally due to acquisition activity, increased assets under management and strong market performance. Merchant processing fees increased 7 percent (from $23.5 million to $25.0 million), and cardholder fees increased 6 percent (from $14.4 million to $15.3 million). All other income and commissions increased 19 percent (from $46.0 million to $54.7 million). Other service charges increased 44 percent (from $7.8 million to $11.2 million) and insurance premiums and commissions increased 22 percent (from $4.7 million to $5.7 million). Check clearing fees declined 35 percent (from $10.7 million to $7.0 million). The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 10 percent (from $361.4 million to $397.0 million) from the first nine months of 1997. The year-to-date consolidated margin declined from 4.25 percent in 1997 to 3.87 in 1998, primarily from the build-up of the mortgage warehouse which produced 65 percent of the 20 percent increase in earning assets year-over-year. Growth in demand deposit accounts contributed to the year-to-date improvement in the regional banking group's margin from 4.67 percent in 1997 to 4.83 percent in 1998.

The provision for loan losses increased 4 percent (from $37.8 million to $39.4 million) from the previous year. The increase reflects the change in loan mix due to securitizations, the inherent risk in the loan portfolio and a higher amount of allowance commensurate with loan growth.

Noninterest expense increased 37 percent (from $570.5 million to $782.0 million) from the first nine months of 1997. Excluding the commission-based businesses of mortgage banking and capital markets, total noninterest expense increased 12 percent. Personnel expense, the largest category, increased 30 percent (from $300.2 million to $391.5 million). Excluding mortgage banking and capital markets, personnel expense increased 13 percent. Due to a larger servicing portfolio and higher prepayments, amortization expense of mortgage servicing rights increased 164 percent (from $26.9 million to $70.8 million). All other expense increased 53 percent (from $98.9 million to $150.9 million) primarily due to mortgage banking. Excluding this line of business, all other expense increased 11 percent over the same period last year. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.


BALANCE SHEET REVIEW
--------------------

Average total assets grew 22 percent (from $13.1 billion to $16.0 billion) year over year. With the strong origination volume, the mortgage warehouse grew 167 percent (from $.9 billion to $2.4 billion) and accounted for over 50 percent of the growth in total assets. Total managed loans grew 9 percent (from $7.9 billion to $8.6 billion) from the first nine months of 1997. Average commercial loans increased 8 percent (from $3.6 billion to $3.9 billion), average managed consumer loans grew 9 percent (from $2.7 billion to $3.0 billion) and average credit card receivables grew 3 percent (from $.5 billion to $.6 billion). Managed permanent mortgages increased 7 percent (from $.6 billion to $.7 billion). Real estate construction loans grew 29 percent (from $.3 billion to $.4 billion), primarily due to growth in residential construction loans originated by mortgage banking. For a better understanding of the impact securitizations had on these growth trends refer to Table 6 - Selected Loans. Due to the securitization activity, average investment securities increased 10 percent (from $2.2 billion to $2.4 billion) from 1997. Table 7 - Investment Securities discloses the impact securitization activity had on this growth rate.

Average core deposits increased 8 percent (from $8.3 billion to $8.9 billion) and interest-bearing core deposits increased 4 percent (from $6.1 billion to $6.3 billion). Noninterest-bearing deposits increased 19 percent (from $2.2 billion to $2.6 billion). Short-term purchased funds increased 61 percent (from $3.2 billion to $5.2 billion) for the nine-month period, primarily funding the growth in the mortgage warehouse.


YEAR 2000
---------
Many computer programs were originally designed to store and process data using two digits rather than four to define a calendar year. Any of First Tennessee's programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This "Year 2000 computer issue" can create risk for a company from unforeseen problems in its own computer systems and from the company's vendors and customers.

First Tennessee began planning its Year 2000 remediation strategy in 1995. Among other things, the process included the formation of a company-wide project team that meets regularly to coordinate and review the status of conversion initiatives. The main phases involved in the Year 2000 project are assessment, renovation, validation, and implementation. A comprehensive review to assess the systems affected by this issue has been completed, estimated cost projections have been determined and an implementation plan has been compiled. As a result of the assessment review, First Tennessee is in the process of modifying or replacing certain existing systems. New systems being acquired will provide new functionality to meet the expanding needs of customers and must be Year 2000 compliant.

Modifications to systems are made in the renovation phase. These modifications are then subjected to intensive testing during the next phase, the validation phase. Finally, after systems are adequately tested, the implementation phase begins. Training and product integration occur during this final phase to assure a smooth transition to the normal day-to-day operations. The completion of these phases is expected to occur early in 1999. As of September 30, 1998, First Tennessee had completed approximately 90 percent of renovation, 70 percent of validation and 65 percent of implementation for mission critical systems. For all systems, the completion status was approximately 85 percent renovated, 55 percent validated and 45 percent implemented. Management believes the efforts described above will provide reasonable assurance that its systems will be adequately prepared for the Year 2000.

Costs of new systems will be capitalized and amortized, and spending for maintenance and modification associated with Year 2000 will be expensed as incurred. The total gross cost of Year 2000 compliance is estimated to range from $35 million to $40 million, of which approximately $20 million had been incurred as of September 30, 1998, with approximately 70 percent of this being capitalized. Consistent with current corporate accounting policy, the capitalized costs will be amortized on a straight-line basis over a five-year period once the systems project is substantially complete and ready for its intended use.

As part of our Year 2000 preparedness, First Tennessee is also assessing business risks that potentially could arise from customers, vendors and government agencies who may fail to successfully complete renovation of their systems before January 1, 2000. The processes include periodic assessments of Year 2000 readiness of material credit customers, funds providers, financial market counterparties, and mission critical vendors. During 1998, First Tennessee has initiated a review with its large commercial customers to identify, assess and mitigate potential risks, including credit risk, associated with customers' failure to adequately address their Year 2000 issues. This assessment process is expected to be completed early in 1999. While First Tennessee continues to discuss these matters with, obtain written certification from, and test the systems of other companies as to their Year 2000 compliance, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999, would not have a material adverse effect on First Tennessee's business, financial condition or results of operations. However, our regular contingency planning processes will be adapted to prepare for the most significant potential risks from these external sources. The Office of the Comptroller of the Currency, which is our primary bank regulator, will be including a review of the risk assessments and contingency plans in its quarterly examination of Year 2000 preparedness. Our contingency plans will be adapted to include such items as outsourcing options, business resumption plans for all of the business units, identifying alternative sources of liquidity, and evaluating alternative manual processes. The adaptation and testing of these contingency plans should be finalized early in 1999.

The foregoing statements are forward looking. Actual results could differ because of several factors, including those set forth in the subsection entitled "Factors That May Affect Future Results and Financial Condition."


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis included as Item 2 of Part I of this report and to Note 1 of the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" Subsection of the Management's Discussion and Analysis section contained in the Financial Information Appendix to the Corporation's proxy statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on April 21, 1998, filed March 19, 1998.

                                    Part II.
                                OTHER INFORMATION

Items 1, 3, and 4.
------------------

As of the end of the third quarter, 1998, the answers to Items 1, 3, and 4 were either inapplicable or negative, and therefore, these items are omitted.

Item 2 - Changes in Securities.
-------------------------------

On July 1, 1998, the Corporation acquired Keystone Mortgage, Inc. ("Keystone"), Kirkland, Washington, and merged Keystone with and into FT Mortgage Companies, an indirect, wholly-owned subsidiary of the Corporation. At closing, the Corporation acquired from the 16 shareholders of Keystone all 1,000 shares of Keystone's common stock, no par value, in exchange for an initial closing payment of 144,531 shares of the Corporation's common stock, $0.625 par value. An estimated 47,000 additional shares of the Corporation's common stock will be issued to the shareholders of Keystone during the fourth quarter of 1998 in payment of the balance of the acquisition price. No underwriter was involved in the transaction. The shares were sold in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, based on the limited number of shareholders receiving the Corporation's common stock.

Item 5 - Other Information.
---------------------------

The Securities and Exchange Commission ("SEC") amended its proxy rules, generally effective June 29, 1998, to require a disclosure in issuer proxy statements of the date after which notice of a shareholder proposal submitted outside the SEC Rule 14(a)-8 proxy rule process is considered untimely, either calculated in a manner provided by SEC rules or as established by an issuer's advance notice bylaw provision, if any. Under the Corporation's advance notice bylaw provision, which was amended by the Board of Directors of the Corporation on October 21, 1998, procedures must be followed by a shareholder desiring to submit an item for vote at a shareholder meeting. The notice required by the proxy rules, which reflects the amendment to the advance bylaw notice provision and updates the disclosure in the Corporation's March 20, 1998 Proxy Statement, is as follows:

                              SHAREHOLDER PROPOSALS

If you intend to present a shareholder proposal at the 1999 Annual Meeting, it must be received by the Corporate Secretary, First Tennessee National Corporation, P.O. Box 84, Memphis, Tennessee 38101, not later than November 20, 1998, for inclusion in the proxy statement and form of proxy relating to that meeting.

In addition, Sections 2.8 and 3.6 of our Bylaws provide that a shareholder who wishes to nominate a person for election to the Board or submit a proposal at a shareholder meeting must comply with certain procedures, which require a written notification to us, generally not less than 90 nor more than 120 days prior to the date of the shareholder meeting. If, however, we give fewer than 100 days' notice or prior public disclosure of the shareholder meeting date to shareholders, then we must receive the shareholder notification not later than 10 days after the earlier of the date notice of the shareholder meeting was mailed or publicly disclosed. The shareholder must disclose certain information about the nominee or item proposed, the shareholder and any other shareholders known to support the nominee or proposal. As provided in the Corporation's bylaws, the date and time of the annual meeting shall be the third Tuesday in April, or if that day is a legal holiday, on the next succeeding business day not a legal holiday, at 10:00 a.m. Memphis time or such other day and/or at such other time as the Board of Directors may fix by resolution. The meeting date for 1999, computed according to the bylaws, is April 20, 1999.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits.

Exhibit No.             Description
-----------             -----------

3(b)                    Bylaws, as amended.
4                       Instruments defining the rights of security holders,
                        including indentures.*
27                      Financial Data Schedule (for SEC use only).


[FN]
*The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST TENNESSEE NATIONAL CORPORATION
                                       ------------------------------------
                                                  (Registrant)





DATE:      11/12/98                       By:Elbert L. Thomas Jr.
     ---------------------                   ------------------------------
                                             Elbert L. Thomas Jr.
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                 Exhibit Index

Exhibit No.         Description
-----------         -----------
3(b)                Bylaws, as amended.
4                   Instruments defining the rights of security holders,
                    including indentures.*
27                  Financial Data Schedule (for SEC use only).

[FN]
*The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.