Form 10-K
period 1998-12-31
FIRST TENNESSEE NATIONAL CORP
filed 1999-03-23
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998
                                     - or -
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the Transition period from __________ to__________

                         Commission File Number 000-4491

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

    $0.625 PAR VALUE COMMON CAPITAL STOCK (INCLUDING RIGHTS ATTACHED THERETO)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X   YES        NO
             ____        ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____


At February 26, 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $4.84 billion.

At February 26, 1999, the registrant had 129,809,484 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/20/99 - Parts I, II, III and IV.

                                     PART I

                                     ITEM 1


                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 1998, the Corporation had total assets of $18.7 billion and ranked third in terms of total assets among Tennessee-headquartered bank holding companies and ranked 39th nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services. The Corporation is engaged in the commercial banking business. Significant operations are also conducted in the mortgage banking, capital markets, and transaction processing divisions, which are described in more detail in the response to Item 7 of Part II hereof and Note 21 to the Consolidated Financial Statements. During 1998 approximately 65% of revenues were provided by fee income and approximately 35% of revenues were provided by net interest income. As a bank holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allow coordination of selected policies and activities.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 1998 it generated gross revenue (net interest income plus noninterest income) of approximately $1.5 billion and contributed 90% of consolidated net income from continuing operations. At December 31, 1998, the Bank had $17.8 billion in total assets, $11.0 billion in total deposits, and $12.3 billion in net loans. Within the State of Tennessee at December 31, 1998, the Bank led the state in deposit market share and lending, ranking first in deposit market share in four of the state's five metropolitan regions. Nationally, it ranked 51st among banks in terms of total assets as of September 30, 1998. On December 31, 1998, the Corporation's subsidiary banks had 302 banking locations (including 126 free-standing ATM machines) in 19 Tennessee counties, including all of the major metropolitan areas of the state, 14 banking locations (including 7 free-standing ATMs) in Mississippi and 7 banking locations (including 3 free-standing ATMs) in Arkansas. FT Mortgage Companies, a subsidiary of the Bank, and its affiliates, at December 31, 1998, provided mortgage banking services through approximately 151 offices in 31 states and ranked in the top 10 nationally in retail mortgage loan originations and in the top 20 nationally in mortgage loan servicing. First Tennessee Capital Markets, a division of the Bank, had at December 31, 1998, offices in 6 states and ranked as one of the leading underwriters of U.S. agency debt.

         An element of the Corporation's business strategy is to seek acquisitions that would enhance long-term shareholder value. The Corporation has an acquisitions department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy. Acquisitions which closed during the past three years are described in Note 2 to the Consolidated Financial Statements contained in an Appendix to the Corporation's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders scheduled for April 20, 1999 (herein referred to, including such Appendix, as the "1999 Proxy Statement"), which note is incorporated herein by reference.


         The Corporation provides the following services through its subsidiaries:

         - general banking services for consumers, businesses, financial institutions, and governments
         -        mortgage banking services
         - capital markets--primarily sales and underwriting of bank-eligible securities and mortgage loans and advisory services
         - transaction processing - merchant credit card and automated teller machine transaction processing, nationwide check clearing services, and transaction-oriented cash management products
         -        trust, fiduciary, and agency services
         -        credit card products
         - discount brokerage, brokerage, venture capital and equipment finance
         - investment and financial advisory services, including investment advisor to First Funds, a family of mutual funds
         -        mutual fund sales as agent
         -        insurance sales as agent
         -        check processing software and systems
         -        private mortgage reinsurance
         -        consumer finance lending.

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The Capital Markets division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer with offices in Memphis and Knoxville, Tennessee; Mobile, Alabama; Chicago, Illinois; Overland Park, Kansas; Dallas, Texas; and New York, New York. The subsidiary banks are supervised and regulated as described below. Highland Capital Management Corp, Martin and Company, Inc., and First Tennessee Brokerage, Inc., are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. is registered with the SEC and all states as a broker-dealer. FT Mortgage Companies is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller as well as various state regulators. First Tennessee Insurance Services ("FTIS"), a department of the Bank with offices in Dandridge, Tennessee, is licensed in several states as a non-resident insurance agency. Certain employees of FTIS are licensed as insurance agents in Tennessee and other states. FT Reinsurance Company is licensed by the state of Vermont as a monoline insurance company.

         Expenditures for research and development activities were not material for the years 1996, 1997 or 1998.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 1998, the Corporation and its subsidiaries had 10,214 full-time-equivalent employees, not including contract labor for certain services, such as guard and house-keeping.

         For additional information on the business of the Corporation, refer to the Management's Discussion and Analysis and Glossary sections contained in the 1999 Proxy Statement, which sections are incorporated herein by reference.

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

         In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquiror's principal state of operations without regard to whether the transaction is prohibited under state law. See " --Interstate Banking and Branching Legislation." Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 1998, the Corporation estimates that it held approximately 15% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee Bank to establish branches in any county in Tennessee. Management cannot predict the extent to which the business of the Corporation and its subsidiaries may be affected by recent federal and Tennessee legislation relating to interstate and intrastate acquisitions and branching activities.

         The Corporation's subsidiary banks (the "Subsidiary Banks") are subject to supervision and examination by applicable federal and state banking agencies. The Bank and First National Bank of Springdale, Springdale, Arkansas, are national banking associations subject to regulation and supervision by the Comptroller as their primary federal regulator. First Tennessee Bank National Association Mississippi, Southaven, Mississippi, merged with and into the Bank in December of 1998. The remaining Subsidiary Banks are Cleveland Bank and Trust Company, Cleveland, Tennessee, and Peoples and Union Bank, Lewisburg, Tennessee, which are Tennessee state-chartered banks, and Peoples Bank, Senatobia, Mississippi, and Planters Bank, Tunica, Mississippi, which are Mississippi state-chartered banks, none of which are members of the Federal Reserve System, and therefore are subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as well as state banking authorities. In addition, all of the Subsidiary Banks are insured by, and subject to regulation by, the FDIC. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

         At December 31, 1998, under dividend restrictions imposed under applicable federal and state laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $246 million. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation's total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving.

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

         Capital Adequacy

         The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off- balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1998, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 7.85% and 11.91%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 1998 was 5.54%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller or the FDIC, as the case may be. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1998. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See "--Prompt Corrective Action."

         The Federal Deposit Insurance Corporation Improvement Act of 1991 required each federal banking agency to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. On December 15, 1994, the federal banking agencies adopted amendments to their respective risk- based capital requirements that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. The amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors.

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

         The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

         The Corporation believes that at December 31, 1998 all of the Subsidiary Banks had sufficient capital to qualify as "well capitalized" under the regulatory capital requirements discussed above.

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

Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsection entitled "Deposits, Other Sources of Funds, and Liquidity Management," contained in the 1999 Proxy Statement, which sections are incorporated herein by reference.

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

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 1999 Proxy Statement; certain information not contained in the 1999 Proxy Statement, but required by Guide 3, is contained in the tables immediately following:

                      FIRST TENNESSEE NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                             BALANCES AT DECEMBER 31
                                   (Thousands)
                                   (Unaudited)


INVESTMENT PORTFOLIO                    1998            1997            1996
----------------------------------------------------------------------------
Mortgage-backed securities &
collateralized mortgage
  obligations                     $2,068,529      $1,641,918      $1,585,512
U.S. Treasury and other
  U.S. government agencies           151,215         366,012         472,106
States and political
  subdivisions                        60,807          76,620          92,031
Other                                145,738         101,983          89,885
----------------------------------------------------------------------------

          Total                   $2,426,289      $2,186,533      $2,239,534
============================================================================




LOAN PORTFOLIO                     1998            1997            1996            1995            1994
-------------------------------------------------------------------------------------------------------
Commercial                   $4,116,918      $3,768,554      $3,521,473      $3,330,929      $2,991,231
Consumer                      3,018,782       2,855,240       2,683,959       2,525,889       2,263,007
Credit card receivables         594,467         581,451         564,803         529,104         475,489
Real estate construction        375,890         404,196         297,797         238,863         160,368
Permanent mortgage              423,200         663,494         641,245         689,458         591,094
Nonaccrual                       27,807          38,415          18,926          19,040          16,853
-------------------------------------------------------------------------------------------------------

         Total               $8,557,064      $8,311,350      $7,728,203      $7,333,283      $6,498,042
=======================================================================================================

SHORT-TERM BORROWINGS AT DECEMBER 31        1998            1997            1996
(Dollars in thousands)
----------------------------------------------------------------------------------
Federal funds purchased
  and securities sold under
  agreements to repurchase              $2,912,018      $2,085,679      $1,881,187
Commercial paper                            23,203          23,176          22,648
Other short-term
  borrowings                             1,404,071         679,212         354,721
----------------------------------------------------------------------------------
         Total                          $4,339,292      $2,788,067      $2,258,556
==================================================================================



FOREIGN OUTSTANDINGS AT DECEMBER 31           1998                  1997                  1996
                                        -----------------     ------------------     ------------------
                                                  % Total                % Total               % Total
(Dollars in thousands)                  Amount     Assets      Amount     Assets     Amount      Assets
-------------------------------------------------------------------------------------------------------
BY COUNTRY:
Denmark                                 $6,000      .03%      $ 6,000      .04%      $6,000      .05%
Israel                                   1,313      .01         1,020      .01          999      .01
Saudi Arabia                               570       --            86       --          640       --
Canada                                     433       --           985      .01          741      .01
Switzerland                                 14       --         4,523      .03            4       --
Indonesia                                   --       --         1,318      .01           --       --
All other                                  863      .01         1,229      .01          359       --
-------------------------------------------------------------------------------------------------------
Total                                   $9,193      .05%      $15,161      .11%      $8,743      .07%
=======================================================================================================

BY TYPE:
Loans:
Banks and other financial
 institutions                           $7,971      .04%      $13,942      .10%      $7,341      .06%
Governments and other institutions       1,000      .01%        1,000      .01          999      .01
-------------------------------------------------------------------------------------------------------
     Total Loans                         8,971      .05%       14,942      .11        8,340      .07
Cash                                       129       --           199       --          286       --
Customers' acceptances                      93       --            20       --          117       --
Accrued interest receivable                 --       --            --       --           --       --
-------------------------------------------------------------------------------------------------------
Total                                   $9,193      .05%      $15,161      .11%      $8,743      .07%
=======================================================================================================


MATURITIES OF SHORT-TERM PURCHASED FUNDS AT DECEMBER 31, 1998

                                                   0-3            3-6          6-12       Over 12
(Dollars in thousands)                           Months         Months        Months       Months           Total
------------------------------------------------------------------------------------------------------------------
Certificates of deposit $100,000 and more      $1,807,875      $193,594      $ 99,577      $89,757      $2,190,803
Federal funds purchased and securities
 sold under agreements to repurchase            2,912,018            --            --           --       2,912,018
Commercial paper and other short-term
 borrowings                                       952,073       403,863        66,000        5,338       1,427,274
------------------------------------------------------------------------------------------------------------------
     Total                                     $5,671,966      $597,457      $165,577      $95,095      $6,530,095
==================================================================================================================



CONTRACTUAL MATURITIES OF COMMERCIAL AND NONACCRUAL LOANS AT DECEMBER 31, 1998

                                       Within      After 1 Year        After
(Dollars in thousands)                 1 Year     Within 5 Years      5 Years           Total
------------------------------------------------------------------------------------------------
Commercial                           $2,262,296      $1,478,304      $  376,318      $4,116,918
Real estate construction                264,322          83,587          27,981         375,890
Nonaccrual                               12,138           2,262          13,407          27,807
-----------------------------------------------------------------------------------------------
Total commercial and nonaccrual      $2,538,756      $1,564,153      $  417,706      $4,520,615
===============================================================================================

For maturities over one year:
   Interest rates - floating                         $1,075,449      $  282,943      $1,358,392
   Interest rates - fixed                               488,704         134,763         623,467
-----------------------------------------------------------------------------------------------
Total                                                $1,564,153      $  417,706      $1,981,859
===============================================================================================

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

                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 1999. The executive officers are elected at the April meeting of the Corporation's Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age                                                  Offices and Positions - Year First Elected to Office
------------                                                  ----------------------------------------------------
Susan Schmidt Bies                                            Executive Vice President (1985) and Auditor (1998)
Age: 51                                                       of the Corporation and the Bank
                                                              and Risk Management Manager (1995)

J. Kenneth Glass                                              President - Tennessee Banking Group
Age: 52                                                       of the Bank (1993) and Executive Vice President
                                                              of the Corporation (1995)

Ralph Horn                                                    Chairman of the Board (1996) and Chief Executive
Age:  57                                                      Officer (1994) of the Corporation and the Bank
                                                              and President of the Corporation (1991) and  the
                                                              Bank (1993)

Harry A. Johnson, III                                         Executive Vice President (1990) and
Age: 50                                                       General Counsel (1988) of the
                                                              Corporation and the Bank

James F. Keen                                                 Senior Vice President
Age: 48                                                       and Corporate Controller of the Corporation (1988)
                                                              and principal accounting officer

Name and Age                                                  Offices and Positions - Year First Elected to Office
------------                                                  ----------------------------------------------------
John C. Kelley. Jr.                                           President - Memphis Banking Group of
Age:  55                                                      the Bank (1993) and Executive Vice President of the
                                                              Corporation (1995)

George Perry Lewis                                            Executive Vice President of the
Age:  60                                                      Bank (1976) and Money Management
                                                              Group Manager (1984)

Sarah L. Meyerrose                                            Executive Vice President of the
Age:  43                                                      Corporation and the Bank and
                                                              Personnel Division Manager (1998)

John P. O'Connor, Jr.                                         Executive Vice President of the Corporation (1990)
Age:  55                                                      and the Bank (1987) and Chief Credit
                                                              Officer (1988)

Elbert L. Thomas, Jr.                                         Executive Vice President (1995) and
Age: 50                                                       Chief Financial Officer (1995)
                                                              of the Corporation and the Bank

         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Prior to February of 1995, Ms. Bies was Chief Financial Officer of the Corporation and Bank. Mr. Thomas was a Senior Vice President of the Corporation and the Bank prior to December 1995. From January of 1993 to February of 1995, Mr. Thomas was Manager of Corporate Development. From July of 1995 to June of 1998, Ms. Meyerrose was President, Kingsport/Bristol of the Bank, and prior to July of 1995 she was Executive Vice President - Retail, Johnson City of the Bank.

                                     PART II

                                     ITEM 5
                    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         (a)      Market for the Corporation's Common Stock:

         The Corporation's common stock, $0.625 par value, trades over-the-counter on the Nasdaq Stock Market's National Market System under the symbol FTEN. As of December 31, 1998, there were 9,973 shareholders of record of the Corporation's common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial and Operating Data Table, Note 17 to the Consolidated Financial Statements, and the "Deposits, Other Sources of Funds, and Liquidity Management" subsection of the Management's Discussion and Analysis section contained in the 1999 Proxy Statement and to the "Payment of Dividends" and "Transactions with Affiliates" subsections contained in Item 1 of
Part I of this Form 10-K, which is incorporated herein by reference.

         (b)      Sale of Unregistered Securities:

         During 1998 all sales of shares of the Corporation's common stock without registration under the Securities Act of 1933, as amended, were previously disclosed in Form 10-Q's filed during 1998 except for the shares issued in connection with the acquisition by the Corporation of McGuire Mortgage Company

("McGuire"), Prairie Village, Kansas, on December 31, 1998. McGuire was merged with and into FT Mortgage Companies, an indirect, wholly-owned subsidiary of the Corporation. At closing, the Corporation acquired from the two shareholders of McGuire all 6,000 shares of McGuire's common stock, $10.00 par value, in exchange for an initial closing payment of 351,000 shares of the Corporation's common stock, $0.625 par value. No underwriter was involved in this transaction. The shares were sold in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, based on the limited number of shareholders receiving the Corporation's common stock.

         In the Corporation's Form 10-Q filed for the third quarter of 1998 it was estimated that approximately 47,000 shares of the Corporation's common stock would be issued to the shareholders of Keystone Mortgage, Inc. during the fourth quarter of 1998 in addition to the 144,531 shares issued during the third quarter of 1998. The actual number of additional shares issued to the shareholders of Keystone Mortgage, Inc. on December 11, 1998 was 45,300 shares.

         (c)      Description of the Corporation's Capital Stock:

         Authorized Capital Stock. The authorized capital stock of the Corporation currently consists of 5,000,000 shares of preferred stock, without par value ("preferred stock"), which may be issued from time to time by resolution of the Corporation's Board of Directors (the "Board") and 400,000,000 shares of common stock, $0.625 par value (the "common stock"). As of December 31, 1998 and adjusted for the February 20, 1998 2-for-1 stock split, there were 128,974,362 shares of common stock and no shares of preferred stock outstanding. As of that date, approximately 23 million shares of common stock were reserved for issuance under various employee stock plans and the Corporation's divided reinvestment plan, and 1,289,743 shares of preferred stock were reserved for issuance under the Rights Plan (as defined below). Although shares have been reserved for issuance under the employee stock plans, the plans generally permit the Corporation to repurchase shares on the open market or privately for issuance under such plans. The Board has authorized management to repurchase shares from time to time for the plans. A total of 1.9 million shares were repurchased and 2.1 million shares were issued for the plans in 1998. Pursuant to Board authority, the Corporation plans to continue to purchase shares from time to time for the plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interest of the shareholders. Also, the Corporation has on file with the SEC one effective shelf registration pursuant to which it may offer from time to time, at its discretion, senior or subordinated debt securities, preferred stock, including depository shares, and common stock at an aggregate initial offering price not to exceed $225 million (net of prior issuances) and another effective shelf registration pursuant to which up to $200 million of capital securities (guaranteed preferred beneficial interests in the Corporation's subordinated debentures) is available for issuance.

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

         Shareholder Protection Rights Plan. On October 20, 1998, the Board adopted a Shareholder Protection Rights Agreement (the "1998 Plan") and declared a dividend of one right on each share of common stock outstanding on November 2, 1998, or generally issued thereafter and prior to the time the rights separate. This plan is substantially identical to the Corporation's existing Rights Plan (defined below) and will not become operative until the expiration on September 18, 1999 (or an earlier redemption) of the existing Rights (defined below). Under the 1998 Plan, the exercise price is $150.00 per right, the redemption price is a fixed $0.001 per right, and the expiration date of the plan is December 31, 2009.

         Each share of common stock that is currently outstanding has, and each share of common stock that is issued prior to the expiration date described in the next paragraph will have, attached to it one right (a "Right") issued pursuant to a Shareholder Protection Rights Agreement dated as of September 7, 1989, as amended and restated as of January 21, 1997 (the "Rights Plan"). Until the earlier of (i) the 10th business day (subject to certain adjustments by the Board) after commencement of a tender or exchange offer which, if consummated, would result in a person or group owning 10% or more of the outstanding shares of common stock (an "Acquiring Person") and (ii) the tenth business day (the "Flip-in Date") after the first date of public announcement by the Corporation that a person has become an Acquiring Person, the Rights will be evidenced by the common stock certificates, will automatically trade with the common stock, and will not be exercisable. Thereafter, separate rights certificates will be distributed, and each right will entitle its holder to purchase one one-hundredth of a share of Participating Preferred Stock having economic and voting terms similar to those of one share of common stock for $75.00, subject to adjustment (the "Exercise Price").

         The Rights will expire on the earliest of (i) the Exchange Time (defined below), (ii) September 18, 1999 and (iii) the date on which the Rights are redeemed as described below. The Board may amend the

Rights Plan in any respect other than to change the Redemption Price or expiration date (and may amend the 1998 Plan in any respect) prior to the Flip-in Date. The Board may, at its option, at any time prior to the close of business on the Flip-in Date, redeem all the Rights at a price of $0.0017 per Right, as adjusted from time to time pursuant to the Rights Plan.

         If a Flip-in Date occurs, each Right (other than Rights beneficially owned by the Acquiring Person or its affiliates, associates or transferees, which Rights will become void) will entitle its holder to purchase a number of shares of common stock or Participating Preferred Stock having a market value of twice the Exercise Price for an amount in cash equal to the then-current Exercise Price. In addition, the Board may, at its option, at any time after a Flip-in Date, elect to exchange the Rights (other than Rights beneficially owned by the Acquiring Person or its affiliates, associates or transferees) for shares of common stock or a Participating Preferred Stock at an exchange ratio of one share of common stock or 1/100th of a share of Participating Preferred Stock per Right (the "Exchange Time").

         Also, if after an Acquiring Person controls the Corporation's Board of Directors, the Corporation is involved in a merger or sells more than 50% of its assets or earning power or is involved with an Acquiring Person in certain self-dealing transactions (or has entered into an agreement to do any of the foregoing) and, in the case of a merger, the Acquiring Person will receive different treatment than all other shareholders, each Right will entitle its holder to purchase a number of shares of common stock of the Acquiring Person having a market value of twice the Exercise Price for an amount in cash equal to the then-current Exercise Price.

         The Rights will not prevent a takeover of the Corporation. The Rights, however, may have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that acquires 10% or more of the outstanding common stock unless the Rights are first redeemed by the Corporation's Board.

         Subordinated Capital Notes due 1999. On June 10, 1987, the Corporation issued $75,000,000 principal amount of 10 3/8% Subordinated Capital Notes Due 1999 (the "Capital Notes"). Pursuant to the Indenture, dated as of June 1, 1987 (the "Indenture"), between the Corporation and U.S. Bank Trust National Association (as successor to Security Pacific National Trust Company (New
York)), Trustee, at maturity the Capital Notes are required to be exchanged for common stock, preferred stock or certain other eligible capital securities to be issued by the Corporation ("Capital Securities") having a market value equal to the principal amount of the Capital Notes, except to the extent that the Corporation, at its option, shall elect to pay in cash such principal amount from amounts representing proceeds of other issuances of Capital Securities designated for such use.

                                     ITEM 6
                             SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data Table in the 1999 Proxy Statement.

                                     ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section, Glossary section, and the Consolidated Historical Performance Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables in the 1999 Proxy Statement.

                                     ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item is incorporated herein by reference to Note 1 to the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section contained in the 1999 Proxy Statement.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information Table in the 1999 Proxy Statement.

                                     ITEM 9
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is inapplicable.

                                    PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's 1999 Proxy Statement. The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the 1999 Proxy Statement.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 1999 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).

                                     ITEM 12
                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


         The information called for by this Item is incorporated herein by reference to the "Stock Ownership and Information Table" section of the 1999 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 1999 Proxy Statement.

                                     PART IV

                                     ITEM 14
                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Report:

         Financial Statements:

         -        Consolidated Statements of Condition as of December 31, 1998
                  and 1997
         - Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
         - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
         - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
         -        Notes to the Consolidated Financial Statements
         -        Report of Independent Public Accountants

                  The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 1999 Proxy Statement, as listed above, are incorporated herein by reference.

         Financial Statement Schedules:  Not applicable.


         Exhibits:

         (3)(i)   Restated Charter of the Corporation, as amended, attached as
                  Exhibit 3(i) to the Corporation's 1997 Annual Report on Form 10-K and incorporated herein by reference.
         (3)(ii)  Bylaws of the Corporation, as amended and restated.
         (4)(a) Amended and Restated Shareholder Protection Rights Agreement, dated as of 9-7-89, as amended as of 1-21-97, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Charter Amendment designating a series of Participating Preferred Stock of the Corporation with terms as specified, attached as Exhibit 1 to the Corporation's Registration Statement on Form 8-A/A filed 1-21-97, and incorporated herein by reference.
         (4)(b) Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, attached as Exhibits 1, 2, and 3 to the Corporation's Registration Statement on Form 8-A filed 10-23-98, and incorporated herein by reference.
         (4)(c) Indenture, dated as of 6-1-87, between the Corporation and U.S.Bank Trust National Association (as successor to Security Pacific National Trust Company (New York)), Trustee, attached as Exhibit 4(b) to the Corporation's Annual Report on Form 10-K for the year ended 12-31-91, and incorporated herein by reference.
         (4)(d) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 1999 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
         *(10)(a) Management Incentive Plan, as amended and restated. (5) *(10)(b) 1997 Employee Stock Option Plan, as amended and restated. *(10)(c) 1989 Restricted Stock Incentive Plan, as amended (1), and
                  1-21-97 amendment. (4)
         *(10)(d) 1992 Restricted Stock Incentive Plan, as amended and restated. *(10)(e) 1984 Stock Option Plan, as amended (1), 1-21-97 amendment (4)
                  and 10-22-97 amendment.(5)
         *(10)(f) 1990 Stock Option Plan, as amended (1), 1-21-97 amendment (4),
                  10-22-97 amendment.(5)
         *(10)(g) Survivor Benefits Plan, as amended and restated. (5)
         *(10)(h) Amendment and Restated Directors and Executives Deferred
                  Compensation Plan ad form of individual agreement. (4) *(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated.
         *(10)(j) Director Deferral Agreements (2) with schedule. (3)
         *(10)(k) Form of Severance Agreements dated 1-28-97. (4)
         *(10)(l) 1995 Employee Stock Option Plan, as amended and restated. *(10)(m) Non-Employee Directors' Deferred Compensation Stock Option
                  Plan, as amended and restated. (5)
         (21)     Subsidiaries of the Corporation.
         (23)     Accountants' Consents
         (24)     Powers of Attorney
         (27)     Financial Data Schedule
         (99)(a) The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 20, 1999, including Financial Information Appendix and excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph, filed March 17, 1999, and incorporated herein by reference.
         (99)(b) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12-31-98, as authorized by SEC Rule 15d-21 (to be filed as an Amendment to Form lO-K).


         * Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be filed as an exhibit.

                  (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.
                  (2) This document is incorporated herein by reference to exhibits 10(k) contained in the Corporation's 1992 Annual Report on Form 10-K.
                  (3) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1995 Annual Report on Form 10-K.
                  (4) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1996 Annual Report on Form 10-K.
                  (5) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1997 Annual Report on Form 10-K.

         (b) A report on Form 8-K was filed on October 23, 1998 (with a Date of Report of October 20, 1998) disclosing under Item 5, Other Events, the declaration of a dividend of one right to be issued pursuant to a new Shareholder Protection Rights Agreement (the "plan") for each outstanding share of the Corporation's common stock held of record on November 2, 1998 or generally issued thereafter and prior to the expiration date of the plan.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST TENNESSEE NATIONAL CORPORATION

Date:  March 23, 1999               By:    Elbert L. Thomas, Jr.
                                        ----------------------------------------
                                           Elbert L. Thomas, Jr., Executive Vice
                                           President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
Ralph Horn*                                Chairman of the Board, President and                  March 23, 1999
--------------------------------           Chief Executive Officer (principal executive
Ralph Horn                                 officer) and a Director


Elbert L. Thomas, Jr.*                     Executive Vice President                              March 23, 1999
--------------------------------           and Chief Financial Officer
Elbert L. Thomas, Jr.                      (principal financial officer)


James F. Keen*                             Senior Vice President                                 March 23, 1999
--------------------------------           and Controller (principal
James F. Keen                              accounting officer)


Robert C. Blattberg*                       Director                                              March 23, 1999
--------------------------------
Robert C. Blattberg

Carlos H. Cantu*                           Director                                              March 23,1999
--------------------------------
Carlos H. Cantu

George E. Cates*                           Director                                              March 23, 1999
--------------------------------
George E. Cates

J. Kenneth Glass*                          Director                                              March 23, 1999
--------------------------------
J. Kenneth Glass

James A. Haslam, III*                      Director                                              March 23, 1999
-----------------------
James A. Haslam, III

John C. Kelley, Jr.*                       Director                                              March 23, 1999
--------------------------
John C. Kelley, Jr.

R. Brad Martin*                            Director                                              March 23, 1999
--------------------------------
R. Brad Martin

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
Joseph Orgill, III*                        Director                                              March 23, 1999
--------------------------------
Joseph Orgill, III

Vicki R. Palmer *                          Director                                              March 23, 1999
-------------------------
Vicki R. Palmer

Michael D. Rose*                           Director                                              March 23, 1999
--------------------------------
Michael D. Rose

William B. Sansom*                         Director                                              March 23, 1999
--------------------------------
William B. Sansom


*By:      Clyde A. Billings, Jr.                                                                 March 23, 1999
    -----------------------------------------------
          Clyde A. Billings, Jr.
          As Attorney-in-Fact

                                  EXHIBIT INDEX

Item No.                        Description
--------                        -----------
 (3)(i)  Restated Charter of the Corporation, as amended, attached as Exhibit
         3(i) to the Corporation's 1997 Annual Report on Form 10-K and
         incorporated herein by reference.
 (3)(ii) Bylaws of the Corporation, as amended and restated.
 (4)(a)  Amended and Restated Shareholder Protection Rights Agreement dated as of 9-7-89, as amended as of 1- 21-97, between the Corporation and First
         Tennessee Bank National Association, as Rights Agent, including as
         Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Charter Amendment designating a series of
         Participating Preferred Stock of the Corporation with terms as specified, attached as Exhibit 1 to the Corporation's Registration
         Statement on Form 8-A/A filed 1-21-97, and incorporated herein by reference.
(4)(b)   Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association,
         as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of
         Amendment designating Participating Preferred Stock, attached as
         Exhibits 1, 2, and 3 to the Corporation's Registration Statement on
         Form 8-A filed 10-23-98, and incorporated herein by reference.
 (4)(c)  Indenture, dated as of June 1, 1987, between the Corporation and U.S.
         Bank Trust National Association (as successor to Security Pacific
         National Trust Company (New York)), Trustee, attached as Exhibit 4(b)
         to the Corporation's Annual Report on Form 10-K for the year ended
         December 31, 1991, and incorporated herein by reference.
(4)(d)   The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's
         1999 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange
         Commission upon request.
*(10)(a) Management Incentive Plan, as amended and restated. (5)
*(10)(b) 1997 Employee Stock Option Plan, as amended and restated.
*(10)(c) 1989 Restricted Stock Incentive Plan, as amended (1), and 1-21-97 amendment. (4)
*(10)(d) 1992 Restricted Stock Incentive Plan, as amended and restated.
*(10)(e) 1984 Stock Option Plan, as amended (1), 1-21-97 amendment (4), and
         10-22-97 amendment. (5)
*(10)(f) 1990 Stock Option Plan, as amended (1), 1-21-97 amendment (4), and
         10-22-97 amendment. (5)
*(10)(g) Survivor Benefits Plan, as amended and restated. (5)
*(10)(h) Amended and Restated Directors and Executives Deferred Compensation
         Plan and form of individual agreement. (4)
*(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated.
*(10)(j) Director Deferral Agreements (2) with schedule. (3)
*(10)(k) Form of Severance Agreements dated 1-28-97. (4)
*(10)(l) 1995 Employee Stock Option Plan, as amended and restated.
*(10)(m) Non-Employee Directors Deferred Compensation Stock Option Plan, as
         amended and restated. (5)
(21)     Subsidiaries of the Corporation.
(23)     Accountants' Consents
(24)     Powers of Attorney
(27)     Financial Data Schedule (for SEC use only)
(99)(a)  The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 20,
         1999, including Financial Information Appendix and excluding the Board
         Compensation Committee Report and the Total Shareholder Return
         Performance Graph, filed March 17, 1999, and incorporated herein by reference.
(99)(b)  Annual Report on Form ll-K for the Corporation's Savings Plan and
         Trust, for fiscal year ended December 31, 1998, as authorized by SEC
         Rule 15d-21 (to be filed as an amendment to Form 10-K).

         * Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be filed as an exhibit.

[FN]
         (1) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1992 Annual Report on Form 10-K.

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

         (5) These documents are incorporated herein by reference to the exhibit with the corresponding number contained in the Corporation's 1997 Annual Report on Form 10-K.
