Form 10-Q
period 1999-03-31
FIRST TENNESSEE NATIONAL CORP
filed 1999-05-14
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

       (Mark one)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                 --------------

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number   0-4491
                        -------

                      FIRST TENNESSEE NATIONAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                      62-0803242
----------------------------------                    ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

165 Madison Avenue, Memphis, Tennessee                       38103
---------------------------------------                    ---------
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

Yes  X    No
   -----    -----

                                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                         130,254,126
-----------------------------                -----------------------------
           Class                             Outstanding at April 30, 1999

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

CONSOLIDATED STATEMENTS OF CONDITION
                                                                                First Tennessee National Corporation
--------------------------------------------------------------------------------------------------------------------

                                                                               March 31                 December 31
                                                                  -------------------------------       ------------
(Dollars in thousands)(Unaudited)                                       1999               1998               1998
-------------------------------------------------------------------------------------------------       ------------

ASSETS:
Cash and due from banks                                            $   589,789        $   758,601        $   811,881
Federal funds sold and securities
   purchased under agreements to resell                                 91,701             89,850            124,239
-------------------------------------------------------------------------------------------------       ------------
          Total cash and cash equivalents                              681,490            848,451            936,120
-------------------------------------------------------------------------------------------------       ------------
Investment in bank time deposits                                         1,416             12,711              1,211
Capital markets inventory                                              420,133            368,727            358,304
Mortgage loans held for sale                                         3,201,792          2,248,053          4,227,443
Securities available for sale                                        1,882,113          1,914,152          1,816,485
Securities held to maturity (market value of
   $544,529 at March 31, 1999; $53,203 at
   March 31, 1998; and $610,364 at December 31, 1998)                  546,844             52,127            609,804
Loans, net of unearned income                                        8,782,802          8,488,358          8,557,064
     Less:  Allowance for loan losses                                  139,387            130,026            136,013
-------------------------------------------------------------------------------------------------       ------------
          Total net loans                                            8,643,415          8,358,332          8,421,051
-------------------------------------------------------------------------------------------------       ------------
Premise`s and equipment, net                                           272,736            207,634            254,292
Real estate acquired by foreclosure                                     16,870             11,575             16,242
Mortgage servicing rights, net                                         814,827            456,837            664,438
Intangible assets, net                                                 130,925            127,925            132,845
Capital markets receivables and other assets                         1,712,443          1,291,038          1,295,726
-------------------------------------------------------------------------------------------------       ------------
          TOTAL ASSETS                                             $18,325,004        $15,897,562        $18,733,961
=================================================================================================       ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Interest-bearing                                              $ 9,381,365        $ 8,041,821        $ 8,665,175
     Noninterest-bearing                                             2,816,442          2,772,951          3,057,864
-------------------------------------------------------------------------------------------------       ------------
          Total deposits                                            12,197,807         10,814,772         11,723,039
-------------------------------------------------------------------------------------------------       ------------
Federal funds purchased and securities
  sold under agreements to repurchase                                1,615,831          1,685,000          2,912,018
Commercial paper and other short-term borrowings                     1,318,451            802,122          1,427,274
Capital markets payables and other liabilities                       1,535,425          1,251,451          1,057,646
Term borrowings                                                        400,501            266,577            414,450
-------------------------------------------------------------------------------------------------       ------------
          Total liabilities                                         17,068,015         14,819,922         17,534,427
-------------------------------------------------------------------------------------------------       ------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                     100,000            100,000            100,000
-------------------------------------------------------------------------------------------------       ------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                            --                 --                 --
Common stock - $.625 par value (shares authorized -
   400,000,000; shares issued - 129,908,808 at
   March 31, 1999; 128,197,715 at March 31, 1998;
   and 128,974,362 at December 31, 1998)                                81,193             80,123             80,609
Capital surplus                                                        133,857             53,975             96,778
Undivided profits                                                      937,339            830,453            908,977
Accumulated other comprehensive income                                   9,604             15,093             12,872
Deferred compensation on restricted stock incentive plans               (7,441)            (2,004)            (1,209)
Deferred compensation obligation                                         2,437                 --              1,507
-------------------------------------------------------------------------------------------------       ------------
          Total shareholders' equity                                 1,156,989            977,640          1,099,534
-------------------------------------------------------------------------------------------------       ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $18,325,004        $15,897,562        $18,733,961
=================================================================================================       ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
                                                  First Tennessee National Corporation
--------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                    March 31
                                                         -----------------------------
(Dollars in thousands except per share data) (Unaudited)       1999             1998
--------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                  $ 181,248        $ 182,831
Interest on investment securities:
  Taxable                                                      38,228           33,209
  Tax-exempt                                                      754              991
Interest on mortgage loans held for sale                       68,735           30,850
Interest on capital markets inventory                           8,697            6,242
Interest on other earning assets                                2,604            2,918
--------------------------------------------------------------------------------------
          Total interest income                               300,266          257,041
--------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                       1,428            1,821
  Checking interest and money market account                   26,569           29,015
  Certificates of deposit under $100,000 and other time        32,379           37,709
  Certificates of deposit $100,000 and more                    42,309           17,653
Interest on short-term borrowings                              42,621           40,045
Interest on term borrowings                                     6,793            3,658
--------------------------------------------------------------------------------------
          Total interest expense                              152,099          129,901
--------------------------------------------------------------------------------------
NET INTEREST INCOME                                           148,167          127,140
Provision for loan losses                                      14,826           13,515
--------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           133,341          113,625
--------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                              168,778           92,557
Capital markets                                                44,388           37,997
Deposit transactions and cash management                       22,964           20,035
Trust services and investment management                       14,591           12,121
Merchant processing                                            10,709            7,209
Cardholder fees                                                 4,962            4,512
Equity securities gains/(losses)                                   (8)               7
Debt securities gains/(losses)                                    (26)              22
All other income and commissions                               20,205           15,517
--------------------------------------------------------------------------------------
          Total noninterest income                            286,563          189,977
--------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES         419,904          303,602
--------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits               173,895          113,643
Amortization of mortgage servicing rights                      30,898           17,300
Operations services                                            15,702           14,035
Occupancy                                                      15,651           11,395
Equipment rentals, depreciation, and maintenance               13,469            9,736
Communications and courier                                     12,367            9,331
Advertising and public relations                                6,416            5,689
Amortization of intangible assets                               2,576            2,640
All other                                                      65,823           47,139
--------------------------------------------------------------------------------------
          Total noninterest expense                           336,797          230,908
--------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     83,107           72,694
Applicable income taxes                                        30,078           26,339
--------------------------------------------------------------------------------------
NET INCOME                                                  $  53,029        $  46,355
======================================================================================
EARNINGS PER SHARE                                          $     .41        $     .36
--------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                  $     .40        $     .35
--------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                       129,787,078      128,148,972
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                 First Tennessee National Corporation
-------------------------------------------------------------------------------------
(Dollars in thousands)                                      1999               1998
-------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                     $ 1,099,534          $ 954,096
Net income                                                  53,029             46,355
Other comprehensive income:
   Unrealized market adjustments, net of tax and
   reclassification adjustment                              (3,267)              (240)
-------------------------------------------------------------------------------------
Comprehensive income                                        49,762             46,115
-------------------------------------------------------------------------------------
Cash dividends declared                                    (24,668)           (21,158)
Common stock issued:
   Cambridge Mortgage Company acquisition                      421                 --
   For exercise of stock options                            13,995              3,900
Tax benefit from non-qualified stock options                 7,850              1,245
Common stock repurchased                                        --            (12,117)
Amortization on restricted stock incentive plans               382                295
Other                                                        9,713              5,264
-------------------------------------------------------------------------------------
BALANCE, MARCH 31                                      $ 1,156,989          $ 977,640
=====================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         First Tennessee National Corporation
---------------------------------------------------------------------------------------------
                                                                  Three Months Ended March 31
                                                                  ---------------------------
(Dollars in thousands)(Unaudited)                                  1999               1998
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $    53,029        $    46,355
Adjustments to reconcile net income to net cash
   provided/(used) by operating activities:
      Provision for loan losses                                     14,826             13,515
      Provision for deferred income tax                             32,927              8,976
      Depreciation and amortization of premises
         and equipment                                              11,801              8,634
      Amortization of mortgage servicing rights                     30,898             17,300
      Amortization of intangible assets                              2,576              2,640
      Net other amortization and accretion                          11,649              2,325
      Market value adjustment on foreclosed property                 2,400              5,700
      Equity securities (gains)/losses                                   8                 (7)
      Debt securities (gains)/losses                                    26                (22)
      Net (gains)/losses on disposal of fixed assets                   219               (309)
      Net (increase)/decrease in:
        Capital markets securities inventory                       (61,829)          (115,487)
        Mortgage loans held for sale                             1,025,651         (1,007,405)
        Capital markets receivables                               (401,084)          (379,449)
        Interest receivable                                          1,029            (16,211)
        Other assets                                              (210,960)          (195,578)
      Net increase in:
        Capital markets payables                                   446,833            345,208
        Interest payable                                             8,612             19,138
        Other liabilities                                            8,538            180,056
---------------------------------------------------------------------------------------------
        Total adjustments                                          924,120         (1,110,976)
---------------------------------------------------------------------------------------------
        Net cash (used)/provided by operating activities           977,149         (1,064,621)
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
    Maturities                                                      62,436              1,101
    Purchases                                                           --                 --
Available for sale securities:
    Sales                                                            5,504              4,775
    Maturities                                                     238,034            226,701
    Purchases                                                     (313,098)           (11,753)
Premises and equipment:
    Sales                                                               96                891
    Purchases                                                      (28,931)            (9,060)
Net decrease in loans                                             (241,096)          (191,686)
Increase in investment in bank time deposits                          (205)           (10,189)
Acquisitions, net of cash and cash equivalents acquired             (1,755)            (9,719)
---------------------------------------------------------------------------------------------
        Net cash (used)/provided by investing activities          (279,015)             1,061
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
    Exercise of stock options                                       15,950              3,994
    Cash dividends                                                 (24,411)           (21,165)
    Repurchase shares                                                   --            (12,127)
Term Borrowings:
    Issuance                                                         1,099             99,218
    Payments                                                       (15,150)            (1,578)
Net increase in:
    Deposits                                                       474,768          1,142,993
    Short-term borrowings                                       (1,405,020)          (300,945)
---------------------------------------------------------------------------------------------
        Net cash (used)/provided by financing activities          (952,764)           910,390
---------------------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents                 (254,630)          (153,170)
---------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period           936,120          1,001,621
---------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period             $   681,490        $   848,451
=============================================================================================
Total interest paid                                            $   143,342        $   110,679
Total income taxes paid                                             17,460              2,500
---------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1999 Proxy Statement & 1998 Financial Information.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999; which for First Tennessee will mean the first quarter of 2000. Earlier adoption is allowed. Because of the complexity of this standard and uncertainties associated with predicting future derivative usage and related fair values, it is not practicable at this time to predict what the impact of adopting this Statement will be to First Tennessee's financial position and results of operations.

On January 1, 1999, First Tennessee adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, which required that retained securities be classified as trading securities. SFAS No. 134 allows these securities to be classified as trading, held to maturity or available for sale based on the intent and ability of the enterprise.

On January 1, 1999, First Tennessee adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This Statement requires that the costs of start-up activities, including organization costs, be expensed as incurred. The impact of adopting this standard was immaterial to First Tennessee.

NOTE 2 - BUSINESS COMBINATIONS

On March 31, 1999, First Tennessee acquired Cambridge Mortgage Company of Seattle, Washington, for approximately 21,000 shares of its common stock. Cambridge was merged into FT Mortgage Companies, an indirect wholly owned subsidiary of First Tennessee. This acquisition was accounted for as a purchase and was immaterial to First Tennessee.

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.


                                                                         Three Months Ended March 31
                                                                       ---------------------------------
(Dollars in thousands, except per share data)                               1999               1998
--------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION: Net income
                                                                           $ 53,029             $ 46,355

Weighted average shares outstanding                                     129,453,871          128,148,972
Shares attributable to deferred compensation                                333,207                   --
--------------------------------------------------------------------------------------------------------
   Total weighted average shares per income statement                   129,787,078          128,148,972

Earnings per share                                                         $    .41             $    .36
--------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                                 $ 53,029             $ 46,355

Weighted average shares outstanding                                     129,787,078          128,148,972
Dilutive effect due to stock options                                      3,976,333            4,052,867
--------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted                        133,763,411          132,201,839
Diluted earnings per share                                                 $    .40             $    .35
--------------------------------------------------------------------------------------------------------

NOTE 4 -- LOANS

The composition of the loan portfolio at March 31 is detailed below:

(Dollars in thousands)                                              1999               1998
----------------------------------------------------------------------------------------------
Commercial                                                       $4,212,886         $3,900,827
Consumer*                                                         3,163,967          2,912,412
Permanent mortgage*                                                 444,666            676,584
Credit card receivables                                             560,674            551,059
Real estate construction                                            369,814            407,279
Nonaccrual - Regional banking group                                  12,629             10,914
Nonaccrual - Mortgage banking                                        18,166             29,283
----------------------------------------------------------------------------------------------
     Loans, net of unearned income                                8,782,802          8,488,358
             Allowance for loan losses                              139,387            130,026
----------------------------------------------------------------------------------------------
               Total net loans                                   $8,643,415         $8,358,332
==============================================================================================

*As a result of the Real Estate Mortgage Investment Conduit (REMIC) certain securitized consumer and permanent mortgage loans are now classified as REMIC securities.

The following table presents information concerning nonperforming loans at March 31:

(Dollars in thousands)                                              1999              1998
--------------------------------------------------------------------------------------------
Impaired loans                                                    $13,169            $10,405
Other nonaccrual loans                                             17,626             29,792
--------------------------------------------------------------------------------------------
       Total nonperforming loans                                  $30,795            $40,197
============================================================================================

At March 31, 1998, there were $117,000 of restructured impaired loans.

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                                                     Three Months Ended
                                                                          March 31
                                                                 ---------------------------
(Dollars in thousands)                                              1999              1998
--------------------------------------------------------------------------------------------
Total interest on impaired loans                                  $   283             $  132
Average balance of impaired loans                                  13,000              9,384
--------------------------------------------------------------------------------------------

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 1999 and 1998, is summarized as follows:

(Dollars in thousands)                           Non-impaired       Impaired          Total
---------------------------------------------------------------------------------------------
Balance at December 31, 1997                       $122,107          $3,752          $125,859
Provision for loan losses                            12,896             619            13,515
Charge-offs                                          11,776             600            12,376
  Less loan recoveries                                2,579             449             3,028
---------------------------------------------------------------------------------------------
       Net charge-offs                                9,197             151             9,348
---------------------------------------------------------------------------------------------
Balance at March 31, 1998                          $125,806          $4,220          $130,026
=============================================================================================

Balance at December 31, 1998                       $133,572          $2,441          $136,013
Provision for loan losses                            11,799           3,027            14,826
Charge-offs                                          11,768           1,773            13,541
  Less loan recoveries                                1,669             420             2,089
---------------------------------------------------------------------------------------------
       Net charge-offs                               10,099           1,353            11,452
---------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                          $135,272          $4,115          $139,387
=============================================================================================

NOTE 5 -- BUSINESS SEGMENT INFORMATION

First Tennessee provides traditional retail/commercial banking and other financial services to its customers. These products and services are categorized into two broad groups: a regional banking group and national lines of business. The national lines of business include mortgage banking, capital markets and transaction processing. The other segment is used to isolate corporate items. Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the quarters ended March 31, 1999 and 1998.

                                     Regional
                                      Banking        Mortgage         Capital      Transaction
(Dollars in thousands)                 Group         Banking          Markets      Processing         Other        Consolidated
-------------------------------------------------------------------------------------------------------------------------------
1999
Interest income                    $   208,864      $   76,029        $ 10,513        $  4,860         $    --      $   300,266
Interest expense                        86,674          56,082           8,693             650              --          152,099
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income                 122,190          19,947           1,820           4,210              --          148,167
Other revenues                          54,558         170,065          44,387          17,587             (34)         286,563
Other expenses*                        120,320         181,024          32,604          15,645           2,030          351,623
-------------------------------------------------------------------------------------------------------------------------------
   Pre-tax income                       56,428           8,988          13,603           6,152          (2,064)          83,107
Income taxes                            19,761           3,626           5,137           2,338            (784)          30,078
-------------------------------------------------------------------------------------------------------------------------------
Net income                         $    36,667      $    5,362        $  8,466        $  3,814         $(1,280)     $    53,029
===============================================================================================================================
Average assets                     $11,549,590      $5,728,237        $845,929        $499,387         $    --      $18,623,143
-------------------------------------------------------------------------------------------------------------------------------
1998
Interest income                    $   208,268      $   35,748        $  8,113        $  4,912         $    --      $   257,041
Interest expense                        95,827          26,212           6,797           1,065              --          129,901
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income                 112,441           9,536           1,316           3,847              --          127,140
Other revenues                          45,364          93,417          37,997          13,170              29          189,977
Other expenses*                        104,197          96,413          27,832          13,951           2,030          244,423
-------------------------------------------------------------------------------------------------------------------------------
   Pre-tax income                       53,608           6,540          11,481           3,066          (2,001)          72,694
Income taxes                            19,265           2,334           4,335           1,165            (760)          26,339
-------------------------------------------------------------------------------------------------------------------------------
Net income                         $    34,343      $    4,206        $  7,146        $  1,901         $(1,241)     $    46,355
===============================================================================================================================
Average assets                     $10,981,344      $2,830,500        $603,116        $510,935         $    --      $14,925,895
-------------------------------------------------------------------------------------------------------------------------------

*Includes loan loss provision.

Item 2.        FIRST TENNESSEE NATIONAL CORPORATION MANAGEMENT'S
                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

DESCRIPTION

First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various national and regional business lines. The Regional Banking Group includes the retail/commercial bank, the credit card division and trust services. The National Lines of Business include FT Mortgage Companies and affiliates (also referred to as mortgage banking), First Tennessee Capital Markets (also referred to as capital markets) and transaction processing (credit card merchant processing, automated teller machine network and check clearing operations).

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

For purposes of this management discussion and analysis (MD&A), noninterest income (also called fee income) and total revenues exclude securities gains and losses. Net interest income has been adjusted to a fully taxable equivalent
(FTE) basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income.

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month period ended March 31, 1999, compared to the three month period ended March 31, 1998. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1998 financial statements, notes, and management's discussion and analysis is provided as an appendix to the 1999 proxy statement.

Management's discussion and analysis may contain forward-looking statements with respect to First Tennessee's beliefs, plans, goals, expectations, and estimates. These statements are contained in certain sections that follow such as Year 2000. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies many of which are beyond a company's control, and many of which, with respect to future business decisions, are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; interest rate, market and monetary fluctuations; inflation; competition within and without the financial services industry; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating loans, including prepayment risks and fluctuating collateral values and changes in customer profiles. Uncertainties regarding changes in technology within First Tennessee and by third-party vendors of First Tennessee, and future acquisitions can also affect results. Additionally, the policies of the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in managing the risks involved in the foregoing, could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

SECURITIZATION ACTIVITY

First Tennessee Bank National Association (FTBNA) securitized approximately $73 million of direct automobile loan receivables during the second quarter of 1998. Also during 1998, FTBNA securitized $711 million of its consumer real estate loans from the consumer loan and permanent mortgage portfolios through the use of a Real Estate Mortgage Investment Conduit (REMIC). All of the interests in the REMIC are owned by subsidiaries of First Tennessee, including FTBNA. This transaction affects categorization of individual line items on the balance sheet. Consequently, loans have been reduced and investment securities have been increased.

For a more complete understanding, where significant, these transactions are discussed and identified as "Managed" information, which adds data on these securitized loans to "Reported" data for loans. "Reported" information has been prepared in conformity with generally accepted accounting principles. "Managed" information treats loans securitized and sold with servicing retained and loans securitized through the REMIC as if they had not been securitized and/or sold. "Managed" information does not include the mortgage banking servicing portfolio.

FINANCIAL HIGHLIGHTS (COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998)

* Earnings for the first quarter of 1999 were $53.0 million, up 14 percent from last year's first quarter earnings of $46.4 million.

* Diluted earnings per share were $.40 in 1999, up 14 percent over the $.35 earned in 1998. Basic earnings per share were $.41 in 1999 and $.36 in 1998, an increase of 14 percent.

* Total revenues grew 37 percent with growth in fee income of approximately 51 percent and growth in net interest income of 17 percent. Mortgage banking and capital markets led the increase in fee income with growth of 82 percent and 17 percent, respectively. Fee income contributed 66 percent to total revenues in 1999 compared with 60 percent in 1998.

* Return on average shareholders' equity was 19.1 percent in 1999 compared with a return of 19.6 percent in 1998. Strong internal equity generation caused the decline in this ratio. Return on average assets was 1.15 percent in 1999 compared with 1.26 percent in 1998. The decline in the return on average assets was due to growth in assets, primarily from an extraordinary rise in the mortgage warehouse.

* The consolidated net interest margin was 3.76 percent in 1999 compared with 4.03 percent in 1998. The lower margin was primarily related to the increased volume in the mortgage warehouse which produces a narrower spread. The consolidated net interest margin compression was partially offset by the 14 basis points improvement in the regional banking group's margin.

* Asset quality remained stable with the nonperforming assets ratio decreasing to .54 percent for the first quarter of 1999 compared with .61 percent in 1998.

* At March 31, 1999, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($4.8 billion) and assets ($18.3 billion). FT Mortgage Companies continued to rank as one of the top retail mortgage originators in the nation, and First Tennessee Capital Markets continued to rank as one of the largest U.S. agency underwriters in the nation during the quarter.

INCOME STATEMENT ANALYSIS

NONINTEREST INCOME
------------------

Fee income (noninterest income excluding securities gains and losses) provides the majority of First Tennessee's revenue. During the first quarter of 1999, fee income increased 51 percent (from $189.9 million to $286.6 million) and contributed 66 percent to total revenue. Fee income contributed 60 percent to total revenue in the first quarter of 1998. Fee income increased in all of the major categories with mortgage banking experiencing 82 percent growth and capital markets experiencing 17 percent growth.

MORTGAGE BANKING

Mortgage banking fee income, First Tennessee's largest contributing business line to noninterest income, grew 82 percent (from $92.6 million to $168.8 million) from the first quarter of 1998 as shown in Table 1. The increase came primarily from the mortgage origination function (loan origination fees and secondary marketing activities).


TABLE 1 - MORTGAGE BANKING
                                                                    First Quarter
                                                              -----------------------   Growth
(Dollars in millions)                                           1999          1998     Rate (%)
-----------------------------------------------------------------------------------------------
NONINTEREST INCOME:
 Secondary marketing activities                               $    72.3     $    40.7      77.5
 Loan origination fees                                             53.6          22.5     138.6
 Servicing fees                                                    39.3          25.3      55.2
 Miscellaneous                                                      3.6           4.1     (11.4)
-----------------------------------------------------------------------------------------------
   Total noninterest income                                       168.8          92.6      82.4
===============================================================================================
 Mortgage loan originations                                   $ 5,968.5     $ 4,676.7      27.6
 Servicing portfolio                                          $42,883.5     $29,452.0      45.6
-----------------------------------------------------------------------------------------------

NM = not meaningful

Income derived from the mortgage origination function increased 99 percent from the first quarter of 1998 (from $63.2 million to $125.9 million). FT Mortgage Companies originated a first-quarter record $6.0 billion of mortgage loans and ranked as one of the largest retail mortgage loan originators in the nation. This origination volume, consisting of refinances and home purchases, represented an increase of 28 percent over the $4.7 billion in mortgage loans originated in the first quarter of 1998. The strong real estate market and expansion of FT Mortgage's market share led to a 38 percent increase in home purchase-related mortgages for the first quarter of 1999. Refinance activity increased 22 percent and accounted for 58 percent of total origination volume during the first quarter of 1999, compared to 60 percent in 1998. The increased volume of originations, coupled with more profitable execution of loan sales into the secondary market resulted in the increase in income from secondary marketing activities.

Mortgage servicing fee income increased 55 percent from the first quarter of 1998 (from $25.3 million to $39.3 million). The mortgage servicing portfolio (which includes servicing for ourselves and others) totaled $42.9 billion at March 31, 1999, up 46 percent from $29.5 billion at March 31, 1998. This growth was generated through FT Mortgage's loan origination network. The change in the portfolio since first-quarter 1998 resulted from originations of $24.5 billion, less $1.3 billion in sales of servicing released originations and principal reductions of $9.8 billion from payments and payoffs received in the normal course of business.

CAPITAL MARKETS

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. During the first quarter of 1999, capital markets achieved a record level of fee income, a 17 percent increase over the first quarter of 1998 (from $38.0 million to $44.4 million). Total securities bought and sold increased 72 percent over the same period in 1998 (from $84.7 billion to $145.9 billion). The increase in volume and revenues came from continued customer base expansion, additional product penetration, and strong performance in all of the offices. Total underwritings during the first quarter of 1999 were $18.4 billion compared with $11.3 billion for the same period in 1998. Capital markets continued to rank as one of the largest U.S. agency underwriters in the nation during the quarter.

OTHER FEE INCOME

Noninterest income from deposit transactions and cash management increased 15 percent from the first quarter of 1998 (from $20.0 million to $23.0 million) due to increased fees from business and consumer deposit accounts and growth in cash management from ACH processing and retail and wholesale lockbox processing. Since the first quarter of 1998, trust and investment management fees grew 20 percent (from $12.1 million to $14.6 million). This growth was primarily due to growth in assets under management related to a strong stock market and customer base expansion. Assets under management grew from $8.3 billion in the first quarter of 1998 to $9.1 billion in the first quarter of 1999. Fee income from merchant processing grew 49 percent from the first quarter of 1998 (from $7.2 million to $10.7 million) due to growth in transaction volume which increased 21 percent (from 33 million transactions processed in the first quarter of 1998 to 40 million transactions in 1999) and a special assessment received from a large customer. Cardholder fees increased 10 percent (from $4.5 million to $5.0 million) during this same period, as strong consumer purchasing activity led to higher interchange collections, reduced by the collection of fewer late fees due to lower delinquencies.

All other income and commissions increased 30 percent from the first quarter of 1998 (from $15.5 million to $20.2 million). This growth was spread over a number of categories, with other service charges increasing 53 percent (from $2.9 million to $4.5 million) which included growth in investment/mutual fund sales and servicing fees from the securitized transactions completed in the second quarter of 1998. Insurance premiums and commissions increased 37 percent (from $1.7 million to $2.3 million). The other category increased 21 percent (from $8.7 million to $10.6 million) with the growth being spread over several categories.

NET INTEREST INCOME
-------------------

Net interest income increased 16 percent (from $128.2 million to $148.9 million) from the first quarter of 1998, primarily due to the 24 percent increase in earning assets (from $12.8 billion to $15.9 billion). The consolidated net interest margin (margin) declined from 4.03 percent in the first quarter of 1998 to 3.76 percent in the first quarter of 1999, primarily from the build-up of the mortgage warehouse which produced 72 percent of the increase in earning assets. Table 2 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the first quarters of 1999 and 1998.

TABLE 2 - NET INTEREST MARGIN
                                                                    First Quarter
                                                                 --------------------
                                                                  1999           1998
-------------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
 Yields on earning assets                                         7.84%          8.25%
 Rates paid on interest-bearing liabilities                       3.89           4.51
-------------------------------------------------------------------------------------
  Net interest spread                                             3.95           3.74
-------------------------------------------------------------------------------------
 Effect of interest-free sources                                   .80            .90
 Loan fees                                                         .15            .13
 FRB interest and penalties                                        .01             --
-------------------------------------------------------------------------------------
  Net interest margin - Regional banking group                    4.91%          4.77%
MORTGAGE BANKING                                                 (1.03)          (.61)
CAPITAL MARKETS                                                   (.13)          (.13)
TRANSACTION PROCESSING                                             .01             --
-------------------------------------------------------------------------------------
 Net interest margin                                              3.76%          4.03%
=====================================================================================

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

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for the first quarter of 1999 increased 46 percent (from $230.9 million to $336.8 million) over the same period in 1998 primarily from increased costs to support the higher levels of activity in mortgage banking and capital markets. Table 4 provides a breakdown of total expenses by business line.


TABLE 3 - OPERATING EXPENSE COMPOSITION
                                                      First Quarter
                                                 -----------------------      Growth
(Dollars in millions)                               1999           1998      Rate (%)
-------------------------------------------------------------------------------------
Regional banking group                             $107.4         $ 91.7         17.0
Mortgage banking                                    179.1           95.4         87.9
Capital markets                                      32.6           27.8         17.1
Transaction processing                               15.6           13.9         12.1
Other                                                 2.1            2.1           --
-------------------------------------------------------------------------------------
 Total operating expense                           $336.8         $230.9         45.9
=====================================================================================

Mortgage banking accounted for 79 percent of the overall expense growth and grew 88 percent from the previous year. Expense growth for this business line varies with the volume and type of activity. The increase was mainly in personnel expense from increased loan production and amortization expense due to the larger servicing portfolio and faster prepayments. During this period, amortization of capitalized mortgage servicing rights increased 79 percent (from $17.3 million to $30.9 million). Increased activity in mortgage banking represented the majority of the growth in other expenses (such as contract employment, amortization of hedge instruments, legal and professional fees, etc.).

The regional banking group accounted for 15 percent of the overall expense growth and increased 17 percent from the previous year. This increase was due to investments in our nationwide expansion strategy for consumer lending, growth in the insurance business, costs related to the implementation of our branding strategy, and increased technology expenses.

Capital markets accounted for 5 percent of the overall expense growth and grew 17 percent from the previous year. Expenses for this business line are primarily variable in nature, and the increase reflects the growth in volume as well as costs from business expansion due to opening a new office and hiring additional salespeople and traders.

PROVISION FOR LOAN LOSSES/ASSET QUALITY

The provision for loan losses increased 10 percent (from $13.5 million to $14.8 million) from March 31, 1998, due to increased inherent risk in the loan portfolio from loan growth and a change in the loan mix partially due to securitizations. The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. Additional asset quality information is provided in Table 4 - Asset Quality Information and Table 5 - Charge-off Ratios.

TABLE 4 - ASSET QUALITY INFORMATION
                                                                                     March 31
                                                                             ------------------------
(Dollars in thousands)                                                         1999            1998
-----------------------------------------------------------------------------------------------------
Nonperforming loans                                                          $ 12,629        $ 10,914
Foreclosed real estate                                                          6,121           4,294
Other assets                                                                      189             225
-----------------------------------------------------------------------------------------------------
 Total Regional Banking Group                                                  18,939          15,433
-----------------------------------------------------------------------------------------------------
Mortgage Banking nonperforming loans                                           18,166          29,283
Mortgage Banking foreclosed real estate                                        10,749           7,281
-----------------------------------------------------------------------------------------------------
 Total nonperforming assets                                                  $ 47,854        $ 51,997
=====================================================================================================

Loans and leases 90 days past due                                            $ 28,006        $ 29,062
Potential problem assets*                                                    $ 64,974        $ 70,652


                                                                                  First Quarter
                                                                            -------------------------
                                                                              1999             1998
                                                                            -------------------------
ALLOWANCE FOR CREDIT LOSSES:
 Beginning balance at December 31                                           $136,013         $125,859
   Provision for loan losses                                                  14,826           13,515
   Charge-offs                                                               (13,541)         (12,376)
   Loan recoveries                                                             2,089            3,028
-----------------------------------------------------------------------------------------------------
 Ending balance at March 31                                                 $139,387         $130,026
=====================================================================================================

                                                                                     March 31
                                                                            -------------------------
                                                                              1999             1998
                                                                            -------------------------
Allowance to total loans                                                        1.59%            1.53%
Nonperforming loans to total loans                                               .35              .47
Nonperforming assets to total loans, foreclosed
  real estate and other assets                                                   .54              .61
Allowance to nonperforming assets                                                291              250
-----------------------------------------------------------------------------------------------------

* Includes loans and leases 90 days past due.

The ratio of net charge-offs to average loans increased from .45 percent for the first quarter of 1998 to .53 percent for the first quarter of 1999; however, the credit card receivables charge-off ratio improved from 4.29 percent at March
31, 1998, to 3.65 percent at March 31, 1999. In the first quarter of 1998, commercial and commercial real estate net charge-offs were in a net recovery position. This position changed to a more normal level in 1999, thus causing the overall charge-off ratio to increase.

The ratio of nonperforming loans to total loans decreased to .35 percent for the first quarter of 1999 compared with .47 percent for the same period in 1998, primarily from improvement in nonperforming loans in mortgage banking. At March 31, 1999, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

TABLE 5 - CHARGE-OFF RATIOS
                                                                   First Quarter
                                                                 -----------------
                                                                 1999         1998
----------------------------------------------------------------------------------
Commercial and commercial real estate                             .12%        (.03)%
Consumer                                                          .53          .39
Credit card receivables                                          3.65         4.29
Permanent mortgage*                                               .03         (.02)
==================================================================================

Total net charge-offs excluding repurchased mortgages             .51%         .41%
Impact of repurchased mortgages                                   .02          .04
----------------------------------------------------------------------------------
Total net charge-offs                                             .53%         .45%
==================================================================================

* Excludes impact of repurchased mortgages.

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

At March 31, 1999, First Tennessee reported total assets of $18.3 billion compared with $15.9 billion at March 31, 1998. Mortgage loans held for sale (mortgage warehouse) increased 42 percent (from $2.2 billion to $3.2 billion). The growth in the period end balance sheet was funded by a 44 percent increase in short-term purchased funds (from $4.1 billion to $5.9 billion).

TABLE 6 - SELECTED LOANS
                                                     1999
                                                      AS                          Growth            1999         Growth
(Dollars in millions)                              REPORTED         1998         Rate (%)         MANAGED*      Rate (%)
-----------------------------------------------------------------------------------------------------------------------
MARCH 31 PERIOD-END
Consumer loans                                     $ 3,164.0     $ 2,912.4          8.6           $ 3,446.4        18.3
Permanent mortgages                                    444.7         676.6        (34.3)              683.2         1.0
Total loans                                          8,782.8       8,488.4          3.5             9,303.8         9.6
-----------------------------------------------------------------------------------------------------------------------
YEAR-TO-DATE AVERAGES
Consumer loans                                     $ 3,090.3     $ 2,879.2          7.3           $ 3,392.4        17.8
Permanent mortgages                                    424.3         668.9        (36.6)              677.2         1.2
Total loans                                          8,653.2       8,368.7          3.4             9,208.2        10.0
-----------------------------------------------------------------------------------------------------------------------

*  Excludes managed loans in the mortgage banking servicing portfolio.

TABLE 7 - INVESTMENT SECURITIES
                                                                                                    1999
                                                     1999                                        EXCLUDING
                                                      AS                          Growth       SECURITIZATION    Growth
(Dollars in millions)                              REPORTED         1998         Rate (%)         ACTIVITY      Rate (%)
-----------------------------------------------------------------------------------------------------------------------
March 31 period-end                                $ 2,429.0     $ 1,966.3         23.5           $ 1,920.2        (2.3)
Year-to-date averages                                2,429.9       2,099.1         15.8             1,888.3       (10.0)
-----------------------------------------------------------------------------------------------------------------------

Average total assets grew 25 percent (from $14.9 billion to $18.6 billion) from the first quarter of 1998. Due to strong origination volume, the mortgage warehouse increased 131 percent (from $1.7 billion to $3.9 billion) and accounted for 60 percent of the increase in total assets. The continuation of favorable economic conditions led to 10 percent growth in total managed loans for the first quarter of 1999 (from $8.4 billion to $9.2 billion). Average commercial loans increased 9 percent (from $3.8 billion to $4.2 billion) and represented 45 percent of total managed loans. The 18 percent increase in managed consumer loans (from $2.9 billion to $3.4 billion) came primarily from real estate-related lending, and these loans represented 37 percent of total managed loans. First Horizon Equity Lending (previously known as Gulf Pacific Mortgage) which is active in originating home equity loans and second mortgages, experienced strong growth in 1999. Average investment securities increased 16 percent from first quarter 1998 (from $2.1 billion to $2.4 billion). Table 7 - Investment Securities shows the impact the securitization activity had on this growth rate.

Since the first quarter of 1998, average core deposits grew 4 percent (from $8.9 billion to $9.3 billion) while interest-bearing core deposits remained relatively flat. Noninterest-bearing deposits grew 14 percent (from $2.5 billion to $2.8 billion) over this same period with growth in mortgage escrow balances accounting for 37 percent of this increase. Short-term purchased funds were up 64 percent (from $4.3 billion to $7.0 billion) from the previous year, and were primarily used to fund the growth in the mortgage warehouse.

CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) at March 31, 1999, was $1.3 billion, up 17 percent from $1.1 billion at March 31, 1998. Shareholders' equity (excluding the qualifying capital securities) was $1.2 billion at March 31, 1999, an increase of 18 percent from $1.0 billion at March 31, 1998.

Average shareholders' equity increased 18 percent (from $1.0 billion to $1.1 billion) since the first quarter of 1998, reflecting strong internal capital generation. The average total capital to average assets ratio was 6.58 percent and the average shareholders' equity to average assets ratio was 6.05 percent for the first quarter of 1999. This compares with 7.08 percent and 6.41 percent, respectively for the first quarter of 1998. The capital ratios have been adversely impacted by the effect of assets, primarily the mortgage warehouse, increasing faster than equity. Excluding the effects of unrealized market valuations the average total capital to average assets ratio would have been
6.53 percent and the average shareholders' equity to average assets ratio would have been 5.99 percent for the first quarter of 1999.

At March 31, 1999, the corporation's Tier 1 capital ratio was 8.25 percent, the total capital ratio was 11.78 percent and the leverage ratio was 5.91 percent. On March 31, 1999, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.

OFF BALANCE SHEET ACTIVITY

In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized into "Lending related," "Mortgage banking," Interest rate risk management and "Capital markets" as noted in Table 8.


TABLE 8 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT MARCH 31, 1999

(Dollars in millions)                                                                                    Notional value
-----------------------------------------------------------------------------------------------------------------------
LENDING       Commitments to extend credit:
RELATED:       Consumer credit card lines                                                                     $ 2,270.2
               Consumer home equity                                                                               547.0
               Commercial real estate and construction and land development                                       348.5
               Mortgage banking                                                                                 1,978.0
               Other                                                                                            1,440.7
              Other commitments:
               Standby letters of credit                                                                          425.0
               Commercial letters of credit                                                                         4.6
-----------------------------------------------------------------------------------------------------------------------
MORTGAGE      Mortgage pipeline and warehouse hedging:
BANKING:       Interest rate contracts:
                  Forward contracts - commitments to sell                                                     $ 4,317.8
                  Option contracts:
                    Put options purchased*                                                                          8.0
                    Call options written                                                                           25.0
              Servicing portfolio hedging:
               Interest rate contracts:
                  Caps - purchased*                                                                             1,250.0
                  Caps - written                                                                                1,250.0
                  Floors - purchased*                                                                          20,750.0
                  Floors - written                                                                              5,400.0
                  Swaption - purchased*                                                                         4,300.0
                  Swaption - written                                                                            1,000.0
-----------------------------------------------------------------------------------------------------------------------
INTEREST       Interest rate contracts:
RATE RISK         Swaps - receive fixed/pay floating                                                          $   602.0
MANAGEMENT:       Swaps - receive floating/pay floating                                                           200.0
                  Caps - purchased                                                                                 20.0
                  Caps - written                                                                                   20.0
               Equity contracts:
                  Purchased options                                                                                 1.9
-----------------------------------------------------------------------------------------------------------------------
CAPITAL        Forward contracts:
MARKETS:         Commitments to buy                                                                           $ 2,916.1
                 Commitments to sell                                                                            3,074.0
               Option contracts:
                 Written                                                                                            5.0
                 Purchased                                                                                          5.0
               Securities underwriting commitments                                                                  3.2
-----------------------------------------------------------------------------------------------------------------------

* Mortgage banking option contracts in total had a book value of $156.4 million at March 31, 1999.

OTHER

YEAR 2000
---------

Many computer programs were originally designed to store and process data using two digits rather than four to define a calendar year. This could cause programs that have date sensitive software to recognize a date using "00" as the year 1900 rather than the year 2000. The "Year 2000 computer issue" can create risk for a company from unforeseen problems in its own computer systems and from the company's vendors and customers.

First Tennessee began planning its Year 2000 remediation strategy to fix this computer issue in 1995. Among other things, the process included the formation of a company-wide project team that meets regularly to coordinate and review the status of conversion initiatives. The main phases involved in the Year 2000 project are assessment, renovation, validation, and implementation. A comprehensive review to assess the systems affected by this issue has been completed, estimated cost projections have been determined and an implementation plan has been compiled. As a result of the assessment review, First Tennessee is in the process of modifying or replacing certain existing systems. New systems being acquired will provide new functionality to meet the expanding needs of customers and will be Year 2000 compliant.

Modifications to systems are made in the renovation phase. These modifications are then subjected to current and future date testing during the next phase, the validation phase. Finally, after systems are thoroughly tested, the implementation phase begins. Training and product integration occur during this final phase to aid in assuring a smooth transition to the normal day-to-day operations. The substantial completion of these phases is expected to occur by the end of the second quarter of 1999. As of March 31, 1999, for mission critical systems, First Tennessee had completed over 99 percent of renovation and 95 percent was validated and implemented, of which 3 percent are pending vendor testing with external vendors. For all systems, the completion status was approximately 97 percent renovated, 86 percent validated and implemented. Management believes the efforts described above will provide reasonable assurance that its systems will be adequately prepared for the Year 2000.

Costs of new systems will be capitalized and amortized, and spending for maintenance and modification associated with Year 2000 will be expensed as incurred. The total gross cost of Year 2000 compliance is estimated to range from $40 million to $45 million, of which approximately $30 million had been incurred as of March 31, 1999, with approximately 55 percent of this being capitalized. Consistent with current corporate accounting policy, the capitalized costs will be amortized on a straight-line basis over a maximum period of five years once the systems project is substantially complete and ready for its intended use.

As part of our Year 2000 preparedness, First Tennessee is also assessing business risks that potentially could arise from customers, business partners, vendors, and government agencies that may fail to successfully complete renovation of their systems before January 1, 2000. The processes include periodic assessments of Year 2000 readiness of material credit customers, funds providers, financial market counterparties, and mission critical vendors. During 1998, First Tennessee initiated a review with its large commercial customers to identify, assess and mitigate potential risks, including credit risk, associated with customers' failure to adequately address their Year 2000 issues. We will continue to assess these external sources for Year 2000 readiness. While First Tennessee continues, when it deems appropriate, to discuss these matters with, obtain written certification from, and test the systems of other companies as to their Year 2000 compliance, there can be no assurance that any potential impact associated with Year 2000 issues after December 31, 1999, would not have a material adverse effect on First Tennessee's business, financial condition or results of operations. However, our regular contingency planning processes are being adapted to aid us in preparing for the most significant potential risks from these external sources. The Office of the Comptroller of the Currency, which is our primary bank regulator, includes a review of the risk assessments and contingency plans in its quarterly examination of Year 2000 preparedness. Our contingency plans are being adapted to include such items as outsourcing options, business resumption plans for all of the business units, identification of alternative sources of liquidity, and evaluation of alternative manual processes. The adaptation and testing of these contingency plans should be finalized by the third quarter of 1999.

The foregoing statements are forward looking. Actual results could differ because of several factors, including those presented at the beginning of this MD&A discussion.

The Year 2000 disclosures contained in this report are designated as Year 2000 Readiness Disclosures related to the Year 2000 Information and Readiness Disclosure Act.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis included as Item 2 of Part I of this report and to Note 1 of the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" Subsection of the Management's Discussion and Analysis section contained in the Financial Information Appendix to the Corporation's proxy statement furnished to shareholders in connection with the Annual Meeting of Shareholders held on April 20, 1999, filed March 17, 1999.

                                    Part II.
                                OTHER INFORMATION

Items 1, 3, 4 and 5
-------------------

As of the end of the first quarter, 1999, the answers to Items 1, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2 - Changes in Securities.
-------------------------------

On March 31, 1999, the Corporation acquired Cambridge Mortgage, Inc. ("Cambridge"), Seattle, Washington, and merged Cambridge with and into FT Mortgage Companies, an indirect, wholly-owned subsidiary of the Corporation. At closing, the Corporation acquired from the three shareholders of Cambridge all 38,250 shares of Cambridge's common stock, $1.00 par value, in exchange for an initial closing payment of 20,914 shares of Corporation's common stock, $0.625 par value. It is estimated that approximately 800 additional shares of the Corporation's common stock will be issued to the shareholders of Cambridge during the second quarter of 1999 in payment of the balance of the acquisition price. No underwriter was involved in the transaction. The shares were sold in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, based on the limited number of shareholders receiving the Corporation's common stock.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits.

Exhibit No.            Description
-----------            -----------
    3(b)               Bylaws, as amended.                                               Filed Herewith

    4 Instruments defining the rights of security holders, including indentures.*

 **10(d)               1992 Restricted Stock Incentive Plan, as amended and
                       restated.                                                         Filed Herewith

 **10(i) Amended and Restated Pension Restoration Plan, as amended and restated, attached as Exhibit 10(i) to the Corporation's 1998 Form 10-K and incorporated herein by reference.

   27                  Financial Data Schedule (for SEC use only).                       Filed Herewith

*The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST TENNESSEE NATIONAL CORPORATION
                                    ------------------------------------
                                                (Registrant)





DATE:       5/14/99                       By:    Elbert L. Thomas Jr.
     ---------------------                   ---------------------------
                                             Elbert L. Thomas Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION
-----------           -----------
     3(b)             Bylaws, as amended.                                             Filed Herewith

     4 Instruments defining the rights of security holders, including indentures.*

  **10(d)             1992 Restricted Stock Incentive Plan, as amended and
                      restated.                                                       Filed Herewith

  **10(i) Amended and Restated Pension Restoration Plan, as amended and restated, attached as Exhibit 10(i) to the Corporation's
                      1998 Form 10-K and incorporated herein by reference.

    27                Financial Data Schedule (for SEC use only).                     Filed Herewith

*The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.