Form 10-Q
period 1999-06-30
FIRST TENNESSEE NATIONAL CORP
filed 1999-08-13
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

    (Mark one)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               --------------

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

Yes [X]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value               130,641,323
-----------------------------        ----------------------------
           Class                     Outstanding at July 31, 1999

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

CONSOLIDATED STATEMENTS OF CONDITION                                              First Tennessee National Corporation
----------------------------------------------------------------------------------------------------------------------

                                                                                  June 30                December 31
                                                                  ---------------------------------      -------------
(Dollars in thousands)(Unaudited)                                          1999                1998               1998
---------------------------------------------------------------------------------------------------      -------------
ASSETS:
Cash and due from banks                                           $     764,018       $     766,038      $     811,881
Federal funds sold and securities
   purchased under agreements to resell                                 228,032             151,614            124,239
---------------------------------------------------------------------------------------------------      -------------
          Total cash and cash equivalents                               992,050             917,652            936,120
---------------------------------------------------------------------------------------------------      -------------
Investment in bank time deposits                                          1,497               2,536              1,211
Capital markets inventory                                               461,674             394,992            358,304
Mortgage loans held for sale                                          2,868,885           2,483,532          4,227,443
Securities available for sale                                         1,965,893           1,916,427          1,816,485
Securities held to maturity (market value of
   $855,060 at June 30, 1999; $731,277 at
   June 30, 1998; and $610,364 at December 31, 1998)                    871,283             732,541            609,804
Loans, net of unearned income                                         8,661,277           7,945,756          8,557,064
     Less:  Allowance for loan losses                                   138,595             129,858            136,013
---------------------------------------------------------------------------------------------------      -------------
          Total net loans                                             8,522,682           7,815,898          8,421,051
---------------------------------------------------------------------------------------------------      -------------
Premises and equipment, net                                             297,121             220,271            254,292
Real estate acquired by foreclosure                                      16,968              20,923             16,242
Mortgage servicing rights, net                                          898,428             530,933            664,438
Intangible assets, net                                                  133,731             125,937            132,845
Capital markets receivables and other assets                          1,593,438           1,408,921          1,295,726
---------------------------------------------------------------------------------------------------      -------------
          TOTAL ASSETS                                            $  18,623,650       $  16,570,563      $  18,733,961
===================================================================================================      =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Interest-bearing                                             $   8,633,781       $   8,094,858      $   8,665,175
     Noninterest-bearing                                              2,882,834           2,848,482          3,057,864
---------------------------------------------------------------------------------------------------      -------------
          Total deposits                                             11,516,615          10,943,340         11,723,039
---------------------------------------------------------------------------------------------------      -------------
Federal funds purchased and securities
  sold under agreements to repurchase                                 2,228,111           1,760,537          2,912,018
Commercial paper and other short-term borrowings                      1,736,261           1,249,800          1,427,274
Capital markets payables and other liabilities                        1,521,718           1,264,862          1,057,646
Term borrowings                                                         326,860             266,543            414,450
---------------------------------------------------------------------------------------------------      -------------
          Total liabilities                                          17,329,565          15,485,082         17,534,427
---------------------------------------------------------------------------------------------------      -------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                      100,000             100,000            100,000
---------------------------------------------------------------------------------------------------      -------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
   but unissued)                                                             --                  --                 --
Common stock - $.625 par value (shares authorized -
   400,000,000; shares issued - 130,558,709 at
   June 30, 1999; 127,695,802 at June 30, 1998;
   and 128,974,362 at December 31, 1998)                                 81,599              79,810             80,609
Capital surplus                                                         147,284              62,921             96,778
Undivided profits                                                       973,534             827,233            908,977
Accumulated other comprehensive income                                   (4,690)             16,120             12,872
Deferred compensation on restricted stock incentive plans                (6,829)             (1,758)            (1,209)
Deferred compensation obligation                                          3,187               1,155              1,507
---------------------------------------------------------------------------------------------------      -------------
          Total shareholders' equity                                  1,194,085             985,481          1,099,534
---------------------------------------------------------------------------------------------------      -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  18,623,650       $  16,570,563      $  18,733,961
===================================================================================================      =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                           First Tennessee National Corporation
--------------------------------------------------------------------------------------------------------------------------------


                                                                Three Months Ended                    Six Months Ended
                                                                     June 30                               June 30
                                                           -------------------------------      --------------------------------
(Dollars in thousands except per share data)(Unaudited)            1999               1998               1999               1998
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                $     181,582      $     177,958      $     362,830      $     360,789
Interest on investment securities:
  Taxable                                                        43,021             39,461             81,249             72,670
  Tax-exempt                                                        737                952              1,491              1,943
Interest on mortgage loans held for sale                         55,377             48,208            124,112             79,058
Interest on capital markets inventory                             8,614              5,849             17,311             12,091
Interest on other earning assets                                  3,846              3,693              6,450              6,611
--------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                 293,177            276,121            593,443            533,162
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                         1,439              1,833              2,867              3,654
  Checking interest and money market account                     26,078             28,083             52,647             57,098
  Certificates of deposit under $100,000 and other time          30,726             36,951             63,105             74,660
  Certificates of deposit $100,000 and more                      33,869             25,301             76,178             42,954
Interest on short-term borrowings                                48,627             46,526             91,248             86,571
Interest on term borrowings                                       6,072              5,238             12,865              8,896
--------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                146,811            143,932            298,910            273,833
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             146,366            132,189            294,533            259,329
Provision for loan losses                                        14,979             12,785             29,805             26,300
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             131,387            119,404            264,728            233,029
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                175,696            122,500            344,474            215,057
Capital markets                                                  30,177             30,223             74,565             68,220
Deposit transactions and cash management                         26,608             22,732             49,824             42,767
Trust services and investment management                         14,753             13,340             29,344             25,461
Merchant processing                                              14,216              7,740             24,925             14,949
Cardholder fees                                                   6,052              5,354             11,014              9,866
Equity securities gains/(losses)                                     --                 31                 (8)                38
Debt securities gains/(losses)                                      (38)              (122)               (64)              (100)
All other income and commissions                                 26,757             18,125             46,710             33,642
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                              294,221            219,923            580,784            409,900
--------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES           425,608            339,327            845,512            642,929
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives, and benefits                 162,391            132,771            336,286            246,414
Amortization of mortgage servicing rights                        29,937             24,645             60,835             41,945
Operations services                                              16,861             13,923             32,563             27,958
Occupancy                                                        17,051             12,020             32,702             23,415
Equipment rentals, depreciation, and maintenance                 13,644             10,651             27,113             20,387
Communications and courier                                       12,670             10,373             25,037             19,704
Advertising and public relations                                 10,183              5,541             16,599             11,230
Amortization of intangible assets                                 2,601              2,655              5,177              5,295
All other                                                        65,353             45,791            131,176             92,930
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                             330,691            258,370            667,488            489,278
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       94,917             80,957            178,024            153,651
Applicable income taxes                                          33,945             28,211             64,023             54,550
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $      60,972      $      52,746      $     114,001      $      99,101
================================================================================================================================
EARNINGS PER SHARE                                        $         .47      $         .41      $         .88      $         .77
--------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                $         .45      $         .40      $         .85      $         .75
--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                         130,710,221        127,899,012        130,251,199        128,023,302
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY                                           First Tennessee National Corporation
---------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      1999             1998
---------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                                      $ 1,099,534       $ 954,096
Net income                                                                  114,001          99,101
Other comprehensive income:
   Unrealized market adjustments, net of tax and
   reclassification adjustment                                              (17,562)            788
---------------------------------------------------------------------------------------------------
Comprehensive income                                                         96,439          99,889
---------------------------------------------------------------------------------------------------
Cash dividends declared                                                     (49,445)        (42,233)
Common stock issued:
   Cambridge Mortgage Company acquisition                                       704              --
   For exercise of stock options                                             26,421          15,073
Tax benefit from non-qualified stock options                                  9,823          13,385
Common stock repurchased                                                         --         (60,814)
Amortization on restricted stock incentive plans                                994             664
Common stock adjustment McGuire Mortgage Co. acquisition                       (259)             --
Other                                                                         9,874           5,421
---------------------------------------------------------------------------------------------------
BALANCE, JUNE 30                                                        $ 1,194,085       $ 985,481
===================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                      First Tennessee National Corporation
-----------------------------------------------------------------------------------------------

                                                                 Six Months Ended June 30, 1999
                                                                -------------------------------
(Dollars in thousands)(Unaudited)                                    1999                1998
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $   114,001         $    99,101
Adjustments to reconcile net income to net cash
   provided/(used) by operating activities:
      Provision for loan losses                                      29,805              26,300
      Provision for deferred income tax                              58,092              25,668
      Depreciation and amortization of premises
         and equipment                                               24,107              17,747
      Amortization of mortgage servicing rights                      60,835              41,945
      Amortization of intangible assets                               5,177               5,295
      Net other amortization and accretion                           28,154               5,718
      Market value adjustment on foreclosed property                  3,199               7,050
      Gain on sale of securitized loans                                  --                (643)
      Equity securities (gains)/losses                                    8                 (38)
      Debt securities losses                                             64                 100
      Net gains on disposal of fixed assets                            (265)               (292)
      Net (increase)/decrease in:
        Capital markets securities inventory                       (103,370)           (141,752)
        Mortgage loans held for sale                              1,358,558          (1,242,884)
        Capital markets receivables                                (312,480)           (374,554)
        Interest receivable                                           5,536              (5,640)
        Other assets                                               (317,858)           (424,012)
      Net increase/(decrease) in:
        Capital markets payables                                    355,377             298,221
        Interest payable                                            (15,790)              5,076
        Other liabilities                                            96,278             239,379
-----------------------------------------------------------------------------------------------
        Total adjustments                                         1,275,427          (1,517,316)
-----------------------------------------------------------------------------------------------
        Net cash (used)/provided by operating activities          1,389,428          (1,418,215)
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
    Maturities                                                      118,216              32,739
    Purchases                                                            --                  --
Available for sale securities:
    Sales                                                            18,979              40,279
    Maturities                                                      415,320             452,014
    Purchases                                                      (609,411)           (271,675)
Premises and equipment:
    Sales                                                             2,831               1,208
    Purchases                                                       (64,964)            (29,835)
Net decrease in loans                                              (515,872)           (457,282)
Increase in investment in bank time deposits                           (286)                (14)
Proceeds from loan securitizations                                       --              72,756
Acquisitions, net of cash and cash equivalents acquired              (8,505)             (9,412)
-----------------------------------------------------------------------------------------------
        Net cash used by investing activities                      (643,692)           (169,222)
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
    Exercise of stock options                                        28,403              15,247
    Cash dividends                                                  (49,067)            (42,321)
    Repurchase shares                                                    --             (60,833)
Term Borrowings:
    Issuance                                                          2,421              99,218
    Payments                                                        (90,209)             (1,674)
Net increase/(decrease) in:
    Deposits                                                       (206,424)          1,271,561
    Short-term borrowings                                          (374,930)            222,270
-----------------------------------------------------------------------------------------------
        Net cash (used)/provided by financing activities           (689,806)          1,503,468
-----------------------------------------------------------------------------------------------
        Net increase/(decrease) in cash and cash equivalents         55,930             (83,969)
-----------------------------------------------------------------------------------------------
        Cash and cash equivalents at beginning of period            936,120           1,001,621
-----------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period              $   992,050         $   917,652
===============================================================================================
Total interest paid                                             $   314,412         $   268,589
Total income taxes paid                                              18,026              21,831
-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1999 Proxy Statement & 1998 Financial Information.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement has been amended by SFAS No. 137 which delayed the effective date to fiscal years beginning after June 15, 2000; which for First Tennessee will mean the first quarter of 2001. Earlier adoption is allowed. Because of the complexity of this standard and uncertainties associated with predicting future derivative usage and related fair values, it is not practicable at this time to predict what the impact of adopting this Statement will be to First Tennessee's financial position and results of operations.

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

NOTE 2 - BUSINESS COMBINATIONS/DIVESTITURES

On March 31, 1999, First Tennessee acquired Cambridge Mortgage Company of Seattle, Washington, for approximately 22,000 shares of its common stock. Cambridge was merged into FT Mortgage Companies, an indirect wholly owned subsidiary of First Tennessee. This acquisition was accounted for as a purchase and was immaterial to First Tennessee.

On June 1, 1999, First Tennessee Bank National Association, a wholly-owned subsidiary of First Tennessee National Corporation, acquired from National Processing Co. their remittance processing business locations in Atlanta, Dallas, Louisville and Phoenix for approximately $6.0 million. The acquisition of these units was accounted for as a purchase and was immaterial to First Tennessee.

On July 20, 1999, First Tennessee completed the sale of substantially all of the assets and liabilities of Planters Bank of Tunica, Mississippi, a wholly-owned subsidiary, to First Security Bank of Batesville, Mississippi. This transaction was completed for approximately $10.5 million and was immaterial to First Tennessee.

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30                               June 30
                                                           -----------------------------        -----------------------------

(Dollars in thousands, except per share data)                  1999             1998                1999             1998
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION:
Net income                                                 $     60,972     $     52,746        $    114,001     $     99,101

Weighted average shares outstanding                         130,308,530      127,760,553         129,883,561      127,953,690
Shares attributable to deferred compensation                    401,691          138,459             367,638           69,612
-----------------------------------------------------------------------------------------------------------------------------
Total weighted average shares per income statement          130,710,221      127,899,012         130,251,199      128,023,302

Earnings per share                                         $        .47     $        .41        $        .88     $        .77
-----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                 $     60,972     $     52,746        $    114,001     $     99,101

Weighted average shares outstanding                         130,710,221      127,899,012         130,251,199      128,023,302
Dilutive effect due to stock options                          3,972,396        3,748,256           3,974,353        3,899,720
-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted            134,682,617      131,647,268         134,225,552      131,923,022

Diluted earnings per share                                 $        .45     $        .40        $        .85     $        .75
-----------------------------------------------------------------------------------------------------------------------------

NOTE 4 - LOANS

The composition of the loan portfolio at June 30 is detailed below:

(Dollars in thousands)                                                 1999           1998
------------------------------------------------------------------------------------------
Commercial                                                      $ 4,295,676    $ 3,985,494
Consumer*                                                         2,954,702      2,615,277
Permanent mortgage*                                                 454,364        366,653
Credit card receivables                                             576,377        560,995
Real estate construction                                            351,651        396,075
Nonaccrual - Regional banking group                                  11,633          8,281
Nonaccrual - Mortgage banking                                        16,874         12,981
------------------------------------------------------------------------------------------
     Loans, net of unearned income                                8,661,277      7,945,756
             Allowance for loan losses                              138,595        129,858
------------------------------------------------------------------------------------------
               Total net loans                                  $ 8,522,682    $ 7,815,898
==========================================================================================

* As a result of the Real Estate Mortgage Investment Conduit (REMIC) certain securitized consumer and permanent mortgage loans are now classified as REMIC securities

The following table presents information concerning nonperforming loans at June 30:

(Dollars in thousands)                                                 1999           1998
------------------------------------------------------------------------------------------
Impaired loans                                                     $ 12,428       $  8,581
Other nonaccrual loans                                               16,079         12,681
------------------------------------------------------------------------------------------
       Total nonperforming loans                                   $ 28,507       $ 21,262
==========================================================================================

Restructured impaired loans at June 30, 1998 were $117,000.

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                         Three Months Ended              Six Months Ended
                                              June 30                        June 30
                                     -----------------------        ------------------------
(Dollars in thousands)                   1999           1998            1999            1998
--------------------------------------------------------------------------------------------
Total interest on impaired loans     $     32       $    225        $    315        $    357
Average balance of impaired loans      13,290          8,667          13,146           9,024
--------------------------------------------------------------------------------------------

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended June 30, 1999 and 1998, is summarized as follows:

(Dollars in thousands)             Non-impaired           Impaired            Total
-----------------------------------------------------------------------------------
Balance at December 31, 1997         $  122,107         $    3,752       $  125,859
Provision for loan losses                26,727               (427)          26,300
Securitization adjustment                (3,575)                --           (3,575)
Charge-offs                              23,013              1,102           24,115
  Less loan recoveries                    4,852                537            5,389
-----------------------------------------------------------------------------------
       Net charge-offs                   18,161                565           18,726
-----------------------------------------------------------------------------------
Balance at June 30, 1998             $  127,098         $    2,760       $  129,858
===================================================================================

Balance at December 31, 1998         $  133,572         $    2,441       $  136,013
Provision for loan losses                22,767              7,038           29,805
Securitization adjustment                (1,790)                --           (1,790)
Charge-offs                              24,627              5,016           29,643
  Less loan recoveries                    3,298                912            4,210
-----------------------------------------------------------------------------------
       Net charge-offs                   21,329              4,104           25,433
-----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999             $  133,220         $    5,375       $  138,595
===================================================================================

NOTE 5 - BUSINESS SEGMENT INFORMATION

First Tennessee provides traditional retail/commercial banking and other financial services to its customers. These products and services are categorized into two broad groups: a regional banking group and national lines of business. The national lines of business include mortgage banking, capital markets and transaction processing. The other segment is used to isolate corporate items. Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the quarterly and year to date periods ending June 30, 1999 and 1998.

                               Regional
                               Banking        Mortgage        Capital    Transaction
(Dollars in thousands)          Group         Banking         Markets     Processing      Other       Consolidated
------------------------------------------------------------------------------------------------------------------
2Q99
Interest income             $   214,177      $   63,474      $ 11,220      $  4,306      $    --       $   293,177
Interest expense                 87,189          49,061        10,033           528           --           146,811
------------------------------------------------------------------------------------------------------------------
   Net interest income          126,988          14,413         1,187         3,778           --           146,366
Other revenues                   61,834         177,607        30,177        24,641          (38)          294,221
Other expenses*                 126,837         173,072        24,077        19,655        2,029           345,670
------------------------------------------------------------------------------------------------------------------
   Pre-tax income                61,985          18,948         7,287         8,764       (2,067)           94,917
Income taxes                     21,299           7,359         2,741         3,330         (784)           33,945
------------------------------------------------------------------------------------------------------------------
Net income                  $    40,686      $   11,589      $  4,546      $  5,434      $(1,283)      $    60,972
==================================================================================================================
Average assets              $11,900,026      $5,122,155      $928,856      $490,440      $    --       $18,441,477
------------------------------------------------------------------------------------------------------------------
2Q98
Interest income             $   209,541      $   54,055      $  7,998      $  4,527      $    --       $   276,121
Interest expense                 94,724          41,499         6,966           743           --           143,932
------------------------------------------------------------------------------------------------------------------
   Net interest income          114,817          12,556         1,032         3,784           --           132,189
Other revenues                   51,993         123,369        30,226        14,426          (91)          219,923
Other expenses*                 110,198         120,282        23,455        15,190        2,030           271,155
------------------------------------------------------------------------------------------------------------------
   Pre-tax income                56,612          15,643         7,803         3,020       (2,121)           80,957
Income taxes                     19,614           5,347         2,908         1,147         (805)           28,211
------------------------------------------------------------------------------------------------------------------
Net income                  $    36,998      $   10,296      $  4,895      $  1,873      $(1,316)      $    52,746
==================================================================================================================
Average assets              $10,998,014      $4,006,728      $614,186      $504,540      $    --       $16,123,468
------------------------------------------------------------------------------------------------------------------

*Includes loan loss provision.

                               Regional
                               Banking        Mortgage        Capital    Transaction
(Dollars in thousands)          Group         Banking         Markets     Processing      Other       Consolidated
------------------------------------------------------------------------------------------------------------------
Year To Date 99
Interest income             $   423,041      $  139,503      $ 21,733      $  9,166      $    --       $   593,443
Interest expense                173,863         105,143        18,726         1,178           --           298,910
------------------------------------------------------------------------------------------------------------------
   Net interest income          249,178          34,360         3,007         7,988           --           294,533
Other revenues                  116,392         347,672        74,564        42,228          (72)          580,784
Other expenses*                 247,157         354,096        56,681        35,300        4,059           697,293
------------------------------------------------------------------------------------------------------------------
   Pre-tax income               118,413          27,936        20,890        14,916       (4,131)          178,024
Income taxes                     41,060          10,985         7,878         5,668       (1,568)           64,023
------------------------------------------------------------------------------------------------------------------
Net income                  $    77,353      $   16,951      $ 13,012      $  9,248      $(2,563)      $   114,001
==================================================================================================================
Average assets              $11,725,776      $5,423,522      $887,621      $494,889      $    --       $18,531,808
------------------------------------------------------------------------------------------------------------------
Year To Date 98
Interest income             $   417,809      $   89,803      $ 16,111      $  9,439      $    --       $   533,162
Interest expense                190,551          67,711        13,763         1,808           --           273,833
------------------------------------------------------------------------------------------------------------------
   Net interest income          227,258          22,092         2,348         7,631           --           259,329
Other revenues                   97,357         216,786        68,223        27,596          (62)          409,900
Other expenses*                 214,395         216,695        51,287        29,141        4,060           515,578
------------------------------------------------------------------------------------------------------------------
   Pre-tax income               110,220          22,183        19,284         6,086       (4,122)          153,651
Income taxes                     38,879           7,681         7,243         2,312       (1,565)           54,550
------------------------------------------------------------------------------------------------------------------
Net income                  $    71,341      $   14,502      $ 12,041      $  3,774      $(2,557)      $    99,101
==================================================================================================================
Average assets              $10,989,725      $3,421,863      $608,682      $507,720      $    --       $15,527,990
------------------------------------------------------------------------------------------------------------------

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month and six month periods ended June 30, 1999, compared to the three month and six month periods ended June 30, 1998. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1998 financial statements, notes, and management's discussion and analysis is provided as an appendix to the 1999 proxy statement.

Management's discussion and analysis may contain forward-looking statements with respect to First Tennessee's beliefs, plans, goals, expectations, and estimates. These statements are contained in certain sections that follow such as Year 2000. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies many of which are beyond a company's control, and many of which, with respect to future business decisions, are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; interest rate, market and monetary fluctuations; inflation; competition within and without the financial services industry; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating loans, including prepayment risks and fluctuating collateral values and changes in customer profiles. Additionally, the policies of the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in managing the risks involved in the foregoing, could cause actual results to differ. The forward-looking statements related to Year 2000 reflect management's best current estimates, which are based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. Those additional factors include, but are not limited to, uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of the computer code, and whether First Tennessee's customers, vendors, competitors and counterparties effectively address the Year 2000 issue. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

SECURITIZATION ACTIVITY

First Tennessee Bank National Association (FTBNA) securitized approximately $73 million of direct automobile loan receivables during the second quarter of 1998. During 1998 and 1999, FTBNA securitized $711 million and $378 million, respectively, of its consumer real estate loans from the consumer loan and permanent mortgage portfolios through the use of a Real Estate Mortgage Investment Conduit (REMIC). All of the interests in the REMIC are owned by subsidiaries of First Tennessee, including FTBNA. This transaction affects categorization of individual line items on the balance sheet. Consequently, loans have been reduced and investment securities have been increased.

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

FINANCIAL HIGHLIGHTS (COMPARISON OF SECOND QUARTER 1999 TO SECOND QUARTER 1998)

- Earnings for the second quarter of 1999 were $61.0 million, up 16 percent from last year's second quarter earnings of $52.7 million.

- Diluted earnings per share were $.45 in 1999, up 13 percent over the $.40 earned in 1998. Basic earnings per share were $.47 in 1999 and $.41 in 1998, an increase of 15 percent.

- Total revenues grew 25 percent with growth in fee income of approximately 34 percent and growth in net interest income of 11 percent. Mortgage banking led the increase in fee income with growth of 43 percent. Fee income contributed 67 percent to total revenues in 1999 compared with 62 percent in 1998.

- Return on average assets was 1.33 percent in 1999 compared with 1.31 percent in 1998. Return on average shareholders' equity was 20.9 percent in 1999 compared with a return of 22.2 percent in 1998. Strong internal equity generation caused the decline in this ratio.

- The consolidated net interest margin was 3.81 percent in 1999 compared with 3.86 percent in 1998. The lower margin was primarily related to the increased volume in the mortgage warehouse which produces a narrower spread. The consolidated net interest margin compression was partially offset by the 12 basis point improvement in the regional banking group's margin.

- Asset quality remained stable with the nonperforming assets ratio remaining flat at .53 percent for the second quarters of 1999 and 1998.

- At June 30, 1999, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($5.0 billion) and assets ($18.6 billion). FT Mortgage Companies continued to rank as one of the top retail mortgage originators in the nation, and First Tennessee Capital Markets continued to rank as one of the largest U.S. agency underwriters in the nation during the quarter.

INCOME STATEMENT ANALYSIS

NONINTEREST INCOME
------------------

Fee income (noninterest income excluding securities gains and losses) provides the majority of First Tennessee's revenue. During the second quarter of 1999, fee income increased 34 percent (from $220.0 million to $294.3 million) and contributed 67 percent to total revenue. In comparison, fee income contributed 62 percent to total revenue in the second quarter of 1998. Fee income increased in all of the major categories with the exception of capital markets which remained flat with the previous year. Mortgage banking led the growth with an increase of 43 percent while merchant processing experienced exceptional growth of 84 percent.

MORTGAGE BANKING
Mortgage banking fee income, First Tennessee's largest contributing business line to noninterest income, grew 43 percent (from $122.5 million to $175.7 million) from the second quarter of 1998 as shown in Table 1. The increase came primarily from the mortgage origination function (loan origination fees and secondary marketing activities).

TABLE 1 - MORTGAGE BANKING

                                             Second Quarter                          Six Months
                                       ------------------------      Growth   ------------------------     Growth
(Dollars in millions)                      1999          1998       Rate (%)      1999         1998       Rate (%)
------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Secondary marketing activities       $     68.2    $     47.1       44.8    $    140.5    $     87.8       60.0
  Loan origination fees                      48.1          36.8       30.5         102.0          59.3       72.0
  Servicing fees                             43.7          27.5       59.0          82.7          52.8       56.5
  Sale of mortgage servicing rights           3.7            --         NM           3.7            --         NM
  Miscellaneous                              12.0          11.1        8.7          15.6          15.2        3.3
-----------------------------------------------------------------------------------------------------------------
      Total noninterest income         $    175.7    $    122.5       43.4    $    344.5    $    215.1       60.2
=================================================================================================================
  Mortgage loan originations           $  5,639.3    $  4,862.4       16.0    $ 11,607.8    $  9,539.1       21.7
  Servicing portfolio                  $ 46,145.0    $ 32,147.5       43.5    $ 46,145.0    $ 32,147.5       43.5
-----------------------------------------------------------------------------------------------------------------

NM = not meaningful

Income derived from the mortgage origination function increased 39 percent from the second quarter of 1998 (from $83.9 million to $116.3 million). FT Mortgage Companies originated $5.6 billion of mortgage loans during the second quarter of 1999 and ranked as one of the largest retail mortgage loan originators in the nation. This origination volume, consisting of refinances and home purchases, represented an increase of 16 percent over the $4.9 billion in mortgage loans originated in the second quarter of 1998. The strong real estate market and expansion of FT Mortgage's market share led to a 36 percent increase in home purchase-related mortgages for the second quarter of 1999. Refinance activity decreased 9 percent and accounted for 35 percent of total origination volume during the second quarter of 1999, compared to 45 percent in 1998. The increased volume of originations, coupled with more profitable execution of loan sales into the secondary market resulted in the increase in income from secondary marketing activities.

Mortgage servicing fee income increased 59 percent from the second quarter of 1998 (from $27.5 million to $43.7 million). The mortgage servicing portfolio (which includes servicing for ourselves and others) totaled $46.1 billion at June 30, 1999, up 44 percent from $32.1 billion at June 30, 1998. This growth was generated through FT Mortgage's loan origination network. The change in the portfolio since second quarter 1998 resulted from originations of $25.3 billion, less $1.3 billion in sales of servicing released originations and principal reductions of $10.0 billion from payments and payoffs received in the normal course of business. In addition, servicing rights of $1.9 billion were sold during the second quarter of 1999.

Growth in miscellaneous noninterest income came principally from repositioning servicing hedges in the second quarter of 1999. The growth rate was diminished by the inclusion of gains from the sale of interests in a multi-family joint venture during the second quarter of 1998.

CAPITAL MARKETS
First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. Fee income in capital markets remained flat with the previous year's second quarter results of $30.2 million. With the anticipation of rising interest rates during the quarter, volume from traditional products declined as many customers delayed purchasing securities. This slowdown in demand was eased by continued growth in capital markets' customer base. Total securities bought and sold increased 46 percent over the same period in 1998 (from $95.2 billion to $138.8 billion). The increase in total volume came from a change in the mix of securities distributed, with a higher emphasis on discount notes during 1999. Total underwritings during the second quarter of 1999 were $8.0 billion compared with $7.1 billion for the same period in 1998. Capital markets continued to rank as one of the largest U.S. agency underwriters in the nation during the quarter.

OTHER FEE INCOME
Noninterest income from deposit transactions and cash management increased 17 percent from the second quarter of 1998 (from $22.7 million to $26.6 million) due to increased fees from business and consumer deposit accounts and growth in cash management from ACH processing and retail and wholesale lockbox processing. Since the second quarter of 1998, trust and investment management fees grew 11 percent (from $13.3 million to $14.8 million). This growth was primarily due to growth in assets under management related to a strong stock market and growth in customer accounts. Assets under management grew from $8.5 billion in the second quarter of 1998 to $9.4 billion in the second quarter of 1999. Fee income from merchant processing grew 84 percent (from $7.7 million to $14.2 million) due to growth in transaction volume, pricing changes and a special assessment received from a large customer. Merchant transactions processed grew 10 percent since the second quarter of 1998 (from 39 million transactions in the second quarter of 1998 to 43 million transactions in 1999). Cardholder fees increased 13 percent (from $5.4 million to $6.1 million) during this same period, as strong consumer purchasing activity led to higher interchange collections.

All other income and commissions increased 48 percent from the second quarter of 1998 (from $18.1 million to $26.8 million). This growth was principally in the other category which grew 76 percent (from $9.6 million to $17.0 million) in part due to the acquisition of four remittance processing locations of National Processing Co. (a subsidiary of National Processing Inc.) during the second quarter of 1999. Also contributing to the 48 percent growth were other service charges which increased 11 percent (from $4.2 million to $4.7 million) and included growth in servicing fees from securitizations; insurance premiums and commissions which increased 33 percent (from $1.9 million to $2.5 million); and check clearing fees which increased 9 percent (from $2.4 million to $2.6 million).

NET INTEREST INCOME
-------------------

Net interest income increased 10 percent (from $133.2 million to $147.1 million) from the second quarter of 1998, primarily due to the 12 percent increase in earning assets (from $13.8 billion to $15.5 billion). The consolidated net interest margin (margin) declined from 3.86 percent in the second quarter of 1998 to 3.81 percent in the second quarter of 1999, primarily due to the negative impact the mortgage warehouse has on the margin. Table 2 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the second quarters of 1999 and 1998.

TABLE 2 - NET INTEREST MARGIN

                                                                   Second Quarter
                                                               --------------------
                                                                 1999          1998
-----------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                                      7.80%         8.23%
   Rates paid on interest-bearing liabilities                    3.73          4.40
-----------------------------------------------------------------------------------
     Net interest spread                                         4.07          3.83
-----------------------------------------------------------------------------------
   Effect of interest-free sources                                .77           .90
   Loan fees                                                      .13           .13
   FRB interest and penalties                                     .01            --
-----------------------------------------------------------------------------------
     Net interest margin - Regional banking group                4.98%         4.86%
MORTGAGE BANKING                                                 (.99)         (.88)
CAPITAL MARKETS                                                  (.20)         (.13)
TRANSACTION PROCESSING                                            .02           .01
-----------------------------------------------------------------------------------
  Net interest margin                                            3.81%         3.86%
===================================================================================

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

The regional banking group's margin increased from 4.86 percent in the second quarter of 1998 to 4.98 percent in the second quarter of 1999. This improvement came from lower funding costs both in deposits and purchased funds.

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for the second quarter of 1999 increased 28 percent (from $258.4 million to $330.7 million) over the same period in 1998 primarily from increased costs to support the higher levels of activity in mortgage banking. Table 3 provides a breakdown of total expenses by business line.

TABLE 3 - OPERATING EXPENSE COMPOSITION

                                  Second Quarter                        Six Months
                               --------------------   Growth       --------------------   Growth
(Dollars in millions)            1999        1998    Rate (%)        1999        1998    Rate (%)
-------------------------------------------------------------------------------------------------
Regional banking group         $  114.6    $   98.5      16.4      $  222.0    $  190.2      16.7
Mortgage banking                  170.3       119.2      42.8         349.4       214.6      62.8
Capital markets                    24.1        23.5       2.7          56.7        51.3      10.5
Transaction processing             19.7        15.2      29.4          35.3        29.1      21.1
Other                               2.0         2.0      --             4.1         4.1      --
-------------------------------------------------------------------------------------------------
  Total operating expense      $  330.7    $  258.4      28.0      $  667.5    $  489.3      36.4
=================================================================================================

Mortgage banking accounted for 71 percent of the overall expense growth; a 43 percent increase from the previous year. Expense growth for this business line varies with volume and type of activity. The increase was mainly in personnel expense due to increased loan production and expenses related to the larger servicing portfolio. During this period, amortization of capitalized mortgage servicing rights increased 21 percent (from $24.6 million to $29.9 million). Increased activity in mortgage banking represented the majority of the growth in other expenses (such as contract employment, amortization of hedge instruments, legal and professional fees, etc.). Approximately half of the growth in the other category was due to higher amortization expense related to servicing hedge instruments.

The regional banking group accounted for 22 percent of the overall expense growth and increased 16 percent from the previous year. This increase was due to investments in our nationwide expansion strategy for consumer lending, growth in the insurance business, and costs for the marketing campaign to increase awareness of our new brand.

Transaction processing accounted for 6 percent of the overall expense growth and grew 29 percent from the previous year. This expense growth was partially due to the acquisition of several remittance processing locations of National Processing Co.

Capital markets expense growth slowed to only 3 percent. Expenses for this business line are primarily variable in nature, and the easing of expense growth generally mirrors the leveling off of revenue from this business.

PROVISION FOR LOAN LOSSES/ASSET QUALITY

The provision for loan losses increased 17 percent (from $12.8 million to $15.0 million) from June 30, 1998, due to increased inherent risk in the loan portfolio and a change in the loan mix related to growth in loans with higher risk/reward profiles. The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. Additional asset quality information is provided in Table 4 - Asset Quality Information and Table 5 - Charge-off Ratios.

TABLE 4 - ASSET QUALITY INFORMATION

                                                                                        June 30
                                                                              -------------------------
(Dollars in thousands)                                                           1999            1998
-------------------------------------------------------------------------------------------------------
Nonperforming loans                                                           $  11,633       $   8,281
Foreclosed real estate                                                            5,267           4,323
Other assets                                                                        202             214
-------------------------------------------------------------------------------------------------------
  Total Regional Banking Group                                                   17,102          12,818
-------------------------------------------------------------------------------------------------------
Mortgage Banking nonperforming loans                                             16,874          12,981
Mortgage Banking foreclosed real estate                                          11,701          16,600
-------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                  $  45,677       $  42,399
=======================================================================================================

Loans and leases 90 days past due                                             $  23,593       $  27,192
Potential problem assets*                                                     $  66,842       $  66,194

                                                                                    Second Quarter
                                                                              -------------------------
                                                                                 1999            1998
                                                                              -------------------------

ALLOWANCE FOR CREDIT LOSSES:
  Beginning balance at March 31                                               $ 139,387       $ 130,026
      Provision for loan losses                                                  14,979          12,785
      Securitization adjustments                                                 (1,790)         (3,575)
      Charge-offs                                                               (16,102)        (11,739)
      Loan recoveries                                                             2,121           2,361
-------------------------------------------------------------------------------------------------------
  Ending balance at June 30                                                   $ 138,595       $ 129,858
=======================================================================================================

                                                                                        June 30
                                                                              -------------------------
                                                                                 1999            1998
                                                                              -------------------------

Allowance to total loans                                                           1.60%           1.63%
Nonperforming loans to total loans                                                  .33             .27
Nonperforming assets to total loans, foreclosed
  real estate and other assets                                                      .53             .53
Allowance to nonperforming assets                                                   303             306
-------------------------------------------------------------------------------------------------------

* Includes loans and leases 90 days past due

The allowance for loan losses increased 7 percent or $8.7 million from second quarter 1998. Period-end loans grew 9 percent over this same period. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.60 percent at June 30, 1999, compared with 1.63 percent at June 30, 1998.

The ratio of net charge-offs to average loans increased from .47 percent for the second quarter of 1998 to .65 percent for the second quarter of 1999. This increase was due to a change in the mix of consumer loan products to those with higher risk/return profiles, and a return to a more normal level of commercial loan charge-offs. The credit card receivables charge-off ratio, however, did improve from 4.12 percent for the second quarter of 1998 to 3.51 percent for the second quarter of 1999.

The ratio of nonperforming loans to total loans was .33 percent for the second quarter of 1999 compared with .27 percent for the same period in 1998. At June 30, 1999, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

TABLE 5 - CHARGE-OFF RATIOS

                                                             Second Quarter
                                                            ----------------
                                                            1999        1998
----------------------------------------------------------------------------
Commercial and commercial real estate                        .24%        .01%
Consumer                                                     .77         .30
Credit card receivables                                     3.51        4.12
Permanent mortgage*                                          .31        (.05)
============================================================================
Total net charge-offs excluding repurchased mortgages        .63%        .39%
Impact of repurchased mortgages                              .02         .08
----------------------------------------------------------------------------
Total net charge-offs                                        .65%        .47%
============================================================================

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

At June 30, 1999, First Tennessee reported total assets of $18.6 billion compared with $16.6 billion at June 30, 1998. Mortgage loans held for sale (mortgage warehouse) increased 16 percent (from $2.5 billion to $2.9 billion). The growth in the period-end balance sheet was primarily funded by a 31 percent increase in short-term purchased funds (from $4.8 billion to $6.3 billion).

TABLE 6 - SELECTED LOANS

                               1999          1998
                                AS            As          Growth        1999          1998        Growth
(Dollars in millions)        REPORTED      Reported      Rate (%)     MANAGED*      Managed*     Rate (%)
--------------------------------------------------------------------------------------------------------
JUNE 30 PERIOD-END
Consumer loans              $ 2,954.7      $ 2,615.3       13.0       $ 3,572.1     $ 3,030.3      17.9
Permanent mortgages             454.4          366.7       23.9           675.1         676.1       (.2)
Total loans                   8,661.3        7,945.8        9.0         9,499.4       8,670.2       9.6
--------------------------------------------------------------------------------------------------------
SECOND QUARTER AVERAGES
Consumer loans              $ 2,999.7      $ 2,674.4       12.2       $ 3,507.0     $ 2,965.0      18.3
Permanent mortgages             448.3          453.0       (1.0)          679.5         665.2       2.2
Total loans                   8,669.8        8,055.5        7.6         9,408.3       8,558.3       9.9
--------------------------------------------------------------------------------------------------------
YEAR-TO-DATE AVERAGES
Consumer loans              $ 3,044.8      $ 2,776.3        9.7       $ 3,450.0     $ 2,922.4      18.1
Permanent mortgages             436.4          560.4      (22.1)          678.4         667.1       1.7
Total loans                   8,661.5        8,211.3        5.5         9,308.8       8,464.0      10.0
--------------------------------------------------------------------------------------------------------

* Excludes managed loans in the mortgage banking servicing portfolio.

TABLE 7 - INVESTMENT SECURITIES

                                                                            1999             1998
                                1999            1998                      EXCLUDING        Excluding
                                 AS              As          Growth    SECURITIZATION    Securitization    Growth
(Dollars in millions)         REPORTED        Reported      Rate (%)      ACTIVITY          Activity      Rate (%)
-----------------------------------------------------------------------------------------------------------------
June 30 period-end           $ 2,837.2        $ 2,648.9         7.1      $ 2,000.2         $ 1,965.0         1.8
Second quarter averages        2,694.4          2,422.1        11.2        1,961.1           1,950.2          .6
Year-to-date averages          2,562.9          2,261.5        13.3        1,924.9           2,024.2        (4.9)
-----------------------------------------------------------------------------------------------------------------

Average total assets grew 14 percent (from $16.1 billion to $18.4 billion) from the second quarter of 1998. Due to strong origination volume, the mortgage warehouse increased 17 percent (from $2.7 billion to $3.2 billion) and accounted for 19 percent of the increase in total assets. The continuation of favorable economic conditions led to 10 percent growth in total managed loans for the second quarter of 1999 (from $8.6 billion to $9.4 billion). Average commercial loans increased 8 percent (from $3.9 billion to $4.2 billion) and represented 45 percent of total managed loans. The 18 percent increase in managed consumer loans (from $3.0 billion to $3.5 billion) came primarily from real estate-related lending, and these loans represented 37 percent of total managed loans. First Horizon Equity Lending (previously known as Gulf Pacific Mortgage) which is active in originating home equity loans and second mortgages, experienced strong growth in 1999. Average investment securities increased 11 percent from second quarter 1998 (from $2.4 billion to $2.7 billion). Table 7 - Investment Securities shows the impact the securitization activity had on this growth rate.

Since the second quarter of 1998, average core deposits grew 3 percent (from $8.9 billion to $9.2 billion) while interest-bearing core deposits remained relatively flat at $6.4 billion for 1999 compared to $6.3 billion for 1998. Noninterest-bearing deposits grew 10 percent (from $2.6 billion to $2.8 billion) over this same period with growth in mortgage escrow balances accounting for 22 percent of this increase. Short-term purchased funds were up 31 percent (from $5.2 billion to $6.9 billion) from the previous year, and were primarily used to fund the growth in mortgage banking.

CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) at June 30, 1999, was $1.3 billion, up 19 percent from $1.1 billion at June 30, 1998. Shareholders' equity (excluding the qualifying capital securities) was $1.2 billion at June 30, 1999, an increase of 21 percent from $1.0 billion at June 30, 1998.

Average shareholders' equity increased 23 percent (from $1.0 billion to $1.2 billion) since the second quarter of 1998, reflecting strong internal capital generation. The average total capital to average assets ratio was 6.89 percent and the average shareholders' equity to average assets ratio was 6.35 percent for the second quarter of 1999. This compares with 6.53 percent and 5.91 percent, respectively for the second quarter of 1998. The capital ratios have been adversely impacted by the effect of assets, primarily the mortgage warehouse, increasing faster than equity. Unrealized market valuations had no material effect on these ratios for the second quarters of 1998 or 1999.

Diluted shares outstanding have increased 3.0 million since the second quarter of 1998 primarily as a result of minimal share repurchases for stock option exercises. This increase in shares created the difference between net income growth of 16 percent and diluted earnings per share growth of 13 percent.

At June 30, 1999, the corporation's Tier 1 capital ratio was 8.51 percent, the total capital ratio was 12.00 percent and the leverage ratio was 6.21 percent. On June 30, 1999, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.

OFF BALANCE SHEET ACTIVITY

In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized as "Lending related," "Mortgage banking," "Interest rate risk management" and "Capital markets" as noted in Table 8.

TABLE 8 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT JUNE 30, 1999

(Dollars in millions)                                                                 Notional value
----------------------------------------------------------------------------------------------------
LENDING       Commitments to extend credit:
RELATED:         Consumer credit card lines                                                $ 2,289.8
                 Consumer home equity                                                          563.4
                 Commercial real estate and construction and land development                  445.6
                 Mortgage banking                                                            1,857.9
                 Other                                                                       1,406.3
              Other commitments:
                 Standby letters of credit                                                     240.8
                 Commercial letters of credit                                                   11.1
----------------------------------------------------------------------------------------------------
MORTGAGE      Mortgage pipeline and warehouse hedging:
BANKING:         Interest rate contracts:
                     Forward contracts - commitments to sell                               $ 4,195.4
              Servicing portfolio hedging:
                 Interest rate contracts:
                     Caps - purchased*                                                         250.0
                     Caps - written                                                            250.0
                     Floors - purchased*                                                    20,025.0
                     Floors - written                                                        2,000.0
                     Swaption - purchased*                                                   3,300.0
----------------------------------------------------------------------------------------------------
INTEREST         Interest rate contracts:
RATE RISK            Swaps - receive fixed/pay floating                                    $   481.0
MANAGEMENT:          Swaps - receive floating/pay floating                                     741.7
                     Caps - purchased                                                           20.0
                     Caps - written                                                             20.0
                 Equity contracts:
                     Purchased options                                                           1.9
----------------------------------------------------------------------------------------------------
CAPITAL          Forward contracts:
MARKETS:             Commitments to buy                                                    $ 1,666.2
                     Commitments to sell                                                     1,899.2
                 Option contracts:
                     Written                                                                    30.0
                     Purchased                                                                  30.0
                 Securities underwriting commitments                                            33.7
----------------------------------------------------------------------------------------------------

* Mortgage banking option contracts had a value of $142.5 million recognized in the Consolidated Statements of Condition at June 30, 1999.

FINANCIAL HIGHLIGHTS (COMPARISON OF FIRST SIX MONTHS OF 1999 TO FIRST SIX MONTHS OF 1998)

- Earnings for 1999 were $114.0 million, up 15 percent from last year's earnings of $99.1 million.

- Diluted earnings per share were $.85 in 1999, up 13 percent over the $.75 earned in 1998. Basic earnings per share were $.88 in 1999 and $.77 in 1998.

- Total revenues grew 31 percent with growth in fee income of 42 percent and growth in net interest income of 13 percent. Increases were experienced in all categories of fee income with mortgage banking leading the increase with growth of 60 percent. Fee income contributed 66 percent to total revenues in 1999 compared with 61 percent in 1998.

- Return on average assets was 1.24 percent in 1999 compared with 1.29 percent in 1998. The decline in the return on average assets was due to growth in assets, largely due to growth in the mortgage warehouse. Return on average shareholders' equity was 20.0 percent in 1999 compared with a return of 20.9 percent in 1998. Strong internal equity generation caused the decline in this ratio.

- The consolidated net interest margin was 3.78 percent in 1999 compared with 3.94 percent in 1998.

INCOME STATEMENT REVIEW
-----------------------

Noninterest income, excluding securities gains and losses, increased 42 percent (from $410.0 million to $580.9 million) over the same period last year. Fee income represented 66 percent of total revenues during the first six months of 1999 and 61 percent for the same period in 1998. Mortgage banking fee income grew 60 percent (from $215.1 million to $344.5 million). See Table 1 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 9 percent (from $68.2 million to $74.6 million) from 1998, reflecting a record six-month period. For the first six months of 1999, fee income in deposit transactions and cash management grew 17 percent (from $42.8 million to $49.8 million). Trust services and investment service fees increased 15 percent (from $25.5 million to $29.3 million) and merchant processing fees grew 67 percent (from $14.9 million to $24.9 million). Cardholder fees increased 12 percent (from $9.9 million to $11.0 million). All other income and commissions increased 39 percent (from $33.6 million to $46.7 million). This growth was spread over a number of categories, with other service charges increasing 28 percent (from $7.2 million to $9.2 million) which included growth in investment/mutual fund sales and servicing fees from securitizations. Insurance premiums and commissions increased 35 percent (from $3.5 million to $4.8 million) and check clearing fees increased 14 percent (from $4.5 million to $5.2 million). The other category increased 50 percent (from $18.4 million to $27.5 million). The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 13 percent (from $261.4 million to $296.1 million) from the first six months of 1998 primarily due to the 18 percent increase in earning assets. Year-to-date consolidated margin declined from 3.94 percent in 1998 to 3.78 in 1999, primarily from the build-up of the mortgage warehouse which produced 57 percent of the 18 percent increase in earning assets year-over-year. In the regional banking group the year-to-date margin improved from 4.81 percent in 1998 to 4.94 percent in 1999.

Noninterest expense increased 36 percent (from $489.3 million to $667.5 million) primarily from increased costs to support the higher levels of activity in mortgage banking. See Table 3 - Operating Expense Composition for a breakdown of total expenses by business line. Mortgage banking accounted for 76 percent of the overall expense growth and grew 63 percent from the previous year. Expense growth for this business line varies with the volume and type of activity. During this period, amortization of capitalized mortgage servicing rights increased 45 percent (from $41.9 million to $60.8 million). The regional banking group accounted for 18 percent of the overall expense growth and increased 17 percent from the previous year. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

The provision for loan losses increased 13 percent (from $26.3 million to $29.8 million) from the previous year. The increase reflects the inherent risk in the loan portfolio from loan growth and a change in the loan mix partially due to securitizations.

BALANCE SHEET REVIEW
--------------------

Average total assets grew 19 percent (from $15.5 billion to $18.5 billion) and average managed loans (including loans securitized) grew 10 percent (from $8.5 billion to $9.3 billion) from the first six months of 1998. Average loans (excluding loans securitized) grew 5 percent (from $8.2 billion to $8.7 billion) during this same period. For a better understanding of the effect of securitizations on these growth trends, refer to Table 6 - Selected Loans and Table 7 - Investment Securities. Average commercial loans increased 9 percent (from $3.9 billion to $4.2 billion), average consumer loans grew 10 percent (from $2.8 billion to $3.0 billion) and average credit card receivables remained level at $.6 billion. The permanent mortgage portfolio decreased 22 percent (from $.6 billion to $.4 billion) due to securitization activity, and real estate construction loans averaged $.4 billion while experiencing a decline of 8 percent from 1998. Average investment securities increased 13 percent (from $2.3 billion to $2.6 billion) from 1998. With the strong origination volume, the mortgage warehouse grew 61 percent (from $2.2 billion to $3.5 billion).

Average core deposits increased 4 percent (from $8.9 billion to $9.2 billion) and interest-bearing core deposits remained level at $6.4 billion. Noninterest-bearing deposits increased 12 percent (from $2.5 billion to $2.8 billion). Short-term purchased funds increased 46 percent (from $4.8 billion to $6.9 billion) for the six-month period.

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

First Tennessee began planning its Year 2000 remediation strategy to fix this computer issue in 1995. Among other things, the process included the formation of a company-wide project team that meets regularly to coordinate and review the status of conversion initiatives. First Tennessee's senior executives and the board of directors also regularly review the Year 2000 program and its progress. The main phases involved in the Year 2000 project are assessment (determining the magnitude of the problem and assessing necessary effort), renovation (making changes or enhancements to hardware and software and associated components), validation (testing and verifying changes), and implementation (certification, acceptance and initial installation). A comprehensive review to assess the systems affected by this issue has been completed, estimated cost projections have been determined and an implementation plan has been compiled. As a result of the assessment review, First Tennessee is in the process of modifying or replacing certain existing systems. New systems are providing additional functionality to meet the expanding needs of customers and will be Year 2000 compliant.

As of June 30, 1999, all mission critical systems have been renovated and validated as Year 2000 compliant. When noncritical systems are included, over 99 percent of all systems have been renovated and validated as compliant. Approximately 99 percent of all systems have been implemented. Management believes the efforts described above will provide reasonable assurance that its systems will be adequately prepared for the Year 2000.

Costs of new systems are being capitalized and amortized, and spending for maintenance and modification associated with Year 2000 is expensed as incurred. The total gross cost of Year 2000 compliance is estimated to be $40 million, of which approximately $35 million had been incurred as of June 30, 1999, with approximately 55 percent of this being capitalized. The remaining costs will be used to finish rolling out systems already validated and certified. Consistent with current corporate accounting policy, the capitalized costs are being amortized on a straight-line basis over a maximum period of five years once the systems project is substantially complete and ready for its intended use.

First Tennessee is also assessing Year 2000 readiness on the part of external entities, particularly mission critical vendors, significant credit customers, business partners, funds providers, and financial market counterparties. During 1998, First Tennessee initiated a review process with its large commercial customers to identify, assess and mitigate potential risks, including credit risk, associated with customers' failure to adequately address their Year 2000 issues. First Tennessee is continuing, when it deems appropriate, to discuss these matters with, obtain written certification from, and test the systems of other companies as to their Year 2000 compliance. If Year 2000 issues are not adequately addressed by First Tennessee and significant third parties, First Tennessee's business, financial condition or results of operations could be materially adversely affected. However, our regular contingency planning processes are being adapted to aid us in preparing for the most significant potential risks from both internal and external sources. The adaptation and testing of these contingency plans should be finalized by the third quarter of 1999. These changes include such items as outsourcing options, business resumption plans for all of the business units, identification of alternative sources of liquidity, and evaluation of alternative manual processes.

As a financial institution, First Tennessee's Year 2000 efforts are subject to regulation and monitoring by bank and bank holding company regulatory agencies. These agencies, under the auspices of the Federal Financial Institutions Examination Council ("FFIEC") have established specific deadline requirements for achieving Year 2000 compliance. First Tennessee is current in meeting these requirements. The Office of the Comptroller of the Currency, which is our primary bank regulator, also includes a review of the risk assessments and contingency plans in its quarterly examination of Year 2000 preparedness.

The foregoing statements are forward looking. Actual results could differ because of several factors, including those presented in the Introduction section at the beginning of this MD&A discussion.

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

                                    Part II.
                                OTHER INFORMATION

Items 1, 3 and 5
----------------

As of the end of the second quarter, 1999, the answers to Items 1, 3 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2 - Changes in Securities.
-------------------------------

In the Corporation's Form 10-Q filed for the first quarter of 1999, it was estimated that approximately 800 shares of the Corporation's common stock would be issued to the shareholders of Cambridge Mortgage, Inc. ("Cambridge"), Seattle, Washington, during the second quarter of 1999 in addition to the 20,914 shares of the Corporation's common stock issued during the first quarter of 1999. The actual number of additional shares issued to the shareholders of Cambridge was 738 shares of June 14, 1999.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)      The Corporation's Annual Meeting of Shareholders was held April 20,
         1999.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for election to Class III (Messrs. Cantu, Cates, Haslam and Horn). The Class III nominees were elected for a three-year term or until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Blattberg, Glass, Kelley, Martin, Orgill, Rose and Sansom and Mrs. Palmer.

(c) At the Annual Meeting, the shareholders also ratified the appointment of Arthur Andersen LLP as Independent auditors for the year 1999. The shareholder vote was as follows:

Nominees Class III                 For               Withheld
------------------                 ---               --------
Carlos H. Cantu                106,091,160            328,947
George E. Cates                106,164,143            255,964
James A. Haslam, III           106,099,286            320,821
Ralph Horn                     106,177,579            242,528

Ratification of Auditors

    For                    Withheld                   Abstained
    ---                    --------                   ---------
105,966,895                 278,831                     174,381


There were no "broker non-votes" with respect to any of the nominees or the ratification of auditors and no abstentions with respect to any of the nominees.

Item 6 - Exhibits and Reports on Form 8-K.
-----------------------------------------
(a)      Exhibits.


Exhibit No.    Description
-----------    -----------
3(b)           Bylaws, as amended, incorporated by reference to Exhibit 3(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4 Instruments defining the rights of security holders, including indentures.*

**10(d) 1992 Restricted Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10(d)to the Corporation's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1999.

27             Financial Data Schedule (for SEC use only).

* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

** This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST TENNESSEE NATIONAL CORPORATION
                                    ------------------------------------
                                              (Registrant)





DATE:       8/13/99                       By:    James F. Keen
     ---------------------                   --------------------------
                                                 James F. Keen
                                            Senior Vice President and
                                              Corporate Controller
                                           (Duly Authorized Officer and
                                            Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
    3(b)          Bylaws, as amended, incorporated by reference to Exhibit 3(b)
                  to the Corporation's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1999.

    4 Instruments defining the rights of security holders, including indentures.*

  **10(d) 1992 Restricted Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10(d)to the Corporation's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999.

    27            Financial Data Schedule (for SEC use only).

* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

** This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.