Form 10-Q
period 1999-09-30
FIRST TENNESSEE NATIONAL CORP
filed 1999-11-12
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

       (Mark one)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                               --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

                        Commission file number   000-4491
                                                 --------

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

Yes  [x]    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                         130,374,434
-----------------------------                -------------------------------
           Class                             Outstanding at October 31, 1999

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

CONSOLIDATED STATEMENTS OF CONDITION                                   First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------

                                                                       September 30            December 31
                                                               ----------------------------    ------------
(Dollars in thousands)(Unaudited)                                  1999            1998            1998
--------------------------------------------------------------------------------------------   ------------
ASSETS:
Cash and due from banks                                        $    860,519    $    726,605    $    811,881
Federal funds sold and securities
  purchased under agreements to resell                              297,398         134,011         124,239
--------------------------------------------------------------------------------------------   ------------
    Total cash and cash equivalents                               1,157,917         860,616         936,120
--------------------------------------------------------------------------------------------   ------------
Investment in bank time deposits                                      1,598           2,786           1,211
Capital markets securities inventory                                502,796         397,980         358,304
Mortgage loans held for sale                                      2,910,874       2,841,957       4,227,443
Securities available for sale                                     1,953,055       1,910,299       1,816,485
Securities held to maturity (market value of
 785,065 at September 30, 1999; $686,156 at
 September 30, 1998; and $610,364 at December 31, 1998)             810,394         684,491         609,804
Loans, net of unearned income                                     8,956,320       8,315,716       8,557,064
  Less:  Allowance for loan losses                                  139,426         135,413         136,013
--------------------------------------------------------------------------------------------   ------------
    Total net loans                                               8,816,894       8,180,303       8,421,051
--------------------------------------------------------------------------------------------   ------------
Premises and equipment, net                                         304,553         236,908         254,292
Real estate acquired by foreclosure                                  17,065          15,513          16,242
Mortgage servicing rights, net                                      868,589         518,991         664,438
Intangible assets, net                                              131,162         129,052         132,845
Capital markets receivables and other assets                      1,627,100       1,469,113       1,295,726
--------------------------------------------------------------------------------------------   ------------
TOTAL ASSETS                                                   $ 19,101,997    $ 17,248,009    $ 18,733,961
============================================================================================   ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Interest-bearing                                             $  9,674,515    $  8,384,401    $  8,665,175
  Noninterest-bearing                                             2,748,857       2,716,088       3,057,864
--------------------------------------------------------------------------------------------   ------------
    Total deposits                                               12,423,372      11,100,489      11,723,039
--------------------------------------------------------------------------------------------   ------------
Federal funds purchased and securities
  sold under agreements to repurchase                             1,979,934       2,136,500       2,912,018
Commercial paper and other short-term borrowings                  1,494,301       1,336,243       1,427,274
Capital markets payables and other liabilities                    1,480,796       1,257,096       1,057,646
Term borrowings                                                     376,877         266,468         414,450
--------------------------------------------------------------------------------------------   ------------
    Total liabilities                                            17,755,280      16,096,796      17,534,427
--------------------------------------------------------------------------------------------   ------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                  100,000         100,000         100,000
--------------------------------------------------------------------------------------------   ------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
  but unissued)                                                          --              --              --
Common stock - $.625 par value (shares authorized -
  400,000,000; shares issued - 130,681,481 at
  September 30, 1999; 128,087,054 at September 30, 1998;
  and 128,974,362 at December 31, 1998)                              81,676          80,054          80,609
Capital surplus                                                     159,144          78,128          96,778
Undivided profits                                                 1,018,112         867,918         908,977
Accumulated other comprehensive income                               (9,157)         25,392          12,872
Deferred compensation on restricted stock incentive plans            (6,245)         (1,434)         (1,209)
Deferred compensation obligation                                      3,187           1,155           1,507
--------------------------------------------------------------------------------------------   ------------
    Total shareholders' equity                                    1,246,717       1,051,213       1,099,534
--------------------------------------------------------------------------------------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 19,101,997    $ 17,248,009    $ 18,733,961
============================================================================================   ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                   First Tennessee National Corporation
------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended               Nine Months Ended
                                                                   September 30                     September 30
                                                          -----------------------------   ------------------------------
(Dollars in thousands except per share data)(Unaudited)        1999            1998            1999             1998
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                 $    189,399    $    181,038    $    552,229     $    541,827
Interest on investment securities:
  Taxable                                                        46,001          42,654         127,250          115,324
  Tax-exempt                                                        602             895           2,093            2,838
Interest on mortgage loans held for sale                         55,458          51,112         179,570          130,170
Interest on capital markets securities inventory                  7,746           9,351          25,057           21,442
Interest on other earning assets                                  4,006           3,217          10,456            9,828
------------------------------------------------------------------------------------------------------------------------
    Total interest income                                       303,212         288,267         896,655          821,429
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                         1,450           1,812           4,317            5,466
  Checking interest and money market account                     25,900          28,317          78,547           85,415
  Certificates of deposit under $100,000 and other time          30,326          35,921          93,431          110,581
  Certificates of deposit $100,000 and more                      38,878          29,836         115,056           72,790
Interest on short-term borrowings                                53,155          52,482         144,403          139,053
Interest on term borrowings                                       6,176           5,238          19,041           14,134
------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                      155,885         153,606         454,795          427,439
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             147,327         134,661         441,860          393,990
Provision for loan losses                                        14,110          13,127          43,915           39,427
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             133,217         121,534         397,945          354,563
------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                158,919         160,063         503,393          375,120
Capital markets                                                  27,832          35,370         102,397          103,590
Deposit transactions and cash management                         27,431          23,358          77,255           66,125
Trust services and investment management                         15,715          12,619          45,059           38,080
Merchant processing                                              12,880          10,074          37,805           25,023
Cardholder fees                                                   7,084           5,392          18,098           15,258
Equity securities gains                                           1,871              --           1,863               38
Debt securities gains/(losses)                                      (12)              9             (76)             (91)
All other income and commissions                                 34,592          21,035          81,302           54,677
------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                    286,312         267,920         867,096          677,820
------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES           419,529         389,454       1,265,041        1,032,383
------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives and benefits                  154,175         145,038         490,461          391,452
Amortization of mortgage servicing rights                        22,784          28,851          83,619           70,796
Operations services                                              16,886          14,931          49,449           42,889
Occupancy                                                        19,706          13,543          52,408           36,958
Equipment rentals, depreciation and maintenance                  14,618          11,636          41,731           32,023
Communications and courier                                       13,816          10,636          38,853           30,340
Advertising and public relations                                  6,724           7,398          23,323           18,628
Amortization of intangible assets                                 2,629           2,726           7,806            8,021
All other expense                                                63,102          57,948         194,278          150,878
------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                   314,440         292,707         981,928          781,985
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      105,089          96,747         283,113          250,398
Applicable income taxes                                          35,671          34,927          99,694           89,477
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $     69,418    $     61,820    $    183,419     $    160,921
========================================================================================================================
EARNINGS PER SHARE                                         $        .53    $        .48    $       1.41     $       1.26
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                 $        .52    $        .47    $       1.37     $       1.22
------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                         131,128,788     128,264,415     130,546,944      128,104,556
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  First Tennessee National Corporation
-------------------------------------------------------------------------------------

(Dollars in thousands)(Unaudited)                              1999           1998
-------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                         $ 1,099,534    $   954,096
Net income                                                     183,419        160,921
Other comprehensive income:
  Unrealized market adjustments, net of tax and
  reclassification adjustment                                  (22,029)        10,059
-------------------------------------------------------------------------------------
Comprehensive income                                           161,390        170,980
-------------------------------------------------------------------------------------
Cash dividends declared                                        (74,285)       (63,369)
Common stock issued:
  Keystone Mortgage, Inc. acquisition                              (66)         5,221
  Cambridge Mortgage Company acquisition                           704             --
  For exercise of stock options                                 29,933         17,868
Tax benefit from non-qualified stock options                    11,320         15,315
Common stock repurchased                                        (2,908)       (61,835)
Amortization on restricted stock incentive plans                 1,579            988
Common stock adjustment McGuire Mortgage Co. acquisition          (259)            --
Other                                                           19,775         11,949
-------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30                                      $ 1,246,717    $ 1,051,213
=====================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   First Tennessee National Corporation
--------------------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                                       September 30
                                                                ----------------------------
(Dollars in thousands)(Unaudited)                                   1999             1998
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $   183,419      $   160,921
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Provision for loan losses                                        43,915           39,427
    Provision for deferred income tax                                83,665           48,158
    Depreciation and amortization of premises and equipment          38,329           27,931
    Amortization of mortgage servicing rights                        83,619           70,796
    Amortization of intangible assets                                 7,806            8,021
    Net other amortization and accretion                             42,615            9,393
    Market value adjustment on foreclosed property                    4,240           13,250
    Gain on sale of securitized loans                                    --             (643)
    Equity securities gains                                          (1,863)             (38)
    Debt securities losses                                               76               91
    Net gains on disposal of fixed assets                              (232)            (385)
    Gain on sale of bank branches                                    (4,245)            (567)
    Net (increase)/decrease in:
      Capital markets securities inventory                         (134,976)        (144,740)
      Mortgage loans held for sale                                1,316,569       (1,599,573)
      Capital markets receivables                                  (278,343)        (341,203)
      Interest receivable                                             3,483          (14,859)
      Other assets                                                 (477,836)        (532,390)
    Net increase/(decrease) in:
      Capital markets payables                                      381,491          273,909
      Interest payable                                                 (947)          (7,675)
      Other liabilities                                               2,937          268,180
--------------------------------------------------------------------------------------------
        Total adjustments                                         1,110,303       (1,882,917)
--------------------------------------------------------------------------------------------
Net cash (used)/provided by operating activities                  1,293,722       (1,721,996)
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
  Maturities                                                        174,341           86,291
  Purchases                                                              --               --
Available for sale securities:
  Sales                                                              32,056           42,387
  Maturities                                                        568,600          640,262
  Purchases                                                        (697,010)        (439,318)
Premises and equipment:
  Sales                                                               9,301            1,872
  Purchases                                                         (91,822)         (55,382)
Net decrease in loans                                              (853,938)        (845,589)
Increase in investment in bank time deposits                           (387)            (264)
Proceeds from loan securitizations                                       --           72,756
Sale of bank branches, net of cash and cash equivalents              (4,778)          (7,654)
Acquisitions, net of cash and cash equivalents acquired              (8,505)          (9,311)
--------------------------------------------------------------------------------------------
Net cash used by investing activities                              (872,142)        (513,950)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
  Exercise of stock options                                          32,027           18,111
  Cash dividends                                                    (73,857)         (84,587)
  Repurchase of shares                                               (2,908)         (61,854)
Term borrowings:
  Issuance                                                           52,421           99,218
  Payments                                                          (90,273)          (1,811)
Net increase/(decrease) in:
  Deposits                                                          747,874        1,441,188
  Short-term borrowings                                            (865,067)         684,676
--------------------------------------------------------------------------------------------
Net cash (used)/provided by financing activities                   (199,783)       2,094,941
--------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                221,797         (141,005)
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                    936,120        1,001,621
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 1,157,917      $   860,616
============================================================================================
Total interest paid                                             $   455,527      $   434,922
Total income taxes paid                                              18,472           22,499
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the 1999 Proxy Statement & 1998 Financial Information.

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

NOTE 2 - BUSINESS COMBINATIONS/DIVESTITURES

On March 31, 1999, First Tennessee acquired Cambridge Mortgage Company of Seattle, Washington, for approximately 22,000 shares of its common stock. Cambridge was merged into FT Mortgage Companies, an indirect wholly-owned subsidiary of First Tennessee. This acquisition was accounted for as a purchase and was immaterial to First Tennessee.

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

On October 1, 1999, First Tennessee acquired Elliot Ames, Inc. of Los Altos, California, for approximately 242,000 shares of its common stock. Elliot Ames was merged into FT Mortgage Companies, an indirect wholly-owned subsidiary of First Tennessee. This acquisition was accounted for as a purchase and was immaterial to First Tennessee.

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                  September 30
                                                     ---------------------------   ---------------------------
(Dollars in thousands, except per share data)            1999           1998           1999           1998
--------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION:
Net income                                                $69,418        $61,820       $183,419       $160,921

Weighted average shares outstanding                   130,685,907    127,987,844    130,153,949    127,965,200
Shares attributable to deferred compensation              442,881        276,571        392,995        139,356
--------------------------------------------------------------------------------------------------------------
Total weighted average shares per income statement    131,128,788    128,264,415    130,546,944    128,104,556

Earnings per share                                        $   .53        $   .48       $   1.41       $   1.26
--------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                $69,418        $61,820       $183,419       $160,921

Weighted average shares outstanding                   131,128,788    128,264,415    130,546,944    128,104,556
Dilutive effect due to stock options                    3,046,877      3,215,503      3,661,797      3,669,142
--------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted      134,175,665    131,479,918    134,208,741    131,773,698

Diluted earnings per share                                $   .52        $   .47       $   1.37       $   1.22
--------------------------------------------------------------------------------------------------------------

*As a result of the Real Estate Mortgage Investment Conduit (REMIC) certain securitized consumer and permanent mortgage loans are now classified as REMIC securities

NOTE 4 - LOANS

The composition of the loan portfolio at September 30 is detailed below:

(Dollars in thousands)                                     1999         1998
-------------------------------------------------------------------------------
Commercial                                              $4,330,516   $4,076,573
Consumer*                                                3,136,311    2,832,518
Permanent mortgage*                                        470,550      408,034
Credit card receivables                                    578,370      573,248
Real estate construction                                   407,882      397,686
Nonaccrual - Regional banking group                         11,476        8,437
Nonaccrual - Mortgage banking                               21,215       19,220
-------------------------------------------------------------------------------
  Loans, net of unearned income                          8,956,320    8,315,716
Allowance for loan losses                                  139,426      135,413
-------------------------------------------------------------------------------
Total net loans                                         $8,816,894   $8,180,303
===============================================================================

*As a result of the Real Estate Mortgage Investment Conduit (REMIC) certain securitized consumer and permanent mortgage loans are now classified as REMIC securities

The following table presents information concerning nonperforming loans at September 30:

(Dollars in thousands)                                       1999        1998
-------------------------------------------------------------------------------
Impaired loans                                              $12,599     $ 9,270
Other nonaccrual loans                                       20,092      18,387
-------------------------------------------------------------------------------
Total nonperforming loans                                   $32,691     $27,657
===============================================================================


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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      ------------------     ------------------
(Dollars in thousands)                 1999       1998        1999       1998
-------------------------------------------------------------------------------
Total interest on impaired loans      $    50     $  488     $   365     $  845
Average balance of impaired loans      12,792      8,668      13,027      8,904
-------------------------------------------------------------------------------

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 1999 and 1998, is summarized as follows:

(Dollars in thousands)                   Non-impaired   Impaired        Total
-------------------------------------------------------------------------------
Balance at December 31, 1997              $ 122,107      $ 3,752      $ 125,859
Allowance for acquisitions                      140           --            140
Provision for loan losses                    39,487          (60)        39,427
Securitization adjustment                    (3,575)          --         (3,575)
Charge-offs                                  33,562        1,634         35,196
  Less loan recoveries                        8,126          632          8,758
-------------------------------------------------------------------------------
    Net charge-offs                          25,436        1,002         26,438
-------------------------------------------------------------------------------
Balance at September 30, 1998             $ 132,723      $ 2,690      $ 135,413
===============================================================================

Balance at December 31, 1998              $ 133,572      $ 2,441      $ 136,013
Provision for loan losses                    36,492        7,423         43,915
Securitization adjustment                    (1,790)          --         (1,790)
Adjustment due to divesture                    (893)          --           (893)
Charge-offs                                  37,416        6,593         44,009
  Less loan recoveries                        4,885        1,305          6,190
-------------------------------------------------------------------------------
    Net charge-offs                          32,531        5,288         37,819
-------------------------------------------------------------------------------
BALANCE AT September 30, 1999             $ 134,850      $ 4,576      $ 139,426
===============================================================================

NOTE 5 - BUSINESS SEGMENT INFORMATION

First Tennessee provides traditional retail/commercial banking and other financial services to its customers. These products and services are categorized into two broad groups: a regional banking group and national lines of business. The national lines of business include mortgage banking, capital markets and transaction processing. The other segment is used to isolate corporate items. Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the quarterly and year to date periods ending September 30, 1999 and 1998.


                          Regional
                          Banking      Mortgage    Capital  Transaction
(Dollars in thousands)     Group        Banking    Markets   Processing   Other    Consolidated
-----------------------------------------------------------------------------------------------
3Q99
Interest income         $   223,418   $   66,213   $  9,112   $  4,469   $    --    $   303,212
Interest expense             94,536       52,718      8,183        448        --        155,885
-----------------------------------------------------------------------------------------------
  Net interest income       128,882       13,495        929      4,021        --        147,327
Other revenues               66,842      161,135     27,846     28,631     1,858        286,312
Other expenses*             127,136      153,709     20,886     24,284     2,535        328,550
-----------------------------------------------------------------------------------------------
  Pre-tax income             68,588       20,921      7,889      8,368      (677)       105,089
Income taxes                 21,716        8,058      2,974      3,180      (257)        35,671
-----------------------------------------------------------------------------------------------
Net income              $    46,872   $   12,863   $  4,915   $  5,188   $  (420)   $    69,418
===============================================================================================
Average assets          $12,206,651   $5,182,985   $749,903   $493,788   $    --    $18,633,327
-----------------------------------------------------------------------------------------------
3Q98
Interest income         $   214,816   $   58,051   $ 11,234   $  4,166   $    --    $   288,267
Interest expense             96,997       46,191     10,064        354        --        153,606
-----------------------------------------------------------------------------------------------
  Net interest income       117,819       11,860      1,170      3,812        --        134,661
Other revenues               54,087      161,171     35,374     17,277        11        267,920
Other expenses*             113,887      146,623     26,625     16,667     2,032        305,834
-----------------------------------------------------------------------------------------------
  Pre-tax income             58,019       26,408      9,919      4,422    (2,021)        96,747
Income taxes                 20,457        9,835      3,723      1,680      (768)        34,927
-----------------------------------------------------------------------------------------------
Net income              $    37,562   $   16,573   $  6,196   $  2,742   $(1,253)   $    61,820
===============================================================================================
Average assets          $11,240,955   $4,343,648   $827,575   $464,932   $    --    $16,877,110
-----------------------------------------------------------------------------------------------

*Includes loan loss provision.

                          Regional
                          Banking      Mortgage    Capital  Transaction
(Dollars in thousands)     Group        Banking    Markets   Processing   Other    Consolidated
-----------------------------------------------------------------------------------------------
Year To Date 99
Interest income         $   646,458   $  205,716   $ 30,846   $ 13,635   $    --    $   896,655
Interest expense            268,399      157,861     26,909      1,626        --        454,795
-----------------------------------------------------------------------------------------------
  Net interest income       378,059       47,855      3,937     12,009        --        441,860
Other revenues              183,234      508,807    102,409     70,859     1,787        867,096
Other expenses*             374,292      507,805     77,567     59,584     6,595      1,025,843
-----------------------------------------------------------------------------------------------
  Pre-tax income            187,001       48,857     28,779     23,284    (4,808)       283,113
Income taxes                 62,778       19,043     10,852      8,848    (1,827)        99,694
-----------------------------------------------------------------------------------------------
Net income              $   124,223   $   29,814   $ 17,927   $ 14,436   $(2,981)   $   183,419
===============================================================================================
Average assets          $11,887,829   $5,342,462   $841,211   $494,518   $    --    $18,566,020
-----------------------------------------------------------------------------------------------
Year To Date 98
Interest income         $   632,625   $  147,854   $ 27,345   $ 13,605   $    --    $   821,429
Interest expense            287,548      113,902     23,827      2,162        --        427,439
-----------------------------------------------------------------------------------------------
  Net interest income       345,077       33,952      3,518     11,443        --        393,990
Other revenues              151,444      377,957    103,597     44,873       (51)       677,820
Other expenses*             328,282      363,318     77,912     45,808     6,092        821,412
-----------------------------------------------------------------------------------------------
  Pre-tax income            168,239       48,591     29,203     10,508    (6,143)       250,398
Income taxes                 59,336       17,516     10,966      3,992    (2,333)        89,477
-----------------------------------------------------------------------------------------------
Net income              $   108,903   $   31,075   $ 18,237   $  6,516   $(3,810)   $   160,921
===============================================================================================
Average assets          $11,074,389   $3,732,501   $682,448   $493,300   $    --    $15,982,638
-----------------------------------------------------------------------------------------------

*Includes loan loss provision.

ITEM 2.                FIRST TENNESSEE NATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

DESCRIPTION

First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various national and regional business lines. The Regional Banking Group includes the retail/commercial bank, the credit card division and trust services. The National Lines of Business include FT Mortgage Companies and affiliates (also referred to as mortgage banking), First Tennessee Capital Markets (also referred to as capital markets) and transaction processing (credit card merchant processing, automated teller machine network, check clearing operations and retail lockbox operations).

INTRODUCTION

Certain revenues and expenses are allocated and equity is assigned to the various business lines to reflect the inherent risk in each business line, based on management's best estimates. These allocations are periodically reviewed and may be revised from time to time to more accurately reflect current business conditions and risks. If a revision is made, the previous history is restated to ensure comparability.

For purposes of this management discussion and analysis (MD&A), noninterest income (also called fee income) and total revenues exclude securities gains and losses. Net interest income has been adjusted to a fully taxable equivalent
(FTE) basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income. Growth rates in the various tables are computed using numbers rounded to the nearest thousand.

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month and nine month periods ended September 30, 1999, compared to the three month and nine month periods ended September 30, 1998. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1998 financial statements, notes, and management's discussion and analysis is provided as an appendix to the 1999 proxy statement.

Management's discussion and analysis may contain forward-looking statements with respect to First Tennessee's beliefs, plans, goals, expectations, and estimates. These statements are contained in certain sections that follow such as Year 2000. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies; many of which are beyond a company's control, and many of which, with respect to future business decisions, are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; interest rate, market and monetary fluctuations; inflation; competition within and without the financial services industry; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating loans, including prepayment risks and fluctuating collateral values and changes in customer profiles. Additionally, the policies of the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in managing the risks involved in the foregoing could cause actual results to differ. The forward-looking statements related to Year 2000 reflect management's best current estimates, which are based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. Those additional factors include, but are not limited to, uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of the computer code, and whether First Tennessee's customers, vendors, competitors and counterparties effectively address the Year 2000 issue. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

SECURITIZATION ACTIVITY

First Tennessee Bank National Association (FTBNA) securitized approximately $73 million of direct automobile loan receivables during 1998. During 1998 and 1999, FTBNA securitized $711 million and $378 million, respectively, of its consumer real estate loans from the consumer loan and permanent mortgage portfolios through the use of a Real Estate Mortgage Investment Conduit (REMIC). All of the interests in the REMIC are owned by subsidiaries of First Tennessee, including FTBNA. This transaction affects categorization of individual line items on the balance sheet. Consequently, loans have been reduced and investment securities have been increased.

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

FINANCIAL HIGHLIGHTS (COMPARISON OF THIRD QUARTER 1999 TO THIRD QUARTER 1998)

- Record earnings of $69.4 million for the third quarter of 1999 were achieved, up 12 percent from last year's third quarter earnings of $61.8 million.

- Diluted earnings per share were $.52 in 1999, up 11 percent over the $.47 earned in 1998. Basic earnings per share were $.53 in 1999 and $.48 in 1998, an increase of 10 percent.

- Total revenues grew 7 percent with growth in fee income of 6 percent and growth in net interest income of 9 percent. Fee income contributed 66 percent to total revenues in 1999 compared with 67 percent in 1998.

- Return on average assets was 1.48 percent in 1999 compared with 1.45 percent in 1998. Return on average shareholders' equity was 22.6 percent in 1999 compared with a return on shareholders' equity of 24.4 percent in 1998. Strong internal equity generation caused the decline in this ratio.

-    The consolidated net interest margin was 3.82 percent in 1999 compared with
     3.75 percent in 1998. The improvement in the margin was primarily related to strong loan growth and lower funding costs.

- At September 30, 1999, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($3.7 billion) and assets ($19.1 billion). FT Mortgage Companies continued to rank as one of the top retail mortgage originators in the nation, and First Tennessee Capital Markets continued to rank as one of the largest U.S. agency underwriters in the nation during the quarter.

INCOME STATEMENT ANALYSIS

NONINTEREST INCOME
------------------

Fee income (noninterest income excluding securities gains and losses) provides the majority of First Tennessee's revenue. During the third quarter of 1999, fee income increased 6 percent (from $267.9 million to $284.5 million) and contributed 66 percent to total revenue. In comparison, fee income contributed 67 percent to total revenue in the third quarter of 1998. The growth rate in fee income was positively impacted by the acquisition of several processing units of National Processing Co. (NPC). Excluding this acquisition, total fee income growth would have been 3 percent.

MORTGAGE BANKING

Mortgage banking fee income, First Tennessee's largest contributing business line to noninterest income, experienced a 1 percent decline (from $160.1 million to $158.9 million) from the third quarter of 1998 as shown in Table 1. Also included in Table 1 is the statistical information related to originations and servicing volume.

TABLE 1 - MORTGAGE BANKING

                                              Third Quarter                         Nine Months
                                        -----------------------     Growth    -----------------------      Growth
(Dollars in millions)                      1999         1998        Rate(%)     1999          1998         Rate(%)
------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Secondary marketing activities        $    73.0     $    69.8       4.6     $   213.5     $   157.6        35.5
  Loan origination fees                      38.9          41.0      (5.1)        140.9         100.3        40.5
  Servicing fees                             43.4          30.8      40.6         126.0          83.6        50.7
  Sale of mortgage servicing rights            .2            --        NM           3.9            --          NM
  Miscellaneous                               3.4          18.5     (81.6)         19.1          33.6       (43.4)
-----------------------------------------------------------------------------------------------------------------
      Total noninterest income          $   158.9     $   160.1       (.7)    $   503.4     $   375.1        34.2
=================================================================================================================

Refinance originations                  $   852.5     $ 2,728.6     (68.8)    $ 6,382.4     $ 7,816.0       (18.3)
New loan originations                     3,534.6       2,907.7      21.6       9,612.5       7,359.4        30.6
-----------------------------------------------------------------------------------------------------------------
      Mortgage loan originations        $ 4,387.1     $ 5,636.3     (22.2)    $15,994.9     $15,175.4         5.4
=================================================================================================================
Servicing portfolio                     $48,656.8     $35,292.6      37.9     $48,656.8     $35,292.6        37.9
-----------------------------------------------------------------------------------------------------------------

NM = not meaningful

Total income derived from the mortgage origination process (loan origination fees and secondary marketing activities) increased 1 percent (from $110.8 million to $111.9 million) from the third quarter of 1998, and was impacted by the higher interest rate environment in 1999. Total origination volume decreased 22 percent. Home purchase-related mortgages were up 22 percent while refinance volume declined 69 percent. Loan origination fees decreased 5 percent from the third quarter of 1998. The primary driver of this decline was less fees from wholesale brokers. Total income from secondary marketing activities (recognition of mortgage servicing rights (MSRs) and hedging and other loan sale activities) increased 5 percent from the third quarter of 1998. Net gains from hedging and other loan sale activities offset a 22 percent decrease in income generated from MSRs retained. The 22 percent decline in the recognition of MSRs retained was consistent with the decline in origination volume.

Mortgage servicing income increased 41 percent from the third quarter of 1998 (from $30.8 million to $43.4 million). As rising interest rates led to a decline in origination volume, it also contributed to a decline in mortgage prepayments resulting in continued growth in the servicing portfolio. The mortgage servicing portfolio (which includes servicing for ourselves and others) grew to $48.7 billion at September 30, 1999, up 38 percent from $35.3 billion at September 30, 1998. The majority of this growth was generated through FT Mortgage's retail loan origination network. The change in the portfolio since third quarter 1998 resulted from originations of $24.1 billion, less $1.3 billion in sales of servicing released originations and principal reductions of $9.4 billion from payments and payoffs received in the normal course of business. Included in the loan servicing portfolio was $1.7 billion of servicing rights previously sold but not yet transferred.

The decrease in mortgage miscellaneous income, (from $18.5 million to $3.4 million) was primarily due to gains from the sale of servicing hedges recognized in the third quarter of 1998. Servicing hedges are used to protect the value of the servicing portfolio which can erode when declining interest rates accelerate prepayments.

CAPITAL MARKETS

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. Fee income in capital markets decreased 21 percent from the previous year's third quarter (from $35.4 million to $27.8 million). These results are primarily due to a change in product mix driven by the customer base regarding their cash needs over the millennium. As a result of liquidity concerns, many customers put their money in cash and other short-term liquid securities. Volume, however, continued to be strong with an 18 percent increase in total securities bought and sold for customers from the previous year (from $109.1 billion to $128.8 billion). Total underwritings declined from the third quarter of 1998 (from $12.8 billion to $5.9 billion).

OTHER FEE INCOME

Noninterest income from deposit transactions and cash management increased 17 percent from the third quarter of 1998 (from $23.4 million to $27.4 million) primarily from growth in customer service charges. Since the third quarter of 1998, trust services and investment management fees grew 25 percent (from $12.6 million to $15.7 million). This growth was primarily due to increased assets under management from growth in customer accounts. Assets under management were up 11 percent (from $8.2 billion to $9.1 billion) from the third quarter of 1998. Fee income from merchant processing grew 28 percent (from $10.1 million to $12.9 million) from both a change in the mix of the customer base from more indirect to more direct customer volume and pricing changes. Total merchant transactions processed declined 23 percent since the third quarter of 1998 (from 43 million transactions in the third quarter of 1998 to 33 million transactions for the quarter in 1999). During this same period, direct customer volume increased 23 percent while indirect customer volume declined 92 percent. Cardholder fees increased 31 percent (from $5.4 million to $7.1 million) during this same period due to price increases and higher interchange collections.

All other income and commissions increased 64 percent from the third quarter of 1998 (from $21.0 million to $34.6 million). This growth was principally in the other category which grew 97 percent (from $12.4 million to $24.4 million). Both of these growth rates were impacted by the NPC acquisition. Excluding the NPC acquisition, all other income and commissions would have grown 31 percent. Additional contributors to this growth included: the sale of a bank branch in Tunica, Mississippi ($4.2 million pre-tax), insurance premiums and commissions which increased 48 percent (from $2.1 million to $3.2 million) and check clearing fees which increased 19 percent (from $2.5 million to $3.0 million) due to customer base expansion.

Securities gains and losses during the third quarter of 1999 included the $1.8 million gain from the sale of a software application company investment at First Tennessee's subsidiary, Hickory Venture Capital Company.

NET INTEREST INCOME
-------------------

Net interest income increased 9 percent (from $135.7 million to $148.1 million) from the third quarter of 1998, primarily due to the 7 percent increase in earning assets (from $14.4 billion to $15.5 billion). The consolidated net interest margin (margin) improved from 3.75 percent in the third quarter of 1998 to 3.82 percent in the third quarter of 1999, principally from strong loan growth and lower funding costs. Table 2 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the third quarters of 1999 and 1998.

TABLE 2 - NET INTEREST MARGIN

                                                             Third Quarter
                                                          ------------------
                                                          1999          1998
----------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                               7.98 %        8.23 %
   Rates paid on interest-bearing liabilities             3.90          4.38
----------------------------------------------------------------------------
     Net interest spread                                  4.08          3.85
----------------------------------------------------------------------------
   Effect of interest-free sources                         .74           .90
   Loan fees                                               .15           .13
----------------------------------------------------------------------------
     Net interest margin - Regional banking group         4.97 %        4.88 %
MORTGAGE BANKING                                         (1.00)         (.96)
CAPITAL MARKETS                                           (.17)         (.20)
TRANSACTION PROCESSING                                     .02           .03
----------------------------------------------------------------------------
   Net interest margin                                    3.82 %        3.75 %
============================================================================

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

The regional banking group's margin increased from 4.88 percent in the third quarter of 1998 to 4.97 percent in the third quarter of 1999. This improvement came from loan growth and lower funding costs both in deposits and purchased funds.

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for the third quarter of 1999 increased 7 percent (from $292.7 million to $314.4 million) over the same period in 1998. This growth rate was affected by the NPC acquisition. Excluding this acquisition, total operating expense would have increased 5 percent. Additionally, expense growth in mortgage banking and capital markets fluctuates based on activity levels and mix of products sold. Excluding the NPC acquisition and these two business lines, the remaining operating expense grew 10 percent.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 6 percent from the previous year. Excluding NPC, personnel expenses increased 3 percent. Personnel expense decreased 25 percent at capital markets and increased only 2 percent at mortgage banking due to lower commissions, workforce reductions, and changes in management incentive compensation plans, offset by increases in non-origination functions at mortgage banking. Additional business line information related to expenses is provided in Table 3 and the discussion that follows.

TABLE 3 - OPERATING EXPENSE COMPOSITION

                                        Third Quarter                                Nine Months
                                  -----------------------        Growth       -----------------------       Growth
(Dollars in millions)                1999          1998          Rate(%)        1999          1998          Rate(%)
-------------------------------------------------------------------------------------------------------------------
Regional banking group            $  114.7       $  102.8         11.6        $  336.7       $  293.0         14.9
Mortgage banking                     152.1          144.6          5.1           501.5          359.2         39.6
Capital markets                       20.8           26.6        (21.6)           77.5           77.9          (.4)
Transaction processing                24.3           16.7         45.7            59.6           45.8         30.1
Other                                  2.5            2.0         24.9             6.6            6.1          8.3
-------------------------------------------------------------------------------------------------------------------
  Total operating expense         $  314.4       $  292.7          7.4        $  981.9       $  782.0         25.6
===================================================================================================================

Mortgage banking accounted for 34 percent of the overall expense growth and grew 5 percent from the previous year. Expense growth for this business line varies with volume and type of activity. The increase was mainly due to higher amortization expense of servicing hedge instruments related to a substantially larger servicing portfolio. During this period, amortization of capitalized mortgage servicing rights decreased 21 percent (from $28.9 million to $22.8 million). Mortgage banking expense growth was also affected by additional technology-related conversion and training programs, lease abandonment costs and expenditures related to the process of consolidating corporate facilities.

The regional banking group accounted for 55 percent of the overall expense growth and increased 12 percent from the previous year. This growth rate was affected by technology-related costs, investments in our nationwide expansion strategy for consumer lending, growth in the insurance business, costs for the marketing campaign to increase awareness of our new brand, and branch expansion in targeted growth markets.

Transaction processing accounted for 35 percent of the overall expense growth and grew 46 percent from the previous year. Virtually all of this expense growth was related to operation of the locations acquired from NPC. Capital markets experienced a decline of 22 percent in expenses from third quarter of 1998.

INCOME TAXES
------------

The effective tax rate decreased to a 33.9 percent rate in the third quarter of 1999 from a 36.1 percent rate in the third quarter of 1998. This decrease was largely due to an adjustment of deferred tax liabilities resulting from a lower effective state tax rate.

PROVISION FOR LOAN LOSSES/ASSET QUALITY

The provision for loan losses increased 7 percent (from $13.1 million to $14.1 million) from the third quarter of 1998, due to increased inherent risk in the loan portfolio and a change in the loan mix related to growth in loans with higher risk/reward profiles. The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. Additional asset quality information is provided in Table 4 - Asset Quality Information and Table 5 - Charge-off Ratios.

TABLE 4 - ASSET QUALITY INFORMATION

                                                      September 30
                                                -----------------------
(Dollars in thousands)                           1999            1998
-----------------------------------------------------------------------
Nonperforming loans                             $11,476         $ 8,437
Foreclosed real estate                            5,825           4,703
Other assets                                         85             207
-----------------------------------------------------------------------
  Total Regional Banking Group                   17,386          13,347
-----------------------------------------------------------------------
Mortgage Banking nonperforming loans             21,215          19,220
Mortgage Banking foreclosed real estate          11,240          10,810
-----------------------------------------------------------------------
  Total nonperforming assets                    $49,841         $43,377
=======================================================================

Loans and leases 90 days past due               $24,004         $34,012
Potential problem assets*                       $68,532         $70,464

                                                     Third Quarter
                                               ------------------------
                                                 1999            1998
                                               ------------------------
ALLOWANCE FOR CREDIT LOSSES:
  Beginning balance at June 30                 $138,595        $129,858
    Provision for loan losses                    14,110          13,127
    Allowance from acquisition                       --             140
    Adjustment due to divestiture                  (893)             --
    Charge-offs                                 (14,366)        (11,081)
    Loan recoveries                               1,980           3,369
-----------------------------------------------------------------------
  Ending balance at September 30               $139,426        $135,413
=======================================================================

                                                      September 30
                                                -----------------------
                                                 1999            1998
                                                -----------------------
Allowance to total loans                           1.56%           1.63%
Nonperforming loans to total loans                  .37             .33
Nonperforming assets to total loans,
   foreclosed real estate and other assets          .56             .52
Allowance to nonperforming assets                   280             312
-----------------------------------------------------------------------

*Includes loans and leases 90 days past due.

The allowance for loan losses increased 3 percent or $4.0 million from third quarter 1998. Period-end loans grew 8 percent over this same period. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.56 percent at September 30, 1999, compared with 1.63 percent at September 30, 1998.

The ratio of net charge-offs to average loans increased from .38 percent for the third quarter of 1998 to .56 percent for the third quarter of 1999. This increase was due to higher consumer loan charge-offs, a change in the mix of consumer loan products to those with higher risk/return profiles, and a return to a more normal level of commercial loan charge-offs. The credit card receivables charge-off ratio remained stable at 3.55 percent for the third quarter of 1999 compared to 3.52 percent for the third quarter of 1998.

The ratio of nonperforming loans to total loans was .37 percent for the third quarter of 1999 compared with .33 percent for the same period in 1998. At September 30, 1999, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

TABLE 5 - CHARGE-OFF RATIOS

                                                    Third Quarter
                                                 ------------------
                                                 1999          1998
-------------------------------------------------------------------
Commercial and commercial real estate             .10 %        (.04)%
Consumer                                          .74           .36
Credit card receivables                          3.55          3.52
Permanent mortgage                               (.09)          .01
Total net charge-offs                             .56           .38
-------------------------------------------------------------------

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

At September 30, 1999, First Tennessee reported total assets of $19.1 billion compared with $17.2 billion at September 30, 1998. The growth in the period-end balance sheet was primarily funded by a 25 percent increase in short-term purchased funds (from $5.6 billion to $7.0 billion).

TABLE 6 - SELECTED LOANS

                              1999        1998
                               AS          As       Growth         1999            1998       Growth
(Dollars in millions)       REPORTED    Reported    Rate(%)      MANAGED*        Managed*      Rate(%)
--------------------------------------------------------------------------------------------------------
SEPTEMBER 30 PERIOD-END
Consumer loans              $3,136.3     $2,832.5     10.7       $3,713.2         $3,209.3       15.7
Permanent mortgages            470.6        408.0     15.3          677.8            697.3       (2.8)
Total loans                  8,956.3      8,315.7      7.7        9,740.5          8,981.8        8.4
--------------------------------------------------------------------------------------------------------
THIRD QUARTER AVERAGES
Consumer loans              $3,048.7     $2,698.7     13.0       $3,645.0         $3,094.5       17.8
Permanent mortgages            460.2        390.9     17.7          674.2            690.8       (2.4)
Total loans                  8,803.2      8,102.2      8.7        9,613.6          8,797.9        9.3
--------------------------------------------------------------------------------------------------------
YEAR-TO-DATE AVERAGES
Consumer loans              $3,046.1     $2,750.1     10.8       $3,515.7         $2,980.4       18.0
Permanent mortgages            444.4        503.2    (11.7)         677.0            675.1         .3
Total loans                  8,709.3      8,174.5      6.5        9,411.5          8,576.6        9.7
--------------------------------------------------------------------------------------------------------

*Excludes managed loans in the mortgage banking servicing portfolio.

TABLE 7 - INVESTMENT SECURITIES

                                                                   1999             1998
                              1999         1998                  EXCLUDING        Excluding
                               AS           As       Growth    SECURITIZATION   Securitization    Growth
(Dollars in millions)       REPORTED     Reported    Rate(%)     ACTIVITY         Activity       Rate(%)
--------------------------------------------------------------------------------------------------------
September 30 period-end     $2,763.4     $2,594.8      6.5       $1,980.8         $1,956.8         1.2
Third quarter averages       2,792.7      2,615.8      6.8        1,978.4          1,950.7         1.4
Year-to-date averages        2,640.3      2,380.9     10.9        1,942.9          1,999.4        (2.8)
--------------------------------------------------------------------------------------------------------

Average total assets grew 10 percent (from $16.9 billion to $18.6 billion) from the third quarter of 1998. Over the same period, the mortgage warehouse increased 5 percent (from $2.9 billion to $3.0 billion) and accounted for 15 percent of the increase in total earning assets. Total managed loans grew 9 percent for the third quarter of 1999 (from $8.8 billion to $9.6 billion). Average commercial loans increased 7 percent (from $4.0 billion to $4.3 billion) and represented 45 percent of total managed loans. The 18 percent increase in managed consumer loans (from $3.1 billion to $3.6 billion) came primarily from real estate-related lending, and these loans represented 38 percent of total managed loans. First Horizon Equity Lending (previously known as Gulf Pacific Mortgage), which is active in originating home equity loans and second mortgages, continued to experience strong growth. On an average basis for both the third quarters of 1999 and 1998, credit card receivables were $.6 billion, managed permanent mortgages were $.7 billion and real estate construction loans were $.4 billion. Average investment securities increased 7 percent from third quarter 1998 (from $2.6 billion to $2.8 billion). Excluding the securitization activity, the growth would have been relatively flat to 1998 as shown in Table 7
- Investment Securities.

Since the third quarter of 1998, average core deposits grew 1 percent (from $9.0 billion to $9.1 billion) while interest-bearing core deposits decreased 1 percent (from $6.3 billion to $6.2 billion). Noninterest-bearing deposits increased 7 percent (from $2.7 billion to $2.9 billion) over this same period with growth in demand deposit balances accounting for 58 percent of this increase. Short-term purchased funds were up 20 percent (from $5.9 billion to $7.1 billion), and long-term debt increased 26 percent (from $266.5 million to $335.0 million) from the previous year. The increase in purchased funds was used to fund a larger balance sheet principally due to strong loan growth.

CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) at September 30, 1999, was $1.3 billion, up 17 percent from $1.2 billion at September 30, 1998. Shareholders' equity (excluding the qualifying capital securities) was $1.2 billion at September 30, 1999, an increase of 19 percent from $1.1 billion at September 30, 1998.

Average shareholders' equity increased 21 percent (from $1.0 billion to $1.2 billion) since the third quarter of 1998, reflecting strong internal capital generation. The average total capital to average assets ratio was 7.07 percent and the average shareholders' equity to average assets ratio was 6.53 percent for the third quarter of 1999. This compares with 6.55 percent and 5.96 percent, respectively, for the third quarter of 1998. Unrealized market valuations had no material effect on these ratios for the third quarters of 1998 or 1999.

Diluted shares outstanding have increased 2.7 million since the third quarter of 1998 primarily as a result of minimal share repurchases for stock option exercises. This increase in shares created the difference between net income growth of 12 percent and diluted earnings per share growth of 11 percent.

At September 30, 1999, the corporation's Tier 1 capital ratio was 8.79 percent, the total capital ratio was 12.18 percent and the leverage ratio was 6.53 percent. On September 30, 1999, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.

OFF BALANCE SHEET ACTIVITY

In the normal course of business, First Tennessee is a party to financial instruments that are not required to be reflected on a balance sheet. First Tennessee enters into transactions involving these instruments to meet the financial needs of its customers and manage its own exposure to fluctuations in interest rates. These instruments are categorized as "Lending related," "Mortgage banking," "Interest rate risk management," and "Capital markets" as noted in Table 8.

TABLE 8 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT SEPTEMBER 30, 1999

(Dollars in millions)                                                       Notional value
------------------------------------------------------------------------------------------
LENDING      Commitments to extend credit:
RELATED:        Consumer credit card lines                                       $ 2,401.9
                Consumer home equity                                                 585.3
                Commercial real estate and construction and land development         639.2
                Mortgage banking                                                   1,420.5
                Other                                                              1,250.0
             Other commitments:
                Standby letters of credit                                            261.7
                Commercial letters of credit                                           8.7
------------------------------------------------------------------------------------------
MORTGAGE     Mortgage pipeline and warehouse hedging:
BANKING:        Interest rate contracts:
                    Forward contracts - commitments to sell                      $ 2,970.3
                Option contracts*:
                    Put options - purchased                                        1,700.0
                    Call options - written                                           160.0
             Servicing portfolio hedging:
                Interest rate contracts*:
                    Caps - purchased                                                 500.0
                    Caps - written                                                   500.0
                    Floors - purchased                                            20,275.0
                    Floors - written                                               2,000.0
------------------------------------------------------------------------------------------
INTEREST        Interest rate contracts:
RATE RISK           Swaps - receive fixed/pay floating                           $   415.0
MANAGEMENT:         Swaps - receive floating/pay floating                            741.7
                    Caps - purchased                                                  20.0
                    Caps - written                                                    20.0
                Equity contracts:
                    Purchased options                                                  1.9
------------------------------------------------------------------------------------------
CAPITAL         Forward contracts:
MARKETS:            Commitments to buy                                           $   975.9
                    Commitments to sell                                            1,141.7
                Option contracts:
                    Written                                                           65.0
                    Purchased                                                         65.0
                Securities underwriting commitments                                   11.6
------------------------------------------------------------------------------------------

*Mortgage banking option contracts had a value of $146.2 million recognized in the Consolidated Statements of Condition at September 30, 1999.

FINANCIAL HIGHLIGHTS (COMPARISON OF FIRST NINE MONTHS OF 1999 TO FIRST NINE MONTHS OF 1998)

- Earnings for 1999 were $183.4 million, up 14 percent from last year's earnings of $160.9 million.

- Diluted earnings per share were $1.37 in 1999, up 12 percent over the $1.22 earned in 1998. Basic earnings per share were $1.41 in 1999 and $1.26 in 1998.

- Total revenues grew 22 percent with growth in fee income of 28 percent and growth in net interest income of 12 percent. Mortgage banking led the increase with growth of 34 percent. Fee income contributed 66 percent to total revenues in 1999 compared with 63 percent in 1998.

- Return on average assets was 1.32 percent in 1999 compared with 1.35 percent in 1998. The decline in the return on average assets was due to growth in assets, largely from growth in the mortgage warehouse. Return on average shareholders' equity was 20.9 percent in 1999 compared with a return on shareholders' equity of 22.1 percent in 1998. Strong internal equity generation caused the decline in this ratio.

- The consolidated net interest margin was 3.80 percent in 1999 compared with 3.87 percent in 1998.


NINE MONTH INCOME STATEMENT REVIEW
----------------------------------

Noninterest income, excluding securities gains and losses, increased 28 percent (from $677.9 million to $865.3 million) over the same period last year. Excluding NPC, growth for the nine-month period would have been 26 percent. Fee income represented 66 percent of total revenues during the first nine months of 1999 and 63 percent for the same period in 1998. Mortgage banking fee income grew 34 percent (from $375.1 million to $503.4 million). See Table 1 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. For the first nine months of 1999, fee income from capital markets decreased only 1 percent (from $103.6 million to $102.4 million) compared to the record performance experienced during the same nine-month period in 1998. Fee income in deposit transactions and cash management grew 17 percent (from $66.1 million to $77.2 million). Trust services and investment management fees increased 18 percent (from $38.1 million to $45.1 million), and merchant processing fees grew 51 percent (from $25.0 million to $37.8 million). Cardholder fees increased 19 percent (from $15.3 million to $18.1 million). All other income and commissions increased 49 percent (from $54.7 million to $81.3 million). Excluding NPC, all other income and commissions would have increased 31 percent. The remaining growth was spread over a number of categories, with other service charges increasing 18 percent (from $11.2 million to $13.2 million) which included growth in investment/mutual fund sales and servicing fees from securitizations. Insurance premiums and commissions increased 40 percent (from $5.7 million to $8.0 million) and check clearing fees increased 16 percent (from $7.0 million to $8.2 million). The other category increased 69 percent (from $30.8 million to $51.9 million). Excluding NPC, the other category would have grown 37 percent. Additional reasons for the year-to-date trends have already been identified in the quarterly comparison.

Net interest income increased 12 percent (from $397.0 million to $444.1 million) from the first nine months of 1998 primarily due to the 14 percent increase in earning assets. Year-to-date consolidated margin declined from 3.87 percent in 1998 to 3.80 percent in 1999, primarily from the build-up of the mortgage warehouse which produced 49 percent of the increase in earning assets. In the regional banking group the year-to-date margin improved from 4.83 percent in 1998 to 4.95 percent in 1999.

Noninterest expense increased 26 percent (from $782.0 million to $981.9 million) primarily from increased costs to support the higher levels of activity in mortgage banking. See Table 3 - Operating Expense Composition for a breakdown of total expenses by business line. Mortgage banking accounted for 71 percent of the overall expense growth and grew 40 percent from the previous year. Expense growth for this business line varies with the volume and type of activity. During this period, amortization of capitalized mortgage servicing rights increased 18 percent (from $70.8 million to $83.6 million). The regional banking group accounted for 22 percent of the overall expense growth and increased 15 percent from the previous year. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

For the nine-month period, the effective tax rate was 35.2 percent in 1999 compared with a rate of 35.7 percent for the same period in 1998.

The provision for loan losses increased 11 percent (from $39.4 million to $43.9 million) from the previous year. The increase reflects the inherent risk in the loan portfolio from loan growth and a change in the loan mix partially due to securitizations and growth in loans with higher risk/reward profiles.

NINE MONTH BALANCE SHEET REVIEW
-------------------------------

Average total assets grew 16 percent (from $16.0 billion to $18.6 billion) and average managed loans (including loans securitized) grew 10 percent (from $8.6 billion to $9.4 billion) from the first nine months of 1998. Average loans (excluding loans securitized) grew 7 percent (from $8.2 billion to $8.7 billion) during this same period. For a better understanding of the effect of securitizations on these growth trends, refer to Table 6 - Selected Loans and Table 7 - Investment Securities. Average commercial loans increased 8 percent (from $3.9 billion to $4.2 billion), average consumer loans grew 11 percent (from $2.8 billion to $3.0 billion) and credit card receivables increased slightly while averaging $.6 billion. The permanent mortgage portfolio decreased 12 percent (from $.5 billion to $.4 billion) due to securitization activity, and real estate construction loans averaged $.4 billion while experiencing a decline of 7 percent from 1998. Average investment securities increased 11 percent (from $2.4 billion to $2.6 billion) from 1998. With the strong origination volume, the mortgage warehouse grew 39 percent (from $2.4 billion to $3.4 billion).

Average core deposits increased 3 percent (from $8.9 billion to $9.2 billion) and interest-bearing core deposits remained level while averaging $6.4 billion. Noninterest-bearing deposits increased 10 percent (from $2.6 billion to $2.8 billion). Short-term purchased funds increased 36 percent (from $5.2 billion to $7.0 billion), and long-term debt grew 58 percent (from $234.7 million to $371.8 million) for the nine-month period. The increase in total purchased funds was primarily used to fund the growth in mortgage banking and loan growth.

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

First Tennessee began planning its Year 2000 remediation strategy to fix this computer issue in 1995. Among other things, the process included the formation of a company-wide project team that meets regularly to coordinate and review the status of conversion initiatives. First Tennessee's senior executives and the board of directors also regularly review the Year 2000 program and its progress. The main phases involved in the Year 2000 project are assessment (determining the magnitude of the problem and assessing necessary effort), renovation (making changes or enhancements to hardware and software and associated components), validation (testing and verifying changes), and implementation (certification, acceptance and initial installation). A comprehensive review to assess the systems affected by this issue has been completed, estimated cost projections have been determined and an implementation plan has been compiled. As a result of the assessment review, First Tennessee has modified or replaced certain existing systems. New systems are providing additional functionality to meet the expanding needs of customers and will be Year 2000 compliant. As of September 30, 1999, all mission critical and noncritical systems with date processing functions have been renovated and validated as Year 2000 compliant. All these systems have been implemented. Management believes the efforts described above will provide reasonable assurance that its systems will be adequately prepared for the Year 2000.

Costs of new systems are being capitalized and amortized, and spending for maintenance and modification associated with Year 2000 is expensed as incurred. The total gross cost of Year 2000 compliance is estimated to be $40 million, and all but an immaterial amount had been incurred as of September 30, 1999, with approximately 45 percent of this cost being capitalized. The remaining costs will be used to finish rolling out systems already validated and certified. Consistent with current corporate accounting policy, the capitalized costs are being amortized on a straight-line basis over a maximum period of five years once the systems project is substantially complete and ready for its intended use.

First Tennessee is also assessing Year 2000 readiness on the part of external entities, particularly mission critical vendors, significant credit customers, business partners, funds providers, and financial market counterparties. During 1998, First Tennessee initiated a review process with its large commercial customers to identify, assess and mitigate potential risks, including credit risk, associated with customers' failure to adequately address their Year 2000 issues. First Tennessee is continuing, when it deems appropriate, to discuss these matters with, obtain written certification from, and test the systems of other companies as to their Year 2000 compliance. If Year 2000 issues are not adequately addressed by First Tennessee and significant third parties, First Tennessee's business, financial condition or results of operations could be materially adversely affected. However, our regular contingency planning processes have been adapted and are continuing to be tested and monitored to aid us in preparing for the most significant potential risks from both internal and external sources. The contingency plans include such items as outsourcing options, business resumption plans for all of the business units, identification of alternative sources of liquidity, and evaluation of alternative manual processes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

                                    Part II.
                                OTHER INFORMATION

Items 1, 2, 3, 4 and 5
----------------------

As of the end of the third quarter, 1999, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.

   Exhibit No.          Description
   -----------          -----------

        3(b)            Bylaws, as amended.

        4 Instruments defining the rights of security holders, including indentures.*

     **10(a)            Management Incentive Plan, as amended and restated.

     **10(b) 1997 Employee Stock Option Plan, as amended and restated.

     **10(n)            2000 Employee Stock Option Plan

     **10(o)            2000 Non-Employee Directors' Deferred Compensation
                        Stock Option Plan.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST TENNESSEE NATIONAL CORPORATION
                                                 (Registrant)

DATE:       11/12/99               By: Elbert L. Thomas Jr.
     ---------------------             -----------------------------------------
                                       Elbert L. Thomas Jr.
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.          Description
   -----------          -----------

        3(b)            Bylaws, as amended.

        4 Instruments defining the rights of security holders, including indentures.*

     **10(a)            Management Incentive Plan, as amended and restated.

     **10(b) 1997 Employee Stock Option Plan, as amended and restated.

     **10(n)            2000 Employee Stock Option Plan

     **10(o)            2000 Non-Employee Directors' Deferred Compensation
                        Stock Option Plan.

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