Form 10-K405
period 1999-12-31
FIRST TENNESSEE NATIONAL CORP
filed 2000-03-24
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[X]

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
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

        Registrant's telephone number, including Area Code: 901-523-5630

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on which Registered
-------------------                         ------------------------------------
$0.625 PAR VALUE COMMON CAPITAL STOCK       NEW YORK STOCK EXCHANGE, INC.
(INCLUDING RIGHTS ATTACHED THERETO)

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]   YES   [ ]   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 25, 2000, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $2.9 billion.

At February 25, 2000, the registrant had 129,901,800 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders for the year ended 12/31/99-Parts I, II and IV.
2. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/18/00 - Part III.

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. On March 13, 2000, the Board of Governors of the Federal Reserve System acted to approve the Corporation's election to become a financial holding company pursuant to the provisions of the Gramm- Leach-Bliley Act. See "Financial Modernization Legislation" below. At December 31, 1999, the Corporation had total assets of $18.4 billion and ranked second in terms of total assets among Tennessee- headquartered bank holding companies and ranked 41st nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services. The Corporation is engaged in the commercial banking business. Significant operations are also conducted in the mortgage banking, capital markets, and transaction processing divisions, which are described in more detail in the response to Item 7 of Part II hereof and Note 21 to the Consolidated Financial Statements. During 1999 approximately 66% of revenues were provided by fee income and approximately 34% of revenues were provided by net interest income. As a bank holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allow coordination of selected policies and activities.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 1999 it generated gross revenue (net interest income plus noninterest income) of approximately $1.6 billion and contributed 96% of consolidated net income from continuing operations. At December 31, 1999, the Bank had $17.5 billion in total assets, $10.7 billion in total deposits, and $10.9 billion in net loans. Within the State of Tennessee at December 31, 1999, the Bank ranked second in terms of total assets and ranked first in deposit market share in four of the state's five metropolitan regions. Nationally, it ranked 50th among banks in terms of total assets as of September 30, 1999. On December 31, 1999, the Corporation's subsidiary banks had 419 locations (199 financial centers and 220 free-standing ATM machines) in 22 Tennessee counties, including all of the major metropolitan areas of the state, 11 banking locations (including 4 free-standing ATMs) in Mississippi and 7 banking locations (including 4 free-standing ATMs) in Arkansas, and consumer finance offices in 10 states nationwide. FT Mortgage Companies (which changed its name to First Horizon Home Loan Corporation in March 2000), a subsidiary of the Bank, and its affiliates, at December 31, 1999, provided mortgage banking services through approximately 166 offices in 32 states and ranked in the top 10 nationally in retail mortgage loan originations and in the top 20 nationally in mortgage loan servicing. First Tennessee Capital Markets, a division of the Bank, had at December 31, 1999, offices in 6 states and ranked as one of the leading underwriters of U.S. agency debt.

         The Corporation provides the following services through its subsidiaries:

                  general banking services for consumers, businesses, financial institutions, and governments

         -        mortgage banking services
         - capital markets--primarily sales and underwriting of bank-eligible securities and mortgage loans and advisory services
         - transaction processing - credit card merchant processing, automated teller machine network, nationwide check clearing operation, and remittance processing
         -        trust, fiduciary, and agency services
         -        credit card products
         - discount brokerage, brokerage, venture capital and equipment finance
         - investment and financial advisory services, including investment advisor to First Funds, a family of mutual funds
         -        mutual fund sales as agent
         -        insurance sales as agent
         -        check processing software and systems
         -        private mortgage reinsurance
         -        consumer finance lending.

         An element of the Corporation's business strategy is to seek acquisitions that would enhance long-term shareholder value. The Corporation has an acquisitions department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy. Acquisitions which closed during the past three years are described in Note 2 to the Consolidated Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders (the "1999 Annual Report"), which note is incorporated herein by reference.

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The Capital Markets division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer with offices in Memphis, Tennessee; Mobile, Alabama; Chicago, Illinois; Overland Park, Kansas; Dallas, Texas; and New York, New York. The subsidiary banks are supervised and regulated as described below. Highland Capital Management Corp. and Martin and Company, Inc., are registered with the SEC as investment advisers. First Tennessee Brokerage, Inc. is registered as an investment adviser in all states in which registration is required. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. and First Tennessee Securities Corporation are registered as broker-dealers with the SEC and all states in which registration is required. FT Mortgage Companies is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller as well as various state regulators. First Tennessee Insurance Services ("FTIS"), a department of the Bank with offices in Dandridge, Tennessee, is licensed in several states as a non-resident insurance agency. Certain employees of FTIS are licensed as insurance agents in Tennessee and other states. FT Reinsurance Company is licensed by the state of Vermont as a monoline insurance company. FT Insurance Corporation is an insurance agency, which will be licensed in all states in which licensing is required.

         Expenditures for research and development activities were not material for the years 1997, 1998 or 1999.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 1999, the Corporation and its subsidiaries had 10,657 full-time-equivalent employees, not including contract labor for certain services.

         For additional information on the business of the Corporation, refer to the Management's Discussion and Analysis and Glossary sections contained in the 1999 Annual Report, which sections are incorporated herein by reference.

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

         General

         As a bank holding company, the Corporation is subject to the regulation and supervision of the Federal Reserve under the BHCA. Under the BHCA, bank holding companies may not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The BHCA also restricts the types of activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. See, however, "-Financial Modernization Legislation" below.

         In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer's principal state of operations without regard to whether the transaction is prohibited under state law. See " --Interstate Banking and Branching Legislation." Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 1999, the Corporation estimates that it held approximately 15% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee Bank to establish branches in any county in Tennessee. Management cannot predict the extent to which the business of the Corporation and its subsidiaries may be affected by recent federal and Tennessee legislation relating to interstate and intrastate acquisitions and branching activities.

         The Corporation's subsidiary banks (the "Subsidiary Banks") are subject to supervision and examination by applicable federal and state banking agencies. The Bank and First National Bank of Springdale, Springdale, Arkansas, are national banking associations subject to regulation and supervision by the Comptroller as their primary federal regulator. The remaining Subsidiary Banks are Cleveland Bank and Trust Company, Cleveland, Tennessee, and Peoples and Union Bank, Lewisburg, Tennessee, which are Tennessee state-chartered banks, and Peoples Bank, Senatobia, Mississippi, which is a Mississippi state-chartered bank, none of which is a member of the Federal Reserve System, and therefore each is subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as well as state banking authorities. In addition, all of the Subsidiary Banks are insured by, and subject to regulation by, the FDIC. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

         At December 31, 1999, under dividend restrictions imposed under applicable federal and state laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $293 million. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation's total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving.

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

         Capital Adequacy

         The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off- balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1999, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 8.77% and 12.00%, respectively.

         The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities for banks with relatively large trading activities. Institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 1999 was 6.53%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller or the FDIC, as the case may be. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 1999. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See "--Prompt Corrective Action."

         On February 17, 2000, the federal banking regulators proposed for comment regulations previously released on November 5, 1997. This proposal would
1) assign a risk-based charge to positions in securitized transactions according to the relative credit risk of those positions, as measured by credit ratings received from nationally recognized rating agencies, 2) treat recourse obligations and direct credit substitutes more consistently under risk-based capital rules, 3) define "recourse" and revise the definition of "direct credit substitute" ("recourse" is defined as any retained risk of loss associated with any transferred asset that exceeds a pro rata share of the bank's or bank holding company's remaining claim on the asset, if any, and "direct credit substitute" is defined as any assumed risk of loss associated with any asset or other claim that exceeds the bank's or bank holding company's pro rata share of the asset or claim, if any), 4) permit the limited use of an institution's internal risk- rating system and other alternative approaches in determining the risk-based capital requirement for unrated direct credit substitutes associated with asset-backed commercial paper programs and other structured finance programs, and 5) require banking organizations to hold additional risk-based capital against risks presents by the early amortization feature of revolving asset securitization. The Corporation can not predict at this time the effect adoption of this proposal would have on the financial condition or results of operations of the Bank or the Corporation.

         On June 4, 1999, the Basle Committee proposed a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process, and effective use of market discipline. The minimum capital requirements would be based on the current framework, but, among other changes, would replace the existing risk weights for sovereigns, banks, securities firms, corporate borrowers and asset securitizations with risk weights based on external credit ratings, including risk weights greater than 100% for low quality exposures. The new framework would include capital charges for interest-rate risk, for banks with an interest-rate risk that is significantly above average, and for other risks, principally operational risk. The supervisory review aspect of the new framework would seek to ensure that a bank's capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank's capital position deteriorates. The third aspect of the new framework, market discipline, would press for detailed disclosure of a bank's capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. The Basle Committee plans to set forth more definitive proposals regarding the new framework in the year 2000. The Corporation cannot predict at this time whether the new capital adequacy framework will be adopted or in what form, or the effect it would have on the financial condition or results of operations of the Bank or the Corporation.

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

         The Corporation believes that at December 31, 1999 all of the Subsidiary Banks had sufficient capital to qualify as "well capitalized" under the regulatory capital requirements discussed above.

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

         Financial Modernization Legislation

         The Gramm-Leach-Bliley Act was enacted into law on November 12, 1999. The Act repeals or modifies a number of significant provisions of current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which impose restrictions on banking organizations' ability to engage in certain types of activities. The Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-marking; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a "financial holding company." To qualify a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. The Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements: (1) the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities, (2) the national bank and its depository institution affiliates must each be well-capitalized and well-managed, (3) the aggregate consolidated total assets of all of the national bank's financial subsidiaries must not exceed 45% of the national bank's consolidated total assets or, if less, $50 billion, (4) the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary, and (5) if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories (or if in the second fifty largest banks, such comparable alternative criteria as the Secretary of the Treasury and the Federal Reserve jointly establish). No new financial activity may be commenced under the Act unless the national bank and all of its depository institution affiliates have at least "satisfactory" CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the Act contains a number of other provisions that may affect the Bank's operations, including functional regulation of the Bank's securities and investment management operations by the SEC and the Bank's insurance operations by the States and limitations on the use and disclosure to third parties of customer information. The Act is generally effective March 11, 2000, although certain provisions take effect later, such as functional regulation (May 12, 2001) and compliance with privacy regulations (six months after issuance, which must occur by May 12, 2000). The Corporation cannot predict at this time the potential effect that the Act will have on its business and operations, although the Corporation expects that the general effect of the Act will be to increase competition in the financial services industry generally.

         FDIC Insurance Assessments; DIFA

         The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA provided for a special assessment to recapitalize the SAIF to bring the SAIF up to statutory required levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $ .526 per $100 of thrift deposits they held at March 31, 1995. The pre-tax cost to the Corporation of the one-time assessment in the third quarter of 1996 was $3.8 million. DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks are being assessed to pay the interest due on FICO bonds since January 1, 1997. The cost to the Corporation on an annual basis has been immaterial.

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


Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsection entitled "Deposits, Other Sources of Funds, and Liquidity Management," contained in the 1999 Annual Report, which sections are incorporated herein by reference.

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

         Various bills are from the time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the bank regulatory agencies which could affect the business of the Corporation and its subsidiaries. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.


Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 1999 Annual Report; certain information not contained in the 1999 Annual Report, but required by Guide 3, is contained in the tables immediately following:

                      FIRST TENNESSEE NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                             BALANCES AT DECEMBER 31
                                   (Thousands)
                                   (Unaudited)

INVESTMENT PORTFOLIO

                                            1999            1998             1997
------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities &
  collateralized mortgage
  obligations                            $2,579,259       $2,068,529      $1,641,918
U.S. Treasury and other
  U.S. government agencies                  165,477          151,215         366,012
States and political
  subdivisions                               41,603           60,807          76,620
Other                                       314,953          145,738         101,983
                                         ----------       ----------     -----------
                  Total                  $3,101,292       $2,426,289      $2,186,533
                                         ==========       ==========     ===========

LOAN PORTFOLIO

                                             1999            1998            1997              1996              1995
------------------------------------------------------------------------------------------------------------------------
Commercial                               $4,430,516       $4,116,918      $3,768,554        $3,521,473        $3,330,929
Consumer                                  3,281,832        3,018,782       2,855,240         2,683,959         2,525,889
Credit card receivables                     607,205          594,467         581,451           564,803           529,104
Real estate
  construction                              485,580          375,890         404,196           297,797           238,863
Permanent mortgage                          528,907          423,200         663,494           641,245           689,458
Nonaccrual                                   29,118           27,807          38,415            18,926            19,040
                                         ----------       ----------      ----------        ----------         ---------
         Total                           $9,363,158       $8,557,064      $8,311,350        $7,728,203        $7,333,283
                                         ==========       ==========      ==========        ==========        ==========

SHORT-TERM BORROWINGS AT DECEMBER 31

                                             1999            1998             1997
------------------------------------------------------------------------------------------------------------------------
Federal funds purchased
  and securities sold under
  agreements to repurchase               $2,856,282       $2,912,018      $2,085,679
Commercial paper                             16,272           23,203          23,176
Other short-term
  borrowings                              1,533,957        1,404,071         679,212
                                         ----------       ----------      ----------
         Total                           $4,406,511       $4,339,292      $2,788,067
                                         ==========       ==========      ==========

FOREIGN OUTSTANDINGS AT DECEMBER 31
                                                    1999                         1998                            1997
                                           ------------------------      -----------------------        -----------------------
                                                           % Total                      % Total                         % Total
(Dollars in thousands)                      Amount         Assets         Amount         Assets         Amount           Assets
-------------------------------------------------------------------------------------------------------------------------------

BY COUNTRY:
Israel                                      $1,061          .01%          $1,313          .01%          $ 1,020          .01%
Taiwan                                         759          .01              161           --               537           --
Canada                                         370           --              433           --               985          .01
Saudi Arabia                                    33           --              570           --                86           --
Switzerland                                      9           --               14           --             4,523          .03
Denmark                                         --           --            6,000          .03             6,000          .04
Indonesia                                       --           --               --           --             1,318          .01
All other                                      632           --              702          .01               692          .01
-----------------------------------------------------------------------------------------------------------------------------
Total                                       $2,864          .02%          $9,193          .05%          $15,161          .11%
=============================================================================================================================

BY TYPE:
Loans:
Banks and other financial
  institutions                              $1,174          .01%          $7,971          .04%          $13,942          .10%
Governments and other institutions           1,000          .01            1,000          .01             1,000          .01
-----------------------------------------------------------------------------------------------------------------------------
   Total Loans                               2,174          .02            8,971          .05            14,942          .11
Cash                                           480           --              129           --               199           --
Customers' acceptances                         187           --               93           --                20           --
Accrued interest receivable                     23           --               --           --                --           --
-----------------------------------------------------------------------------------------------------------------------------
Total                                       $2,864          .02%          $9,193          .05%          $15,161          .11%
=============================================================================================================================

MATURITIES OF SHORT-TERM PURCHASED FUNDS AT DECEMBER 31, 1999
                                                    0-3              3-6             6-12          Over 12
(Dollars in thousands)                             Months           Months          Months          Months           Total
-----------------------------------------------------------------------------------------------------------------------------
Certificates of deposit $100,000 and more        $1,996,528        $129,138        $118,930        $132,375        $2,376,971
Federal funds purchased and securities
  sold under agreements to repurchase             2,856,282              --              --              --         2,856,282
Commercial paper and other short-term
  borrowings                                        778,195         666,700         100,000           5,334         1,550,229
-----------------------------------------------------------------------------------------------------------------------------
Total                                            $5,631,005        $795,838        $218,930        $137,709        $6,783,482
=============================================================================================================================








CONTRACTUAL MATURITIES OF COMMERCIAL AND NONACCRUAL LOANS AT DECEMBER 31, 1999

                                                          Within           After 1 Year          After
(Dollars in thousands)                                    1 Year          Within 5 Years        5 Years              Total
----------------------------------------------------------------------------------------------------------------------------
Commercial                                              $2,481,604          $1,645,608          $303,304          $4,430,516
Real estate construction                                   382,563              83,135            19,882             485,580
Nonaccrual                                                  12,403               6,812             9,903              29,118
----------------------------------------------------------------------------------------------------------------------------
Total commercial and nonaccrual loans*                  $2,876,570          $1,735,555          $333,089          $4,945,214
============================================================================================================================
For maturities over one year:
   Interest rates - floating                                                $  625,077          $120,942          $  746,019
   Interest rates - fixed                                                    1,110,478           212,147           1,322,625
----------------------------------------------------------------------------------------------------------------------------
Total                                                                       $1,735,555          $333,089          $2,068,644
============================================================================================================================

* Net of unearned income

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

                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 2000. The executive officers are elected at the April meeting of the Corporation's Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age                                         Offices and Positions - Year First Elected to Office
------------                                         ----------------------------------------------------

Susan Schmidt Bies                                   Executive Vice President (1985) and Auditor
Age: 52                                              (1998)   of the Corporation and the Bank
                                                     and Risk Management Manager (1995)

J. Kenneth Glass                                     President - Retail Financial Services
Age: 53                                              of the Bank (1999) and Executive Vice President
                                                     of the Corporation (1995)

Ralph Horn                                           Chairman of the Board (1996) and Chief
Age: 58                                              Executive Officer (1994) of the Corporation and
                                                     the Bank and President of the Corporation (1991)
                                                     and  the Bank (1993)

Harry A. Johnson, III                                Executive Vice President (1990) and
Age: 51                                              General Counsel (1988) of the
                                                     Corporation and the Bank

James F. Keen                                        Senior Vice President
Age: 49                                              and Corporate Controller of the Corporation (1988) and
                                                     principal accounting officer

John C. Kelley. Jr.                                  President - Business Financial Services/Memphis
Age: 56                                              Financial Services of the Bank (1999) and
                                                     Executive Vice President of the Corporation
                                                     (1995)

Sarah L. Meyerrose                                   Executive Vice President of the
Age: 44                                              Corporation and the Bank and
                                                     Employee Services Division Manager (1998)

John P. O'Connor, Jr.                                Executive Vice President of the Corporation
Age: 56                                              (1990) and the Bank (1987) and Chief Credit
                                                     Officer (1988)


Elbert L. Thomas, Jr.                                Executive Vice President (1995) and
Age: 51                                              Chief Financial Officer (1995)
                                                     of the Corporation and the Bank

         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Prior to April of 1999, Mr. Glass was President - Tennessee Banking Group of the Bank. Prior to April of 1999, Mr. Kelley was President - Memphis Banking Group of the Bank. Prior to February of 1995, Ms. Bies was Chief Financial Officer of the Corporation and Bank. Mr. Thomas was a Senior Vice President of the Corporation and the Bank prior to December of 1995. Prior to February of 1995, Mr. Thomas was Manager of Corporate Development. The Personnel Division changed its name to the Employee Services Division in April of 1999. From July of 1995 to June of 1998, Ms. Meyerrose was President, Kingsport/Bristol of the Bank, and prior to July of 1995 she was Executive Vice President Retail, Johnson City of the Bank.

                                     PART II

                                     ITEM 5
                    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         (a)      Market for the Corporation's Common Stock:

         The Corporation's common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FTN. As of December 31, 1999, there were 9,893 shareholders of record of the Corporation's common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial and Operating Data Table, Note 17 to the Consolidated Financial Statements, and the "Deposits, Other Sources of Funds, and Liquidity Management" subsection of the Management's Discussion and Analysis section contained in the 1999 Annual Report and to the "Payment of Dividends" and "Transactions with Affiliates" subsections contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

         (b)      Sale of Unregistered Securities:

         During 1999 all sales of shares of the Corporation's common stock without registration under the Securities Act of 1933, as amended, were previously disclosed in Form 10-Q's filed during 1999 except for the shares issued in connection with the acquisition by the Corporation of Elliott Ames, Inc. ("Elliot Ames"), Los Altos, California, on October 1, 1999. Elliot Ames was merged with and into FT Mortgage Companies, an indirect, wholly-owned subsidiary of the Corporation. At closing, the Corporation acquired from the five shareholders of Elliot Ames all 25,000 shares of Elliot Ames's common stock, no par value, in exchange for an initial closing payment of 242,423 shares of the Corporation's common stock, $0.625 par value. On February 7, 2000, an additional 49,391 shares of the Corporation's common stock were issued to the Elliott Ames shareholders in payment of the balance of the acquisition price. No underwriter was involved in this transaction. The shares were sold in a private offering pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, based on the limited number of shareholders receiving the Corporation's common stock.

         (c)      Description of the Corporation's Capital Stock:

         Authorized Capital Stock. The authorized capital stock of the Corporation currently consists of 5,000,000 shares of preferred stock, without par value ("preferred stock"), which may be issued from time to time by resolution of the Corporation's Board of Directors (the "Board") and 400,000,000 shares of common stock, $0.625 par value (the "common stock"). As of December 31, 1999, there were 129,878,459 shares of common stock and no shares of preferred stock outstanding. As of that date, approximately 27.5 million shares of common stock were reserved for issuance under various employee stock plans and the Corporation's dividend reinvestment plan, and no shares of preferred stock were reserved for issuance. Although shares have been reserved for issuance under the employee stock plans, the plans generally permit the Corporation to repurchase shares on the open market or privately for issuance under such plans. The Board has authorized management to repurchase shares from time to time for the plans. A total of 1.3 million shares were repurchased and
1.9 million shares were issued for the plans in 1999. Pursuant to Board authority, the Corporation plans to continue to purchase shares from time to time for the plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interest of the shareholders. Also, the Corporation has on file with the SEC one effective shelf registration pursuant to which it may offer from time to time, at its discretion, senior or subordinated debt securities, preferred stock, including depository shares, and common stock at an aggregate initial offering price not to exceed $225 million (net of prior issuances) and another effective shelf registration pursuant to which up to $200 million of capital securities (guaranteed preferred beneficial interests in the Corporation's subordinated debentures) is available for issuance.

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

         Common Stock. The Board is authorized to issue a maximum of 400,000,000 shares of common stock. The holders of the common stock are entitled to receive, ratably, such dividends as may be declared by the Board from funds legally available therefor, provided that if any shares of preferred stock are at the time outstanding, the payment of dividends on common stock or other distributions (including purchases of common stock) may be subject to the declaration and payment of full cumulative dividends, and the absence of arrearages in any mandatory sinking fund, on outstanding shares of preferred stock. The holders of the outstanding shares of common stock are entitled to one vote for each such share on all matters presented to shareholders and are not entitled to cumulate votes for the election of directors. Upon any dissolution, liquidation or winding up of the Corporation resulting in a distribution of assets to the shareholders, the holders of common stock are entitled to receive such assets ratably according to their respective holdings after payment of all liabilities and obligations and satisfaction of the liquidation preferences of any shares of preferred stock at the time outstanding. The shares of common stock have no preemptive, redemption, subscription or conversion rights. Under the Corporation's Charter, the Board is authorized to issue authorized shares of common stock without further action by the shareholders. However, the common stock is traded on the New York Stock Exchange, Inc. which requires shareholder approval of the issuance of additional shares of common stock in certain situations. The Transfer Agent for the common stock is Norwest Bank Minnesota, National Association.

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

         Shareholder Protection Rights Plan. On October 20, 1998, the Board adopted a Shareholder Protection Rights Agreement (the "Rights Plan") and declared a dividend of one right on each share of common stock outstanding on November 2, 1998, or issued thereafter and prior to the time the rights separate and thereafter pursuant to options and convertible securities outstanding at the time the rights separate. The Rights Plan became operative upon the expiration on September 18, 1999 of a substantially identical plan that was adopted in 1989.

         Until the earlier of (i) the 10th business day (subject to certain adjustments by the Board) after commencement of a tender or exchange offer which, if consummated, would result in a person or group owning 10% or more (but not more than 50%) of the outstanding shares of common stock (an "Acquiring Person") and (ii) the tenth business day (the "Flip-in Date") after the first date of public announcement by the Corporation that a person has become an Acquiring Person, the Rights will be evidenced by the common stock certificates, will automatically trade with the common stock, and will not be exercisable. Thereafter, separate rights certificates will be distributed, and each right will entitle its holder to purchase one one-hundredth of a share of Participating Preferred Stock having economic and voting terms similar to those of one share of common stock for $150.00, subject to adjustment (the "Exercise Price").

         The Rights will expire on the earliest of (i) the Exchange Time (defined below), (ii) December 31, 2009, and (iii) the date on which the Rights are redeemed as described below. The Board may amend the Rights Plan in any respect prior to the Flip-in Date. The Board may, at its option, at any time prior to the close of business on the Flip-in Date, redeem all the Rights at a price of $0.001 per Right, as adjusted from time to time pursuant to the Rights Plan.

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


                                     ITEM 6
                             SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data Table in the 1999 Annual Report.

                                     ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section, Glossary section, and the Consolidated Historical Performance Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables in the 1999 Annual Report.

                                     ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item is incorporated herein by reference to Notes 1 and 23 to the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section contained in the 1999 Annual Report.



                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated

Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information Table in the 1999 Annual Report.

                                     ITEM 9
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is inapplicable.

                                    PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders scheduled for April 18, 2000 (herein referred to as the "2000 Proxy Statement"). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the 2000 Proxy Statement.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 2000 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).

                                     ITEM 12
                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is incorporated herein by reference to the "Stock Ownership Information and Table" section of the 2000 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 2000 Proxy Statement.

                                     PART IV

                                     ITEM 14
                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Report:

         Financial Statements:

         -        Consolidated Statements of Condition as of December 31, 1999
                  and 1998
         - Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
         - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
         - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
         -        Notes to the Consolidated Financial Statements
         -        Report of Independent Public Accountants

                  The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 1999 Annual Report, as listed above, are incorporated herein by reference.

         Financial Statement Schedules:  Not applicable.

         Exhibits:

                  Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

         (3)(i) Restated Charter of the Corporation, as amended, incorporated herein by reference to Exhibit 3(i) to the Corporation's 1997 Annual Report on Form 10-K.
         (3)(ii) Bylaws of the Corporation, as amended and restated, incorporated herein by reference to Exhibit 3(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
         (4)(a) Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation's Registration Statement on Form 8-A filed 10-23-98.
         (4)(b) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 1999 Annual Report. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
         *(10)(a) Management Incentive Plan, as amended and restated, incorporated herein by reference to

                  Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
         *(10)(b) 2000 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10(n) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
         *(10)(c) 1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
         *(10)(d) 1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
         *(10)(e) 1984 Stock Option Plan, as amended, 1-21-97 amendment and
                  10-22-97 amendment, incorporated herein by reference to
                  Exhibit 10(e) to the Corporations 1992, 1996 and 1997 Annual Reports on Form 10-K.
         *(10)(f) 1990 Stock Option Plan, as amended, 1-21-97 amendment and
                  10-22-97 amendment, incorporated herein by reference to
                  Exhibit 10(f) to the Corporation's 1992, 1996 and 1997 Annual Reports on Form 10-K.
         *(10)(g) Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's 1997 Annual Report on Form 10-K.
         *(10)(h) Amendment and Restated Directors and Executives Deferred
                  Compensation Plan and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual Report on Form 10-K.
         *(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated, incorporated herein by reference to Exhibit 10(i) to the Corporation's 1998 Annual Report on Form 10-K.
         *(10)(j) Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation's 1995 Annual Report on Form 10-K.
         *(10)(k) Form of Severance Agreements dated 1-28-97, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1996 Annual Report on Form 10-K.
         *(10)(l) 1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(l) to the Corporation's 1998 Annual Report on Form 10-K.
         *(10)(m) Non-Employee Directors' Deferred Compensation Stock Option
                  Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation's 1997 Annual Report on Form 10-K.
         *(10)(n) 2000 Non-Employee Directors' Deferred Compensation Stock
                  Option Plan, incorporated herein by reference to Exhibit 10(o) to the Corporation's Quarterly Report on Form 10-Q form the quarter ended September 30, 1999.
         *(10)(o) George Lewis - Non-compete and Early Retirement Agreement.
         (13) The portions of the 1999 Annual Report to Shareholders that have been incorporated by reference into this Form 10-K.
         (21)     Subsidiaries of the Corporation.
         (23)     Accountants' Consents
         (24)     Powers of Attorney
         (27)     Financial Data Schedule
         (99) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12-31-99, as authorized by SEC Rule 15d-21 (to be filed as an Amendment to Form l0-K).
         (b) No reports on Form 8-K were filed during the fourth quarter of 1999.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FIRST TENNESSEE NATIONAL CORPORATION

Date:  March 24, 2000       By:  Elbert L. Thomas, Jr.
                                 -----------------------------------------------
                                 Elbert L. Thomas, Jr., Executive Vice President
                                          and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                                       Date
         ---------                     -----                                       ----


Ralph Horn*                  Chairman of the Board, President and                  March 24, 2000
-----------------------      Chief Executive Officer (principal executive
Ralph Horn                   officer) and a Director

Elbert L. Thomas, Jr.*       Executive Vice President                              March 24, 2000
-----------------------      and Chief Financial Officer
Elbert L. Thomas, Jr.        (principal financial officer)

James F. Keen*               Senior Vice President and                             March 24, 2000
-----------------------      Corporate Controller (principal
James F. Keen                accounting officer)

Robert C. Blattberg*         Director                                              March 24, 2000
-----------------------
Robert C. Blattberg

Carlos H. Cantu*             Director                                              March 24, 2000
-----------------------
Carlos H. Cantu

George E. Cates*             Director                                              March 24, 2000
-----------------------
George E. Cates

J. Kenneth Glass*            Director                                              March 24, 2000
-----------------------
J. Kenneth Glass

James A. Haslam, III*        Director                                              March 24, 2000
-----------------------
James A. Haslam, III

John C. Kelley, Jr.*         Director                                              March 24, 2000
-----------------------
John C. Kelley, Jr.

R. Brad Martin*              Director                                              March 24, 2000
-----------------------
R. Brad Martin

Joseph Orgill, III*          Director                                              March 24, 2000
-----------------------
Joseph Orgill, III

                             Director                                              March   , 2000
-----------------------
Vicki R. Palmer

Michael D. Rose*             Director                                              March 24, 2000
-----------------------
Michael D. Rose

William B. Sansom*           Director                                              March 24, 2000
-----------------------
William B. Sansom



*By:      Clyde A. Billings, Jr.                                                   March 24, 2000
    --------------------------------
          Clyde A. Billings, Jr.
         As Attorney-in-Fact

                                 EXHIBIT INDEX

Item No.                               Description
--------                               -----------
 (3)(i)  Restated Charter of the Corporation, as amended, incorporated herein by reference to Exhibit 3(i) to the Corporation's 1997 Annual Report on
         Form 10-K.
 (3)(ii) Bylaws of the Corporation, as amended and restated, incorporated herein by reference to Exhibit 3(b) tot he Corporation's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1999.
 (4)(a)  Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association,
         as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of
         Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation's
         Registration Statement on Form 8-A filed 10-23-98.
 (4)(b)  The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's
         1999 Annual Report. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange
         Commission upon request.
*(10)(a) Management Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1999.
*(10)(b) 2000 Employee Stock Option Plan, incorporated herein by reference to
         Exhibit 10(n) to the Corporation's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1999.
*(10)(c) 1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1999.
*(10)(d) 1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
*(10)(e) 1984 Stock Option Plan, as amended, 1-21-97 amendment, and 10-22-97 amendment, incorporated herein by reference to Exhibit 10(e) to the
         Corporation's 1992, 1996 and 1997 Annual Reports on Form 10-K.
*(10)(f) 1990 Stock Option Plan, as amended, 1-21-97 amendment, and 10-22-97 amendment, incorporated herein by reference to Exhibit 10(f) to the
         Corporation's 1992, 1996 and 1997 Annual Reports on Form 10-K.
*(10)(g) Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's 1997 Annual Report on
         Form 10-K.
*(10)(h) Amended and Restated Directors and Executives Deferred Compensation
         Plan and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual Report on Form 10-K.
*(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated, incorporated herein by reference to Exhibit 10(i) to the Corporation's
         1998 Annual Report on Form 10-K.
*(10)(j) Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1992 Annual Report on
         Form 10-K and Exhibit 10(j) to the Corporation's 1995 Annual Report on
         Form 10-K.
*(10)(k) Form of Severance Agreements dated 1-28-97, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1996 Annual Report on
         Form 10-K.
*(10)(l) 1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(l) to the Corporation's 1998 Annual
         Report on Form 10-K.
*(10)(m) Non-Employee Directors Deferred Compensation Stock Option Plan, as
         amended and restated, incorporated herein by reference to Exhibit 10(m)
         to the Corporation's 1997 Annual Report on Form 10-K.
*(10)(n) 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan,
         incorporated herein by reference to Exhibit 10(o) to the Corporation's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*(10)(o) George Lewis Non-compete and Early Retirement Agreement.
 (13)    The portions of the 1999 Annual Report to Shareholders that have been incorporated by reference into this Form 10-K.
 (21)    Subsidiaries of the Corporation.
 (23)    Accountants' Consents
 (24)    Powers of Attorney
 (27)    Financial Data Schedule
 (99)    Annual Report on Form ll-K for the Corporation's Savings Plan and
         Trust, for fiscal year ended December 31, 1999, as authorized by SEC
         Rule 15d-21 (to be filed as an amendment to Form 10-K).

         * Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.