Form 10-Q
period 2000-03-31
FIRST TENNESSEE NATIONAL CORP
filed 2000-05-12
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

    (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number   000-4491
                         --------

                      FIRST TENNESSEE NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Tennessee                               62-0803242
       -------------------------------               ------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

    165 Madison Avenue, Memphis, Tennessee                 38103
    ----------------------------------------             ----------
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

Yes [X]    No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.625 par value                  130,002,907
     -----------------------------          -----------------------------
               Class                        Outstanding at April 30, 2000

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

CONSOLIDATED STATEMENTS OF CONDITION                                                     First Tennessee National Corporation
-------------------------------------------------------------------------------------------------------------------------------

                                                                                       March 31                   December 31
                                                                            --------------------------------      -------------
(Dollars in thousands)(Unaudited)                                               2000               1999               1999
------------------------------------------------------------------------------------------------------------      -------------

ASSETS:
Cash and due from banks                                                     $    799,641       $    589,789       $    956,077
Federal funds sold and securities
  purchased under agreements to resell                                           359,556             91,701            279,537
------------------------------------------------------------------------------------------------------------      -------------
    Total cash and cash equivalents                                            1,159,197            681,490          1,235,614
------------------------------------------------------------------------------------------------------------      -------------
Investment in bank time deposits                                                     947              1,416              3,263
Capital markets securities inventory                                             351,135            420,133            147,041
Mortgage loans held for sale                                                   2,914,024          3,201,792          2,049,945
Securities available for sale                                                  2,190,683          1,882,113          2,332,356
Securities held to maturity (market value of
  $684,103 at March 31, 2000; $544,529 at
  March 31, 1999; and $734,853 at December 31, 1999)                             736,691            546,844            768,936
Loans, net of unearned income                                                  9,582,450          8,782,802          9,363,158
  Less:  Allowance for loan losses                                               140,736            139,387            139,603
------------------------------------------------------------------------------------------------------------      -------------
    Total net loans                                                            9,441,714          8,643,415          9,223,555
------------------------------------------------------------------------------------------------------------      -------------
Premises and equipment, net                                                      304,738            272,736            305,519
Real estate acquired by foreclosure                                               18,414             16,870             17,870
Mortgage servicing rights, net                                                   800,521            814,827            826,210
Intangible assets, net                                                           132,276            130,925            133,568
Capital markets receivables and other assets                                   2,021,235          1,712,443          1,329,513
------------------------------------------------------------------------------------------------------------      -------------
TOTAL ASSETS                                                                $ 20,071,575       $ 18,325,004       $ 18,373,390
============================================================================================================      =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Interest-bearing                                                          $  9,837,514       $  9,381,365       $  8,560,462
  Noninterest-bearing                                                          2,851,753          2,816,442          2,798,239
------------------------------------------------------------------------------------------------------------      -------------

    Total deposits                                                            12,689,267         12,197,807         11,358,701
------------------------------------------------------------------------------------------------------------      -------------
Federal funds purchased and securities
  sold under agreements to repurchase                                          2,507,361          1,615,831          2,856,282
Commercial paper and other short-term borrowings                               1,465,142          1,318,451          1,550,229
Capital markets payables and other liabilities                                 1,688,619          1,535,425            908,048
Term borrowings                                                                  359,857            400,501            358,663
------------------------------------------------------------------------------------------------------------      -------------
    Total liabilities                                                         18,710,246         17,068,015         17,031,923
------------------------------------------------------------------------------------------------------------      -------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                               100,000            100,000            100,000
------------------------------------------------------------------------------------------------------------      -------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
  but unissued)                                                                       --                 --                 --
Common stock - $.625 par value (shares authorized -
  400,000,000; shares issued - 129,920,110 at
  March 31, 2000; 129,908,808 at March 31, 1999;
  and 129,878,459 at December 31, 1999)                                           81,200             81,193             81,174
Capital surplus                                                                  138,453            133,857            130,636
Undivided profits                                                              1,064,599            937,339          1,053,722
Accumulated other comprehensive income                                           (20,958)             9,604            (21,752)
Deferred compensation on restricted stock incentive plans                         (5,370)            (7,441)            (5,674)
Deferred compensation obligation                                                   3,405              2,437              3,361
------------------------------------------------------------------------------------------------------------      -------------
    Total shareholders' equity                                                 1,261,329          1,156,989          1,241,467
------------------------------------------------------------------------------------------------------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 20,071,575       $ 18,325,004       $ 18,373,390
============================================================================================================      =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                      First Tennessee National Corporation
------------------------------------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                       March 31
                                                                         -----------------------------------
(Dollars in thousands except per share data)(Unaudited)                        2000                 1999
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                   $ 209,371            $ 181,248
Interest on investment securities:
  Taxable                                                                       53,476               38,228
  Tax-exempt                                                                       505                  754
Interest on mortgage loans held for sale                                        45,368               68,735
Interest on capital markets securities inventory                                 5,942                8,697
Interest on other earning assets                                                 4,637                2,604
------------------------------------------------------------------------------------------------------------
    Total interest income                                                      319,299              300,266
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                                        1,421                1,428
  Checking interest and money market account                                    27,533               26,569
  Certificates of deposit under $100,000 and other time                         30,363               32,379
  Certificates of deposit $100,000 and more                                     45,295               42,309
Interest on short-term borrowings                                               63,058               42,621
Interest on term borrowings                                                      6,135                6,793
------------------------------------------------------------------------------------------------------------
    Total interest expense                                                     173,805              152,099
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                            145,494              148,167
Provision for loan losses                                                       15,497               14,826
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            129,997              133,341
------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                                99,872              168,778
Capital markets                                                                 24,364               44,388
Deposit transactions and cash management                                        26,413               23,216
Trust services and investment management                                        15,994               14,591
Merchant processing                                                             11,030               10,709
Cardholder fees                                                                  7,033                4,962
Equity securities gains/(losses)                                                   475                   (8)
Debt securities gains/(losses)                                                   1,126                  (26)
All other income and commissions                                                36,090               19,953
------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                   222,397              286,563
------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES                          352,394              419,904
------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives and benefits                                 139,994              173,895
Amortization of mortgage servicing rights                                       18,429               30,898
Occupancy                                                                       18,387               15,651
Operations services                                                             17,361               15,702
Equipment rentals, depreciation and maintenance                                 15,478               13,469
Communications and courier                                                      12,019               12,367
Amortization of intangible assets                                                2,671                2,576
All other expense                                                               68,540               72,239
------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                  292,879              336,797
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                      59,515               83,107
Applicable income taxes                                                         19,992               30,078
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $  39,523            $  53,029
============================================================================================================
EARNINGS PER SHARE                                                           $     .30            $     .41
------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                   $     .30            $     .40
------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                        130,394,379          129,787,078
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                        First Tennessee National Corporation
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)(Unaudited)                                             2000                 1999
------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                                         $ 1,241,467          $ 1,099,534
Net income                                                                      39,523               53,029
Other comprehensive income:
  Unrealized market adjustments, net of tax and
  reclassification adjustment                                                      794               (3,267)
------------------------------------------------------------------------------------------------------------
Comprehensive income                                                            40,317               49,762
------------------------------------------------------------------------------------------------------------
Cash dividends declared                                                        (28,646)             (24,668)
Common stock issued:
  Elliot Ames, Inc. acquisition                                                  1,385                   --
  Cambridge Mortgage Company acquisition                                            --                  421
  For exercise of stock options                                                  2,056               13,995
Tax benefit from non-qualified stock options                                        --                7,850
Common stock repurchased                                                        (5,474)                  --
Amortization on restricted stock incentive plans                                   533                  382
Other                                                                            9,691                9,713
------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31                                                          $ 1,261,329          $ 1,156,989
============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  First Tennessee National Corporation
------------------------------------------------------------------------------------------------------------

                                                                             Three Months Ended March 31
                                                                         -----------------------------------
(Dollars in thousands)(Unaudited)                                                 2000                 1999
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                  $   39,523            $  53,029
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Provision for loan losses                                                   15,497               14,826
    Provision for deferred income tax                                            7,980               32,927
    Depreciation and amortization of premises and equipment                     14,740               11,801
    Amortization of mortgage servicing rights                                   18,429               30,898
    Amortization of intangible assets                                            2,671                2,576
    Net other amortization and accretion                                        11,454               11,649
    Market value adjustment on foreclosed property                               1,477                2,400
    Equity securities (gains)/losses                                              (475)                   8
    Debt securities (gains)/losses                                              (1,126)                  26
    Net (gains)/losses on disposal of fixed assets                                 (21)                 219
    Net (increase)/decrease in:
      Capital markets securities inventory                                    (204,094)             (61,829)
      Mortgage loans held for sale                                            (762,507)           1,025,651
      Capital markets receivables                                             (649,148)            (401,084)
      Interest receivable                                                        1,429                1,029
      Other assets                                                             (54,030)            (210,960)
    Net increase in:
      Capital markets payables                                                 692,476              446,833
      Interest payable                                                           6,378                8,612
      Other liabilities                                                         82,610                8,538
------------------------------------------------------------------------------------------------------------
        Total adjustments                                                     (816,260)             924,120
------------------------------------------------------------------------------------------------------------
Net cash (used)/provided by operating activities                              (776,737)             977,149
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities - maturities                                        32,394               62,436
Available for sale securities:
  Sales                                                                        133,734                5,504
  Maturities                                                                   153,538              238,034
  Purchases                                                                   (239,423)            (313,098)
Premises and equipment:
  Sales                                                                            849                   96
  Purchases                                                                    (11,970)             (28,931)
Net increase in loans                                                         (237,448)            (241,096)
Increase in investment in bank time deposits                                     2,316                 (205)
Acquisitions, net of cash and cash equivalents acquired                             --               (1,755)
------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         (166,010)            (279,015)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
  Exercise of stock options                                                      2,109               15,950
  Cash dividends                                                               (28,562)             (24,411)
  Repurchase of shares                                                          (5,486)                  --
Term borrowings:
  Issuance                                                                      51,200                1,099
  Payments                                                                     (50,082)             (15,150)
Net increase/(decrease) in:
  Deposits                                                                   1,331,159              474,768
  Short-term borrowings                                                       (434,008)          (1,405,020)
------------------------------------------------------------------------------------------------------------
Net cash (used)/provided by financing activities                               866,330             (952,764)
------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (76,417)            (254,630)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                             1,235,614              936,120
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $1,159,197            $ 681,490
============================================================================================================
Total interest paid                                                         $  167,296            $ 143,342
Total income taxes paid                                                         44,951               17,460
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in First Tennessee National Corporation's 1999 Annual Report.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Upon adoption of SFAS 133, all freestanding derivative instruments will be remeasured at fair value with differences between the derivatives' previous book value and fair value reported as a one-time accounting adjustment. Likewise, offsetting gains and losses on hedged assets, liabilities and firm commitments will be recognized as adjustments of their respective book values at the adoption date as part of this accounting adjustment. Except to the extent that they relate to hedges of the variable cash flow exposure of forecasted transactions, a portion of the net accounting adjustment (net of hedge difference and hedged item difference) will be reported in net income in the period of adoption. To the extent the adoption adjustment relates to hedges of the variable cash flow exposure of forecasted transactions, the remainder of the accounting adjustment will be reported as a cumulative effect adjustment of comprehensive income. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. First Tennessee will adopt SFAS 133 on January 1, 2001. Management has not yet quantified the effects SFAS 133 will have on its financial statements including the offsetting gains or losses that may be recognized on hedged assets, liabilities and firm commitments. Changes in the fair value of existing and future freestanding derivative instruments, hedged assets, liabilities and firm commitments, changes in the carrying value, including normal amortization, of derivative instruments and hedged assets and liabilities, and changes in hedging practices could have a substantial impact on the amount of the one-time accounting adjustment and its impact on net income. In addition, management is in the process of evaluating the methods and instruments currently used in hedging market exposure. The impact of adopting SFAS 133 could be material at the adoption date. SFAS 133 could also increase the volatility of earnings and other comprehensive income in the future.

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

NOTE 2 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.

                                                                                Three Months Ended
                                                                                      March 31
                                                                         ----------------------------------
(Dollars in thousands, except per share data)                                     2000                 1999
-----------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION:
Net income                                                                    $ 39,523             $ 53,029

Weighted average shares outstanding                                        129,916,950          129,453,871
Shares attributable to deferred compensation                                   477,429              333,207
-----------------------------------------------------------------------------------------------------------
Total weighted average shares per income statement                         130,394,379          129,787,078

Earnings per share                                                            $    .30             $    .41
===========================================================================================================
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                                    $ 39,523             $ 53,029

Weighted average shares outstanding                                        130,394,379          129,787,078
Dilutive effect due to stock options                                         2,150,514            3,976,333
-----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted                           132,544,893          133,763,411

Diluted earnings per share                                                    $    .30             $    .40
===========================================================================================================

NOTE 3 - LOANS

The composition of the loan portfolio at March 31 is detailed below:

(Dollars in thousands)                                                            2000                 1999
-----------------------------------------------------------------------------------------------------------
Commercial                                                                  $4,469,783           $4,212,886
Consumer                                                                     3,459,704            3,163,967
Permanent mortgage                                                             552,222              444,666
Credit card receivables                                                        555,732              560,674
Real estate construction                                                       513,341              369,814
Nonaccrual - Regional banking group                                              7,047               12,629
Nonaccrual - Mortgage banking                                                   24,621               18,166
-----------------------------------------------------------------------------------------------------------
  Loans, net of unearned income                                              9,582,450            8,782,802
Allowance for loan losses                                                      140,736              139,387
-----------------------------------------------------------------------------------------------------------
Total net loans                                                             $9,441,714           $8,643,415
===========================================================================================================

The following table presents information concerning nonperforming loans at March 31:

(Dollars in thousands)                                                            2000                 1999
-----------------------------------------------------------------------------------------------------------
Impaired loans                                                                $  7,435             $ 13,169
Other nonaccrual loans                                                          24,233               17,626
-----------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                     $ 31,668             $ 30,795
===========================================================================================================


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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                         ----------------------------------
(Dollars in thousands)                                                            2000                 1999
-----------------------------------------------------------------------------------------------------------
Total interest on impaired loans                                               $    95             $    283
Average balance of impaired loans                                                7,538               13,000
-----------------------------------------------------------------------------------------------------------

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2000 and 1999, is summarized as follows:

(Dollars in thousands)                                              Non-impaired       Impaired          Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                          $133,572          $2,441          $136,013
Provision for loan losses                                               11,799           3,027            14,826
Charge-offs                                                             11,768           1,773            13,541
  Less loan recoveries                                                   1,669             420             2,089
----------------------------------------------------------------------------------------------------------------
    Net charge-offs                                                     10,099           1,353            11,452
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                             $135,272          $4,115          $139,387
================================================================================================================

Balance at December 31, 1999                                          $136,978          $2,625          $139,603
Provision for loan losses                                               14,474           1,023            15,497
Charge-offs                                                             14,771           1,716            16,487
  Less loan recoveries                                                   1,631             492             2,123
----------------------------------------------------------------------------------------------------------------
    Net charge-offs                                                     13,140           1,224            14,364
----------------------------------------------------------------------------------------------------------------
BALANCE AT March 31, 2000                                             $138,312          $2,424          $140,736
================================================================================================================

NOTE 4 - BUSINESS SEGMENT INFORMATION

First Tennessee provides traditional retail/commercial banking and other financial services to its customers. These products and services are categorized into two broad groups: a regional banking group and national lines of business. The regional banking group provides a comprehensive package of financial services including traditional banking, trust services, investments, asset management, insurance and credit card services to its customers. The national lines of business include mortgage banking, capital markets and transaction processing. The Other segment is used to isolate corporate items such as expense related to guaranteed preferred beneficial interests in First Tennessee's junior subordinated debentures and securities gains or losses which include any venture capital gains or losses and related incentive costs.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the year to date periods ending March 31, 1999 and 2000.


                                              Regional
                                               Banking         Mortgage        Capital   Transaction
(Dollars in thousands)                          Group          Banking         Markets    Processing       Other    Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Year To Date 00
Interest income                              $   239,185     $    67,800      $   8,507    $   3,807    $     --     $   319,299
Interest expense                                 107,045          58,368          7,907          485          --         173,805
--------------------------------------------------------------------------------------------------------------------------------
  Net interest income                            132,140           9,432            600        3,322          --         145,494
Other revenues                                    66,016         103,058         24,449       27,273       1,601         222,397
Other expenses*                                  133,177         128,991         19,903       24,182       2,123         308,376
--------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                                  64,979         (16,501)         5,146        6,413        (522)         59,515
Income taxes                                      21,970          (6,126)         1,909        2,437        (198)         19,992
--------------------------------------------------------------------------------------------------------------------------------
Net income                                   $    43,009     $   (10,375)     $   3,237    $   3,976    $   (324)    $    39,523
================================================================================================================================
Average assets                               $12,625,146     $ 5,115,569      $ 647,417    $ 582,081    $     --     $18,970,213
--------------------------------------------------------------------------------------------------------------------------------
Year To Date 99
Interest income                              $   208,863     $    76,029      $  10,513    $   4,861    $     --     $   300,266
Interest expense                                  86,673          56,082          8,694          650          --         152,099
--------------------------------------------------------------------------------------------------------------------------------
  Net interest income                            122,190          19,947          1,819        4,211          --         148,167
Other revenues                                    54,556         170,066         44,388       17,587         (34)        286,563
Other expenses*                                  120,317         181,025         32,605       15,646       2,030         351,623
--------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                                  56,429           8,988         13,602        6,152      (2,064)         83,107
Income taxes                                      19,762           3,626          5,136        2,338        (784)         30,078
--------------------------------------------------------------------------------------------------------------------------------
Net income                                   $    36,667     $     5,362      $   8,466    $   3,814    $ (1,280)    $    53,029
================================================================================================================================
Average assets                               $11,549,590     $ 5,728,237      $ 845,929    $ 499,387    $     --     $18,623,143
--------------------------------------------------------------------------------------------------------------------------------

* Includes loan loss provision.

Item 2.               FIRST TENNESSEE NATIONAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION



GENERAL INFORMATION
-------------------

First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various regional and national business lines. The Regional Banking Group includes the retail/commercial bank, the credit card division, and the trust division. The National Lines of Business include First Horizon Home Loan Corporation (formerly FT Mortgage Companies and also referred to as First Horizon Home Loans and mortgage banking), First Tennessee Capital Markets (also referred to as capital markets), and transaction processing (credit card merchant processing, automated teller machine network, payment processing operation, and check clearing).

Certain revenue and expenses are allocated and equity is assigned to the various business lines to reflect the inherent risk in each business line, based on management's best estimates. These allocations are periodically reviewed and may be revised from time to time to more accurately reflect current business conditions and risks; the previous history is restated to ensure comparability.

For the purpose of this management discussion and analysis (MD&A), noninterest income (also called fee income) and total revenue exclude securities gains and losses. Net interest income has been adjusted to a fully taxable equivalent
(FTE) basis for certain tax-exempt loans and investments included in earning assets. Earning assets, including loans, have been expressed as averages, net of unearned income. First Tennessee Bank National Association, the primary bank subsidiary, is also referred to as FTBNA in this discussion.

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month period ended March 31, 2000, compared to the three month period ended March 31, 1999. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1999 financial statements, notes, and management's discussion and analysis is provided in the 1999 Annual Report.


FORWARD-LOOKING STATEMENTS
--------------------------

Management's discussion and analysis may contain forward-looking statements with respect to First Tennessee's beliefs, plans, goals, expectations, and estimates. These statements are contained in certain sections that follow such as Noninterest Income, Net Interest Income and Other. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. The words "believe", "expect", "anticipate", "intend", "estimate", "should", "is likely", "going forward", and other expressions which indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (such as acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of the timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation; competition within and outside the financial services industry; technology; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating loans, including prepayment risks and fluctuation of collateral values and changes in customer profiles. Additionally, the policies of the Office of the Comptroller of the Currency
(OCC) and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

FINANCIAL SUMMARY (COMPARISON OF FIRST QUARTER 2000 TO FIRST QUARTER 1999)

Earnings for the first quarter of 2000 were $39.5 million, compared with last year's first quarter earnings of $53.0 million. Diluted earnings per share were $.30 in 2000, compared to $.40 earned in 1999. Basic earnings per share were $.30 in 2000 and $.41 in 1999. Return on average shareholders' equity was 13.0 percent in 2000 compared with a return of 19.1 percent in 1999. Return on average assets was .84 percent in 2000 compared with 1.15 percent in 1999.

At March 31, 2000, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($2.6 billion) and total assets ($20.1 billion). At March 31, 1999, market capitalization was $4.8 billion and total assets were $18.3 billion.

Total revenues declined 16 percent from the first quarter of 1999, with a 23 percent decline in fee income (noninterest income excluding securities gains and losses) and a 2 percent decrease in net interest income. In the first quarter of 2000, fee income contributed approximately 60 percent to total revenues compared with approximately 66 percent for the same period in 1999.

NONINTEREST INCOME
------------------

Fee income provides the majority of First Tennessee's revenue. During the first quarter of 2000, fee income declined 23 percent (from $286.6 million to $220.8 million). The decline in fee income was related to a drastic shift in the operating environment which has created several challenges for mortgage banking and capital markets, compared with their strong performance in last year's first quarter. Conversely, all other fee income line items have realized growth over the past year, led by double-digit increases in deposit transactions and cash management, cardholder fees and other income, which includes such items as insurance and commissions, and check clearing fees. A more detailed discussion follows.

MORTGAGE BANKING

First Horizon Home Loan Corporation (formerly FT Mortgage Companies), a subsidiary of FTBNA, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market while the rights to service such loans are usually retained. Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. Secondary marketing activities include gains or losses from mortgage warehouse hedging activities, product pricing decisions, gains or losses from the sale of loans, and the capitalized value of mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. First Horizon Home Loans employs hedging strategies to mitigate the loss of value of its mortgage servicing rights in different interest rate environments. The gains related to rebalancing hedges of mortgage servicing rights as well as income from the foreclosure repurchase program are reported in miscellaneous income.

Mortgage banking fee income declined 41 percent (from $168.8 million to $99.9 million) from the first quarter of 1999 as shown in Table 1.

Table 1 - Mortgage Banking

                                                                           Three Months Ended
                                                                      ----------------------------        Growth
(Dollars in millions)                                                     2000             1999           Rate(%)
------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Loan origination fees                                               $     25.7        $     53.9          (52.4)
  Secondary marketing activities                                            16.6              72.3          (77.1)
------------------------------------------------------------------------------------------------------------------
      Mortgage origination function                                         42.3             126.2          (66.5)
------------------------------------------------------------------------------------------------------------------
  Servicing fees                                                            39.2              39.0             .7
  Sale of mortgage servicing rights                                         13.9                --             NM
  Miscellaneous                                                              4.5               3.6           25.5
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                        $     99.9        $    168.8          (40.8)
==================================================================================================================
Refinance originations                                                $    656.4        $  3,497.4          (81.2)
Home purchase related originations                                       2,852.0           2,471.1           15.4
------------------------------------------------------------------------------------------------------------------
      Mortgage loan originations                                      $  3,508.4        $  5,968.5          (41.2)
==================================================================================================================
Servicing portfolio                                                   $ 43,070.4        $ 42,883.5             .4
------------------------------------------------------------------------------------------------------------------

NM = not meaningful

Origination activity fell 41 percent due to the impact that rising interest rates had on refinance activity, which declined $2.8 billion. Total origination volume, consisting of home purchased-related mortgages and refinances, was $3.5 billion compared with $6.0 billion in the previous year. Despite higher interest rates, home purchase-related mortgage originations increased 15 percent. Although total origination volume declined 41 percent, loans sold into the secondary market decreased 63 percent due to the smaller mortgage warehouse at the start of the first quarter of 2000. Fees from the mortgage origination function (loan origination fees and secondary marketing activities) declined 67 percent from the first quarter of 1999 (from $126.2 million to $42.3 million). This decline came from less production and fewer loans sold into the secondary market, pricing pressures especially related to wholesale originations, a change in product mix and losses of approximately $5 million on certain loans affected by the volatility of recent interest rate movements.

The mortgage servicing portfolio (which includes servicing for ourselves and others) totaled $43.1 billion at March 31, 2000, compared to $42.9 billion at March 31, 1999. The change in the portfolio since first-quarter 1999 and year-end 1999 is shown in Table 2. Mortgage servicing fees were relatively flat compared to the previous year, with $39.2 million in the first quarter of 2000 and $39.0 million for the first quarter of 1999. This growth rate was impacted by the slowing growth of originations, a higher percentage of service-released products, bulk sales of mortgage servicing rights, and a reclass of mortgage servicing rights to interest-only servicing strips in the investment securities portfolio. Fee income from other activities increased 409 percent (from $3.6 million to $18.4 million). This increase was primarily due to increased gains from the bulk sales of mortgage servicing rights.


Table 2 - Servicing Portfolio

                                                                               Activity for       Activity for
                                                                             3 Months Ending    12 Months Ending
(Dollars in billions)                                                         March 31, 2000     March 31, 2000
----------------------------------------------------------------------------------------------------------------
Servicing portfolio at beginning of period                                        $ 44.6             $ 42.9
  Loans added to servicing system                                                    3.2               16.3
  Servicing released originations                                                    (.3)              (1.4)
  Bulk sales of servicing released                                                   (.2)              (1.7)
  Principal reductions (from payments and
    payoffs received in the normal course of business)                              (1.0)              (5.5)
----------------------------------------------------------------------------------------------------------------
Subtotal                                                                            46.3               50.6
  Bulk sales of servicing not yet transferred                                       (3.2)              (9.2)
  Purchased servicing not yet transferred                                             --                1.7
----------------------------------------------------------------------------------------------------------------
Servicing portfolio at end of period                                              $ 43.1             $ 43.1
================================================================================================================

 Going forward, the growth rate in certain mortgage banking line items will be affected by the HomeBanc sale in the second quarter (see Subsequent Event section). Refinance activity is expected to remain low as interest rates continue to rise. Excluding the HomeBanc sale, the growth in home purchase-related mortgages should continue as the real estate markets are expected to remain strong; however, the current market environment may lead to a change in product mix, resulting in a lower total margin. Rising interest rates and changing markets should continue to put pressure on the profit margin of originated loans and could make it more difficult to make the necessary adjustments to hedge positions in order to mitigate losses in the value of originated loans. In periods of increasing interest rates, the value of mortgage servicing rights generally increases and the value of hedges related to the servicing rights generally declines. Mortgage banking performance is affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate levels and volatility, the creditworthiness of applicants, the current and future estimated levels of prepayments, the effectiveness of hedging activities, the timing of purchases and sales of bulk servicing rights, as well as other factors referred to in the Forward-Looking Statements section of this MD&A.

CAPITAL MARKETS

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. During the first quarter of 2000, capital markets fee income decreased 45 percent from the record $44.4 million achieved during the first quarter of 1999 to $24.4 million. Total securities bought and sold were a record $148.0 billion for the first quarter of 2000, up from $145.9 billion in the same period in 1999. However, revenues decreased due to the shift in product mix related to customers' expectations of rising interest rates. The growth in volume was affected as bank customers demanded less investment securities due to loan growth continuing to outpace deposit growth across the banking industry. Total underwritings during first quarter of 2000 were $4.4 billion compared with $18.4 billion for the same period in 1999.

Going forward, if the widespread expectation of rising interest rates continues, capital markets' customers are likely to remain liquid, investing in shorter-term securities. Strong loan growth will also affect depository customers if loan growth continues to exceed deposit growth. This trend is expected to put pressure on achieving annual growth in fee income over 1999. Once the expectation of rising interest rates lessens, customers' demand for longer-term securities should return, favorably impacting future revenue production. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A.

OTHER FEE INCOME

Noninterest income from deposit transactions and cash management increased 14 percent from the first quarter of 1999 (from $23.2 million to $26.4 million) due to increased customer service charges and sales of various cash management products and services. Since the first quarter of 1999, trust and investment management fees grew 10 percent (from $14.6 million to $16.0 million) as assets under management grew 9 percent (from $9.1 billion to $9.8 billion). Fee income from merchant processing grew 3 percent from the first quarter of 1999 (from $10.7 million to $11.0 million). This growth rate was affected by a special assessment received from a large indirect customer in the first quarter of 1999. Due to reduced emphasis on lower-margin indirect transactions, overall merchant processing volume declined (from 40.2 million transactions in first quarter 1999 to 31.1 million transactions in first quarter 2000). However, direct volume increased approximately 20 percent from the previous year. Cardholder fees increased 42 percent (from $5.0 million to $7.0 million) during this same period due to higher interchange collections and price increases.

All other income and commissions grew 81 percent from the first quarter of 1999 (from $20.0 million to $36.1 million). Growth in the other category was positively affected by the revenues generated from the remittance processing operation acquired in June 1999 from National Processing Co. (NPC). Excluding NPC, the growth in other income and commissions would have been 47 percent. This remaining growth was spread over several categories, including earnings from First Tennessee's investment in bank owned life insurance, the sale of properties, other service charges, fees related to the reinsurance program, insurance premiums and commissions, check clearing fees and brokerage fees.

NET INTEREST INCOME
-------------------

Net interest income declined slightly (from $148.9 million to $146.1 million) from the first quarter of 1999, primarily due to a decline in earning assets (from $15.9 billion to $15.6 billion). The consolidated net interest margin (margin) remained relatively stable at 3.74 percent for the first quarter of 2000 compared with 3.76 percent in the first quarter of 1999. Strong loan growth and the change in loan mix compared with first quarter 1999 helped mitigate higher funding costs in the regional banking group, while the incremental impacts on the consolidated margin from mortgage banking and capital markets remained flat. Table 3 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the first quarters of 2000 and 1999.

TABLE 3 - NET INTEREST MARGIN

                                                                                         First Quarter
                                                                                ----------------------------
                                                                                    2000               1999
------------------------------------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                                                         8.23%              7.84%
   Rates paid on interest-bearing liabilities                                       4.25               3.89
------------------------------------------------------------------------------------------------------------
     Net interest spread                                                            3.98               3.95
------------------------------------------------------------------------------------------------------------
   Effect of interest-free sources                                                   .76                .80
   Loan fees                                                                         .15                .15
   FRB interest and penalties                                                        .01                .01
------------------------------------------------------------------------------------------------------------
     Net interest margin - Regional banking group                                   4.90%              4.91%
MORTGAGE BANKING                                                                   (1.04)             (1.03)
CAPITAL MARKETS                                                                     (.13)              (.13)
TRANSACTION PROCESSING                                                               .01                .01
------------------------------------------------------------------------------------------------------------
Net interest margin                                                                 3.74%              3.76%
============================================================================================================

As shown in Table 3, the margin is affected by the activity levels and related funding for First Tennessee's national lines of business as these nonbank business lines typically produce different margins than traditional banking activities. Mortgage banking can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of mortgage servicing rights. Capital markets tends to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets which effectively eliminates net interest income on these positions. As a result, First Tennessee's consolidated margin cannot be readily compared to that of other bank holding companies.

Going forward, the consolidated margin will continue to be influenced by the activity levels in the nonbanking lines of business, especially from mortgage banking as the level of origination volume is strongly tied to refinance activity. Information in this section includes forward-looking statements. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for the first quarter of 2000 decreased 13 percent (from $336.8 million to $292.9 million) over the same period in 1999. Expenses in mortgage banking and capital markets fluctuate based on the type and level of activity. Excluding mortgage banking and capital markets, total operating expense increased 16 percent. This growth rate was impacted by the purchase acquisition of NPC which has created additional ongoing costs since June of 1999. Excluding NPC, mortgage banking and capital markets, the total operating expense would have increased 9 percent.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased 20 percent from the previous year due to significantly lower activity levels in mortgage banking and capital markets in the first quarter of 2000. Excluding these two business lines, total personnel expense increased 17 percent. Excluding NPC and these two business lines, personnel expense would have increased 9 percent. Additional business line information related to expenses is provided in Table 4 and the discussion that follows.

TABLE 4 - OPERATING EXPENSE COMPOSITION

                                                                                            Three Months
                                                                                    --------------------------   Growth
(Dollars in millions)                                                                      2000         1999     Rate (%)
--------------------------------------------------------------------------------------------------------------------------
Regional banking group                                                                   $ 117.7      $ 107.4         9.6
Mortgage banking                                                                           129.0        179.1       (28.0)
Capital markets                                                                             19.9         32.6       (39.0)
Transaction processing                                                                      24.2         15.6        54.6
Other                                                                                        2.1          2.1         4.5
--------------------------------------------------------------------------------------------------------------------------
  Total operating expense                                                                $ 292.9      $ 336.8        13.0
==========================================================================================================================


Mortgage banking expenses decreased 28 percent from the previous year. Expense growth for this business line varies with the volume and type of activity. The decrease was mainly in personnel expense due to lower activity levels in the first quarter of 2000. With the increase in interest rates and lower prepayments, amortization of capitalized mortgage servicing rights declined 40 percent (from $30.9 million to $18.4 million).

Expenses for the regional banking group increased 10 percent from the previous year. This increase was due to continuing investments to expand insurance and investment management, new branches that have been opened in targeted growth markets, and amortization of costs associated with new systems.

Transaction processing expenses grew 55 percent from the previous year. Virtually all of this expense growth was related to operation of the locations acquired from NPC. Capital markets experienced a decline of 39 percent in expenses from first quarter of 1999 primarily because of lower commissions and incentives recognized in the first quarter of 2000.


PROVISION FOR LOAN LOSSES/ASSET QUALITY
---------------------------------------

The provision for loan losses increased 5 percent (from $14.8 million to $15.5 million) from the first quarter of 1999, due to increased inherent risk in the loan portfolio and a change in the loan mix related to growth in loans with higher risk/reward profiles. The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. Additional asset quality information is provided in Table 5 - Asset Quality Information and Table 6 - Charge-off Ratios.

TABLE 5 - ASSET QUALITY INFORMATION

                                                                                                        March 31
                                                                                            --------------------------------
(Dollars in thousands)                                                                               2000              1999
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                              $ 31,668          $ 30,795
Foreclosed real estate                                                                             18,414            16,870
Other assets                                                                                           91               189
----------------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                                     $ 50,173          $ 47,854
============================================================================================================================

Loans and leases 90 days past due                                                                $ 31,259          $ 28,006
Potential problem assets*                                                                        $ 79,519          $ 64,974

                                                                                                      First Quarter
                                                                                            --------------------------------
                                                                                                     2000              1999
                                                                                            --------------------------------
ALLOWANCE FOR LOAN LOSSES:
  Beginning balance at December 31                                                              $ 139,603         $ 136,013
      Provision for loan losses                                                                    15,497            14,826
      Charge-offs                                                                                 (16,487)          (13,541)
      Loan recoveries                                                                               2,123             2,089
----------------------------------------------------------------------------------------------------------------------------
  Ending balance at March 31                                                                    $ 140,736         $ 139,387
============================================================================================================================

                                                                                                       March 31
                                                                                            --------------------------------
                                                                                                     2000              1999
                                                                                            --------------------------------
Allowance to total loans                                                                             1.47%             1.59%
Nonperforming loans to total loans                                                                    .33               .35
Nonperforming assets to total loans, foreclosed real estate and other assets                          .52               .54
Allowance to nonperforming assets                                                                     281               291
----------------------------------------------------------------------------------------------------------------------------

* Includes loans and leases 90 days past due.


An analytical model is used based on historical loss experience, current trends, and reasonably foreseeable events to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.47 percent at March 31, 2000. At March 31, 1999, the ratio of allowance for loan losses to total loans, net of unearned income, was 1.59 percent.

The ratio of net charge-offs to average loans increased from .53 percent for the first quarter of 1999 to .61 percent for the first quarter of 2000. This increase was due to higher consumer loan charge-offs which included those consumer loan products with higher risk/return profiles. The credit card receivables charge-off ratio increased to 3.90 percent for the first quarter of 2000 from 3.65 percent for the first quarter of 1999.

The ratio of nonperforming loans to total loans decreased to .33 percent for the first quarter of 2000 compared with .35 percent for the same period in 1999. At March 31, 2000, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

TABLE 6 - CHARGE-OFF RATIOS

                                                                                                       First Quarter
                                                                                                 --------------------------
                                                                                                       2000           1999
---------------------------------------------------------------------------------------------------------------------------
Commercial and commercial real estate                                                                   .10%           .12%
Consumer                                                                                                .85            .53
Credit card receivables                                                                                3.90           3.65
Permanent mortgage                                                                                      .05            .03
Total net charge-offs                                                                                   .61            .53
---------------------------------------------------------------------------------------------------------------------------



BALANCE SHEET REVIEW

EARNING ASSETS
--------------

Earning assets primarily consist of loans, mortgage loans held for sale and investment securities. For first quarter 2000, earning assets averaged $15.6 billion compared with $15.9 billion for first quarter 1999. The decline in earning assets was due to the reduction in mortgage loans held for sale partially offset by strong loan growth and an increase in investment securities. At March 31, 2000, First Tennessee reported total assets of $20.1 billion compared with $18.3 billion at March 31, 1999. Average total assets grew 2 percent (from $18.6 billion to $19.0 billion) from the first quarter of 1999.

LOANS

Average loans increased 9 percent (from $8.7 billion to $9.5 billion) with growth in all of the primary categories. Average commercial loans increased 8 percent (from $4.2 billion to $4.5 billion) and average consumer loans increased 9 percent (from $3.1 billion to $3.4 billion). First Horizon Equity Lending, a division of FTBNA, is active in originating second mortgages and contributed 82 percent of the increase in consumer loans. Additional loan information is provided in Table 7 - Average Loans.


TABLE 7 - AVERAGE LOANS

                                                                                        Three Months
                                                            ----------------------------------------------------------------
                                                                              PERCENT                    Percent     GROWTH
(Dollars in millions)                                              2000       OF TOTAL        1999       of Total     RATE
----------------------------------------------------------------------------------------------------------------------------
Commercial                                                      $ 4,462.7        47%       $ 4,150.9       48%          7.5%
Consumer                                                          3,356.7        36          3,090.4       36           8.6
Permanent mortgage                                                  538.5         6            424.3        5          26.9
Credit card receivables                                             575.8         6            572.9        7            .5
Real estate construction                                            508.9         5            380.5        4          33.7
Nonaccrual                                                           30.9        --             34.2       --          (9.6)
----------------------------------------------------------------------------------------------------------------------------
Total loans, net of unearned                                    $ 9,473.5       100%       $ 8,653.2      100%          9.5%
============================================================================================================================


During 1999 certain consumer real estate loans and permanent mortgage loans were securitized. The majority of these securities are owned by subsidiaries of First Tennessee, including FTBNA. If these transactions had been included in the growth rate calculation, total average loans would have grown 11 percent, and average consumer loans would have grown 15 percent from the first quarter of 1999.

Average permanent mortgage loans increased 27 percent (from $.4 billion to $.5 billion) and average real estate construction loans increased 34 percent (from $.4 billion to $.5 billion). Growth in both of these loan categories came primarily from mortgage banking activities.

MORTGAGE LOANS HELD FOR SALE/INVESTMENT SECURITIES

The decline in mortgage originations led to a 41 percent decrease in mortgage loans held for sale (from $3.9 billion to $2.3 billion). Average investment securities increased 28 percent from first quarter 1999 (from $2.4 billion to $3.1 billion) principally from securitization activity. Excluding these transactions, investment securities would have increased 9 percent.


DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

Since the first quarter of 1999, average core deposits declined 3 percent (from $9.3 billion to $8.9 billion) and interest-bearing core deposits declined 4 percent (from $6.4 billion to $6.2 billion). Noninterest-bearing deposits remained relatively flat at $2.8 billion over this period. Short-term purchased funds were up 8 percent (from $7.0 billion to $7.6 billion) from the previous year.


CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) at March 31, 2000, was $1.4 billion, up 8 percent from $1.3 billion at March 31, 1999. Shareholders' equity (excluding the qualifying capital securities) was $1.3 billion at March 31, 2000, an increase of 9 percent from $1.2 billion at March 31, 1999.

Average shareholders' equity increased 9 percent (from $1.1 billion to $1.2 billion) since the first quarter of 1999, reflecting internal capital generation. The average total equity to average assets ratio was 7.00 percent and the average shareholders' equity to average assets ratio was 6.47 percent for the first quarter of 2000. This compares with 6.58 percent and 6.05 percent, respectively for the first quarter of 1999. Unrealized market valuations had no material effect on the ratios during first quarter of 2000.

On March 31, 2000, the corporation's Tier 1 capital ratio was 8.25 percent, the total capital ratio was 11.28 percent and the leverage ratio was 6.48 percent. On March 31, 2000, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.

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

TABLE 8 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AT MARCH 31, 2000

(Dollars in millions)                                                                                       Notional Value
--------------------------------------------------------------------------------------------------------------------------
LENDING              Commitments to extend credit:
RELATED:                Consumer credit card lines                                                               $ 2,350.7
                        Consumer home equity                                                                         624.1
                        Commercial real estate and construction and land development                                 770.8
                        Mortgage banking                                                                           1,426.5
                        Other                                                                                      1,394.4
                     Other commitments:
                        Standby letters of credit                                                                    260.5
                        Commercial letters of credit                                                                  21.9
--------------------------------------------------------------------------------------------------------------------------
MORTGAGE             Mortgage pipeline and warehouse hedging:
BANKING:                Interest rate contracts:
                            Forward contracts - commitments to sell                                              $ 3,373.7
                            Option contracts - purchased caps*                                                     1,900.0
                     Servicing portfolio hedging:
                        Interest rate contracts*:
                            Caps - purchased                                                                         500.0
                            Caps - written                                                                           500.0
                            Floors - purchased                                                                    20,275.0
                            Swaptions - purchased                                                                  1,000.0
                            Swaps                                                                                    625.0
--------------------------------------------------------------------------------------------------------------------------
INTEREST                Interest rate contracts:
RATE RISK                   Swaps - receive fixed/pay floating                                                   $   255.0
MANAGEMENT:                 Swaps - receive floating/pay floating                                                    641.7
                            Caps - purchased                                                                          20.0
                            Caps - written                                                                            20.0
                        Equity contracts:
                            Purchased options                                                                          1.9
--------------------------------------------------------------------------------------------------------------------------
CAPITAL                 Forward contracts:
MARKETS:                    Commitments to buy                                                                   $ 1,104.2
                            Commitments to sell                                                                    1,102.1
                        Option contracts:
                            Written                                                                                    5.0
                            Purchased                                                                                  5.0
                        Securities underwriting commitments                                                           16.6
--------------------------------------------------------------------------------------------------------------------------

*Mortgage banking option contracts had a net book value of $154.7 million at March 31, 2000.

OTHER
-----

FINANCIAL MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act (the "Act") was enacted into law on November 12, 1999. The Act repeals or modifies a number of significant provisions of current laws, which impose restrictions on banking organizations' ability to engage in certain types of activities. The Act generally allows bank holding companies such as First Tennessee broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage; merchant banking; and securities underwriting, dealing and market-making. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a "financial holding company". To qualify, a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. Subsequent to year-end 1999, First Tennessee has filed such a declaration.

The Act also permits national banks to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements: (1) the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities, (2) the national bank and its depository institution affiliates must each be well-capitalized and well-managed, (3) the aggregate consolidated total assets of all of the national bank's financial subsidiaries must not exceed 45 percent of the national bank's consolidated total assets or, if less, $50 billion, (4) the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary, and (5) if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories or meet alternative criteria as may be specified for the second fifty largest banks. First Tennessee has two subsidiaries that have filed notifications with the OCC and currently meet all of the other above requirements. No new financial activity may be commenced under the Act unless the national bank and all of its depository institution affiliates have at least "satisfactory" CRA (Community Reinvestment Act) ratings.

In addition, the Act contains a number of other provisions that may affect operations, including functional regulation of First Tennessee's securities and investment management operations by the Securities and Exchange Commission, limitations on the insurance powers of the national banks, and limitations on the use and the disclosure to the third parties of customer information.

The Act was effective March 11, 2000, although certain provisions take effect later. First Tennessee cannot predict at this time the potential effect that the Act will have on its business and operations, although management expects that the general effect of the Act will be to increase competition in the financial services industry.


SFAS NO. 133 - "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Upon adoption of SFAS 133, all freestanding derivative instruments will be remeasured at fair value with differences between the previous book value and fair value reported as a one-time accounting adjustment. Likewise, offsetting gains and losses on hedged assets, liabilities and firm commitments will be recognized as adjustments of their respective book values at the adoption date as part of this accounting adjustment. Except to the extent that they relate to hedges of the variable cash flow exposure of forecasted transactions, a portion of the net accounting adjustment (net of hedge difference and hedged item difference) will be reported in net income in the period of adoption. To the extent the adoption adjustment relates to hedges of the variable cash flow exposure of forecasted transaction, the remainder of the accounting adjustments will be reported as a cumulative effect adjustment of comprehensive income.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. First Tennessee will adopt SFAS 133 on January 1, 2001. In Note 23 - Financial Instruments with Off-Balance Sheet Risk presented in the 1999 10-K, the Mortgage Banking and Interest Rate Risk Management sections present the year-end book values and fair values of freestanding derivative instruments that would be required to be recognized in First Tennessee's balance sheet as assets or liabilities at their fair value. Management has not yet quantified the effects SFAS 133 may have on its financial statements including the offsetting gains or losses that may be recognized on hedged assets, liabilities and firm commitments. Changes in the fair value of existing and future freestanding derivative instruments, hedged assets, liabilities and firm commitments, changes in the book value, including normal amortization, of these instruments and hedged assets and liabilities, and changes in hedging practices could have a substantial impact on the amount of the one-time accounting adjustment and its impact on net income. In addition, management is in the process of evaluating the methods and instruments currently used in hedging market exposure. The impact of adopting SFAS 133 could be material at the adoption date. SFAS 133 could also increase the volatility of earnings and other comprehensive income in the future. The actual result of the adoption of SFAS 133 could also be affected by interest rate movements, ability of management to execute its business strategies, various actions management may take to reduce the impact of SFAS 133, ongoing interpretation and amendment activity by the FASB related to SFAS 133, and other factors, including those presented in the Forward-Looking Statements section at the beginning of the MD&A.


SUBSEQUENT EVENT
----------------

SALE OF HOMEBANC MORTGAGE

On April 28, 2000, First Tennessee sold HomeBanc Mortgage, a division of First Horizon Loan Corporation. The sales price for the division was approximately $57.5 million in cash and is expected to result in a one-time gain of about $42 million. This gain gives First Tennessee the opportunity to evaluate various alternatives, which are expected to improve future profitability. The result of implementing these alternatives coupled with the effect of the HomeBanc sale is not expected to have a significant impact on First Tennessee's 2000 earnings expectations. However, growth rates in individual line items may be affected by these actions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis included as Item 2 of Part I of this report and to Notes 1 and 23 of the Consolidated Financial Statements and the "Risk Management--Interest Rate Risk Management" Subsection of the Management's Discussion and Analysis section contained in the Corporation's 1999 Annual Report to shareholders.

                                    PART II.

                                OTHER INFORMATION

Items 1, 3, 4 and 5
-------------------

As of the end of the first quarter, 2000, the answers to Items 1, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2 - Changes in Securities.
-------------------------------

On February 7, 2000, an additional 49,391 shares of the Corporation's common stock, $0.625 par value, were issued to the former shareholders of Elliot Ames, Inc., Los Altos, California, in addition to the 242,423 shares of the Corporation's common stock issued in the fourth quarter of 1999 at the closing of the Elliot Ames acquisition. The issuance of shares at the closing was described in Item 5 of the Corporation's 1999 Form 10-K.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------


(a)      Exhibits.

Exhibit No.             Description
-----------             -----------
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

(b)      Reports on Form 8-K.

A report on Form 8-K was filed on February 29, 2000 (with a Date of Report of February 28, 2000) disclosing under Item 5 a press release, announcing revised earnings for 1999 and the earnings outlook for 2000.

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




DATE:       5/12/00                         By:  Elbert L. Thomas Jr.
     ---------------------                  --------------------------
                                                 Elbert L. Thomas Jr.
                                            Executive Vice President and
                                             Chief Financial Controller
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