Form 10-Q
period 2000-06-30
FIRST TENNESSEE NATIONAL CORP
filed 2000-08-11
CIK 36966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

    (Mark one)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               --------------
                                       OR
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

Yes [X]    No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                129,681,012
-----------------------------        ----------------------------
           Class                     Outstanding at July 31, 2000

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

CONSOLIDATED STATEMENTS OF CONDITION                                           First Tennessee National Corporation
---------------------------------------------------------------------------------------------------------------------
                                                                                June 30                 December 31
                                                                    ------------------------------      -------------
(Dollars in thousands)(Unaudited)                                       2000              1999              1999
--------------------------------------------------------------------------------------------------      -------------
ASSETS:
Cash and due from banks                                             $    844,741      $    764,018      $    956,077
Federal funds sold and securities
  purchased under agreements to resell                                   250,891           228,032           279,537
---------------------------------------------------------------------------------------------------     -------------
    Total cash and cash equivalents                                    1,095,632           992,050         1,235,614
---------------------------------------------------------------------------------------------------     -------------
Investment in bank time deposits                                           1,096             1,497             3,263
Capital markets securities inventory                                     374,211           461,674           147,041
Mortgage loans held for sale                                           2,950,272         2,868,885         2,049,945
Securities available for sale                                          2,069,712         1,965,893         2,332,356
Securities held to maturity (market value of
  $652,941 at June 30, 2000; $855,060 at
  June 30, 1999; and $734,853 at December 31, 1999)                      702,144           871,283           768,936
Loans, net of unearned income                                          9,877,149         8,661,277         9,363,158
  Less:  Allowance for loan losses                                       142,722           138,595           139,603
---------------------------------------------------------------------------------------------------     -------------
    Total net loans                                                    9,734,427         8,522,682         9,223,555
---------------------------------------------------------------------------------------------------     -------------
Premises and equipment, net                                              293,219           297,121           305,519
Real estate acquired by foreclosure                                       17,877            16,968            17,870
Mortgage servicing rights, net                                           844,317           898,428           826,210
Intangible assets, net                                                   126,662           133,731           133,568
Capital markets receivables and other assets                           1,595,047         1,593,438         1,329,513
---------------------------------------------------------------------------------------------------     -------------
TOTAL ASSETS                                                        $ 19,804,616      $ 18,623,650      $ 18,373,390
===================================================================================================     =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Interest-bearing                                                  $  9,576,327      $  8,633,781      $  8,560,462
  Noninterest-bearing                                                  2,979,094         2,882,834         2,798,239
---------------------------------------------------------------------------------------------------     -------------
    Total deposits                                                    12,555,421        11,516,615        11,358,701
---------------------------------------------------------------------------------------------------     -------------
Federal funds purchased and securities
  sold under agreements to repurchase                                  3,217,788         2,228,111         2,856,282
Commercial paper and other short-term borrowings                       1,149,036         1,736,261         1,550,229
Capital markets payables and other liabilities                         1,120,789         1,521,718           908,048
Term borrowings                                                          359,830           326,860           358,663
---------------------------------------------------------------------------------------------------     -------------
    Total liabilities                                                 18,402,864        17,329,565        17,031,923
---------------------------------------------------------------------------------------------------     -------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                       100,000           100,000           100,000
---------------------------------------------------------------------------------------------------     -------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
  but unissued)                                                               --                --                --
Common stock - $.625 par value (shares authorized -
  400,000,000; shares issued - 130,232,828 at
  June 30, 2000; 130,558,709 at June 30, 1999;
  and 129,878,459 at December 31, 1999)                                   81,396            81,599            81,174
Capital surplus                                                          140,854           147,284           130,636
Undivided profits                                                      1,091,374           973,534         1,053,722
Accumulated other comprehensive income                                   (10,712)           (4,690)          (21,752)
Deferred compensation on restricted stock incentive plans                 (4,884)           (6,829)           (5,674)
Deferred compensation obligation                                           3,724             3,187             3,361
---------------------------------------------------------------------------------------------------     -------------
    Total shareholders' equity                                         1,301,752         1,194,085         1,241,467
---------------------------------------------------------------------------------------------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 19,804,616      $ 18,623,650      $ 18,373,390
===================================================================================================     =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                           First Tennessee National Corporation
---------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30                            June 30
                                                               ------------------------------      ------------------------------
(Dollars in thousands except per share data)(Unaudited)             2000             1999               2000              1999
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                       $  225,531        $  181,582        $  434,902        $  362,830
Interest on investment securities:
  Taxable                                                            47,977            43,021           101,453            81,249
  Tax-exempt                                                            493               737               998             1,491
Interest on mortgage loans held for sale                             57,869            55,377           103,237           124,112
Interest on capital markets securities inventory                      6,790             8,614            12,732            17,311
Interest on other earning assets                                      5,459             3,846            10,096             6,450
----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                           344,119           293,177           663,418           593,443
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                             1,428             1,439             2,849             2,867
  Checking interest and money market account                         28,452            26,078            55,985            52,647
  Certificates of deposit under $100,000 and other time              31,284            30,726            61,647            63,105
  Certificates of deposit $100,000 and more                          57,650            33,869           102,945            76,178
Interest on short-term borrowings                                    67,746            48,627           130,804            91,248
Interest on term borrowings                                           5,703             6,072            11,838            12,865
----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                          192,263           146,811           366,068           298,910
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                 151,856           146,366           297,350           294,533
Provision for loan losses                                            17,077            14,979            32,574            29,805
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 134,779           131,387           264,776           264,728
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                    134,196           175,696           234,068           344,474
Capital markets                                                      18,973            30,177            43,337            74,565
Deposit transactions and cash management                             29,731            26,608            56,144            49,824
Trust services and investment management                             16,058            14,753            32,052            29,344
Merchant processing                                                  12,310            14,216            23,340            24,925
Cardholder fees                                                       6,942             6,052            13,975            11,014
Equity securities gains/(losses)                                         --                --               475                (8)
Debt securities gains/(losses)                                           84               (38)            1,210               (64)
All other income and commissions                                     32,532            26,757            68,622            46,710
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                        250,826           294,221           473,223           580,784
----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES               385,605           425,608           737,999           845,512
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives and benefits                      146,201           162,391           286,195           336,286
Amortization of mortgage servicing rights                            17,954            29,937            36,383            60,835
Occupancy                                                            21,721            17,051            40,108            32,702
Operations services                                                  17,170            16,861            34,531            32,563
Equipment rentals, depreciation and maintenance                      17,283            13,644            32,761            27,113
Communications and courier                                           12,277            12,670            24,296            25,037
Amortization of intangible assets                                     2,666             2,601             5,337             5,177
All other expense                                                    66,381            75,536           134,921           147,775
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                       301,653           330,691           594,532           667,488
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           83,952            94,917           143,467           178,024
Applicable income taxes                                              28,529            33,945            48,521            64,023
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $   55,423        $   60,972        $   94,946        $  114,001
==================================================================================================================================
EARNINGS PER SHARE                                               $      .42        $      .47        $      .73        $      .88
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                       $      .42        $      .45        $      .72        $      .85
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                             130,612,102       130,710,221       130,503,240       130,251,199
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY              First Tennessee National Corporation
--------------------------------------------------------------------------------------------------
(Dollars in thousands)(Unaudited)                                        2000             1999
--------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                                   $ 1,241,467      $ 1,099,534
Net income                                                                94,946          114,001
Other comprehensive income:
  Unrealized market adjustments, net of tax and
  reclassification adjustment                                             11,040          (17,562)
--------------------------------------------------------------------------------------------------
Comprehensive income                                                     105,986           96,439
--------------------------------------------------------------------------------------------------
Cash dividends declared                                                  (57,294)         (49,445)
Common stock issued:
  Elliot Ames, Inc. acquisition                                            1,385               --
  Cambridge Mortgage Company acquisition                                      --              704
  For exercise of stock options                                            4,822           26,421
Tax benefit from non-qualified stock options                                  --            9,823
Common stock repurchased                                                  (5,474)              --
Amortization on restricted stock incentive plans                           1,019              994
Common stock adjustment McGuire Mortgage Co. acquisition                      --             (259)
Other                                                                      9,841            9,874
--------------------------------------------------------------------------------------------------
BALANCE, JUNE 30                                                     $ 1,301,752      $ 1,194,085
==================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   First Tennessee National Corporation
---------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30
                                                                ----------------------------
(Dollars in thousands)(Unaudited)                                   2000             1999
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $    94,946      $   114,001
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Provision for loan losses                                        32,574           29,805
    Provision for deferred income tax                                 7,039           58,092
    Depreciation and amortization of premises                        29,187           24,107
      and equipment
    Amortization of mortgage servicing rights                        36,383           60,835
    Amortization of intangible assets                                 5,337            5,177
    Net other amortization and accretion                             21,994           28,154
    Market value adjustment on foreclosed property                    2,983            3,199
    Loss on sale of securitized loans                                 1,315               --
    Equity securities (gains)/losses                                   (475)               8
    Debt securities (gains)/losses                                   (1,210)              64
    Net (gains)/losses on disposal of fixed assets                      140             (265)
    Gain on sale of HomeBanc division                               (40,921)              --
    Net (increase)/decrease in:
      Capital markets securities inventory                         (227,170)        (103,370)
      Mortgage loans held for sale                                 (800,919)       1,358,558
      Capital markets receivables                                  (227,336)        (312,480)
      Interest receivable                                            (3,515)           5,536
      Other assets                                                 (121,608)        (317,858)
    Net increase/(decrease) in:
      Capital markets payables                                      233,229          355,377
      Interest payable                                              (11,005)         (15,790)
      Other liabilities                                             (18,564)          96,278
---------------------------------------------------------------------------------------------
        Total adjustments                                        (1,082,542)       1,275,427
---------------------------------------------------------------------------------------------
Net cash (used)/provided by operating activities                   (987,596)       1,389,428
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
  Maturities                                                         67,596          118,216
  Purchases                                                            (500)              --
Available for sale securities:
  Sales                                                             279,536           18,979
  Maturities                                                        282,099          415,320
  Purchases                                                        (362,611)        (609,411)
Premises and equipment:
  Sales                                                               4,171            2,831
  Purchases                                                         (23,909)         (64,964)
Proceeds from loan securitizations                                  184,379               --
Net increase in loans                                              (733,511)        (515,872)
Net (increase)/decrease in investment in bank time deposits           2,167             (286)
Divestiture of HomeBanc division                                     57,565               --
Acquisitions, net of cash and cash equivalents acquired                  --           (8,505)
---------------------------------------------------------------------------------------------
Net cash used by investing activities                              (243,018)        (643,692)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
  Exercise of stock options                                           4,961           28,403
  Cash dividends                                                    (57,142)         (49,067)
  Repurchase of shares                                               (5,486)              --
Term borrowings:
  Issuance                                                           51,200            2,421
  Payments                                                          (50,185)         (90,209)
Net increase/(decrease) in:
  Deposits                                                        1,186,971         (206,424)
  Short-term borrowings                                             (39,687)        (374,930)
---------------------------------------------------------------------------------------------
Net cash (used)/provided by financing activities                  1,090,632         (689,806)
---------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents               (139,982)          55,930
---------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  1,235,614          936,120
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 1,095,632      $   992,050
=============================================================================================
Total interest paid                                             $   376,812      $   314,412
Total income taxes paid                                              82,239           18,026
---------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in First Tennessee National Corporation's 1999 Annual Report.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Upon adoption of SFAS 133, all freestanding derivative instruments will be remeasured at fair value with differences between the derivatives' previous book value and fair value reported as a one-time accounting adjustment. Likewise, offsetting gains and losses on hedged assets, liabilities and firm commitments will be recognized as adjustments of their respective book values at the adoption date as part of this accounting adjustment. Except to the extent that they relate to hedges of the variable cash flow exposure of forecasted transactions, a portion of the net accounting adjustment (net of hedge difference and hedged item difference) will be reported in net income in the period of adoption. To the extent the adoption adjustment relates to hedges of the variable cash flow exposure of a forecasted transaction, the remainder of the accounting adjustment will be reported as a cumulative effect adjustment of comprehensive income.
SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, Accounting for Certain Derivative Instruments and
Certain Hedging Activities - an Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. First Tennessee will adopt SFAS 133 on January 1, 2001. Management has not yet quantified the effects SFAS 133 will have on its financial statements including the offsetting gains or losses that may be recognized on hedged assets, liabilities and firm commitments. Changes in the fair value of existing and future freestanding derivative instruments, hedged assets, liabilities and firm commitments, changes in the carrying value, including normal amortization, of derivative instruments and hedged assets and liabilities, and changes in hedging practices could have a substantial impact on the amount of the one-time accounting adjustment and its impact on net income. In addition, management is in the process of evaluating the methods and instruments currently used in hedging market exposure. The impact of adopting SFAS 133 could be material at the adoption date. SFAS 133 could also increase the volatility of earnings and other comprehensive income in the future.

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

NOTE 2 - DIVESTITURE

On April 28, 2000, First Tennessee sold HomeBanc Mortgage, a division of First Horizon Home Loan Corporation. The sales price for the division was approximately $57.6 million in cash with a gain of approximately $40.9 million being recognized in mortgage banking noninterest income.

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30                             June 30
                                                               ------------------------------      ------------------------------
(Dollars in thousands, except per share data)                       2000            1999               2000              1999
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION:
Net income                                                        $  55,423         $  60,972         $  94,946         $ 114,001

Weighted average shares outstanding                             130,091,044       130,308,530       130,003,997       129,883,561
Shares attributable to deferred compensation                        521,058           401,691           499,243           367,638
---------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares per income statement              130,612,102       130,710,221       130,503,240       130,251,199

Earnings per share                                                $     .42         $     .47         $     .73         $     .88
=================================================================================================================================
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                        $  55,423         $  60,972         $  94,946         $ 114,001

Weighted average shares outstanding                             130,612,102       130,710,221       130,503,240       130,251,199
Dilutive effect due to stock options                              1,232,741         3,972,396         1,691,628         3,974,353
---------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted                131,844,843       134,682,617       132,194,868       134,225,552

Diluted earnings per share                                        $     .42         $     .45         $     .72         $     .85
=================================================================================================================================

NOTE 4 - LOANS

The composition of the loan portfolio at June 30 is detailed below:

(Dollars in thousands)                                                                 2000                1999
------------------------------------------------------------------------------------------------------------------
Commercial                                                                          $ 4,653,494        $ 4,295,676
Consumer                                                                              3,484,894          2,954,702
Permanent mortgage                                                                      608,827            454,364
Credit card receivables                                                                 553,255            576,377
Real estate construction                                                                550,117            351,651
Nonaccrual - Regional banking group                                                       5,973             11,633
Nonaccrual - Mortgage banking                                                            20,589             16,874
------------------------------------------------------------------------------------------------------------------
  Loans, net of unearned income                                                       9,877,149          8,661,277
Allowance for loan losses                                                               142,722            138,595
------------------------------------------------------------------------------------------------------------------
Total net loans                                                                     $ 9,734,427        $ 8,522,682
==================================================================================================================

The following table presents information concerning nonperforming loans at June 30:

(Dollars in thousands)                                                                   2000               1999
------------------------------------------------------------------------------------------------------------------
Impaired loans                                                                         $  6,337           $ 12,428
Other nonaccrual loans                                                                   20,225             16,079
------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                              $ 26,562           $ 28,507
==================================================================================================================

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                                       Three Months Ended                    Six Months Ended
                                                             June 30                              June 30
                                                     -----------------------            ---------------------------
(Dollars in thousands)                                2000            1999                2000               1999
-------------------------------------------------------------------------------------------------------------------
Total interest on impaired loans                     $   99          $    32             $  194            $   315
Average balance of impaired loans                     7,686           13,290              7,612             13,146
-------------------------------------------------------------------------------------------------------------------

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 2000 and 1999, is summarized as follows:

(Dollars in thousands)                                           Non-impaired          Impaired            Total
------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1998                                       $ 133,572            $ 2,441          $ 136,013
Provision for loan losses                                             22,767              7,038             29,805
Securitization adjustment                                             (1,790)                --             (1,790)
Charge-offs                                                           24,627              5,016             29,643
  Less loan recoveries                                                 3,298                912              4,210
------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                                   21,329              4,104             25,433
------------------------------------------------------------------------------------------------------------------
Balance on June 30, 1999                                           $ 133,220            $ 5,375          $ 138,595
==================================================================================================================

Balance on December 31, 1999                                       $ 136,978            $ 2,625          $ 139,603
Provision for loan losses                                             30,770              1,804             32,574
Securitization adjustment                                             (2,173)                --             (2,173)
Charge-offs                                                           28,323              3,086             31,409
  Less loan recoveries                                                 3,321                806              4,127
------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                                   25,002              2,280             27,282
------------------------------------------------------------------------------------------------------------------
BALANCE ON June 30, 2000                                           $ 140,573            $ 2,149          $ 142,722
==================================================================================================================

NOTE 5 - BUSINESS SEGMENT INFORMATION

First Tennessee provides traditional retail/commercial banking and other financial services to its customers. These products and services are categorized into two broad groups: a regional banking group and national lines of business. The regional banking group provides a comprehensive package of financial services including traditional banking, trust services, investments, asset management, insurance, and credit card services to its customers. The national lines of business include mortgage banking, capital markets and transaction processing. The Other segment is used to isolate corporate items such as expense related to guaranteed preferred beneficial interests in First Tennessee's junior subordinated debentures and securities gains or losses which include any venture capital gains or losses and related incentive costs.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the quarterly and year to date periods ending June 30, 2000 and 1999.

                              Regional
                               Banking         Mortgage        Capital       Transaction
(Dollars in thousands)          Group          Banking         Markets       Processing         Other        Consolidated
-------------------------------------------------------------------------------------------------------------------------
2Q00
Interest income              $   253,799     $    77,042        $  9,124       $   4,154       $      --      $   344,119
Interest expense                 118,180          64,968           8,614             501              --          192,263
-------------------------------------------------------------------------------------------------------------------------
  Net interest income            135,619          12,074             510           3,653              --          151,856
Other revenues                    64,640         137,367          19,727          29,008              84          250,826
Other expenses*                  131,985         141,496          17,178          25,948           2,123          318,730
-------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                  68,274           7,945           3,059           6,713          (2,039)          83,952
Income taxes                      22,722           2,927           1,104           2,551            (775)          28,529
-------------------------------------------------------------------------------------------------------------------------
Net income                   $    45,552     $     5,018       $   1,955       $   4,162       $  (1,264)     $    55,423
=========================================================================================================================
Average assets               $12,960,731     $ 5,415,659       $ 637,580       $ 557,135       $      --      $19,571,105
-------------------------------------------------------------------------------------------------------------------------
2Q99
Interest income              $   214,177     $    63,474       $  11,220       $   4,306       $      --      $   293,177
Interest expense                  87,188          49,061          10,034             528              --          146,811
-------------------------------------------------------------------------------------------------------------------------
  Net interest income            126,989          14,413           1,186           3,778              --          146,366
Other revenues                    61,834         177,606          30,178          24,641             (38)         294,221
Other expenses*                  126,834         173,073          24,078          19,655           2,030          345,670
-------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                  61,989          18,946           7,286           8,764          (2,068)          94,917
Income taxes                      21,304           7,357           2,740           3,330            (786)          33,945
-------------------------------------------------------------------------------------------------------------------------
Net income                   $    40,685     $    11,589       $   4,546       $   5,434       $  (1,282)     $    60,972
=========================================================================================================================
Average assets               $11,900,026     $ 5,122,155       $ 928,856       $ 490,440       $      --      $18,441,477
-------------------------------------------------------------------------------------------------------------------------

*Includes loan loss provision.

                              Regional
                               Banking         Mortgage        Capital       Transaction
(Dollars in thousands)          Group          Banking         Markets       Processing         Other         Consolidated
--------------------------------------------------------------------------------------------------------------------------
Year To Date 2000
Interest income              $   492,984     $   144,842       $   17,631      $    7,961      $       --      $   663,418
Interest expense                 225,225         123,336           16,521             986              --          366,068
--------------------------------------------------------------------------------------------------------------------------
  Net interest income            267,759          21,506            1,110           6,975              --          297,350
Other revenues                   130,656         240,425           44,176          56,281           1,685          473,223
Other expenses*                  265,162         270,487           37,081          50,130           4,246          627,106
--------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                 133,253          (8,556)           8,205          13,126          (2,561)         143,467
Income taxes                      44,692          (3,199)           3,013           4,988            (973)          48,521
--------------------------------------------------------------------------------------------------------------------------
Net income                   $    88,561     $    (5,357)      $    5,192      $    8,138      $   (1,588)     $    94,946
==========================================================================================================================
Average assets               $12,792,939     $ 5,265,614       $  642,498      $  569,608      $       --      $19,270,659
--------------------------------------------------------------------------------------------------------------------------
Year To Date 1999
Interest income              $   423,040     $   139,503       $   21,733      $    9,167      $       --      $   593,443
Interest expense                 173,861         105,143           18,728           1,178              --          298,910
--------------------------------------------------------------------------------------------------------------------------
  Net interest income            249,179          34,360            3,005           7,989              --          294,533
Other revenues                   116,390         347,672           74,566          42,228             (72)         580,784
Other expenses*                  247,151         354,098           56,683          35,301           4,060          697,293
--------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                 118,418          27,934           20,888          14,916          (4,132)         178,024
Income taxes                      41,066          10,983            7,876           5,668          (1,570)          64,023
--------------------------------------------------------------------------------------------------------------------------
Net income                   $    77,352     $    16,951        $  13,012      $    9,248      $   (2,562)     $   114,001
==========================================================================================================================
Average assets               $11,725,776     $ 5,423,522        $ 887,621      $  494,889      $       --      $18,531,808
--------------------------------------------------------------------------------------------------------------------------

* Includes loan loss provision.

Item 2.
-------

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month and six month periods ended June 30, 2000, compared to the three month and six month periods ended June 30, 1999. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1999 financial statements, notes, and management's discussion and analysis is provided in the 1999 Annual Report.

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

Other factors are those inherent in originating and servicing loans, including prepayment risks and fluctuation of collateral values and changes in customer profiles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC) and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

FINANCIAL SUMMARY (COMPARISON OF SECOND QUARTER 2000 TO SECOND QUARTER 1999)

Earnings for the second quarter of 2000 were $55.4 million, a decline of 9 percent from last year's second quarter earnings of $61.0 million. Diluted earnings per share were $.42 in 2000, a decline of 7 percent from the $.45 earned in 1999. Basic earnings per share were $.42 in 2000, a decline of 11 percent from the $.47 earned in 1999. Return on average shareholders' equity was 17.4 percent in 2000 compared with 20.9 percent in 1999. Return on average assets was 1.14 percent in 2000 compared with 1.33 percent in 1999.

On June 30, 2000, First Tennessee ranked as one of the top 50 bank holding companies nationally in market capitalization and total assets. As of June 30, 2000, total assets were $19.8 billion and shareholders' equity was $1.3 billion. As of June 30, 1999, total assets were $18.6 billion and shareholders' equity was $1.2 billion.

Total revenue declined 9 percent from the second quarter of 1999, with a 4 percent increase in net interest income and a 15 percent decline in fee income (noninterest income excluding securities gains and losses).

NONINTEREST INCOME
------------------

Fee income provides the majority of First Tennessee's revenue. In the second quarter of 2000, fee income contributed approximately 62 percent to total revenues compared with approximately 67 percent for the same period in 1999. During the second quarter of 2000, fee income declined 15 percent (from $294.3 million to $250.7 million). The decline in fee income was related to a significant shift in the operating environment which has created challenges in mortgage banking and capital markets, compared with their strong performance in last year's second quarter. Conversely, most other sources of fee income have realized growth over the past year, led by double-digit growth in deposit transactions and cash management, cardholder fees and other income, which includes such items as insurance and commissions, and check clearing fees. A more detailed discussion follows.

MORTGAGE BANKING

First Horizon Home Loan Corporation (formerly FT Mortgage Companies), a subsidiary of FTBNA, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market while the rights to service such loans are usually retained. Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. Secondary marketing activities include gains or losses from mortgage warehouse hedging activities, product pricing decisions, gains or losses from the sale of loans into the secondary market, and the capitalized value of mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. First Horizon Home Loans employs hedging strategies to mitigate the loss of value of its mortgage servicing rights in a declining interest rate environment. Miscellaneous income includes the net gains or losses related to rebalancing hedges of mortgage servicing rights, income from the foreclosure repurchase program and other miscellaneous items.

Mortgage banking fee income declined 24 percent (from $175.7 million to $134.2 million) from the second quarter of 1999 as shown in Table 1.

TABLE 1 - MORTGAGE BANKING

                                             Second Quarter                               Six Months
                                        ------------------------         Growth     -----------------------         Growth
(Dollars in millions)                     2000            1999          Rate (%)      2000          1999           Rate (%)
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Loan origination fees                 $    34.8      $    48.1         (27.7)     $    60.5     $   102.0         (40.7)
  Secondary marketing activities             28.7           68.2         (57.9)          45.3         140.5         (67.8)
---------------------------------------------------------------------------------------------------------------------------
      Mortgage origination function          63.5          116.3         (45.4)         105.8         242.5         (56.4)
---------------------------------------------------------------------------------------------------------------------------
  Servicing fees                             38.6           43.7         (11.7)          77.8          82.7          (5.9)
  Sale of mortgage servicing rights           (.2)           3.7            NM           13.7           3.7         274.8
  Miscellaneous                              32.3           12.0         168.0           36.8          15.6         135.1
---------------------------------------------------------------------------------------------------------------------------
      Total noninterest income          $   134.2      $   175.7         (23.6)     $   234.1     $   344.5         (32.1)
===========================================================================================================================
Refinance originations                  $   656.5      $ 2,018.9         (67.5)     $ 1,312.9     $ 5,516.3         (76.2)
Home purchase related originations        3,630.1        3,620.4            .3        6,482.1       6,091.5           6.4
---------------------------------------------------------------------------------------------------------------------------
      Mortgage loan originations        $ 4,286.6      $ 5,639.3         (24.0)     $ 7,795.0     $11,607.8         (32.8)
===========================================================================================================================
Servicing portfolio                     $45,774.3      $44,281.2           3.4      $45,774.3     $44,281.2           3.4
---------------------------------------------------------------------------------------------------------------------------

NM = not meaningful

Total origination volume, consisting of home purchase-related mortgages and refinanced mortgages, declined 24 percent to $4.3 billion in the second quarter of 2000 compared with $5.6 billion in the previous year. Despite higher interest rates, pricing competition throughout the industry, and the reduction in the number of production offices, home purchase-related mortgage originations remained relatively flat with 1999 at $3.6 billion. The decline in origination activity was due to the impact that rising interest rates had on refinance activity, which declined $1.4 billion from the second quarter of 1999. Mortgage rates in the second quarter of 2000 were substantially higher than the average rate on existing mortgage loans, making it economically impractical for most customers to refinance. Fees from the mortgage origination function (loan origination fees and secondary marketing activities) declined 45 percent from the second quarter of 1999 (from $116.3 million to $63.5 million). This decline came from fewer loans sold into the secondary market due to less production and a smaller beginning warehouse, lower margins related to competitive pricing pressures and a shift in product mix, and losses of approximately $4.4 million on certain loans affected by the volatility of interest rate movements.

The mortgage servicing portfolio totaled $45.8 billion on June 30, 2000, compared to $44.3 billion on June 30, 1999. The change in the portfolio since second quarter 1999 and year-end 1999 is shown in Table 2. Mortgage servicing fees declined 12 percent from the second quarter of 1999 (from $43.7 million to $38.6 million). The lower level of fees was due to the classification of excess mortgage servicing rights to "interest-only" strips held in the investment securities portfolio and the portfolio's lower weighted average service fee due to a change in mix driven by prior period bulk sales. Bulk servicing sales of only $.3 billion were transacted in the second quarter of 2000, compared with $1.9 billion in the second quarter of 1999. In addition, approximately $.5 billion of bulk servicing was purchased during the second quarter of 2000, compared with no purchases in the same period in 1999. Fee income from sales of mortgage servicing rights declined $3.9 million from 1999.

For the second quarter of 2000 miscellaneous mortgage income totaled $32.3 million compared with $12.0 million in the second quarter of 1999. During the second quarter of 2000 the HomeBanc Mortgage division was sold resulting in a $40.9 million gain, which was reduced by the recognition of $13.9 million of losses on hedge instruments associated with the mortgage servicing rights portfolio.

TABLE 2 - SERVICING PORTFOLIO

                                                                                      Activity for          Activity for
                                                                                     6 Months Ending       12 Months Ending
(Dollars in billions)                                                                 June 30, 2000          June 30, 2000
---------------------------------------------------------------------------------------------------------------------------
Servicing portfolio at beginning of period                                               $ 44.6                 $ 44.3
  Loans added to servicing system                                                           8.9                   16.6
  Servicing released originations                                                           (.8)                  (1.5)
  Bulk sales of servicing released                                                          (.5)                  (2.0)
  Principal reductions (from payments and
    payoffs received in the normal course of business)                                     (2.4)                  (5.0)
---------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                   49.8                   52.4
  Change in bulk sales of servicing not yet transferred                                    (2.8)                  (7.1)
  Change in purchased servicing not yet transferred                                        (1.2)                    .5
---------------------------------------------------------------------------------------------------------------------------
Servicing portfolio at end of period                                                     $ 45.8                 $ 45.8
===========================================================================================================================

Refinance activity is expected to remain low with interest rates higher than one year ago. Excluding the effect from the reduction in production offices, home purchase-related mortgage originations should be reflective of the strength of the economy; however, current competitive pricing pressures and the overall market environment may lead to changes in product mix which may affect total margin. In periods of increasing interest rates, the value of mortgage servicing rights generally increases and the value of hedges related to the servicing rights generally declines. Mortgage banking performance is affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate levels and volatility, the creditworthiness of applicants, the current and future estimated levels of prepayments, the effectiveness of hedging activities, the timing of purchases and sales of bulk servicing rights, as well as other factors referred to in the Forward-Looking Statements section of this MD&A.

CAPITAL MARKETS

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. Capital markets was negatively impacted during the second quarter of 2000 by the rapid rise in interest rates since the second quarter of 1999, the persistent expectation that interest rates were going to continue to rise, and lack of liquidity in the financial services industry. Capital markets fee income decreased 37 percent from the $30.2 million achieved during the second quarter of 1999 to $18.9 million in 2000. Total securities bought and sold were $188.2 billion for the second quarter of 2000, up from $138.8 billion in the same period in 1999. Activity levels continued to grow as customers, primarily nondepository, invested principally in short-term securities. Conversely, volumes from depository customers were negatively affected as these bank customers experienced strong loan growth and limited deposit growth, which led to a reduced need for securities. Total underwritings during the second quarter of 2000 were $4.1 billion compared with $8.0 billion for the same period in 1999.

Going forward, once the expectation of rising interest rates lessens, capital markets customers' demand for longer-term securities should return. Until then, capital markets' customers are likely to continue to invest in shorter-term securities. Strong loan growth will also affect depository customers if loan growth continues to exceed deposit growth. These conditions have adversely affected capital markets' ability to generate fee income resulting in declining fee income for the year 2000 compared with the levels achieved in 1999. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A.

OTHER FEE INCOME

Noninterest income from deposit transactions and cash management increased 12 percent from the second quarter of 1999 (from $26.6 million to $29.7 million) due primarily to increased customer service charges. Since the second quarter of 1999, trust and investment management fees grew 9 percent (from $14.8 million to $16.1 million) and assets under management grew 4 percent (from $9.4 billion to $9.8 billion). Merchant processing fee income growth was affected by a special assessment received from a large customer in the second quarter of 1999 which was the primary reason for the 13 percent decline in the second quarter of 2000 (from $14.2 million to $12.3 million). Due to reduced emphasis on lower-margin indirect transactions, overall merchant processing volume declined (from 43.1 million transactions in second quarter 1999 to 35.1 million transactions in second quarter 2000). However, direct volume increased approximately 19 percent from the previous year. Cardholder fees increased 15 percent (from $6.1 million to $7.0 million) during this same period due to higher interchange collections and price increases.

All other income and commissions grew 22 percent from the second quarter of 1999 (from $26.7 million to $32.5 million). Growth in the other category was positively affected by the revenues generated from the remittance processing operation acquired in June 1999 from National Processing Co. (NPC). Excluding NPC, the growth in other income and commissions would have been 9 percent. This remaining growth was spread over several categories, including earnings from First Tennessee's investment in bank-owned life insurance, other service charges, fees related to the reinsurance program, insurance premiums and commissions, automated teller machine access fees, and check clearing fees.

NET INTEREST INCOME
-------------------

Net interest income grew 4 percent (from $147.1 million to $152.5 million) from the second quarter of 1999, primarily due to a 5 percent increase in earning assets (from $15.5 billion to $16.3 billion). The consolidated net interest margin (margin) decreased to 3.74 percent for the second quarter of 2000 compared with 3.81 percent in the second quarter of 1999. Strong loan growth and the change in loan mix compared with second quarter 1999 helped mitigate higher funding costs in the regional banking group, while the lower volumes experienced in capital markets minimized compression on the consolidated margin. Table 3 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the second quarters of 2000 and 1999.

TABLE 3 - NET INTEREST MARGIN

                                                             Second Quarter
                                                            ----------------
                                                             2000       1999
----------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                                  8.46%      7.80%
   Rates paid on interest-bearing liabilities                4.60       3.73
----------------------------------------------------------------------------
     Net interest spread                                     3.86       4.07
----------------------------------------------------------------------------
   Effect of interest-free sources                            .86        .77
   Loan fees                                                  .17        .13
   FRB interest and penalties                                  --        .01
----------------------------------------------------------------------------
     Net interest margin - Regional banking group            4.89%      4.98%
MORTGAGE BANKING                                            (1.03)      (.99)
CAPITAL MARKETS                                              (.13)      (.20)
TRANSACTION PROCESSING                                        .01        .02
----------------------------------------------------------------------------
Net interest margin                                          3.74%      3.81%
============================================================================

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

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for the second quarter of 2000 decreased 9 percent (from $330.7 million to $301.7 million) over the same period in 1999. Expenses in mortgage banking and capital markets fluctuate based on the type and level of activity. Excluding mortgage banking and capital markets, total operating expense increased 5 percent. This growth rate was impacted by the purchase acquisition of NPC which has created additional ongoing costs since June 1999. Excluding NPC, mortgage banking and capital markets, the total operating expense would have increased 1 percent.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased 10 percent. The percent of change in personnel expense is affected by the level of activity and type of product sold/originated in mortgage banking and capital markets. Excluding these two business lines, total personnel expense increased 6 percent. Excluding NPC and these two business lines, personnel expense would have increased 1 percent. Additional business line information related to expenses is provided in Table 4 and the discussion that follows.

TABLE 4 - OPERATING EXPENSE COMPOSITION

                                                 Second Quarter                               Six Months
                                              --------------------         Growth        -------------------         Growth
(Dollars in millions)                           2000         1999         Rate (%)         2000         1999        Rate (%)
----------------------------------------------------------------------------------------------------------------------------
Regional banking group                        $ 114.9      $ 114.6            .2         $ 232.6      $ 222.0          4.7
Mortgage banking                                141.5        170.3         (16.9)          270.5        349.4        (22.6)
Capital markets                                  17.2         24.1         (28.7)           37.1         56.7        (34.6)
Transaction processing                           26.0         19.7          32.0            50.2         35.3         42.0
Other                                             2.1          2.0           4.6             4.2          4.1          4.6
---------------------------------------------------------------------------------------------------------------------------
  Total operating expense                     $ 301.7      $ 330.7          (8.8)        $ 594.6      $ 667.5        (10.9)
===========================================================================================================================

Mortgage banking expenses decreased 17 percent from the previous year. The decrease was largely in personnel expense which fell 18 percent (from $74.2 million to $60.5 million) due to lower activity levels in the second quarter of 2000. Amortization of capitalized mortgage servicing rights declined 40 percent (from $29.9 million to $18.0 million) due to the increase in interest rates which led to lower prepayments and the classification of excess mortgage servicing rights to interest-only strips in the third quarter of 1999. During the second quarter of 2000, approximately $5.9 million of expenses were incurred related to closing and consolidating offices such as lease abandonment costs, fixed asset writeoffs and severance packages. Without these costs, the decline in expenses from the second quarter of 1999 would have been greater.

Expenses for the regional banking group remained level with the previous year. Expenses in transaction processing grew 32 percent from the previous year. Virtually all of this expense growth was related to operation of the locations acquired from NPC. Capital markets experienced a 29 percent decline in expenses from second quarter of 1999 primarily because of lower commissions and incentives recognized in the second quarter of 2000.

PROVISION FOR LOAN LOSSES / ASSET QUALITY
-----------------------------------------

The provision for loan losses increased 14 percent (from $15.0 million to $17.1 million) from the second quarter of 1999, due to increased inherent risk in the loan portfolio and a change in the loan mix related to growth in loans with higher risk/reward profiles. The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. Additional asset quality information is provided in Table 5 - Asset Quality Information and Table 6 - Charge-off Ratios.

TABLE 5 - ASSET QUALITY INFORMATION

                                                                                          June 30
                                                                                 -------------------------
(Dollars in thousands)                                                             2000           1999
----------------------------------------------------------------------------------------------------------
Nonperforming loans                                                              $  26,562      $  28,507
Foreclosed real estate                                                              17,877         16,968
Other assets                                                                            90            202
----------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                     $  44,529      $  45,677
==========================================================================================================

Loans and leases 90 days past due                                                $  38,013      $  23,593
Potential problem assets*                                                        $  83,872      $  66,842

                                                                                      Second Quarter
                                                                                 -------------------------
                                                                                   2000           1999
                                                                                 -------------------------
ALLOWANCE FOR LOAN LOSSES:
  Beginning balance at March 31                                                  $ 140,736      $ 139,387
      Provision for loan losses                                                     17,077         14,979
      Securitization adjustments                                                    (2,173)        (1,790)
      Charge-offs                                                                  (14,922)       (16,102)
      Loan recoveries                                                                2,004          2,121
----------------------------------------------------------------------------------------------------------
  Ending balance on June 30                                                      $ 142,722      $ 138,595
==========================================================================================================

                                                                                          June 30
                                                                                 -------------------------
                                                                                     2000           1999
                                                                                 -------------------------
Allowance to total loans                                                              1.44%          1.60%
Nonperforming loans to total loans                                                     .27            .33
Nonperforming assets to total loans, foreclosed real estate and other assets           .45            .53
Allowance to nonperforming assets                                                      321            303
----------------------------------------------------------------------------------------------------------

* Includes loans and leases 90 days past due.

An analytical model is used based on historical loss experience, current trends, and reasonably foreseeable events to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.44 percent at June 30, 2000. As of June 30, 1999, the ratio of allowance for loan losses to total loans, net of unearned income, was 1.60 percent.

The ratio of net charge-offs to average loans decreased to .52 percent for the second quarter of 2000 from .65 percent for the second quarter of 1999. This decrease was primarily due to lower commercial loan net charge-offs ($2.8 million in 1999 compared with $1.1 million in 2000). The credit card receivables charge-off ratio increased to 4.05 percent for the second quarter of 2000 from 3.51 percent for the second quarter of 1999, as the credit card portfolio remained relatively flat.

The ratio of nonperforming loans to total loans decreased to .27 percent for the second quarter of 2000 compared with .33 percent for the same period in 1999. On June 30, 2000, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

TABLE 6 - CHARGE-OFF RATIOS

                                                                           Second Quarter
                                                                       ---------------------
                                                                        2000            1999
--------------------------------------------------------------------------------------------
Commercial and commercial real estate                                    .08%            .24%
Consumer                                                                 .66             .77
Credit card receivables                                                 4.05            3.51
Permanent mortgage                                                       .24             .41
Total net charge-offs                                                    .52             .65
--------------------------------------------------------------------------------------------

Going forward, asset quality ratios will be affected by loan sales, other balance sheet strategies and shifts in loan mix to and from products with higher risk/return profiles. Asset quality levels are likely to increase to more normal levels from the historically low levels achieved in recent periods as the growth in the economy begins to slow.

BALANCE SHEET REVIEW

EARNING ASSETS
--------------

Earning assets primarily consist of loans, mortgage loans held for sale and investment securities. For second quarter 2000, earning assets averaged $16.3 billion compared with $15.5 billion for second quarter 1999. The increase in earning assets was due to strong loan growth partially offset by a decrease in mortgage loans held for sale and capital markets securities inventory. On June 30, 2000, First Tennessee reported total assets of $19.8 billion compared with $18.6 billion on June 30, 1999. Average total assets grew 6 percent (from $18.4 billion to $19.6 billion) from the second quarter of 1999.

LOANS

Average loans increased 14 percent (from $8.7 billion to $9.9 billion) with growth in all of the primary categories. Average commercial loans increased 9 percent (from $4.2 billion to $4.6 billion) and average consumer loans increased 19 percent (from $3.0 billion to $3.6 billion). First Horizon Equity Lending, a division of FTBNA, is active in originating second mortgages and contributed 59 percent of the increase in consumer loans. Additional loan information is provided in Table 7 - Average Loans.

TABLE 7 - AVERAGE LOANS

                                                                                 Three Months Ending June 30
                                                                ------------------------------------------------------------
                                                                              PERCENT                   Percent       GROWTH
(Dollars in millions)                                             2000        OF TOTAL        1999      of Total       RATE
----------------------------------------------------------------------------------------------------------------------------
Commercial                                                      $ 4,614.8         47%      $ 4,249.1       49%          8.6%
Consumer                                                          3,556.2         36         2,999.7       35          18.6
Permanent mortgage                                                  580.1          6           448.3        5          29.4
Credit card receivables                                             552.3          6           567.1        7          (2.6)
Real estate construction                                            541.2          5           376.4        4          43.8
Nonaccrual                                                           29.7         --            29.2       --           1.6
----------------------------------------------------------------------------------------------------------------------------
Total loans, net of unearned                                    $ 9,874.3        100%      $ 8,669.8      100%         13.9%
============================================================================================================================

During the second quarter of 2000, approximately $190 million of indirect automobile loan receivables were securitized and sold. During 1999 certain consumer real estate loans and permanent mortgage loans were securitized with the majority of these securities being retained by subsidiaries of First Tennessee, including FTBNA. If these transactions had been included in the growth rate calculation, total average loans would have grown 12 percent, and average consumer loans would have grown 16 percent from the second quarter of 1999.

Average permanent mortgage loans increased 29 percent (from $.4 billion to $.6 billion) and average real estate construction loans increased 44 percent (from $.4 billion to $.5 billion). Growth in both of these loan categories came primarily from mortgage banking activities.

MORTGAGE LOANS HELD FOR SALE / INVESTMENT SECURITIES

The decline in mortgage originations led to a 9 percent decrease in mortgage loans held for sale (from $3.2 billion to $2.9 billion). Average investment securities increased 3 percent from second quarter 1999 (from $2.7 billion to $2.8 billion) principally from the classification in the third quarter of 1999 of excess mortgage servicing rights to interest-only strips held in the investment securities portfolio.

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

Since the second quarter of 1999, average core deposits declined 2 percent (from $9.2 billion to $9.0 billion) and interest-bearing core deposits declined 4 percent (from $6.4 billion to $6.1 billion) as customers shifted their investments from traditional deposit products to off-balance sheet investment products such as mutual funds. Noninterest-bearing deposits increased 2 percent (from $2.8 billion to $2.9 billion) over this period. Short-term purchased funds were up 18 percent (from $6.9 billion to $8.1 billion) from the previous year and were primarily used to fund growth in loans.

CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) on June 30, 2000, was $1.4 billion, up 8 percent from $1.3 billion on June 30, 1999. Shareholders' equity (excluding the qualifying capital securities) was $1.3 billion on June 30, 2000, an increase of 9 percent from $1.2 billion on June 30, 1999.

Average shareholders' equity increased 9 percent (from $1.2 billion to $1.3 billion) since the second quarter of 1999, reflecting internal capital generation. The average total equity to average assets ratio was 7.06 percent and the average shareholders' equity to average assets ratio was 6.55 percent for the second quarter of 2000. This compares with 6.89 percent and 6.35 percent, respectively, for the second quarter of 1999. Excluding the effects of unrealized market valuations had no material effect on the ratios during the second quarter of 2000.

On June 30, 2000, the corporation's Tier 1 capital ratio was 8.22 percent, the total capital ratio was 11.19 percent and the leverage ratio was 6.44 percent. On June 30, 2000, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.

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

TABLE 8 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS ON JUNE 30, 2000

(Dollars in millions)                                                                        Notional Value
-----------------------------------------------------------------------------------------------------------
LENDING            Commitments to extend credit:
RELATED:              Consumer credit card lines                                                $ 2,328.4
                      Consumer home equity                                                          668.1
                      Commercial real estate and construction and land development                  821.7
                      Mortgage banking                                                            1,209.2
                      Other                                                                       1,348.6
                   Other commitments:
                      Standby letters of credit                                                     306.0
                      Commercial letters of credit                                                    8.7
-----------------------------------------------------------------------------------------------------------
MORTGAGE           Mortgage pipeline and warehouse hedging:
BANKING:              Interest rate contracts:
                          Forward contracts - commitments to sell                               $ 3,133.5
                          Caps - purchased*                                                       1,900.0
                   Servicing portfolio hedging:
                      Interest rate contracts*:
                          Caps - purchased                                                          500.0
                          Floors - purchased                                                     14,050.0
                          Swaptions - purchased                                                   1,000.0
                          Swaps                                                                     600.0
                   Interest rate floors - purchased                                               6,225.0
-----------------------------------------------------------------------------------------------------------
INTEREST              Interest rate contracts:
RATE RISK                 Swaps - receive fixed/pay floating                                    $   150.0
MANAGEMENT:               Swaps - receive floating/pay floating                                      50.0
                          Caps - purchased                                                           20.0
                          Caps - written                                                             20.0
                      Equity contracts:
                          Purchased options                                                           1.9
-----------------------------------------------------------------------------------------------------------
CAPITAL               Forward contracts:
MARKETS:                  Commitments to buy                                                    $   943.2
                          Commitments to sell                                                     1,016.0
                      Option contracts:
                          Purchased                                                                 100.0
                          Written                                                                   100.0
                      Swaps:
                          Purchased                                                                  10.0
                          Written                                                                    10.0
-----------------------------------------------------------------------------------------------------------

* Mortgage banking option contracts had a net book value of $139.7 million on June 30, 2000.

FINANCIAL SUMMARY (COMPARISON OF FIRST SIX MONTHS OF 2000 TO FIRST SIX MONTHS OF 1999)

Earnings for 2000 were $94.9 million, a decline of 17 percent from last year's $114.0 million. Diluted earnings per share were $.72 in 2000, a decline of 15 percent over the $.85 earned in 1999. Basic earnings per share were $.73 in 2000 and $.88 in 1999. Return on average shareholders' equity was 15.2 percent in 2000 compared with a return of 20.0 percent in 1999. Return on average assets was .99 percent in 2000 compared with 1.24 percent in 1999.

Total revenue declined 12 percent with a 19 percent decline in fee income and a 1 percent increase in net interest income. Fee income contributed 61 percent to total revenue in 2000 compared with 66 percent in 1999.

INCOME STATEMENT REVIEW
-----------------------

Noninterest income, excluding securities gains and losses, declined 19 percent (from $580.9 million to $471.5 million) over the same period last year. Fee income represented 61 percent of total revenues during the first six months of 2000 and 66 percent for the same period in 1999. Mortgage banking fee income declined 32 percent (from $344.5 million to $234.1 million). See Table 1 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets decreased 42 percent (from $74.6 million to $43.3 million) from 1999. For the first six months of 2000, fee income in deposit transactions and cash management grew 13 percent (from $49.8 million to $56.1 million). Trust services and investment service fees increased 9 percent (from $29.4 million to $32.1 million) and merchant processing fees decreased 6 percent (from $24.9 million to $23.3 million). Cardholder fees increased 27 percent (from $11.0 million to $14.0 million). All other income and commissions grew 47 percent (from $46.7 million to $68.6 million). This growth was spread over a number of categories, with other service charges increasing 29 percent (from $9.2 million to $11.9 million). Insurance premiums and commissions increased 14 percent (from $4.8 million to $5.5 million) and check clearing fees increased 13 percent (from $5.2 million to $5.8 million). The other category increased 65 percent (from $27.5 million to $45.4 million). The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 1 percent (from $296.1 million to $298.7 million) from the first six months of 1999 while earning assets increased 2 percent (from $15.7 billion to $16.0 billion) over the same period. Year-to-date consolidated margin declined from 3.78 percent in 1999 to 3.74 percent in 2000. In the regional banking group the year-to-date margin declined from 4.94 percent in 1999 to 4.89 percent in 2000. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Noninterest expense decreased 11 percent (from $667.5 million to $594.6 million). See Table 4 - Operating Expense Composition for a breakdown of total expenses by business line. Mortgage banking expenses declined 23 percent for the first six months of 2000 as compared to the same period in 1999 (from $349.4 million to $270.5 million). During this period, amortization of capitalized mortgage servicing rights decreased 40 percent (from $60.8 million to $36.4 million). Capital markets expenses declined 35 percent over this same period (from $56.7 million to $37.1 million). Expense growth for mortgage banking and capital markets varies with the volume and type of activity. The regional banking group experienced moderate expense growth of 5 percent from the previous year. Transaction processing expenses grew 42 percent for the six month period primarily due to the acquisition of NPC. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed. The provision for loan losses increased 9 percent (from $29.8 million to $32.6 million) from the previous year. The increase reflects the inherent risk in the loan portfolio from loan growth and a change in the loan mix partially due to securitizations.

BALANCE SHEET REVIEW
--------------------

Average total assets grew 4 percent (from $18.5 billion to $19.3 billion) and average loans grew 12 percent (from $8.7 billion to $9.7 billion) from the first six months of 1999. Average commercial loans increased 8 percent (from $4.2 billion to $4.5 billion), average consumer loans grew 14 percent (from $3.0 billion to $3.5 billion) and average credit card receivables remained level at $.6 billion. The permanent mortgage portfolio increased 28 percent (from $.4 billion to $.6 billion) and real estate construction loans increased 39 percent (from $.4 billion to $.5 billion) primarily from mortgage banking activities. Average investment securities increased 15 percent (from $2.6 billion to $2.9 billion) from 1999. The decline in mortgage originations led to a 27 percent decrease in mortgage loans held for sale (from $3.5 billion to $2.6 billion).

For the first six months of 2000, average core deposits decreased 3 percent (from $9.2 billion to $9.0 billion) and interest-bearing core deposits decreased 4 percent (from $6.4 billion to $6.1 billion). Noninterest-bearing deposits remained level at $2.8 billion in 2000. Short-term purchased funds increased 13 percent (from $6.9 billion to $7.8 billion) for the six month period.

OTHER
-----

FINANCIAL MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act (the Act) was enacted into law on November 12, 1999. The Act repeals or modifies a number of significant provisions of current laws, which impose restrictions on banking organizations' ability to engage in certain types of activities. The Act generally allows bank holding companies such as First Tennessee broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage; merchant banking; and securities underwriting, dealing and market-making. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a "financial holding company." To qualify, a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. On March 13, 2000, the Federal Reserve acted to approve First Tennessee's election to become a financial holding company. The Act also permits national banks to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements: (1) the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities, (2) the national bank and its depository institution affiliates must each be well-capitalized and well-managed, (3) the aggregate consolidated total assets of all of the national bank's financial subsidiaries must not exceed 45 percent of the national bank's consolidated total assets or, if less, $50 billion, (4) the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary, and (5) if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories or meet alternative criteria as may be specified for the second fifty largest banks. First Tennessee has two subsidiaries that have met all of the above requirements to become financial subsidiaries. No new financial activity may be commenced under the Act unless the national bank and all of its depository institution affiliates have at least "satisfactory" Community Reinvestment Act (CRA) ratings.

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

Upon adoption of SFAS 133, all freestanding derivative instruments will be remeasured at fair value with differences between the previous book value and fair value reported as a one-time accounting adjustment. Likewise, offsetting gains and losses on hedged assets, liabilities and firm commitments will be recognized as adjustments of their respective book values at the adoption date as part of this accounting adjustment. Except to the extent that they relate to hedges of the variable cash flow exposure of forecasted transactions, a portion of the net accounting adjustment (net of hedge difference and hedged item difference) will be reported in net income in the period of adoption. To the extent the adoption adjustment relates to hedges of the variable cash flow exposure of a forecasted transaction, the remainder of the accounting adjustments will be reported as a cumulative effect adjustment of comprehensive income.

SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. First Tennessee will adopt SFAS 133 on January 1, 2001. In Note 23 - Financial Instruments with Off-Balance Sheet Risk presented in the 1999 Form 10-K, the Mortgage Banking and Interest Rate Risk Management sections present the year-end book values and fair values of freestanding derivative instruments that would be required to be recognized in First Tennessee's balance sheet as assets or liabilities at their fair value. Management has not yet quantified the effects SFAS 133 may have on its financial statements including the offsetting gains or losses that may be recognized on hedged assets, liabilities and firm commitments. Changes in the fair value of existing and future freestanding derivative instruments, hedged assets, liabilities and firm commitments, changes in the book value, including normal amortization, of these instruments and hedged assets and liabilities, and changes in hedging practices could have a substantial impact on the amount of the one-time accounting adjustment and its impact on net income. In addition, management is in the process of evaluating the methods and instruments currently used in hedging market exposure. The impact of adopting SFAS 133 could be material at the adoption date. SFAS 133 could also increase the volatility of earnings and other comprehensive income in the future. The actual result of the adoption of SFAS 133 could also be affected by interest rate movements, ability of management to execute its business strategies, various actions management may take to reduce the impact of SFAS 133, ongoing interpretation and amendment activity by the FASB related to SFAS 133, and other factors, including those presented in the Forward-Looking Statements section at the beginning of the MD&A.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------------

The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis included as Item 2 of Part I of this report and to Notes 1 and 23 of the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" Subsection of the Management's Discussion and Analysis section contained in the Corporation's 1999 Annual Report to Shareholders.

                                    Part II.

                               OTHER INFORMATION

Items 1, 2, 3 and 5
-------------------

As of the end of the second quarter, 2000, the answers to Items 1, 2, 3 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 4 - Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

(a)      The Corporation's Annual Meeting of Shareholders was held April 18,
         2000.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for election to Class I (Martin, Orgill, and Sansom and Mrs. Palmer). The Class I nominees were elected for a three-year term or until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Blattberg, Cantu, Cates, Glass, Haslam, Horn, Kelley, and Rose.

(c) At the Annual Meeting, the shareholders also approved the 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan, approved the 2000 Employee Stock Option Plan, and ratified the appointment of Arthur Andersen LLP as independent auditors for the year 2000. The shareholder vote was as follows:

Nominees Class I                 For                  Withheld
----------------             -----------             ----------
R. Brad Martin               105,676,369              1,982,114
Joseph Orgill, III           106,727,040                931,443
Vicki R. Palmer              106,651,607              1,006,876
William B. Sansom            106,640,803              1,017,680

                                          For         Withheld      Abstained
                                      -----------    ----------     ---------
2000 Non-Employee Director Plan        85,375,663    20,780,995     1,501,825
2000 Employee Plan                     87,853,978    18,929,864       874,641
Ratification of Auditors              105,920,974     1,278,407       459,102

There were no "broker non-votes" with respect to any of the nominees or plans or the ratification of auditors and no abstentions with respect to any of the nominees.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits.

Exhibit No.      Description
-----------      -----------
    4            Instruments defining the rights of security holders,
                 including indentures.*

 **10(c) 1997 Employee Stock Option Plan, as amended and restated.

 **10(l) 1995 Employee Stock Option Plan, as amended and restated.

   27            Financial Data Schedule (for SEC use only).

* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

** This is a management contract or compensatory plan required to be filed as an exhibit.

(b)      Reports on Form 8-K.

A report on Form 8-K was filed on May 2, 2000 (with a Date of Report of April 28, 2000) disclosing under Item 5 a press release, announcing the sale of the HomeBanc Mortgage Corporation division of its subsidiary, First Horizon Home Loan Corporation.

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





DATE:       8/11/00                           By: Elbert L. Thomas Jr.
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
   4                Instruments defining the rights of security holders, including indentures.*

  10(c)             1997 Employee Stock Option Plan, as amended and restated.

  10(l) 1995 Employee Stock Option Plan, as amended and restated.

  27                Financial Data Schedule (for SEC use only).

*The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.