Form 10-Q
period 2000-09-30
FIRST TENNESSEE NATIONAL CORP
filed 2000-11-13
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

    (Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------
Commission file number  000-4491
                        --------
                      FIRST TENNESSEE NATIONAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                     62-0803242
 ------------------------------                      -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

165 Madison Avenue, Memphis, Tennessee                       38103
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (901) 523-4212
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  [x]    No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                 128,812,864
-----------------------------        -------------------------------
           Class                     Outstanding at October 31, 2000

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

CONSOLIDATED STATEMENTS OF CONDITION                                        First Tennessee National Corporation
----------------------------------------------------------------------------------------------------------------
                                                                            September 30             December 31
                                                                  -------------------------------    ------------
(Dollars in thousands)(Unaudited)                                     2000               1999            1999
-------------------------------------------------------------------------------------------------    ------------
ASSETS:
Cash and due from banks                                           $    804,330       $    860,519    $    956,077
Federal funds sold and securities
  purchased under agreements to resell                                 196,671            297,398         279,537
-------------------------------------------------------------------------------------------------    ------------
    Total cash and cash equivalents                                  1,001,001          1,157,917       1,235,614
-------------------------------------------------------------------------------------------------    ------------
Investment in bank time deposits                                         4,430              1,598           3,263
Capital markets securities inventory                                   582,226            502,796         147,041
Mortgage loans held for sale                                         2,137,079          2,910,874       2,049,945
Securities available for sale                                        2,104,990          1,953,055       2,332,356
Securities held to maturity (market value of
  $630,320 at September 30, 2000; $785,065 at
  September 30, 1999; and $734,853 at December 31, 1999)               667,291            810,394         768,936
Loans, net of unearned income                                       10,168,459          8,956,320       9,363,158
  Less:  Allowance for loan losses                                     145,923            139,426         139,603
-------------------------------------------------------------------------------------------------    ------------
    Total net loans                                                 10,022,536          8,816,894       9,223,555
--------------------------------------------------------------------------------------------------   ------------
Premises and equipment, net                                            289,574            304,553         305,519
Real estate acquired by foreclosure                                     15,669             17,065          17,870
Mortgage servicing rights, net                                         859,022            868,589         826,210
Intangible assets, net                                                 125,156            131,162         133,568
Capital markets receivables and other assets                         1,410,656          1,627,100       1,329,513
-------------------------------------------------------------------------------------------------    ------------
TOTAL ASSETS                                                      $ 19,219,630       $ 19,101,997    $ 18,373,390
=================================================================================================    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Interest-bearing                                                $ 10,259,580       $  9,674,515    $  8,560,462
  Noninterest-bearing                                                2,918,584          2,748,857       2,798,239
-------------------------------------------------------------------------------------------------    ------------
    Total deposits                                                  13,178,164         12,423,372      11,358,701
-------------------------------------------------------------------------------------------------    ------------
Federal funds purchased and securities
  sold under agreements to repurchase                                2,730,729          1,979,934       2,856,282
Commercial paper and other short-term borrowings                       494,003          1,494,301       1,550,229
Capital markets payables and other liabilities                         996,828          1,480,796         908,048
Term borrowings                                                        409,803            376,877         358,663
-------------------------------------------------------------------------------------------------    ------------
    Total liabilities                                               17,809,527         17,755,280      17,031,923
-------------------------------------------------------------------------------------------------    ------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                     100,000            100,000         100,000
-------------------------------------------------------------------------------------------------    ------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
  but unissued)                                                             --                 --              --
Common stock - $.625 par value (shares authorized -
  400,000,000; shares issued - 128,081,182 at
  September 30, 2000; 130,681,481 at September 30, 1999;
  and 129,878,459 at December 31, 1999)                                 80,051             81,676          81,174
Capital surplus                                                        104,868            159,144         130,636
Undivided profits                                                    1,129,144          1,018,112       1,053,722
Accumulated other comprehensive income                                  (4,513)            (9,157)        (21,752)
Deferred compensation on restricted stock incentive plans               (4,400)            (6,245)         (5,674)
Deferred compensation obligation                                         4,953              3,187           3,361
-------------------------------------------------------------------------------------------------    ------------
    Total shareholders' equity                                       1,310,103          1,246,717       1,241,467
-------------------------------------------------------------------------------------------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 19,219,630       $ 19,101,997    $ 18,373,390
=================================================================================================    ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                          First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                   Nine Months Ended
                                                                      September 30                        September 30
                                                            --------------------------------      ------------------------------
(Dollars in thousands except per share data)(Unaudited)          2000               1999              2000             1999
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                       $235,407           $189,399        $  670,309        $  552,229
Interest on investment securities:
  Taxable                                                          47,401             46,001           148,854           127,250
  Tax-exempt                                                          484                602             1,482             2,093
Interest on mortgage loans held for sale                           54,541             55,458           157,778           179,570
Interest on capital markets securities inventory                    9,073              7,746            21,805            25,057
Interest on other earning assets                                    5,676              4,006            15,772            10,456
--------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                         352,582            303,212         1,016,000           896,655
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                           1,370              1,450             4,219             4,317
  Checking interest and money market account                       27,058             25,900            83,043            78,547
  Certificates of deposit under $100,000 and other time            33,467             30,326            95,114            93,431
  Certificates of deposit $100,000 and more                        76,447             38,878           179,392           115,056
Interest on short-term borrowings                                  58,160             53,155           188,964           144,403
Interest on term borrowings                                         5,931              6,176            17,769            19,041
--------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                        202,433            155,885           568,501           454,795
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               150,149            147,327           447,499           441,860
Provision for loan losses                                          16,593             14,110            49,167            43,915
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               133,556            133,217           398,332           397,945
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                  116,406            158,919           350,474           503,393
Capital markets                                                    37,598             27,832            80,935           102,397
Deposit transactions and cash management                           30,631             27,431            86,775            77,255
Trust services and investment management                           17,086             15,715            49,138            45,059
Merchant processing                                                12,958             12,880            36,298            37,805
Cardholder fees                                                     7,683              7,084            21,658            18,098
Equity securities gains/(losses)                                     (269)             1,871               206             1,863
Debt securities gains/(losses)                                         35                (12)            1,245               (76)
All other income and commissions                                   39,074             34,592           107,696            81,302
--------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                      261,202            286,312           734,425           867,096
--------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES             394,758            419,529         1,132,757         1,265,041
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives and benefits                    156,305            154,175           442,500           490,461
Amortization of mortgage servicing rights                          21,366             22,784            57,749            83,619
Occupancy                                                          17,947             19,706            58,055            52,408
Operations services                                                17,151             16,886            51,682            49,449
Equipment rentals, depreciation and maintenance                    15,476             14,618            48,237            41,731
Communications and courier                                         11,875             13,816            36,171            38,853
Amortization of intangible assets                                   2,833              2,629             8,170             7,806
All other expense                                                  67,283             69,826           202,204           217,601
--------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                     310,236            314,440           904,768           981,928
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         84,522            105,089           227,989           283,113
Applicable income taxes                                            18,575             35,671            67,096            99,694
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 65,947           $ 69,418        $  160,893        $  183,419
================================================================================================================================
EARNINGS PER SHARE                                               $    .51           $    .53        $     1.24        $     1.41
--------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                       $    .50           $    .52        $     1.22        $     1.37
--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                           129,494,136        131,128,788       130,164,417       130,546,944
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY         First Tennessee National Corporation
--------------------------------------------------------------------------------------------
(Dollars in thousands)(Unaudited)                                 2000              1999
--------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                              $1,241,467        $1,099,534
Net income                                                         160,893           183,419
Other comprehensive income:
  Unrealized market adjustments, net of tax and
  reclassification adjustment                                       17,238           (22,029)
--------------------------------------------------------------------------------------------
Comprehensive income                                               178,131           161,390
--------------------------------------------------------------------------------------------
Cash dividends declared                                            (85,462)          (74,285)
Common stock issued:
  Elliot Ames, Inc. acquisition                                      1,385                --
  Keystone Mortgage, Inc. acquisition                                   --               (66)
  Cambridge Mortgage Company acquisition                                --               704
  For exercise of stock options                                      6,813            29,933
Tax benefit from non-qualified stock options                            --            11,320
Common stock repurchased                                           (48,476)           (2,908)
Amortization on restricted stock incentive plans                     1,503             1,579
Common stock adjustment McGuire Mortgage Co. acquisition                --              (259)
Other                                                               14,742            19,775
--------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30                                           $1,310,103        $1,246,717
============================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   First Tennessee National Corporation
--------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 30
                                                              ------------------------------
(Dollars in thousands)(Unaudited)                                 2000              1999
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                    $    160,893      $    183,419
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Provision for loan losses                                       49,167            43,915
    Provision for deferred income tax                               32,213            83,665
    Depreciation and amortization of premises                       43,904            38,329
      and equipment
    Amortization of mortgage servicing rights                       57,749            83,619
    Amortization of intangible assets                                8,170             7,806
    Net other amortization and accretion                            31,138            42,615
    Market value adjustment on foreclosed property                   5,961             4,240
    Loss on sale of securitized loans                                1,315                --
    Equity securities gains                                           (206)           (1,863)
    Debt securities (gains)/losses                                  (1,245)               76
    Net (gains)/losses on disposal of fixed assets                   1,402              (232)
    Gain on sale of bank branches                                       --            (4,245)
    Gain on sale of HomeBanc division                              (40,921)               --
    Net (increase)/decrease in:
      Capital markets securities inventory                        (435,185)         (134,976)
      Mortgage loans held for sale                                   8,990         1,316,569
      Capital markets receivables                                  (78,544)         (278,343)
      Interest receivable                                           (2,650)            3,483
      Other assets                                                (145,373)         (477,836)
    Net increase/(decrease)in:
      Capital markets payables                                     108,938           381,491
      Interest payable                                                 695              (947)
      Other liabilities                                            (53,539)            2,937
--------------------------------------------------------------------------------------------
        Total adjustments                                         (408,021)        1,110,303
--------------------------------------------------------------------------------------------
Net cash (used)/provided by operating activities                  (247,128)        1,293,722
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
  Maturities                                                       102,640           174,341
  Purchases                                                           (500)               --
Available for sale securities:
  Sales                                                            356,905            32,056
  Maturities                                                       414,520           568,600
  Purchases                                                       (578,837)         (697,010)
Premises and equipment:
  Sales                                                                723             9,301
  Purchases                                                        (33,007)          (91,822)
Proceeds from loan securitizations                                 184,379                --
Net increase in loans                                           (1,041,935)         (853,938)
Net increase in investment in bank time deposits                    (1,167)             (387)
Divestiture of HomeBanc division                                    57,565                --
Sale of bank branches, net of cash and cash equivalents                 --            (4,778)
Acquisitions, net of cash and cash equivalents acquired                 --            (8,505)
--------------------------------------------------------------------------------------------
Net cash used by investing activities                             (538,714)         (872,142)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
  Exercise of stock options                                          6,831            32,027
  Cash dividends                                                   (85,777)          (73,857)
  Repurchase of shares                                             (48,542)           (2,908)
Term borrowings:
  Issuance                                                         101,200            52,421
  Payments                                                         (50,288)          (90,273)
Net increase/(decrease) in:
  Deposits                                                       1,809,584           747,874
  Short-term borrowings                                         (1,181,779)         (865,067)
--------------------------------------------------------------------------------------------
Net cash (used)/provided by financing activities                   551,229          (199,783)
--------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents              (234,613)          221,797
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                 1,235,614           936,120
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  1,001,001      $  1,157,917
============================================================================================
Total interest paid                                           $    567,278      $    455,527
Total income taxes paid                                             86,228            18,472
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in First Tennessee National Corporation's 1999 Annual Report.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Upon adoption of SFAS 133, all freestanding derivative instruments will be remeasured at fair value with differences between the previous book value and fair value reported as a one-time accounting adjustment. Likewise, offsetting gains and losses on hedged assets, liabilities and firm commitments will be recognized as adjustments of their respective book values at the adoption date as part of this accounting adjustment. Except to the extent that they relate to hedges of the variable cash flow exposure of forecasted transactions, a portion of the net accounting adjustment (net of hedge difference and hedged item difference) will be reported in net income in the period of adoption. To the extent the adoption adjustment relates to hedges of the variable cash flow exposure of a forecasted transaction, the remainder of the accounting adjustments will be reported as a cumulative effect adjustment of comprehensive income. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. First Tennessee will adopt SFAS 133 on January 1, 2001. Management has not yet finalized the effects SFAS 133 may have on its financial statements including the offsetting gains or losses that may be recognized on hedged assets, liabilities and firm commitments. However, if plans to reposition certain mortgage banking hedges (see revenue and expense enhancement plans in the Subsequent Events and Other Forward-Looking Information Section of the MD&A) at an after-tax cost estimated to be between $35 million and $40 million had been completed at September 30, 2000, it is estimated that the impact of adopting SFAS 133 at September 30, 2000, would have resulted in an estimated net transition adjustment of between $0 and $5 million in after-tax loss. Changes in the fair value of existing and future freestanding derivative instruments, hedged assets, liabilities and firm commitments, changes in the book value, including normal amortization, of these instruments and hedged assets and liabilities could have a substantial impact on the amount of the one-time accounting adjustment and its impact on net income. In addition, management is in the process of evaluating the methods and instruments currently used in hedging market exposure and changes in hedging practices could also significantly influence the impact of adopting SFAS 133. The impact of adopting SFAS 133 could be material at the adoption date and could be substantially different than the estimate described above. SFAS 133 could also increase the volatility of earnings and other comprehensive income in the future.

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

On October 18, 2000, First Tennessee sold its corporate and municipal trust business to The Chase Manhattan Bank. A pre-tax gain of approximately $33 million will be recognized in fourth quarter 2000.

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30                        September 30
                                                            --------------------------------      ------------------------------
(Dollars in thousands, except per share data)                    2000               1999              2000             1999
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE COMPUTATION:
Net income                                                        $65,947            $69,418          $160,893          $183,419

Weighted average shares outstanding                           128,880,550        130,685,907       129,626,781       130,153,949
Shares attributable to deferred compensation                      613,586            442,881           537,636           392,995
--------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares per income statement            129,494,136        131,128,788       130,164,417       130,546,944

Earnings per share                                                $   .51            $   .53          $   1.24          $   1.41
================================================================================================================================
DILUTED EARNINGS PER SHARE COMPUTATION:
Net income                                                        $65,947            $69,418          $160,893          $183,419

Weighted average shares outstanding                           129,494,136        131,128,788       130,164,417       130,546,944
Dilutive effect due to stock options                            1,521,154          3,046,877         1,634,388         3,661,797
--------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding, as adjusted              131,015,290        134,175,665       131,798,805       134,208,741

Diluted earnings per share                                        $   .50            $   .52          $   1.22          $   1.37
================================================================================================================================

NOTE 4 - LOANS

The composition of the loan portfolio at September 30 is detailed below:

(Dollars in thousands)                                                                                2000               1999
--------------------------------------------------------------------------------------------------------------------------------
Commercial                                                                                        $  4,740,921      $  4,330,516
Consumer                                                                                             3,617,927         3,136,311
Permanent mortgage                                                                                     634,808           470,550
Credit card receivables                                                                                548,521           578,370
Real estate construction                                                                               585,066           407,882
Nonaccrual - Regional banking group                                                                     15,527            11,476
Nonaccrual - Mortgage banking                                                                           25,689            21,215
--------------------------------------------------------------------------------------------------------------------------------
  Loans, net of unearned income                                                                     10,168,459         8,956,320
Allowance for loan losses                                                                              145,923           139,426
--------------------------------------------------------------------------------------------------------------------------------
Total net loans                                                                                   $ 10,022,536      $  8,816,894
================================================================================================================================

The following table presents information concerning nonperforming loans at September 30:

(Dollars in thousands)                                                                                    2000              1999
--------------------------------------------------------------------------------------------------------------------------------
Impaired loans                                                                                        $ 15,736          $ 12,599
Other nonaccrual loans                                                                                  25,480            20,092
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                                             $ 41,216          $ 32,691
================================================================================================================================

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30                        September 30
                                                            ---------------------------           -------------------------
(Dollars in thousands)                                        2000               1999               2000             1999
---------------------------------------------------------------------------------------------------------------------------
Total interest on impaired loans                            $    118           $     50           $    312         $    365
Average balance of impaired loans                             12,351             12,792              9,203           13,027
---------------------------------------------------------------------------------------------------------------------------

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 2000 and 1999, is summarized as follows:

(Dollars in thousands)                                                        Non-impaired        Impaired            Total
------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1998                                                    $ 133,572           $ 2,441          $ 136,013
Provision for loan losses                                                          36,492             7,423             43,915
Securitization adjustment                                                          (1,790)               --             (1,790)
Adjustment due to divestiture                                                        (893)               --               (893)
Charge-offs                                                                        37,416             6,593             44,009
  Less loan recoveries                                                              4,885             1,305              6,190
------------------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                                                32,531             5,288             37,819
------------------------------------------------------------------------------------------------------------------------------
Balance on September 30, 1999                                                   $ 134,850           $ 4,576          $ 139,426
==============================================================================================================================

Balance on December 31, 1999                                                    $ 136,978           $ 2,625          $ 139,603
Provision for loan losses                                                          45,660             3,507             49,167
Securitization adjustment                                                          (2,173)               --             (2,173)
Charge-offs                                                                        43,185             3,798             46,983
  Less loan recoveries                                                              4,987             1,322              6,309
------------------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                                                38,198             2,476             40,674
------------------------------------------------------------------------------------------------------------------------------
BALANCE ON SEPTEMBER 30, 2000                                                   $ 142,267           $ 3,656          $ 145,923
==============================================================================================================================

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

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax,and assets for the quarterly and year to date periods ending September 30, 2000 and 1999.

                                     Regional
                                      Banking          Mortgage          Capital       Transaction
(Dollars in thousands)                 Group           Banking           Markets        Processing        Other    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
3Q00
Interest income                     $   261,409      $    75,162          $ 11,598      $  4,413         $    --    $   352,582
Interest expense                        127,672           63,579            10,643           539              --        202,433
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income                   133,737           11,583               955         3,874              --        150,149
Other revenues                           75,997          118,743            37,598        29,098            (234)       261,202
Other expenses*                         137,387          133,312            27,750        26,257           2,123        326,829
-------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                         72,347           (2,986)           10,803         6,715          (2,357)        84,522
Income taxes                             25,197          (12,335)            4,057         2,552            (896)        18,575
-------------------------------------------------------------------------------------------------------------------------------
Net income                          $    47,150      $     9,349          $  6,746      $  4,163         $(1,461)   $    65,947
===============================================================================================================================
Average assets                      $13,033,152      $ 5,237,054          $765,528      $540,145         $    --    $19,575,879
-------------------------------------------------------------------------------------------------------------------------------

3Q99
Interest income                     $   223,409      $    66,222          $  9,112      $  4,469         $    --    $   303,212
Interest expense                         94,527           52,727             8,183           448              --        155,885
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income                   128,882           13,495               929         4,021              --        147,327
Other revenues                           66,842          161,135            27,845        28,631           1,859        286,312
Other expenses*                         127,134          153,710            20,886        24,285           2,535        328,550
-------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                         68,590           20,920             7,888         8,367            (676)       105,089
Income taxes                             21,718            8,057             2,973         3,179            (256)        35,671
-------------------------------------------------------------------------------------------------------------------------------
Net income                          $    46,872      $    12,863          $  4,915      $  5,188         $  (420)   $    69,418
===============================================================================================================================
Average assets                      $12,206,651      $ 5,182,985          $749,903      $493,788         $    --    $18,633,327
-------------------------------------------------------------------------------------------------------------------------------

*Includes loan loss provision.

                                      Regional
                                      Banking          Mortgage          Capital       Transaction
(Dollars in thousands)                 Group           Banking           Markets        Processing        Other    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
YEAR TO DATE 2000
Interest income                     $   754,393      $   220,004          $ 29,229      $ 12,374         $    --    $ 1,016,000
Interest expense                        352,897          186,915            27,164         1,525              --        568,501
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income                   401,496           33,089             2,065        10,849              --        447,499
Other revenues                          206,653          359,168            81,774        85,379           1,451        734,425
Other expenses*                         402,549          403,799            64,831        76,387           6,369        953,935
-------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                        205,600          (11,542)           19,008        19,841          (4,918)       227,989
Income taxes                             69,889          (15,534)            7,070         7,540          (1,869)        67,096
-------------------------------------------------------------------------------------------------------------------------------
Net income                          $   135,711      $     3,992          $ 11,938      $ 12,301         $(3,049)   $   160,893
===============================================================================================================================
Average assets                      $12,873,594      $ 5,256,025          $683,808      $559,715         $    --    $19,373,142
-------------------------------------------------------------------------------------------------------------------------------
Year To Date 1999
Interest income                     $   646,449      $   205,725          $ 30,845      $ 13,636         $    --    $   896,655
Interest expense                        268,388          157,870            26,911         1,626              --        454,795
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income                   378,061           47,855             3,934        12,010              --        441,860
Other revenues                          183,232          508,807           102,411        70,859           1,787        867,096
Other expenses*                         374,285          507,808            77,569        59,586           6,595      1,025,843
-------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                        187,008           48,854            28,776        23,283          (4,808)       283,113
Income taxes                             62,784           19,040            10,849         8,847          (1,826)        99,694
-------------------------------------------------------------------------------------------------------------------------------
Net income                          $   124,224      $    29,814          $ 17,927      $ 14,436         $(2,982)   $   183,419
===============================================================================================================================
Average assets                      $11,887,829      $ 5,342,462          $841,211      $494,518         $    --    $18,566,020
-------------------------------------------------------------------------------------------------------------------------------

*Includes loan loss provision.

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month and nine month periods ended September 30, 2000, compared to the three month and nine month periods ended September 30, 1999. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 1999 financial statements, notes, and management's discussion and analysis is provided in the 1999 Annual Report.

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

FINANCIAL SUMMARY (COMPARISON OF THIRD QUARTER 2000 TO THIRD QUARTER 1999)

Earnings for third quarter 2000 were $66.0 million, a decline of 5 percent from last year's third quarter earnings of $69.4 million. Diluted earnings per share were $.50 in 2000, a decline of 4 percent from the $.52 earned in 1999. Basic earnings per share were $.51 in 2000, a decline of 4 percent from the $.53 earned in 1999. Return on average shareholders' equity was 20.6 percent in 2000 compared with 22.6 percent in 1999. Return on average assets was 1.34 percent in 2000 compared with 1.48 percent in 1999.

On September 30, 2000, First Tennessee ranked as one of the top 50 bank holding companies nationally in market capitalization and total assets. On September 30, 2000, total assets were $19.2 billion and shareholders' equity was $1.3 billion. On September 30, 1999, total assets were $19.1 billion and shareholders' equity was $1.2 billion.

Total revenues declined 5 percent from third quarter 1999, with a 2 percent increase in net interest income and an 8 percent decline in fee income.

NONINTEREST INCOME
------------------

Fee income provides the majority of First Tennessee's revenue. In third quarter 2000, fee income contributed approximately 64 percent to total revenues compared with approximately 66 percent for the same period in 1999. During third quarter 2000, fee income declined 8 percent to $261.5 million, down from $284.4 million in third quarter 1999. The decline in fee income was related to the mortgage banking segment which has been operating under market conditions which include a challenging interest rate environment and the continuing impact of competitive pricing within the industry. Conversely, all other sources of fee income have realized growth over the previous year, led by double-digit growth in capital markets, deposit transactions and cash management, and other income. A more detailed discussion follows.

MORTGAGE BANKING

First Horizon Home Loan Corporation, a subsidiary of FTBNA, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market while the rights to service such loans are usually retained. Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. Secondary marketing activities include gains or losses from mortgage warehouse hedging activities, product pricing decisions, gains or losses from the sale of loans into the secondary market, and the capitalized value of mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. First Horizon Home Loans employs hedging strategies intended to maintain the value of its mortgage servicing rights through changing interest rate environments. Miscellaneous income includes the net gains or losses related to rebalancing hedges of mortgage servicing rights, income from the foreclosure repurchase program and other miscellaneous items.

Mortgage banking fee income declined 27 percent to $116.4 million from $158.9 million for third quarter 1999 as shown in Table 1.

TABLE 1 - MORTGAGE BANKING

                                                Third Quarter                             Nine Months
                                         -------------------------       Growth     ------------------------        Growth
(Dollars in millions)                        2000           1999        Rate (%)        2000          1999         Rate (%)
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Loan origination fees                  $    36.1       $    38.9        (7.1)     $    96.6      $   140.9         (31.5)
  Secondary marketing activities              38.1            73.0       (47.9)          83.4          213.5         (61.0)
---------------------------------------------------------------------------------------------------------------------------
      Mortgage origination function           74.2           111.9       (33.7)         180.0          354.4         (49.2)
---------------------------------------------------------------------------------------------------------------------------
  Servicing fees                              41.5            43.4        (4.4)         119.3          126.0          (5.4)
  Sale of mortgage servicing rights           (1.1)             .2          NM           12.6            3.9         226.1
  Miscellaneous                                1.8             3.4       (46.0)          38.6           19.1         102.7
---------------------------------------------------------------------------------------------------------------------------
      Total noninterest income           $   116.4       $   158.9       (26.8)     $   350.5      $   503.4         (30.4)
===========================================================================================================================
Refinance originations                   $   632.7       $   852.5       (25.8)     $ 1,945.6      $ 6,368.8         (69.5)
Home purchase related originations         3,062.3         3,534.6       (13.4)       9,544.4        9,626.1           (.8)
---------------------------------------------------------------------------------------------------------------------------
      Mortgage loan originations         $ 3,695.0       $ 4,387.1       (15.8)     $11,490.0      $15,994.9         (28.2)
===========================================================================================================================
Servicing portfolio                      $47,326.1       $46,917.8          .9      $47,326.1      $46,917.8            .9
---------------------------------------------------------------------------------------------------------------------------

NM = not meaningful

Total origination volume, consisting of home purchase-related mortgages and refinanced mortgages, fell 16 percent to $3.7 billion in third quarter 2000 compared with $4.4 billion in the previous year. The decline in volume was due to higher interest rates, pricing competition throughout the industry, and a reduction in the number of production offices. Home purchase-related mortgage originations fell 13 percent to $3.1 billion from $3.5 billion, while refinance volume declined 26 percent to $.6 billion from $.9 billion. Fees from the mortgage origination process (loan origination fees, profits from the sale of loans and secondary marketing activities) decreased 34 percent to $74.2 million, down from $111.9 million in third quarter 1999. This decline was due primarily to less production; lower margins related to competitive pricing pressures and a shift in product mix; and a decrease in the results of hedging and other loan sale activities compared with third quarter 1999.

The mortgage servicing portfolio totaled $47.3 billion on September 30, 2000, compared to $46.9 billion on September 30, 1999. The change in the portfolio since third quarter 1999 and year-end 1999 is shown in Table 2. Mortgage servicing fees for third quarter 2000 were $41.5 million compared with $43.4 million for the same period in 1999, a decrease of 4 percent. The lower level of fees was primarily due to the 1999 classification of excess mortgage servicing rights to "interest-only" strips held in the investment securities portfolio which resulted in an increase in interest income on securities while reducing servicing fees. There were no bulk sales or purchases of servicing in third quarter 2000 or 1999.

For third quarter 2000 miscellaneous mortgage income totaled $1.8 million compared with $3.4 million in third quarter 1999. The decrease was due to losses of $2.7 million related to the de-designation of certain servicing hedges in third quarter 2000.

TABLE 2 - SERVICING PORTFOLIO

                                                                       Activity for             Activity for
                                                                     9 Months Ending           12 Months Ending
(Dollars in billions)                                               September 30, 2000        September 30, 2000
----------------------------------------------------------------------------------------------------------------
Servicing portfolio at beginning of period                                $44.6                     $46.9
  Loans added to servicing system                                          12.8                      16.3
  Servicing released originations                                          (1.5)                     (2.0)
  Bulk sales of servicing released                                         (2.1)                     (3.6)
  Principal reductions (from payments and
    payoffs received in the normal course of business)                     (3.8)                     (5.0)
----------------------------------------------------------------------------------------------------------------
Subtotal                                                                   50.0                      52.6
  Change in bulk sales of servicing not yet transferred                    (1.0)                     (5.3)
  Change in purchased servicing not yet transferred                        (1.7)                       --
----------------------------------------------------------------------------------------------------------------
Servicing portfolio at end of period                                      $47.3                     $47.3
================================================================================================================

Near term profitability of the mortgage banking segment is expected to remain under pressure due to expected seasonal declines in origination volumes, continued pressure on retail and wholesale pricing margins and the transition to a downsized operation. While the transition will continue into the fourth quarter and seasonal weakness in production will affect first quarter 2001, initiatives are underway to improve the profitability of mortgage banking next year, even with the continuation of the current pricing environment.

Refinance activity is expected to remain low as mortgage interest rates fluctuate near current levels. Excluding the effect from the reduction in production offices and short-term seasonality, home purchase-related mortgage originations should be reflective of the strength of the economy; however, current competitive pricing pressures and the overall market environment may lead to changes in product mix which may affect total margin. Actual results could differ as mortgage banking performance is affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate levels and volatility, the creditworthiness of applicants, the current and future estimated levels of prepayments, the effectiveness of hedging activities, the timing of purchases and sales of bulk servicing rights, as well as other factors referred to in the Forward-Looking Statements section of the MD&A.

CAPITAL MARKETS

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. Capital markets fee income increased 35 percent to $37.6 million during third quarter 2000, up from $27.8 million in 1999. Much of the increase in fee income was the result of new revenue initiatives. However, excluding the new initiatives, capital markets still had its highest quarterly revenues since the same period last year. As rates fell and markets stabilized in the third quarter, some investors shifted their focus to secondary market purchases of agencies and mortgage-backed securities. Capital markets has traditionally generated much of its revenues from these two product areas. Total securities bought and sold were $197.4 billion, an increase of 53 percent from $128.8 billion for the same period in 1999. Activity levels continued to grow as customers, primarily nondepository, invested principally in short-term securities. Conversely, volumes from depository customers were negatively affected as these bank customers experienced strong loan growth and limited deposit growth, which led to a reduced need for securities. Total underwritings during third quarter 2000 were $2.9 billion compared with $5.9 billion for the same period in 1999.

Going forward, capital markets anticipates a more stable interest rate environment and a continuation of the market conditions experienced in the third quarter but expects a more moderate impact on future earnings from the new revenue initiatives implemented during the quarter. Initially these new business initiatives will likely produce inconsistent revenues from quarter to quarter. With this in mind, management has paid careful attention to making a portion of the expenses associated with these businesses variable as well. While the market expectation for further increases in interest rates has waned, capital markets expects a gradual return in customers' demand for longer-term securities. Until then, capital markets' customers are likely to continue to invest in shorter-term securities. Strong loan growth will also affect depository customers if loan growth continues to exceed deposit growth. These conditions have adversely affected capital markets' ability to generate fee income resulting in declining fee income for the year 2000 compared with the levels achieved in 1999. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A.

OTHER FEE INCOME

Noninterest income from deposit transactions and cash management increased 12 percent to $30.7 million from $27.4 million for third quarter 1999 due primarily to increased cash management fees, returned check charges, and debit card access fees. Since third quarter 1999, trust and investment management fees grew 9 percent to $17.0 million up from $15.7 million while assets under management also grew 9 percent to $9.9 billion compared with $9.0 billion in 1999. Merchant processing fee income increased to $13.0 million from $12.9 million in third quarter 1999. This growth was affected by special assessments received from customers in third quarter 1999 which restrained the fee income growth rate to 1 percent. Merchant processing volume increased 8 percent to 35.6 million transactions processed in third quarter 2000 compared with 32.9 million transactions in third quarter 1999. Cardholder fees increased 8 percent in third quarter 2000 to $7.7 million up from $7.1 million in 1999 due to higher interchange collections.

All other income and commissions grew 13 percent to $39.1 million from $34.6 million in third quarter 1999. In 1999 a gain of $4.2 million (pre-tax) was recognized for the sale of a bank branch in Tunica, Mississippi. Excluding this transaction, other income and commissions would have increased 29 percent in 2000 with this growth being spread over several categories.

NET INTEREST INCOME
-------------------

Net interest income increased 2 percent to $150.8 million in third quarter 2000, up from $148.1 million in 1999 primarily due to a 6 percent increase in earning assets; the effect of which was lessened by a tightening in the spread between yields on earning assets and rates paid on interest-bearing liabilities. The consolidated net interest spread for third quarter 2000 was 3.04 percent compared with 3.30 percent for 1999. Rising interest rates reduced the impact of the narrowing in net interest spread by increasing the benefit from interest free funding. The consolidated net interest margin (margin) decreased to 3.68 percent for third quarter 2000 compared with 3.82 percent in third quarter 1999. Strong loan growth and the change in loan mix compared with third quarter 1999 helped mitigate higher funding costs in the regional banking group. Table 3 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the third quarters of 2000 and 1999.

TABLE 3 - NET INTEREST MARGIN

                                                                              Third Quarter
                                                                        ------------------------
                                                                         2000              1999
------------------------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                                              8.63%             7.98%
   Rates paid on interest-bearing liabilities                            4.95              3.90
------------------------------------------------------------------------------------------------
     Net interest spread                                                 3.68              4.08
------------------------------------------------------------------------------------------------
   Effect of interest-free sources                                        .97               .74
   Loan fees                                                              .14               .15
   FRB interest and penalties                                             .01                --
------------------------------------------------------------------------------------------------
     Net interest margin - Regional banking group                        4.80%             4.97%
MORTGAGE BANKING                                                         (.97)            (1.00)
CAPITAL MARKETS                                                          (.15)             (.17)
TRANSACTION PROCESSING                                                     --               .02
------------------------------------------------------------------------------------------------
Net interest margin                                                      3.68%             3.82%
================================================================================================

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

Going forward, based on no additional interest rate action by the Federal Reserve, First Tennessee expects the margin in the near term to remain relatively stable. However, the margin will continue to be influenced by the activity levels in the nonbanking lines of business, especially mortgage banking. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for third quarter 2000 decreased 1 percent to $310.2 million from $314.4 million for the same period in 1999. Expenses in mortgage banking and capital markets fluctuate based on the type and level of activity. Excluding mortgage banking and capital markets, total operating expense increased 5 percent.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 1 percent. The percent of change in personnel expense is affected by the level of activity and type of product sold/originated in mortgage banking and capital markets. Excluding these two business lines, total personnel expense increased 2 percent. Additional business line information related to expenses is provided in Table 4 and the discussion that follows.

TABLE 4 - OPERATING EXPENSE COMPOSITION

                                                   Third Quarter                               Nine Months
                                               --------------------       Growth         --------------------      Growth
(Dollars in millions)                            2000         1999       Rate (%)          2000         1999      Rate (%)
--------------------------------------------------------------------------------------------------------------------------
Regional banking group                         $ 120.8      $ 114.7         5.4          $ 353.4      $ 336.7         4.9
Mortgage banking                                 133.3        152.1       (12.4)           403.8        501.5       (19.5)
Capital markets                                   27.7         20.8        32.9             64.8         77.5       (16.4)
Transaction processing                            26.2         24.3         8.1             76.4         59.6        28.2
Other                                              2.2          2.5       (16.3)             6.4          6.6        (3.4)
--------------------------------------------------------------------------------------------------------------------------
  Total operating expense                      $ 310.2      $ 314.4        (1.3)         $ 904.8      $ 981.9        (7.9)
==========================================================================================================================

Mortgage banking expenses decreased 12 percent from the previous year. Personnel expense fell 9 percent to $58.6 million for third quarter 2000 from $64.6 million in 1999 due to lower activity levels. Amortization expense from hedge instruments fell 36 percent, or $5.0 million, from third quarter 1999 primarily due to the de-designation in second quarter 2000 of hedge instruments associated with the mortgage servicing rights. Amortization of capitalized mortgage servicing rights declined 6 percent to $21.3 million from $22.8 million primarily due to the classification of excess mortgage servicing rights to interest-only strips and rising interest rates which have slowed mortgage prepayments. Due to the closing and consolidation of offices over the last several quarters, occupancy expense fell 27 percent, or $2.6 million, from third quarter 1999.

Expenses for the regional banking group increased 5 percent from the previous year. Expenses in transaction processing grew 8 percent from the previous year. Capital markets experienced a 33 percent increase in expenses from third quarter of 1999 due to higher commissions and incentives recognized in third quarter 2000 which caused total personnel expense to increase 41 percent, or $6.9 million from 1999.

INCOME TAX EXPENSE
------------------

The effective tax rate for third quarter 2000 was 22.0 percent, down from 33.9 percent for third quarter 1999. This variance was primarily the result of a tax benefit related to the issuance by an affiliate of FTBNA of cumulative preferred stock mandatorily redeemable after 30 years (preferred stock) which resulted in approximately a 14 percentage point reduction in the effective tax rate for third quarter 2000.

PROVISION FOR LOAN LOSSES/ASSET QUALITY
---------------------------------------

The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. The provision for loan losses increased 18 percent to $16.5 million from $14.1 million for third quarter 1999, primarily due to a change in the loan mix related to growth in loans with higher risk/reward profiles. Additional asset quality information is provided in Table 5 - Asset Quality Information and Table 6 - Charge-off Ratios.

TABLE 5 - ASSET QUALITY INFORMATION

                                                                                                  September 30
                                                                                          ---------------------------
(Dollars in thousands)                                                                       2000              1999
---------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                       $ 41,216           $32,691
Foreclosed real estate                                                                      15,669            17,065
Other assets                                                                                    94                85
---------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                              $ 56,979           $49,841
=====================================================================================================================

Loans and leases 90 days past due                                                         $ 36,365           $24,004
Potential problem assets*                                                                 $110,651           $68,532

                                                                                                  Third Quarter
                                                                                          ---------------------------
                                                                                             2000              1999
                                                                                          ---------------------------
ALLOWANCE FOR LOAN LOSSES:
  Beginning balance at June 30                                                            $142,722          $138,595
      Provision for loan losses                                                             16,593            14,110
      Adjustment due to divestiture                                                             --              (893)
      Charge-offs                                                                          (15,574)          (14,366)
      Loan recoveries                                                                        2,182             1,980
---------------------------------------------------------------------------------------------------------------------
  Ending balance on September 30                                                          $145,923          $139,426
=====================================================================================================================

                                                                                                  September 30
                                                                                          ---------------------------
                                                                                              2000              1999
                                                                                          ---------------------------
Allowance to total loans                                                                      1.44%             1.56%
Nonperforming loans to total loans                                                             .41               .37
Nonperforming assets to total loans, foreclosed real estate and other assets                   .56               .56
Allowance to nonperforming assets                                                              256               280
---------------------------------------------------------------------------------------------------------------------

* Includes loans and leases 90 days past due.

An analytical model is used based on historical loss experience, current trends, and reasonably foreseeable events to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.44 percent on September 30, 2000 down from 1.56 percent on September 30, 1999.

The ratio of net charge-offs to average loans decreased to .53 percent for third quarter 2000 from .56 percent for third quarter 1999. This decrease was primarily due to lower commercial loan net charge-offs ($.1 million in 2000 compared with $1.1 million in 1999). The credit card receivables charge-off ratio increased to 4.39 percent for third quarter 2000 from 3.55 percent for third quarter 1999.

The ratio of nonperforming loans to total loans increased to .41 percent for third quarter 2000 compared with .37 percent for the same period in 1999. On September 30, 2000, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

TABLE 6 - CHARGE-OFF RATIOS

                                                                                                      Third Quarter
                                                                                                 ----------------------
                                                                                                   2000           1999
-----------------------------------------------------------------------------------------------------------------------
Commercial and commercial real estate                                                               .01%           .10%
Consumer                                                                                            .77            .74
Credit card receivables                                                                            4.39           3.55
Permanent mortgage                                                                                  .28            .46
Total net charge-offs                                                                               .53            .56
-----------------------------------------------------------------------------------------------------------------------

Going forward, asset quality ratios will be affected by loan sales, other balance sheet strategies and shifts in loan mix to and from products with higher risk/return profiles. Asset quality levels are likely to increase from the historically low levels achieved in recent periods as the growth in the economy begins to slow. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A.

BALANCE SHEET REVIEW

EARNING ASSETS
--------------

Earning assets, consisting primarily of loans, mortgage loans held for sale and investment securities, increased 6 percent in third quarter 2000 and averaged $16.4 billion compared with $15.5 billion for third quarter 1999. The increase in earning assets was due to strong loan growth partially offset by a decrease in mortgage loans held for sale and capital markets securities inventory. On September 30, 2000, First Tennessee reported total assets of $19.2 billion compared with $19.1 billion on September 30, 1999. Average total assets grew 5 percent to $19.6 billion from $18.6 billion for third quarter 1999.

LOANS

Average loans increased 14 percent for third quarter 2000 to $10.1 billion from $8.8 billion. Average commercial loans increased 10 percent to $4.7 billion from $4.3 billion in 1999, and average consumer loans increased 16 percent to $3.6 billion from $3.0 billion. First Horizon Equity Lending, a division of FTBNA, is active in originating first and second mortgages and contributed 72 percent of the increase in consumer loans. Additional loan information is provided in Table 7 - Average Loans.

TABLE 7 - AVERAGE LOANS

                                                       Three Months Ending September 30
                                  -----------------------------------------------------------------------
                                                     PERCENT                        Percent        GROWTH
(Dollars in millions)                 2000           OF TOTAL       1999            of Total        RATE
---------------------------------------------------------------------------------------------------------
Commercial                        $ 4,731.4             47%      $ 4,304.1             49%           9.9%
Consumer                            3,550.2             35         3,048.6             35           16.4
Permanent mortgage                    622.9              6           460.2              5           35.4
Credit card receivables               546.7              6           572.8              7           (4.6)
Real estate construction              570.1              6           385.3              4           48.0
Nonaccrual                             32.0             --            32.2             --            (.6)
--------------------------------------------------------------------------------------------
Total loans, net of unearned      $10,053.3            100%      $ 8,803.2            100%          14.2%
============================================================================================

During second quarter 2000, approximately $190 million of indirect automobile loan receivables were securitized and sold. During 1999 certain consumer real estate loans and permanent mortgage loans were securitized with the majority of these securities being retained by subsidiaries of First Tennessee, including FTBNA. If these transactions had been included in the growth rate calculation, total average loans would have grown 13 percent, and average consumer loans would have grown 15 percent from third quarter 1999.

Average permanent mortgage loans increased 35 percent to $.6 billion from $.5 billion and average real estate construction loans increased 48 percent to $.6 billion from $.4 billion. Growth in both of these loan categories came primarily from mortgage banking activities.

MORTGAGE LOANS HELD FOR SALE/INVESTMENT SECURITIES

The decline in mortgage originations led to an 11 percent decrease in mortgage loans held for sale to $2.7 billion for third quarter 2000 compared with $3.0 billion in 1999. Average investment securities remained relatively flat with last year and averaged $2.8 billion in third quarter 2000.

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

Since third quarter 1999, average core deposits declined 2 percent to $8.9 billion from $9.1 billion while interest-bearing core deposits declined 5 percent to $5.9 billion from $6.2 billion as customers shifted their investments from traditional deposit products to off-balance sheet investment products such as mutual funds. Noninterest-bearing deposits increased 4 percent to $3.0 billion from $2.9 billion over this period. Short-term purchased funds were up 15 percent to $8.2 billion compared with $7.1 billion for the previous year and were primarily used to fund growth in loans.

CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities) on September 30, 2000, was $1.4 billion, up 5 percent from $1.3 billion on September 30, 1999. Shareholders' equity (excluding the qualifying capital securities) was $1.3 billion on September 30, 2000, an increase of 5 percent from $1.2 billion on September 30, 1999.

Average shareholders' equity increased 5 percent for third quarter 2000 to $1.3 billion from $1.2 billion for 1999, reflecting internal capital generation. The average total capital to average assets ratio was 7.01 percent and the average shareholders' equity to average assets ratio was 6.50 percent for third quarter 2000. This compares with 7.07 percent and 6.53 percent, respectively, for third quarter 1999.

On September 30, 2000, the corporation's Tier 1 capital ratio was 8.10 percent, the total capital ratio was 11.07 percent and the leverage ratio was 6.41 percent. On September 30, 2000, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions. The initial sale of preferred stock by an affiliate of FTBNA, which occurred early in the fourth quarter of 2000, resulted in approximately an additional $33 million of regulatory capital.

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

TABLE 8 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS ON SEPTEMBER 30, 2000

(Dollars in millions)                                                                                       Notional Value
--------------------------------------------------------------------------------------------------------------------------
LENDING            Commitments to extend credit:
RELATED:              Consumer credit card lines                                                            $ 2,162.5
                      Consumer home equity                                                                      712.6
                      Commercial real estate and construction and land development                              951.6
                      Mortgage banking                                                                          840.9
                      Other                                                                                   1,537.5
                   Other commitments:
                      Standby letters of credit                                                                 311.8
                      Other                                                                                     215.0
--------------------------------------------------------------------------------------------------------------------------
MORTGAGE           Mortgage pipeline and warehouse hedging:
BANKING:              Interest rate contracts:
                          Forward contracts - commitments to sell                                           $ 2,242.2
                          Caps - purchased*                                                                   1,900.0
                   Servicing portfolio hedging:
                      Interest rate contracts*:
                          Forward contracts - purchased                                                         600.0
                          Caps - purchased                                                                      500.0
                          Floors - purchased                                                                 13,750.0
                          Swaptions - purchased                                                               1,200.0
                          Swaps                                                                                 975.0
                          Principal only swaps                                                                  144.9
                   Interest rate floors - purchased                                                           7,025.0
--------------------------------------------------------------------------------------------------------------------------
INTEREST              Interest rate contracts:
RATE RISK                 Swaps - receive fixed/pay floating                                                $   200.0
MANAGEMENT:               Swaps - receive floating/pay floating                                                 200.0
                          Caps - purchased                                                                       20.0
                          Caps - written                                                                         20.0
                      Equity contracts:
                          Purchased options                                                                       1.9
--------------------------------------------------------------------------------------------------------------------------
CAPITAL               Forward contracts:
MARKETS:                  Commitments to buy                                                                $ 1,377.1
                          Commitments to sell                                                                 1,475.3
                      Option contracts:
                          Purchased                                                                             390.0
                          Written                                                                               390.0
                      Swaps:
                          Purchased                                                                              61.5
                          Written                                                                                61.5
--------------------------------------------------------------------------------------------------------------------------

* Mortgage banking contracts had a net book value of $162.0 million on September 30, 2000.

FINANCIAL SUMMARY (COMPARISON OF FIRST NINE MONTHS OF 2000 TO FIRST NINE MONTHS OF 1999)

Earnings for the first nine months of 2000 were $160.9 million, a decline of 12 percent from last year's $183.4 million. Diluted earnings per share were $1.22 in 2000, a decline of 11 percent from the $1.37 earned in 1999. Basic earnings per share were $1.24 in 2000 and $1.41 in 1999. Return on average shareholders' equity was 17.0 percent in 2000 compared with a return of 20.9 percent in 1999. Return on average assets was 1.11 percent in 2000 compared with 1.32 percent in 1999.

Total revenue declined 10 percent with a 15 percent decline in fee income and a 1 percent increase in net interest income. Fee income contributed 62 percent to total revenue in 2000 compared with 66 percent in 1999.

INCOME STATEMENT REVIEW
-----------------------

Noninterest income, excluding securities gains and losses, declined 15 percent to $733.0 million from $865.3 million for the same period last year. Fee income represented 62 percent of total revenues during the first nine months of 2000 and 66 percent for the same period in 1999. Mortgage banking fee income declined 30 percent to $350.5 million for the first nine months of 2000, down from $503.4 million in 1999. The reasons for the year-to-date trends in origination and servicing fees are similar to the quarterly trend information. Miscellaneous mortgage fee income increased 103 percent from 1999, primarily due to the second quarter sale of the HomeBanc Mortgage division that resulted in a $40.9 million pre-tax gain. Fees from the sale of mortgage servicing increased 226 percent in 2000 due to bulk sales of servicing of approximately $3.7 billion in 2000 (principally in first quarter) compared with bulk sales of approximately $1.9 billion in second quarter 1999. See Table 1 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets for the nine month period decreased 21 percent to $80.9 million from $102.4 million in 1999 due to the negative impact of rising interest rates and lack of liquidity in the financial services during the first half of 2000. For the first nine months of 2000, fee income in deposit transactions and cash management grew 12 percent to $86.8 million from $77.2 million. Trust services and investment management fees increased 9 percent to $49.1 million from $45.1 million for the nine month period. The reasons for the year-to-date trends in these two categories were similar to the quarterly trend information already discussed. Merchant processing fees decreased 4 percent to $36.3 million from $37.8 million due to special assessments received in 1999, while cardholder fees increased 20 percent to $21.7 million from $18.1 million due to higher interchange collections and price increases. All other income and commissions grew 32 percent to $107.7 million from $81.3 million. Growth in this category was positively affected in 2000 by the revenues generated from the remittance processing operation acquired June 1999 from National Processing Co. (NPC). Excluding NPC, the growth in other income and commissions would have been 24 percent for the first nine months of 2000. The remaining growth was spread over several categories, including First Tennessee's investment in company-owned life insurance, other service charges and fees related to the reinsurance program.

Net interest income increased 1 percent in 2000 to $449.4 million from $444.1 million for the first nine months of 1999, while earning assets increased 3 percent to $16.1 billion from $15.6 billion over the same period. Year-to-date consolidated margin declined in 2000 to 3.72 percent from 3.80 percent in 1999. In the regional banking group the year-to-date margin declined to 4.86 percent from 4.95 percent in 1999. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Noninterest expense decreased 8 percent for the first nine months of 2000 to $904.8 million from $981.9 million in 1999. See Table 4 - Operating Expense Composition for a breakdown of total expenses by business line. Mortgage banking expenses declined 19 percent for the first nine months of 2000 as compared to the same period in 1999 to $403.8 million from $501.5 million. During this period, amortization of capitalized mortgage servicing rights decreased 31 percent to $57.7 million from $83.6 million. Capital markets expenses declined 16 percent over this same period to $64.8 million from $77.5 million. Expense growth for mortgage banking and capital markets varies with the volume and type of activity. The regional banking group experienced moderate expense growth of 5 percent from the previous year. Transaction processing expenses grew 28 percent for the nine month period primarily due to the acquisition of NPC. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed. The provision for loan losses increased 12 percent to $49.1 million from $43.9 million for the previous year. The increase reflects the change in inherent risk caused by loan mix, loss experience and current trends.

BALANCE SHEET REVIEW
--------------------

Average total assets grew 4 percent to $19.4 billion from $18.6 billion and average loans grew 13 percent to $9.8 billion from $8.7 billion for the first nine months of 1999. Average commercial loans increased 9 percent to $4.6 billion from $4.2 billion, average consumer loans grew 15 percent to $3.5 billion from $3.0 billion and average credit card receivables fell 2 percent while averaging $.6 billion for the first nine months of 2000. The permanent mortgage portfolio increased 31 percent to $.6 billion from $.4 billion and real estate construction loans increased 42 percent to $.5 billion from $.4 billion primarily from mortgage banking activities. Average investment securities increased 9 percent in the first nine months of 2000 to $2.9 billion from $2.6 billion in 1999. The decline in mortgage originations led to a 22 percent decrease in mortgage loans held for sale to $2.6 billion from $3.4 billion in 1999.

For the first nine months of 2000, average core deposits decreased 3 percent to $8.9 billion from $9.2 billion and interest-bearing core deposits decreased 4 percent to $6.1 billion from $6.3 billion. Noninterest-bearing deposits increased 1 percent in 2000 to $2.9 billion from $2.8 billion in 1999. Short-term purchased funds increased 14 percent to $8.0 billion from $7.0 billion for the nine month period.

OTHER
-----

SUBSEQUENT EVENTS AND OTHER FORWARD-LOOKING INFORMATION

As a part of First Tennessee's efforts to enhance growth and business mix, several slower growing businesses have been or are being considered for divestiture. To date these efforts have resulted in the divestiture of corporate and municipal trust which was acquired by The Chase Manhattan Bank on October 18, 2000, and resulted in a fourth quarter pre-tax gain of approximately $33 million. First Tennessee estimates that divestiture of this and other businesses could result in gains of approximately $100 million in the fourth quarter. First Tennessee will also proceed with various revenue and expense enhancement plans, including repositioning certain mortgage banking hedges and certain components of the bank investment portfolio. The total cost of these plans is estimated to be approximately $85 million in the fourth quarter. The implementation of these initiatives could impact future trends in various performance ratios (i.e. earnings, margin, or asset quality). The net result of implementing these potential divestitures and revenue and expense enhancements is not expected to have a significant impact on current market estimates for First Tennessee's fourth quarter 2000 earnings. These initiatives along with the recently adopted strategic plans should position First Tennessee to meet or exceed earnings expectations in 2001. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A.

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

SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. First Tennessee will adopt SFAS 133 on January 1, 2001. In Note 23 - Financial Instruments with Off-Balance Sheet Risk presented in the 1999 Form 10-K, the Mortgage Banking and Interest Rate Risk Management sections present the year-end book values and fair values of freestanding derivative instruments that would be required to be recognized in First Tennessee's balance sheet as assets or liabilities at their fair value. Management has not yet finalized the effects SFAS 133 may have on its financial statements including the offsetting gains or losses that may be recognized on hedged assets, liabilities and firm commitments. However, if plans to reposition certain mortgage banking hedges (see revenue and expense enhancement plans in the Subsequent Events and Other Forward-Looking Information section) at an after-tax cost estimated to be between $35 million and $40 million had been completed at September 30, 2000, it is estimated that the impact of adopting SFAS 133 at September 30, 2000, would have resulted in an estimated net transition adjustment of between $0 and $5 million in after-tax loss. Changes in the fair value of existing and future freestanding derivative instruments, hedged assets, liabilities and firm commitments, changes in the book value, including normal amortization, of these instruments and hedged assets and liabilities could have a substantial impact on the amount of the one-time accounting adjustment and its impact on net income. In addition, management is in the process of evaluating the methods and instruments currently used in hedging market exposure, and changes in hedging practices could also significantly influence the impact of adopting SFAS 133. The impact of adopting SFAS 133 could be material at the adoption date and could be substantially different than the estimate described above. SFAS 133 could also increase the volatility of earnings and other comprehensive income in the future. The actual result of the adoption of SFAS 133 could also be affected by interest rate movements, ability of management to execute its business strategies, various actions management may take to reduce the impact of SFAS 133, ongoing interpretation and amendment activity by the FASB related to SFAS 133, and other factors, including those presented in the Forward-Looking Statements section at the beginning of the MD&A.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------
The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis included as Item 2 of Part I of this report and to Notes 1 and 23 of the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" Subsection of the Management's Discussion and Analysis section contained in the Corporation's 1999 Annual Report to Shareholders.

                                    Part II.

                                OTHER INFORMATION

Items 1, 2, 3, 4 and 5.
-----------------------
As of the end of the third quarter, 2000, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.



Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------
(a)      Exhibits.

Exhibit No.       Description
-----------       -----------

     4 Instruments defining the rights of security holders, including indentures.*


    27            Financial Data Schedule (for SEC use only).

[FN]
* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(b)      Reports on Form 8-K.

A report on Form 8-K was filed on July 19, 2000 (with a Date of Report of July 18, 2000) disclosing under Item 5 a press release, announcing earnings for the quarter ended June 30, 2000, and the earnings outlook for 2000.

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





DATE:       11/13/00                           By: /s/ Elbert L. Thomas Jr.
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