Form 10-K
period 2000-12-31
FIRST TENNESSEE NATIONAL CORP
filed 2001-03-28
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                     - or -
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the Transition period from __________ to__________

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

        Registrant's telephone number, including Area Code: 901-523-4444

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

                           [X]   YES        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                             -------

At February 23, 2001, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $3.9 billion.

At February 23, 2001, the registrant had 128,190,138 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/17/01 - Parts I, II, III and IV.

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and elected, effective March 13, 2000, to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act. See "Supervision and Regulation - Financial Modernization Legislation" below. At December 31, 2000, the Corporation had total assets of $18.6 billion and ranked second in terms of total assets among Tennessee-headquartered bank holding companies and ranked 46th nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services. The Corporation is engaged in the commercial banking business. Significant operations are also conducted in the mortgage banking, capital markets, and transaction processing divisions, which are described in more detail in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements. During 2000 approximately 64% of revenues were provided by fee income and approximately 36% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allow coordination of selected policies and activities.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 2000 it generated gross revenue (net interest income plus noninterest income) of approximately $1.6 billion and contributed 98% of consolidated net income from continuing operations. At December 31, 2000, the Bank had $17.6 billion in total assets, $11.5 billion in total deposits, and $11.4 billion in net loans. Within the State of Tennessee at December 31, 2000, the Bank ranked second in terms of total assets and ranked first in deposit market share in four of the state's five metropolitan regions. Nationally, it ranked 49th among banks in terms of total assets as of September 30, 2000. On December 31, 2000, the Corporation's subsidiary banks had 432 banking locations (190 financial centers and 242 free-standing ATMs) in 23 Tennessee counties, including all of the major metropolitan areas of the state, 20 banking locations (including 13 free-standing ATMs) in Mississippi and 8 banking locations (including 4 free-standing ATMs) in Arkansas, and consumer finance offices in 10 states nationwide. First Horizon Home Loan Corporation, a subsidiary of the Bank, and its affiliates, at December 31, 2000, provided mortgage banking services through approximately 136 offices in 31 states and ranked in the top 20 nationally in retail mortgage loan originations and mortgage loan servicing. First Tennessee Capital Markets, a division of the Bank, had at December 31, 2000, offices in 6 states and ranked as one of the leading underwriters of U.S. agency debt.

         The Corporation provides the following services through its subsidiaries:

         -        general banking services for consumers, businesses, financial institutions, and governments
         -        mortgage banking services

         -        capital markets--primarily sales and underwriting of
                    bank-eligible securities and securities eligible for underwriting by financial subsidiaries, mortgage loans and advisory services, and equity research.
         -        transaction processing - credit card merchant processing,
                    nationwide check clearing services, and remittance processing
         -        trust, fiduciary, and agency services
         -        credit card products
         -        discount brokerage and brokerage
         -        venture capital
         -        equipment finance
         -        investment and financial advisory services, including
                    investment advisor to First Funds, a family of mutual funds
         -        mutual fund sales as agent
         -        insurance sales as agent
         -        check processing software and systems
         -        private mortgage reinsurance
         -        consumer finance lending

                  An element of the Corporation's business strategy is to seek acquisitions and consider divestitures that would enhance long-term shareholder value. The Corporation has a department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements contained in an Appendix to the Corporation's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders scheduled for April 17, 2001 (herein referred to, including such Appendix, as the "2001 Proxy Statement"), which note is incorporated herein by reference.

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The Capital Markets division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer with offices in Memphis and Nashville, Tennessee; Mobile, Alabama; Chicago, Illinois; Overland Park, Kansas; Dallas, Texas; and New York, New York. The subsidiary banks are supervised and regulated as described below. Highland Capital Management Corp. and Martin and Company, Inc., are registered with the SEC as investment advisers. First Tennessee Brokerage, Inc. is registered as an investment adviser in Tennessee, Texas and Virginia. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. and First Tennessee Securities Corporation are registered as broker-dealers with the SEC and all states in which registration is required. First Horizon Home Loan Corporation is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller as well as various state regulators. First Tennessee Insurance Services ("FTIS"), a department of the Bank with offices in Dandridge, Tennessee, is licensed in all states in which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a monoline insurance company. FT Insurance Corporation is licensed as an insurance agency in Alabama. First Horizon Insurance Services, Inc. is licensed as an insurance agency in all states in which licensing is required. First Tennessee Brokerage is licensed as an insurance agency in the states where licensing is required for the sale of annuity products. First Tennessee Securities Corporation and First Horizon Insurance Services, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act.

         Expenditures for research and development activities were not material for the years 1998, 1999 or 2000.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 2000, the Corporation and its subsidiaries had 9,445 full-time-equivalent employees, not including contract labor for certain services.

         For additional information on the business of the Corporation, refer to the Management's Discussion and Analysis and Glossary sections contained in the 2001 Proxy Statement, which sections are incorporated herein by reference.

Supervision and Regulation.

         The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and to companies engaged in securities and insurance activities and provides certain specific information about the Corporation. The bank regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Funds and not for the protection of security holders. In addition, certain activities of the Corporation and its subsidiaries are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission and the state insurance departments of the states in which they operate. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Corporation.

         General

         The Corporation is a bank holding company and financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA") and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Corporation is subject to the regulation and supervision of and examination by the Federal Reserve under the BHCA. The Corporation is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.

         Under the BHCA, prior to March 13, 2000, bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve, and the BHCA also generally limited the types of activities in which a bank holding company and its subsidiaries could engage to banking and activities found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Since March 13, 2000, eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are "financial in nature"generally without the prior approval of the Federal Reserve. See "-Financial Modernization Legislation" below.

         In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer's principal state of operations without regard to whether the transaction is prohibited under state law. See " --Interstate Banking and Branching Legislation."

Effective September 29, 1995, the Tennessee Bank Structure Act of
1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2000, the Corporation estimates that it held approximately 17% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also "- Interstate Banking and Branching Legislation" below.

         The Corporation's subsidiary banks (the "Subsidiary Banks") are subject to supervision and examination by applicable federal and state banking agencies. The Bank and First National Bank of Springdale, Springdale, Arkansas, are national banking associations subject to regulation and supervision by the Comptroller as their primary federal regulator. The remaining Subsidiary Banks are Cleveland Bank and Trust Company ("Cleveland"), Cleveland, Tennessee, and Peoples and Union Bank ("PUB"), Lewisburg, Tennessee, which are Tennessee state-chartered banks, and Peoples Bank, Senatobia, Mississippi, which is a Mississippi state-chartered bank, none of which is a member of the Federal Reserve System, and therefore each is subject to the regulations of and supervision by the Federal Deposit Insurance Corporation (the "FDIC") as well as state banking authorities. Cleveland and the Bank have entered into an agreement pursuant to which Cleveland will merge with and into the Bank during 2001. The Corporation and PUB have entered into an agreement with a nonaffiliate pursuant to which it will acquire PUB by merging PUB with and into the nonaffiliate during 2001, subject to regulatory and other customary approvals. In addition, all of the Subsidiary Banks are insured by, and subject to regulation by, the FDIC. The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

         At December 31, 2000, under dividend restrictions imposed under applicable federal and state laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $334.5 million. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation's total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving.

         The payment of dividends by the Corporation and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants.

         Transactions with Affiliates

         There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Subsidiary Banks) can borrow or otherwise obtain credit from the Subsidiary Banks. There are also legal restrictions on the Subsidiary Banks' purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, a Subsidiary Bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, a Subsidiary Bank (including for purposes of this paragraph all subsidiaries of such Subsidiary Bank) may not extend credit to the Corporation or to any other affiliate (other than another Subsidiary Bank and certain exempted affiliates) in an amount which exceeds 10% of the Subsidiary Bank's capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Subsidiary Banks to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between a Subsidiary Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such Subsidiary Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Capital Adequacy

         The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2000, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 8.90% and 12.11%, respectively.


         The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities for banks with relatively large trading activities. Institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The amount of the Corporation's trading activities does not presently require an allocation of capital.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 2000 was 6.98%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller or the FDIC, as the case may be. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 2000. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See "--Prompt Corrective Action."
         On February 17, 2000, the federal banking regulators proposed for comment regulations previously released on November 5, 1997. This proposal would 1) assign a risk-based charge to positions in securitized transactions according to the relative credit risk of those positions, as measured by credit ratings received from nationally recognized rating agencies, 2) treat recourse obligations and direct credit substitutes more consistently under risk-based capital rules, 3) define "recourse" and revise the definition of "direct credit substitute" ("recourse" is defined as any retained risk of loss associated with any transferred asset that exceeds a pro rata share of the bank's or bank holding company's remaining claim on the asset, if any, and "direct credit substitute" is defined as any assumed risk of loss associated with any asset or other claim that exceeds the bank's or bank holding company's pro rata share of the asset or claim, if any), 4) permit the limited use of an institution's internal risk-rating system and other alternative approaches in determining the risk-based capital requirement for unrated direct credit substitutes associated with asset-backed commercial paper programs and other structured finance programs, and 5) require banking organizations to hold additional risk-based capital against risks presented by the early amortization feature of revolving asset securitization. The proposal was subject to an industry comment period that ended June 7, 2000. The Corporation can not predict at this time the effect adoption of this proposal would have on the financial condition or results of operations of the Bank or the Corporation.

         On January 16, 2001, the Basel Committee proposed its second draft of a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank's capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee is also proposing an explicit capital charge for operational risk to provide for problems like internal systems failure.

         The supervisory review aspect of the new framework would seek to ensure that a bank's capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank's capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank's capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy.

         The Basel Committee intends to finalize its new capital adequacy framework by the end of 2001. Federal regulators have asked banks to examine the newly proposed capital rules to determine whether their complexity and regulatory burden would outweigh the benefits of their increased rate sensitivity. It is envisioned that some form of the new capital guidelines would be drafted into national rules which could take another two years to be implemented. The Corporation cannot predict at this time whether the new capital adequacy framework will be adopted or in what form, or the effect it would have on the financial condition or results of operations of the Bank or the Corporation.

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

         The Corporation believes that at December 31, 2000 all of the Subsidiary Banks had sufficient capital to qualify as "well capitalized" under the regulatory capital requirements discussed above.



         Interstate Banking and Branching Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. Tennessee did not opt out of interstate branching. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. Tennessee did not enact such a law. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Tennessee does not permit de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

         Financial Modernization Legislation

         The Gramm-Leach-Bliley Act was enacted into law on November 12, 1999. The Act repeals or modifies a number of significant provisions of current laws, including the Glass-Steagall Act and the

Bank Holding Company Act of 1956, which impose restrictions on banking organizations' ability to engage in certain types of activities. The Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a "financial holding company." To qualify a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. The Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements: (1) the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities, (2) the national bank and its depository institution affiliates must each be well-capitalized and well-managed, (3) the aggregate consolidated total assets of all of the national bank's financial subsidiaries must not exceed 45% of the national bank's consolidated total assets or, if less, $50 billion, (4) the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary, and (5) if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories (or if in the second fifty largest banks, an alternative requirement is that the national bank has a current long-term issuer credit rating within the three highest investment grade rating categories). No new financial activity may be commenced under the Act unless the national bank and all of its depository institution affiliates have at least "satisfactory" CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the Act contains a number of other provisions that may affect the Bank's operations, including functional regulation of the Bank's securities and investment management operations by the SEC and the Bank's insurance operations by the States and limitations on the use and disclosure to third parties of customer information. The Act generally became effective March 11, 2000, although certain provisions take effect later, such as functional regulation (May 12, 2001), and compliance with privacy regulations is required by July 1, 2001. The Corporation has elected to become a financial holding company and currently, the Bank has two financial subsidiaries. The Corporation cannot predict at this time the potential effect that the Act will have on its business and operations, although the Corporation expects that the general effect of the Act will be to increase competition in the financial services industry generally.



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

         Securities Regulation

         Certain of the Corporation's subsidiaries are subject to various securities laws and regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate.

         The Corporation's registered broker-dealer subsidiaries are subject to the SEC's net capital rule, Rule 15c3-1. That rule requires the maintenance of minimum net capital and limits the ability of the broker-dealer to transfer large amounts of capital to a parent company or affiliate. Compliance with the rule could limit operations that require intensive use of capital, such as underwriting and trading.

         Certain of the Corporation's subsidiaries are registered investment advisers who are regulated under the Investment Advisers Act of 1940. These subsidiaries, among other activities, provide investment advice to investment companies regulated under the Investment Company Act of 1940. Advisory contracts with these investment companies automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained. Subsidiaries of the Corporation are subject to certain restrictions in their dealings with investment companies advised by a subsidiary of the Corporation.



         Insurance Activities

         Subsidiaries of the Corporation sell various types of insurance as agent in a number of the states. Insurance activities are subject to regulation by the states in which such business is transacted. Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing and marketing and sales practices.

Competition.

         The Corporation and its subsidiaries face substantial competition in all aspects of the businesses in which they engage from national and state banks located in Tennessee and large out-of-state banks as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market mutual funds, insurance companies, securities firms, mortgage banking companies and others. For certain information on the competitive position of the Corporation and the Bank, refer to page 2. Also, refer to the subsections entitled "Supervision and Regulation" and "Effect of Governmental Policies," both of which are relevant to an analysis of the Corporation's competitors. Due to the intense competition in the financial industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.



Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsection entitled "Deposits, Other Sources of Funds, and Liquidity Management," contained in the 2001 Proxy Statement, which sections are incorporated herein by reference.

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

         Various bills are from the time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies which could affect the business of the Corporation and its subsidiaries. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 2001 Proxy Statement; certain information not contained in the 2001 Proxy Statement, but required by Guide 3, is contained in the tables immediately following:

                      FIRST TENNESSEE NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                               AS OF DECEMBER 31
                                  (Unaudited)


INVESTMENT PORTFOLIO
(Dollars in thousands)                         2000              1999              1998
-------------------------------------------------------------------------------------------
Mortgage-backed securities &
     collateralized mortgage
     obligations                            $2,303,079       $ 2,579,259        $2,068,529
U.S. Treasury and other
     U. S. government agencies                 143,152           165,477           151,215
States and political subdivisions               55,976            41,603            60,807
Other                                          336,849           314,953           145,738
                                            ----------       -----------        ----------
                         Total              $2,839,056       $ 3,101,292        $2,426,289
                                            ==========       ===========        ==========


LOAN PORTFOLIO
(Dollars in thousands)                         2000               1999              1998             1997              1996
------------------------------------------------------------------------------------------------------------------------------
Commercial:
     Commercial, financial and
         industrial                         $3,964,396       $ 3,660,642        $3,460,215       $3,103,563        $2,866,882
     Real estate commercial                    946,903           776,553           667,674          673,046           663,855
     Real estate construction                  415,713           353,659           303,759          360,187           277,124
Retail:
     Real estate residential                 3,573,260         2,814,249         2,476,355        2,641,707         2,396,666
     Real estate construction                  179,515           132,740            73,115           45,148            21,528
     Consumer                                  840,228         1,018,110           981,479          906,248           937,345
     Credit card receivables                   319,435           607,205           594,467          581,451           564,803
                                            ----------       -----------        ----------       ----------        ----------
                         Total             $10,239,450       $ 9,363,158        $8,557,064       $8,311,350        $7,728,203
                                           ===========       ===========        ==========       ==========        ==========


SHORT-TERM BORROWINGS
(Dollars in thousands)                         2000              1999              1998
-------------------------------------------------------------------------------------------
Federal funds purchased and
     securities sold under
     agreements to repurchase               $2,981,026       $ 2,856,282        $2,912,018
Commercial paper                                19,169            16,272            23,203
Other short-term borrowings                    437,366         1,533,957         1,404,071
                                            ----------       -----------        ----------
                         Total              $3,437,561       $ 4,406,511        $4,339,292
                                            ==========       ===========        ==========

FOREIGN OUTSTANDINGS AT DECEMBER 31


                                                     2000                       1999                     1998
                                              -------------------        -------------------       ----------------
                                                          % TOTAL                    % Total                % Total
(Dollars in thousands)                        AMOUNT       ASSETS        Amount       Assets       Amount    Assets
-------------------------------------------------------------------------------------------------------------------
BY COUNTRY:
Israel                                        $ 1,062       .01%         $ 1,061       .01%        $ 1,313      .01%
Canada                                            790       .01              370        --             433       --
Taiwan                                            556        --              759       .01             161       --
Saudi Arabia                                      151        --               33        --             570       --
Switzerland                                         3        --                9        --              14       --
Denmark                                            --        --               --        --           6,000      .03
All other                                         599        --              632        --             702      .01
-------------------------------------------------------------------------------------------------------------------
Total                                         $ 3,161       .02%         $ 2,864       .02%        $ 9,193      .05%
===================================================================================================================
BY TYPE:
Loans:
  Banks and other financial institutions      $ 1,721       .01%         $ 1,174       .01%        $ 7,971      .04%
  Governments and other institutions            1,000       .01            1,000       .01           1,000      .01
-------------------------------------------------------------------------------------------------------------------
Total loans                                     2,721       .02            2,174       .02           8,971      .05
Customers' acceptances                            384        --              187        --              93       --
Cash                                               33        --              480        --             129       --
Accrued interest receivable                        23        --               23        --              --       --
-------------------------------------------------------------------------------------------------------------------
Total                                         $ 3,161       .02%         $ 2,864       .02%        $ 9,193      .05%
===================================================================================================================


MATURITIES OF SHORT-TERM PURCHASED FUNDS AT DECEMBER 31, 2000


                                                 0-3           3-6         6-12       Over 12
(Dollars in thousands)                          Months        Months      Months       Months         Total
-------------------------------------------------------------------------------------------------------------
Certificates of deposit
     $100,000 and more                       $ 2,547,940    $ 348,605   $ 254,159    $ 159,644    $ 3,310,348
Federal funds purchased and
     securities sold under
     agreements to repurchase                  2,981,026           --          --           --      2,981,026
Commercial paper and
     other short-term borrowings                 250,804          400     150,000       55,331        456,535
-------------------------------------------------------------------------------------------------------------
Total                                        $ 5,779,770    $ 349,005   $ 404,159    $ 214,975    $ 6,747,909
=============================================================================================================

CONTRACTUAL MATURITIES OF COMMERCIAL & REAL ESTATE CONSTRUCTION LOANS AT DECEMBER 31, 2000


                                                                         After 1 Year
(Dollars in thousands)                               Within 1 Year      Within 5 Years       After 5 Years        Total
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial and industrial                  $ 2,223,082        $ 1,469,009          $ 272,305         $ 3,964,396
Real estate commercial                                    341,043            515,823             90,037             946,903
Commercial real estate construction                       328,229             81,861              5,623             415,713
Consumer real estate construction                         178,524                494                497             179,515
---------------------------------------------------------------------------------------------------------------------------
Total                                                 $ 3,070,878        $ 2,067,187          $ 368,462         $ 5,506,527
===========================================================================================================================
For maturities over one year:
    Interest rates - floating                                              $ 919,158          $ 154,555         $ 1,073,713
    Interest rates - fixed                                                 1,148,029            213,907           1,361,936
---------------------------------------------------------------------------------------------------------------------------
Total                                                                    $ 2,067,187          $ 368,462         $ 2,435,649
===========================================================================================================================

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


                                     ITEM 4
                        SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.


                                    ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 2001. The executive officers are elected at the April meeting of the Corporation's Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.


Name and Age                          Offices and Positions - Year First Elected to Office
------------                          ----------------------------------------------------

Susan Schmidt Bies                    Executive Vice President (1985) and Auditor (1998)
Age: 53                               of the Corporation and the Bank
                                      and Risk Management Manager (1995)

J. Kenneth Glass                      President - Retail Financial Services
Age: 54                               of the Bank (1999) and the Corporation (2000)

Ralph Horn                            Chairman of the Board (1996) and Chief
Age: 59                               Executive Officer (1994) of the Corporation and
                                      the Bank and President of the Corporation (1991)
                                      and  the Bank (1993)

Harry A. Johnson, III                 Executive Vice President (1990) and
Age: 52                               General Counsel (1988) of the
                                      Corporation and the Bank

James F. Keen                         Senior Vice President
Age: 50                               and Corporate Controller of the Corporation (1988)
                                      and principal accounting officer

John C. Kelley. Jr.                   President - Business Financial Services/Memphis
Age: 57                               Financial Services of the Bank (1999) and the
                                      Corporation (2000)

Sarah L. Meyerrose                    Executive Vice President of the
Age: 45                               Corporation and the Bank and
                                      Employee Services Division Manager (1998)

John P. O'Connor, Jr.                 Executive Vice President of the Corporation
Age: 57                               (1990) and the Bank (1987) and Chief Credit
                                      Officer (1988)


Elbert L. Thomas, Jr.                 Executive Vice President (1995) and
Age: 52                               Chief Financial Officer (1995)
                                      of the Corporation and the Bank

         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Prior to April of 2000, Mr. Glass was Executive Vice President of the Corporation and prior to April of 1999, he was President - Tennessee Banking Group of the Bank. Prior to April of 2000, Mr. Kelley was Executive Vice President of the Corporation and prior to April of 1999, he was President - Memphis Banking Group of the Bank. The Personnel Division changed its name to the Employee Services Division in April of 1999. Prior to June of 1998, Ms. Meyerrose was President, Kingsport/Bristol of the Bank.


                                    PART II

                                     ITEM 5
                   MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

         (a)      Market for the Corporation's Common Stock:

         The Corporation's common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FTN. As of December 31, 2000, there were 9,333 shareholders of record of the Corporation's common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial and Operating Data Table, Note 18 to the Consolidated Financial Statements, and the "Deposits, Other Sources of Funds, and Liquidity Management" subsection of the Management's Discussion and Analysis section contained in the 2001 Proxy Statement and to the "Payment of Dividends" and "Transactions with Affiliates" subsections contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

         (b)      Sale of Unregistered Securities:

         During 2000 all sales of shares of the Corporation's common stock without registration under the Securities Act of 1933, as amended, were previously disclosed in Form 10-Q's filed during 2000.

         (c)      Description of the Corporation's Capital Stock:

         Authorized Capital Stock. The authorized capital stock of the Corporation currently consists of 5,000,000 shares of preferred stock, without par value ("preferred stock"), which may be issued from time to time by resolution of the Corporation's Board of Directors (the "Board") and 400,000,000 shares of common stock, $0.625 par value (the "common stock"). As of December 31, 2000 there were 128,744,573 shares of common stock and no shares of preferred stock outstanding. As of that date, approximately 32.9 million shares of common stock were reserved for issuance under various employee stock plans and the Corporation's dividend reinvestment plan, and no shares of preferred stock were reserved for issuance. Although shares have been reserved for issuance under the employee stock plans, the plans generally permit the Corporation to repurchase shares on the open market or privately for issuance under such plans. The Board has authorized management to repurchase shares from time to time for the plans. A total of 2.5 million shares were repurchased and 1.3 million shares were issued for the plans in 2000. Pursuant to Board authority, the Corporation plans to continue to purchase shares from time to time for the plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interest of the shareholders. Also, in October 2000 the Corporation announced that the Board approved the repurchase of up to 9.5 million shares by June 30, 2002, subject to market conditions, accumulation of excess equity and prudent capital management. During 2000, no shares were repurchased pursuant to this authority. Also, the Corporation has on file with the SEC one effective shelf registration pursuant to which it may offer from time to time, at its discretion, senior or subordinated debt securities, preferred stock, including depository shares, and common stock at an aggregate initial offering price not to exceed $225 million (net of prior issuances) and another effective shelf registration pursuant to which up to $200 million of capital securities (guaranteed preferred beneficial interests in the Corporation's subordinated debentures) is available for issuance.

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

         Common Stock. The Board is authorized to issue a maximum of 400,000,000 shares of common stock. The holders of the common stock are entitled to receive, ratably, such dividends as may be declared by the Board from funds legally available therefor, provided that if any shares of preferred stock are at the time outstanding, the payment of dividends on common stock or other distributions (including purchases of common stock) may be subject to the declaration and payment of full cumulative dividends, and the absence of arrearages in any mandatory sinking fund, on outstanding shares of preferred stock. The holders of the outstanding shares of common stock are entitled to one vote for each such share on all matters presented to shareholders and are not entitled to cumulate votes for the election of directors. Upon any dissolution, liquidation or winding up of the Corporation resulting in a distribution of assets to the shareholders, the holders of common stock are entitled to receive such assets ratably according to their respective holdings after payment of all liabilities and obligations and satisfaction of the liquidation preferences of any shares of preferred stock at the time outstanding. The shares of common stock have no preemptive, redemption, subscription or conversion rights. Under the Corporation's Charter, the Board is authorized to issue authorized shares of common stock without further action by the shareholders. However, the common stock is traded on the New York Stock Exchange, Inc. which requires shareholder approval of the issuance of additional shares of common stock in certain situations. The Transfer Agent for the common stock is Wells Fargo Bank Minnesota, N.A.

         The Board is divided into three classes, which results in approximately one third of the directors being elected each year. In addition, the Charter and the Bylaws, among other things, generally give to the Board the authority to fix the number of directors on the Board and to remove directors from and fill vacancies on the Board, other than removal for cause and the filling of vacancies created thereby which are reserved to shareholders exercising at least a majority of the voting power of all outstanding voting stock of the Corporation. To change these provisions of the Bylaws, other than by action of the Board, and to amend these provisions of the Charter or to adopt any provision of the Charter inconsistent with such Bylaw provisions, would require approval by the holders of at least 80% of the voting power of all outstanding voting stock. Such classification of the Board and such other provisions of the Charter and the Bylaws may have a significant effect on the ability of the shareholders of the Corporation to change the composition of an incumbent Board or to benefit from certain transactions which are opposed by the Board.

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

         The Rights will expire on the earliest of (i) the Exchange Time (defined below), (ii) December 31, 2009, and (iii) the date on which the Rights are redeemed as described below. The Board may amend the Rights Plan in any respect prior to the Flip-in Date. The Board may, at its option, at any time prior to the close of business on the Flip-in Date, redeem all the Rights at a price of $0.001 per Right.

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


                                     ITEM 6
                            SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table in the 2001 Proxy Statement.


                                     ITEM 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables in the 2001 Proxy Statement.


                                    ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item is incorporated herein by reference to Notes 1 and 24 to the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section contained in the 2001 Proxy Statement.


                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table in the 2001 Proxy Statement.


                                     ITEM 9
                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is inapplicable.

                                    PART III

                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's 2001 Proxy Statement (excluding the Audit Committee Report, the Audit Committee Charter, and the statements regarding the independence of members of the Audit Committee). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the 2001 Proxy Statement.


                                    ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 2001 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).


                                    ITEM 12
                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is incorporated herein by reference to the "Stock Ownership Information and Table" section of the 2001 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.


                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 2001 Proxy Statement.


                                    PART IV

                                    ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Report:

         Financial Statements:

                  - Consolidated Statements of Condition as of December 31, 2000 and 1999
                  - Consolidated Statements of Income for the years ended December 31, 2000,

                           1999 and 1998
                  - Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
                  - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
                  -        Notes to the Consolidated Financial Statements
                  -        Report of Independent Public Accountants

                  The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 2001 Proxy Statement, as listed above, are incorporated herein by reference.

         Financial Statement Schedules:  Not applicable.


         Exhibits:
         ---------

                           Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

         (3)(i)            Restated Charter of the Corporation, as amended, incorporated herein by reference to Exhibit 3(i) to the Corporation's 1997 Annual Report on Form 10-K.
         (3)(ii)           Bylaws of the Corporation, as amended and restated, incorporated herein by reference to Exhibit 3(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-99.
         (4)(a)            Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National
                           Association, as Rights Agent, including as Exhibit A
                           the forms of Rights Certificate and Election to
                           Exercise and as Exhibit B the form of Articles of
                           Amendment designating Participating Preferred Stock,
                           incorporated herein by reference to Exhibits 1, 2,
                           and 3 to the Corporation's Registration Statement on
                           Form 8-A filed 10-23-98.
         (4)(b)            The Corporation and certain of its consolidated
                           subsidiaries have outstanding certain long-term
                           debt. See Note 10 in the Corporation's 2001 Proxy
                           Statement. None of such debt exceeds 10% of the
                           total assets of the Corporation and its consolidated
                           subsidiaries. Thus, copies of constituent
                           instruments defining the rights of holders of such
                           debt are not required to be included as exhibits.
                           The Corporation agrees to furnish copies of such
                           instruments to the Securities and Exchange
                           Commission upon request.
        *(10)(a)           Management Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the
                           quarter ended 9-30-99.
        *(10)(b)           2000 Employee Stock Option Plan, as amended and restated.
        *(10)(c)           1997 Employee Stock Option Plan, as amended and restated.
        *(10)(d)           1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation's  Quarterly Report on Form 10-Q for the quarter ended 3-31-99.
        *(10)(e)           1984 Stock Option Plan, as amended, 1-21-97 amendment and 10-22-97 amendment, incorporated herein by reference to Exhibit 10(e) to the Corporations 1992, 1996 and 1997
                           Annual Reports on Form 10-K.
        *(10)(f)           1990 Stock Option Plan, as amended, 1-21-97 amendment
                           and 10-22-97

                           amendment, incorporated herein by
                           reference to Exhibit 10(f) to the Corporation's 1992,
                           1996 and 1997 Annual Reports on Form 10-K, and
                           10-18-00 amendment.
         *(10)(g)          Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's 1997 Annual Report on
                           Form 10-K.
         *(10)(h)          Amendment and Restated Directors and Executives
                           Deferred Compensation Plan and form of individual
                           agreement, incorporated herein by reference to Exhibit
                           10(h) to the Corporation's 1996 Annual Report on Form 10-K.
          *(10)(i)         Amended and Restated Pension Restoration Plan, as
                           amended and restated, incorporated herein by reference
                           to Exhibit 10(i) to the Corporation's 1998 Annual
                           Report on Form 10-K.
          *(10)(j)         Director Deferral Agreements with schedule,
                           incorporated herein by reference to Exhibit 10(k) to
                           the Corporation's 1992 Annual Report on Form 10-K and
                           Exhibit 10(j) to the Corporation's 1995 Annual Report
                           on Form 10-K.
         *(10)(k)          Form of Severance Agreements dated 1-28-97,
                           incorporated herein by reference to Exhibit 10(k) to
                           the Corporation's 1996 Annual Report on Form 10-K.
         *(10)(l)          1995 Employee Stock Option Plan, as amended and restated.
         *(10)(m)          Non-Employee Directors' Deferred Compensation Stock
                           Option Plan, as amended and restated, incorporated
                           herein by reference to Exhibit 10(m) to the
                           Corporation's 1997 Annual Report on Form 10-K.
         *(10)(n)          2000 Non-Employee Directors' Deferred Compensation Stock Option Plan,
                           incorporated herein by reference to Exhibit 10(o) to the Corporation's Quarterly
                           Report on Form 10-Q for the quarter ended 9-30-99.
           (21)            Subsidiaries of the Corporation.
           (23)            Accountants' Consents
           (24)            Powers of Attorney

          (99)(a)          The Corporation's Proxy Statement furnished to
                           shareholders in connection with Annual Meeting of
                           Shareholders scheduled for April 17, 2001, including
                           Financial Information Appendix and excluding the Board
                           Compensation Committee Report, the Total Shareholder
                           Return Performance Graph, the Audit Committee Report,
                           the Audit Committee Charter, and the statements
                           regarding the independence of members of the Audit
                           Committee,filed March 15, 2001, and incorporated herein
                           by reference.
        (99)(b)            Annual Report on Form ll-K for the  Corporation's Savings Plan and Trust,
                           for fiscal year ended 12-31-00, as authorized by SEC Rule 15d-21 (to be filed as an Amendment to Form 10-K).

         (b)               No reports on Form 8-K were filed during the fourth quarter of 2000.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST TENNESSEE NATIONAL CORPORATION

Date:  March 28, 2001           By:  Elbert L. Thomas, Jr.
                                     ------------------------------------------
                                Elbert L. Thomas, Jr., Executive Vice President
                                and Chief Financial Officer

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


         Signature                                   Title                                          Date
         ---------                                   -----                                          ----

Ralph Horn*                                Chairman of the Board, President and                  March 28, 2001
--------------------------                 Chief Executive Officer (principal executive
Ralph Horn                                 officer) and a Director


Elbert L. Thomas, Jr.*                     Executive Vice President                              March 28, 2001
--------------------------                 and Chief Financial Officer
Elbert L. Thomas, Jr.                      (principal financial officer)


James F. Keen*                             Senior Vice President and                             March 28, 2001
--------------------------                 Corporate Controller (principal
James F. Keen                              accounting officer)


Robert C. Blattberg*                       Director                                              March 28, 2001
--------------------------
Robert C. Blattberg

Carlos H. Cantu*                           Director                                              March 28, 2001
--------------------------
Carlos H. Cantu

George E. Cates*                           Director                                              March 28, 2001
--------------------------
George E. Cates

J. Kenneth Glass*                          Director                                              March 28, 2001
--------------------------
J. Kenneth Glass

James A. Haslam, III*                      Director                                              March 28, 2001
--------------------------
James A. Haslam, III

John C. Kelley, Jr.*                       Director                                              March 28, 2001
--------------------------
John C. Kelley, Jr.

R. Brad Martin*                            Director                                              March 28, 2001
--------------------------
R. Brad Martin

Joseph Orgill, III*                        Director                                              March 28, 2001
--------------------------
Joseph Orgill, III

Vicki R. Palmer *                          Director                                              March 28, 2001
-------------------------
Vicki R. Palmer

Michael D. Rose*                           Director                                              March 28, 2001
--------------------------
Michael D. Rose

William B. Sansom*                         Director                                              March 28, 2001
--------------------------
William B. Sansom


*By: Clyde A. Billings, Jr.                                                                      March 28, 2001
    ---------------------------
         Clyde A. Billings, Jr.
         As Attorney-in-Fact

                                 EXHIBIT INDEX

Item No.                                             Description
--------                                             -----------

 (3)(i)                    Restated Charter of the Corporation, as amended, incorporated herein by reference to Exhibit 3(i) to the Corporation's 1997 Annual Report
                           on Form 10-K.
 (3)(ii)                   Bylaws of the Corporation, as amended and restated, incorporated herein by reference to Exhibit 3(b) to the Corporation's Quarterly
                           Report on Form 10-Q for the quarter ended 9-30-99.
 (4)(a)                    Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association,
                           as Rights Agent, including as Exhibit A the forms of Rights
                           Certificate and Election to Exercise and as Exhibit B the form of
                           Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the
                           Corporation's Registration Statement on Form 8-A filed 10-23-98.
 (4)(b)                    The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's
                           2001 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and
                           Exchange Commission upon request.
*(10)(a)                   Management Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly
                           Report on Form 10-Q for the quarter ended 9-30-99.
*(10)(b)                   2000 Employee Stock Option Plan, as amended and restated.
*(10)(c)                   1997 Employee Stock Option Plan, as amended and restated.
*(10)(d)                   1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation's
                           Quarterly Report on Form 10-Q for the quarter ended 3-31-99.
*(10)(e)                   1984 Stock Option Plan, as amended , 1-21-97 amendment, and 10-22-97 amendment, incorporated herein by reference to Exhibit 10(e) to the
                           Corporation's 1992, 1996 and 1997 Annual Reports on Form 10-K.
*(10)(f)                   1990 Stock Option Plan, as amended, 1-21-97 amendment, and 10-22-97 amendment, incorporated herein by reference to Exhibit 10(f) to the
                           Corporation's 1992, 1996 and 1997 Annual Reports on Form 10-K and
                           10-18-00 amendment.
*(10)(g)                   Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's 1997 Annual Report
                           on Form 10-K.
*(10)(h)                   Amended and Restated Directors and Executives Deferred Compensation
                           Plan and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual Report on
                           Form 10-K.
*(10)(i)                   Amended and Restated Pension Restoration Plan, as amended and restated, incorporated herein by reference to Exhibit 10(i) to the
                           Corporation's 1998 Annual Report on Form 10-K.
*(10)(j)                   Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1992 Annual Report on Form 10-K and Exhibit
                           10(j) to the Corporation's 1995 Annual Report on Form 10-K.
*(10)(k)                   Form of Severance Agreements dated 1-28-97, incorporated herein by reference to Exhibit
                           10(k) to the Corporation's 1996 Annual Report on Form 10-K.
*(10)(l)                   1995 Employee Stock Option Plan, as amended and restated.
*(10)(m)                   Non-Employee Directors Deferred Compensation Stock Option Plan, as
                           amended and restated, incorporated herein by reference to Exhibit
                           10(m) to the Corporation's 1997 Annual Report on Form 10-K.
*(10)(n)                   2000 Non-Employee Directors' Deferred Compensation Stock Option
                           Plan, incorporated herein by reference to Exhibit 10(o) to the
                           Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-00.
 (21)                      Subsidiaries of the Corporation.
 (23)                      Accountants' Consents
 (24)                      Powers of Attorney
 (99)(a)                   The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 17,
                           2001, including Financial Information Appendix and excluding the Board
                           Compensation Committee Report, the Total Shareholder Return
                           Performance Graph, the Audit Committee Report, the Audit Committee
                           Charter, and the statements regarding the independence of members of the Audit Committee, filed March 15, 2001, and incorporated herein by reference.
 (99)(b)                   Annual Report on Form ll-K for the Corporation's Savings Plan and
                           Trust, for fiscal year ended December 31, 2000, as authorized by SEC
                           Rule 15d-21 (to be filed as an amendment to Form 10-K).

* Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.