Form 10-Q
period 2001-03-31
FIRST TENNESSEE NATIONAL CORP
filed 2001-05-15
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

    (Mark one)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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

                                 (901) 523-4444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                 128,371,955
-----------------------------        ----------------------------
           Class                     Outstanding at April 30, 2001

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

CONSOLIDATED STATEMENTS OF CONDITION                                            First Tennessee National Corporation
---------------------------------------------------------------------------------------------------------------------

                                                                              March 31                  December 31
                                                                  --------------------------------      -------------
(Dollars in thousands)(Unaudited)                                     2001               2000               2000
--------------------------------------------------------------------------------------------------      -------------
ASSETS:
Cash and due from banks                                           $    752,415       $    799,641       $    838,148
Federal funds sold and securities
  purchased under agreements to resell                                  69,862            359,556            122,251
--------------------------------------------------------------------------------------------------      -------------
    Total cash and cash equivalents                                    822,277          1,159,197            960,399
--------------------------------------------------------------------------------------------------      -------------
Investment in bank time deposits                                           664                947              3,629
Trading securities                                                     559,489            351,135            253,796
Mortgage loans held for sale                                         2,526,125          2,914,024          1,735,070
Securities available for sale                                        2,077,062          2,190,683          2,200,741
Securities held to maturity (market value of
  $602,340 at March 31, 2001; $684,103 at
  March 31, 2000; and $619,728 at December 31, 2000)                   607,720            736,691            638,315
Loans, net of unearned income                                       10,407,757          9,582,450         10,239,450
  Less:  Allowance for loan losses                                     146,949            140,736            143,696
--------------------------------------------------------------------------------------------------      -------------
    Total net loans                                                 10,260,808          9,441,714         10,095,754
--------------------------------------------------------------------------------------------------      -------------
Premises and equipment, net                                            281,078            304,738            286,107
Real estate acquired by foreclosure                                     13,723             18,414             16,290
Mortgage servicing rights, net                                         683,510            800,521            743,714
Intangible assets, net                                                 132,393            132,276            121,624
Capital markets receivables and other assets                         1,351,971          2,021,235          1,499,647
--------------------------------------------------------------------------------------------------      -------------
TOTAL ASSETS                                                      $ 19,316,820       $ 20,071,575       $ 18,555,086
==================================================================================================      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Interest-bearing                                                $  9,324,541       $  9,837,514       $  9,341,603
  Noninterest-bearing                                                3,295,909          2,851,753          2,847,088
--------------------------------------------------------------------------------------------------      -------------
    Total deposits                                                  12,620,450         12,689,267         12,188,691
--------------------------------------------------------------------------------------------------      -------------
Federal funds purchased and securities
  sold under agreements to repurchase                                3,086,720          2,507,361          2,981,026
Commercial paper and other short-term borrowings                       365,478          1,465,142            456,535
Capital markets payables and other liabilities                       1,264,752          1,688,619            996,574
Term borrowings                                                        449,648            359,857            409,676
--------------------------------------------------------------------------------------------------      -------------
    Total liabilities                                               17,787,048         18,710,246         17,032,502
--------------------------------------------------------------------------------------------------      -------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                     100,000            100,000            100,000
Preferred stock of subsidiary                                           44,118                 --             38,428
--------------------------------------------------------------------------------------------------      -------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
  but unissued)                                                             --                 --                 --
Common stock - $.625 par value (shares authorized -
  400,000,000; shares issued - 127,703,874 at
  March 31, 2001; 129,920,110 at March 31, 2000;
  and 128,744,573 at December 31, 2000)                                 79,815             81,200             80,465
Capital surplus                                                         88,338            138,453            115,775
Undivided profits                                                    1,189,690          1,064,599          1,172,548
Accumulated other comprehensive income                                  26,360            (20,958)            14,598
Deferred compensation on restricted stock incentive plans               (3,667)            (5,370)            (4,183)
Deferred compensation obligation                                         5,118              3,405              4,953
--------------------------------------------------------------------------------------------------      -------------
    Total shareholders' equity                                       1,385,654          1,261,329          1,384,156
--------------------------------------------------------------------------------------------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 19,316,820       $ 20,071,575       $ 18,555,086
==================================================================================================      =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                           First Tennessee National Corporation
------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
                                                                            March 31
                                                                --------------------------------
(Dollars in thousands except per share data)(Unaudited)              2001               2000
------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                         $  226,184         $  209,371
Interest on investment securities:
  Taxable                                                              44,258             53,476
  Tax-exempt                                                              440                505
Interest on mortgage loans held for sale                               34,651             45,368
Interest on trading securities                                         13,102              5,942
Interest on other earning assets                                        2,518              4,637
------------------------------------------------------------------------------------------------
    Total interest income                                             321,153            319,299
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                               1,247              1,421
  Checking interest and money market account                           28,179             27,533
  Certificates of deposit under $100,000 and other time                32,880             30,363
  Certificates of deposit $100,000 and more                            45,282             45,295
Interest on short-term borrowings                                      54,510             63,058
Interest on term borrowings                                             7,738              6,135
------------------------------------------------------------------------------------------------
    Total interest expense                                            169,836            173,805
------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                   151,317            145,494
Provision for loan losses                                              18,989             15,497
------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   132,328            129,997
------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                      132,532             99,872
Divestitures                                                           11,434                 --
Capital markets                                                        78,810             24,364
Deposit transactions and cash management                               27,760             26,413
Trust services and investment management                               15,196             15,994
Merchant processing                                                    11,630             11,030
Cardholder fees                                                         4,316              7,033
Equity securities gains/(losses)                                          (53)               475
Debt securities gains/(losses)                                            (97)             1,126
Servicing rights net value changes under SFAS No. 133                   4,808                 --
All other income and commissions                                       35,763             36,090
------------------------------------------------------------------------------------------------
    Total noninterest income                                          322,099            222,397
------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES                 454,427            352,394
------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives and benefits                        178,654            139,994
Amortization of mortgage servicing rights                              26,441             18,429
Occupancy                                                              17,252             18,387
Operations services                                                    14,823             17,361
Equipment rentals, depreciation and maintenance                        17,801             15,478
Communications and courier                                             11,311             12,019
Amortization of intangible assets                                       2,880              2,671
All other expense                                                      90,508             68,540
------------------------------------------------------------------------------------------------
    Total noninterest expense                                         359,670            292,879
------------------------------------------------------------------------------------------------
PRETAX INCOME                                                          94,757             59,515
Applicable income taxes                                                32,385             19,992
------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting
  principles                                                           62,372             39,523
Cumulative effect of changes in accounting principles                  (8,168)                --
------------------------------------------------------------------------------------------------
NET INCOME                                                         $   54,204         $   39,523
================================================================================================
EARNINGS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES  (Note 3)                       $      .48         $      .30
EARNINGS PER COMMON SHARE  (Note 3)                                       .42                .30
------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE EFFECT
  OF CHANGES IN ACCOUNTING PRINCIPLES  (Note 3)                    $      .47         $      .30
DILUTED EARNINGS PER COMMON SHARE  (Note 3)                               .41                .30
------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                               129,304,935        130,394,379
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY     First Tennessee National Corporation
-----------------------------------------------------------------------------------------
(Dollars in thousands)(Unaudited)                             2001               2000
-----------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                         $ 1,384,156       $ 1,241,467
Net income                                                      54,204            39,523
Other comprehensive income:
  Cumulative effect of change in accounting principle            1,449                --
  Unrealized market adjustments, net of tax and
  reclassification adjustment                                   10,313               794
-----------------------------------------------------------------------------------------
Comprehensive income                                            65,966            40,317
-----------------------------------------------------------------------------------------
Cash dividends declared                                        (28,182)          (28,646)
Common stock issued for exercise of stock options               23,259             2,056
Tax benefit from non-qualified stock options                    10,051                --
Common stock repurchased                                       (76,172)           (5,474)
Amortization on restricted stock incentive plans                   516               533
Other                                                            6,060            11,076
-----------------------------------------------------------------------------------------
BALANCE, MARCH 31                                          $ 1,385,654       $ 1,261,329
=========================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS               First Tennessee National Corporation
-----------------------------------------------------------------------------------------
                                                             Three Months Ended March 31
                                                             ----------------------------
(Dollars in thousands)(Unaudited)                               2001             2000
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                   $  54,204       $    39,523
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Provision for loan losses                                   18,989            15,497
    Provision for deferred income tax                           (7,771)            7,980
    Depreciation and amortization of premises                   14,110            14,740
      and equipment
    Amortization of mortgage servicing rights                   26,441            18,429
    Amortization of intangible assets                            2,880             2,671
    Net other amortization and accretion                         8,548            11,454
    Effects of mark-to-market from hedging activities          (16,993)               --
    Market value adjustment on foreclosed property               1,952             1,477
    Equity securities (gains)/losses                                53              (475)
    Debt securities (gains)/losses                                  97            (1,126)
    Net (gains)/losses on disposal of fixed assets                  83               (21)
    Gains on divestitures                                      (11,434)               --
    Net (increase)/decrease in:
      Trading securities                                      (162,015)         (204,094)
      Mortgage loans held for sale                            (779,621)         (762,507)
      Capital markets receivables                              (75,030)         (649,148)
      Interest receivable                                       10,043             1,429
      Other assets                                             250,401           (54,030)
    Net increase/(decrease)in:
      Capital markets payables                                  83,955           692,476
      Interest payable                                            (925)            6,378
      Other liabilities                                        198,833            82,610
-----------------------------------------------------------------------------------------
        Total adjustments                                     (437,404)         (816,260)
-----------------------------------------------------------------------------------------
Net cash (used)/provided by operating activities              (383,200)         (776,737)
-----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities - maturities                        30,596            32,394
Available for sale securities:
  Sales                                                         38,602           133,734
  Maturities                                                   121,583           153,538
  Purchases                                                   (164,433)         (239,423)
Premises and equipment:
  Sales                                                             46               849
  Purchases                                                     (8,017)          (11,970)
Net increase in loans                                         (218,190)         (237,448)
Net increase in investment in bank time
  deposits                                                       2,965             2,316
Proceeds from divestitures                                      37,899                --
Acquisitions, net of cash and cash equivalents acquired         (1,925)               --
-----------------------------------------------------------------------------------------
Net cash used by investing activities                         (160,874)         (166,010)
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
  Exercise of stock options                                     24,127             2,109
  Cash dividends                                               (28,278)          (28,562)
  Repurchase of shares                                         (76,173)           (5,486)
Term borrowings:
  Issuance                                                      40,000            51,200
  Payments                                                     (50,104)          (50,082)
Net increase/(decrease) in:
  Deposits                                                     431,743         1,331,159
  Short-term borrowings                                         64,637          (434,008)
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                      405,952           866,330
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (138,122)          (76,417)
-----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period               960,399         1,235,614
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 822,277       $ 1,159,197
=========================================================================================
Total interest paid                                          $ 170,538       $   167,296
Total income taxes paid                                         69,269            44,951
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2001 Proxy Statement.

On January 1, 2001, First Tennessee adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. SFAS No. 133 establishes accounting standards requiring that every derivative instrument (including certain instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the instrument's fair value be recognized currently in earnings (or other comprehensive income). If certain criteria are met, changes in the fair value of the asset or liability being hedged are also recognized currently in earnings. Upon adoption of SFAS No. 133 all derivative instruments were measured at fair value with differences between the previous book value and fair value reported as part of a cumulative effect adjustment, except to the extent that they related to hedges of the variable cash flow exposure of forecasted transactions. To the extent the adoption adjustment related to hedges of the variable cash flow exposure of a forecasted transaction, the remainder of the accounting adjustment, a $1.4 million gain (after-tax), was reported as a cumulative effect adjustment of comprehensive income. Offsetting gains and losses on hedged assets and liabilities were recognized as adjustments of their respective book values at the adoption date as part of this cumulative effect adjustment. Additionally, EITF Issue 99-20, which provides impairment and interest income recognition and measurement guidance for interests retained in a securitization transaction accounted for as a sale, was adopted. The initial impact of adopting SFAS No. 133 and EITF Issue 99-20 was an $8.2 million loss (after-tax) net transition adjustment that was recognized as the cumulative effect of a change in accounting principle.

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however does not reflect the effectiveness of longer-term hedges and, in First Tennessee's view, distorts short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized mortgage servicing rights, which currently have an average life of approximately seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings ($4.8 million gain in first quarter 2001) is not indicative of the expected long-term performance of this hedging practice. First Tennessee believes that difficulties in interpreting the effects of SFAS No. 133 are sufficiently great that it may be worthwhile to be able to identify and isolate these effects and to this end has created a new line item on the face of the income statement (See "Servicing rights net value changes under SFAS No. 133" on the Consolidated Statements of Income).

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the FASB and its Derivatives Implementation Group (DIG). One such potential issue involves the determination of the components of value of mortgage banking interest rate lock commitments, which have tentatively been determined to be a derivative instrument by FASB. Under First Tennessee's interpretation of the components of value of an interest rate lock commitment a portion of the gain or loss from the sale of the related mortgage loan is recognized in mortgage banking noninterest income at the time the commitment is made ($13.7 million gain in first quarter 2001). Under pre-SFAS No. 133 rules all of the gain or loss was recognized at the time the loan was sold into the secondary market. As the FASB continues to deliberate potential changes to the new rules the potential exists for a conflict between First Tennessee's interpretation and that of the FASB, the effects of which cannot presently be anticipated. Note 7 - Derivative Instruments provides additional detail on the impact of SFAS No. 133 to First Tennessee's financial statements.

Adoption of SFAS No. 133 was not retroactive, therefore, the manner in which derivatives historically have been accounted for was not affected, but significant changes have been made in accounting policies related to derivatives and hedges in 2001. Included below are certain accounting policies that were impacted by the adoption of SFAS No. 133.

First Tennessee's mortgage lenders originate first-lien mortgage loans primarily for the purpose of selling them in the secondary market. Mortgage loans held for sale (the warehouse), are recorded at the lower of aggregate cost or market value. Gains and losses realized from the sale of these assets and adjustments to market value are included in noninterest income. In certain cases, mortgage banking continues to service securitized mortgage loans and has also retained interest-only strips. The interest-only strips are financial assets that represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees and are recognized on the balance sheet at fair value in trading securities.

Mortgage banking has also completed proprietary securitizations of loans from the warehouse with prime quality jumbo fixed rate loans. The resulting securities are sold as senior and subordinate bonds, while servicing rights and a principal cashflow tranche are retained. The retained principal-only strip (PO strip) is initially valued by allocating the total cost between the assets sold, the servicing right and the PO strip based on their relative fair values. The PO strip is recognized on the balance sheet at fair value in trading securities.

Servicing rights related to the mortgages sold have historically been mostly retained. Currently, only limited amounts of servicing rights are being retained as mortgage banking intends to curtail growth in the servicing portfolio. Accounting standards require the recognition of mortgage servicing rights (MSRs) as separate assets by allocating the total cost between the loan and the servicing right based on their relative fair values. First Tennessee uses a cash flow valuation model to determine the fair value of the servicing rights created. These valuations are tested for reasonableness against prices obtained from flow and bulk sales of servicing and are validated through an independent market valuation. Model assumptions are periodically reviewed and may be revised from time to time to more accurately reflect current assumptions such as prepayment speeds.

For purposes of impairment evaluation and measurement, the MSRs are stratified based on the predominant risk characteristics of the underlying loans. These strata currently include adjustable and fixed rate loans. The fixed rate loans are further stratified by 150 basis-point interest rate bands. Previously the strata included adjustable rate conventional and government and fixed rate conventional and government by interest rate band. The MSRs are amortized as noninterest expense over the period of and in proportion to the estimated net servicing revenues. A quarterly value impairment analysis is performed using a discounted cash flow methodology that is disaggregated by predominant risk characteristics. Impairment, if any, is generally recognized through a valuation allowance for individual strata.

Forward contracts used by mortgage banking operations to hedge against interest rate risk in the warehouse are reviewed periodically for correlation with expected changes in value. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio are designated to specific risk tranches of servicing.

Derivative contracts utilized in trading activities by capital markets are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets are recorded on the balance sheet as capital markets securities inventory or receivables and any liabilities are recognized as capital markets payables.

Any contracts that fail to qualify for hedge accounting are measured at fair value with any gains or losses included in current earnings in noninterest income.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires substantial disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The disclosure provisions of the statement were effective immediately and have been adopted by First Tennessee. Other provisions become effective for transactions occurring after March 31, 2001. Adoption of the new provisions of SFAS No. 140 is not expected to be material to First Tennessee's consolidated financial position or results of operations.

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

NOTE 2 - DIVESTITURES/ACQUISITIONS

On April 27, 2001, First Tennessee completed the sale of its wholly owned subsidiary, Peoples and Union Bank, of Lewisburg, Tennessee to First Farmers & Merchants National Bank, of Columbia, Tennessee. First Tennessee recognized a divestiture gain of approximately $13 million in the second quarter of 2001.

         On April 2, 2001, First Tennessee Bank National Association (FTBNA), sold its existing portfolio of education loans to Educational Funding of the South, Inc. The transaction resulted in a second quarter divestiture gain of approximately $12 million.

On January 17, 2001, FTBNA completed the sale of $31.4 million of its affinity, co-branded, and certain single relationship credit card accounts and assets, to MBNA Corporation for $37.9 million. The transaction resulted in a divestiture gain of $5.9 million.

On October 18, 2000, FTBNA sold its corporate and municipal trust business to The Chase Manhattan Bank. This transaction resulted in an additional divestiture gain of $4.5 million due to an earn-out received in the first quarter of 2001.

On November 15, 2000, First Tennessee Securities Corporation (FTSC), a wholly owned subsidiary of FTBNA, signed a definitive purchase agreement to acquire certain assets of Midwest Research-Maxus Group Limited, a Cleveland-based institutional equity research firm. This transaction was completed for approximately $13.7 million on January 2, 2001.

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.

                                                          Three Months Ended
                                                               March 31
                                                   --------------------------------
(Dollars in thousands, except per share data)           2001               2000
-----------------------------------------------------------------------------------
Income before cumulative effect of changes in
  accounting principles                                $  62,372           $ 39,523
Cumulative effect of changes in accounting
  principles                                              (8,168)                --
-----------------------------------------------------------------------------------
Net income                                             $  54,204           $ 39,523
===================================================================================

Weighted average shares outstanding                  128,635,537        129,916,950
Shares attributable to deferred compensation             669,398            477,429
Total weighted average shares                        129,304,935        130,394,379
===================================================================================

EARNINGS PER COMMON SHARE:
Income before cumulative effect of changes in
  accounting principles                                $     .48           $    .30
Cumulative effect of changes in accounting
  principles                                                (.06)                --
-----------------------------------------------------------------------------------
Net income                                             $     .42           $    .30
===================================================================================

Weighted average shares outstanding                  129,304,935        130,394,379
Shares attributable to deferred compensation           3,608,180          2,150,514
-----------------------------------------------------------------------------------
Total weighted average shares                        132,913,115        132,544,893
===================================================================================

DILUTED EARNINGS PER SHARE COMPUTATION:
Income before cumulative effect of changes in
  accounting principles                                $     .47           $    .30
Cumulative effect of changes in accounting
  principles                                                (.06)                --
-----------------------------------------------------------------------------------
Net income                                             $     .41           $    .30
===================================================================================

NOTE 4 - LOANS

The composition of the loan portfolio at March 31 is detailed below:

(Dollars in thousands)                                      2001            2000
-----------------------------------------------------------------------------------
Commercial:
   Commercial, financial and industrial                 $ 4,136,252      $3,649,084
   Real estate commercial                                   971,940         827,360
   Real estate construction                                 400,783         373,692
Retail:
   Real estate residential                                3,603,630       3,012,516
   Real estate construction                                 182,579         140,407
   Consumer                                                 841,649       1,023,659
   Credit card receivables                                  270,924         555,732
-----------------------------------------------------------------------------------
  Loans, net of unearned income                         $10,407,757      $9,582,450
Allowance for loan losses                                   146,949         140,736
-----------------------------------------------------------------------------------
Total net loans                                         $10,260,808      $9,441,714
===================================================================================

The following table presents information concerning nonperforming loans at March 31:

(Dollars in thousands)                                         2001            2000
-----------------------------------------------------------------------------------
Impaired loans                                             $ 58,136        $  7,435
Other nonaccrual loans                                       21,237          24,233
-----------------------------------------------------------------------------------
Total nonperforming loans                                  $ 79,373        $ 31,668
===================================================================================


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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                                             Three Months Ended
                                                                  March 31
                                                        ---------------------------
(Dollars in thousands)                                         2001            2000
-----------------------------------------------------------------------------------
Total interest on impaired loans                           $     79         $    95
Average balance of impaired loans                            48,666           7,538
-----------------------------------------------------------------------------------

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2001 and 2000, is summarized as follows:

(Dollars in thousands)              Non-impaired       Impaired           Total
---------------------------------------------------------------------------------
Balance on December 31, 1999          $136,978          $ 2,625          $139,603
Provision for loan losses               14,474            1,023            15,497
Charge-offs                             14,771            1,716            16,487
  Less loan recoveries                   1,631              492             2,123
---------------------------------------------------------------------------------
    Net charge-offs                     13,140            1,224            14,364
---------------------------------------------------------------------------------
Balance on March 31, 2000             $138,312          $ 2,424          $140,736
=================================================================================

Balance on December 31, 2000          $128,339          $15,357          $143,696
Provision for loan losses               10,979            8,010            18,989
Charge-offs                             14,891            3,336            18,227
  Less loan recoveries                   1,850              641             2,491
---------------------------------------------------------------------------------
    Net charge-offs                     13,041            2,695            15,736
---------------------------------------------------------------------------------
BALANCE ON MARCH 31, 2001             $126,277          $20,672          $146,949
=================================================================================

NOTE 5 - BUSINESS SEGMENT INFORMATION

First Tennessee provides traditional retail/commercial banking and other financial services to its customers. These products and services are categorized into two broad groups: a regional banking group and national lines of business. The regional banking group provides a comprehensive package of financial services including traditional banking, trust services, investments, asset management, insurance, and credit card services to its customers. The national lines of business include mortgage banking, capital markets and transaction processing. The Other segment is used to isolate corporate items such as the cumulative effect of changes in accounting principles SFAS No. 133 and EITF 99-20 which were adopted on January 1, 2001. The Other segment also includes expense related to guaranteed preferred beneficial interests in First Tennessee's junior subordinated debentures and securities gains or losses which include any venture capital gains or losses and related incentive costs.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the year to date periods ending March 31, 2001 and 2000.



                                 Regional
                                  Banking          Mortgage        Capital        Transaction
(Dollars in thousands)              Group           Banking        Markets         Processing         Other          Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Year To Date 2001
Interest income                $   250,163      $    55,894       $ 11,264         $  3,832         $    --          $    321,153
Interest expense                   116,685           41,331         11,169              651              --               169,836
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income              133,478           14,563             95            3,181              --               151,317
Other revenues                      78,730          141,143         78,935           23,441            (150)              322,099
Other expenses*                    153,511          145,611         53,998           23,416           2,123               378,659
----------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                    58,697           10,095         25,032            3,206          (2,273)               94,757
Income taxes                        18,724            3,819          9,488            1,218            (864)               32,385
----------------------------------------------------------------------------------------------------------------------------------
  Income before
   cumulative effect of
   changes in accounting
   principles                       39,973            6,276         15,544            1,988          (1,409)               62,372
Cumulative effect of
   changes in accounting
   principles                           --               --             --               --          (8,168)               (8,168)
----------------------------------------------------------------------------------------------------------------------------------
Net income                     $    39,973      $     6,276       $ 15,544         $  1,988         $(9,577)         $     54,204
==================================================================================================================================
Average assets                 $13,184,429      $ 4,232,537       $994,205         $559,520         $    --          $ 18,970,691
----------------------------------------------------------------------------------------------------------------------------------
Year To Date 2000
Interest income                $   239,166      $    67,800       $  8,507         $  3,826         $    --          $    319,299
Interest expense                   107,045           58,368          7,907              485              --               173,805
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income              132,121            9,432            600            3,341              --               145,494
Other revenues                      66,016          103,058         24,449           27,273           1,601               222,397
Other expenses*                    133,177          128,991         19,903           24,182           2,123               308,376
----------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                    64,960          (16,501)         5,146            6,432            (522)               59,515
Income taxes                        21,964           (6,126)         1,909            2,443            (198)               19,992
----------------------------------------------------------------------------------------------------------------------------------
Net income                     $    42,996      $   (10,375)      $  3,237         $  3,989         $  (324)         $     39,523
==================================================================================================================================
Average assets                 $12,625,146      $ 5,115,569       $647,417         $582,081         $    --          $ 18,970,213
----------------------------------------------------------------------------------------------------------------------------------

* Includes loan loss provision.

NOTE 6 - COMPONENTS OF OTHER COMPREHENSIVE INCOME

                                                                                       Accumulated
                                               Gain/(Loss)             Tax                Other
                                                Before-Tax          (Expense)/        Comprehensive
(Dollars in thousands)                           Amount               Benefit             Income
---------------------------------------------------------------------------------------------------
December 31, 1999                                                                         $(21,752)
Other comprehensive income:
  Unrealized market adjustments for
    the period                                   $  2,775             $(1,003)               1,772
  Less: adjustment for net gains
    included in net income                          1,601                (623)                 978
---------------------------------------------------------------------------------------------------
March 31, 2000                                   $  1,174             $  (380)            $(20,958)
===================================================================================================
December 31, 2000                                                                         $ 14,598
Other comprehensive income:
 Cumulative effect of change in
  accounting principle                           $  2,307             $  (858)               1,449
 Realized gain on cash flow hedge                  (2,307)                858               (1,449)
 Unrealized market adjustments
  on securities:
    Unrealized market adjustments for
      the period                                   15,326              (5,937)               9,389
    Less: adjustment for net losses
      included in net income                       (3,789)              1,416               (2,373)
---------------------------------------------------------------------------------------------------
 Net unrealized market adjustments                 19,115              (7,353)              11,762
---------------------------------------------------------------------------------------------------
MARCH 31, 2001                                   $ 19,115             $(7,353)            $ 26,360
===================================================================================================

NOTE 7 - DERIVATIVE INSTRUMENTS

First Tennessee utilizes various derivative financial instruments, which include interest rate forward contracts, interest rate floors and caps, options and interest rate swap agreements, as part of its risk management strategy and as a means to meet customers' needs. These instruments are subject to credit and market risks. Mortgage banking, capital markets and risk management operations currently employ the use of derivative financial instruments. The Asset/Liability Committee (ALCO) monitors the usage and effectiveness of financial instruments.

Credit risk represents the maximum potential loss due to possible non-performance by obligors and counterparties under the terms of contracts. First Tennessee manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining agreements whenever possible to limit potential exposure.

Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates, prepayment speeds or the prices of debt instruments.

Interest rate forward contracts are over-the-counter contracts where two parties agree to purchase and sell a specific quantity of a financial instrument at a specified price, with delivery or settlement at a specified date. Interest rate option contracts give the purchaser the right, but not the obligation, to buy or sell a specified quantity of a financial instrument, at a specified price, during a specified period of time. Caps and Floors are options that are linked to a notional principal amount and an underlying indexed interest rate. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. Notional amounts are used in such contracts to calculate interest payments and do not represent credit exposure. Exposure to interest rate contracts will increase or decrease as interest rates fluctuate.

First Tennessee adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In anticipation of adopting this standard, First Tennessee repositioned the portfolio of mortgage banking derivatives during 2000, which involved terminating certain derivative contracts or taking offsetting positions to nullify existing contracts and allocating others to trading securities. In accordance with the provisions of SFAS No. 133, First Tennessee designated anew all hedging relationships on January 1, 2001. Also, in connection with the adoption of SFAS No. 133, $151 million of securities available for sale were moved to trading. On January 1, 2001, First Tennessee recorded the cumulative effect of adopting SFAS No. 133, which consists of two components, one included in the statement of income and the other in other comprehensive income. The cumulative effect included in the statement of income is the difference between the previous book value and the fair value at adoption of derivatives that are designated as fair value hedges and the unrealized gain or loss on the related hedged assets and liabilities. This cumulative effect of adopting SFAS No. 133, which was recognized in the statement of income in the first quarter of 2001, amounts to an $8.2 million after-tax loss. The cumulative effect of adopting SFAS No. 133 that was included in other comprehensive income in the first quarter of 2001 represents the fair value of derivatives that were designated as cash flow hedges, which amounted to a $1.4 million after-tax gain.

MORTGAGE BANKING
----------------

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the FASB and its Derivatives Implementation Group. One such potential issue involves mortgage banking interest rate lock commitments, which have tentatively been determined to be derivative instruments by FASB. As derivatives, they are recorded at fair value with changes in fair value recorded currently in earnings and are not a hedgable asset. Mortgage banking enters into forward sales commitments to protect the value of mortgage banking's short-term commitments to fund mortgage loan applications in process (the pipeline) and mortgage loans for held for sale (the warehouse) from changes in fair value due to fluctuations in interest rates. These forward contracts are derivatives that are recorded at fair value under SFAS No. 133. The forward contracts related to loans in the warehouse are fair value hedges used to hedge the risk of change in the total fair value of the warehouse. First Tennessee is generally not exposed to significant losses nor will it generally realize significant gains related to the pipeline or warehouse due to changes in interest rates, net of gains or losses on related hedge positions.

Mortgage banking also enters into interest rate contracts (including swaps, swaptions, principal only swaps, and interest rate forward contracts) to hedge against the effects of changes in fair value of its capitalized mortgage servicing rights due solely to changes in the benchmark rate (10-year LIBOR). For purposes of measuring effectiveness of the hedge, volatility and time decay are excluded from the effectiveness measurement of option based derivatives. First Tennessee enters into hedges of the mortgage servicing rights to minimize the effects of loss in value of mortgage servicing rights associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the mortgage servicing rights generally will increase while the value of the hedge instruments will decline. First Tennessee will also consider opportunities to create an economic hedge of mortgage servicing rights by recognizing gains, if any, on securities available for sale in periods of declining interest rates to minimize loss of value in the mortgage servicing rights portfolio, but such use of securities will depend on other factors that management may deem appropriate at the time.

For the first quarter of 2001, $3.2 million in gains that represent the amount of hedge ineffectiveness for the warehouse hedges were recognized in mortgage banking noninterest income. Also in noninterest income, recognized separately as "Servicing rights net value changes under SFAS No. 133", were gains of $4.8 million that represent the change in fair value of hedged interest rate risk of capitalized mortgage servicing rights net of changes in the fair value of derivative financial instruments designated to hedge such risks, excluding the time decay of option based derivatives. A component of the derivative instruments' change in fair value excluded from the assessment of hedge effectiveness was the time decay of option based derivatives, which represents the economic amortization of cost ($5.7 million in first quarter 2001). This loss was recognized in all other noninterest expense.

CAPITAL MARKETS
---------------
Capital markets buys and sells mortgage securities, municipal bonds and other securities for resale to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including options, caps, swaps and floors, for its customers. These transactions are measured at fair value, with changes in fair value recognized currently in trading income.

INTEREST RATE RISK MANAGEMENT
-----------------------------
First Tennessee's ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and liabilities have different maturity or repricing characteristics. First Tennessee uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. First Tennessee's interest rate risk management policy is to use derivatives not to speculate but to hedge interest rate risk or market value of assets or liabilities.

Interest rate risk management uses interest rate swaps and equity options to hedge the interest rate risk of certain liabilities that qualify as fair value hedges. For the first quarter of 2001, gains of $281,000 that represent the amount of hedge ineffectiveness for fair value hedges were recognized in all other noninterest income. Interest rate swaps and caps not designated as hedging instruments are also used to moderate the impact on earnings as interest rates change.

In addition to these derivative instruments, First Tennessee also entered into an equity collar in 2000 to protect the value of stock that was to be received from an equity investment. This transaction qualified as a cash flow hedge under SFAS No. 133 and matured during first quarter 2001.

                                    Item 2.

                      FIRST TENNESSEE NATIONAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


GENERAL INFORMATION
-------------------

First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various regional and national business lines. The Regional Banking Group includes the retail/commercial bank, the credit card division, and the trust division. The National Lines of Business include First Horizon Home Loan Corporation (also referred to as First Horizon Home Loans and mortgage banking), First Tennessee Capital Markets (also referred to as capital markets), and transaction processing (credit card merchant processing, payment processing operation, and check clearing).

Based on management's best estimates, certain revenue and expenses are allocated and equity is assigned to the various business lines to reflect the inherent risk in each business line. These allocations are periodically reviewed and may be revised from time to time to more accurately reflect current business conditions and risks; the previous history is restated to ensure comparability.

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three month period ended March 31, 2001, compared to the three month period ended March 31, 2000. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2000 financial statements, notes, and management's discussion and analysis is provided in the 2000 Annual Report.


FORWARD-LOOKING STATEMENTS
--------------------------

Management's discussion and analysis may contain forward-looking statements with respect to First Tennessee's beliefs, plans, goals, expectations, and estimates. These statements are contained in certain sections that follow such as Noninterest Income, Net Interest Income, and Other. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. The words "believe", "expect", "anticipate", "intend", "estimate", "should", "is likely", "going forward", and other expressions which indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (such as acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation; competition within and outside the financial services industry; technology; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating and servicing loans, including prepayment risks and fluctuation of collateral values and changes in customer profiles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC) and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.


FINANCIAL SUMMARY (COMPARISON OF FIRST QUARTER 2001 TO FIRST QUARTER 2000)

Earnings for the first quarter of 2001 were $62.4 million before the cumulative effect of changes in accounting principles related to derivatives (Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and EITF 99-20). This compares with last year's first quarter earnings of $39.5 million. Diluted earnings per common share before the cumulative effect of changes in accounting principles were $.47 in 2001, compared to $.30 earned in 2000. Before the cumulative effect of changes in accounting principles, return on average shareholders' equity was
18.3 percent and return on average assets was 1.33 percent for the first quarter of 2001, compared with 13.0 percent and .84 percent, respectively, for the same period in 2000. First quarter 2001 earnings after the cumulative effect of changes in accounting principles, were $54.2 million or $.41 diluted earnings per share. Return on average shareholders' equity was 15.9 percent and return on average assets was 1.16 percent for the first quarter of 2001.

On March 31, 2001, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($4.0 billion) and total assets ($19.3 billion). On March 31, 2000, market capitalization was $2.6 billion and total assets were $20.1 billion.

Total revenue grew 29 percent from the first quarter of 2000, with a 46 percent increase in fee income (noninterest income excluding securities gains and losses) and a 4 percent increase in net interest income.


NONINTEREST INCOME
------------------

Fee income provides the majority of First Tennessee's revenue. In the first quarter of 2001, fee income contributed 68 percent to total revenue compared with 60 percent for the same period in 2000. First quarter 2001 fee income increased 46 percent to $322.2 million, from $220.8 million for 2000. Fee income in capital markets and mortgage banking increased 223 percent and 33 percent, respectively, over the levels achieved in first quarter 2000. A more detailed discussion of the major line items follows.

MORTGAGE BANKING

First Horizon Home Loans, a subsidiary of FTBNA, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market while a majority of the rights to service such loans are sold under flow servicing sales agreements (in prior years a majority of the rights were retained). Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. Subsequent to the 2001 adoption of new accounting standards related to derivatives, a portion of the gain or loss formerly recognized with the sale of a mortgage loan is now recognized at the time an interest rate lock commitment is made (see also Other
- Further Interpretations of SFAS No. 133). Secondary marketing activities include gains or losses from mortgage warehouse hedging activities, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its mortgage servicing rights through changing interest rate environments. Miscellaneous income includes the net gains or losses related to rebalancing hedges of mortgage servicing rights, income from the foreclosure repurchase program and other miscellaneous items.

Mortgage banking fee income increased 33 percent to $132.5 million from $99.9 million for first quarter 2000 as shown in Table 1.

TABLE 1 - MORTGAGE BANKING


                                                                Three Months Ended
                                                       -----------------------------------            Growth
(Dollars in millions)                                       2001                    2000              Rate (%)
--------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Loan origination fees                                $      34.0             $      25.7               32.4
  Secondary marketing activities                              55.6                    16.6              235.5
--------------------------------------------------------------------------------------------------------------
      Mortgage origination function                           89.6                    42.3              112.1
--------------------------------------------------------------------------------------------------------------
  Servicing fees                                              40.9                    39.2                4.3
  Gains/(losses) from trading securities                      (2.3)                     --                N/A
  Bulk sales of mortgage servicing rights                       --                    13.9             (100.0)
  Miscellaneous                                                4.3                     4.5               (4.0)
--------------------------------------------------------------------------------------------------------------
      Total noninterest income                         $     132.5             $      99.9               32.7
==============================================================================================================
Refinance originations                                 $   3,010.8             $     656.4              358.7
Home purchase-related originations                         2,215.9                 2,852.0              (22.3)
--------------------------------------------------------------------------------------------------------------
      Mortgage loan originations                       $   5,226.7             $   3,508.4               49.0
==============================================================================================================
Servicing portfolio                                    $  43,509.3             $  43,070.4                1.0
--------------------------------------------------------------------------------------------------------------


Origination activity increased 49 percent due to the impact that declining interest rates had on refinance activity, which increased $2.4 billion. Total origination volume, consisting of home purchase-related mortgages and refinances, was $5.2 billion in first quarter 2001 compared with $3.5 billion in the previous year. Home purchase-related mortgage originations decreased $.6 billion due to the closing of less profitable production offices and the divestiture of HomeBanc during 2000. Fees from the mortgage origination process (loan origination fees, profits from the sale of loans, flow sales of mortgage servicing rights, and other secondary marketing activities) increased 112 percent to $89.6 million from $42.3 million in first quarter 2000. This increase was primarily due to more loans sold into the secondary market, a return to more normal margins, and improvement in the results in hedging and other loan sale activities as well as the recognition this quarter of $13.7 million for the value of interest rate lock commitments. Going forward based upon a continuation of the recent trend in declining interest rates, the origination volume from refinanced mortgages is expected to continue and home purchase-related volume should increase from first quarter levels due to the seasonality created by home buyers' buying habits. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

The mortgage servicing portfolio (which includes servicing for ourselves and others) totaled $43.5 billion on March 31, 2001, compared to $43.1 billion on March 31, 2000. Mortgage servicing fees grew 4 percent to $40.9 million in 2001 from $39.2 million for first quarter 2000. In first quarter 2001, there were no bulk sales of mortgage servicing rights while in 2000 there were gains of $13.9 million related to bulk sales.

CAPITAL MARKETS

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. For first quarter 2001, capital markets fee income increased 223 percent to $78.8 million from $24.4 million in 2000. Total securities bought and sold almost doubled over last year's first quarter, growing to $280.1 billion from $148.0 billion in 2000. This surge in activity reflects the continued growth and penetration into the targeted institutional customer base as well as a build-up in demand within our customer base related to their wait-and-see attitudes during last year's strong expectation of rising interest rates. As expectations changed dramatically toward a declining interest rate environment and the yield curve began to steepen, this demand was released and product profitability increased as customers swiftly lengthened their portfolios to lock-in yields. Total underwritings during first quarter 2001 were $11.0 billion compared to $4.4 billion for the same period in 2000.

Additionally, during first quarter 2001, fee income was favorably impacted $14.5 million by revenues from new products and services that capital markets began offering in the middle of 2000. In addition, the acquisition of MidWest Research, our new equity research and sales division, closed in January and added approximately $4.0 million this quarter. Going forward, market conditions are likely to stabilize as the excess customer demand has been satisfied and the expectation for further major declines in intermediate and long-term interest rates weakens. Also, new products and services will continue to impact revenues favorably; however, results may vary from quarter to quarter. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

OTHER FEE INCOME

For first quarter 2001, gains from divestitures were $11.4 million due to an earn-out related to the divestiture of First Tennessee's corporate and municipal trust business in fourth quarter 2000 ($4.5 million) and gains from the sale of certain single relationship credit card accounts in first quarter 2001 ($6.9 million). There were no divestiture gains in first quarter 2000. Fee income from deposit transactions and cash management for first quarter 2001 increased 5 percent to $27.8 million from $26.4 million in 2000. Trust services and investment management fees decreased 5 percent to $15.2 million from $16.0 million in 2001, primarily due to the divestiture of corporate and municipal trust. Assets under management fell 7 percent to $9.2 billion on March 31, 2001 from $9.8 billion on March 31, 2000 due to a decline in market value of assets under management. First quarter 2001 fee income from merchant processing increased 5 percent to $11.6 million from $11.0 million in 2000. Cardholder fees decreased 39 percent to $4.3 million from $7.0 million in first quarter 2000 primarily due to the sales of the credit card accounts in fourth quarter 2000 and first quarter 2001. In connection with the adoption of SFAS No. 133 in first quarter 2001, a gain of $4.8 million resulted from servicing rights net value changes (see also Other - Accounting for Derivative Instruments and Hedging Activities). All other income and commissions decreased 1 percent to $35.8 million from $36.1 million in first quarter 2000.


NET INTEREST INCOME
-------------------

Net interest income increased 4 percent to $151.9 million from $146.1 million in first quarter 2000, primarily due to growth in earning assets and lower funding costs. Earning assets grew 2 percent in first quarter 2001 to $15.9 billion from $15.6 billion. The consolidated net interest margin (margin) increased to 3.83 percent for first quarter 2001 compared with 3.74 percent for the same period in 2000. The margin was positively impacted by improvement in the negative impact from mortgage banking due to a steeper yield curve. For first quarter 2001, the regional banking group's margin decreased to 4.68 percent from 4.93 percent primarily due to the sale of high-yielding credit card loans. Table 2 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the first quarters of 2001 and 2000.

TABLE 2 - NET INTEREST MARGIN


                                                                      First Quarter
                                                                  ----------------------
                                                                   2001          2000
----------------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                                       8.19%           8.23%
   Rates paid on interest-bearing liabilities                     4.65            4.25
----------------------------------------------------------------------------------------
     Net interest spread                                          3.54            3.98
----------------------------------------------------------------------------------------
   Effect of interest-free sources                                 .99             .79
   Loan fees                                                       .15             .15
   FRB interest and penalties                                       --             .01
----------------------------------------------------------------------------------------
     Net interest margin - Regional banking group                 4.68%           4.93%
MORTGAGE BANKING                                                  (.65)          (1.04)
CAPITAL MARKETS                                                   (.21)           (.15)
TRANSACTION PROCESSING                                             .01              --
----------------------------------------------------------------------------------------
Net interest margin                                               3.83%           3.74%
========================================================================================


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

Going forward, if short-term rates continue to decline and the result is a steeper yield curve, the margin is likely to increase. However, the consolidated margin will continue to be influenced by the activity levels in the nonbanking lines of business, especially from mortgage banking. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

NONINTEREST EXPENSE
-------------------

Total noninterest expense (operating expense) for first quarter 2001 increased 23 percent to $359.6 million from $292.9 million in 2000. Expenses in mortgage banking and capital markets fluctuate based on the type and level of activity. Excluding mortgage banking and capital markets, total operating expense increased 12 percent.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 28 percent from the previous year primarily due to higher activity levels in mortgage banking and capital markets in the first quarter of 2001. Excluding these two business lines, total personnel expense increased 4 percent. Additional business line information related to expenses is provided in Table 3 and the discussion that follows.

TABLE 3 - OPERATING EXPENSE COMPOSITION


                                                Three Months
                                       ----------------------------             Growth
(Dollars in millions)                     2001                2000              Rate(%)
---------------------------------------------------------------------------------------
Mortgage banking                       $144.3              $129.0                 11.9
Regional banking group                  135.8               117.7                 15.4
Capital markets                          54.0                19.9                171.3
Transaction processing                   23.4                24.2                 (3.2)
Other                                     2.1                 2.1                  --
---------------------------------------------------------------------------------------
  Total operating expense              $359.6              $292.9                 22.8
=======================================================================================

Mortgage banking expenses increased 12 percent from the previous year. Expense growth for this business line varies with the volume and type of activity. The increase was primarily due to a $17.1 million write-down of the book value of mortgage servicing rights due primarily to the increase in actual mortgage prepayments over the projected level as a result of the continuing decrease in mortgage interest rates since third quarter 2000. Also impacting this growth rate was higher amortization of mortgage servicing rights which increased 43 percent to $26.4 million in first quarter 2001 from $18.4 million in 2000 primarily due to faster projected prepayment speeds associated with lower mortgage interest rates. The increase was also impacted by growth in personnel expense, due to the higher activity levels in first quarter 2001. Partially offsetting these increases was a decrease in the amount of hedge expense reflected in noninterest expense due to the repositioning of the mortgage servicing hedge portfolio in 2000 and the adoption of SFAS No. 133 in 2001.

Expenses for the regional banking group increased 15 percent from first quarter 2000. This growth was driven by expenses totaling $13.0 million related to the initial phase of a major marketing campaign to attract new retail banking customers, litigation costs, and asset write-offs.

Capital markets expenses grew 171 percent from first quarter of 2000 primarily due to higher commissions and incentives recognized in the first quarter of 2001 which caused total personnel expense for this segment to increase 197 percent, or 31.7 million from 2000.

Transaction processing expenses for first quarter 2001 decreased 3 percent from the previous year. The decline in expense for this segment was due to divestiture of the MONEY BELT ATM network in fourth quarter 2000.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
-----------------------------------------------------

SFAS No. 133 and EITF 99-20 were adopted on January 1, 2001. At that date all freestanding derivative instruments were measured at fair value with differences between the previous book value and fair value reported as a one-time accounting adjustment. Likewise, offsetting gains and losses on hedged assets, liabilities and firm commitments were recognized as adjustments of their respective book values at the adoption date as part of this accounting adjustment, except to the extent that they related to hedges of the variable cash flow exposure of a forecasted transaction. To the extent the adoption adjustment related to hedges of the variable cash flow exposure of a forecasted transaction, the accounting adjustment, a $1.4 million after-tax gain, was reported as a cumulative effect adjustment of comprehensive income. Additionally, the new rules regarding the recognition of impairment and income of interest-only strips were adopted. The net one-time accounting adjustments reported on the income statement as the cumulative effect of changes in accounting principles were an $8.2 million after-tax loss.

PROVISION FOR LOAN LOSSES / ASSET QUALITY
-----------------------------------------

The provision for loan losses increased 23 percent to $19.0 million from $15.5 million for first quarter 2000. The growth in first quarter 2001 provision was primarily the result of an increase of $6.1 million due to the classification as nonperforming of loans totaling $15.6 million to a Tennessee domiciled commercial customer and related parties. The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. Additional asset quality information is provided in Table 4 and Table 5.

TABLE 4 - ASSET QUALITY INFORMATION


                                                                                                         March 31
                                                                                                --------------------------
(Dollars in thousands)                                                                              2001             2000
--------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                            $  58,078         $  7,047
Foreclosed real estate                                                                             4,383            5,698
Other assets                                                                                         102               91
--------------------------------------------------------------------------------------------------------------------------
  Total Regional Banking Group                                                                    62,563           12,836
--------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                               21,295           24,621
Foreclosed real estate                                                                             9,340           12,716
--------------------------------------------------------------------------------------------------------------------------
  Total Mortgage Banking                                                                          30,635           37,337
--------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                                     $  93,198         $ 50,173
==========================================================================================================================

Loans and leases 90 days past due                                                              $  49,852         $ 31,259
Potential problem assets*                                                                      $ 120,499         $ 79,519

                                                                                                     First Quarter
                                                                                           -------------------------------
                                                                                                    2001             2000
                                                                                           -------------------------------
ALLOWANCE FOR LOAN LOSSES:
  Beginning balance at December 31                                                             $ 143,696        $ 139,603
      Provision for loan losses                                                                   18,989           15,497
      Charge-offs                                                                                (18,227)         (16,487)
      Loan recoveries                                                                              2,491            2,123
--------------------------------------------------------------------------------------------------------------------------
  Ending balance at March 31                                                                   $ 146,949        $ 140,736
==========================================================================================================================

                                                                                                          March 31
                                                                                                 ------------------------
                                                                                                   2001            2000
                                                                                                 ------------------------
Allowance to total loans                                                                           1.41%           1.47%
Allowance to nonperforming assets                                                                   158             281
Nonperforming assets to total loans, foreclosed real estate
  and other assets (Regional Banking Group only)                                                    .62             .14
Nonperforming assets to unpaid principle balance of
  servicing portfolio (Mortgage Banking only)                                                       .07             .09
--------------------------------------------------------------------------------------------------------------------------

* Includes loans and leases 90 days past due.

An analytical model based on historical loss experience, current trends, and reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.41 percent on March 31, 2001 and was 1.47 percent on March 31, 2000. Excluding the impact of the credit card sale the ratio of allowance for loan losses to total loans would have been 1.55 percent on March 31, 2001.

The ratio of net charge-offs to average loans remained level at .61 percent for first quarter 2001 and 2000. The credit card receivables charge-off ratio increased to 4.29 percent for first quarter 2001 from 3.90 percent for first quarter 2000, but was down from 4.66 percent for fourth quarter 2000. Net charge-offs on credit card receivables remain elevated after the sale of a significant portion of the credit card portfolio due to delinquencies that were retained. As these delinquent credits are eliminated, the credit card charge-off ratio should improve from current levels.

TABLE 5 - CHARGE-OFF RATIOS


                                                        First Quarter
                                                   -----------------------
                                                     2001           2000
--------------------------------------------------------------------------
Commercial                                            .22%           .11%
Consumer real estate                                  .59            .35
Other consumer                                       1.91           1.88
Credit card receivables                              4.29           3.90
Total net charge-offs                                 .61            .61
--------------------------------------------------------------------------


As nonperforming loans grew to $79.4 million on March 31, 2001, the ratio of nonperforming loans to total loans increased to .76 percent. This compares to nonperforming loans of $31.7 million on March 31, 2000 and a nonperforming loans ratio of .33 percent. The growth in nonperforming loans occurred in the regional banking group primarily from three large Tennessee domiciled commercial customers and related parties with total balances of approximately $36 million that were classified as nonperforming loans since the third quarter of 2000. Nonperforming assets totaled $93.2 million on March 31, 2001, compared with $50.2 million on March 31, 2000. On March 31, 2001, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry. Going forward, asset quality ratios will be affected by certain loan portfolio sales (such as student loan sales - see Subsequent Event section), other balance sheet strategies and shifts in loan mix to and from products with higher risk/return profiles. Asset quality indicators are likely to deteriorate somewhat from current levels as the economy remains in a period of slow growth. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.


BALANCE SHEET REVIEW

EARNING ASSETS
--------------

Earning assets primarily consist of loans, mortgage loans held for sale and investment securities. For first quarter 2001, earning assets averaged $15.9 billion compared with $15.6 billion for first quarter 2000. The increase in earning assets was primarily due to growth in loans and trading securities, which was partially offset by reductions in mortgage loans held for sale and investment securities. Average total assets remained level at $19.0 billion for both first quarter 2001 and 2000.

LOANS

Average loans increased 9 percent for first quarter 2001 to $10.3 billion from $9.5 billion in 2000 with growth in both commercial loans, which increased 12 percent, and retail loans, which increased 6 percent after the sale of certain credit card accounts, as previously mentioned. Additional loan information is provided in Table 6.

TABLE 6 - AVERAGE LOANS


                                                                                     Three Months
                                                          -------------------------------------------------------------
                                                                        PERCENT     GROWTH                    Percent
(Dollars in thousands)                                      1Q01        OF TOTAL     RATE           1Q00      of Total
-----------------------------------------------------------------------------------------------------------------------
Commercial:
  Commercial, financial and industrial                   $  4,062.0       39%        10.9%        $ 3,661.5      39%
  Real estate commercial                                      969.9        9         20.0             808.2       9
  Real estate construction                                    412.6        4         10.9             372.2       4
Retail:
  Real estate residential                                   3,590.6       35         24.1           2,894.4      30
  Real estate construction                                    176.8        2         28.7             137.4       1
  Other consumer                                              847.8        8        (17.2)          1,024.0      11
  Credit card receivables                                     282.7        3        (50.9)            575.8       6
-----------------------------------------------------------------------------------------------------------------------
Total loans, net of unearned                             $ 10,342.4      100%         9.2%        $ 9,473.5     100%
=======================================================================================================================


During years prior to 2001 certain retail loans have been securitized. The majority of these securities are owned by subsidiaries of First Tennessee, including FTBNA, and are classified as investment securities. In addition, First Tennessee has sold almost $300 million of its credit card receivables in fourth quarter 2000 and first quarter 2001. If the impact of these transactions had been excluded from the growth rate calculation, total average loans would have grown approximately 11 percent in first quarter 2001.

MORTGAGE LOANS HELD FOR SALE / INVESTMENT SECURITIES

Mortgage loans held for sale decreased 20 percent to $1.9 billion from $2.3 billion due to the earlier delivery of loans out of the warehouse in 2001. Average investment securities decreased 13 percent in first quarter 2001 to $2.7 billion from $3.1 billion primarily due to certain securities available for sale being transferred to trading securities and declining balances of retained securitization interests, which are paying down without being replenished.

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

Since the first quarter of 2000, average core deposits increased 1 percent to $9.0 billion from $8.9 billion while interest-bearing core deposits decreased 2 percent to $6.0 billion from $6.2 billion. Noninterest-bearing deposits increased 9 percent in first quarter 2001 to $3.0 billion from $2.7 billion due to growth in a cash management investment product and mortgage escrow accounts. Short-term purchased funds decreased 7 percent to $7.1 billion from $7.6 billion for the previous year.


CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities and subsidiary preferred stock) on March 31, 2001, was $1.5 billion, up 12 percent from $1.4 billion on March 31, 2000. Shareholders' equity (excluding the qualifying capital securities and subsidiary preferred stock) was $1.4 billion on March 31, 2001, an increase of 10 percent from $1.3 billion on March 31, 2000. The increase in total capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $119.2 million, or
4.6 million shares, since March 31, 2000.

Average shareholders' equity increased 13 percent since the first quarter of 2000 to $1.4 billion from $1.2 billion, reflecting internal capital generation. The average total equity to average assets ratio was 8.05 percent and the average shareholders' equity to average assets ratio was 7.30 percent for first quarter 2001. This compares with 7.00 percent and 6.47 percent, respectively for first quarter 2000. Unrealized market valuations had no material effect on the ratios during first quarter 2001.

On March 31, 2001, the corporation's Tier 1 capital ratio was 8.72 percent, the total capital ratio was 11.98 percent and the leverage ratio was 6.93 percent. On March 31, 2001, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.


OTHER

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------------------

SFAS No. 133, which was adopted on January 1, 2001, establishes accounting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the instrument's fair value be recognized currently in earnings (or other comprehensive income). If certain criteria are met, changes in the fair value of the asset or liability being hedged are also recognized currently in earnings. The initial impact of adopting SFAS No. 133 resulted in a net transition adjustment that was recognized as the cumulative effect of a change in accounting principle.

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however does not reflect the effectiveness of longer-term hedges and, in First Tennessee's view, distorts short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized mortgage servicing rights, which currently have an average life of approximately seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

First Tennessee believes that difficulties in interpreting the effects of SFAS No. 133 are sufficiently great that it may be worthwhile to be able to identify and isolate these effects and to this end has created a new line item on the face of the income statement (See "Servicing rights net value changes under SFAS No. 133" on the Consolidated Statements of Income). This new line item represents the change in the fair value of hedged interest rate risk of capitalized mortgage servicing rights net of changes in the fair value of derivative financial instruments designated to hedge such risks excluding the time decay of option based derivatives, which represents the economic amortization of cost.

First Tennessee believes a review of the trend, if any, of the servicing rights net value changes under SFAS No. 133 over a long period of time, preferably over an interest rate business cycle, is a more meaningful measure to determine the effectiveness of hedging strategies.

For its internal evaluation of performance for each applicable period, First Tennessee subtracts SFAS No. 133 gains from reported net income and adds SFAS No. 133 losses to reported net income. The internal evaluation of long-term performance will include the long-term trend, if any, in SFAS No. 133 gains or losses.

FURTHER INTERPRETATIONS OF SFAS NO. 133
---------------------------------------

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the FASB and its Derivatives Implementation Group (DIG). One such potential issue involves the determination of the components of value of mortgage banking interest rate lock commitments (IRLCs), which have tentatively been determined to be a derivative instrument by FASB. Based upon First Tennessee's interpretation of the components of value of an IRLC, a portion of the gain or loss from the sale of the related mortgage loan is recognized at the time the commitment is made. Under this interpretation the value of IRLCs is limited to the market value of loan commitments sold by third-party loan brokers less estimated costs to complete. Prior to the implementation of SFAS No. 133 rules, all of the gain or loss was recognized at the time the loan was sold into the secondary market. As the FASB continues to deliberate potential changes to the new rules the potential exists for a conflict between First Tennessee's interpretation and that of the FASB, the effects of which cannot presently be anticipated.


SUBSEQUENT EVENTS
-----------------

On April 2, 2001, First Tennessee sold its existing portfolio of educational loans (with receivables of $342 million) to Educational Funding of the South, Inc. and recognized a pre-tax gain (net of expenses) of approximately $11 million. On April 27, 2001, First Tennessee sold its wholly owned subsidiary, Peoples and Union Bank, of Lewisburg, Tennessee to First Farmers & Merchants National Bank, of Columbia, Tennessee and recognized a pre-tax gain (net of expenses) of approximately $12 million. These transactions are not expected to affect First Tennessee's earnings expectations for 2001, as opportunities continue to be explored for reinvestment into earnings enhancement initiatives.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------------
The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis included as Item 2 of Part I of this report and to Notes 1 and 24 of the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section contained in the financial appendix to the Corporation's 2001 Proxy Statement.

                                    Part II.

                               OTHER INFORMATION

Items 1, 2, 3, 4 and 5
-----------------------
As of the end of the first quarter, 2001, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

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

(b)      Reports on Form 8-K.

No report on Form 8-K was filed during first quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST TENNESSEE NATIONAL CORPORATION
                                    ------------------------------------
                                                (Registrant)



DATE:      05/15/01                 By:    /s/ Elbert L. Thomas Jr.
     ---------------------             ----------------------------------------
                                                Elbert L. Thomas Jr.
                                           Executive Vice President and
                                           Chief Financial Controller
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

    4 Instruments defining the rights of security holders, including indentures.*

[FN]
*The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.