Form 10-Q
period 2001-06-30
FIRST TENNESSEE NATIONAL CORP
filed 2001-08-10
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

    (Mark one)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number  000-4491
                        --------

                      FIRST TENNESSEE NATIONAL CORPORATION
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

            Tennessee                                      62-0803242
-----------------------------------                      --------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

165 Madison Avenue, Memphis, Tennessee                       38103
---------------------------------------                    ---------
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

Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                 127,228,403
-----------------------------        ----------------------------
           Class                     Outstanding on July 31, 2001

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

CONSOLIDATED STATEMENTS OF CONDITION                                                           First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          June 30                     December 31
                                                                              ---------------------------------       -------------
(Dollars in thousands)(Unaudited)                                                 2001                2000                2000
---------------------------------------------------------------------------------------------------------------       -------------
ASSETS:
Cash and due from banks                                                       $    741,436        $    844,741        $    838,148
Federal funds sold and securities
  purchased under agreements to resell                                              92,388             250,891             122,251
---------------------------------------------------------------------------------------------------------------       -------------
    Total cash and cash equivalents                                                833,824           1,095,632             960,399
---------------------------------------------------------------------------------------------------------------       -------------
Investment in bank time deposits                                                     1,098               1,096               3,629
Trading securities                                                                 589,852             374,211             253,796
Loans held for sale                                                              2,465,810           2,950,272           1,735,070
Securities available for sale                                                    1,977,007           2,069,712           2,200,741
Securities held to maturity (market value of
  $546,950 at June 30, 2001; $652,941 at
  June 30, 2000; and $619,728 at December 31, 2000)                                559,975             702,144             638,315
Loans, net of unearned income                                                    9,959,561           9,877,149          10,239,450
  Less:  Allowance for loan losses                                                 148,658             142,722             143,696
---------------------------------------------------------------------------------------------------------------       -------------
    Total net loans                                                              9,810,903           9,734,427          10,095,754
---------------------------------------------------------------------------------------------------------------       -------------
Premises and equipment, net                                                        269,029             293,219             286,107
Real estate acquired by foreclosure                                                 15,525              17,877              16,290
Mortgage servicing rights, net                                                     743,185             844,317             743,714
Intangible assets, net                                                             130,417             126,662             121,624
Capital markets receivables and other assets                                     1,399,551           1,595,047           1,499,647
---------------------------------------------------------------------------------------------------------------       -------------
TOTAL ASSETS                                                                  $ 18,796,176        $ 19,804,616        $ 18,555,086
===============================================================================================================       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Interest-bearing                                                            $  8,806,085        $  9,576,327        $  9,341,603
  Noninterest-bearing                                                            3,465,020           2,979,094           2,847,088
---------------------------------------------------------------------------------------------------------------       -------------
    Total deposits                                                              12,271,105          12,555,421          12,188,691
---------------------------------------------------------------------------------------------------------------       -------------
Federal funds purchased and securities
  sold under agreements to repurchase                                            2,771,149           3,217,788           2,981,026
Commercial paper and other short-term borrowings                                   395,512           1,149,036             456,535
Capital markets payables and other liabilities                                   1,355,778           1,120,789             996,574
Term borrowings  (Note 6)                                                          479,579             359,830             409,676
---------------------------------------------------------------------------------------------------------------       -------------
    Total liabilities                                                           17,273,123          18,402,864          17,032,502
---------------------------------------------------------------------------------------------------------------       -------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                                 100,000             100,000             100,000
Preferred stock of subsidiary                                                       44,137                  --              38,428
---------------------------------------------------------------------------------------------------------------       -------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
  but unissued)                                                                         --                  --                  --
Common stock - $.625 par value (shares authorized -
  400,000,000; shares issued - 126,336,782 at
  June 30, 2001; 130,232,828 at June 30, 2000;
  and 128,744,573 at December 31, 2000)                                             78,960              81,396              80,465
Capital surplus                                                                     97,342             140,854             115,775
Undivided profits                                                                1,177,967           1,091,374           1,172,548
Accumulated other comprehensive income                                              21,584             (10,712)             14,598
Deferred compensation on restricted stock incentive plans                           (3,199)             (4,884)             (4,183)
Deferred compensation obligation                                                     6,262               3,724               4,953
---------------------------------------------------------------------------------------------------------------       -------------
    Total shareholders' equity                                                   1,378,916           1,301,752           1,384,156
---------------------------------------------------------------------------------------------------------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 18,796,176        $ 19,804,616        $ 18,555,086
===============================================================================================================       =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                             First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30                            June 30
                                                              --------------------------------     --------------------------------
(Dollars in thousands except per share data)(Unaudited)             2001               2000              2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                      $  205,296         $  225,531        $  431,480         $  434,902
Interest on investment securities:
  Taxable                                                           42,400             47,977            86,658            101,453
  Tax-exempt                                                           399                493               839                998
Interest on mortgage loans held for sale                            45,287             57,869            79,938            103,237
Interest on trading securities                                      11,824              6,790            24,926             12,732
Interest on other earning assets                                     1,900              5,459             4,418             10,096
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                          307,106            344,119           628,259            663,418
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                            1,080              1,428             2,327              2,849
  Checking interest and money market account                        24,433             28,452            52,612             55,985
  Certificates of deposit under $100,000 and other time             29,941             31,284            62,821             61,647
  Certificates of deposit $100,000 and more                         37,125             57,650            82,407            102,945
Interest on short-term borrowings                                   40,009             67,746            94,519            130,804
Interest on term borrowings                                          7,650              5,703            15,388             11,838
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                         140,238            192,263           310,074            366,068
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                166,868            151,856           318,185            297,350
Provision for loan losses                                           17,436             17,077            36,425             32,574
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                149,432            134,779           281,760            264,776
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                   160,068             93,275           291,751            193,147
Divestitures                                                        70,033             40,921            81,467             40,921
Capital markets                                                     65,740             18,973           144,550             43,337
Deposit transactions and cash management                            31,674             29,731            59,434             56,144
Trust services and investment management                            14,409             16,058            29,605             32,052
Merchant processing                                                 11,330             12,310            22,960             23,340
Cardholder fees                                                      5,264              6,942             9,580             13,975
Equity securities gains/(losses)                                    (3,250)                --            (3,303)               475
Debt securities gains/(losses)                                        (140)                84              (237)             1,210
All other income and commissions                                    30,873             32,532            66,636             68,622
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                       386,001            250,826           702,443            473,223
-----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES              535,433            385,605           984,203            737,999
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives and benefits                     190,400            146,201           369,054            286,195
Amortization of mortgage servicing rights                           26,773             17,954            53,214             36,383
Occupancy                                                           18,310             21,721            35,562             40,108
Operations services                                                 16,691             17,170            31,514             34,531
Equipment rentals, depreciation and maintenance                     22,741             17,283            40,542             32,761
Communications and courier                                          11,785             12,277            23,096             24,296
Amortization of intangible assets                                    2,877              2,666             5,757              5,337
All other expense                                                  108,192             66,381           193,043            134,921
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                      397,769            301,653           751,782            594,532
-----------------------------------------------------------------------------------------------------------------------------------
PRETAX INCOME                                                      137,664             83,952           232,421            143,467
Applicable income taxes                                             48,650             28,529            81,035             48,521
-----------------------------------------------------------------------------------------------------------------------------------
Income before debt restructurings and cumulative
  effect of changes in accounting principles                        89,014             55,423           151,386             94,946
Debt restructurings and cumulative effect of
  changes in accounting principles                                  (3,225)                --           (11,393)                --
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $   85,789         $   55,423        $  139,993         $   94,946
===================================================================================================================================
EARNINGS PER COMMON SHARE BEFORE DEBT RESTRUCTURINGS
   AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES  (Note 3)                                         $      .70         $      .42        $     1.18         $      .73
EARNINGS PER COMMON SHARE  (Note 3)                                    .67                .42              1.09                .73
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE BEFORE DEBT
  RESTRUCTURINGS AND CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES  (Note 3)                            $      .68         $      .42        $     1.14         $      .72
DILUTED EARNINGS PER COMMON SHARE  (Note 3)                            .65                .42              1.06                .72
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                            127,889,957        130,612,102       128,593,538        130,503,240
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                               First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)(Unaudited)                                                                      2001                2000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                                                                 $ 1,384,156         $ 1,241,467
Net income                                                                                             139,993              94,946
Other comprehensive income:
  Cumulative effect of change in accounting principle                                                    1,449                  --
  Unrealized market adjustments, net of tax and
  reclassification adjustment                                                                            5,537              11,040
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                   146,979             105,986
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared                                                                                (56,084)            (57,294)
Common stock issued for exercise of stock options                                                       49,135               4,822
Elliot Ames, Inc. acquisition                                                                               --               1,385
Tax benefit from non-qualified stock options                                                            19,055                  --
Common stock repurchased                                                                              (171,369)             (5,474)
Amortization on restricted stock incentive plans                                                           984               1,019
Other                                                                                                    6,060               9,841
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30                                                                                   $ 1,378,916         $ 1,301,752
===================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                         First Tennessee National Corporation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Six Months Ended June 30
                                                                                                   --------------------------------
(Dollars in thousands)(Unaudited)                                                                      2001                2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                         $   139,993         $    94,946
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Provision for loan losses                                                                           36,425              32,574
    Provision for deferred income tax                                                                   13,244               7,039
    Depreciation and amortization of premises and equipment                                             28,411              29,187
    Amortization and impairment of mortgage servicing rights                                            95,801              36,383
    Amortization of intangible assets                                                                    5,757               5,337
    Net other amortization and accretion                                                                 7,581              21,994
    Net increase in net derivative product assets                                                      106,617                  --
    Market value adjustment on foreclosed property                                                       4,478               2,983
    Loss on sale of securitized loans                                                                       --               1,315
    Equity securities (gains)/losses                                                                     3,303                (475)
    Debt securities (gains)/losses                                                                         237              (1,210)
    Net losses on disposal of fixed assets                                                               7,324                 140
    Gains on divestitures                                                                              (81,467)            (40,921)
    Net (increase)/decrease in:
      Trading Securities                                                                              (181,332)           (227,170)
      Mortgage loans held for sale                                                                    (730,740)           (800,919)
      Capital markets receivables                                                                      (74,231)           (227,336)
      Interest receivable                                                                               12,896              (3,515)
      Other assets                                                                                     (33,696)           (121,608)
    Net increase/(decrease)in:
      Capital markets payables                                                                         152,585             233,229
      Interest payable                                                                                  (9,316)            (11,005)
      Other liabilities                                                                                180,960             (18,564)
-----------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                             (455,163)         (1,082,542)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used)/provided by operating activities                                                      (315,170)           (987,596)
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
  Maturities                                                                                            77,398              67,596
  Purchases                                                                                                 --                (500)
Available for sale securities:
  Sales                                                                                                 95,031             279,536
  Maturities                                                                                           357,792             282,099
  Purchases                                                                                           (384,090)           (362,611)
Premises and equipment:
  Sales                                                                                                     65               4,171
  Purchases                                                                                            (15,559)            (23,909)
Proceeds from loan securitizations                                                                          --             184,379
Net increase in loans                                                                                 (247,034)           (733,511)
Net increase in investment in bank time deposits                                                         2,531               2,167
Proceeds from divestitures                                                                             453,279              57,565
Acquisitions, net of cash and cash equivalents acquired                                                 (1,925)                 --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                  337,488            (243,018)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
  Exercise of stock options                                                                             50,027               4,961
  Cash dividends                                                                                       (56,472)            (57,142)
  Repurchase of shares                                                                                (171,368)             (5,486)
Term borrowings:
  Issuance                                                                                             209,958              51,200
  Payments                                                                                            (190,209)            (50,185)
Net increase/(decrease) in:
  Deposits                                                                                             230,071           1,186,971
  Short-term borrowings                                                                               (220,900)            (39,687)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                             (148,893)          1,090,632
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                             (126,575)           (139,982)
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                       960,399           1,235,614
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $   833,824         $ 1,095,632
===================================================================================================================================
Total interest paid                                                                                $   318,991         $   376,812
Total income taxes paid                                                                                 89,663              82,239
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2001 Proxy Statement.

On June 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. Under SFAS No. 141 all business combinations initiated after June 30, 2001, must be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to an assessment for impairment using a fair-value-based test at least annually. Goodwill associated with equity-method investments is also no longer amortized, but impairment analysis is governed by existing impairment guidance for equity-method investments and not the new impairment rules. Also under the new rules, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold or otherwise transferred, regardless of the acquirer's intent to do so. These new rules are expected to result in more intangible assets being separated from goodwill than generally occurs today. The resulting assets will be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for First Tennessee will mean January 1, 2002. First Tennessee estimates the impact of adopting these new standards will be to reduce noninterest expense annually by approximately $7 million pre-tax without regard to any new acquisitions or future impairment that may occur, the effect of which cannot be predicted at this time.

On January 1, 2001, First Tennessee adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. SFAS No. 133 establishes accounting standards requiring that every derivative instrument (including certain instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the instrument's fair value be recognized currently in earnings (or other comprehensive income). If certain criteria are met, changes in the fair value of the asset or liability being hedged are also recognized currently in earnings. Upon adoption of SFAS No. 133 all derivative instruments were measured at fair value with differences between the previous book value and fair value reported as part of a cumulative effect adjustment, except to the extent that they related to hedges of the variable cash flow exposure of forecasted transactions. To the extent the adoption adjustment related to hedges of the variable cash flow exposure of a forecasted transaction, the remainder of the accounting adjustment, a $1.4 million gain (after-tax) was reported as a cumulative effect adjustment of comprehensive income in first quarter 2001. Offsetting gains and losses on hedged assets and liabilities were recognized as adjustments of their respective book values at the adoption date as part of this cumulative effect adjustment. Additionally, EITF Issue 99-20, which provides impairment and interest income recognition and measurement guidance for interests retained in a securitization transaction accounted for as a sale, was adopted. The initial impact of adopting SFAS No. 133 and EITF Issue 99-20 was an $8.2 million loss (after-tax) net transition adjustment that was recognized as the cumulative effect of a change in accounting principle in first quarter 2001.

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee's view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized mortgage servicing rights, which currently have an average life of approximately seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings ($3.6 million pre-tax gain for the six-month period ending June 30, 2001) is not indicative of the expected long-term performance of this hedging practice.

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the FASB. One such potential issue involves the determination of the components of value of mortgage banking interest rate lock commitments, which have tentatively been determined to be a derivative instrument by FASB. Under First Tennessee's interpretation of the components of value of an interest rate lock commitment a portion of the gain or loss from the sale of the related mortgage loan is recognized in mortgage banking noninterest income at the time the commitment is made ($16.2 million gain for the six months ending June 30, 2001). Under pre-SFAS No. 133 rules all of the gain or loss was recognized at the time the loan was sold into the secondary market. As the FASB continues to deliberate potential changes to the new rules the potential exists for a conflict between First Tennessee's interpretation and that of the FASB, the effects of which cannot presently be anticipated.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires substantial disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The disclosure provisions of the statement were effective immediately and have been adopted by First Tennessee. Other provisions became effective for transactions occurring after March 31, 2001. Adoption of the new provisions of SFAS No. 140 was not material to First Tennessee's consolidated financial position or results of operations.

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

NOTE 2 - DIVESTITURES/ACQUISITIONS

On June 6, 2001, First Tennessee Bank National Association (FTBNA), the primary banking subsidiary of First Tennessee, along with its partner, International Business Machines Corporation (IBM) completed the sale of its interests in Check Solutions Company to Carreker Corporation of Dallas, Texas. First Tennessee recognized a divestiture gain of $44.9 million.

On April 27, 2001, First Tennessee completed the sale of its wholly owned subsidiary, Peoples and Union Bank, of Lewisburg, Tennessee to First Farmers & Merchants National Bank, of Columbia, Tennessee. First Tennessee recognized a divestiture gain of $13.1 million.

On April 2, 2001, FTBNA sold its existing portfolio of education loans totaling $342.1 million to Educational Funding of the South, Inc. The transaction resulted in a divestiture gain of $11.8 million.

On January 17, 2001, FTBNA completed the sale of $31.4 million of its affinity, co-branded, and certain single relationship credit card accounts and assets, to MBNA Corporation for $37.9 million. The transaction resulted in a divestiture gain of $5.9 million.

On October 18, 2000, FTBNA sold its corporate and municipal trust business to The Chase Manhattan Bank. This transaction resulted in an additional divestiture gain of $4.5 million due to an earn-out received in first quarter 2001.

On November 15, 2000, First Tennessee Securities Corporation (FTSC), a wholly owned subsidiary of FTBNA, signed a definitive purchase agreement to acquire certain assets of Midwest Research-Maxus Group Limited, a Cleveland-based institutional equity research firm. This transaction was completed for approximately $13.7 million on January 2, 2001.

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30                            June 30
                                                        -----------------------------     ------------------------------
(Dollars in thousands, except per share data)                2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------------------
Income before debt restructurings and cumulative
  effect of changes in accounting principles                 $ 89,014         $ 55,423        $ 151,386         $ 94,946
Debt restructurings and cumulative effect of changes
  in accounting principles                                     (3,225)              --          (11,393)              --
------------------------------------------------------------------------------------------------------------------------
Net income                                                   $ 85,789         $ 55,423        $ 139,993         $ 94,946
========================================================================================================================

Weighted average shares outstanding                       127,180,282      130,091,044      127,903,890      130,003,997
Shares attributable to deferred compensation                  709,675          521,058          689,648          499,243
------------------------------------------------------------------------------------------------------------------------
Total weighted average shares                             127,889,957      130,612,102      128,593,538      130,503,240
========================================================================================================================

EARNINGS PER COMMON SHARE:
Income before debt restructurings and cumulative
  effect of changes in accounting principles                 $    .70         $    .42        $    1.18         $    .73
Debt restructurings and cumulative effect of changes
  in accounting principles                                       (.03)              --             (.09)              --
------------------------------------------------------------------------------------------------------------------------
Net income                                                   $    .67         $    .42        $    1.09         $    .73
========================================================================================================================

Weighted average shares outstanding                       127,889,957      130,612,102      128,593,538      130,503,240
Dilutive effect due to stock options                        3,978,163        1,232,741        3,794,194        1,691,628
------------------------------------------------------------------------------------------------------------------------
Total weighted average shares, as adjusted                131,868,120      131,844,843      132,387,732      132,194,868
========================================================================================================================

DILUTED EARNINGS PER SHARE COMPUTATION:
Income before debt restructurings and cumulative
  effect of changes in accounting principles                 $    .68         $    .42        $    1.14         $    .72
Debt restructurings and cumulative effect of changes
  in accounting principles                                       (.03)              --             (.08)              --
------------------------------------------------------------------------------------------------------------------------
Net income                                                   $    .65         $    .42        $    1.06         $    .72
========================================================================================================================

NOTE 4 - LOANS

The composition of the loan portfolio at June 30 is detailed below:

(Dollars in thousands)                                 2001              2000
--------------------------------------------------------------------------------
Commercial:
   Commercial, financial and industrial            $4,064,002         $3,765,682
   Real estate commercial                             946,233            893,415
   Real estate construction                           427,737            398,914
Retail:
   Real estate residential                          3,574,439          3,284,204
   Real estate construction                           182,780            151,923
   Consumer                                           487,602            829,756
   Credit card receivables                            276,768            553,255
--------------------------------------------------------------------------------
  Loans, net of unearned income                    $9,959,561         $9,877,149
Allowance for loan losses                             148,658            142,722
--------------------------------------------------------------------------------
Total net loans                                    $9,810,903         $9,734,427
================================================================================

The following table presents information concerning nonperforming loans at June 30:

(Dollars in thousands)                          2001                        2000
--------------------------------------------------------------------------------
Impaired loans                            $   54,258                  $    6,337
Other nonaccrual loans                        24,676                      20,225
--------------------------------------------------------------------------------
Total nonperforming loans                 $   78,934                  $   26,562
================================================================================

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                       Three Months Ended      Six Months Ended
                                            June 30                June 30
                                      -------------------    -------------------
(Dollars in thousands)                   2001        2000        2001       2000
--------------------------------------------------------------------------------
Total interest on impaired loans      $   113     $   99      $   192     $  194
Average balance of impaired loans      59,809      7,686       54,268      7,612
--------------------------------------------------------------------------------

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 2001 and 2000, is summarized as follows:

(Dollars in thousands)           Non-impaired        Impaired         Total
------------------------------------------------------------------------------
Balance on December 31, 1999       $ 136,978         $   2,625      $ 139,603
Provision for loan losses             30,770             1,804         32,574
Securitization adjustment             (2,173)               --         (2,173)
Charge-offs                           28,323             3,086         31,409
  Less loan recoveries                 3,321               806          4,127
------------------------------------------------------------------------------
    Net charge-offs                   25,002             2,280         27,282
------------------------------------------------------------------------------
Balance on June 30, 2000           $ 140,573         $   2,149      $ 142,722
==============================================================================

Balance on December 31, 2000       $ 128,339         $  15,357      $ 143,696
Provision for loan losses             24,861            11,564         36,425
Divestiture                           (1,337)               --         (1,337)
Charge-offs                           27,034             8,167         35,201
  Less loan recoveries                 3,717             1,358          5,075
------------------------------------------------------------------------------
    Net charge-offs                   23,317             6,809         30,126
------------------------------------------------------------------------------
BALANCE ON JUNE 30, 2001           $ 128,546         $  20,112      $ 148,658
==============================================================================

NOTE 5 - BUSINESS SEGMENT INFORMATION

First Tennessee provides traditional retail/commercial banking and other financial services to its customers. These products and services are categorized into two broad groups: a regional banking group and national lines of business. The regional banking group provides a comprehensive package of financial services including traditional banking, trust services, investments, asset management, insurance, and credit card services to its customers. The national lines of business include mortgage banking, capital markets and transaction processing. The Other segment is used to isolate corporate items such as debt restructurings and the cumulative effect of changes in accounting principles SFAS No. 133 and EITF 99-20 which were adopted on January 1, 2001. The Other segment also includes expense related to guaranteed preferred beneficial interests in First Tennessee's junior subordinated debentures and securities gains or losses which include any venture capital gains or losses and related incentive costs.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the quarterly and year to date periods ending June 30, 2001 and 2000.

                                          Regional
                                           Banking         Mortgage        Capital       Transaction
(Dollars in thousands)                       Group          Banking        Markets       Processing        Other       Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2Q01
Interest income                        $   228,071      $    65,219       $  9,748      $   4,068       $     --       $    307,106
Interest expense                            92,720           38,814          8,160            544             --            140,238
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                      135,351           26,405          1,588          3,524             --            166,868
Other revenues                             135,288          165,214         65,895         22,994         (3,390)           386,001
Other expenses*                            166,183          172,174         46,689         28,036          2,123            415,205
------------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                           104,456           19,445         20,794         (1,518)        (5,513)           137,664
Income taxes                                36,418            7,039          7,865           (577)        (2,095)            48,650
------------------------------------------------------------------------------------------------------------------------------------
  Income before
   debt restructurings                      68,038           12,406         12,929           (941)        (3,418)            89,014
Debt restructurings                             --               --             --             --         (3,225)            (3,225)
------------------------------------------------------------------------------------------------------------------------------------
Net income                             $    68,038      $    12,406       $ 12,929      $    (941)      $ (6,643)      $     85,789
====================================================================================================================================
Average assets                         $12,751,454      $ 4,954,253       $923,577      $ 541,848       $     --       $ 19,171,132
------------------------------------------------------------------------------------------------------------------------------------
2Q00
Interest income                        $   253,779      $    77,042       $  9,124      $   4,174       $     --       $    344,119
Interest expense                           118,180           64,968          8,614            501             --            192,263
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                      135,599           12,074            510          3,673             --            151,856
Other revenues                              64,640          137,367         19,727         29,008             84            250,826
Other expenses*                            131,985          141,496         17,178         25,948          2,123            318,730
------------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                            68,254            7,945          3,059          6,733         (2,039)            83,952
Income taxes                                22,715            2,927          1,104          2,558           (775)            28,529
------------------------------------------------------------------------------------------------------------------------------------
Net income                             $    45,539      $     5,018       $  1,955      $   4,175       $ (1,264)      $     55,423
====================================================================================================================================
Average assets                         $12,960,731      $ 5,415,659       $637,580      $ 557,135       $     --       $ 19,571,105
------------------------------------------------------------------------------------------------------------------------------------
YEAR TO DATE 2001
Interest income                        $   478,234      $   121,113       $ 21,012      $   7,900       $     --       $    628,259
Interest expense                           209,405           80,145         19,329          1,195             --            310,074
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                      268,829           40,968          1,683          6,705             --            318,185
Other revenues                             214,018          300,700        144,830         46,435         (3,540)           702,443
Other expenses*                            319,694          312,128        100,687         51,452          4,246            788,207
------------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                           163,153           29,540         45,826          1,688         (7,786)           232,421
Income taxes                                55,142           10,858         17,353            641         (2,959)            81,035
------------------------------------------------------------------------------------------------------------------------------------
  Income before debt
   restructurings and
   cumulative effect of
   changes in accounting
   principles                              108,011           18,682         28,473          1,047         (4,827)           151,386
Debt restructurings and
   cumulative effect of
   changes in accounting
   principles                                   --               --             --             --        (11,393)           (11,393)
------------------------------------------------------------------------------------------------------------------------------------
Net income                             $   108,011      $    18,682       $ 28,473      $   1,047       $(16,220)      $    139,993
====================================================================================================================================
Average assets                         $12,991,747      $ 4,595,249       $933,834      $ 550,635       $     --       $ 19,071,465
------------------------------------------------------------------------------------------------------------------------------------
Year to Date 2000
Interest income                        $   492,945      $   144,842       $ 17,631      $   8,000       $     --       $    663,418
Interest expense                           225,225          123,336         16,521            986             --            366,068
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                      267,720           21,506          1,110          7,014             --            297,350
Other revenues                             130,656          240,425         44,176         56,281          1,685            473,223
Other expenses*                            265,162          270,487         37,081         50,130          4,246            627,106
------------------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                           133,214           (8,556)         8,205         13,165         (2,561)           143,467
Income taxes                                44,679           (3,199)         3,013          5,001           (973)            48,521
------------------------------------------------------------------------------------------------------------------------------------
Net income                             $    88,535      $    (5,357)      $  5,192      $   8,164       $ (1,588)      $     94,946
====================================================================================================================================
Average assets                         $12,792,939      $ 5,265,614       $642,498      $ 569,608       $     --       $ 19,270,659
------------------------------------------------------------------------------------------------------------------------------------

* Includes loan loss provision.

NOTE 6 - TERM BORROWINGS

The following table presents information pertaining to term borrowings (debt with original maturities greater than one year) for First Tennessee and its subsidiaries. This table reflects the debt restructuring that occurred during second quarter 2001 which resulted in a $5.1 million pre-tax loss ($3.2 million after-tax loss) reported as an extraordinary item on the Consolidated Statements of Income.

                                                                         June 30                 December 31
                                                               ------------------------------    -----------
(Dollars in thousands)                                           2001                 2000           2000
---------------------------------------------------------------------------------------------    -----------
FIRST TENNESSEE NATIONAL CORPORATION:
Subordinated capital notes:
  Matures on November 15, 2005 -- 6 3/4%                       $ 74,642              $ 74,561       $ 74,601
FIRST TENNESSEE BANK NATIONAL ASSOCIATION:
Notes payable to Federal Home Loan Bank:
  Matures on June 27, 2005 -- 4.14%                              50,000                    --             --
  Matures through November 1, 2009 -- 8.10%                       1,683                 1,883          1,783
  Matures through January 1, 2028 -- 4.00%                           39                    40             40
  Matures through May 1, 2028 -- 4.00%                               38                    39             38
  Matures through June 1, 2029 -- 4.00%                              42                    43             43
  Maturity September 16, 2002 -- 5.42%                               --                50,000             --
  Maturity January 12, 2005 -- 6.125%                                --                    --         50,000
  Maturity September 05, 2003 -- 6.67%                               --                    --         50,000
Bank notes:
  Payable to CS First Boston - matures
   May 23, 2003 -- 4.205%                                        69,960                    --             --
  Payable to the United Nations - matures
   April 2, 2004 -- 5.315%                                       50,000                    --             --
Subordinated bank notes:
  Matures on April 1, 2008 -- 6.40%                              89,525                89,454         89,490
  Matures on December 1, 2008 -- 5.75%                          140,502               140,350        140,426
FT REAL ESTATE SECURITIES COMPANY, INC.:
Preferred stock minority interest                                    --                    99             --
FIRST NATIONAL BANK OF SPRINGDALE:
Notes payable to Federal Home Loan Bank:
  Matures through April 1, 2009 -- 5.885%                           893                   964            929
  Matures through June 2, 2009 -- 5.885%                            550                   590            570
  Matures through May 1, 2009 -- 5.698%                             563                   618            590
  Matures through April 1, 2005 -- 7.345%                         1,142                 1,189          1,166
---------------------------------------------------------------------------------------------    -----------
Total                                                          $479,579              $359,830       $409,676
=============================================================================================    ===========

NOTE 7 - CONTINGENCIES

In May 1996, FTBNA was named as a defendant in a purported nationwide class action lawsuit filed in federal court in Alabama in which plaintiffs assert that FTBNA and another defendant engaged in unfair and deceptive practices in connection with the financing of satellite dish television systems (satellite systems). The complaint alleges violations of the Truth in Lending Act (TILA) and the federal RICO statute, and fraud by suppression with respect to Alabama residents. In addition to these theories, plaintiffs proceed against FTBNA on an agency theory. This case has been certified as a nationwide class action on the TILA statutory damages claim which has a cap of $500,000 plus attorney fees. In addition to the Alabama lawsuit, in September 1997, a conditionally certified multi-state class action was filed in state court in Tennessee relating to the same satellite systems financing program. The complaint asserts that material facts were withheld from the purchasers in connection with the financing and that purchasers were misled as to the true nature and conditions of the program. The complaint also alleges unjust enrichment, violations of the Tennessee Consumer Protection Act, negligent training, supervision, and monitoring of persons presenting the terms of financing, as well as civil conspiracy and fraudulent concealment of the causes of action. Plaintiffs seek an accounting of monies received by FTBNA, unspecified compensatory damages, including treble damages as well as punitive damages, injunctive relief, attorney fees, costs, and expenses. The case is presently certified as a class action and FTBNA and First Tennessee have filed a request for an interlocutory appeal on this issue. A third case originally filed in state court in Mississippi has been transferred to bankruptcy court in the Middle District of Tennessee where it is now pending. Plaintiffs allege violations of a Mississippi statute, Mississippi common law, and seek rescission and cancellation of the contracts. The complaint seeks $45 million in actual damages and $900 million in punitive damages. In 2000, two additional satellite dish cases were filed in the Choctaw Tribal Court. Plaintiffs allege false and negligent misrepresentations, fraudulent disclosure, fraud, negligent and wonton hiring, training, and supervision, and mental and emotional distress. Each complaint seeks rescission of the contract, the return of all monies paid, unquantified actual and punitive damages, attorney fees and injunctive relief. In 2001, another satellite dish case was filed by multiple plaintiffs in state court in Mississippi. The complaint alleges breach of fiduciary duty, intentional and/or reckless fraud, and fraud by suppression and/or concealment and seeks compensatory and punitive damages, interest, and attorney fees. FTBNA and First Tennessee deny liability, deny that any co-defendant is their agent, and intend to defend these actions vigorously.

In 2001, the Tennessee Supreme Court affirmed the Court of Appeals judgment affirming an award of compensatory damages of $209,156 against FTBNA (as the successor by merger to Community Bank of Germantown) as well as a $60,000 award in favor of FTBNA against plaintiff, reversed the Court of Appeals' reversal of the award of punitive damages against FTBNA, vacated the trial court's award of punitive damages and remanded the case to the trial court to consider the record, take such additional evidence as necessary, and apply the factors outlined in a prior Tennessee Supreme Court opinion to arrive at an award of punitive damages. The punitive damages hearing has been set for November 5, 2001.

In addition to these cases, various other claims and lawsuits are pending against First Tennessee and its subsidiaries. Although First Tennessee cannot predict the outcome of the foregoing actions, after consulting with counsel, it is management's opinion that when resolved, the amount, if any, will not have a material adverse effect on the consolidated financial statements of First Tennessee and its subsidiaries.

Numerous banks and other mortgage lenders, including a First Tennessee subsidiary, have been sued in actions seeking class certification in various courts by mortgage borrowers on the theory that yield spread premiums paid to mortgage brokers constitute referral fees in violation of the Real Estate Settlement Practices Act ("RESPA"). Under RESPA, the liability for an impermissible referral fee is three times the amount of the fees, and, accordingly, the amount of potential damages is substantial. The determination and the statements of the Eleventh Circuit referred to hereafter are inconsistent with holdings by other federal courts. On June 15, 2001, the Court of Appeals for the Eleventh Circuit issued an opinion against a lender unaffiliated with First Tennessee upholding class certification by the district court. Although the court's decision is procedural and does not contain a direct finding on liability, certain statements in the decision could be interpreted to suggest a liability standard which would be favorable to the plaintiff borrowers. A petition for reconsideration of the Eleventh Circuit opinion and/or for rehearing of that appeal en banc has been filed. First Tennessee believes that its subsidiary's yield spread premium payments, which are consistent with industry practice, are lawful, and intends to defend vigorously the lawsuits against it. Because, however, the suits against the First Tennessee subsidiary are in an early stage of litigation, and the law in this area is not clearly established, First Tennessee cannot at this time evaluate with any degree of precision either the likelihood of an unfavorable outcome or the dollar amount of any potential loss exposure.

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three-month and six-month periods ended June 30, 2001, compared to the three-month and six-month periods ended June 30, 2000. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2000 financial statements, notes, and management's discussion and analysis is provided in the 2000 Annual Financial Disclosures and 2001 Proxy Statement.


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


FINANCIAL SUMMARY (COMPARISON OF SECOND QUARTER 2001 TO SECOND QUARTER 2000)

Earnings for second quarter 2001 were $89.0 million before the effect of debt restructurings, or $.68 per diluted common share. After the effect of debt restructurings, earnings were $85.8 million for second quarter 2001, an increase of 55 percent from last year's second quarter earnings of $55.4 million. Diluted earnings per common share after debt restructurings were $.65 in 2001, an increase of 55 percent from the $.42 earned in 2000. Before the effect of debt restructurings, earnings per common share were $.70 for second quarter 2001. Earnings per common share after debt restructurings were $.67, an increase of 60 percent from $.42 for second quarter 2000. Return on average shareholders' equity was 25.1 percent and return on average assets was 1.79 percent for second quarter 2001. For the same period in 2000, return on average shareholders' equity was 17.4 percent and return on average assets was 1.14 percent.

The growth in earnings was influenced by nonoperating gains, primarily from divestitures, which totaled $70.2 million (pre-tax) in second quarter 2001. Certain nonoperating expenses and losses, such as costs related to efficiency and revenue enhancement programs and divestitures, which totaled $38.3 million in second quarter 2001, reduced the impact of these gains.

On June 30, 2001, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($4.4 billion) and total assets ($18.8 billion). On June 30, 2000, market capitalization was $2.2 billion and total assets were $19.8 billion.

Total revenue increased 38 percent from second quarter 2000, with a 55 percent increase in fee income (noninterest income excluding securities gains and losses) and a 10 percent increase in net interest income.


NONINTEREST INCOME
------------------

Fee income provides the majority of First Tennessee's revenue. In second quarter 2001, fee income contributed 70 percent to total revenues compared with 62 percent for the same period in 2000. Second quarter 2001 fee income increased 55 percent to $389.4 million, from $250.7 million for 2000. Fee income in capital markets and mortgage banking increased 246 percent and 72 percent, respectively, over the levels achieved in second quarter 2000. A more detailed discussion follows.

MORTGAGE BANKING

First Horizon Home Loans, a subsidiary of FTBNA, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market while a majority (approximately 55 percent in second quarter 2001) of the rights to service such loans are sold under flow servicing sales agreements (in prior years a majority of the rights were retained). Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. Subsequent to the 2001 adoption of new accounting standards related to derivatives (Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and EITF 99-20), a portion of the gain or loss formerly recognized with the sale of a mortgage loan is now recognized at the time an interest rate lock commitment is made (see also Other - Further Interpretations of SFAS No. 133). Secondary marketing activities include gains or losses from mortgage warehouse hedging activities, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its mortgage servicing rights through changing interest rate environments. Miscellaneous income includes servicing rights net value changes (see also Other - Accounting for Derivative Instruments and Hedging Activities), income from the foreclosure repurchase program and other miscellaneous items including net gains or losses related to rebalancing hedges of mortgage servicing rights in 2000.

Mortgage banking fee income increased 72 percent to $160.0 million from $93.3 million for second quarter 2000 as shown in Table 1.


TABLE 1 - MORTGAGE BANKING

                                               Second Quarter                               Six Months
                                         -------------------------       Growth     ------------------------           Growth
(Dollars in millions)                       2001            2000        Rate (%)     2001            2000             Rate (%)
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Loan origination fees                  $    53.2       $    34.8        53.2       $    87.2       $    60.5            44.3
  Secondary marketing activities              66.8            28.7       132.5           122.4            45.3           170.2
-------------------------------------------------------------------------------------------------------------------------------
      Mortgage origination function          120.0            63.5        89.0           209.6           105.8            98.2
-------------------------------------------------------------------------------------------------------------------------------
  Servicing fees                              38.1            38.6        (1.2)           79.0            77.8             1.6
  Gains/(losses) from
     trading securities                       (4.8)             --         N/A            (7.1)             --             N/A
  Bulk sales of mortgage
     servicing rights                           --             (.2)        N/A              --            13.7             N/A
  Miscellaneous                                6.7            (8.6)      176.7            10.2            (4.1)          344.9
-------------------------------------------------------------------------------------------------------------------------------
      Total noninterest income           $   160.0       $    93.3        71.6       $   291.7       $   193.2            51.1
===============================================================================================================================
Refinance originations                   $ 3,812.9       $   656.5       480.8       $ 6,823.7       $ 1,312.9           419.8
Home purchase-related
     originations                          2,884.9         3,630.1       (20.5)        5,100.8         6,482.1           (21.3)
-------------------------------------------------------------------------------------------------------------------------------
      Mortgage loan originations         $ 6,697.8       $ 4,286.6        56.3       $11,924.5       $ 7,795.0            53.0
===============================================================================================================================
Servicing portfolio                      $44,967.1       $45,774.3        (1.8)      $44,967.1       $45,774.3            (1.8)
-------------------------------------------------------------------------------------------------------------------------------


Origination activity increased 56 percent due to the impact that lower interest rates had on refinance activity, which increased $3.2 billion. Total origination volume, consisting of home purchase-related mortgages and refinances, was $6.7 billion in second quarter 2001 compared with $4.3 billion in the previous year. Home purchase-related mortgage originations decreased $.7 billion due to the closing of less profitable production offices and the divestiture of HomeBanc in 2000. Fees from the mortgage origination process (loan origination fees, profits from the sale of loans, flow sales of mortgage servicing rights, and other secondary marketing activities) increased 89 percent to $120.0 million from $63.5 in second quarter 2000. This increase was primarily the result of more loans sold into the secondary market due to increased production, a return to more normal margins, and improvement in the results in hedging and other loan sale activities as well as the recognition this year of the value of interest rate lock commitments. Going forward, the percentage of originations from refinanced mortgages is expected to decline as a result of the recent stabilization of mortgage interest rates. Home purchase-related mortgage originations should be reflective of the relative strength of the economy. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

The mortgage servicing portfolio (which includes servicing for ourselves and others) totaled $45.0 billion on June 30, 2001, compared to $45.8 billion on June 30, 2000. Mortgage servicing fees for second quarter 2001 were $38.1 million compared with $38.6 million for the same period in 2000. In second quarter 2001, there were no bulk purchases or sales of mortgage servicing rights.

For second quarter 2001 a net loss of $4.8 million related to market value adjustments on interest only strips that were classified as trading securities in first quarter 2001 was recognized in mortgage banking income. Miscellaneous mortgage income totaled $6.7 million for second quarter 2001 compared to a net loss of $8.6 million in 2000, which included $13.9 million of losses on hedge instruments associated with the mortgage servicing rights portfolio.

CAPITAL MARKETS

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates. For second quarter 2001, capital markets fee income increased 246 percent to $65.7 million from $18.9 million in 2000. Total underwritings during second quarter 2001 were $14.5 billion compared to $4.1 billion for the same period in 2000. Total securities bought and sold were $359.1 billion for second quarter 2001, up from $188.2 billion in the same period in 2000. This increased activity reflects continued growth and penetration into our targeted institutional customer base. Additionally, fee income was favorably impacted during second quarter 2001 by revenues from new products and services that capital markets began offering in the middle of 2000 ($4.5 million) and the acquisition of Midwest Research, an equity research and sales division, in first quarter 2001 ($5.7 million). Going forward, market conditions are likely to stabilize, but new products and services will continue to impact revenues favorably. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A.

OTHER FEE INCOME

For second quarter 2001, gains from divestitures were $70.1 million due to gains from the sale of a portfolio of student loans ($12 million), the sale of Peoples and Union Bank ($13 million) and the sale of First Tennessee's partnership interest in Check Solutions Company ($45 million). There were divestiture gains of $40.9 million in second quarter 2000 from the sale of the HomeBanc Mortgage division. Fee income from deposit transactions and cash management for second quarter 2001 increased 7 percent to $31.6 million from $29.7 million in 2000. Trust services and investment management fees decreased 10 percent to $14.4 million from $16.1 million in 2000, primarily due to the divestiture of corporate and municipal trust in fourth quarter 2000 and a decline in market values of managed portfolios which fell 6 percent to $9.2 billion on June 30, 2001, from $9.8 billion on June 30, 2000. Second quarter 2001 fee income from merchant processing decreased 8 percent to $11.4 million from $12.3 million in 2000 primarily due to a slowdown in the hospitality industry. Cardholder fees decreased 24 percent to $5.3 million from $7.0 million in second quarter 2000 primarily due to the sales of the credit card accounts in fourth quarter 2000 and first quarter 2001. All other income and commissions decreased 5 percent to $30.8 million from $32.5 million in second quarter 2000 primarily due to the sale of MONEY BELT in fourth quarter 2000.

SECURITY GAINS/LOSSES
---------------------

Second quarter 2001 net security losses of $3.4 million were primarily related to First Tennessee's venture capital subsidiaries. For the second quarter 2000 net security gains were $.1 million.

NET INTEREST INCOME
-------------------

Net interest income increased 10 percent to $167.5 million from $152.5 million in second quarter 2000, primarily due to lower funding costs. Earning assets remained relatively flat with an average of $16.2 billion in second quarter 2001 compared to $16.3 billion for the same period in 2000. The consolidated net interest margin (margin) increased to 4.15 percent for second quarter 2001 compared with 3.74 percent in 2000. The margin was positively impacted by improvement in the negative impact from mortgage banking due to a steeper yield curve. For second quarter 2001, the regional banking group's margin increased to
4.94 percent from 4.91 percent primarily due to the lower funding costs. Table 2 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the second quarters of 2001 and 2000.

TABLE 2 - NET INTEREST MARGIN

                                                        Second Quarter
                                               ---------------------------------
                                                2001                       2000
--------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                     7.70%                      8.46%
   Rates paid on interest-bearing
     liabilities                                3.80                       4.60
--------------------------------------------------------------------------------
     Net interest spread                        3.90                       3.86
--------------------------------------------------------------------------------
   Effect of interest-free sources               .88                        .88
   Loan fees                                     .16                        .17
   FRB interest and penalties                     --                         --
--------------------------------------------------------------------------------
     Net interest margin - Regional
       banking group                            4.94%                      4.91%
MORTGAGE BANKING                                (.61)                     (1.03)
CAPITAL MARKETS                                 (.18)                      (.15)
TRANSACTION PROCESSING                            --                        .01
--------------------------------------------------------------------------------
Net interest margin                             4.15%                      3.74%
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

Going forward, if short-term rates remain at current levels or continue to decline and the slope of the yield curve does not flatten, the margin is likely to remain stable or increase. However, the consolidated margin will continue to be influenced by the activity levels in the nonbanking lines of business, especially from mortgage banking. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.


NONINTEREST EXPENSE
-------------------

Total noninterest expense for second quarter 2001 increased 32 percent to $397.8 million from $301.7 million in 2000. The type and level of activity in mortgage banking and capital markets effect changes in personnel and total noninterest expense. Excluding mortgage banking, capital markets, and the second quarter 2001 nonoperating expenses, total noninterest expense increased 6 percent. Going forward, capital markets, mortgage banking and investments in efficiency and revenue enhancement programs will influence the level of noninterest expense.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 30 percent from the previous year primarily due to higher activity levels in mortgage banking and capital markets in second quarter 2001. Personnel expense in second quarter 2001 included $4.2 million in nonoperating expenses related to early retirement, severance and commissions associated with marketing campaign initiatives. Excluding mortgage banking, capital markets and the second quarter 2001 nonoperating expenses, personnel expense increased 4 percent. Additional business line information related to expenses is provided in Table 3 and the discussion that follows.

TABLE 3 - NONINTEREST EXPENSE COMPOSITION

                               Second Quarter                               Six Months
                            --------------------       Growth          -------------------      Growth
(Dollars in millions)         2001         2000        Rate(%)           2001         2000      Rate(%)
--------------------------------------------------------------------------------------------------------
Mortgage banking            $ 170.6      $ 141.5         20.6          $ 309.3      $ 270.5        14.3
Regional banking group        150.3        114.9         30.8            286.1        232.6        23.0
Capital markets                46.7         17.2        171.8            100.7         37.1       171.5
Transaction processing         28.1         26.0          8.0             51.5         50.2         2.6
Other                           2.1          2.1           --              4.2          4.2          --
--------------------------------------------------------------------------------------------------------
  Total operating expense   $ 397.8      $ 301.7         31.9          $ 751.8      $ 594.6        26.4
========================================================================================================

Mortgage banking expenses increased 21 percent from the previous year. Expense growth for this business line varies with the volume and type of activity. The increase was primarily due to a $25.5 million write-down of the book value of mortgage servicing rights due primarily to the increase in actual mortgage prepayments over the projected level as a result of the decrease in mortgage interest rates since third quarter 2000. Also impacting this growth rate was higher amortization in mortgage servicing rights which increased 49 percent to $26.8 million in second quarter 2001 from $18.0 million in 2000 primarily due to faster projected prepayment speeds associated with lower mortgage interest rates. The increase was also impacted by growth in personnel expense, due to the higher activity levels in second quarter 2001. Partially offsetting these increases was a decrease of $11.3 million in the amount of hedge expense reflected in noninterest expense due to the repositioning of the mortgage servicing hedge portfolio in 2000 and the adoption of SFAS No. 133 in 2001.

Expenses for the regional banking group increased 31 percent from second quarter 2000. This growth was impacted by $25.9 million in nonoperating expenses related in part to the previously mentioned personnel costs as well as expenses associated with asset write-offs, lease abandonment, branch closures, major marketing campaigns to attract new retail customers, litigation losses and consulting fees. Excluding the nonoperating expenses in second quarter 2001, regional banking expense growth would have been 8 percent.

Capital markets expenses grew 172 percent from second quarter 2000 primarily due to higher commissions and incentives recognized in second quarter 2001 which caused total personnel expense for this segment to increase 214 percent, or $26.0 million from 2000.

Transaction processing expenses for second quarter 2001 increased 8 percent from the previous year. The increase in expense for this segment was due to $2.3 million of nonoperating expenses related to asset write-offs.

PROVISION FOR LOAN LOSSES / ASSET QUALITY
-----------------------------------------

The provision for loan losses increased slightly for second quarter 2001 to $17.4 million from $17.1 million for second quarter 2000 even after the sale of the single relationship credit card portfolio in fourth quarter 2000 and first quarter 2001. The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. Additional asset quality information is provided in Table 4 - Asset Quality Information and Table 5 - Charge-off Ratios.

TABLE 4 - ASSET QUALITY INFORMATION

                                                               June 30
                                                   ----------------------------
(Dollars in thousands)                                   2001              2000
-------------------------------------------------------------------------------

Nonperforming loans                                $   52,668        $    5,973
Foreclosed real estate                                  5,029             4,108
Other assets                                              155                90
-------------------------------------------------------------------------------
  Total Regional Banking Group                         57,852            10,171
-------------------------------------------------------------------------------
Nonperforming loans                                    26,266            20,589
Foreclosed real estate                                 10,496            13,769
-------------------------------------------------------------------------------
  Total Mortgage Banking                               36,762            34,358
-------------------------------------------------------------------------------
Total nonperforming assets                         $   94,614        $   44,529
===============================================================================

Loans and leases 30 to 89 days past due            $   83,085        $   94,004
Loans and leases 90 days past due                  $   33,814        $   38,013
Potential problem assets*                          $  111,302        $   83,872

                                                            Second Quarter
                                                   ----------------------------
                                                         2001              2000
                                                   ----------------------------

ALLOWANCE FOR LOAN LOSSES:
  Beginning balance at March 31                    $  146,949        $  140,736
      Provision for loan losses                        17,436            17,077
      Securitization adjustments                           --            (2,173)
      Divestiture                                      (1,337)               --
      Charge-offs                                     (16,974)          (14,922)
      Loan recoveries                                   2,584             2,004
-------------------------------------------------------------------------------
  Ending balance at June 30                        $  148,658        $  142,722
===============================================================================

                                                                June 30
                                                          ---------------------
                                                            2001          2000
                                                          ---------------------
Allowance to total loans                                    1.49%         1.44%
Allowance to nonperforming assets                            157           321
Nonperforming assets to total loans,
  foreclosed real estate and other assets
  (Regional Banking Group only)                              .63           .11
Nonperforming assets to unpaid principal
  balance of servicing portfolio (Mortgage
  Banking only)                                              .08           .08
-------------------------------------------------------------------------------

* Includes loans and leases 90 days past due.

An analytical model based on historical loss experience, current trends, and reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.49 percent on June 30, 2001, and was 1.44 percent on June 30, 2000.

The ratio of net charge-offs to average loans increased to .58 percent for second quarter 2001 from .52 percent for second quarter 2000. The credit card receivables charge-off ratio increased to 4.40 percent for second quarter 2001 from 4.05 percent for second quarter 2000, but was down from a high of 4.66 percent for fourth quarter 2000. Net charge-offs on credit card receivables remain elevated after the sale of a significant portion of the credit card portfolio due to delinquencies that were retained. As these delinquent credits are eliminated, they will cease to have a negative impact on the credit card charge-off ratio.

TABLE 5 - CHARGE-OFF RATIOS

                                                         Second Quarter
                                                 -------------------------------
                                                  2001                    2000
--------------------------------------------------------------------------------
Commercial                                         .32%                    .08%
Consumer real estate                               .39                     .31
Other consumer                                    2.66                    1.48
Credit card receivables                           4.40                    4.05
Total net charge-offs                              .58                     .52
--------------------------------------------------------------------------------

As nonperforming loans grew to $78.9 million on June 30, 2001, the ratio of nonperforming loans to total loans increased to .79 percent. This compares to nonperforming loans of $26.6 million on June 30, 2000, and a nonperforming loans ratio of .27 percent. The growth in nonperforming loans occurred primarily in the regional banking group ($46.7 million) principally due to three large Tennessee domiciled commercial customers and related parties with total balances of approximately $36 million that were classified as nonperforming loans since the third quarter of 2000. The growth in mortgage banking nonperforming loans ($5.6 million) was primarily due to the classification as nonperforming of approximately $3.5 million in construction loans to two developers of single family residential properties. Nonperforming assets totaled $94.6 million on June 30, 2001, compared with $44.5 million on June 30, 2000. On June 30, 2001, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry. Going forward, asset quality ratios will be affected by balance sheet strategies and shifts in loan mix to and from products with higher risk/return profiles. Asset quality indicators should be reflective of the relative strength of the economy. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

DEBT RESTRUCTURINGS
-------------------

In second quarter 2001, there was a $5.1 million pre-tax ($3.2 million after-tax) loss related to debt restructurings. For financial statement presentation purposes this nonoperating loss is treated as an extraordinary item and therefore, net income and earnings per share are indicated before and after the after-tax loss (see also Note 6 - Term Borrowings).

BALANCE SHEET REVIEW

EARNING ASSETS
--------------

Earning assets primarily consist of loans, loans held for sale and investment securities. For second quarter 2001, earning assets averaged $16.2 billion compared with $16.3 billion for second quarter 2000. On June 30, 2001, First Tennessee reported total assets of $18.8 billion compared with $19.8 billion on June 30, 2000. Average total assets decreased 2 percent to $19.2 billion from $19.6 billion in second quarter 2000.

LOANS

Average loans increased 1 percent for second quarter 2001 to $10.0 billion from $9.9 billion in 2000 with growth in commercial loans, which increased 9 percent, and a decrease in retail loans of 7 percent after the sale of Peoples and Union Bank, certain credit card accounts and student loans previously mentioned. Additional loan information is provided in Table 6.

TABLE 6 - AVERAGE LOANS

                                                                     Three Months Ending June 30
                                                        ------------------------------------------------------
                                                                    PERCENT    GROWTH                 Percent
(Dollars in thousands)                                    2001      OF TOTAL    RATE        2000      of Total
--------------------------------------------------------------------------------------------------------------
Commercial:
  Commercial, financial and industrial                  $4,090.4        41%      9.1%     $3,750.5        38%
  Real estate commercial                                   955.8         9       9.7         871.4         9
  Real estate construction                                 423.6         4       6.6         397.4         4
Retail:
  Real estate residential                                3,572.1        36      13.3       3,153.1        32
  Real estate construction                                 181.8         2      25.6         144.7         1
  Other consumer                                           493.9         5     (50.9)      1,005.0        10
  Credit card receivables                                  275.8         3     (50.1)        552.3         6
-------------------------------------------------------------------------------------------------------------
Total loans, net of unearned                            $9,993.4       100%      1.2%     $9,874.4       100%
=============================================================================================================

During years prior to 2001 certain retail loans have been securitized. The majority of these securities are owned by subsidiaries of First Tennessee, including FTBNA, and are classified as investment securities. In addition, since second quarter 2000, First Tennessee has sold almost $300 million of its credit card receivables, approximately $340 million of student loans, and Peoples and Union Bank with total loans of approximately $110 million. If the impact of these transactions had been excluded from the growth rate calculation, retail loans would have increased approximately 6 percent and total loans would have increased approximately 7 percent since second quarter 2000.

LOANS HELD FOR SALE / INVESTMENT SECURITIES

Loans held for sale, consisting primarily of mortgage loans, decreased 10 percent to $2.6 billion from $2.9 billion due to the earlier delivery of loans out of the warehouse in 2001. Average investment securities decreased 6 percent in second quarter 2001 to $2.6 billion from $2.8 billion primarily due to certain securities available for sale being transferred to trading securities and declining balances of retained securitization interests, which are paying down without being replenished.

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

Since the second quarter of 2000, average core deposits increased 4 percent to $9.4 billion from $9.0 billion. While interest-bearing core deposits remained relatively flat at $6.0 billion compared with $6.1 billion in 2000, noninterest-bearing deposits increased 15 percent to $3.4 billion from $2.9 billion due to expanded usage of a cash management investment product and growth in mortgage escrow accounts. Short-term purchased funds decreased 15 percent to $6.9 billion from $8.1 billion for the previous year.

CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities and subsidiary preferred stock) on June 30, 2001, was $1.5 billion, up 9 percent from $1.4 billion on June 30, 2000. Shareholders' equity (excluding the qualifying capital securities and subsidiary preferred stock) was $1.4 billion on June 30, 2001, an increase of 6 percent from $1.3 billion on June 30, 2000. The increase in total capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $214.4 million, or
7.4 million shares, since June 30, 2000.

Average shareholders' equity increased 7 percent since second quarter 2000 to $1.4 billion from $1.3 billion, reflecting internal capital generation. The average total equity to average assets ratio was 7.91 percent and the average shareholders' equity to average assets ratio was 7.16 percent for second quarter 2001. This compares with 7.06 percent and 6.55 percent, respectively, for second quarter 2000. Unrealized market valuations had no material effect on the ratios during second quarter 2001.

On June 30, 2001, the corporation's Tier 1 capital ratio was 8.69 percent, the total capital ratio was 11.96 percent and the leverage ratio was 6.86 percent. On June 30, 2001, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.

FINANCIAL SUMMARY (COMPARISON OF FIRST SIX MONTHS OF 2001 TO FIRST SIX MONTHS OF
2000)

Earnings for 2001 were $151.4 million before debt restructurings and the cumulative effect of changes in accounting principles related to derivatives (SFAS No. 133 and EITF 99-00). Diluted earnings per common share before the cumulative effect of changes in accounting principles were $1.14 in 2001. Earnings for 2001 after debt restructurings and the cumulative effect of changes in accounting principles were $140.0 million or $1.06 diluted earnings per common share. Earnings in 2000 were $94.9 million or $.72 diluted earnings per common share. For the first six months of 2001, return on average shareholders' equity was 20.5 percent and return on average assets was 1.48 percent, while in 2000 these ratios were 15.2 percent and .99 percent, respectively.

Total revenue increased 33 percent, with a 50 percent increase in fee income and a 7 percent increase in net interest income. Fee income contributed 69 percent to total revenue in 2001 compared with 61 percent in 2000.

INCOME STATEMENT REVIEW
-----------------------

Noninterest income, excluding securities gains and losses, increased 50 percent for the first six months of 2001 to $705.9 million from $471.5 million for the same period last year. Mortgage banking fee income increased 51 percent to $291.7 million from $193.2 million. See Table 1 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 234 percent to $144.5 million from $43.3 million for 2000. For the first six months of 2001, fee income in deposit transactions and cash management grew 6 percent to $59.4 million from $56.1 million. Trust services and investment service fees decreased 8 percent to $29.6 million from $32.1 million and merchant processing fees decreased 2 percent to $23.0 million from $23.3 million. Cardholder fees decreased 31 percent to $9.6 million from $14.0 million. All other income and commissions decreased 3 percent to $66.6 million from $68.6 million. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 7 percent to $319.3 million from $298.7 million for the first six months of 2000 while earning assets remained relatively flat at $16.0 billion. Year-to-date consolidated margin increased to 3.99 percent in 2001 from 3.74 percent in 2000. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed. In the regional banking group the year-to-date margin decreased to 4.82 percent from 4.92 percent primarily due to the sale of high-yielding credit card loans since second quarter 2000. Noninterest expense for the first six months of 2001 increased 26 percent to $751.8 million from $594.6 million. See Table 3 - Noninterest Expense Compensation for a breakdown of total expenses by business line. Mortgage banking expenses increased 14 percent to $309.3 million from $270.5 million. During this period, amortization of capitalized mortgage servicing rights increased 46 percent to $53.2 million from $36.4 million. Also included in this growth is the $42.6 million write-down in 2001 of the book value of mortgage servicing rights primarily due to the increase in actual mortgage prepayments over the projected level as a result of the decrease in mortgage interest rates since third quarter 2000. Capital markets expenses increased 172 percent over this same period to $100.7 million from $37.1 million. Expense growth for mortgage banking and capital markets varies with the volume and type of activity. Expenses in the regional banking group grew 23 percent from the previous year to $286.1 million from $232.6 million due primarily to the nonoperating expenses associated with asset write-offs, lease abandonment, branch closures, major marketing campaigns to attract new retail customers, litigation losses, consulting fees, and personnel costs related to early retirement and severance. Transaction processing expenses increased 3 percent for the six-month period due to nonoperating expenses associated with asset write-offs. The provision for loan losses increased 12 percent to $36.4 million from $32.6 million for the previous year. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

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

BALANCE SHEET REVIEW
--------------------

For the first six months of 2001, total assets averaged $19.1 billion compared with $19.3 billion in 2000. Average loans grew 5 percent to $10.2 billion from $9.7 billion for the first six months of 2000. Average commercial loans increased 11 percent to $5.5 billion from $4.9 billion. Retail loans remained relatively flat with an average of $4.7 billion in 2001 compared with $4.8 billion in 2000. Average investment securities decreased 10 percent to $2.7 billion from $2.9 billion for 2000. Loans held for sale, consisting primarily of mortgage loans, decreased 14 percent to $2.2 billion from $2.6 billion.

For the first six months of 2001, average core deposits increased 3 percent to $9.2 billion from $9.0 billion. While interest-bearing core deposits decreased 2 percent to $6.0 billion from $6.1 billion, noninterest-bearing deposits increased 12 percent to $3.2 billion from $2.9 billion in 2000. Short-term purchased funds decreased 11 percent for the six-month period to $7.0 billion from $7.8 billion.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee's view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized mortgage servicing rights, which currently have an average life of approximately seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

First Tennessee believes that difficulties in interpreting the effects of SFAS No. 133 are sufficiently great that it may be worthwhile to be able to identify and isolate these effects and to determine what net income would be excluding certain SFAS No. 133 adjustments related to mortgage banking capitalized servicing rights. Therefore, this analysis has been added as a recurring part of management's discussion of operating results. This new item, servicing rights net value changes under SFAS No. 133, represents the change in the fair value of hedged interest rate risk of capitalized mortgage servicing rights, net of changes in the fair value of derivative financial instruments designated to hedge such risks excluding the impact of cash settlements and interest accruals on derivatives with periodic cash flows and the time decay (economic amortization of cost) on option-based derivative instruments. For the first six months of 2001, a pre-tax gain of $3.6 million ($2.4 million after tax) was recognized as servicing right net value changes under SFAS No. 133. For the second quarter, a pre-tax gain of $.1 million was recognized. The impact on earnings from hedging of the mortgage servicing rights portfolio is included on the Statement of Income in noninterest income.

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

FURTHER INTERPRETATIONS OF SFAS NO. 133
---------------------------------------

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the determination of the components of value of mortgage banking interest rate lock commitments (IRLCs), which have tentatively been determined to be a derivative instrument by FASB. Based upon First Tennessee's interpretation of the components of value of an IRLC, a portion of the gain or loss from the sale of the related mortgage loan is recognized at the time the commitment is made. Under this interpretation the value of IRLCs is limited to the market value of loan commitments sold by third-party loan brokers less estimated costs to complete. Prior to the implementation of SFAS No. 133 rules, all of the gain or loss was recognized at the time the loan was sold into the secondary market. As the FASB continues to deliberate potential changes to the new rules the potential exists for a conflict between First Tennessee's interpretation and that of the FASB, the effects of which cannot presently be anticipated.

ACCOUNTING CHANGES

On June 30, 2001, the FASB finalized SFAS No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. Under SFAS No. 141 all business combinations initiated after June 30, 2001, must be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to an assessment for impairment using a fair-value-based test at least annually. Goodwill associated with equity-method investments is also no longer amortized, but impairment analysis is governed by existing impairment guidance for equity-method investments and not the new impairment rules. Also under the new rules, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold or otherwise transferred, regardless of the acquirer's intent to do so. These new rules are expected to result in more intangible assets being separated from goodwill than generally occurs today. The resulting assets will be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for First Tennessee will mean January 1, 2002. First Tennessee estimates the impact of adopting these new standards will be to reduce noninterest expense annually by approximately $7 million pre-tax without regard to any new acquisitions or future impairment that may occur, the effect of which cannot be predicted at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------------
The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis included as Item 2 of Part I of this report and to Notes 1 and 24 to the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section contained in the financial appendix to the Corporation's 2001 Proxy Statement.

                                    Part II.

                                OTHER INFORMATION

Items 1, 2 and 3
----------------

As of the end of the second quarter, 2001, the answers to Items 1, 2 and 3 were either inapplicable or negative, and therefore, these items are omitted.

Item 4 - Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

(a)      The Corporation's Annual Meeting of Shareholders was held April 17,
         2001.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for election to Class II (Blattberg, Glass, Kelly and Rose). The Class II nominees were elected for a three-year term or until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Cantu, Cates, Haslam, Horn, Martin, Orgill and Sansom and Mrs. Palmer.

(c) At the Annual Meeting, the shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for the year 2001. The shareholder vote was as follows:

Nominees Class II                   For                     Withheld
-------------------             -----------                ----------

Robert C. Blattberg             108,630,501                  593,006
J. Kenneth Glass                108,634,589                  588,918
John C. Kelley, Jr.             108,671,831                  551,676
Michael D. Rose                 108,629,184                  594,923

                                     For           Withheld        Abstained
                                 -----------       --------        ---------
Ratification of Auditors         108,326,943        582,500         314,064

There were no "broker non-votes" with respect to any of the nominees or the ratification of auditors and no abstentions with respect to any of the nominees.

Item 5 - Other Information.
---------------------------

In connection with First Tennessee Bank National Association's $3 billion Bank Note Program, Chase Manhattan Trust Company, National Association, a national banking association with its principal office in Pittsburgh, Pennsylvania, is serving as the successor issuing and paying agent (in such capacity, the "Fiscal and Paying Agent") under the Fiscal and Paying Agency Agreement dated as of November 18, 1999.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------
(a)  Exhibits.

Exhibit No.       Description
-----------       -----------
    3(ii)         Bylaws of the Corporation, as amended and restated.

    4 Instruments defining the rights of security holders, including indentures.*

 **10(h) Directors and Executives Deferred Compensation Plan, as amended and restated.

* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

** This is a management contract or compensatory plan required to be filed as an exhibit.

(b)  Reports on Form 8-K.

A report on Form 8-K was filed on May 22, 2001 (with a Date of Report of May 21,
2001) disclosing under Item 5 a development in Culbreath v. First Tennessee Bank National Association (previously described in Note 18 to the Corporation's 2000 audited financial statements).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST TENNESSEE NATIONAL CORPORATION
                                    ------------------------------------
                                                (Registrant)


DATE:      08/10/01                 By: /s/      Elbert L. Thomas Jr.
     --------------------              -----------------------------------------
                                                 Elbert L. Thomas Jr.
                                             Executive Vice President and
                                             Chief Financial Controller
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

     3(ii)        Bylaws of the Corporation, as amended and restated.

     4 Instruments defining the rights of security holders, including indentures.*

  **10(h) Directors and Executives Deferred Compensation Plan, as amended and restated.

* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

** This is a management contract or compensatory plan required to be filed as an exhibit.