Form 10-Q
period 2001-09-30
FIRST TENNESSEE NATIONAL CORP
filed 2001-11-13
CIK 36966

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark one)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------
Commission file number  000-4491
                        --------
                      FIRST TENNESSEE NATIONAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                             62-0803242
----------------------------------                          ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

165 Madison Avenue, Memphis, Tennessee                              38103
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

                                 (901) 523-4444
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
   -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value                   126,621,440
-----------------------------        -------------------------------
           Class                     Outstanding on October 31, 2001

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


CONSOLIDATED STATEMENTS OF CONDITION                                            First Tennessee National Corporation
---------------------------------------------------------------------------------------------------------------------

                                                                           September 30                  December 31
                                                                  --------------------------------      -------------
(Dollars in thousands)(Unaudited)                                     2001               2000               2000
-------------------------------------------------------------------------------------------------       -------------
ASSETS:
Cash and due from banks                                           $    898,133       $    804,330       $    838,148
Federal funds sold and securities
  purchased under agreements to resell                                 158,252            196,671            122,251
--------------------------------------------------------------------------------------------------      -------------
    Total cash and cash equivalents                                  1,056,385          1,001,001            960,399
--------------------------------------------------------------------------------------------------      -------------
Investment in bank time deposits                                         5,570              4,430              3,629
Trading securities                                                     600,168            582,226            253,796
Loans held for sale                                                  2,194,390          2,137,079          1,735,070
Securities available for sale                                        2,035,628          2,104,990          2,200,741
Securities held to maturity (market value of
  $510,999 at September 30, 2001; $630,320 at
  September 30, 2000; and $619,728 at December 31, 2000)               513,496            667,291            638,315
Loans, net of unearned income                                       10,001,673         10,168,459         10,239,450
  Less:  Allowance for loan losses                                     151,180            145,923            143,696
--------------------------------------------------------------------------------------------------      -------------
    Total net loans                                                  9,850,493         10,022,536         10,095,754
--------------------------------------------------------------------------------------------------      -------------
Premises and equipment, net                                            259,587            289,574            286,107
Real estate acquired by foreclosure                                     18,818             15,669             16,290
Mortgage servicing rights, net                                         526,013            859,022            743,714
Intangible assets, net                                                 127,740            125,156            121,624
Capital markets receivables and other assets                         2,494,714          1,410,656          1,499,647
--------------------------------------------------------------------------------------------------      -------------
TOTAL ASSETS                                                      $ 19,683,002       $ 19,219,630       $ 18,555,086
==================================================================================================      =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Interest-bearing                                                $  8,248,807       $ 10,259,580       $  9,341,603
  Noninterest-bearing                                                3,401,940          2,918,584          2,847,088
--------------------------------------------------------------------------------------------------      -------------
    Total deposits                                                  11,650,747         13,178,164         12,188,691
--------------------------------------------------------------------------------------------------      -------------
Federal funds purchased and securities
  sold under agreements to repurchase                                3,179,848          2,730,729          2,981,026
Commercial paper and other short-term borrowings                       471,279            494,003            456,535
Capital markets payables and other liabilities                       2,206,528            996,828            996,574
Term borrowings                                                        593,737            409,803            409,676
--------------------------------------------------------------------------------------------------      -------------
    Total liabilities                                               18,102,139         17,809,527         17,032,502
--------------------------------------------------------------------------------------------------      -------------
Guaranteed preferred beneficial interests in
  First Tennessee's junior subordinated debentures                     100,000            100,000            100,000
Preferred stock of subsidiary                                           44,162                 --             38,428
--------------------------------------------------------------------------------------------------      -------------
SHAREHOLDERS' EQUITY:
Preferred stock - no par value (5,000,000 shares authorized,
  but unissued)                                                             --                 --                 --
Common stock - $.625 par value (shares authorized -
  400,000,000; shares issued - 125,874,856 at
  September 30, 2001; 128,081,182 at September 30, 2000;
  and 128,744,573 at December 31, 2000)                                 78,672             80,051             80,465
Capital surplus                                                        103,765            104,868            115,775
Undivided profits                                                    1,215,907          1,129,144          1,172,548
Accumulated other comprehensive income                                  33,722             (4,513)            14,598
Deferred compensation on restricted stock incentive plans               (2,526)            (4,400)            (4,183)
Deferred compensation obligation                                         7,161              4,953              4,953
--------------------------------------------------------------------------------------------------      -------------
    Total shareholders' equity                                       1,436,701          1,310,103          1,384,156
--------------------------------------------------------------------------------------------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 19,683,002       $ 19,219,630       $ 18,555,086
==================================================================================================      =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                             First Tennessee National Corporation
----------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30                        September 30
                                                                -------------------------------     ------------------------------
(Dollars in thousands except per share data)(Unaudited)                  2001              2000              2001             2000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                         $  195,088        $  235,407        $  626,568     $    670,309
Interest on investment securities:
  Taxable                                                              40,620            47,401           127,278          148,854
  Tax-exempt                                                              391               484             1,230            1,482
Interest on mortgage loans held for sale                               37,918            54,541           117,856          157,778
Interest on trading securities                                         12,540             9,073            37,466           21,805
Interest on other earning assets                                        1,623             5,676             6,041           15,772
----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                             288,180           352,582           916,439        1,016,000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits:
  Savings                                                                 864             1,370             3,191            4,219
  Checking interest and money market account                           19,539            27,058            72,151           83,043
  Certificates of deposit under $100,000 and other time                26,337            33,467            89,158           95,114
  Certificates of deposit $100,000 and more                            30,148            76,447           112,555          179,392
Interest on short-term borrowings                                      30,431            58,160           124,950          188,964
Interest on term borrowings                                             7,922             5,931            23,310           17,769
----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                            115,241           202,433           425,315          568,501
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                   172,939           150,149           491,124          447,499
Provision for loan losses                                              22,778            16,593            59,203           49,167
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   150,161           133,556           431,921          398,332
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Mortgage banking                                                      189,644           116,406           481,395          309,553
Divestitures                                                               --                --            81,467           40,921
Capital markets                                                        90,268            37,598           234,818           80,935
Deposit transactions and cash management                               35,258            30,631            94,692           86,775
Trust services and investment management                               13,752            17,086            43,357           49,138
Merchant processing                                                    11,780            12,958            34,740           36,298
Cardholder fees                                                         5,402             7,683            14,982           21,658
Equity securities gains/(losses)                                           39              (269)           (3,264)             206
Debt securities gains/(losses)                                             (1)               35              (238)           1,245
All other income and commissions                                       30,185            39,074            96,821          107,696
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                          376,327           261,202         1,078,770          734,425
----------------------------------------------------------------------------------------------------------------------------------
ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES                 526,488           394,758         1,510,691        1,132,757
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Employee compensation, incentives and benefits                        199,911           156,305           568,965          442,500
Amortization of mortgage servicing rights                              29,524            21,366            82,738           57,749
Occupancy                                                              17,898            17,947            53,460           58,055
Operations services                                                    13,249            17,151            44,763           51,682
Equipment rentals, depreciation and maintenance                        15,366            15,476            55,908           48,237
Communications and courier                                             12,296            11,875            35,392           36,171
Amortization of intangible assets                                       2,677             2,833             8,434            8,170
All other expense                                                     104,318            67,283           297,361          202,204
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                         395,239           310,236         1,147,021          904,768
----------------------------------------------------------------------------------------------------------------------------------
PRETAX INCOME                                                         131,249            84,522           363,670          227,989
Applicable income taxes                                                42,240            18,575           123,275           67,096
----------------------------------------------------------------------------------------------------------------------------------
Income before debt restructurings and cumulative effect of
  changes in accounting principles                                     89,009            65,947           240,395          160,893
Debt restructurings                                                        --                --            (3,225)              --
Cumulative effect of changes in accounting principles                      --                --            (8,168)              --
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $   89,009        $   65,947        $  229,002     $    160,893
==================================================================================================================================
EARNINGS PER COMMON SHARE BEFORE DEBT RESTRUCTURINGS
   AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES  (Note 3)                                            $      .70        $      .51        $     1.88     $       1.24
EARNINGS PER COMMON SHARE  (Note 3)                                       .70               .51              1.79             1.24
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE BEFORE DEBT RESTRUCTURINGS
  AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES  (Note 3)                                             $      .68        $      .50        $     1.82     $       1.22
DILUTED EARNINGS PER COMMON SHARE  (Note 3)                               .68               .50              1.74             1.22
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                               127,156,679       129,494,136       128,109,322      130,164,417
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY         First Tennessee National Corporation
---------------------------------------------------------------------------------------------
(Dollars in thousands)(Unaudited)                                2001                2000
---------------------------------------------------------------------------------------------
BALANCE, JANUARY 1                                           $ 1,384,156         $ 1,241,467
Net income                                                       229,002             160,893
Other comprehensive income:
  Cumulative effect of change in accounting principle              1,449                  --
  Unrealized market adjustments, net of tax and
  reclassification adjustment                                     17,675              17,238
---------------------------------------------------------------------------------------------
Comprehensive income                                             248,126             178,131
---------------------------------------------------------------------------------------------
Cash dividends declared                                          (83,842)            (85,462)
Common stock issued:
   For exercise of stock options                                  63,268               6,813
   Elliot Ames, Inc. acquisition                                      --               1,385
Tax benefit from non-qualified stock options                      25,376                  --
Common stock repurchased                                        (214,982)            (48,476)
Amortization on restricted stock incentive plans                   1,426               1,503
Other                                                             13,173              14,742
---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30                                        $ 1,436,701         $ 1,310,103
=============================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                     First Tennessee National Corporation
-----------------------------------------------------------------------------------------------
                                                                Nine Months Ended September 30
                                                               --------------------------------
(Dollars in thousands)(Unaudited)                                  2001                2000
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $   229,002         $   160,893
Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
    Provision for loan losses                                       59,203              49,167
    Provision for deferred income tax                                6,595              32,213
    Depreciation and amortization of premises
      and equipment                                                 42,320              43,904
    Amortization and impairment of mortgage
      servicing rights                                             169,934              57,749
    Amortization of intangible assets                                8,434               8,170
    Net other amortization and accretion                            10,220              31,138
    Net increase in net derivative product assets                   (7,545)             (7,781)
    Market value adjustment on foreclosed property                   7,282               5,961
    Loss on sale of securitized loans                                   --               1,315
    Equity securities (gains)/losses                                 3,264                (206)
    Debt securities (gains)/losses                                     238              (1,245)
    Net losses on disposal of fixed assets                           7,513               1,402
    Gains on divestitures                                          (81,467)            (40,921)
    Net (increase)/decrease in:
      Trading securities                                          (191,648)           (435,185)
      Loans held for sale                                         (459,320)              8,990
      Capital markets receivables                               (1,016,575)            (78,544)
      Interest receivable                                           20,973              (2,650)
      Other assets                                                  80,136            (159,691)
    Net increase/(decrease)in:
      Capital markets payables                                   1,024,289             108,938
      Interest payable                                             (20,120)                695
      Other liabilities                                            174,365             (31,440)
-----------------------------------------------------------------------------------------------
        Total adjustments                                         (161,909)           (408,021)
-----------------------------------------------------------------------------------------------
Net cash (used)/provided by operating activities                    67,093            (247,128)
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Held to maturity securities:
  Maturities                                                       123,817             102,640
  Purchases                                                             --                (500)
Available for sale securities:
  Sales                                                            118,221             356,905
  Maturities                                                       541,807             414,520
  Purchases                                                       (634,102)           (578,837)
Premises and equipment:
  Sales                                                                174                 723
  Purchases                                                        (17,265)            (33,007)
Proceeds from loan securitizations                                      --             184,379
Net increase in loans                                             (321,256)         (1,041,935)
Net increase in investment in bank time
  deposits                                                          (1,941)             (1,167)
Proceeds from divestitures                                         453,279              57,565
Acquisitions, net of cash and cash equivalents acquired             (1,925)                 --
-----------------------------------------------------------------------------------------------
Net cash (used)/provided by investing activities                   260,809            (538,714)
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Common stock:
  Exercise of stock options                                         60,320               6,831
  Cash dividends                                                   (84,352)            (85,777)
  Repurchase of shares                                            (214,981)            (48,542)
Term borrowings:
  Issuance                                                         324,151             101,200
  Payments                                                        (190,333)            (50,288)
Net increase/(decrease) in:
  Deposits                                                        (390,287)          1,809,584
  Short-term borrowings                                            263,566          (1,181,779)
-----------------------------------------------------------------------------------------------
Net cash (used)/provided by financing activities                  (231,916)            551,229
-----------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                95,986            (234,613)
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   960,399           1,235,614
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $ 1,056,385         $ 1,001,001
===============================================================================================
Total interest paid                                            $   444,858         $   567,278
Total income taxes paid                                             90,208              86,228
-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2001 Proxy Statement.

On June 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. Under SFAS No. 141 all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to an assessment for impairment using a fair-value-based test at least annually. Goodwill associated with equity-method investments is also no longer amortized, but impairment analysis is governed by existing impairment guidance for equity-method investments and not the new impairment rules. Also under the new rules, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold or otherwise transferred, regardless of the acquirer's intent to do so. These new rules are expected to result in more intangible assets being separated from goodwill than generally occurs today. The resulting assets will be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for First Tennessee will mean January 1, 2002. First Tennessee estimates the impact of adopting these new standards will be to reduce noninterest expense annually by approximately $7 million pre-tax without regard to any new acquisitions or future impairment that may occur, the effect of which cannot be predicted at this time. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting issues related to the impairment of long-lived assets and for long-lived assets to be disposed of. This standard is effective for fiscal years beginning after December 15, 2001, which for First Tennessee will be January 1, 2002. First Tennessee anticipates the impact of adopting this standard will be immaterial.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee's view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized mortgage servicing rights, which currently have an average life of approximately seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings ($8.2 million pre-tax gain for the nine-month period ending September 30, 2001) is not indicative of the expected long-term performance of this hedging practice.

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between First Tennessee's interpretation and that of the FASB, the effects of which cannot presently be anticipated.

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

NOTE 3 - EARNINGS PER SHARE

The following table shows a reconciliation of earnings per share to diluted earnings per share.

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30                       September 30
                                                          -----------------------------     -------------------------------
(Dollars in thousands, except per share data)                 2001             2000              2001              2000
---------------------------------------------------------------------------------------------------------------------------
Income before debt restructurings and cumulative
  effect of changes in accounting principles              $     89,009     $     65,947     $     240,395      $    160,893
Debt restructurings                                                 --               --            (3,225)               --
Cumulative effect of changes in accounting principles               --               --            (8,168)               --
---------------------------------------------------------------------------------------------------------------------------
Net income                                                $     89,009     $     65,947     $     229,002      $    160,893
===========================================================================================================================

Weighted average shares outstanding                        126,275,965      128,880,550       127,355,285       129,626,781
Shares attributable to deferred compensation                   880,714          613,586           754,037           537,636
---------------------------------------------------------------------------------------------------------------------------
Total weighted average shares                              127,156,679      129,494,136       128,109,322       130,164,417
===========================================================================================================================

EARNINGS PER COMMON SHARE:
Income before debt restructurings and cumulative
  effect of changes in accounting principles              $        .70     $        .51     $        1.88      $       1.24
Debt restructurings                                                 --               --              (.03)               --
Cumulative effect of changes in accounting principles               --               --              (.06)               --
---------------------------------------------------------------------------------------------------------------------------
Net income                                                $        .70     $        .51     $        1.79      $       1.24
===========================================================================================================================

Weighted average shares outstanding                        127,156,679      129,494,136       128,109,322       130,164,417
Dilutive effect due to stock options                         3,701,735        1,521,154         3,763,035         1,634,388
---------------------------------------------------------------------------------------------------------------------------
Total weighted average shares, as adjusted                 130,858,414      131,015,290       131,872,357       131,798,805
===========================================================================================================================

DILUTED EARNINGS PER COMMON SHARE COMPUTATION:
Income before debt restructurings and cumulative
  effect of changes in accounting principles              $        .68     $        .50     $        1.82      $       1.22
Debt restructurings                                                 --               --              (.02)               --
Cumulative effect of changes in accounting principles               --               --              (.06)               --
---------------------------------------------------------------------------------------------------------------------------
Net income                                                $        .68     $        .50     $        1.74      $       1.22
===========================================================================================================================

NOTE 4 - LOANS

The composition of the loan portfolio at September 30 is detailed below:

(Dollars in thousands)                                        2001              2000
----------------------------------------------------------------------------------------
Commercial:
   Commercial, financial and industrial                   $ 4,046,209        $ 3,837,824
   Real estate commercial                                     908,647            916,427
   Real estate construction                                   453,020            423,303
Retail:
   Real estate residential                                  3,638,433          3,432,069
   Real estate construction                                   196,063            164,199
   Consumer                                                   480,449            846,116
   Credit card receivables                                    278,852            548,521
----------------------------------------------------------------------------------------
  Loans, net of unearned income                           $10,001,673        $10,168,459
Allowance for loan losses                                     151,180            145,923
----------------------------------------------------------------------------------------
Total net loans                                           $ 9,850,493        $10,022,536
========================================================================================

The following table presents information concerning nonperforming loans at September 30:

(Dollars in thousands)                                        2001               2000
----------------------------------------------------------------------------------------
Impaired loans                                            $    45,296        $    15,736
Other nonaccrual loans                                         24,188             25,480
----------------------------------------------------------------------------------------
Total nonperforming loans                                 $    69,484        $    41,216
========================================================================================


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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

                                             Three Months Ended               Nine Months Ended
                                                September 30                     September 30
                                         --------------------------------------------------------
(Dollars in thousands)                     2001             2000            2001           2000
-------------------------------------------------------------------------------------------------
Total interest on impaired loans         $    213        $    118        $    405        $    312
Average balance of impaired loans          50,442          12,351          52,979           9,203
-------------------------------------------------------------------------------------------------


An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 2001 and 2000, is summarized as follows:


(Dollars in thousands)                         Non-impaired      Impaired          Total
-------------------------------------------------------------------------------------------
Balance on December 31, 1999                    $ 136,978         $ 2,625        $ 139,603
Provision for loan losses                          45,660           3,507           49,167
Securitization adjustment                          (2,173)             --           (2,173)
Charge-offs                                        43,185           3,798           46,983
  Less loan recoveries                              4,987           1,322            6,309
-------------------------------------------------------------------------------------------
    Net charge-offs                                38,198           2,476           40,674
-------------------------------------------------------------------------------------------
Balance on September 30, 2000                   $ 142,267         $ 3,656        $ 145,923
===========================================================================================

Balance on December 31, 2000                    $ 128,339         $15,357        $ 143,696
Provision for loan losses                          44,405          14,798           59,203
Divestiture                                        (1,337)             --           (1,337)
Charge-offs                                        44,246          14,497           58,743
  Less loan recoveries                              6,785           1,576            8,361
-------------------------------------------------------------------------------------------
    Net charge-offs                                37,461          12,921           50,382
-------------------------------------------------------------------------------------------
BALANCE ON SEPTEMBER 30, 2001                   $ 133,946         $17,234        $ 151,180
===========================================================================================

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

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the quarterly and year to date periods ending September 30, 2001 and 2000.

                                 Regional
                                  Banking          Mortgage          Capital     Transaction
(Dollars in thousands)             Group           Banking           Markets      Processing       Other        Consolidated
----------------------------------------------------------------------------------------------------------------------------
3Q01
Interest income                 $   215,605      $    57,398       $   10,448      $  4,729      $     --       $    288,180
Interest expense                     74,727           31,741            8,469           304            --            115,241
----------------------------------------------------------------------------------------------------------------------------
  Net interest income               140,878           25,657            1,979         4,425            --            172,939
Other revenues                       68,754          193,109           90,601        23,825            38            376,327
Other expenses*                     139,148          190,877           62,317        23,552         2,123            418,017
----------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                     70,484           27,889           30,263         4,698        (2,085)           131,249
Income taxes                         19,234           10,538           11,475         1,785          (792)            42,240
----------------------------------------------------------------------------------------------------------------------------
Net income                      $    51,250      $    17,351       $   18,788      $  2,913      $ (1,293)      $     89,009
============================================================================================================================
Average assets                  $12,626,033      $ 4,539,356       $1,114,760      $556,296      $     --       $ 18,836,445
----------------------------------------------------------------------------------------------------------------------------
3Q00
Interest income                 $   261,387      $    75,162       $   11,598      $  4,435      $     --       $    352,582
Interest expense                    127,672           63,579           10,643           539            --            202,433
----------------------------------------------------------------------------------------------------------------------------
  Net interest income               133,715           11,583              955         3,896            --            150,149
Other revenues                       75,109          119,631           37,598        29,098          (234)           261,202
Other expenses*                     136,499          134,200           27,750        26,257         2,123            326,829
----------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                     72,325           (2,986)          10,803         6,737        (2,357)            84,522
Income taxes                         25,188          (12,335)           4,057         2,561          (896)            18,575
----------------------------------------------------------------------------------------------------------------------------
Net income                      $    47,137      $     9,349       $    6,746      $  4,176      $ (1,461)      $     65,947
============================================================================================================================
Average assets                  $13,033,152      $ 5,237,054       $  765,528      $540,145      $     --       $ 19,575,879
----------------------------------------------------------------------------------------------------------------------------
YEAR TO DATE 2001
Interest income                 $   693,839      $   178,511       $   31,460      $ 12,629      $     --       $    916,439
Interest expense                    284,132          111,886           27,798         1,499            --            425,315
----------------------------------------------------------------------------------------------------------------------------
  Net interest income               409,707           66,625            3,662        11,130            --            491,124
Other revenues                      282,772          493,809          235,431        70,260        (3,502)         1,078,770
Other expenses*                     458,842          503,005          163,004        75,004         6,369          1,206,224
----------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                    233,637           57,429           76,089         6,386        (9,871)           363,670
Income taxes                         74,376           21,396           28,828         2,426        (3,751)           123,275
----------------------------------------------------------------------------------------------------------------------------
  Income before debt
   restructurings and
   cumulative effect of
   changes in accounting
   principles                       159,261           36,033           47,261         3,960        (6,120)           240,395
Debt restructurings                      --               --               --            --        (3,225)            (3,225)
Cumulative effect of
   changes in accounting
   principles                            --               --               --            --        (8,168)            (8,168)
----------------------------------------------------------------------------------------------------------------------------
Net income                      $   159,261      $    36,033       $   47,261      $  3,960      $(17,513)      $    229,002
============================================================================================================================
Average assets                  $12,868,503      $ 4,576,413       $  994,805      $552,543      $     --       $ 18,992,264
----------------------------------------------------------------------------------------------------------------------------
Year to Date 2000
Interest income                 $   754,332      $   220,004       $   29,229      $ 12,435      $     --       $  1,016,000
Interest expense                    352,897          186,915           27,164         1,525            --            568,501
----------------------------------------------------------------------------------------------------------------------------
  Net interest income               401,435           33,089            2,065        10,910            --            447,499
Other revenues                      205,765          360,056           81,774        85,379         1,451            734,425
Other expenses*                     401,661          404,687           64,831        76,387         6,369            953,935
----------------------------------------------------------------------------------------------------------------------------
  Pre-tax income                    205,539          (11,542)          19,008        19,902        (4,918)           227,989
Income taxes                         69,867          (15,534)           7,070         7,562        (1,869)            67,096
----------------------------------------------------------------------------------------------------------------------------
Net income                      $   135,672      $     3,992       $   11,938      $ 12,340      $ (3,049)      $    160,893
============================================================================================================================
Average assets                  $12,873,594      $ 5,256,025       $  683,808      $559,715      $     --       $ 19,373,142
----------------------------------------------------------------------------------------------------------------------------

* Includes loan loss provision.

NOTE 6 - CONTINGENCIES

In May 1996, FTBNA was named as a defendant in a purported nationwide class action lawsuit filed in federal court in Alabama in which plaintiffs assert that FTBNA and another defendant engaged in unfair and deceptive practices in connection with the financing of satellite dish television systems (satellite systems). The complaint alleges violations of the Truth in Lending Act (TILA) and the federal RICO statute, and fraud by suppression with respect to Alabama residents. In addition to these theories, plaintiffs proceed against FTBNA on an agency theory. This case has been certified as a nationwide class action on the TILA statutory damages claim which has a cap of $500,000 plus attorney fees. In addition to the Alabama lawsuit, in September 1997, a conditionally certified multi-state class action was filed in state court in Tennessee relating to the same satellite systems financing program. The complaint asserts that material facts were withheld from the purchasers in connection with the financing and that purchasers were misled as to the true nature and conditions of the program. The complaint also alleges unjust enrichment, violations of the Tennessee Consumer Protection Act, negligent training, supervision, and monitoring of persons presenting the terms of financing, as well as civil conspiracy and fraudulent concealment of the causes of action. Plaintiffs seek an accounting of monies received by FTBNA, unspecified compensatory damages, including treble damages as well as punitive damages, injunctive relief, attorney fees, costs, and expenses. The case is presently certified as a class action and FTBNA and First Tennessee have filed a request for an interlocutory appeal on this issue. Five additional satellite systems cases alleging similar causes of action have been filed in Mississippi. In one case, pending in federal court, plaintiffs seek $45 million in actual damages and $900 million in punitive damages. In two other satellite systems cases, filed in the Choctaw Tribal Court, plaintiffs seek unquantified actual and punitive damages, attorney fees, and injunctive relief. In a fourth case, filed by multiple plaintiffs in state court, plaintiffs demand unquantified compensatory and punitive damages, interest, and attorney fees. In a fifth case, also filed in state court, plaintiffs ask for actual, statutory, and compensatory damages of $1 million or greater and punitive damages of $5 million or greater for each of 32 plaintiffs, interest and attorney fees. FTBNA and First Tennessee deny liability, deny that any co-defendant is their agent, and intend to defend these actions vigorously.

In 2001, the Tennessee Supreme Court affirmed the Court of Appeals judgment affirming an award of compensatory damages of $209,156 against FTBNA (as the successor by merger to Community Bank of Germantown) as well as a $60,000 award in favor of FTBNA against plaintiff, reversed the Court of Appeals' reversal of the award of punitive damages against FTBNA, vacated the trial court's award of punitive damages and remanded the case to the trial court to consider the record, take such additional evidence as necessary, and apply the factors outlined in a prior Tennessee Supreme Court opinion to arrive at an award of punitive damages. The punitive damages hearing, previously set for November 5, 2001, has been continued. No date has been set.

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

Numerous banks and other mortgage lenders, including a First Tennessee subsidiary, have been sued in actions seeking class certification in various courts by mortgage borrowers on the theory that yield spread premiums paid to mortgage brokers constitute referral fees in violation of the Real Estate Settlement Practices Act (RESPA). Under RESPA, the liability for an impermissible referral fee is three times the amount of the fees which are determined to be unlawful, and, accordingly, the amount of potential damages is substantial. The determination and the statements of the Eleventh Circuit referred to hereafter are inconsistent with holdings by other federal courts and in the HUD clarification of its policy statement mentioned below, HUD states that the Eleventh Circuit opinion is incorrect in its application of RESPA. On June 15, 2001, the Court of Appeals for the Eleventh Circuit issued an opinion against a lender unaffiliated with First Tennessee upholding class certification by the district court. Although the court's decision is procedural and does not contain a direct finding on liability, certain statements in the decision could be interpreted to suggest a liability standard, which would be favorable to the plaintiff borrowers. A petition for reconsideration of the Eleventh Circuit opinion and/or for rehearing of that appeal en banc was filed and denied. Subsequently, the Department of Housing and Urban Development issued a clarification of its 1999 Statement of Policy, regarding lender payments to mortgage brokers, which should be favorable to defendants. It is expected that the unaffiliated lender in the above mentioned case will file a petition for writ of certiorari before the United States Supreme Court. First Tennessee believes that its subsidiary's yield spread premium payments, which are consistent with industry practice, are lawful, and intends to defend vigorously the lawsuits against it. Because, however, the suits against the First Tennessee subsidiary are in an early stage of litigation, and the law in this area is not clearly established, First Tennessee cannot at this time evaluate with any degree of precision either the likelihood of an unfavorable outcome or the dollar amount of any potential loss exposure.

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three-month and nine-month periods ended September 30, 2001, compared to the three-month and nine-month periods ended September 30, 2000. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee's unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2000 financial statements, notes, and management's discussion and analysis is provided in the 2000 Annual Financial Disclosures and 2001 Proxy Statement.

FORWARD-LOOKING STATEMENTS
--------------------------

Management's discussion and analysis may contain forward-looking statements with respect to First Tennessee's beliefs, plans, goals, expectations, and estimates. These statements are contained in certain sections that follow such as Noninterest Income, Net Interest Income and Other. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. The words "believe", "expect", "anticipate", "intend", "estimate", "should", "is likely", "going forward", and other expressions which indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (such as acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation; competition within and outside the financial services industry; possible terrorist activity; technology; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating and servicing loans, including prepayment risks and fluctuation of collateral values and changes in customer profiles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC) and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

FINANCIAL SUMMARY (COMPARISON OF THIRD QUARTER 2001 TO THIRD QUARTER 2000)

Reported earnings for third quarter 2001 were $89.0 million, an increase of 35 percent from last year's third quarter earnings of $66.0 million. Diluted earnings per common share were $.68 in 2001, an increase of 36 percent from the $.50 earned in 2000. Return on average shareholders' equity was 25.4 percent and return on average assets was 1.87 percent for third quarter 2001. For the same period in 2000, return on average shareholders' equity was 20.6 percent and return on average assets was 1.34 percent.

On September 30, 2001, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($4.7 billion) and total assets ($19.7 billion). On September 30, 2000, market capitalization was $2.6 billion and total assets were $19.2 billion.

Total revenue increased 33 percent from third quarter 2000, with a 44 percent increase in fee income (noninterest income excluding securities gains and losses) and a 15 percent increase in net interest income.

NONINTEREST INCOME
------------------

Fee income provides the majority of First Tennessee's revenue. In third quarter 2001, fee income contributed 68 percent to total revenues compared with 64 percent for the same period in 2000. Third quarter 2001 fee income increased 44 percent to $376.4 million, from $261.5 million for 2000. Fee income in capital markets and mortgage banking increased 140 percent and 63 percent, respectively, over the levels achieved in third quarter 2000. A more detailed discussion follows.

MORTGAGE BANKING

First Horizon Home Loans, a subsidiary of FTBNA, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market while a majority (approximately 74 percent in third quarter 2001) of the rights to service such loans are sold under flow servicing sales agreements (in prior years a majority of the rights were retained). Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. Subsequent to the 2001 adoption of new accounting standards related to derivatives (Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and EITF 99-20), a portion of the gain or loss formerly recognized with the sale of a mortgage loan is now recognized at the time an interest rate lock commitment is made to the customer. Secondary marketing activities include gains or losses from mortgage warehouse hedging activities, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its mortgage servicing rights through changing interest rate environments. Miscellaneous income includes servicing rights net value changes (see also Other - Accounting for Derivative Instruments and Hedging Activities), income from the foreclosure repurchase program and other miscellaneous items including net gains or losses related to rebalancing hedges of mortgage servicing rights in 2000.

Mortgage banking fee income increased 63 percent to $189.7 million from $116.4 million for third quarter 2000 as shown in Table 1.

TABLE 1 - MORTGAGE BANKING

                                             Third Quarter                                   Nine Months
                                      -------------------------          Growth      --------------------------          Growth
(Dollars in millions)                    2001           2000            Rate (%)        2001            2000            Rate (%)
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Loan origination fees               $    46.9      $    36.1            29.7       $   134.1       $    96.6            38.9
  Secondary marketing activities           82.1           38.1           115.7           204.5            83.4           145.3
--------------------------------------------------------------------------------------------------------------------------------
Mortgage origination function             129.0           74.2            73.8           338.6           180.0            88.2
--------------------------------------------------------------------------------------------------------------------------------
  Servicing fees                           40.3           41.5            (2.8)          119.3           119.3              .1
  Gains/(losses) from
     trading securities                     1.9             --             N/A            (5.2)             --             N/A
  Bulk sales of mortgage
     servicing rights                        --           (1.1)            N/A              --            12.6             N/A
  Miscellaneous                            18.5            1.8           903.5            28.7            (2.3)            N/A
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest income              $   189.7      $   116.4            62.9       $   481.4       $   309.6            55.5
================================================================================================================================
Refinance originations                $ 2,904.1      $   632.7           359.0       $ 9,727.8       $ 1,945.6           400.0
Home purchase-related
     originations                       2,692.2        3,062.3           (12.1)        7,793.1         9,544.4           (18.3)
--------------------------------------------------------------------------------------------------------------------------------
Mortgage loan originations            $ 5,596.3      $ 3,695.0            51.5       $17,520.9       $11,490.0            52.5
================================================================================================================================
Servicing portfolio                   $44,221.4      $47,326.1            (6.6)      $44,221.4       $47,326.1            (6.6)
--------------------------------------------------------------------------------------------------------------------------------

Origination activity increased 51 percent due to the impact that lower interest rates had on refinance activity, which increased $2.3 billion. Total origination volume, consisting of home purchase-related mortgages and refinanced mortgages was $5.6 billion in third quarter 2001 compared with $3.7 billion in the previous year. Home purchase-related mortgage originations decreased $.4 billion primarily due to the closing or other disposition of less profitable production offices in 2000. Fees from the mortgage origination process (loan origination fees, profits from the sale of loans, flow sales of mortgage servicing rights, and other secondary marketing activities) increased 74 percent to $129.0 million from $74.2 million in third quarter 2000. This increase was primarily the result of more loans sold into the secondary market due to increased production, improved margin management, and improvement in the results in hedging and other loan sale activities, as well as the recognition this year of the value of interest rate lock commitments. While the growth in refinance activity produced increased fee income, the impact of increased expenses from amortization and write-downs of mortgage servicing rights (See also Noninterest Expense) offset much of this revenue. Going forward, based upon a continuation of the trend in declining interest rates, the origination volume is expected to continue. Home purchase-related mortgage originations should reflect the relative strength of the economy, but should decrease from third quarter levels due to the seasonality of homebuyers' buying habits. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

The mortgage servicing portfolio (which includes servicing for ourselves and others) decreased to $44.2 billion on September 30, 2001, from $47.3 billion on September 30, 2000, due to our stated goal of reducing its size. Mortgage servicing fees for third quarter 2001 were $40.3 million compared with $41.5 million for the same period in 2000. In third quarter 2001, there were no bulk purchases or sales of mortgage servicing rights.

For third quarter 2001 a net gain of $1.9 million related to market value adjustments on interest only strips that were classified as trading securities in first quarter 2001 and related hedges was recognized in mortgage banking income. Miscellaneous mortgage income totaled $18.5 million for third quarter 2001, which included $13.2 million of net gains on hedges associated with write-downs of mortgage servicing rights (See also Noninterest Expense) of which $4.5 million is nonoperating servicing rights net value changes under SFAS No. 133 (See also Accounting for Derivative Instruments and Hedging Activities). This compares to miscellaneous mortgage income of $1.8 million in third quarter 2000, which included $2.7 million in net losses on hedge instruments associated with the mortgage servicing portfolio.

CAPITAL MARKETS

First Tennessee Capital Markets generates fee income primarily from the purchase and sale of securities as both principal and agent. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is effectively hedged to protect against movements in interest rates. For third quarter 2001, capital markets fee income increased 140 percent to $90.3 million from $37.6 million in 2000. Total underwritings during third quarter 2001 were $15.1 billion compared to $2.9 billion for the same period in 2000. Total securities bought and sold were $339.2 billion for third quarter 2001, up from $197.4 billion for the same period in 2000. This increased activity reflects continued growth and penetration into our targeted institutional customer base and changes in product mix. Additionally, fee income was favorably impacted during third quarter 2001 by revenues from new products and services that capital markets began offering in the second half of 2000. These sources of revenue include portfolio advisory, underwriting for financial institutions, various other investment banking services, and the acquisition in first quarter 2001 of MidWest Research Group. This quarter's results include $25.9 million in revenues related to these new products and services, compared to $7.8 million in third quarter 2000. Additionally, capital markets 2001 fee income has benefited from an improvement from last year's distressed market conditions. Going forward, market conditions are likely to stabilize, and new products and services will continue to impact revenues favorably. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A.

OTHER FEE INCOME

Fee income from deposit transactions and cash management for third quarter 2001 increased 15 percent to $35.3 million from $30.7 million in 2000. Trust services and investment management fees decreased 20 percent to $13.8 million from $17.0 million in 2000, primarily due to the divestiture of corporate and municipal trust in fourth quarter 2000 and a decline in market values of managed portfolios which fell 15 percent to $8.3 billion on September 30, 2001, from $9.8 billion on September 30, 2000. Third quarter 2001 fee income from merchant processing decreased 9 percent to $11.7 million from $13.0 million in 2000 primarily due to a further slowdown in the hospitality industry. Cardholder fees decreased 30 percent to $5.4 million from $7.7 million in third quarter 2000 primarily due to the sales of certain single relationship credit card accounts in fourth quarter 2000 and first quarter 2001. All other income and commissions decreased 23 percent to $30.2 million from $39.1 million in third quarter 2000 primarily due to the sales of the MONEY BELT(R) ATM network in fourth quarter 2000 and First Tennessee's interest in Check Solutions Company in second quarter 2001.

NET INTEREST INCOME
-------------------

Net interest income increased 15 percent to $173.5 million from $150.8 million in third quarter 2000, primarily due to lower funding costs. Earning assets decreased 4 percent to $15.8 billion in third quarter 2001 from $16.4 billion for the same period in 2000. The consolidated net interest margin (margin) increased to 4.39 percent for third quarter 2001 compared with 3.68 percent in 2000. The margin was positively impacted by the lower funding costs and improvement in the negative impact from mortgage banking due to a steeper yield curve. For third quarter 2001, the regional banking group's margin increased to
5.19 percent from 4.80 percent primarily due to the lower funding costs. Table 2 details the computation of the net interest margin for the regional banking group and the impact that the other business lines had on the consolidated margin for the third quarters of 2001 and 2000.

TABLE 2 - NET INTEREST MARGIN

                                                                  Third Quarter
                                                             ----------------------
                                                             2001             2000
-----------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
   Yields on earning assets                                  7.34 %          8.63 %
   Rates paid on interest-bearing liabilities                3.05            4.95
-----------------------------------------------------------------------------------
     Net interest spread                                     4.29            3.68
-----------------------------------------------------------------------------------
   Effect of interest-free sources                            .74             .97
   Loan fees                                                  .16             .14
   FRB interest and penalties                                  --             .01
-----------------------------------------------------------------------------------
     Net interest margin - Regional banking group            5.19 %          4.80 %
MORTGAGE BANKING                                             (.58)           (.98)
CAPITAL MARKETS                                              (.24)           (.16)
TRANSACTION PROCESSING                                        .02             .02
-----------------------------------------------------------------------------------
Net interest margin                                          4.39 %          3.68 %
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

Going forward, if short-term rates remain at current levels and the slope of the yield curve does not flatten, the margin is likely to remain stable. Given the current operating environment, with historically low short-term interest rates, First Tennessee's margin may begin to move toward a more normal level as the yield curve flattens; however, it should remain favorable to this year's average level. However, the consolidated margin will continue to be influenced by the activity levels in the nonbanking lines of business, especially mortgage banking. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for third quarter 2001 increased 27 percent to $395.2 million from $310.2 million in 2000. The type and level of activity in mortgage banking and capital markets effect changes in personnel and total noninterest expense. Excluding mortgage banking and capital markets, total noninterest expense decreased 4 percent. Going forward, capital markets, mortgage banking and investments in efficiency and revenue enhancement programs will influence the level of noninterest expense.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 28 percent in third quarter 2001, primarily due to higher activity levels in mortgage banking and capital markets. Excluding mortgage banking and capital markets, personnel expense decreased 1 percent. Additional business line information related to expenses is provided in Table 3 and the discussion that follows.

TABLE 3 - NONINTEREST EXPENSE COMPOSITION

                                            Third Quarter                                    Nine Months
                                      ------------------------        Growth          -----------------------      Growth
(Dollars in millions)                    2001            2000         Rate(%)           2001            2000       Rate(%)
-----------------------------------------------------------------------------------------------------------------------------
Mortgage banking                     $  190.0        $  134.2          41.6         $  499.3        $  404.7        23.4
Regional banking group                  117.2           119.9          (2.3)           403.3           352.5        14.4
Capital markets                          62.3            27.7         124.6            163.0            64.8       151.4
Transaction processing                   23.5            26.2         (10.3)            75.0            76.4        (1.8)
Other                                     2.2             2.2            --              6.4             6.4          --
-----------------------------------------------------------------------------------------------------------------------------
  Total operating expense            $  395.2        $  310.2          27.4         $1,147.0        $  904.8        26.8
=============================================================================================================================

Mortgage banking expenses increased 42 percent from the previous year. Expense growth for this business line varies with the volume and type of activity. The increase was impacted by a $21.9 million write-down of the book value of mortgage servicing rights due primarily to the increase in actual mortgage prepayments over the projected level as a result of the decrease in mortgage interest rates since third quarter 2000. Also impacting this growth rate was $22.7 million in loss from the establishment of a mortgage servicing rights impairment valuation reserve primarily due to the increase in expected future prepayment speeds (see also Noninterest Income - Mortgage Banking for increase in refinance origination volume). In addition, amortization of mortgage servicing rights increased 38 percent to $29.5 million in third quarter 2001 from $21.3 million in 2000 primarily due to faster projected prepayment speeds associated with lower mortgage interest rates. The increase was also impacted by growth in personnel expense, due to the higher activity levels in third quarter 2001. Partially offsetting these increases was a decrease of $9.7 million in the amount of hedge expense reflected in noninterest expense due to the repositioning of the mortgage servicing hedge portfolio in 2000 and the adoption of SFAS No. 133 in 2001. Going forward, the levels of amortization and write-downs of mortgage servicing rights will be influenced by the volume of mortgages refinanced from the servicing portfolio.

Capital markets expenses grew 125 percent from third quarter 2000 primarily due to higher commissions and incentives recognized in third quarter 2001 which caused total personnel expense for this segment to increase 135 percent, or $32.0 million from 2000.

Expenses for the regional banking group decreased 2 percent from third quarter 2000, and transaction processing expenses for third quarter 2001 decreased 10 percent from the previous year. The decreases in these segments were primarily due to divestitures and efficiency programs implemented since fourth quarter 2000.

PROVISION FOR LOAN LOSSES/ASSET QUALITY
---------------------------------------

The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of the risk of loss inherent in the loan portfolio. An analytical model based on historical loss experience, current trends and economic conditions, and reasonable foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The provision for loan losses increased for third quarter 2001 to $22.8 million from $16.5 million in third quarter 2000, reflecting economic conditions including the impact of increased nonperforming loans and higher charge-offs. The ratio of allowance for loan losses to total loans, net of unearned income, was 1.51 percent on September 30, 2001, compared to 1.44 percent on September 30, 2000. Additional asset quality information is provided in Table 4 - Asset Quality Information and Table 5 - Charge-off Ratios.

TABLE 4 - ASSET QUALITY INFORMATION

                                                                         September 30
                                                                 ----------------------------
(Dollars in thousands)                                             2001             2000
---------------------------------------------------------------------------------------------
REGIONAL BANKING GROUP:
Nonperforming loans                                              $ 46,593        $ 15,527
Foreclosed real estate                                              8,160           5,183
Other assets                                                          140              94
---------------------------------------------------------------------------------------------
  Total nonperforming assets - Regional Banking Group              54,893          20,804
---------------------------------------------------------------------------------------------
MORTGAGE BANKING:
Nonperforming loans                                                22,891          25,689
Foreclosed real estate                                             10,658          10,486
---------------------------------------------------------------------------------------------
  Total nonperforming assets - Mortgage Banking                    33,549          36,175
---------------------------------------------------------------------------------------------
Total nonperforming assets                                       $ 88,442        $ 56,979
=============================================================================================

Loans and leases 30 to 89 days past due                          $ 93,836        $100,734
Loans and leases 90 days past due                                $ 35,101        $ 36,365
Potential problem assets*                                        $108,141        $110,651

                                                                         Third Quarter
                                                                 ----------------------------
                                                                    2001              2000
                                                                 ----------------------------
ALLOWANCE FOR LOAN LOSSES:
  Beginning balance at June 30                                   $ 148,658         $ 142,722
      Provision for loan losses                                     22,778            16,593
      Charge-offs                                                  (23,542)          (15,574)
      Loan recoveries                                                3,286             2,182
---------------------------------------------------------------------------------------------
  Ending balance at September 30                                 $ 151,180         $ 145,923
=============================================================================================

                                                                              September 30
                                                                         ---------------------
                                                                         2001           2000
                                                                         ---------------------
Allowance to total loans                                                 1.51%          1.44%
Allowance to nonperforming loans                                          218            354
Nonperforming assets to total loans, foreclosed real estate
  and other assets (Regional Banking Group only)                          .60            .22
Nonperforming assets to unpaid principal balance of
  servicing portfolio (Mortgage Banking only)                             .08            .08
----------------------------------------------------------------------------------------------

* Includes loans and leases 90 days past due.

The ratio of total net charge-offs to average loans increased to .81 percent for third quarter 2001 from .53 percent for third quarter 2000. The increase in commercial loan net charge-offs from the unsustainable low levels in the third quarter of 2000 was primarily from loans to two Tennessee domiciled commercial customers that were previously classified as nonperforming loans since third quarter 2000. The increase in consumer loan net charge-offs was due to deterioration in economic conditions and increased charge-offs of loans with a higher risk and reward profile. The credit card receivables charge-off ratio decreased to 3.99 percent for third quarter 2001 from 4.39 percent for third quarter 2000, due primarily to the sale of the single relationship credit card accounts.

TABLE 5 - CHARGE-OFF RATIOS

                                                                Third Quarter
                                                            --------------------
                                                             2001        2001
--------------------------------------------------------------------------------
Commercial                                                     .48%         .01%
Consumer real estate                                           .82          .39
Other consumer                                                2.58         1.86
Credit card receivables                                       3.99         4.39
Total net charge-offs                                          .81          .53
--------------------------------------------------------------------------------

As regional banking group nonperforming assets increased to $54.9 million on September 30, 2001, the ratio of nonperforming assets to total loan increased to
 .60 percent. This compares to nonperforming assets of $20.8 million on September 30, 2000, and a nonperforming assets ratio of .22 percent. The growth in nonperforming assets occurred primarily due to two large Tennessee domiciled commercial customers and related parties with total balances of approximately
$24 million that were classified as nonperforming loans since third quarter
2000. Mortgage banking nonperforming assets decreased $2.7 million to $33.5 million on September 30, 2001. First Tennessee has not sold any nonperforming loans during 2001 but continues to internally resolve asset quality issues. On September 30, 2001, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry. Recent acts of terrorism have had a negative impact on the passenger airline and property and casualty insurance industries. First Tennessee does not have a material credit exposure in these industries. Going forward, asset quality indicators should reflect the relative strength of the economy and the resolution of existing asset quality issues. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

INCOME TAX EXPENSE
------------------

The effective tax rate for third quarter 2001 was 32 percent up from 22 percent for third quarter 2000. This variance was primarily due to a tax benefit last year related to the issuance of cumulative preferred stock by an affiliate of First Tennessee in third quarter 2000.

BALANCE SHEET REVIEW

EARNING ASSETS
--------------

Earning assets primarily consist of loans, loans held for sale and investment securities. For third quarter 2001, earning assets averaged $15.8 billion compared with $16.4 billion for third quarter 2000. On September 30, 2001, First Tennessee reported total assets of $19.7 billion compared with $19.2 billion on September 30, 2000. Average total assets decreased 4 percent to $18.8 billion from $19.6 billion in third quarter 2000.

LOANS

Since third quarter 2000, First Tennessee has sold approximately $300 million of its single-relationship credit card receivables, approximately $340 million of student loans, and Peoples and Union Bank with total loans of approximately $110 million. Excluding the impact of these divestitures, average loans increased approximately 13 percent since third quarter 2000 with growth in commercial loans of 5 percent and approximately 8 percent growth in retail loans. Including the impact of these divestitures, average loans decreased 1 percent to $10.0 billion from $10.1 billion in 2000 and retail loans decreased 7 percent. Additional loan information is provided in Table 6.

TABLE 6 - AVERAGE LOANS

                                                                      Three Months Ending September 30
                                                  -----------------------------------------------------------------------
                                                                 PERCENT          GROWTH                        Percent
(Dollars in thousands)                               2001        OF TOTAL          RATE              2000       of Total
-------------------------------------------------------------------------------------------------------------------------
Commercial:
  Commercial, financial and industrial            $ 4,028.5         41%              5.0 %        $ 3,837.8         38%
  Real estate commercial                              930.9          9               3.2              902.0          9
  Real estate construction                            435.4          4               4.7              416.0          4
Retail:
  Real estate residential                           3,609.3         36               7.5            3,358.4         34
  Real estate construction                            184.4          2              18.7              155.3          2
  Other consumer                                      484.1          5             (42.2)             837.1          8
  Credit card receivables                             279.4          3             (48.9)             546.7          5
-------------------------------------------------------------------------------------------------------------------------
Total loans, net of unearned                      $ 9,952.0        100%             (1.0)%        $10,053.3        100%
=========================================================================================================================

During years prior to 2001 certain retail loans have been securitized. The majority of these securities are owned by subsidiaries of First Tennessee, including FTBNA, and are classified as investment securities.

LOANS HELD FOR SALE/INVESTMENT SECURITIES

Loans held for sale, consisting primarily of mortgage loans, decreased 18 percent to $2.2 billion from $2.7 billion due to the earlier delivery of loans out of the warehouse in 2001. Average investment securities decreased 9 percent in third quarter 2001 to $2.5 billion from $2.8 billion primarily due to certain securities available for sale being transferred to trading securities and declining balances of retained securitization interests, which are paying down without being replenished.

DEPOSITS AND OTHER SOURCES OF FUNDS
-----------------------------------

Since the third quarter of 2000, total average core deposits increased 3 percent to $9.2 billion from $8.9 billion. While interest-bearing core deposits remained relatively flat at $5.9 billion, noninterest-bearing core deposits increased 12 percent to $3.3 billion from $3.0 billion primarily due to expanded usage of a cash management investment product and growth in mortgage escrow accounts. Short-term purchased funds decreased 21 percent to $6.5 billion from $8.2 billion for the previous year as an increase in core deposits provided additional funding and the mortgage warehouse, which is funded with purchased funds, decreased.

CAPITAL
-------

Total capital (shareholders' equity plus qualifying capital securities and subsidiary preferred stock) on September 30, 2001, was $1.6 billion, up 12 percent from $1.4 billion on September 30, 2000. Shareholders' equity (excluding the qualifying capital securities and subsidiary preferred stock) was $1.4 billion on September 30, 2001, an increase of 10 percent from $1.3 billion on September 30, 2000. The increase in total capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $215.0 million, or 6.5 million shares, since September 30, 2000. On October 16, 2001, the board of directors approved the repurchase of 4.2 million shares of First Tennessee's common stock for use in connection with various stock option plans. The repurchases will occur within the option exercise period. In addition the board of directors extended from June 30, 2002, until December 31, 2004, the non-stock option plan-related repurchases of shares, previously approved in October 2000. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management.

Average shareholders' equity increased 9 percent since third quarter 2000 to $1.4 billion from $1.3 billion, reflecting internal capital generation. The average total equity to average assets ratio was 8.14 percent and the average shareholders' equity to average assets ratio was 7.37 percent for third quarter 2001. This compares with 7.01 percent and 6.50 percent, respectively, for third quarter 2000. Unrealized market valuations had no material effect on the ratios during third quarter 2001.

On September 30, 2001, the corporation's Tier 1 capital ratio was 9.19 percent, the total capital ratio was 12.46 percent and the leverage ratio was 7.34 percent. On September 30, 2001, First Tennessee's bank affiliates had sufficient capital to qualify as well-capitalized institutions.


FINANCIAL SUMMARY (COMPARISON OF FIRST NINE MONTHS OF 2001 TO FIRST NINE MONTHS OF 2000)

Earnings for 2001 were $240.4 million before debt restructurings and the cumulative effect of changes in accounting principles related to derivatives (SFAS No. 133 and EITF 99-20). Diluted earnings per common share before debt restructurings and the cumulative effect of changes in accounting principles were $1.82 in 2001. Earnings for 2001 after debt restructurings and the cumulative effect of changes in accounting principles were $229.0 million or $1.74 diluted earnings per common share. Earnings in 2000 were $160.9 million or $1.22 diluted earnings per common share. For the first nine months of 2001, return on average shareholders' equity was 22.2 percent and return on average assets was 1.61 percent, while in 2000 these ratios were 17.0 percent and 1.11 percent, respectively.

Total revenue increased 33 percent, with a 48 percent increase in fee income and a 10 percent increase in net interest income. Fee income contributed 69 percent to total revenue in 2001 compared with 62 percent in 2000.

INCOME STATEMENT REVIEW
-----------------------

Noninterest income, excluding securities gains and losses, increased 48 percent for the first nine months of 2001 to $1,082.3 million from $733.0 million for the same period last year. Mortgage banking fee income increased 56 percent to $481.4 million from $309.6 million. See Table 1 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 190 percent to $234.8 million from $80.9 million for 2000. For the first nine months of 2001, fee income in deposit transactions and cash management grew 9 percent to $94.7 million from $86.8 million. For 2001, gains from divestitures were $81.5 million due to gains from the sale of First Tennessee's partnership interest in Check Solutions Company ($45 million), the sale of Peoples and Union Bank ($13 million), the sale of a portfolio of student loans ($12 million), the sale of certain single relationship credit card accounts ($7 million), and an earn-out in 2001 related to the fourth quarter 2000 divestiture of First Tennessee's corporate and municipal trust business ($4 million). There were divestiture gains of $40.9 million in 2000 from the sale of the HomeBanc Mortgage division. Trust services and investment service fees decreased 12 percent to $43.4 million from $49.1 million and merchant-processing fees decreased 4 percent to $34.7 million from $36.3 million. Cardholder fees decreased 31 percent to $15.0 million from $21.7 million. All other income and commissions decreased 10 percent to $96.8 million from $107.7 million. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 10 percent to $492.8 million from $449.4 million for the first nine months of 2000 while earning assets decreased 1 percent to $15.9 billion from $16.1 billion for 2000. Year-to-date consolidated margin increased to 4.12 percent in 2001 from 3.72 percent in 2000. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed. In the regional banking group the year-to-date margin increased to
4.93 percent from 4.88 percent primarily due to lower funding costs. Noninterest expense for the first nine months of 2001 increased 27 percent to $1,147.0 million from $904.8 million. See Table 3 - Noninterest Expense Compensation for a breakdown of total expenses by business line. Mortgage banking expenses increased 23 percent to $499.3 million from $404.7 million. During this period, amortization of capitalized mortgage servicing rights increased 43 percent to $82.7 million from $57.7 million. Also included in this growth is the $64.5 million write-down in 2001 of the book value of mortgage servicing rights primarily due to the increase in actual mortgage prepayments over the projected level as a result of the decrease in mortgage interest rates since third quarter 2000. In addition, $22.7 million in loss was recognized in 2001 from the establishment of a mortgage servicing rights impairment valuation reserve primarily due to the increase in expected future prepayment speeds. Capital markets expenses increased 151 percent over this same period to $163.0 million from $64.8 million. Expense growth for mortgage banking and capital markets varies with the volume and type of activity. Expenses in the regional banking group grew 14 percent from the previous year to $403.3 million from $352.5 million due primarily to the nonoperating expenses associated with asset write-offs, lease abandonment, branch closures, major marketing campaigns to attract new retail customers, litigation losses, consulting fees, and personnel costs related to early retirement and severance. Transaction processing expenses decreased 2 percent for the nine-month period primarily due to divestiture of the MONEY BELT(R) ATM network in fourth quarter 2000. The provision for loan losses increased 20 percent to $59.2 million from $49.1 million for the previous year. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

DEBT RESTRUCTURINGS
-------------------

In second quarter 2001, there was a $5.1 million pre-tax ($3.2 million after-tax) loss related to debt restructurings. For financial statement presentation purposes this nonoperating loss is treated as an extraordinary item and therefore, net income and earnings per share are indicated before and after the after-tax loss.

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

BALANCE SHEET REVIEW
--------------------

For the first nine months of 2001, total assets averaged $19.0 billion compared with $19.4 billion in 2000. Average loans grew 3 percent to $10.1 billion from $9.8 billion for the first nine months of 2000. Average commercial loans increased 9 percent to $5.4 billion from $5.0 billion. Retail loans decreased 3 percent with an average of $4.7 billion in 2001 compared with $4.8 billion in 2000. Average investment securities decreased 9 percent to $2.6 billion from $2.9 billion for 2000. Loans held for sale, consisting primarily of mortgage loans, decreased 15 percent to $2.2 billion from $2.6 billion.

For the first nine months of 2001, average core deposits increased 3 percent to $9.2 billion from $8.9 billion. While interest-bearing core deposits remained relatively flat at $6.0 billion, noninterest-bearing deposits increased 12 percent to $3.2 billion from $2.9 billion in 2000. Short-term purchased funds decreased 15 percent for the nine-month period to $6.8 billion from $8.0 billion. The reasons for the year-to-date balance sheet trends were similar to the quarterly trend information already discussed.

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

First Tennessee believes that difficulties in interpreting the effects of SFAS No. 133 are sufficiently great that it may be worthwhile to be able to identify and isolate these effects and to determine what net income would be excluding certain SFAS No. 133 adjustments related to mortgage banking capitalized servicing rights. Therefore, this analysis has been added as a recurring part of management's discussion of operating results. This new item, servicing rights net value changes under SFAS No. 133, represents the change in the fair value of hedged interest rate risk of capitalized mortgage servicing rights, net of changes in the fair value of derivative financial instruments designated to hedge such risks excluding the impact of cash settlements and interest accruals on derivatives with periodic cash flows and changes in fair value due to the passage of time including time decay of options, and beginning in the third quarter, the time price convergence of forward instruments. For the first nine months of 2001, a pre-tax gain of $8.2 million ($5.2 million after tax) was recognized as servicing right net value changes under SFAS No. 133. For the third quarter, a pre-tax gain of $4.5 million ($2.9 million after tax) was recognized. The impact on earnings from hedging of the mortgage servicing rights portfolio is included on the Statement of Income in noninterest income.

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

FURTHER INTERPRETATIONS OF SFAS NO. 133
---------------------------------------

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between First Tennessee's interpretation and that of the FASB, the effects of which cannot presently be anticipated.

ACCOUNTING CHANGES
------------------

On June 30, 2001, the FASB finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141 all business combinations initiated after June 30, 2001, must be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to an assessment for impairment using a fair-value-based test at least annually. Goodwill associated with equity-method investments is also no longer amortized, but impairment analysis is governed by existing impairment guidance for equity-method investments and not the new impairment rules. Also under the new rules, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold or otherwise transferred, regardless of the acquirer's intent to do so. These new rules are expected to result in more intangible assets being separated from goodwill than generally occurs today. The resulting assets will be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for First Tennessee will mean January 1, 2002. First Tennessee estimates the impact of adopting these new standards will be to reduce noninterest expense annually by approximately $7 million pre-tax without regard to any new acquisitions or future impairment that may occur, the effect of which cannot be predicted at this time. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting issues related to the impairment of long-lived assets and for long-lived assets to be disposed of. This standard is effective for fiscal years beginning after December 15, 2001, which for First Tennessee will be January 1, 2002. First Tennessee anticipates the impact of adopting this standard will be immaterial.

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

                                    Part II.

                                OTHER INFORMATION

Items 1, 2, 3, 4 and 5
----------------------

As of the end of the third quarter, 2001, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6 - Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit No.             Description
-----------             -----------
    3(ii)               Bylaws of the Corporation, as amended and restated.

    4 Instruments defining the rights of security holders, including indentures.*

  **10(a)               Management Incentive Plan, as amended and restated.

  **10(c) 1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation's 2000 Annual Report on Form 10-K and 10-16-01 amendment.

* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

** This is a management contract or compensatory plan required to be filed as an exhibit.

(b)      Reports on Form 8-K.

No report on Form 8-K was filed during the third quarter of 2001.

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



DATE:      11/13/01                    By:  /s/ Elbert L. Thomas Jr.
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

   **10(c) 1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation's 2000 Annual Report on Form 10-K and 10-16-01 amendment.

* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

** This is a management contract or compensatory plan required to be filed as an exhibit.