Form 10-K405
period 2001-03-31
FIRST TENNESSEE NATIONAL CORP
filed 2002-03-25
CIK 36966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                     - or -
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the Transition period from __________ to__________

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
                                X   YES        NO
                               ----      -----

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

At February 22, 2002, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $4.26 billion.

At February 22, 2002, the registrant had 125,853,984 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     1. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/16/02 - Parts I, II, III and IV.

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and elected, effective March 13, 2000, to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act. See "Supervision and Regulation - Financial Modernization Legislation" below. At December 31, 2001, the Corporation had total assets of $20.6 billion and ranked second in terms of total assets among Tennessee-headquartered bank holding companies and ranked 32nd nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking and banking-related subsidiaries, the Corporation provides a broad range of financial services. The Corporation is engaged in the commercial banking business. Significant operations are also conducted in the mortgage banking, capital markets, and transaction processing divisions, which are described in more detail in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements. During 2001 approximately 65% of revenues were provided by fee income and approximately 35% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control that allow coordination of selected policies and activities.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 2001 it generated gross revenue (net interest income plus noninterest income) of approximately $1.97 billion and contributed 98% of consolidated net income from continuing operations. At December 31, 2001, the Bank had $20.2 billion in total assets, $13.4 billion in total deposits, and $10.0 billion in net loans. Within the State of Tennessee at September 30, 2001, the Bank ranked second in terms of total assets and ranked first in deposit market share. Nationally, it ranked 48th among banks in terms of total assets as of September 30, 2001. On September 30, 2001, the Corporation's subsidiary banks had 443 banking locations (187 financial centers and 256 free-standing ATMs) in 21 Tennessee counties, including all of the major metropolitan areas of the state, 20 banking locations (including 14 free-standing ATMs) in Mississippi and 8 banking locations (including 4 free-standing ATMs) in Arkansas, and consumer finance offices in 12 states nationwide. First Horizon Home Loan Corporation, a subsidiary of the Bank, and its affiliates, at December 31, 2001, provided mortgage banking services through approximately 136 offices in 31 states and ranked in the top 20 nationally in retail mortgage loan originations and mortgage loan servicing. First Tennessee Capital Markets (which changed its name in January 2002 to FTN Financial Capital Markets), a division of the Bank, had at December 31, 2001, offices in 8 states and ranked as one of the leading underwriters of U.S. agency debt.

         The Corporation provides the following services through its subsidiaries:

         - general banking services for consumers, businesses, financial institutions, and governments
         -        mortgage banking services
         - capital markets--primarily sales and underwriting of bank-eligible securities and securities eligible for underwriting by financial subsidiaries, mortgage loans and advisory services, and equity research.
         - transaction processing - credit card merchant processing, nationwide check clearing services, and remittance processing
         -        trust, fiduciary, and agency services
         -        credit card products
         -        discount brokerage and brokerage
         -        venture capital
         -        equipment finance
         - investment and financial advisory services, including investment advisor to First Funds, a family of mutual funds
         -        mutual fund sales as agent
         -        insurance sales as agent
         -        private mortgage reinsurance
         -        consumer finance lending

                  An element of the Corporation's business strategy is to seek acquisitions and consider divestitures that would enhance long-term shareholder value. The Corporation has a department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation's strategy. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements contained in an Appendix to the Corporation's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders scheduled for April 16, 2002 (herein referred to, including such Appendix, as the "2002 Proxy Statement"), which note is incorporated herein by reference.

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The Capital Markets division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer with municipal securities offices in Memphis, Tennessee; Los Angeles, California; Mobile, Alabama; Chicago, Illinois; Overland Park, Kansas; Dallas, Texas; and New York, New York, and additional offices in Nashville, Tennessee and Cleveland, Ohio. The subsidiary banks are supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc. and First Tennessee Advisory Services, a separately identifiable department of the Bank, are registered with the SEC as investment advisers. First Tennessee Brokerage, Inc. is registered as an investment adviser in Tennessee, Texas and Virginia. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. and First Tennessee Securities Corporation are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Horizon Home Loan Corporation is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller as well as various state regulators. First Tennessee Insurance Services ("FTIS"), a department of the Bank with offices in Dandridge, Tennessee, is licensed in all states where it does business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a monoline insurance company. FT Insurance Corporation is licensed as an insurance agency in Alabama. First Horizon Insurance Services, Inc., Polk & Sullivan Group, Inc., Mann, Smith & Cummings, Inc., MASMIC, Inc., Merritt & McKenzie, Inc., Frost Specialty Risk, Inc., and Van Meter Insurance, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. First Tennessee Securities Corporation and all of the subsidiaries listed in the second preceding sentence are financial subsidiaries under the Gramm-Leach-Bliley Act.

         Expenditures for research and development activities were not material for the years 1999, 2000 or 2001.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 2001, the Corporation and its subsidiaries had 9,861 full-time-equivalent employees, not including contract labor for certain services.

         For additional information on the business of the Corporation, refer to the Management's Discussion and Analysis and Glossary sections contained in the 2002 Proxy Statement, which sections are incorporated herein by reference.

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

         In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer's principal state of operations without regard to whether the transaction is prohibited under state law. See " --Interstate Banking and Branching Legislation." The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2001, the Corporation estimates that it held approximately 16% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also "- Interstate Banking and Branching Legislation" below.

         The Corporation's subsidiary banks (the "Subsidiary Banks") are subject to supervision and examination by applicable federal and state banking agencies. The Bank and First National Bank of Springdale, Springdale, Arkansas, are national banking associations subject to regulation and supervision by the Comptroller as their primary federal regulator. In addition, the Subsidiary Banks are insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the "FDIC"). The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

         At December 31, 2001, under dividend restrictions imposed under applicable federal laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $275.6 million. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation's total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving.

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

         Capital Adequacy

         The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2001, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 8.43% and 11.41%, respectively.

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

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 2001 was 6.86%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 2001. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See "--Prompt Corrective Action."

         The federal banking regulators have adopted a final rule which amends their regulatory capital standards regarding certain recourse obligations, direct credit substitutes, residual interests and other positions in securitized transactions that expose banking organizations to credit risk. The final rule, which is effective January 1, 2002 treats recourse obligations and direct credit substitutes more consistently than the current risk-based capital standards, and introduces a credit ratings-based approach to assigning risk weights within a securitization. In addition, the rule imposes a "dollar-for-dollar" capital charge on residual interests and a concentration limit of 25% of Tier 1 capital on credit-enhancing interest-only strips, a subset of residual interests. The Corporation does not expect the adoption of this final rule to have a material effect on the financial condition or results of operations of the Bank or the Corporation.

         In January 2001, the Basel Committee proposed its second draft of a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank's capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee is also proposing an explicit capital charge for operational risk to provide for problems like internal systems failure.

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

         To address concerns within the banking industry that compliance with the new framework would be costly and result in increased regulatory burden, the Basel Committee agreed in June 2001 to modify some of its earlier proposals. A third draft of the proposed capital rules is expected to be issued and finalized during 2002. Implementation of some form of the new guidelines is expected in 2005. The Corporation cannot predict at this time whether the new capital adequacy framework will be adopted or in what form, or the effect it would have on the financial condition or results of operations of the Bank or the Corporation.

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

         The Corporation believes that at December 31, 2001 all of the Subsidiary Banks had sufficient capital to qualify as "well capitalized" under the regulatory capital requirements discussed above.

         Interstate Banking and Branching Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. Tennessee did not opt out of interstate branching. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. Tennessee did not enact such a law. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Effective July 1, 2001, Tennessee permits de novo branching on a reciprocity basis. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

         Financial Modernization Legislation

         The Gramm-Leach-Bliley Act was enacted into law on November 12, 1999. The Act repeals or modifies a number of significant provisions of current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which impose restrictions on banking organizations' ability to engage in certain types of activities. The Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a "financial holding company." To qualify a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. The Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements: (1) the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities, (2) the national bank and its depository institution affiliates must each be well-capitalized and well-managed, (3) the aggregate consolidated total assets of all of the national bank's financial subsidiaries must not exceed 45% of the national bank's consolidated total assets or, if less, $50 billion, (4) the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary, and (5) if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories (or if in the second fifty largest banks, an alternative requirement is that the national bank has a current long-term issuer credit rating within the three highest investment grade rating categories). No new financial activity may be commenced under the Act unless the national bank and all of its depository institution affiliates have at least "satisfactory" CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the Act contains a number of other provisions that may affect the Bank's operations, including functional regulation of the Bank's securities and investment management operations by the SEC and the Bank's insurance operations by the States and limitations on the use and disclosure to third parties of customer information. The Act generally became effective March 11, 2000, although certain provisions took effect later, such as functional regulation (May 12, 2001, except for certain matters), and compliance with privacy regulations was required by July 1, 2001. The Corporation has elected to become a financial holding company and currently, the Bank has eight financial subsidiaries. The Corporation cannot predict at this time the potential effect that the Act will have on its business and operations, although the Corporation expects that the general effect of the Act will be to increase competition in the financial services industry generally.

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

Competition.

         The Corporation and its subsidiaries face substantial competition in all aspects of the businesses in which they engage from national and state banks located in Tennessee and large out-of-state banks as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market mutual funds, insurance companies, securities firms, mortgage banking companies and others. For certain information on the competitive position of the Corporation and the Bank, refer to the "General" subsection above of this Item 1. Also, refer to the subsections entitled "Supervision and Regulation" and "Effect of Governmental Policies," both of which are relevant to an analysis of the Corporation's competitors. Due to the intense competition in the financial industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsection entitled "Deposits, Other Sources of Funds, and Liquidity Management," contained in the 2002 Proxy Statement, which sections are incorporated herein by reference.

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

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 2002 Proxy Statement; certain information not contained in the 2002 Proxy Statement, but required by Guide 3, is contained in the tables immediately following:

                      FIRST TENNESSEE NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                                AS OF DECEMBER 31
                                   (Unaudited)

INVESTMENT PORTFOLIO
(Dollars in thousands)                              2001               2000               1999
-------------------------------------------------------------------------------------------------
Mortgage-backed securities &
     collateralized mortgage
     obligations                                $ 2,153,012        $ 2,303,079        $ 2,579,259
U.S. Treasury and other
     U. S. government agencies                      136,827            143,152            165,477
States and political subdivisions                    45,416             55,976             41,603
Other                                               190,615            336,849            314,953
                                                -----------        -----------        -----------
                         Total                  $ 2,525,870        $ 2,839,056        $ 3,101,292
                                                ===========        ===========        ===========

LOAN PORTFOLIO
(Dollars in thousands)                         2001               2000               1999              1998              1997
-------------------------------------------------------------------------------------------------------------------------------
Commercial:
     Commercial, financial and
         industrial                       $  4,176,738       $  3,964,396       $ 3,660,642       $ 3,460,215       $ 3,103,563
     Real estate commercial                    929,036            946,903           776,553           667,674           673,046
     Real estate construction                  492,531            415,713           353,659           303,759           360,187
Retail:
     Real estate residential                 3,732,767          3,573,260         2,814,249         2,476,355         2,641,707
     Real estate construction                  211,429            179,515           132,740            73,115            45,148
     Consumer                                  459,510            840,228         1,018,110           981,479           906,248
     Credit card receivables                   281,132            319,435           607,205           594,467           581,451
                                          ------------       ------------       -----------       -----------       -----------
                         Total            $ 10,283,143       $ 10,239,450       $ 9,363,158       $ 8,557,064       $ 8,311,350
                                          ============       ============       ===========       ===========       ===========

SHORT-TERM BORROWINGS
(Dollars in thousands)                              2001               2000               1999
-------------------------------------------------------------------------------------------------
Federal funds purchased and
     securities sold under
     agreements to repurchase                   $ 2,921,543        $ 2,981,026        $ 2,856,282
Commercial paper                                     22,273             19,169             16,272
Other short-term borrowings                         426,878            437,366          1,533,957
                                                -----------        -----------        -----------
                         Total                  $ 3,370,694        $ 3,437,561        $ 4,406,511
                                                ===========        ===========        ===========

FOREIGN OUTSTANDINGS ON DECEMBER 31

                                                           2001                   2000                   1999
                                                   -------------------     -------------------     -------------------
                                                               % TOTAL                 % Total                 % Total
(Dollars in thousands)                              AMOUNT      ASSETS      Amount      Assets      Amount      Assets
----------------------------------------------------------------------------------------------------------------------
BY COUNTRY:
Israel                                             $   996       .01%      $ 1,062       .01%      $ 1,061       .01%
Canada                                                 174        --           790       .01           370        --
Taiwan                                                 601        --           556        --           759       .01
Korea                                                  387        --            --        --           357        --
All other                                            1,047       .01           753        --           317        --
----------------------------------------------------------------------------------------------------------------------
Total                                              $ 3,205       .02%      $ 3,161       .02%      $ 2,864       .02%
======================================================================================================================
BY TYPE:
Loans:
  Banks and other financial institutions           $ 1,962       .01%      $ 1,721       .01%      $ 1,174       .01%
  Governments and other institutions                   987       .01         1,000       .01         1,000       .01
----------------------------------------------------------------------------------------------------------------------
Total loans                                          2,949       .02         2,721       .02         2,174       .02
Customers' acceptances                                  --        --           384        --           187        --
Cash                                                   252        --            33        --           480        --
Accrued interest receivable                              4        --            23        --            23        --
----------------------------------------------------------------------------------------------------------------------
Total                                              $ 3,205       .02%      $ 3,161       .02%      $ 2,864       .02%
======================================================================================================================

MATURITIES OF SHORT-TERM PURCHASED FUNDS ON DECEMBER 31, 2001

                                               0-3              3-6            6-12          Over 12
(Dollars in thousands)                       Months           Months          Months          Months             Total
-------------------------------------------------------------------------------------------------------------------------
Certificates of deposit
     $100,000 and more                    $ 3,208,312       $ 168,534       $ 176,594       $ 154,117         $ 3,707,557
Federal funds purchased and
     securities sold under
     agreements to repurchase               2,921,543              --              --              --           2,921,543
Commercial paper and
     other short-term borrowings              283,461          39,677         115,077          10,936             449,151
-------------------------------------------------------------------------------------------------------------------------
Total                                     $ 6,413,316       $ 208,211       $ 291,671       $ 165,053         $ 7,078,251
=========================================================================================================================

CONTRACTUAL MATURITIES OF COMMERCIAL & REAL ESTATE CONSTRUCTION LOANS ON DECEMBER 31, 2001

                                                                     After 1 Year
(Dollars in thousands)                             Within 1 Year    Within 5 Years     After 5 Years         Total
---------------------------------------------------------------------------------------------------------------------
Commercial, financial and industrial                $ 2,394,669       $ 1,551,774       $230,295          $ 4,176,738
Real estate commercial                                  324,803           535,335         68,898              929,036
Commercial real estate construction                     389,187            95,927          7,417              492,531
Consumer real estate construction                       207,697             3,237            495              211,429
---------------------------------------------------------------------------------------------------------------------
Total                                               $ 3,316,356       $ 2,186,273       $307,105          $ 5,809,734
=====================================================================================================================
For maturities over one year:
    Interest rates - floating                                         $   939,411       $ 98,847          $ 1,038,258
    Interest rates - fixed                                              1,246,862        208,258            1,455,120
---------------------------------------------------------------------------------------------------------------------
Total                                                                 $ 2,186,273       $307,105          $ 2,493,378
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

                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 2002. The executive officers are elected at the April meeting of the Corporation's Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age                                Offices and Positions - Year First Elected to Office
------------                                ----------------------------------------------------
Charles G. Burkett                          President - Retail Financial Services/Memphis
Age: 50                                     Financial Services of the Corporation and the
                                            Bank (2001)

J. Kenneth Glass                            President and Chief Operating Officer
Age: 55                                     of the Corporation and the Bank (2001)

Herbert H. Hilliard                         Executive Vice President, Risk Management
Age: 54                                     (2001) and Government Relations and CRA
                                            (1988) of the Corporation and the Bank

Ralph Horn                                  Chairman of the Board (1996) and Chief
Age: 60                                     Executive Officer (1994) of the Corporation and
                                            the Bank

Harry A. Johnson, III                       Executive Vice President (1990) and
Age: 53                                     General Counsel (1988) of the
                                            Corporation and the Bank

James F. Keen                               Senior Vice President
Age: 51                                     and Corporate Controller of the Corporation
                                            (1988) and the Bank (2001) and principal
                                            accounting officer

Larry B. Martin                             President - Business Financial Services of the
Age: 54                                     Corporation and the Bank (2001)

Sarah L. Meyerrose                          Executive Vice President, Employee Services
Age: 46                                     (1998) and Wealth Management (2001) of the
                                            Corporation and the Bank.

John P. O'Connor, Jr.                       Executive Vice President of the Corporation
Age: 58                                     (1990) and the Bank (1987) and Chief Credit
                                            Officer (1988)

Elbert L. Thomas, Jr.                       Executive Vice President (1995) and
Age: 53                                     Chief Financial Officer (1995)
                                            of the Corporation and the Bank

         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. From 1991 through July 2001, Mr. Horn also served as President of the Corporation and the Bank. Prior to July of 2001, Mr.Glass was President-Retail Financial Services of the Corporation and the Bank. Prior to April of 2000, Mr. Glass was Executive Vice President of the Corporation and prior to April of 1999, he was President-Tennessee Banking Group of the Bank. The Personnel Division changed its name to the Employee Services Division in April of 1999. Prior to June of 1998, Ms. Meyerrose was President, Kingsport/Bristol of the Bank. Prior to July of 2001, Mr. Burkett was Executive Vice President, Manager Affluent Market of the Bank. Prior to July of 2001, Mr. Martin was Chairman and CEO-Knoxville of the Bank.

                                     PART II

                                     ITEM 5
                    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         (a)      Market for the Corporation's Common Stock:

         The Corporation's common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FTN. As of December 31, 2001, there were 9,338 shareholders of record of the Corporation's common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial and Operating Data Table, Note 18 to the Consolidated Financial Statements, and the "Deposits, Other Sources of Funds, and Liquidity Management" subsection of the Management's Discussion and Analysis section contained in the 2002 Proxy Statement and to the "Payment of Dividends" and "Transactions with Affiliates" subsections contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

         (b)      Sale of Unregistered Securities:

         During 2001 there were no sales of shares of the Corporation's common stock without registration under the Securities Act of 1933, as amended.

         (c)      Description of the Corporation's Capital Stock:

         Authorized Capital Stock. The authorized capital stock of the Corporation currently consists of 5,000,000 shares of preferred stock, without par value ("preferred stock"), which may be issued from time to time by resolution of the Corporation's Board of Directors (the "Board") and 400,000,000 shares of common stock, $0.625 par value (the "common stock"). As of December 31, 2001 there were 125,865,188 shares of common stock and no shares of preferred stock outstanding. As of that date, approximately 30.4 million shares of common stock were reserved for issuance under various employee stock plans and the Corporation's dividend reinvestment plan, and no shares of preferred stock were reserved for issuance. Although shares have been reserved for issuance under the employee stock plans, the plans generally permit the Corporation to repurchase shares on the open market or privately for issuance under such plans. The Board has authorized management to repurchase shares from time to time for the plans. A total of 7.2 million shares were repurchased and
4.4 million shares were issued for the plans in 2001. Pursuant to Board authority, the Corporation plans to continue to purchase shares from time to time for the plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interest of the shareholders. Also, the Corporation has announced that the Board approved the repurchase of up to 9.5 million shares by December 31, 2004, subject to market conditions, accumulation of excess equity and prudent capital management. During 2001, 2.3 million shares were repurchased pursuant to this authority. Also, the Corporation has on file with the SEC one effective shelf registration pursuant to which it may offer from time to time, at its discretion, senior or subordinated debt securities, preferred stock, including depository shares, and common stock at an aggregate initial offering price not to exceed $225 million (net of prior issuances) and another effective shelf registration pursuant to which up to $200 million of capital securities (guaranteed preferred beneficial interests in the Corporation's subordinated debentures) is available for issuance.

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

                                     ITEM 6
                             SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table in the 2002 Proxy Statement.

                                     ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables in the 2002 Proxy Statement.

                                     ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item is incorporated herein by reference to Note 1 to the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section contained in the 2002 Proxy Statement.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table in the 2002 Proxy Statement.

                                     ITEM 9
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is inapplicable.

                                    PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the "Election of Directors" section of the Corporation's 2002 Proxy Statement (excluding the Audit Committee Report, the Audit Committee Charter, and the statements regarding the independence of members of the Audit Committee). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the 2002 Proxy Statement.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 2002 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).

                                     ITEM 12
                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is incorporated herein by reference to the "Stock Ownership Information and Table" section of the 2002 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 2002 Proxy Statement.


                                     PART IV

                                     ITEM 14
                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Report:

         Financial Statements:

         -        Consolidated Statements of Condition as of December 31, 2001
                  and 2000
         - Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.
         - Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.
         - Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.
         -        Notes to the Consolidated Financial Statements
         -        Report of Independent Public Accountants
                  The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 2002 Proxy Statement, as listed above, are incorporated herein by reference.

         Financial Statement Schedules:  Not applicable.

         Exhibits:

                           Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

          (3)(i) Restated Charter of the Corporation, as amended, incorporated herein by reference to Exhibit 3(i) to the Corporation's1997 Annual Report on Form 10-K.
         (3)(ii)  Bylaws of the Corporation, as amended and restated.
          (4)(a) Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National
                  Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation's Registration Statement on Form 8-A filed 10-23-98.
          (4)(b) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 2002 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
        *(10)(a) Management Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-01.
        *(10)(b) 2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation's 2000 Annual Report on Form 10-K.
        *(10)(c) 1997 Employee Stock Option Plan, as amended and restated. *(10)(d) 1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 3-31-99.
        *(10)(e) 1984 Stock Option Plan, as amended, 1-21-97 amendment and 10-22-97 amendment, incorporated herein by reference to
                  Exhibit 10(e) to the Corporations 1992, 1996 and 1997 Annual Reports on Form 10-K.
        *(10)(f) 1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97, and 10-18-00 amendments, incorporated herein by reference to
                  Exhibit 10(f) to the Corporation's 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.
        *(10)(g) Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's 1997 Annual Report on Form 10-K.
        *(10)(h) Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to
                  Exhibit 10(h) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-01and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual Report on Form 10-K.
        *(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated.
        *(10)(j) Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation's 1995 Annual Report on Form 10-K.
        *(10)(k) Form of Severance Agreements dated 1-28-97, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1996 Annual Report on Form 10-K.
         (10)(l) 1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(l) to the Corporation 2000 Annual Report on Form 10-K.
        *(10)(m) Non-Employee Directors' Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation's 1997 Annual Report on Form 10-K.
        *(10)(n) 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10(o) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-99.
          *10(o)  John C. Kelley, Jr. Non-compete and Early Retirement
                  Agreement.
          *10(p) Susan Schmidt Bies Non-compete and Early Retirement Agreement. *10(q) 2002 Management Incentive Plan
          (21)    Subsidiaries of the Corporation.
          (23)    Accountants' Consents
          (24)    Powers of Attorney

         (99)(a) The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 16, 2002, including Financial Information Appendix and excluding the Board Compensation Committee Report, the Total Shareholder Return Performance Graph, the Audit Committee Report, the Audit Committee Charter, and the statements regarding the independence of members of the Audit Committee, filed March 18, 2002, and incorporated herein by reference.
         (99)(b) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12-31-01, as authorized by SEC Rule 15d-21 (to be filed as an Amendment to Form l0-K).
         (99)(c) Letter re Auditor containing representations specified in Temporary Note 3T

         (b) No reports on Form 8-K were filed during the fourth quarter of 2001.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST TENNESSEE NATIONAL CORPORATION

Date:  March 25, 2002                 By:  Elbert L. Thomas, Jr.
                                           -------------------------------------
                                           Elbert L. Thomas, Jr., Executive Vice
                                           President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                              Date
         ---------                                   -----                                              ----
Ralph Horn*                                Chairman of the Board and                               March 25, 2002
-----------------------------              Chief Executive Officer (principal executive
Ralph Horn                                 officer) and a Director


Elbert L. Thomas, Jr.*                     Executive Vice President                                March 25, 2002
-----------------------------              and Chief Financial Officer
Elbert L. Thomas, Jr.                      (principal financial officer)


James F. Keen*                             Senior Vice President and                               March 25, 2002
-----------------------------              Corporate Controller (principal
James F. Keen                              accounting officer)


Robert C. Blattberg*                       Director                                                March 25, 2002
-----------------------------
Robert C. Blattberg


Carlos H. Cantu*                           Director                                                March 25, 2002
-----------------------------
Carlos H. Cantu


George E. Cates*                           Director                                                March 25, 2002
-----------------------------
George E. Cates


J. Kenneth Glass*                          Director                                                March 25, 2002
-----------------------------
J. Kenneth Glass


James A. Haslam, III*                      Director                                                March 25, 2002
-----------------------------
James A. Haslam, III


                                           Director                                                March   , 2002
-----------------------------
R. Brad Martin


Joseph Orgill, III*                        Director                                                March 25, 2002
-----------------------------
Joseph Orgill, III

Vicki R. Palmer *                          Director                                                March 25, 2002
-----------------------------
Vicki R. Palmer


Michael D. Rose*                           Director                                                March 25, 2002
-----------------------------
Michael D. Rose


William B. Sansom*                         Director                                                March 25, 2002
-----------------------------
William B. Sansom


Luke Yancy, III*                           Director                                                March 25, 2002
-----------------------------
Luke Yancy, III


*By:  Clyde A. Billings, Jr.                                                                       March 25, 2002
    -------------------------
     Clyde A. Billings, Jr.
     As Attorney-in-Fact

                                  EXHIBIT INDEX

Item No.                           Description
--------                           -----------
 (3)(i) Restated Charter of the Corporation, as amended, incorporated herein by reference to Exhibit 3(i) to the Corporation's 1997 Annual Report on Form 10-K.

 (3)(ii) Bylaws of the Corporation, as amended and restated.

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

 (4)(b) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 2002 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(10)(a) Management Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-01.

*(10)(b) 2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation's 2000 Annual Report on Form 10-K.

*(10)(c) 1997 Employee Stock Option Plan, as amended and restated.

*(10)(d) 1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*(10)(e) 1984 Stock Option Plan, as amended, and 1-21-97 and 10-22-97 amendments, incorporated herein by reference to Exhibit 10(e) to the Corporation's 1992, 1996 and 1997 Annual Reports on Form 10-K.

*(10)(f) 1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97 and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation's 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*(10)(g) Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's 1997 Annual Report on Form 10-K.

*(10)(h) Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-01 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual Report on Form 10-K.

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

*(10)(l) 1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(l) to the Corporation's 2000 Annual Report on Form 10-K.

*(10)(m) Non-Employee Directors Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation's 1997 Annual Report on Form 10-K.

*(10)(n) 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan,
         incorporated herein by reference to Exhibit 10(o) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-00.
*10(o)   John C. Kelley, Jr. Non-Compete and Early Retirement Agreement.
*10(p)   Susan Schmidt Bies Non-Compete and Early Retirement Agreement.
*10(q)   2002 Management Incentive Plan.
 21)     Subsidiaries of the Corporation.
(23)     Accountants' Consents
(24)     Powers of Attorney
 (99)(a) The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 16, 2002, including Financial Information Appendix and excluding the Board Compensation Committee Report, the Total Shareholder Return Performance Graph, the Audit Committee Report, the Audit Committee Charter, and the statements regarding the independence of members of the Audit Committee, filed March 18, 2002, and incorporated herein by reference.
 (99)(b) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12-31-01, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 10-K).
 (99)(c) Letter re Auditor containing representations specified in Temporary
         Note 3T

         * Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.