Form 10-Q
period 2002-03-31
FIRST TENNESSEE NATIONAL CORP
filed 2002-05-13
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to _____________________________

Commission file number 00000-4491

CIK number 0000036966

FIRST TENNESSEE NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-0803242

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Madison Avenue, Memphis, Tennessee	38103

(Address of principal executive offices)	(Zip Code)

(901) 523-4444

(Registrant’s telephone number, including area code)

None

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

Yes    ☒   No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	126,790,485

Class	Outstanding on April 30, 2002

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Bylaws of the Corporation
Non-employee Director Benefits

FIRST TENNESSEE NATIONAL CORPORATION

INDEX

Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

PART I.

  FINANCIAL INFORMATION

Item 1. Financial Statements.

The Consolidated Statements of Condition

The Consolidated Statements of Income

The Consolidated Statements of Shareholders’ Equity

The Consolidated Statements of Cash Flows

The Notes to Consolidated Financial Statements

This financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED STATEMENTS OF CONDITION	First Tennessee National Corporation

	March 31		December 31

(Dollars in thousands)(Unaudited)	2002	2001	2001

ASSETS:
Cash and due from banks	$674,369	$752,415	$885,183
Federal funds sold and securities purchased under agreements to resell	186,061	69,862	229,440

Total cash and cash equivalents	860,430	822,277	1,114,623

Investment in bank time deposits	1,329	664	1,740
Trading securities	939,082	559,489	646,179
Loans held for sale	2,146,747	2,526,125	3,399,309
Securities available for sale	2,022,979	2,077,062	2,064,611
Securities held to maturity (market value of $396,132 at March 31, 2002; $602,340 at March 31, 2001; and $459,109 at December 31, 2001)	399,917	607,720	461,259
Loans, net of unearned income	10,344,027	10,407,757	10,283,143
Less: Allowance for loan losses	153,167	146,949	155,373

Total net loans	10,190,860	10,260,808	10,127,770

Premises and equipment, net	246,507	281,078	251,504
Real estate acquired by foreclosure	23,248	13,723	21,989
Mortgage servicing rights, net	748,933	683,510	665,005
Goodwill	156,354	115,830	143,147
Other intangible assets, net	28,028	16,563	41,857
Capital markets receivables and other assets	1,844,403	1,351,971	1,677,798

TOTAL ASSETS	$19,608,817	$19,316,820	$20,616,791

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Interest-bearing	$9,652,637	$9,324,541	$9,596,230
Noninterest-bearing	3,489,083	3,295,909	4,010,104

Total deposits	13,141,720	12,620,450	13,606,334

Federal funds purchased and securities sold under agreements to repurchase	2,245,130	3,086,720	2,921,543
Commercial paper and other short-term borrowings	351,216	365,478	449,151
Capital markets payables and other liabilities	1,606,860	1,264,752	1,467,453
Term borrowings	600,582	449,648	550,361

Total liabilities	17,945,508	17,787,048	18,994,842

Guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures	100,000	100,000	100,000
Preferred stock of subsidiary	44,212	44,118	44,187

SHAREHOLDERS’ EQUITY:
Preferred stock — no par value (5,000,000 shares authorized, but unissued)	—	—	—
Common stock — $.625 par value (shares authorized - 400,000,000; shares issued - 125,851,831 at March 31, 2002; 127,703,874 at March 31, 2001; and 125,865,188 at December 31, 2001)	78,657	79,815	78,666
Capital surplus	110,728	88,338	106,682
Undivided profits	1,311,070	1,189,690	1,263,649
Accumulated other comprehensive income	17,793	26,360	23,278
Deferred compensation on restricted stock incentive plans	(7,695)	(3,667)	(2,126)
Deferred compensation obligation	8,544	5,118	7,613

Total shareholders’ equity	1,519,097	1,385,654	1,477,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,608,817	$19,316,820	$20,616,791

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	First Tennessee National Corporation

	Three Months Ended
	March 31

(Dollars in thousands except per share data)(Unaudited)	2002	2001

INTEREST INCOME:
Interest and fees on loans	$166,963	$226,184
Interest on investment securities:
Taxable	36,044	44,258
Tax-exempt	296	440
Interest on loans held for sale	40,417	34,651
Interest on trading securities	12,971	13,102
Interest on other earning assets	1,289	2,518

Total interest income	257,980	321,153

INTEREST EXPENSE:
Interest on deposits:
Savings	571	1,247
Checking interest and money market account	10,085	28,179
Certificates of deposit under $100,000 and other time	18,578	32,880
Certificates of deposit $100,000 and more	21,071	45,282
Interest on short-term borrowings	16,717	54,510
Interest on term borrowings	6,606	7,738

Total interest expense	73,628	169,836

NET INTEREST INCOME	184,352	151,317
Provision for loan losses	25,728	18,989

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	158,624	132,328

NONINTEREST INCOME:
Mortgage banking	121,257	88,189
Capital markets	99,436	78,810
Deposit transactions and cash management	32,424	27,760
Trust services and investment management	14,089	15,196
Merchant processing	10,213	11,630
Divestitures	—	11,434
Equity securities losses	—	(53)
Debt securities losses	(34)	(97)
All other income and commissions	47,547	40,079

Total noninterest income	324,932	272,948

ADJUSTED GROSS INCOME AFTER PROVISION FOR LOAN LOSSES	483,556	405,276

NONINTEREST EXPENSE:
Employee compensation, incentives and benefits	217,599	178,654
Occupancy	17,135	17,252
Equipment rentals, depreciation and maintenance	15,918	17,801
Operations services	14,516	14,823
Communications and courier	13,327	11,311
Amortization of intangible assets	1,598	2,880
All other expense	72,777	67,798

Total noninterest expense	352,870	310,519

PRETAX INCOME	130,686	94,757
Applicable income taxes	43,605	32,385

Income before cumulative effect of changes in accounting principles	87,081	62,372
Cumulative effect of changes in accounting principles	—	(8,168)

NET INCOME	$87,081	$54,204

EARNINGS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (Note 3)	$.69	$.48
EARNINGS PER COMMON SHARE (Note 3)	.69	.42

DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (Note 3)	$.67	$.47
DILUTED EARNINGS PER COMMON SHARE (Note 3)	.67	.41

WEIGHTED AVERAGE SHARES OUTSTANDING	126,784,812	129,304,935

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY		First Tennessee National Corporation

(Dollars in thousands)(Unaudited)	2002	2001

BALANCE, JANUARY 1	$1,477,762	$1,384,156
Net income	87,081	54,204
Other comprehensive income:
Cumulative effect of change in accounting principle	—	1,449
Unrealized market adjustments, net of tax and reclassification adjustment	(5,485)	10,313

Comprehensive income	81,596	65,966

Cash dividends declared	(31,425)	(28,182)
Common stock issued for exercise of stock options	11,342	23,259
Tax benefit from non-qualified stock options	2,951	10,051
Common stock repurchased	(27,088)	(76,172)
Amortization on restricted stock incentive plans	600	516
Other	3,359	6,060

BALANCE, MARCH 31	$1,519,097	$1,385,654

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	First Tennessee National Corporation

	Three Months Ended March 31

(Dollars in thousands) (Unaudited)	2002	2001

OPERATING ACTIVITIES:
Net income	$87,081	$54,204
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Provision for loan losses	25,728	18,989
Provision for deferred income tax	25,727	(7,771)
Depreciation and amortization of premises and equipment	13,542	14,110
Amortization and impairment of mortgage servicing rights	61,125	26,441
Amortization of intangible assets	1,598	2,880
Net other amortization and accretion	4,428	8,548
Net (increase)/decrease in net derivative product assets	37,546	(26,501)
Market value adjustment on foreclosed property	3,137	1,952
Equity securities losses	—	53
Debt securities losses	34	97
Net (gains)/losses on disposal of fixed assets	(218)	83
Gains on divestitures	—	(11,434)
Net (increase)/decrease in:
Trading securities	(292,903)	(150,969)
Loans held for sale	1,252,562	(791,055)
Capital markets receivables	(140,078)	(75,030)
Interest receivable	3,389	10,043
Other assets	(205,783)	239,156
Net increase/(decrease) in:
Capital markets payables	146,321	83,955
Interest payable	786	(925)
Other liabilities	(34,351)	219,974

Total adjustments	902,590	(437,404)

Net cash (used)/provided by operating activities	989,671	(383,200)

INVESTING ACTIVITIES:
Held to maturity securities:
Maturities	60,970	30,596
Available for sale securities:
Sales	103,420	38,602
Maturities	307,513	121,583
Purchases	(376,368)	(164,433)
Premises and equipment:
Sales	1,377	46
Purchases	(7,492)	(8,017)
Net increase in loans	(97,753)	(218,190)
Net decrease in investment in bank time deposits	411	2,965
Proceeds from divestitures	—	37,899
Acquisitions, net of cash and cash equivalents acquired	—	(1,925)

Net cash used by investing activities	(7,922)	(160,874)

FINANCING ACTIVITIES:
Common stock:
Exercise of stock options	11,436	24,127
Cash dividends	(31,458)	(28,278)
Repurchase of shares	(27,088)	(76,173)
Term borrowings:
Issuance	52,319	40,000
Payments	(2,187)	(50,104)
Net increase/(decrease) in:
Deposits	(464,616)	431,743
Short-term borrowings	(774,348)	64,637

Net cash (used)/provided by financing activities	(1,235,942)	405,952

Net decrease in cash and cash equivalents	(254,193)	(138,122)

Cash and cash equivalents at beginning of period	1,114,623	960,399

Cash and cash equivalents at end of period	$860,430	$822,277

Total interest paid	$72,658	$170,538
Total income taxes paid	391	69,269

See accompanying notes to consolidated financial statements.

Note 1 — Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2002 Proxy Statement.

On January 1, 2002, First Tennessee adopted the final provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” which requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The impact of adopting this standard was immaterial to First Tennessee.

On January 1, 2002, First Tennessee adopted the preliminary provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but is subject to an assessment for impairment using a fair-value-based test at least annually. First Tennessee did not recognize any impairment of the goodwill currently on its books during first quarter 2002; however, management is still finalizing the initial analysis of impairment as required by the new standard. First Tennessee does not expect the final analysis to have a material adverse effect on the financial condition or results of operations. See Note 7 - Intangible Assets for additional information.

On January 1, 2002, First Tennessee adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses accounting and reporting issues related to the impairment of long-lived assets and for long-lived assets to be disposed of. This standard is effective for fiscal years beginning after December 15, 2001, which for First Tennessee was January 1, 2002. The impact of adopting this standard was immaterial to First Tennessee.

On January 1, 2001, First Tennessee adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. SFAS No. 133 establishes accounting standards requiring that every derivative instrument (including certain instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the instrument’s fair value be recognized currently in earnings (or other comprehensive income). If certain criteria are met, changes in the fair value of the asset or liability being hedged are also recognized currently in earnings. Upon adoption of SFAS No. 133 all derivative instruments were measured at fair value with differences between the previous book value and fair value reported as part of a cumulative effect adjustment, except to the extent that they related to hedges of the variable cash flow exposure of forecasted transactions. To the extent the adoption adjustment related to hedges of the variable cash flow exposure of a forecasted transaction, the remainder of the accounting adjustment, a $1.4 million gain (after-tax) was reported as a cumulative effect adjustment of comprehensive income in first quarter 2001. Offsetting gains and losses on hedged assets and liabilities were recognized as adjustments of their respective book values at the adoption date as part of this cumulative effect adjustment. Additionally, EITF Issue 99-20, which provides impairment and interest income recognition and measurement guidance for interests retained in a securitization transaction accounted for as a sale, was adopted. The initial impact of adopting SFAS No. 133 and EITF Issue 99-20 was an $8.2 million loss (after-tax) net transition adjustment that was recognized as the cumulative effect of a change in accounting principle in first quarter 2001.

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement, however, may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee’s view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized mortgage servicing rights, which currently have an average life of approximately seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the

Note 1 — Financial Information (continued)

financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings ($3.1 million pre-tax loss for the three-month period ending March 31, 2002, as compared to a $3.5 million pre-tax gain for the three-month period ending March 31, 2001) is not indicative of the expected long-term performance of this hedging practice.

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between First Tennessee’s interpretation and that of the FASB, the effects of which cannot presently be anticipated but failure to obtain hedge accounting treatment could be significant to results of operations.

On April 30, 2002, the Financial Accounting Standards Board Issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the recission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because of the recission of SFAS no. 4. SFAS No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition this Statement also makes technical corrections to existing pronouncements which are generally not substantive in nature. The provisions of SFAS No. 145 related to the recission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. First Tennessee estimates the impact of adopting these new standards to be immaterial.

Note 2 — Divestitures/Acquisitions

On April 1, 2002, First Tennessee acquired First Premier Financial Services, Inc., a South Dakota based merchant processor, for approximately $11.9 million in cash. First Premier Financial Services, Inc. was merged into First Horizon Merchant Services, Inc. The acquisition was immaterial to First Tennessee.

On December 31, 2001, First Tennessee Bank National Association (FTBNA), the primary banking subsidiary of First Tennessee, acquired Synaxis Group, Inc., a Nashville-based insurance broker operating through a network of major regional and community-based insurance agencies in Georgia, Kentucky and Tennessee. This transaction was completed for approximately $29.0 million and was immaterial to First Tennessee.

On June 6, 2001, FTBNA, along with its partner, International Business Machines completed the sale of its interests in Check Solutions Company to Carreker Corporation of Dallas, Texas. First Tennessee recognized a divestiture gain of $42.7 million.

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

On January 17, 2001, FTBNA completed the sale of $31.4 million of its affinity, co-branded, and certain single relationship credit card accounts and assets to MBNA Corporation. On December 27, 2000, FTBNA sold $265.8 million of its single relationship credit card accounts and assets to MBNA Corporation. These transactions resulted in divestiture gains of $8.2 million in 2001 and $50.2 million in 2000.

On January 2, 2001, First Tennessee Securities Corporation (FTSC), a wholly owned subsidiary of FTBNA, acquired certain assets of Midwest Research-Maxus Group Limited, a Cleveland-based institutional equity research firm. This transaction was completed for approximately $13.7 million and was immaterial to First Tennessee.

On October 18, 2000, FTBNA sold its corporate and municipal trust business to The Chase Manhattan Bank for $35.1 million, which resulted in a divestiture gain of $33.4 million. An additional divestiture gain of $4.6 million due to an earn-out was recognized in first quarter 2001.

Note 3 — Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share.

	Three Months Ended
	March 31

(Dollars in thousands, except per share data)	2002	2001

Income before cumulative effect of changes in accounting principles	$87,081	$62,372
Cumulative effect of changes in accounting principles	—	(8,168)

Net income	$87,081	$54,204

Weighted average common shares outstanding	125,864,396	128,635,537
Shares attributable to deferred compensation	920,416	669,398

Total weighted average shares	126,784,812	129,304,935

EARNINGS PER COMMON SHARE:
Income before cumulative effect of changes in accounting principles	$.69	$.48
Cumulative effect of changes in accounting principles	—	(.06)

Net income	$.69	$.42

Weighted average shares outstanding	126,784,812	129,304,935
Dilutive effect due to stock options	3,545,425	3,608,180

Total weighted average shares, as adjusted	130,330,237	132,913,115

DILUTED EARNINGS PER COMMON SHARE:
Income before cumulative effect of changes in accounting principles	$.67	$.47
Cumulative effect of changes in accounting principles	—	(.06)

Net income	$.67	$.41

Note 4 — Loans

The composition of the loan portfolio on March 31 is detailed below:

(Dollars in thousands)	2002	2001

Commercial:
Commercial, financial and industrial	$4,014,259	$4,136,252
Real estate commercial	989,431	971,940
Real estate construction	516,246	400,783
Retail:
Real estate residential	3,919,805	3,603,630
Real estate construction	213,814	182,579
Consumer	430,681	841,649
Credit card receivables	259,791	270,924

Loans, net of unearned income	$10,344,027	$10,407,757
Allowance for loan losses	153,167	146,949

Total net loans	$10,190,860	$10,260,808

The following table presents information concerning nonperforming loans at March 31:

(Dollars in thousands)	2002	2001

Impaired loans	$39,613	$58,136
Other nonaccrual loans	26,860	21,237

Total nonperforming loans	$66,473	$79,373

Nonperforming loans consist of impaired loans, other nonaccrual loans and certain restructured loans. An impaired loan is a loan that management believes the contractual amount due probably will not be collected. Impaired loans are generally carried on a nonaccrual status. Nonaccrual loans are loans on which interest accruals have been discontinued due to the borrower’s financial difficulties. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest.

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended
	March 31

(Dollars in thousands)	2002	2001

Total interest on impaired loans	$75	$79
Average balance of impaired loans	41,802	48,666

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2002 and 2001, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2000	$128,339	$15,357	$143,696
Provision for loan losses	10,979	8,010	18,989
Charge-offs	14,891	3,336	18,227
Less loan recoveries	1,850	641	2,491

Net charge-offs	13,041	2,695	15,736

Balance on March 31, 2001	$126,277	$20,672	$146,949

Balance on December 31, 2001	$138,427	$16,946	$155,373
Provision for loan losses	17,286	8,442	25,728
Charge-offs	18,259	13,076	31,335
Less loan recoveries	2,968	433	3,401

Net charge-offs	15,291	12,643	27,934

BALANCE ON MARCH 31, 2002	$140,422	$12,745	$153,167

Note 5 — Business Segment Information

First Tennessee provides traditional retail/commercial banking and other financial services to its customers through various regional and national business lines. Effective January 1, 2002, the business segment information has been adapted to better reflect First Tennessee’s strategic alignment and positioning and to conform to similar changes in internal segment reporting. Prior periods have been restated for comparability. The new segments are FTN Banking Groups, First Horizon, FTN Financial, Transaction Processing, Corporate, and Strategic Initiative Items. FTN Banking Groups includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust, and Credit Card. This segment offers traditional banking financial services and products and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers (the last two were previously included in the Retail/Commercial Bank). These business lines were combined to create a common focus and a stronger presence in the national market. FTN Financial added Strategic Alliances and Correspondent Services to the existing business mix that included Capital Markets, Equity Research and Investment Banking. Strategic Alliances is a customer relationship service group recently formed to enhance our portfolio of innovative investment services. Correspondent Services was a part of the Retail/Commercial Bank previously. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other cash management products and services. The corporate segment includes certain corporate expenses, SFAS No. 133 gains/(losses), interest expense on trust preferred and REIT preferred stock, and other items not allocated or not specifically assigned to business segments. The Strategic Initiative Items segment isolates items occurring in 2001 that were related to a strategic initiative to enhance growth and business mix.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the year to date periods ending March 31, 2002 and 2001 and has been adjusted for comparability.

	FTN					Strategic
	Banking	First	FTN	Transaction		Initiative
(Dollars in thousands)	Groups	Horizon	Financial	Processing	Corporate	Items	Consolidated

Year To Date 2002 Net interest income, FTE*	$118,440	$52,681	$8,738	$4,112	$777	$—	$184,748
Other revenues	73,721	129,648	101,119	23,507	(3,063)	—	324,932
Other expenses**	126,440	141,001	70,998	22,671	17,488	—	378,598

Pre-tax income, FTE*	65,721	41,328	38,859	4,948	(19,774)	—	131,082
Income taxes, FTE*	19,778	15,090	14,767	1,880	(7,514)	—	44,001

Net income	$45,943	$26,238	$24,092	$3,068	$(12,260)	$—	$87,081

Average assets	$10,537,871	$6,635,554	$2,056,410	$645,869	$56,436	$—	$19,932,140

Year To Date 2001 Net interest income, FTE*	$110,076	$32,386	$5,346	$3,470	$598	$—	$151,876
Other revenues	66,213	89,917	79,007	22,875	3,502	11,434	272,948
Other expenses**	119,218	113,113	54,966	22,674	7,949	11,588	329,508

Pre-tax income, FTE*	57,071	9,190	29,387	3,671	(3,849)	(154)	95,316
Income taxes, FTE*	18,636	3,267	11,167	1,395	(1,462)	(59)	32,944

Income before cumulative effect of changes in accounting principles	38,435	5,923	18,220	2,276	(2,387)	(95)	62,372
Cumulative effect of changes in accounting principles	—	—	—	—	(8,168)	—	(8,168)

Net income	$38,435	$5,923	$18,220	$2,276	$(10,555)	$(95)	$54,204

Average assets	$11,109,049	$5,791,642	$1,476,102	$549,661	$44,237	$—	$18,970,691

*	Fully taxable-equivalent basis
**	Includes loan loss provision

Note 6 — Contingencies

Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims and lawsuits, in addition to those listed below, are pending against First Tennessee and its subsidiaries. Although First Tennessee cannot predict the outcome of these lawsuits, after consulting with counsel, management has been able to form an opinion on the effect all of these lawsuits, except the matter mentioned in the last paragraph, will have on the consolidated financial statements. It is management’s opinion that when resolved, these lawsuits will not have a material adverse effect on the consolidated financial statements of First Tennessee.

In 2001, the Tennessee Supreme Court affirmed a $209,156 award of compensatory damages against FTBNA (as successor by merger to Community Bank of Germantown) as well as a $60,000 award in FTBNA’s favor against the plaintiff. The Supreme Court also vacated a $9,000,000 punitive damage award against FTBNA and remanded the case to the trial court to reassess punitive damages in accordance with the factors outlined in an earlier Tennessee Supreme Court opinion. No date has been set for the punitive damages hearing.

Two certified class actions, alleging that FTBNA and another defendant engaged in unfair and deceptive practices in connection with the financing of satellite dish television systems and involving approximately 8,000 plaintiffs, have been combined in Alabama federal court. In April 2002, the court granted final approval of the settlement of these actions pending appeal, if any. Four additional suits on similar allegations were filed on behalf of multiple individual plaintiffs in Mississippi state court in 2001 and 2002. These cases have been settled subject to receipt of releases. In addition, two similar satellite systems actions, each filed by one plaintiff, are pending in the Choctaw Tribal Court. Another case, filed by eight plaintiffs and involving similar allegations, is pending in federal court in Mississippi and has been amended to add as plaintiffs 42 of the 54 persons who chose to opt out of the class settlement.

Many mortgage lenders, including a First Tennessee subsidiary, have been sued in putative class actions on the theory that yield spread premiums paid to mortgage brokers are referral fees banned by the Real Estate Settlement Practices Act (“RESPA”). Under that act, liability for an impermissible referral fee is three times the amount of the fee. Accordingly, the potential damages could be substantial. In June 2001, the Eleventh Circuit Court of Appeals upheld certification of a class in a yield spread premium case against a lender unaffiliated with First Tennessee. Although the decision was procedural, certain statements in the decision could be interpreted to suggest a liability standard favorable to plaintiff borrowers. In October 2001, the U.S. Department of Housing and Urban Development published a policy statement disagreeing with the Eleventh Circuit’s decision. In other pending cases involving lenders unaffiliated with First Tennessee, the Eleventh Circuit has ordered briefing on the effect of HUD’s new policy statement. In light of HUD’s 2001 policy statement, the U.S. Court of Appeals for the Eighth Circuit ruled in March 2002 that lawsuits challenging the payment of yield spread premiums under RESPA are not appropriate for class action treatment. Because the suits against First Tennessee’s subsidiary are in an early stage of litigation and the law in this area is not clearly established, First Tennessee cannot at this time evaluate either the likelihood of an unfavorable outcome or the dollar amount of any potential loss exposure. First Tennessee believes its subsidiary’s yield spread premium payments, which are consistent with industry practices, are lawful, and intends to defend vigorously the lawsuits against it.

Note 7 — Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

		Other
(Dollars in thousands)	Goodwill	Intangibles*

December 31, 2000	$103,765	$17,859
Amortization expense	(1,584)	(1,296)
Acquisitions	13,649	—

March 31, 2001	$115,830	$16,563

December 31, 2001	$143,147	$41,857
Amortization expense	—	(1,598)
Reclass	12,573	(12,573)
Acquisitions**	634	342

MARCH 31, 2002	$156,354	$28,028

*	Represents premium on purchased deposits, covenants not to compete and non-mortgage servicing rights.
**	Purchase price allocation on the Synaxis acquisition is based upon preliminary estimates of fair value and could change.

The gross carrying amount of other intangible assets subject to amortization is $91.9 million on March 31, 2002, net of $63.9 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2002 is expected to be $3.6 million and is expected to be $4.6 million, $4.1 million, $3.0 million, and $2.1 million for the twelve-month periods of 2003, 2004, 2005, and 2006, respectively.

ITEM 2.
FIRST TENNESSEE NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

GENERAL INFORMATION

First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various regional and national business lines. Effective January 1, 2002, the business segment information has been adapted to better reflect First Tennessee’s strategic alignment and positioning and to conform to similar changes in internal segment reporting. Prior periods have been restated for comparability. The new segments are FTN Banking Groups, First Horizon, FTN Financial, Transaction Processing, Corporate and Strategic Initiative Items. FTN Banking Groups includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust and Credit Card. This segment offers traditional banking financial services and products and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans (previously referred to as mortgage banking), First Horizon Equity Lending and First Horizon Money Centers (both of which were previously included in the Retail/Commercial Bank). These business lines were combined to create a common focus and a stronger presence in the national market. FTN Financial added Strategic Alliances and Correspondent Services to the existing business mix that included Capital Markets, Equity Research and Investment Banking. Strategic Alliances is a customer relationship service group recently formed to enhance our portfolio of innovative investment services. Correspondent Services was a part of the Retail/Commercial Bank previously. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other cash management products and services. The Corporate segment includes certain corporate expenses, SFAS No. 133 gains/(losses), interest expense on trust preferred and REIT preferred stock, and other items not allocated or not specifically assigned to business segments. The Strategic Initiative Items segment isolates items occurring in 2001 that were related to a strategic initiative to enhance growth and business mix, as announced by First Tennessee in 2000 (see Business Line Review for additional detail).

Based on management’s best estimates, certain revenue and expenses are allocated and equity is assigned to the various segments to reflect the inherent risk in each business line. These allocations are periodically reviewed and may be revised from time to time to more accurately reflect current business conditions and risks; the previous history is restated to ensure comparability.

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three-month period ended March 31, 2002, compared to the three month period ended March 31, 2001. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee’s unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2001 financial statements, notes, and management’s discussion and analysis is provided in the 2001 Annual Financial Disclosures included as an appendix to the 2002 Proxy Statement.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis may contain forward-looking statements with respect to First Tennessee’s beliefs, plans, goals, expectations, and estimates. These statements are contained in certain sections that follow such as Noninterest Income, Net Interest

Income, and Other. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “should”, “is likely”, “will”, “going forward”, and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (such as acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation; competition within and outside the financial services industry; possible terrorist activity; technology; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating and servicing loans, including prepayment risks and fluctuation of collateral values and changes in customer profiles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC) and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of First Tennessee are prepared in conformity with generally accepted accounting principles and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the company’s financial condition and results and require subjective or complex judgments. Additional information is provided in the 2001 Annual Financial Disclosures.

Subject to the use of estimates, assumptions and judgments is management’s evaluation process used to determine the adequacy of the allowance for loan losses which combines three factors: historical loss experience derived from analytical models, current trends and economic conditions, and reasonably foreseeable events. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. First Tennessee believes the allowance for loan losses is adequate and properly recorded in the financial statements. See Provision for Loan Losses/Asset Quality.

The fair value of First Tennessee’s investment in mortgage servicing rights (MSR) is important to the presentation of the consolidated financial statements in that MSR are subject to a fair value based impairment standard and are actively hedged in fair value hedging relationships. MSR do not trade in an active open market with readily observable prices. Rather, sales of MSR tend to occur in principal-to-principal transactions, and although precise terms and conditions of sale are typically not readily available, information regarding the value of transactions is generally obtainable. As such, like other participants in the mortgage banking business, First Tennessee relies on an internal discounted cash flow model to estimate the fair value of its MSR. First Tennessee uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews its values and assumptions with outside advisors on a quarterly basis. While First Tennessee believes that the values produced by its internal model are indicative of the fair value of its MSR portfolio, these values can change significantly depending upon the then current interest rate environment and other economic conditions, and the proceeds that might be received should First Tennessee actually consider a sale of the MSR portfolio could differ from the amounts reported at any point in time. First Tennessee believes MSR are properly recorded in the financial statements.

In various segments of its business, particularly in First Horizon, First Tennessee uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. Substantially all of these derivative financial instruments are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. First Tennessee believes that its techniques for addressing these judgmental areas are in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments used by First Tennessee no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. First Tennessee believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Most of the derivative financial instruments used by First Tennessee have active markets and indications of fair value can be readily obtained. Under the existing accounting rules, the commitments to extend mortgage loans at fixed interest rates entered into between First Horizon Home Loans and its customers qualify as derivative financial instruments. In the absence of a ready and observable market for loan commitments, First Tennessee uses an internal model and one of several industry valuation techniques to value its fixed-rate loan commitments. While First Tennessee believes the value produced by its internal model is reasonable, the proceeds that might be received should First Tennessee actually consider a sale of the loan commitments could differ from the amounts reported at any point in time. First Tennessee believes loan commitments are properly recorded in the financial statements.

First Tennessee’s activities as a servicer of mortgage loans subjects it to similar credit related risks as are present in the loan portfolio. The estimation of an adequate foreclosure loss reserve involves the same judgments regarding the predictive power of past foreclosure results and the impact of current trends and operating conditions. While First Tennessee believes that the current analytical model and related assumptions used to determine the foreclosure loss reserve are proper and in line with industry practice and reflective of current trends and conditions, actual foreclosure losses could differ from the estimated amount as properties and collateral are actually disposed. First Tennessee believes the foreclosure loss reserve is adequate and properly recorded in the financial statements.

The assessment of contingent liabilities, including legal contingencies and tax liabilities, involves the use of estimates, assumptions and judgments, and there can be no assurance that future events, such as court decisions or I.R.S. positions, will not differ from management’s current assessment. First Tennessee believes reserves for contingent liabilities are adequate and properly recorded in the financial statements.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, which became effective on January 1, 2002, goodwill is no longer amortized, but is subject to an impairment test. First Tennessee did not recognize any impairment of the goodwill currently on its books during first quarter 2002; however, management is still finalizing the initial analysis of impairment as required by the new standard. First Tennessee does not expect the final analysis to have a material impact on the financial condition or results of operations, but subsequent developments or information could result in impairment.

FINANCIAL SUMMARY (Comparison of first quarter 2002 to first quarter 2001)

Earnings for first quarter 2002 were $87.1 million, an increase of 40 percent from last year’s first quarter earnings of $62.4 million before the cumulative effect of changes in accounting principles related to derivatives (Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and EITF 99-20). Diluted earnings per common share were $.67 in 2002 compared to $.47 in 2001 before the cumulative effect of changes in accounting principles. Earnings for first quarter 2001 after the cumulative effect of changes in accounting principles related to derivatives were $54.2 million, or $.41 diluted earnings per common share. Return on average shareholders’ equity was 23.6 percent and return on average assets was 1.77 percent for first quarter 2002. Before the cumulative effect of changes in accounting principles, return on average shareholders’

equity was 18.3 percent and return on average assets was 1.33 percent for the same period in 2001. After the cumulative effect of changes in accounting principles, return on average shareholders’ equity was 15.9 percent and return on average assets was 1.16 percent for first quarter 2001.

On March 31, 2002, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($4.4 billion) and total assets ($19.6 billion). On March 31, 2001, market capitalization was $4.0 billion and total assets were $19.3 billion.

Total revenue grew 20 percent from first quarter 2001, with a 19 percent increase in fee income (noninterest income excluding securities gains and losses) and a 22 percent increase in net interest income.

NONINTEREST INCOME

Fee income provides the majority of First Tennessee’s revenue and contributed 64 percent to total revenue in first quarter 2002 and 2001. First quarter 2002 fee income increased 19 percent to $324.9 million from $273.1 million in 2001. The December 31, 2001, acquisition of Synaxis Group, Inc. (Synaxis), one of the 20 largest commercial insurance brokers in the United States impacted the results of first quarter 2002, adding $10.0 million to noninterest income. Excluding the impact of Synaxis, total fee income would have increased 15 percent. A more detailed discussion of the major line items follows.

Mortgage Banking

First Horizon Home Loans, a subsidiary of FTBNA and the major component of the First Horizon business segment, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market. Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer. Secondary marketing activities include gains or losses from mortgage pipeline and warehouse hedging activities, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the MSR. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its MSR through changing interest rate environments. MSR hedge gains/(losses) reflect effects of hedging including servicing rights net value changes (see also Other — Accounting for Derivative Instruments and Hedging Activities). Other income includes income from the foreclosure repurchase program and other miscellaneous items. Mortgage trading securities gains/(losses) relate to market value adjustments primarily on interest-only strips and related hedges. In order to be comparable with other mortgage companies’ disclosures, mortgage banking fee income is now reported net of amortization impairment and other expenses related to MSR and related hedges.

Mortgage banking fee income increased 38 percent to $121.3 million from $88.2 million for first quarter 2001 as shown in Table 1.

Table 1 — Mortgage Banking

	Three Months
			Percent
(Dollars and volume in millions)	2002	2001	Change (%)

Noninterest income:
Loan origination fees	$48.5	$34.0	42.7 +
Secondary marketing activities	77.0	55.6	38.4 +
Mortgage servicing fees	41.4	40.9	1.3 +
MSR net hedge results*	15.8	5.2	205.4 +
Other income	7.1	4.0	78.6 +
Mortgage trading securities net losses	(3.5)	(3.8)	5.3 +
Amortization of MSR	(29.7)	(26.4)	12.3 –
MSR impairment loss	(31.4)	(17.1)	84.4 –
Time decay of MSR hedges	(3.9)	(4.2)	8.6 +

Total mortgage noninterest income	$121.3	$88.2	37.5 +

Refinance originations	$3,579.2	$3,010.8	18.9 +
New loan originations	$2,086.1	$2,215.9	5.9 –

Mortgage loan originations	$5,665.3	$5,226.7	8.4 +

Servicing portfolio	$46,660.2	$47,096.6	.9 –

*	MSR net hedge results represent the net gain or loss resulting from the change in value of the hedged MSR and the offsetting change in value of servicing hedges.

Certain previously reported amounts have been reclassified to agree with current presentation.

Origination activity increased 8 percent to $5.7 billion and loan sales into the secondary market increased 64 percent to $6.3 billion in 2002 primarily due to the impact that low interest rates had on refinance mortgage activity. Fees from the mortgage origination process (loan origination fees, profits from the sale of loans, flow sales of MSR, and other secondary marketing activities) increased 40 percent to $125.5 million from $89.6 million in first quarter 2001. This increase was primarily due to the increased volume of loans sold into the secondary market, increased gains on those sales created by improved pricing margin management, and improved pipeline hedging results. While growth in refinance activity produced increased origination fee income, much of this revenue was offset by substantially increased actual and projected MSR prepayment speeds. This increase in prepayment speeds was the primary reason for the 12 percent increase, to $29.7 million, in MSR amortization expense; and the increase to $31.4 million in MSR impairment loss compared to a $17.1 million loss in first quarter 2001. This increased impairment loss is also associated with the gain from net hedging results (increase in the value of hedged MSR offset by hedge losses) of $15.8 million in 2002 compared to $5.2 million net gain in 2001.

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $46.7 billion on March 31, 2002, compared to $47.1 billion on March 31, 2001. Mortgage servicing fee income was $41.4 million in 2002 compared to $40.9 million for first quarter 2001. There were no bulk sales of MSR in either first quarter 2002 or first quarter 2001.

Going forward, if mortgage interest rates remain at current levels, the origination volume from refinanced mortgages, and therefore revenue from origination fees, profits from the sale of loans and MSR and gains from pipeline and warehouse hedging and other loan sale activities, is expected to decline along with the current expense levels associated with amortization and write-off of existing MSR. Home purchase-related mortgage originations should reflect the relative strength or weakness of the economy. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Capital Markets

Capital markets generates fee income primarily from the purchase and sale of securities as both principal and agent and from investment banking, portfolio advisory and equity research services. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is effectively hedged to protect against movements in interest rates. For first quarter 2002, capital markets fee income increased 26 percent to $99.4 million from $78.8 million in 2001. This increase reflects the continued growth and penetration into the targeted institutional customer base and non-traditional product initiatives. Total securities bought and sold increased to $372.7 billion from $285.0 billion in 2001. Total underwritings during first quarter 2002 were $13.4 billion compared to $11.0 billion for the same period in 2001.

Going forward, while the favorable market conditions affecting the traditional business are likely to eventually stabilize, the extension of new products and services to the customer base will continue to increase revenue from nontraditional businesses. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Other Fee Income

Fee income from deposit transactions and cash management for first quarter 2002 increased 17 percent to $32.4 million from $27.8 million in 2001 primarily due to increased cash management fees and return check charges. Trust services and investment management fees decreased 7 percent to $14.1 million from $15.2 million in 2001 primarily due to declining asset management fees related to a contraction in market valuations. Assets under management fell 8 percent to $8.4 billion on March 31, 2002 from $9.2 billion on March 31, 2001. First quarter 2002 fee income from merchant processing decreased 12 percent to $10.2 million from $11.6 million in 2001 which reflects the negative effect of the slowdown in the hospitality industry and competitive pricing pressure within the industry. Cardholder fees increased 10 percent to $4.7 million from $4.3 million in first quarter 2001. All other income and commissions increased 20 percent to $42.8 million for first quarter 2002 from $35.8 million in 2001 primarily due to the acquisition of Synaxis. For first quarter 2001, gains from divestitures were $11.4 million due to an earn-out related to the divestiture of First Tennessee’s corporate and municipal trust business in fourth quarter 2000 ($4.5 million) and gains from the sale of certain single relationship credit card accounts in first quarter 2001 ($6.9 million). There were no divestiture gains in first quarter 2002.

Going forward, as the overall economy continues to strengthen, other fee income will improve.

NET INTEREST INCOME

Net interest income increased 22 percent to $184.7 million from $151.9 million in first quarter 2001, primarily due to an improving net interest margin (margin), which has benefited from lower funding costs and a steepening yield curve. Earning assets grew 4 percent in first quarter 2002 to $16.5 billion from $15.9 billion. The consolidated margin increased to 4.50 percent for first quarter 2002 compared to 3.83 percent for the same period in 2001. As shown in Table 2, the activity levels and related funding for First Tennessee’s mortgage production and servicing and capital markets activities affect the margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which effectively eliminates net interest income on these positions. As a result, First Tennessee’s consolidated margin cannot be readily compared to that of other bank holding companies.

Table 2 — Net Interest Margin

	First Quarter

	2002	2001

Traditional Banking Activities — NIM	4.92%	4.54%
Mortgage production and servicing activities	(.20)	(.51)
Capital markets activities	(.22)	(.20)

FTNC — NIM	4.50%	3.83%

Consolidated Yields and Rates:
Investment securities	6.06%	6.64%
Loans, net of unearned	6.39	8.69
Other earning assets	5.70	6.99

Yields on earning assets	6.18	8.03

Interest bearing core deposits	2.02	4.18
CD’s over $100,000	2.19	6.12
Fed funds purchased and repos	1.48	5.28
Commercial paper and other short-term borrowings	4.20	6.15
Long-term debt	4.67	6.77

Rates paid on interest-bearing liabilities	2.16	5.06

Net interest spread	4.02	2.97
Effect of interest-free sources	.37	.75
Loan fees	.12	.12
FRB interest and penalties	(.01)	(.01)

FTNC — NIM	4.50%	3.83%

Going forward, if as expected over the near term short-term rates remain at current low levels and the slope of the yield curve does not flatten, the net interest margin is likely to remain stable. Over the long term the margin should begin to decrease toward a more normal level as the yield curve flattens. The consolidated margin will continue to be influenced by the activity levels of mortgage production and servicing and capital markets. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

NONINTEREST EXPENSE

Total noninterest expense for first quarter 2002 increased 14 percent to $352.8 million from $310.5 million in 2001. The acquisition of Synaxis impacted the results of first quarter 2002, adding $8.1 million to noninterest expense. Excluding the impact of Synaxis, total noninterest expense would have increased 11 percent. Expenses in First Horizon and FTN Financial fluctuate based on the type and level of activity. Excluding First Horizon, FTN Financial and Synaxis, total operating expense decreased 5 percent. Going forward, FTN Financial and First Horizon will continue to influence the level of noninterest expense.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 22 percent from first quarter 2001, primarily due to higher activity levels in First Horizon and FTN Financial and the Synaxis acquisition. Excluding the two business lines and Synaxis, total personnel expense decreased 3 percent.

Equipment rentals, depreciation and maintenance expense decreased 11 percent in 2002 to $15.9 million from $17.8 million in 2001 primarily due to asset write-offs in 2001 associated with efficiency initiatives. Communications and courier expense increased 18 percent to $13.3 million in 2002 from $11.3 million in 2001 primarily due to the increased activity levels of First Horizon and FTN Financial. Amortization of intangible assets decreased 45 percent to $1.6 million from $2.9 million in 2001 due to the implementation of new accounting standards (see Note 1 for additional detail). All other expense increased 7 percent to $72.8 million in 2002 from $67.8 million due primarily to increased professional fees, the acquisition of Synaxis, and increased activity levels at First Horizon. The impact of these increases was reduced by a decline in advertising expenses that was related to a 2001 marketing campaign to attract new retail banking customers. Additional information related to expenses by business line is provided in Table 3 (see also Business Line Review for additional information).

Table 3 — Noninterest Expense Composition

	Three Months
			Growth
(Dollars in millions)	2002	2001	Rate (%)

FTN Banking Groups	$111.3	$108.0	3.0
First Horizon	129.6	105.6	22.7
FTN Financial	71.8	54.7	31.4
Transaction Processing	22.6	22.7	—
Corporate	17.5	7.9	120.0
Strategic Initiative Items	—	11.6	(100.0)

Total noninterest expense	$352.8	$310.5	13.6

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

SFAS No. 133 and EITF 99-20 were adopted on January 1, 2001. At that date all freestanding derivative instruments were measured at fair value with differences between the previous book value and fair value reported as a one-time accounting adjustment. Likewise, offsetting gains and losses on hedged assets, liabilities and firm commitments were recognized as adjustments of their respective book values at the adoption date as part of this accounting adjustment, except to the extent that they related to hedges of the variable cash flow exposure of a forecasted transaction. To the extent the adoption adjustment related to hedges of the variable cash flow exposure of a forecasted transaction, the accounting adjustment, a $1.4 million after-tax gain, was reported as a cumulative effect adjustment of comprehensive income in first quarter 2001. Additionally, the new rules regarding the recognition of impairment and income of interest-only strips were adopted. The net one-time accounting adjustments reported on the income statement as the cumulative effect of changes in accounting principles were an $8.2 million after-tax loss for first quarter 2001.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of the risk of loss inherent in the loan portfolio. An analytical model based on historical loss experience, current trends and economic conditions, and reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The provision for loan losses increased 35 percent in 2002 to $25.7 million from $19.0 million in 2001, reflecting deterioration in commercial and consumer credits contributed to by the economic environment. Additional asset quality information is provided in Table 4 — Asset Quality Information and Table 5 — Charge-off Ratios.

Table 4 — Asset Quality Information

	March 31

(Dollars in thousands)	2002	2001

Lending Activities*:
Nonperforming loans	$45,290	$58,474
Foreclosed real estate	7,810	4,388
Other assets	97	97

Total Lending activities	53,197	62,959

Mortgage Production Activities*:
Nonperforming loans	21,183	20,899
Foreclosed real estate	15,438	9,340

Total Mortgage Production Activities	36,621	30,239

Total nonperforming assets	$89,818	$93,198

Loans and leases 30 to 89 days past due	$97,932	$86,567
Loans and leases 90 days past due	$37,951	$49,852
Potential problem assets**	$121,472	$120,499

	First Quarter

	2002	2001

Allowance for loan losses:
Beginning balance on December 31	$155,373	$143,696
Provision for loan losses	25,728	18,989
Charge-offs	(31,335)	(18,227)
Loan recoveries	3,401	2,491

Ending balance on March 31	$153,167	$146,949

	March 31

	2002	2001

Allowance to total loans	1.48%	1.41%
Allowance to nonperforming loans	230	186
Nonperforming assets to total loans, foreclosed real estate and other assets (Lending Activities only)	.51	.61
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Production Activities only)	.08	.06

*	Lending activities include all activities associated with the loan portfolio. Mortgage production includes activities associated with the mortgage warehouse.
**	Includes loans and leases 90 days past due.
Certain previously reported amounts have been adjusted to agree with current presentation.

Net charge-offs increased to $27.9 million or 1.09 percent of total loans for first quarter 2002 compared to $15.7 million or .61 percent of total loans for first quarter 2001. This increase was primarily due to commercial loan deterioration, which had been provided for previously. In first quarter 2002, approximately 40% of total net charge-offs were related to two large commercial credits for which principally all of the loss had been previously provided for in the loan loss allowance. The ratio of allowance for loan losses to total loans, net of unearned income (coverage ratio), was 1.48 percent on March 31, 2002, compared to 1.41 percent on March 31, 2001.

As nonperforming loans fell to $66.5 million on March 31, 2002, the ratio of nonperforming loans to total loans decreased to .64 percent. This compares to nonperforming loans of $79.4 million on March 31, 2001 and a nonperforming loans ratio of .76 percent. Nonperforming assets totaled $89.8 million on March 31, 2002, compared with $93.2 million on March 31, 2001. On March 31, 2002,

First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

Going forward, as the overall economy continues to strengthen, the provision for loan losses should decrease as should the coverage ratio, since there will be charge-offs of commercial loans for which there was specifically allocated loan loss allowance on March 31, 2002. In addition, asset quality ratios could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/reward profiles. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Table 5 — Charge-off Ratios

	First Quarter

	2002	2001

Commercial	.94%	.22%
Consumer real estate	.77	.59
Other consumer*	3.69	1.91
Credit card receivables	4.45	4.29
Total net charge-offs	1.09	.61

*	2001 charge-off ratio included government insured student loans which were sold in second quarter 2001.

BUSINESS LINE REVIEW

There were several revenue and expense items in 2001 that make it difficult to compare this year’s results with last year. The items were related to an initiative announced in 2000 to enhance growth and business mix (Strategic Initiative Items). The initiative, completed in fourth quarter 2001, resulted in net pre-tax revenue in excess of expenses of $33.7 million for the year 2001 with $.2 million of expenses in excess of revenue occurring in first quarter 2001. In the following discussion of business segment performance in this and future quarters of 2002, these 2001 Strategic Initiative Items are excluded, but are disclosed separately as a segment.

FTN Banking Groups

Pre-tax income for FTN Banking Groups increased 15 percent to $65.7 million for first quarter 2002, compared to $57.1 million for first quarter 2001. Total revenues for the segment were $192.2 million, an increase of 9 percent from $176.3 million in 2001. Total noninterest expense increased 3 percent in 2002 to $111.3 million from $108.0 million last year. The acquisition of Synaxis impacted the results of first quarter 2002, adding $9.1 million to total revenue and $8.5 million to noninterest expense. The following discussion of the FTN Banking Groups’ performance is adjusted for this acquisition.

Total revenues increased 4 percent to $183.1 million for 2002. Net interest income increased 8 percent to $119.4 million in 2002 due primarily to an improving net interest margin, which has benefited from lower funding costs and a steepening yield curve. Fee income decreased 4 percent to $63.7 million in 2002. This decline was primarily due to decreases in asset management fees related to a contraction in market valuations and servicing fees received on securitizations and the impact of a gain received from a cash flow hedge in 2001. Partially offsetting these decreases was an increase in service charges on deposit accounts.

The provision for loan losses increased 36 percent to $15.2 million in 2002 due to deterioration in the commercial loan portfolio. However, compared to the three-month period ending December 31, 2001, the provision decreased 24 percent.

Total noninterest expense decreased 5 percent to $102.7 million in 2002 reflecting efficiency and overhead reduction initiatives. As a result, the efficiency ratio improved to 56.1 percent for first quarter 2002 from 61.2 percent for first quarter 2001.

Going forward, if as expected over the near term short-term rates remain at current low levels and the slope of the yield curve does not flatten, the net interest margin is likely to remain stable. Over the long term the margin should begin to decrease toward a more normal level as the yield curve flattens. As the overall economy continues to strengthen, fee income and the provision for loan losses will improve.

First Horizon

Pre-tax income for First Horizon increased 350 percent to $41.3 million for first quarter 2002, compared to $9.2 million for first quarter 2001.

Total revenues were $182.3 million, an increase of 49 percent from $122.3 million in 2001. Net interest income increased 63 percent to $52.7 million in 2002 primarily due to lower funding costs. Net interest spread on mortgage loans held for sale, which was positively impacted by the lower funding costs, increased to 4.63 percent in 2002 from 1.96 percent in 2001. Total fee income increased 44 percent to $129.6 million in 2002. Fee income consists primarily of mortgage banking related fees from the origination process, fees from the mortgage servicing portfolio and mortgage servicing rights (MSR) net hedge gains or losses and is net of amortization, impairment and other expenses related to MSR and related hedges.

Fees from the mortgage origination process increased 40 percent to $125.5 million in 2002 primarily due to the increase in the volume of loans sold into the secondary markets, as well as to increased gains on those sales created by improved pricing margin management and to improved pipeline hedging results. Total mortgage origination volume increased 8 percent to $5.7 billion and loan sales into the secondary market increased 64 percent to $6.3 billion in 2002 primarily due to the impact that low mortgage interest rates had on refinance mortgage activity. While this growth in refinance activity produced increased origination fee income, much of this revenue was offset because it also substantially increased actual and projected MSR prepayment speeds. This increase in prepayment speeds was the primary reason for the 12 percent increase, to $29.7 million, in MSR amortization expense; and the increase to $31.4 million in MSR impairment loss compared to a $17.1 million loss in first quarter 2001. This increased impairment loss is also associated with the gain from net hedging results (increase in the value of hedged MSR offset by hedge losses) of $18.9 million in 2002 compared to $1.7 million net gain in 2001.

Fees associated with the mortgage-servicing portfolio were $41.4 million in 2002, compared to $40.9 million in 2001. The mortgage-servicing portfolio totaled $46.7 billion on March 31, 2002, compared to $47.1 billion on March 31, 2001.

Other activities within First Horizon are comprised of national consumer lending activities and lending and other cross-sell strategies with First Horizon Home Loans. The lending activities had average outstandings of $1.7 billion for first quarter 2002, which represents a 10 percent increase from 2001. First quarter 2002 originations were $.4 billion.

The provision for loan losses increased $3.9 million over 2001 due to deterioration in the national consumer lending activities reflecting the maturation of the portfolio in the current economic environment. However, asset quality related to First Horizon cross-sell lending activities has continued to perform well. Compared to the three-month period ending December 31, 2001, the provision decreased 12 percent.

Total noninterest expense increased 23 percent to $129.6 million in 2002. Personnel expense, the largest component of noninterest expense, increased 34 percent to $80.2 million in 2002 primarily due to the commissions and incentives associated with the higher mortgage origination volume. The remaining noninterest expense increased 8 percent to $49.4 million primarily reflecting the higher origination volume. Reflecting the implementation of various productivity enhancements, the efficiency ratio improved to 71.1 percent for first quarter 2002 from 86.4 percent for first quarter 2001.

Going forward, if mortgage interest rates remain at current levels, the origination volume from refinanced mortgages, and therefore revenue from origination fees, profits from the sale of loans and MSR and gains from pipeline and warehouse hedging and other loan sale activities, is expected to decline along with the current expense levels associated with amortization and write-off of existing MSR. Home purchase-related mortgage originations should reflect the relative strength or weakness of the economy. If as expected over the near term, short-term rates remain at current low levels and the slope of the yield curve does not flatten, the net interest margin on mortgage loans held for sale is likely to remain stable. Over the long term the margin should begin to decrease toward a more normal level as the yield curve flattens. The continuing success of our national cross-sell strategies will increase revenues from products other than traditional mortgage origination and servicing.

FTN Financial

Pre-tax income for FTN Financial increased 32 percent to $38.9 million for first quarter 2002, compared to $29.4 million for first quarter 2001.

Total revenues were $109.9 million, an increase of 30 percent from $84.4 million in 2001. Fee income increased 28 percent to $101.1 million in 2002. This increased revenue reflects continued growth and penetration into our targeted institutional customer base and non-traditional product initiatives.

The provision for loan losses, related to correspondent banking services which is now included in this business segment, was negative $.8 million in 2002 due to a decline in outstandings from year-end and net recoveries. For first quarter 2001 the provision for loan losses was $.3 million.

Total noninterest expense increased 31 percent to $71.8 million in 2002 primarily due to an increase in personnel expense, the largest component of noninterest expense, resulting from commissions and incentives associated with the higher fee income this year. The efficiency ratio remained relatively stable at 65.4 percent for first quarter 2002 compared to 64.8 percent for first quarter 2001.

Going forward, while the favorable market conditions affecting our traditional business are likely to eventually stabilize, the extension of new products and services to the FTN Financial customer base will continue to increase revenue from nontraditional businesses.

Transaction Processing

Pre-tax income for Transaction Processing increased 35 percent to $4.9 million for first quarter 2002, compared to $3.7 million for first quarter 2001. This increase was primarily due to efficiency improvements in express processing operations. The efficiency ratio improved to 82.1 percent for first quarter 2002 from 86.1 percent for first quarter 2001. While express processing improved over first quarter 2001, revenue from merchant processing decreased 10 percent due to the negative effect of the slowdown in the hospitality industry and competitive pricing pressure within the industry.

Corporate

Corporate had a pre-tax loss of $19.8 million for 2002, compared to a loss of $3.8 million for 2001. This increase in pre-tax loss was primarily due to (1) a SFAS No. 133 loss of $3.1 million in 2002 compared to a gain of $3.5 million in 2001, therefore combining for a $6.6 million net change between periods and (2) $6.6 million in expenses in 2002 related to a specific litigation matter.

Strategic Initiative Items

There were several revenue and expense items in 2001 that make it difficult to compare this year’s results with last year. The items were related to an initiative announced in 2000 to enhance growth and business mix. The initiative, completed in fourth quarter 2001, resulted in $.2 million of expenses in excess of revenue in first quarter 2001. Total revenues of $11.4 million in first quarter 2001 resulted from gains on divestitures ($4.5 million due to an earn-out related to the divestiture of First Tennessee’s corporate and municipal trust business in fourth quarter 2000 and $6.9 million from the sale of certain single relationship credit card accounts in first quarter 2001). Total noninterest expense of $11.6 million was related to a major marketing campaign to attract new retail banking customers, litigation costs and asset write-offs.

BALANCE SHEET REVIEW

Earning assets

Earning assets primarily consist of loans, loans held for sale and investment securities. For first quarter 2002, earning assets averaged $16.5 billion compared with $15.9 billion for first quarter 2001. The increase in earning assets was primarily due to growth in loans held for sale of 35 percent. On March 31, 2002, First Tennessee reported total assets of $19.6 billion compared with $19.3 billion on March 31, 2001. Average total assets increased 5 percent to $19.9 billion from $19.0 billion in first quarter 2001.

Loans

Average total loans decreased 1 percent for first quarter 2002 to $10.3 billion due to a decrease of 3 percent in retail loans, which resulted from the divestitures of the student loan portfolio and Peoples & Union Bank (PUB). Commercial loans increased 2 percent to $5.5 billion. Excluding the impact of these divestitures, retail loans grew 6 percent in 2002 and total loans grew 4 percent. Additional loan information is provided in Table 6.

Table 6 — Average Loans

	Three Months

		Percent	Growth		Percent
(Dollars in millions)	1Q02	of Total	Rate	1Q01	of Total

Commercial:
Commercial, financial and industrial	$4,063.5	39%	—%	$4,062.0	39%
Real estate commercial	981.1	10	1.2	969.9	9
Real estate construction	504.1	5	22.2	412.6	4
Retail:
Real estate residential	3,810.0	37	6.1	3,590.6	35
Real estate construction	210.1	2	18.8	176.8	2
Other consumer	444.5	4	(47.6)	847.7	8
Credit card receivables	268.7	3	(5.0)	282.7	3

Total loans, net of unearned	$10,282.0	100%	(.6)%	$10,342.3	100%

During years prior to 2002 certain retail loans have been securitized. The majority of these securities are owned by subsidiaries of First Tennessee, including FTBNA, and are classified as investment securities.

Loans Held for Sale / Investment Securities

Loans held for sale, consisting primarily of mortgage loans, increased 35 percent to $2.5 billion in 2002 from $1.9 billion in 2001 due to the high level of originations in 2001. Average investment securities decreased 11 percent in first quarter 2002 to $2.4 billion from $2.7 billion.

Deposits / Other Sources of Funds

Since first quarter 2001, average core deposits increased 3 percent to $9.3 billion from $9.0 billion while interest-bearing core deposits decreased 3 percent to $5.8 billion from $6.0 billion. Noninterest-bearing deposits increased 16 percent in first quarter 2002 to $3.5 billion from $3.0 billion due to growth in a cash management investment product and mortgage escrow accounts. Short-term purchased funds increased 4 percent to $7.3 billion from $7.1 billion for the previous year. Excluding the impact of the divestiture of PUB, total core deposits would have increased 5 percent. Short-term purchased funds accounted for 42 percent of First Tennessee’s funding (core deposits plus purchased funds and term borrowings for first quarter 2002 compared to 43 percent for first quarter 2001. Term borrowings increased 24 percent to $.6 billion for first quarter 2002 compared to $.5 billion for first quarter 2001.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers. The Asset/Liability Committee, a committee consisting of senior management that meets regularly, is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are First Tennessee’s primary source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For first quarter 2002, the average total loan to core deposit ratio was 110 percent compared with 114 percent in first quarter 2001. FTBNA has a bank note program available for additional liquidity, under which the bank may borrow funds from time to time, at maturities of 30 days to 30 years. On March 31, 2002, approximately $2.6 billion was available under the bank note program as a long-term (greater than one year) funding source. First Tennessee also evaluates alternative sources of funding, including loan sales, securitizations, syndications, and debt offerings in its management of liquidity.

First Tennessee has a loan funding arrangement with a commercial paper conduit facility. Loans made under this facility would qualify for First Tennessee’s highest grades of low risk commercial loans if these loans had been made by First Tennessee. First Tennessee provides a liquidity facility and a credit enhancement to the conduit that totaled $217.0 million on March 31, 2002. The loans in the conduit are not reflected on First Tennessee’s Statement of Condition. Given the relatively small volume of loans currently referred to the conduit, this facility does not represent a critical element of First Tennessee’s liquidity.

First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, First Tennessee Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. In many cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans. After sale, these loans are not reflected on the Consolidated Statement of Condition. Each of these government-sponsored entities has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. During first quarter 2002, approximately $4.6 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these government-sponsored entities. First Tennessee’s use of these government-sponsored entities as an efficient outlet for our mortgage loan production is an essential source of liquidity for First Tennessee and other participants in the housing industry.

Certain of First Horizon Home Loans’ originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $301 thousand (jumbo loans). First Horizon Home Loans pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Statement of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon Home Loans and other participants in the housing industry to monetize these assets. In most cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans and, on occasion, has retained senior principal-only certificates or interest-only strips that are classified on the Consolidated Statement of Condition as trading securities. On March 31, 2002, the outstanding principal amount of loans in these off-balance sheet business trusts was $3.7 billion. Given the significance of First Horizon Home Loans’ origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to First Tennessee.

Other securitization activity includes an automobile loan securitization in 2000. There was $50.8 million in unpaid principal balance of loans in the securitization trust on March 31, 2002. This securitization is not an essential element of First Tennessee’s liquidity.

In addition to these transactions, liquidity has been obtained in prior years through issuance of guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures through a Delaware business trust wholly owned by First Tennessee ($100.0 million on March 31, 2002)

and through preferred stock issued by an indirect wholly owned subsidiary of First Tennessee ($44.2 million on March 31, 2002).

First Tennessee has a lease arrangement with a single-purpose entity for First Horizon Home Loan’s main office headquarters in Dallas. Under this arrangement, First Tennessee has guaranteed a significant portion of the residual value of the Dallas property through the end of the lease term in 2011. Approximately $41 million of the construction cost of the property is not reflected on First Tennessee’s Statement of Condition but is rather owned by the single-purpose entity. If the value of the property were to decline below its original construction cost, First Tennessee would be obligated to reimburse the single-purpose entity for a significant portion of the deficiency, if any, at the end of the lease term. The use of this leasing arrangement is not an essential element of First Tennessee’s liquidity.

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debtholders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), First Tennessee, as of March 31, 2002, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $225 million. In addition, First Tennessee also has an effective capital securities shelf registration statement on file with the SEC under which up to $200 million of capital securities is available for issuance.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders’ equity was $1.5 billion on March 31, 2002, an increase of 10 percent from $1.4 billion on March 31, 2001. The increase in capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $189.6 million, or 5.6 million shares since March 31, 2001. Pursuant to board authority, First Tennessee plans to continue to repurchase shares from time to time for its stock option plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. On October 16, 2001, the board of directors extended from June 30, 2002, until December 31, 2004, the non-stock option plan-related repurchases of up to 9.5 million shares, previously approved in October 2000. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management. Through March 31, 2002, 2.5 million shares have been repurchased pursuant to this authority.

Average shareholders’ equity increased 8 percent since first quarter 2001 to $1.5 billion from $1.4 billion, reflecting internal capital generation. The average shareholders’ equity to average assets ratio was 7.50 percent for first quarter 2002 compared to 7.30 percent for first quarter 2001. Unrealized market valuations had no material effect on the ratios during first quarter 2002.

On March 31, 2002, the corporation’s Tier 1 capital ratio was 8.90 percent, the total capital ratio was 11.94 percent and the leverage ratio was 7.02 percent. On March 31, 2002, First Tennessee’s bank affiliates had sufficient capital to qualify as well-capitalized institutions. As discussed in Deposits, Other Sources of Funds and Liquidity Management above, First Horizon Home Loans uses single-purpose business trusts to securitize and sell jumbo loans, which, therefore, are not reflected on First Tennessee’s Statement of Condition. Even if these loans had not been securitized and sold, and were included on the Statement of Condition, First Tennessee and all of its banking affiliates would have been well capitalized.

OTHER

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, which was adopted on January 1, 2001, establishes accounting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the instrument’s fair value be recognized currently in earnings (or other comprehensive income). If certain criteria are met, changes in the fair value of the asset or liability being hedged are also recognized currently in earnings. The initial impact of adopting SFAS No. 133 resulted in a net transition adjustment that was recognized as the cumulative effect of a change in accounting principle.

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee’s view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized MSR, which currently have an average life of approximately seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

First Tennessee believes that difficulties in interpreting the effects of SFAS No. 133 are sufficiently great that it may be worthwhile to be able to identify and isolate these effects and to determine what net income would be excluding certain SFAS No. 133 adjustments related to mortgage banking capitalized servicing rights. Therefore, this analysis has been added as a recurring part of management’s discussion of operating results. This item, servicing rights net value changes under SFAS No. 133 (SFAS No. 133 gain or loss), represents the change in the fair value of hedged interest rate risk of capitalized MSR, net of changes in the fair value of derivative financial instruments designated to hedge such risks excluding (1) the impact of cash settlements and interest accruals on derivatives with periodic cash flows (2) changes in fair value due to the passage of time including time decay of options (3) changes in fair value due to time-price convergence of forward instruments, and (4) the impact of the required utilization of a constant hedge allocation ratio. For first quarter 2002, a pre-tax loss of $3.1 million ($1.9 million after tax) was recognized compared to a pre-tax gain of $3.5 million ($2.3 million after tax) in first quarter 2001. The impact on earnings from hedging of the MSR portfolio is included on the Statement of Income in mortgage banking noninterest income.

First Tennessee believes a review of the trend, if any, of the servicing rights net value changes under SFAS No. 133 over a long period of time, preferably over an interest rate business cycle, is a more meaningful measure to determine the effectiveness of hedging strategies.

For its internal evaluation of performance and for segment reporting, for each applicable period, First Tennessee subtracts SFAS No. 133 gains from reported net income and adds SFAS No. 133 losses to reported net income. The internal evaluation of long-term performance will include the long-term trend, if any, in SFAS No. 133 gains or losses.

FURTHER INTERPRETATIONS OF SFAS NO. 133

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between First Tennessee’s interpretation and that of the FASB, the effects of which cannot presently be anticipated but failure to obtain hedge accounting treatment could be significant to results of operations.

SUBSEQUENT EVENT

On April 1, 2002, First Tennessee acquired First Premier Financial Services, Inc., a South Dakota-based merchant processor, for approximately $11.9 million in cash. First Premier Financial Services, Inc., was merged into First Horizon Merchant Services, Inc. The acquisition was immaterial to First Tennessee.

ACCOUNTING CHANGES

On April 30, 2002, the Financial Accounting Standards Board issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the recission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because of the recission of SFAS No. 4. SFAS No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition this Statement also makes technical corrections to existing pronouncements which are generally not substantive in nature. The provisions of SFAS No. 145 related to the recission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. First Tennessee estimates the impact of adopting these new standards to be immaterial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to Management’s Discussion and Analysis included as Item 2 of Part I of this report and to Note 1 to the Consolidated Financial Statements and the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section contained in the financial appendix to the Corporation’s 2002 Proxy Statement.

PART II.

OTHER INFORMATION

Items 1, 2, 3, 4 and 5

As of the end of the first quarter, 2002, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6 — Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.	Description

3(ii)	Bylaws of the Corporation, as amended and restated.

4	Instruments defining the rights of security holders, including indentures.*

10(r)**	Non-employee Director Benefits.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan required to be filed as an exhibit.

(b)	Reports on Form 8-K.

No report on Form 8-K was filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TENNESSEE NATIONAL CORPORATION

(Registrant)

DATE: 05/13/02	By:	/s/ Elbert L. Thomas Jr.

Elbert L. Thomas Jr.
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(ii)	Bylaws of the Corporation, as amended and restated.

4	Instruments defining the rights of security holders, including indentures.*

10(r)**	Non-employee Director Benefits.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan required to be filed as an exhibit.