Form 10-Q
period 2002-06-30
FIRST TENNESSEE NATIONAL CORP
filed 2002-08-12
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 000-4491

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

Yes [x] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	126,486,638

Class	Outstanding on July 31, 2002

PART I.
PART II.
SIGNATURES
EXHIBIT INDEX

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

CONSOLIDATED STATEMENTS OF CONDITION	First Tennessee National Corporation

	June 30		December 31

(Dollars in thousands)(Unaudited)	2002	2001	2001

Assets:
Cash and due from banks	$890,972	$741,436	$885,183
Federal funds sold and securities purchased under agreements to resell	225,540	92,388	229,440

Total cash and cash equivalents	1,116,512	833,824	1,114,623

Investment in bank time deposits	1,140	1,098	1,740
Trading securities	633,464	589,852	646,179
Loans held for sale	2,243,146	2,465,810	3,399,309
Securities available for sale	2,044,435	1,977,007	2,064,611
Securities held to maturity (market value of $367,052 on June 30, 2002; $546,950 on June 30, 2001; and $459,109 on December 31, 2001)	362,493	559,975	461,259
Loans, net of unearned income	10,544,657	9,959,561	10,283,143
Less: Allowance for loan losses	151,804	148,658	155,373

Total net loans	10,392,853	9,810,903	10,127,770

Premises and equipment, net	247,774	269,029	251,504
Real estate acquired by foreclosure	21,499	15,525	21,989
Mortgage servicing rights, net	624,645	743,185	665,005
Goodwill	163,213	114,245	143,147
Other intangible assets, net	33,175	16,172	41,857
Capital markets receivables and other assets	1,927,536	1,399,551	1,677,798

Total assets	$19,811,885	$18,796,176	$20,616,791

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing	$8,875,425	$8,806,175	$9,596,230
Noninterest-bearing	3,520,655	3,464,930	4,010,104

Total deposits	12,396,080	12,271,105	13,606,334

Federal funds purchased and securities sold under agreements to repurchase	3,132,475	2,771,149	2,921,543
Commercial paper and other short-term borrowings	313,673	395,512	449,151
Capital markets payables and other liabilities	1,611,066	1,355,778	1,467,453
Term borrowings	650,968	479,579	550,361

Total liabilities	18,104,262	17,273,123	18,994,842

Guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures	100,000	100,000	100,000
Preferred stock of subsidiary	44,236	44,137	44,187

Shareholders’ equity
Preferred stock — no par value (5,000,000 shares authorized, but unissued)	—	—	—
Common stock — $.625 par value (shares authorized - 400,000,000; shares issued - 125,434,878 on June 30, 2002; 126,336,782 on June 30, 2001; and 125,865,188 on December 31, 2001)	78,397	78,960	78,666
Capital surplus	116,790	97,342	106,682
Undivided profits	1,335,102	1,177,967	1,263,649
Accumulated other comprehensive income	30,012	21,584	23,278
Deferred compensation on restricted stock incentive plans	(7,070)	(3,199)	(2,126)
Deferred compensation obligation	10,156	6,262	7,613

Total shareholders’ equity	1,563,387	1,378,916	1,477,762

Total liabilities and shareholders’ equity	$19,811,885	$18,796,176	$20,616,791

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	First Tennessee National Corporation

	Three Months Ended		Six Months Ended
	June 30		June 30

(Dollars in thousands except per share data)(Unaudited)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$ 166,322	$ 205,296	$ 333,285	$ 431,480
Interest on investment securities:
Taxable	36,357	42,400	72,401	86,658
Tax-exempt	196	399	492	839
Interest on loans held for sale	32,046	45,287	72,463	79,938
Interest on trading securities	11,935	11,824	24,906	24,926
Interest on other earning assets	1,844	1,900	3,133	4,418

Total interest income	248,700	307,106	506,680	628,259

Interest expense:
Interest on deposits:
Savings	586	1,080	1,157	2,327
Checking interest and money market account	9,954	24,433	20,039	52,612
Certificates of deposit under $100,000 and other time	18,356	29,941	36,934	62,821
Certificates of deposit $100,000 and more	18,308	37,125	39,379	82,407
Interest on short-term borrowings	17,328	40,009	34,045	94,519
Interest on term borrowings	7,002	7,650	13,608	15,388

Total interest expense	71,534	140,238	145,162	310,074

Net interest income	177,166	166,868	361,518	318,185
Provision for loan losses	23,108	17,436	48,836	36,425

Net interest income after provision for loan losses	154,058	149,432	312,682	281,760

Noninterest income:
Mortgage banking	129,926	107,761	251,183	195,950
Capital markets	98,175	65,740	197,611	144,550
Deposit transactions and cash management	36,393	31,674	68,817	59,434
Trust services and investment management	13,324	14,409	27,413	29,605
Merchant processing	12,627	11,330	22,840	22,960
Divestitures	—	70,033	—	81,467
Equity securities losses	(2,196)	(3,250)	(2,196)	(3,303)
Debt securities losses	(121)	(140)	(155)	(237)
All other income and commissions	48,453	36,137	96,000	76,216

Total noninterest income	336,581	333,694	661,513	606,642

Adjusted gross income after provision for loan losses	490,639	483,126	974,195	888,402

Noninterest expense:
Employee compensation, incentives and benefits	222,558	190,400	440,157	369,054
Occupancy	18,452	18,310	35,587	35,562
Equipment rentals, depreciation and maintenance	16,594	22,741	32,512	40,542
Operations services	14,867	16,691	29,383	31,514
Communications and courier	12,215	11,785	25,542	23,096
Amortization of intangible assets	1,357	2,877	2,955	5,757
All other expense	68,732	82,658	141,509	150,456

Total noninterest expense	354,775	345,462	707,645	655,981

Pretax income	135,864	137,664	266,550	232,421
Applicable income taxes	45,399	48,650	89,004	81,035

Income before debt restructurings and cumulative effect of changes in accounting principles	90,465	89,014	177,546	151,386
Debt restructurings	—	(3,225)	—	(3,225)
Cumulative effect of changes in accounting principles	—	—	—	(8,168)

Net income	$ 90,465	$ 85,789	$ 177,546	$ 139,993

Earnings per common share before debt restructurings and cumulative effect of changes in accounting principles (Note 3)	$ .71	$ .70	$ 1.40	$ 1.18
Earnings per common share (Note 3)	.71	.67	1.40	1.09

Diluted earnings per common share before debt restructurings and cumulative effect of changes in accounting principles (Note 3)	$ .69	$ .68	$ 1.36	$ 1.14
Diluted earnings per common share (Note 3)	.69	.65	1.36	1.06

Weighted average shares outstanding	126,680,703	127,889,957	126,732,470	128,593,538

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	First Tennessee National Corporation

(Dollars in thousands)(Unaudited)	2002	2001

Balance, January 1	$1,477,762	$1,384,156
Net income	177,546	139,993
Other comprehensive income:
Unrealized loss on cash flow hedge	(1,320)	—
Unrealized market adjustments, net of tax and reclassification adjustment	8,054	6,986

Comprehensive income	184,280	146,979

Cash dividends declared	(62,819)	(56,084)
Common stock issued for exercise of stock options	34,597	49,135
Tax benefit from non-qualified stock options	10,109	19,055
Common stock repurchased	(88,060)	(171,369)
Amortization on restricted stock incentive plans	1,225	984
Other	6,293	6,060

Balance, June 30	$1,563,387	$1,378,916

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	First Tennessee National Corporation

	Six Months Ended June 30

(Dollars in thousands)(Unaudited)	2002	2001

Operating Activities:
Net income	$177,546	$139,993
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Provision for loan losses	48,836	36,425
Provision for deferred income tax	43,788	13,244
Depreciation and amortization of premises and equipment	27,518	28,411
Amortization and impairment of mortgage servicing rights	115,927	95,801
Amortization of intangible assets	2,955	5,757
Net other amortization and accretion	9,959	7,581
Net (increase)/decrease in net derivative product assets	(18,001)	106,617
Market value adjustment on foreclosed property	8,118	4,478
Equity securities losses	2,196	3,303
Debt securities losses	155	237
Net (gains)/losses on disposal of fixed assets	(441)	7,324
Gains on divestitures	—	(81,467)
Net (increase)/decrease in:
Trading securities	12,715	(181,332)
Loans held for sale	1,156,163	(730,740)
Capital markets receivables	(287,958)	(74,231)
Interest receivable	7,004	12,896
Other assets	(66,176)	(33,696)
Net increase/(decrease)in:
Capital markets payables	96,389	152,585
Interest payable	(7,669)	(9,316)
Other liabilities	41,649	180,960

Total adjustments	1,193,127	(455,163)

Net cash (used)/provided by operating activities	1,370,673	(315,170)

Investing Activities:
Maturities of held to maturity securities	98,093	77,398
Available for sale securities:
Sales	157,651	95,031
Maturities	549,718	357,792
Purchases	(673,142)	(384,090)
Premises and equipment:
Sales	2,088	65
Purchases	(20,098)	(15,559)
Net increase in loans	(331,071)	(247,034)
Net decrease in investment in bank time deposits	600	2,531
Proceeds from divestitures	—	453,279
Acquisitions, net of cash and cash equivalents acquired	(1,433)	(1,925)

Net cash (used)/provided by investing activities	(217,594)	337,488

Financing Activities:
Common stock:
Exercise of stock options	34,171	50,027
Cash dividends	(62,919)	(56,472)
Repurchase of shares	(88,060)	(171,368)
Term borrowings:
Issuance	102,792	209,958
Payments	(2,368)	(190,209)
Net increase/(decrease) in:
Deposits	(1,210,260)	230,071
Short-term borrowings	75,454	(220,900)

Net cash used by financing activities	(1,151,190)	(148,893)

Net increase/(decrease) in cash and cash equivalents	1,889	(126,575)

Cash and cash equivalents at beginning of period	1,114,623	960,399

Cash and cash equivalents at end of period	$1,116,512	$833,824

Total interest paid	$152,459	$318,991
Total income taxes paid	49,750	89,663

See accompanying notes to consolidated financial statements.

Note 1 — Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2002 Proxy Statement.

On January 1, 2002, First Tennessee adopted the final provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” which requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The impact of adopting this standard was immaterial to First Tennessee.

On January 1, 2002, First Tennessee adopted the preliminary provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but is subject to an assessment for impairment using a fair-value-based test at least annually. First Tennessee has completed the initial analysis of impairment as required by the new standard and has not recognized any impairment of the goodwill currently on its books during 2002. See Note 7 — Intangible Assets and Note 8 — Mortgage Servicing Rights for additional information.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee’s view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized mortgage servicing rights, which currently have an average life of five to seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial

Note 1 — Financial Information (continued)

markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings ($5.8 million pre-tax loss for the six-month period ending June 30, 2002, as compared to a $3.6 million pre-tax gain for the six-month period ending June 30, 2001) is not indicative of the expected long-term performance of this hedging practice.

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

On April 30, 2002, the Financial Accounting Standards Board issued SFAS No. 145, Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the recision of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because of the recision of SFAS No. 4. SFAS No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition this Statement also makes technical corrections to existing pronouncements which are generally not substantive in nature. The provisions of SFAS No. 145 that relate to the recision of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 that relate to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. First Tennessee estimates the impact of adopting these new standards to be immaterial.

Note 2 — Divestitures/Acquisitions

On June 1, 2002, First Horizon Home Loans, a wholly owned subsidiary of First Tennessee, acquired certain assets and assumed certain liabilities of Real Estate Financial Services (REFS), a mortgage lending company based in Alpharetta, Georgia for approximately $2.2 million in cash. This transaction was immaterial to First Tennessee.

On April 1, 2002, First Tennessee acquired First Premier Financial Services, Inc. (First Premier), a South Dakota based merchant processor, for approximately $11.9 million in cash. First Premier was merged into First Horizon Merchant Services, Inc., a wholly owned subsidiary of First Tennessee. The acquisition was immaterial to First Tennessee.

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

Note 3 — Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Income before debt restructurings and cumulative effect of changes in accounting principles	$ 90,465	$ 89,014	$ 177,546	$ 151,386
Debt restructurings	—	(3,225)	—	(3,225)
Cumulative effect of changes in accounting principles	—	—	—	(8,168)

Net income	$ 90,465	$ 85,789	$ 177,546	$ 139,993

Weighted average common shares outstanding	125,636,978	127,180,282	125,750,059	127,903,890
Shares attributable to deferred compensation	1,043,725	709,675	982,411	689,648

Total weighted average shares	126,680,703	127,889,957	126,732,470	128,593,538

Earnings per common share:
Income before debt restructurings and cumulative effect of changes in accounting principles	$ .71	$ .70	$ 1.40	$ 1.18
Debt restructurings	—	(.03)	—	(.03)
Cumulative effect of changes in accounting principles	—	—	—	(.06)

Net income	$ .71	$ .67	$ 1.40	$ 1.09

Weighted average shares outstanding	126,680,703	127,889,957	126,732,470	128,593,538
Dilutive effect due to stock options	3,905,567	3,978,163	3,726,491	3,794,194

Total weighted average shares, as adjusted	130,586,270	131,868,120	130,458,961	132,387,732

Diluted earnings per common share:
Income before debt restructurings and cumulative effect of changes in accounting principles	$ .69	$ .68	$ 1.36	$ 1.14
Debt restructurings	—	(.03)	—	(.02)
Cumulative effect of changes in accounting principles	—	—	—	(.06)

Net income	$ .69	$ .65	$ 1.36	$ 1.06

Note 4 — Loans

The composition of the loan portfolio on June 30 is detailed below:

(Dollars in thousands)	2002	2001

Commercial:
Commercial, financial and industrial	$3,901,851	$4,064,002
Real estate commercial	1,023,200	946,233
Real estate construction	504,963	427,737
Retail:
Real estate residential	4,177,188	3,574,439
Real estate construction	256,884	182,780
Consumer	419,629	487,602
Credit card receivables	260,942	276,768

Loans, net of unearned income	$10,544,657	$9,959,561
Allowance for loan losses	151,804	148,658

Total net loans	$10,392,853	$9,810,903

The following table presents information concerning nonperforming loans on June 30:

(Dollars in thousands)	2002	2001

Impaired loans	$33,462	$54,258
Other nonaccrual loans	25,990	24,676

Total nonperforming loans	$59,452	$78,934

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Six Months Ended
	June 30		June 30

(Dollars in thousands)	2002	2001	2002	2001

Total interest on impaired loans	$130	$113	$205	$192
Average balance of impaired loans	38,738	59,809	40,262	54,268

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 2002 and 2001, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2000	$128,339	$15,357	$143,696
Provision for loan losses	24,861	11,564	36,425
Divestiture	(1,337)	—	(1,337)
Charge-offs	(27,034)	(8,167)	(35,201)
Less loan recoveries	3,717	1,358	5,075

Net charge-offs	(23,317)	(6,809)	(30,126)

Balance on June 30, 2001	$128,546	$20,112	$148,658

Balance on December 31, 2001	$138,427	$16,946	$155,373
Provision for loan losses	35,430	13,406	48,836
Charge-offs	(37,540)	(21,637)	(59,177)
Less loan recoveries	6,173	599	6,772

Net charge-offs	(31,367)	(21,038)	(52,405)

Balance on June 30, 2002	$142,490	$9,314	$151,804

Note 5 — Business Segment Information

First Tennessee provides traditional retail/commercial banking and other financial services to its customers through various regional and national business lines. Effective January 1, 2002, the business segment information has been adapted to better reflect First Tennessee’s strategic alignment and positioning and to conform to similar changes in internal segment reporting. Prior periods have been restated for comparability. The new segments are FTN Banking Groups, First Horizon, FTN Financial, Transaction Processing, Corporate, and Strategic Initiative Items. FTN Banking Groups includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust, Credit Card and Cash Management. This segment offers traditional banking financial services and products and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers (the last two were previously included in the Retail/Commercial Bank). These business lines were combined to create a common focus and a stronger presence in the national market. FTN Financial added Strategic Alliances and Correspondent Services to the existing business mix that included Capital Markets, Equity Research and Investment Banking. Strategic Alliances is a customer relationship service group recently formed to enhance our portfolio of innovative investment services. Correspondent Services was a part of the Retail/Commercial Bank previously. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The corporate segment includes certain corporate expenses, SFAS No. 133 gains/(losses), interest expense on trust preferred and REIT preferred stock, and other items not allocated or not specifically assigned to business segments. The Strategic Initiative Items segment isolates items occurring in 2001 that were related to a strategic initiative to enhance growth and business mix.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the approximate amounts of consolidated revenue, expense, tax, and assets for the three month and year to date periods ending June 30, 2002 and 2001 and has been adjusted for comparability.

	FTN					Strategic
	Banking	First	FTN	Transaction		Initiative
(Dollars in thousands)	Groups	Horizon	Financial	Processing	Corporate	Items	Consolidated

2Q02
Net interest income, FTE*	$116,048	$48,165	$7,959	$4,961	$409	$—	$177,542
Other revenues	75,441	137,843	100,192	25,819	(2,714)	—	336,581
Other expenses**	128,081	141,696	73,583	25,110	9,413	—	377,883

Pre-tax income, FTE*	63,408	44,312	34,568	5,670	(11,718)	—	136,240
Income taxes, FTE*	18,637	16,300	13,136	2,155	(4,453)	—	45,775

Net income	$44,771	$28,012	$21,432	$3,515	$(7,265)	$—	$90,465

Average assets	$10,489,599	$6,365,944	$1,916,751	$625,521	$33,608	$—	$19,431,423

2Q01
Net interest income, FTE*	$111,049	$44,828	$7,427	$3,810	$336	$—	$167,450
Other revenues	62,600	114,500	66,500	23,179	132	66,783	333,694
Other expenses**	112,628	138,489	47,936	24,801	9,216	29,828	362,898

Pre-tax income, FTE*	61,021	20,839	25,991	2,188	(8,748)	36,955	138,246
Income taxes, FTE*	20,537	7,571	9,877	831	(3,324)	13,740	49,232

Income before debt restructurings	40,484	13,268	16,114	1,357	(5,424)	23,215	89,014
Debt restructurings	—	—	—	—	(3,225)	—	(3,225)

Net income	$40,484	$13,268	$16,114	$1,357	$(8,649)	$23,215	$85,789

Average assets	$10,609,016	$6,511,012	$1,491,832	$531,184	$28,088	$—	$19,171,132

Year to Date 2002
Net interest income, FTE*	$234,023	$100,750	$16,698	$9,633	$1,186	$—	$362,290
Other revenues	149,161	267,491	201,312	49,326	(5,777)	—	661,513
Other expenses**	254,915	282,698	144,581	47,386	26,901	—	756,481

Pre-tax income, FTE*	128,269	85,543	73,429	11,573	(31,492)	—	267,322
Income taxes, FTE*	38,088	31,353	27,903	4,398	(11,966)	—	89,776

Net income	$90,181	$54,190	$45,526	$7,175	$(19,526)	$—	$177,546

Average assets	$10,513,600	$6,500,005	$1,986,195	$635,639	$44,959	$—	$19,680,398

Year to Date 2001
Net interest income, FTE*	$221,125	$77,214	$12,773	$7,280	$934	$—	$319,326
Other revenues	128,813	204,417	145,507	46,054	3,634	78,217	606,642
Other expenses**	231,846	251,602	102,902	47,475	17,165	41,416	692,406

Pre-tax income, FTE*	118,092	30,029	55,378	5,859	(12,597)	36,801	233,562
Income taxes, FTE*	39,167	10,838	21,045	2,228	(4,786)	13,684	82,176

Income before debt restructurings and cumulative effect of changes in accounting principles	78,925	19,191	34,333	3,631	(7,811)	23,117	151,386
Debt restructurings	—	—	—	—	(3,225)	—	(3,225)
Cumulative effect of changes in accounting principles	—	—	—	—	(8,168)	—	(8,168)

Net income	$78,925	$19,191	$34,333	$3,631	$(19,204)	$23,117	$139,993

Average assets	$10,857,652	$6,153,314	$1,484,010	$540,371	$36,118	$—	$19,071,465

*	Fully taxable-equivalent basis.
**	Includes loan loss provision.

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

In 2001, the Tennessee Supreme Court affirmed a $209,156 award of compensatory damages against FTBNA (as successor by merger to Community Bank of Germantown) as well as a $60,000 award in FTBNA’s favor against the plaintiff. The Supreme Court also vacated a $9,000,000 punitive damage award against FTBNA and remanded the case to the trial court to reassess punitive damages in accordance with the factors outlined in an earlier Tennessee Supreme Court opinion. This case has been settled.

Two certified class actions, alleging that FTBNA and another defendant engaged in unfair and deceptive practices in connection with the financing of satellite dish television systems and involving approximately 8,000 plaintiffs, were combined in Alabama federal court. In May 2002, the settlement of these actions became final. Four additional suits on similar allegations were filed on behalf of multiple individual plaintiffs in Mississippi state court in 2001 and 2002. These cases have been settled also. In addition, two similar satellite systems actions, each filed by one plaintiff, are pending in the Choctaw Tribal Court. Another case, filed by eight plaintiffs and involving similar allegations, is pending in federal court in Mississippi and has been amended to add as plaintiffs 42 of the 54 persons who chose to opt out of the class settlement.

Many mortgage lenders, including a First Tennessee subsidiary, have been sued in putative class actions on the theory that yield spread premiums paid to mortgage brokers are referral fees banned by the Real Estate Settlement Practices Act (“RESPA”). Under that act, liability for an impermissible referral fee is three times the amount of the fee. Accordingly, the potential damages could be substantial. In June 2001, the Eleventh Circuit Court of Appeals upheld certification of a class in a yield spread premium case against a lender unaffiliated with First Tennessee. Although the decision was procedural, certain statements in the decision could be interpreted to suggest a liability standard favorable to plaintiff borrowers. In October 2001, the U.S. Department of Housing and Urban Development published a policy statement disagreeing with the Eleventh Circuit’s decision. In other pending cases involving lenders unaffiliated with First Tennessee, the Eleventh Circuit has ordered briefing on the effect of HUD’s new policy statement. In light of HUD’s 2001 policy statement, the U.S. Court of Appeals for the Eighth Circuit ruled in March 2002 that lawsuits challenging the payment of yield spread premiums under RESPA are not appropriate for class action treatment. In June 2002, the U.S. Court of Appeals for the Ninth Circuit held that the yield spread premium paid by the lender was not an impermissible “referral fee” and that certification of a plaintiff class was inappropriate. Because the suits against First Tennessee’s subsidiary are in an early stage of litigation and the law in this area is not clearly established, First Tennessee cannot at this time evaluate either the likelihood of an unfavorable outcome or the dollar amount of any potential loss exposure. First Tennessee believes its subsidiary’s yield spread premium payments, which are consistent with industry practices, are lawful, and intends to defend vigorously the lawsuits against it.

Note 7 — Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

		Other
(Dollars in thousands)	Goodwill	Intangibles*

December 31, 2000	$103,765	$17,859
Amortization expense	(3,170)	(2,587)
Acquisitions	13,650	900

June 30, 2001	$114,245	$16,172

December 31, 2001	$143,147	$41,857
Amortization expense	—	(2,955)
Reclass	12,573	(12,573)
Acquisitions**	7,493	6,846

June 30, 2002	$163,213	$33,175

* Represents premium on purchased deposits, covenants not to compete and non-mortgaged servicing rights.
** Purchase price allocation on the Synaxis and First Premier acquisitions are based upon preliminary estimates of fair value and could change.

The gross carrying amount of other intangible assets subject to amortization is $93.9 million on June 30, 2002, net of $60.7 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2002 is expected to be $3.3 million and is expected to be $6.3 million, $5.7 million, $4.1 million and $2.7 million for the twelve-month periods of 2003, 2004, 2005 and 2006, respectively.

On January 1, 2002, First Tennessee adopted the provisions of SFAS No. 142 (see Note 1 – Financial Information). The following table presents on a proforma basis net income and related per share amounts exclusive of amortization expense (net of tax effect) recognized in 2001 related to goodwill no longer being amortized.

	Three Months Ended		Six Months Ended
	June 30		June 30

(Dollars in thousands)	2002	2001	2002	2001

Reported net income	$90,465	$85,789	$177,546	$139,993
Goodwill amortization (net of tax effect)	—	1,447	—	2,893

Adjusted net income	$90,465	$87,236	$177,546	$142,886

Earnings per common share:
Reported net income	$.71	$.67	$1.40	$1.09
Goodwill amortization (net of tax effect)	—	.01	—	.02

Adjusted net income	$.71	$.68	$1.40	$1.11

Diluted earnings per common share:
Reported net income	$.69	$.65	$1.36	$1.06
Goodwill amortization (net of tax effect)	—	.01	—	.02

Adjusted net income	$.69	$.66	$1.36	$1.08

Note 8 — Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)

December 31, 2000	$743,714
Addition of mortgage servicing rights	177,970
Amortization	(53,214)
Market value adjustments	29,236
Sales of mortgage servicing rights	(94,657)
Impairment	(42,587)
Cumulative adjustment due to adoption of SFAS No. 133	(17,277)

June 30, 2001	$743,185

December 31, 2001	$665,005
Addition of mortgage servicing rights	168,963
Amortization	(59,604)
Market value adjustments	(93,508)
Sales of mortgage servicing rights	112
Impairment	(56,323)

June 30, 2002	$624,645

The mortgage servicing rights on June 30, 2002 and 2001, had estimated market values of approximately $646.6 million and $760.3 million, respectively. These balances represent the rights to service approximately $48.7 billion and $45.0 billion of mortgage loans on June 30, 2002 and 2001. On June 30, 2002, a valuation allowance due to impairment of $24.9 million was required. On June 30, 2001, no valuation allowance was required. Estimated MSR amortization expense for the twelve month periods ending June 30, 2003, 2004, 2005, 2006 and 2007, are $91.2 million, $79.1 million, $68.8 million, $59.2 million, and $50.2 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

ITEM 2.
FIRST TENNESSEE NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

GENERAL INFORMATION

First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various regional and national business lines. Effective January 1, 2002, the business segment information has been adapted to better reflect First Tennessee’s strategic alignment and positioning and to conform to similar changes in internal segment reporting. Prior periods have been restated for comparability. The new segments are FTN Banking Groups, First Horizon, FTN Financial, Transaction Processing, Corporate and Strategic Initiative Items. FTN Banking Groups includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans (previously referred to as mortgage banking), First Horizon Equity Lending and First Horizon Money Centers (both of which were previously included in the Retail/Commercial Bank). These business lines were combined to create a common focus and a stronger presence in the national market. FTN Financial added Strategic Alliances and Correspondent Services to the existing business mix that included Capital Markets, Equity Research and Investment Banking. Strategic Alliances is a customer relationship service group recently formed to enhance our portfolio of innovative investment services. Correspondent Services was a part of the Retail/Commercial Bank previously. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes certain corporate expenses, SFAS No. 133 gains/(losses) (see Other — Accounting for Derivative Instruments and Hedging Activities), interest expense on trust preferred and REIT preferred stock, and other items not allocated or not specifically assigned to business segments. The Strategic Initiative Items segment isolates items occurring in 2001 that were related to a strategic initiative to enhance growth and business mix, as announced by First Tennessee in 2000 (see Business Line Review for additional detail).

Based on management’s best estimates, certain revenue and expenses are allocated and equity is assigned to the various segments to reflect the inherent risk in each business line. These allocations are periodically reviewed and may be revised from time to time to more accurately reflect current business conditions and risks; the previous history has been adjusted to ensure comparability.

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three-month and sixth-month periods ended June 30, 2002, compared to the three-month and sixth-month periods ended June 30, 2001. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee’s unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2001 financial statements, notes, and management’s discussion and analysis is provided in the 2001 Annual Financial Disclosures included as an appendix to the 2002 Proxy Statement.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis may contain forward-looking statements with respect to First Tennessee’s beliefs, plans, goals, expectations, and estimates. These statements are contained in certain sections that follow such as Noninterest Income, Net Interest Income, and Other. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “should”, “is likely”, “will”, “going forward”, and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (such as acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation; competition within and outside the financial services industry; possible terrorist activity; technology; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating and servicing loans, including prepayment risks and fluctuation of collateral values and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission, the Financial Accounting Standards Board, the Office of the Comptroller of the Currency (OCC) and the Board of Governors of the Federal Reserve System, unanticipated regulatory and judicial proceedings, and changes in laws and regulations applicable to First Tennessee and First Tennessee’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

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

Subject to the use of estimates, assumptions and judgments is management’s evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: historical loss experience derived from analytical models, specific analysis of commercial credits over $1 million, current trends and economic conditions, and reasonably foreseeable events. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. First Tennessee believes the allowance for loan losses is adequate and properly recorded in the financial statements. See Provision for Loan Losses/Asset Quality. The fair value of First Tennessee’s investment in mortgage servicing rights (MSR) is important to the presentation of the consolidated financial statements in that MSR are subject to a fair value based impairment standard and are actively hedged in fair value hedging relationships. MSR do not trade in an active open market with readily observable prices. Rather, sales of MSR tend to occur in principal-to-principal transactions, and although precise terms and conditions of sale are typically not readily available, information regarding the value of transactions is generally obtainable. As such, like other participants in the mortgage banking business, First Tennessee relies on an internal discounted cash flow model to estimate the fair value of its MSR. First Tennessee uses assumptions in the model that it believes are appropriate and comparable to those used by other participants in the mortgage banking business and reviews its values and assumptions with outside advisors on a quarterly basis. While First Tennessee believes that the values produced by its internal model are indicative of the fair value of its MSR portfolio, these values can change significantly depending upon the then current interest rate environment and other economic conditions, and the proceeds that might be received should First Tennessee actually consider a sale of the MSR portfolio could differ from the amounts reported at any point in time. First Tennessee believes MSR are properly recorded in the financial statements.

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

First Tennessee’s activities as a servicer of mortgage loans subjects it to the risk of loss from foreclosure and other servicing-related activities. The estimation of an adequate foreclosure loss reserve involves the same judgments regarding the predictive power of past foreclosure results and the impact of current trends and operating conditions. While First Tennessee believes that the current analytical model and related assumptions used to determine the foreclosure loss reserve are proper and in line with industry practice and reflective of current trends and conditions, actual foreclosure losses could differ from the estimated amount as properties and collateral are actually disposed. First Tennessee believes the foreclosure loss reserve is adequate and properly recorded in the financial statements.

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

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, which became effective on January 1, 2002, goodwill is no longer amortized, but is subject to an impairment test. First Tennessee has not recognized any impairment of the goodwill currently on its books during 2002; however, subsequent developments or information could result in impairment.

FINANCIAL SUMMARY (Comparison of second quarter 2002 to second quarter 2001)

Earnings for second quarter 2002 were $90.4 million, an increase of 5 percent from last year’s second quarter earnings of $85.8 million. Diluted earnings per common share were $.69 in 2002 compared to $.65 in 2001. Earnings for second quarter 2001 before the effect of debt restructurings were $89.0 million, or $.68 diluted earnings per common share. Return on average shareholders’ equity was 23.7 percent and return on average assets was 1.87 percent for second quarter 2002. Return on average shareholders’ equity was 25.1 percent and return on average assets was 1.79 percent for the same period in 2001. Before the effect of debt restructurings, return on average shareholders’ equity was 26.0 percent and return on average assets was 1.86 percent for second quarter 2001.

On June 30, 2002, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($4.8 billion) and total assets ($19.8 billion). On June 30, 2001, market capitalization was $4.4 billion and total assets were $18.8 billion.

Total revenue grew 2 percent from second quarter 2001, with a 1 percent increase in fee income (noninterest income excluding securities gains and losses) and a 6 percent increase in net interest income.

NONINTEREST INCOME

Fee income provides the majority of First Tennessee’s revenue and contributed 66 percent to total revenue in second quarter 2002 compared to 67 percent for the same period in 2001. Second quarter 2002 fee income increased 1 percent to $338.9 million from $337.0 million in 2001. The December 31, 2001, acquisition of Synaxis Group, Inc. (Synaxis), a commercial insurance broker, impacted the results of second quarter 2002, adding $9.7 million to noninterest income. Divestiture gains of $70.1 million in second quarter 2001 (all of which are included in Strategic Initiative Items — see BUSINESS LINE REVIEW — Strategic Initiative Items below) also impacted the growth rate. Excluding the impact of Synaxis in 2002 and divestiture gains in 2001, total fee income would have increased 23 percent. A more detailed discussion of the major line items follows.

Mortgage Banking

First Horizon Home Loans, a subsidiary of FTBNA and the major component of the First Horizon business segment, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market. Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer. Secondary marketing activities include gains or losses from mortgage pipeline and warehouse hedging activities, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the MSR. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. There were no bulk or flow sales of MSR in second quarter 2002. First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its MSR through changing interest rate environments. MSR hedge gains/(losses) reflect effects of hedging including servicing rights net value changes (see also Other — Accounting for Derivative Instruments and Hedging Activities). Other income includes income from the foreclosure repurchase program and other miscellaneous items. Mortgage trading securities gains/(losses) relate to market value adjustments primarily on interest-only strips and related hedges. Mortgage banking fee income is reported net of amortization impairment and other expenses related to MSR and related hedges.

Mortgage banking fee income increased 21 percent to $129.9 million from $107.8 million for second quarter 2001 as shown in Table 1.

Table 1 — Mortgage Banking

	Second Quarter			Six Months
			Percent (%)			Percent (%)
(Dollars and volume in millions)	2002	2001	Change	2002	2001	Change

Noninterest income:
Loan origination fees	$42.9	$53.2	19.4 -	$91.4	$87.2	4.8 +
Secondary marketing activities	74.6	66.8	11.8 +	151.6	122.4	23.9 +
Mortgage servicing fees	43.4	38.2	13.7 +	84.8	79.1	7.3 +
MSR net hedge results*	28.0	5.7	392.8 +	43.8	10.9	303.3 +
Other income	6.9	5.4	27.1 +	14.0	9.4	48.9 +
Mortgage trading securities net losses	(4.1)	(5.8)	30.6 -	(7.6)	(9.6)	20.8 -
Amortization of MSR	(29.9)	(26.8)	11.8 +	(59.6)	(53.2)	12.0 +
MSR impairment loss	(24.9)	(25.5)	2.6 -	(56.3)	(42.6)	32.3 +
Time decay of MSR hedges	(7.0)	(3.4)	109.9 +	(10.9)	(7.6)	43.5 +

Total mortgage noninterest income	$129.9	$107.8	20.6 +	$251.2	$196.0	28.2 +

Refinance originations	$2,912.6	$3,812.9	23.6 -	$6,491.8	$6,823.7	4.9 -
New loan originations	3,025.4	2,884.9	4.9 +	5,111.5	5,100.8	.2 +

Mortgage loan originations	$5,938.0	$6,697.8	11.3 -	$11,603.3	$11,924.5	2.7 -

Servicing portfolio	$48,678.7	$44,967.1	8.3 +	$48,678.7	$44,967.1	8.3 +

*	MSR net hedge results represent the net gain or loss resulting from the change in value of the hedged MSR and the offsetting change in value of servicing hedges.
Certain previously reported amounts have been reclassified to agree with current presentation.

Origination activity decreased 11 percent to $5.9 billion and loan sales into the secondary market decreased 13 percent to $5.2 billion in second quarter 2002 compared to last year as refinance mortgage activity fell. This drop in refinance activity occurred despite the fact that mortgage rates were generally lower than a year ago, primarily reflecting the impact of the extended period of refinance opportunity that has existed in the market place since early last year. Due to the decrease in origination volume and loans sold into the secondary market and lower servicing values created during the period, fees from the mortgage origination process (loan origination fees, profits from the sale of loans, flow sales of MSR, and other secondary marketing activities) decreased 2 percent to $117.5 million from $120.0 million in second quarter 2001. This decrease was net of increased pipeline hedging gains. Both the reduced servicing values and increased pipeline hedging gains can be attributed to the general decline in mortgage rates experienced throughout the quarter.

MSR amortization was $29.9 million for second quarter 2002 compared with $26.8 million in 2001, and for second quarter 2002 there was a MSR impairment loss of $24.9 million compared to a $25.5 million loss in second quarter 2001. Net MSR hedging gains (MSR net hedge results less time decay of MSR hedges) were $21.0 million (increase in the value of hedges offset by decrease in value of hedged MSR) in second quarter 2002 compared to $2.3 million net gains (increase in the value of hedged MSR offset by decrease in value of hedges) in 2001.

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $48.7 billion on June 30, 2002, compared to $45.0 billion on June 30, 2001. Mortgage servicing fee income increased 14 percent to $43.4 million in 2002 primarily due to the 8 percent increase in the mortgage-servicing portfolio. Servicing fees also benefited from an increase in the mix of higher fee products and a reduction in a negative impact from prepayments.

Going forward, if mortgage interest rates rise from current levels, the origination volume from refinanced mortgages, and therefore revenue from origination fees, profits from the sale of loans and MSR and gains from pipeline and warehouse hedging and other loan sale activities, is expected to decline along with the current expense levels associated with amortization and write-off of existing MSR.

Home purchase-related mortgage originations should reflect the recent expansion of our sales force, as well as the relative strength or weakness of the economy. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Capital Markets

Capital markets fee income, the major component of revenue in the FTN Financial segment, is primarily generated from the purchase and sale of securities as both principal and agent and from investment banking, portfolio advisory and equity research services. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is effectively hedged to protect against movements in interest rates. For second quarter 2002, capital markets fee income increased 49 percent to $98.2 million from $65.7 million in 2001. This increase reflects continued growth and penetration into the targeted institutional customer base and non-traditional product initiatives. Total securities bought and sold increased 9 percent to $400.3 billion from $367.0 billion in 2001. Total underwritings during second quarter 2002 were $12.3 billion compared to $14.5 billion for the same period in 2001.

Going forward, revenues will be dependent on the expansion of the customer base, the volume of investment banking transactions and the introduction of new products, as well as the strength of loan growth in the U.S. economy and the steepness of the yield curve. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Other Fee Income

Fee income from deposit transactions and cash management for second quarter 2002 increased 15 percent to $36.4 million from $31.6 million in 2001 primarily due to growth in deposit service charges and cash management fees. Trust services and investment management fees decreased 8 percent to $13.3 million from $14.4 million in 2001 primarily due to declining asset management fees related to a contraction in market valuations and a decision in 2001 to de-emphasize less profitable product lines. Assets under management fell 16 percent to $7.7 billion on June 30, 2002 from $9.2 billion on June 30, 2001. Merchant processing fee income increased 11 percent to $12.6 million in second quarter 2002 from $11.3 million, due to a portfolio acquisition in second quarter 2002. All other income and commissions increased 34 percent to $48.5 million for second quarter 2002 from $36.1 million in 2001 primarily due to the acquisition of Synaxis. For second quarter 2001, gains from divestitures (all included in Strategic Initiative Items) were $70.1 million due to gains from the sale of a portfolio of student loans ($12 million), the sale of Peoples and Union Bank ($13 million) and the sale of First Tennessee’s partnership interest in Check Solutions Company ($45 million). There were no divestiture gains in second quarter 2002.

Going forward, when the equity market begins to recover, fee income, such as asset management and trust fees, should rebound.

NET INTEREST INCOME

Net interest income increased 6 percent to $177.5 million from $167.5 million in second quarter 2001, primarily due to an improving net interest margin (margin), which has benefited from lower funding costs and a steepening yield curve. Earning assets increased 1 percent to $16.3 billion from $16.2 billion in second quarter 2001. The consolidated margin increased to 4.36 percent for second quarter 2002 compared to 4.15 percent for the same period in 2001. As shown in Table 2, the activity levels and related funding for First Tennessee’s mortgage production and servicing and capital markets activities affect the margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which effectively eliminates net interest income on these positions. As a result, First Tennessee’s consolidated margin cannot be readily compared to that of other bank holding companies.

Table 2 — Net Interest Margin

	Second Quarter

	2002	2001

Traditional banking activities — NIM	4.84%	4.74%
Mortgage production and servicing activities	(.19)	(.42)
Capital markets activities	(.29)	(.17)

FTNC — NIM	4.36%	4.15%

Consolidated yields and rates:
Investment securities	6.01%	6.61%
Loans, net of unearned	6.22	8.06
Other earning assets	5.37	6.64

Yields on earning assets	6.01	7.51

Interest bearing core deposits	1.98	3.71
CD’s over $100,000	2.18	4.62
Fed funds purchased and repos	1.52	4.06
Commercial paper and other short-term borrowings	4.25	6.29
Long-term debt	4.37	6.15

Rates paid on interest-bearing liabilities	2.15	4.19

Net interest spread	3.86	3.32
Effect of interest-free sources	.39	.72
Loan fees	.11	.12
FRB interest and penalties	—	(.01)

FTNC — NIM	4.36%	4.15%

Going forward, if as expected over the near term, short-term rates remain at current low levels and the slope of the yield curve does not flatten, the net interest margin is likely to remain stable. Over the long term the margin should decrease if the yield curve flattens. The consolidated margin will continue to be influenced by the activity levels of mortgage production and servicing and capital markets. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

NONINTEREST EXPENSE

Total noninterest expense for second quarter 2002 increased 3 percent to $354.8 million from $345.5 million in 2001. The acquisition of Synaxis impacted the results of second quarter 2002, adding $8.3 million to noninterest expense. Excluding the impact of Synaxis in 2002 and Strategic Initiative Items in 2001, total noninterest expense would have increased 10 percent. Expenses in First Horizon and FTN Financial fluctuate based on the type and level of activity. Excluding First Horizon and FTN Financial in both periods, Synaxis in 2002 and Strategic Initiative Items in 2001, total operating expense increased 1 percent. Going forward, FTN Financial and First Horizon will continue to influence the level of noninterest expense.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 17 percent from second quarter 2001, primarily due to higher activity levels in FTN Financial, investments in production expansion in First Horizon, including a 27 percent increase in the retail sales force this year, and the Synaxis acquisition. Excluding the two business lines in both periods, Synaxis in 2002 and Strategic Initiative Items in 2001, total personnel expense increased 4 percent.

Equipment rentals, depreciation and maintenance expense decreased 27 percent in 2002 to $16.6 million from $22.7 million in 2001 primarily due to asset write-offs in 2001 (included in Strategic Initiative Items) associated with efficiency initiatives. Operations services decreased 11 percent to $14.9 million from $16.7 million in 2001 primarily due to a divestiture and closure of several offices. Communications and courier expense increased 4 percent to $12.2 million in 2002 from $11.8 million in 2001 primarily due to the increased activity levels of FTN Financial. Amortization of intangible assets decreased 53 percent to $1.4 million from $2.9 million in 2001 due to the implementation of new accounting standards (see Note 1 for additional detail). All other expense decreased 17 percent to $68.7 million in 2002 from $82.6 million due primarily to major marketing campaigns to attract new retail customers, litigation losses and consulting fees in 2001 (all included in Strategic Initiative Items) associated with efficiency initiatives. Additional information related to expenses by business line is provided in Table 3 (see also Business Line Review for additional information).

Table 3 — Noninterest Expense Composition

	Second Quarter			Six Months
			Growth			Growth
(Dollars in millions)	2002	2001	Rate (%)	2002	2001	Rate (%)

FTN Banking Groups	$114.3	$105.1	8.8	$226.0	$213.1	6.1
First Horizon	132.5	129.0	2.6	262.1	234.6	11.7
FTN Financial	73.5	47.5	54.7	145.3	102.2	42.2
Transaction Processing	25.1	24.8	1.2	47.4	47.5	(.2)
Corporate	9.4	9.3	2.1	26.9	17.2	56.7
Strategic Initiative Items	—	29.8	(100.0)	—	41.4	(100.0)

Total noninterest expense	$354.8	$345.5	2.7	$707.7	$656.0	7.9

DEBT RESTRUCTURINGS

In second quarter 2001 there was a $5.1 million pre-tax ($3.2 million after-tax) loss related to debt restructurings. For financial statement presentation purposes this loss is treated as an extraordinary item and therefore, net income and earnings per share are indicated before and after the after-tax loss (see also Note 3 — Earnings Per Share).

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of the risk of loss inherent in the loan portfolio. An analytical model based on historical loss experience, specific analysis of commercial credits over $1 million, current trends and economic conditions, and reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The provision for loan losses increased 33 percent in 2002 to $23.1 million from $17.4 million in 2001 primarily due to higher loss experience, including the continued impact on our customer base of the changes in economic conditions. Additional asset quality information is provided in Table 4 — Asset Quality Information and Table 5 — Net Charge-off Ratios.

Table 4 — Asset Quality Information

	June 30

(Dollars in thousands)	2002	2001

Lending activities*:
Nonperforming loans	$40,300	$56,711
Foreclosed real estate	7,493	5,029
Other assets	99	155

Total lending activities	47,892	61,895

Mortgage production activities*:
Nonperforming loans	19,152	22,223
Foreclosed real estate	14,006	10,496

Total mortgage production activities	33,158	32,719

Total nonperforming assets	$81,050	$94,614

Loans and leases 30 to 89 days past due	$114,210	$83,085
Loans and leases 90 days past due	$34,710	$33,814
Potential problem assets**	$125,606	$111,302

	Second Quarter

	2002	2001

Allowance for loan losses:
Beginning balance on March 31	$153,167	$146,949
Provision for loan losses	23,108	17,436
Divestiture	—	(1,337)
Charge-offs	(27,842)	(16,974)
Loan recoveries	3,371	2,584

Ending balance on June 30	$151,804	$148,658

	June 30

	2002	2001

Allowance to total loans	1.44%	1.49%
Allowance to nonperforming loans	255	188
Nonperforming assets to total loans, foreclosed real estate and other assets (Lending Activities only)	.45	.62
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Production Activities only)	.07	.07

*	Lending activities include all activities associated with the loan portfolio. Mortgage production includes activities associated with the mortgage warehouse.
**	Includes loans and leases 90 days past due.

Net charge-offs increased to $24.5 million or .94 percent of total loans for second quarter 2002 compared to $14.4 million or .58 percent of total loans for second quarter 2001. Of this increase, $5.7 million related to two large commercial credits, which were in nonperforming assets prior to December 31, 2001. The remainder of the increase is primarily due to the higher loss experience, including the impact on our customer base of the changes in economic conditions in 2001, in the retail loan portfolio. The ratio of allowance for loan losses to total loans, net of unearned income (coverage ratio), was 1.44 percent on June 30, 2002, compared to 1.49 percent on June 30, 2001.

As nonperforming loans fell to $59.5 million on June 30, 2002, the ratio of nonperforming loans to total loans decreased to .56 percent. This compares to nonperforming loans of $78.9 million on June 30, 2001 and a nonperforming loans ratio of .79 percent. Nonperforming assets totaled $81.1 million on June 30, 2002, compared with $94.6 million on June 30, 2001. On June 30, 2002, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

Going forward, as the Tennessee economy strengthens, the provision for loan losses should decrease as should the coverage ratio, since there will be charge-offs of commercial loans for which there was specifically allocated loan loss allowance on June 30, 2002. In addition, asset quality ratios could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/reward profiles. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Table 5 — Net Charge-off Ratios

	Second Quarter

	2002	2001

Commercial	.68%	.32%
Consumer real estate	.81	.39
Other consumer	2.94	2.66
Credit card receivables	5.12	4.40
Total net charge-offs	.94	.58

Loans are averages expressed net of unearned income.

BUSINESS LINE REVIEW

There were several revenue and expense items in 2001 that make it difficult to compare this year’s results with last year. The items were related to an initiative announced in 2000 to enhance growth and business mix (Strategic Initiative Items). The initiative, completed in fourth quarter 2001, resulted in net pre-tax revenue in excess of expenses of $33.7 million for the year 2001 with $37.0 million of revenue in excess of expense occurring in second quarter 2001. In the following discussion of business segment performance in this and other quarters of 2002, these 2001 Strategic Initiative Items are excluded, but are disclosed separately as a segment.

FTN Banking Groups

Pre-tax income for FTN Banking Groups increased 4 percent to $63.4 million for second quarter 2002, compared to $61.0 million for second quarter 2001. Total revenues for the segment were $191.5 million, an increase of 10 percent from $173.6 million in second quarter 2001. Total noninterest expense increased 9 percent in second quarter 2002 to $114.3 million from $105.1 million last year. The acquisition of Synaxis impacted the results of this quarter, adding $8.7 million to total revenue and $8.3 million to noninterest expense. The following discussion of the FTN Banking Groups’ performance is adjusted for this acquisition.

Total revenues increased 5 percent to $182.8 million for second quarter 2002. Net interest income increased 5 percent to $117.0 million in 2002 due primarily to an improving net interest margin, which has benefited from lower funding costs and a steepening yield curve. Fee income (noninterest income excluding securities gains and losses) increased 9 percent to $68.1 million in 2002. This increase was generated by growth in deposit service charges and cash management fees. In second quarter 2002 there were $2.3 million of net securities losses primarily related to equity investments at First Tennessee’s venture capital subsidiaries.

The provision for loan losses increased to $13.8 million in second quarter 2002 from $7.5 million last year primarily due to higher loss experience, including the continued impact on our customer base of the changes in economic conditions. However, compared to the three-month period ending March 31, 2002, the provision decreased from $15.1 million. (Further discussion of asset quality trends is included in the Asset Quality section above.) Going forward as the Tennessee economy strengthens, the provision for loan losses should decrease.

Total noninterest expense was $106.0 million in second quarter 2002 compared to $105.1 million in 2001. The efficiency ratio improved to 57.3 percent for second quarter 2002 from 60.5 percent for second quarter 2001.

Going forward, if as expected over the near term short-term rates remain at current low levels and the slope of the yield curve does not flatten, the net interest margin is likely to remain stable. Over the long term the margin should decrease if the yield curve flattens. When the equity market begins to recover, fee income, such as asset management and trust fees, should rebound.

First Horizon

Pre-tax income for First Horizon increased 113 percent to $44.3 million for second quarter 2002, compared to $20.8 million for second quarter 2001.

Total revenues were $186.0 million, an increase of 17 percent from $159.3 million in 2001. Net interest income increased 7 percent to $48.2 million in 2002, reflecting the benefits of lower funding costs. This benefit was partially offset by a decline in average mortgage loans held for sale. Net interest spread on mortgage loans held for sale, which was positively impacted by the lower funding costs, increased to 4.14 percent in 2002 from 2.64 percent in 2001. Total fee income increased 20 percent to $137.8 million in 2002. Fee income consists primarily of mortgage banking-related fees from the origination process, fees from mortgage servicing and mortgage servicing rights (MSR) net hedge gains or losses. Total fee income is net of amortization, impairment and other expenses related to MSR and related hedges.

Total mortgage origination volume decreased 11 percent to $5.9 billion and loan sales into the secondary market decreased 13 percent to $5.2 billion in second quarter 2002 compared to last year as refinance mortgage activity fell. This drop in refinance activity occurred despite the fact that mortgage rates were generally lower than a year ago, primarily reflecting the impact of the extended period of refinance opportunity that has existed in the marketplace since early last year. Due to the decrease in origination volume and loans sold into the secondary market and lower servicing values created during the period, fees from the mortgage origination process decreased 2 percent to $117.5 million in 2002. This decrease was net of increased pipeline hedging gains. Both the reduced servicing values and increased pipeline hedging gains can be attributed to the general decline in mortgage rates experienced throughout the quarter.

Fees associated with mortgage servicing increased 14 percent to $43.4 million in 2002 primarily due to an increase of 8 percent in the mortgage-servicing portfolio. Servicing fees also benefited from an increase in the mix of higher fee products and a reduction in a negative impact from prepayments. On June 30, 2002, the mortgage-servicing portfolio totaled $48.7 billion, compared to $45.0 billion on June 30, 2001.

MSR amortization was $29.9 million for second quarter 2002 compared with $26.8 million in 2001, and for second quarter 2002 there was a MSR impairment loss of $24.9 million compared to a $25.5 million loss in second quarter 2001. Net MSR hedging gains (including the effect of time decay) were $23.7 million (increase in the value of hedges offset by decrease in value of hedged MSR) in second quarter 2002 compared to $2.2 million net gains (increase in the value of hedged MSR offset by decrease in value of hedges) in 2001.

Other consumer lending activities within First Horizon are comprised of lending activities related to national consumer finance and national cross-sell strategies. These lending activities had average outstandings of $1.9 billion for second quarter 2002, which represents an 11 percent increase from 2001. Second quarter 2002 originations were $.3 billion.

The provision for loan losses decreased to $9.2 million in second quarter 2002 compared to $9.5 million in 2001.

Total noninterest expense increased 3 percent to $132.5 million in second quarter 2002 primarily due to a 6 percent increase in personnel expense, the largest component of noninterest expense. The growth in personnel expense was due to investments in production expansion, including a 27 percent increase in the retail sales force this year. The efficiency ratio improved to 71.2 percent for second quarter 2002 from 81.0 percent for second quarter 2001. First Horizon has been approached concerning the acquisition of all or part of the assets of First Horizon Money Centers. The company is assessing its strategy, including a future possible sale, in connection with this operation, which historically has had a nominal effect on earnings.

Going forward, if mortgage interest rates rise from current levels, the origination volume from refinanced mortgages, and therefore revenue from origination fees, profits from the sale of loans and MSR and gains from pipeline and warehouse hedging and other loan sale activities, is expected to decline along with the current expense levels associated with amortization and write-off of existing MSR. Home purchase-related mortgage originations should reflect the recent expansion of our sales force, as well as the relative strength or weakness of the economy. If as expected over the near term short-term rates remain at current low levels and the slope of the yield curve does not flatten, the net interest margin on mortgage loans held for sale is likely to remain stable. Over the long term the margin should begin to decrease if the yield curve flattens. The continuing success of our national cross-sell strategies will increase revenues from products other than traditional mortgage origination and servicing.

FTN Financial

Pre-tax income for FTN Financial increased 33 percent to $34.5 million for second quarter 2002, compared to $26.0 million for second quarter 2001.

Total revenues were $108.1 million, an increase of 46 percent from $73.9 million in 2001. Fee income increased 51 percent to $100.2 million in 2002. This increased revenue reflects continued growth and penetration into our targeted institutional customer base and non-traditional product initiatives.

The provision for loan losses was $.1 million in second quarter 2002 compared to $.4 million in second quarter 2001.

Total noninterest expense increased 55 percent to $73.5 million in second quarter 2002 primarily due to an increase in personnel expense, the largest component of noninterest expense, resulting from commissions and incentives associated with the higher fee income this year. The efficiency ratio increased to 67.9 percent for second quarter 2002 compared to 64.3 percent for second quarter 2001.

Going forward, revenues will be dependent on the expansion of the customer base, the volume of investment banking transactions and the introduction of new products, as well as the strength of loan growth in the U.S. economy and the steepness of the yield curve.

Transaction Processing

Pre-tax income for Transaction Processing increased 159 percent to $5.7 million for second quarter 2002, compared to $2.2 million for second quarter 2001. This increase was primarily due to growth in net interest income due to the current interest rate environment and efficiency improvements in express processing operations. The efficiency ratio improved to 81.6 percent for second quarter 2002 from 91.9 percent for second quarter 2001.

Corporate

Corporate had a second quarter pre-tax loss of $11.7 million in 2002, compared to a loss of $8.8 million in 2001. This increase in pre-tax loss was primarily due to a SFAS No. 133 loss of $2.7 million in second quarter 2002 compared to a gain of $.1 million for the same period in 2001.

Strategic Initiative Items

First Tennessee’s third quarter 2000 earnings press release dated October 18, 2000, announced an ongoing initiative to enhance growth and business mix, in which several slower growth businesses were being considered for divestiture. Several strategic divestitures occurred in 2000 and 2001 – the corporate and municipal trust business and the MONEY BELT ATM network in fourth quarter 2000; the single relationship credit card portfolio in fourth quarter 2000 and first quarter 2001; and the student loan portfolio, Peoples and Union Bank, and a partnership interest in Check Solutions Company in second quarter 2001. In connection with this announced initiative, First Tennessee also announced plans to incur costs and expenses associated with various revenue and expense enhancement programs. First Tennessee has disclosed these revenue and expense items (“Strategic Initiative Items”) separately in order to enhance the comparability of period-to-period results. The individual items occurring in second quarter 2001 are as follows:

Divestiture gains (see Other Fee Income above)	$70.1 million
Net securities losses related to venture capital subsidiaries	(3.3 million)
Early retirement, severance and commissions related to marketing campaign initiatives	(4.2 million)
Asset write-offs, lease abandonment and branch closures	(6.4 million)
Marketing campaign to attract new retail customers, litigation losses and consulting fees	(19.2 million)

Total net Strategic Initiative Items (revenue in excess of expenses)	$37.0 million

BALANCE SHEET REVIEW

Earning assets

Earning assets primarily consist of loans, loans held for sale and investment securities. For second quarter 2002, earning assets averaged $16.3 billion compared with $16.2 billion for second quarter 2001. On June 30, 2002, First Tennessee reported total assets of $19.8 billion compared with $18.8 billion on June 30, 2001. Average total assets increased 1 percent to $19.4 billion from $19.2 billion in second quarter 2001.

Loans

Average total loans increased 4 percent for second quarter 2002 to $10.4 billion due to an increase of 10 percent in retail loans while commercial loans remained flat. Additional loan information is provided in Table 6.

Table 6 — Average Loans

	Second Quarter

		Percent	Growth		Percent
(Dollars in millions)	2002	of Total	Rate	2001	of Total

Commercial:
Commercial, financial and industrial	$3,926.2	37%	(4.0)%	$4,090.4	41%
Real estate commercial	1,021.5	10	6.9	955.8	9
Real estate construction	508.8	5	20.1	423.6	4
Retail:
Real estate residential	4,056.9	39	13.6	3,572.1	36
Real estate construction	234.1	2	28.8	181.8	2
Other consumer	425.4	4	(13.9)	493.9	5
Credit card receivables	264.7	3	(4.0)	275.8	3

Total loans, net of unearned	$10,437.6	100%	4.4%	$9,993.4	100%

During years prior to 2002 certain retail loans have been securitized. The majority of these securities are owned by subsidiaries of First Tennessee, including FTBNA, and are classified as investment securities.

Loans Held for Sale / Investment Securities

Loans held for sale, consisting primarily of mortgage loans, decreased 22 percent in 2002 to $2.0 billion from $2.6 billion due to the lower level of originations in second quarter 2002. Average investment securities decreased 6 percent in second quarter 2002 to $2.4 billion from $2.6 billion.

Deposits / Other Sources of Funds

Core deposits, which averaged $9.3 billion in second quarter 2002, remained flat compared to 2001, while interest-bearing core deposits decreased 2 percent to $5.8 billion from $6.0 billion. Noninterest-bearing deposits increased 4 percent in second quarter 2002 to $3.5 billion from $3.4 billion due to 8 percent growth in demand deposit accounts. Short-term purchased funds decreased 1 percent to $6.8 billion from $6.9 billion in second quarter 2001. Short-term purchased funds accounted for 41 percent of First Tennessee’s funding (core deposits, purchased funds and term borrowings) for both second quarter 2002 and 2001. Term borrowings increased 29 percent to $.6 billion compared to $.5 billion for second quarter 2001.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers. The Asset/Liability Committee, a committee consisting of senior management that meets regularly, is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are First Tennessee’s primary source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For second quarter 2002, the average total loan to core deposit ratio was 112 percent compared with 107 percent in second quarter 2001. FTBNA has a bank note program available for additional liquidity, under which the bank may borrow funds from time to time, at maturities of 30 days to 30 years. On June 30, 2002, approximately $2.6 billion was available under current conditions through the bank note program as a long-term (greater than one year) funding source. First Tennessee also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings and debt offerings in its management of liquidity.

First Tennessee has a loan funding arrangement with a commercial paper conduit facility. Loans made under this facility would qualify for First Tennessee’s highest grades of low risk commercial loans if First Tennessee had made these loans. First Tennessee provides a liquidity facility and a credit enhancement to the conduit that totaled $239.7 million on June 30, 2002. The loans in the conduit are not reflected on First Tennessee’s Statement of Condition. Given the relatively small volume of loans currently referred to the conduit, this facility does not represent a critical element of First Tennessee’s liquidity.

First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, First Tennessee Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. In many cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans. After sale, these loans are not reflected on the Consolidated Statement of Condition. Each of these government-sponsored entities has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. During second quarter 2002, approximately $4.2 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these government-sponsored entities. First Tennessee’s use of these government-sponsored entities as an efficient outlet for our mortgage loan production is an essential source of liquidity for First Tennessee and other participants in the housing industry.

Certain of First Horizon Home Loans’ originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $301 thousand (jumbo loans). First Horizon Home Loans pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Statement of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon Home Loans and other participants in the housing industry to monetize these assets. In most cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans and, on occasion, has retained senior principal-only certificates or interest-only strips that are classified on the Consolidated Statement of Condition as trading securities. On June 30, 2002, the outstanding principal amount of loans in these off-balance sheet business trusts was $3.8 billion. Given the significance of First Horizon Home Loans’ origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to First Tennessee.

Other securitization activity includes an automobile loan securitization in 2000. There was $40.1 million in unpaid principal balance of loans in the securitization trust on June 30, 2002. This securitization is not an essential element of First Tennessee’s liquidity.

In addition to these transactions, liquidity has been obtained in prior years through issuance of guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures through a Delaware business trust wholly owned by First Tennessee ($100.0 million on June 30, 2002) and through preferred stock issued by an indirect wholly owned subsidiary of First Tennessee ($44.2 million on June 30, 2002).

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

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debtholders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), First Tennessee, as of June 30, 2002, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $225 million. In addition, First Tennessee also has an effective capital securities shelf registration statement on file with the SEC under which up to $200 million of capital securities is available for issuance.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders’ equity was $1.6 billion on June 30, 2002, an increase of 13 percent from $1.4 billion on June 30, 2001. The increase in capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $155.4 million, or 4.4 million shares since June 30, 2001. First Tennessee’s board has previously approved the purchase of shares authorized for issuance under its stock option plans. On October 16, 2001, the board of directors extended from June 30, 2002, until December 31, 2004, the non-stock option plan-related repurchases of up to 9.5 million shares, previously approved in October 2000. Through June 30, 2002, 2.5 million shares have been repurchased pursuant to this authority. Pursuant to board authority, First Tennessee plans to continue to repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management.

Average shareholders’ equity increased 11 percent since second quarter 2001 to $1.5 billion from $1.4 billion, reflecting internal capital generation. The average shareholders’ equity to average assets ratio was 7.87 percent for second quarter 2002 compared to 7.16 percent for second quarter 2001. Unrealized market valuations had no material effect on the ratios during second quarter 2002.

On June 30, 2002, the corporation’s Tier 1 capital ratio was 8.96 percent, the total capital ratio was 11.96 percent and the leverage ratio was 7.35 percent. On June 30, 2002, First Tennessee’s bank affiliates had sufficient capital to qualify as well-capitalized institutions. As discussed in Deposits, Other Sources of Funds and Liquidity Management above, First Horizon Home Loans uses single-purpose business trusts to securitize and sell jumbo loans, which, therefore, are not reflected on First Tennessee’s Statement of Condition. Even if these loans had not been securitized and sold, and were included on the Statement of Condition, First Tennessee and all of its banking affiliates would have been well capitalized.

FINANCIAL SUMMARY (Comparison of first six months of 2002 to first six months of 2001)

Earnings for 2002 were $177.5 million and diluted earnings per common share were $1.36. Earnings for 2001 were $140.0 million and diluted earning per common share were $1.06. Earnings for 2001 before debt restructurings and the cumulative effect of changes in accounting principles related to derivatives (SFAS No. 133 and EITF 99-00) were $151.4 million. Diluted earnings per common share before debt restructurings and the cumulative effect of changes in accounting principles were $1.14 in 2001. For the first six months of 2002, return on average shareholders’ equity was 23.7 percent and return on average assets was 1.82 percent, while in 2001 these ratios were 20.5 percent and 1.48 percent, respectively.

Total revenue increased 10 percent, with a 9 percent increase in fee income and a 13 percent increase in net interest income. Fee income contributed 65 percent to total revenue in 2002 compared with 66 percent in 2001.

INCOME STATEMENT REVIEW

Noninterest income, excluding securities gains and losses, increased 9 percent for the first six months of 2002 to $663.8 million from $610.1 million for the same period last year. The acquisition of Synaxis impacted the results of 2002, adding $19.7 million to noninterest income. Divestiture gains of $81.5 million, included in Strategic Initiative Items, also impacted the growth rate. Excluding the impact of Synaxis in 2002 and divestiture gains in 2001, total noninterest income would have increased 22 percent. Mortgage banking fee income increased 28 percent to $251.2 million from $196.0 million. During this period, fees from the mortgage origination process increased $33.4 million primarily due to the increased volume of loans sold into the secondary market combined with increased pipeline hedging gains. MSR net hedge results (net of time decay) increased $29.6 million compared to the first six months of 2001. Amortization of capitalized mortgage servicing rights increased 12 percent to $59.6 million from $53.2 million in 2001 and MSR impairment loss in 2002 was $56.3 million compared to $42.6 million in 2001. See Table 1 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 37 percent to $197.6 million from $144.5 million for 2001. For the first six months of 2002, fee income in deposit transactions and cash management grew 16 percent to $68.8 million from $59.4 million. Trust services and investment management fees decreased 7 percent to $27.4 million from $29.6 million and merchant processing fees decreased 1 percent to $22.8 million from $22.9 million due to the negative effects of a slowdown in the hospitality industry and competitive pricing pressure within the industry (these negative effects were largely offset by the portfolio acquisition in second quarter 2002). All other income and commissions increased 26 percent to $96.0 million from $76.2 million primarily due to the acquisition of Synaxis. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 13 percent to $362.3 million from $319.3 million for the first six months of 2001 while earning assets increased 2 percent to $16.4 billion from $16.0 billion in 2001. Year-to-date consolidated margin increased to 4.43 percent in 2002 from 3.99 percent in 2001. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first six months of 2002 increased 8 percent to $707.7 million from $656.0 million in 2001. The acquisition of Synaxis impacted the results of 2002, adding $16.4 million to noninterest expense. Excluding the impact of Synaxis in 2002 and Strategic Initiative Items in 2001, total noninterest expense would have increased 12 percent. Expenses in First Horizon and FTN Financial fluctuate based on the type and level of activity. Excluding First Horizon and FTN Financial in both periods, Synaxis in 2002 and Strategic Initiative Items in 2001, total operating expense increased 2 percent.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 19 percent from 2001. Equipment rentals, depreciation and maintenance expense decreased 20 percent in 2002 to $32.5 million from $40.5 million in 2001. Communications and courier expense increased 11 percent to $25.5 million in 2002 from $23.1 million in 2001 primarily due to the increased activity levels of FTN Financial. Operations services decreased 7 percent to $29.4 million from $31.5 million in 2001. Amortization of intangible assets decreased 49 percent to $3.0 million from $5.8 million in 2001. All other expense decreased 6 percent to $141.5 million in 2002 from $150.4 million. The provision for loan losses increased 34 percent to $48.8 million from $36.4 million in the first six months of 2001. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed. Additional information related to expenses by business line is provided in Table 3 (see also Business Line Review for additional information).

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

BUSINESS LINE REVIEW

FTN Banking Groups

For the first six months of 2002, pre-tax income increased 9 percent to $128.3 million from $118.1 million. Total revenues for the six-month period were $383.2 million, an increase of 10 percent from $349.9 million in 2001. Total noninterest expense for the six-month period increased 6 percent to $226.0 million from $213.1 million in 2001. The acquisition of Synaxis impacted the results of the six-month period by adding $17.8 million to total revenue and $16.4 million to noninterest expense. Excluding Synaxis, total revenues for the six-month period increased 4 percent and total noninterest expense decreased 2 percent. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

First Horizon

For the first six months of 2002, pre-tax income increased 185 percent to $85.5 million from $30.0 million in 2001. Total revenues for the six-month period were $368.2 million, an increase of 31 percent from $281.6 million in 2001. Total noninterest expense for the six-month period increased 12 percent to $262.1 million from $234.6 million in 2001.

During this period, fees from the mortgage origination process increased $33.4 million primarily due to the increased volume of loans sold into the secondary market combined with increased pipeline hedging gains. MSR net hedge results (net of time decay) increased $39.0 million for the first six months of 2002. Amortization of capitalized mortgage servicing rights was $59.6 million compared to $53.2 million in 2001 and MSR impairment loss in 2002 increased to $56.3 million from $42.6 million in 2001. See Table 1 – Mortgage

Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.

Total noninterest expense increased primarily due to an 18 percent increase in personnel expense primarily due to increased origination volume in first quarter 2002 and investments in production expansion in second quarter 2002.

FTN Financial

For the first six months of 2002, pre-tax income increased 33 percent to $73.4 million from $55.4 million in 2001. Total revenues for the six-month period were $218.0 million, an increase of 38 percent from $158.3 million in 2001. Total noninterest expense for the six-month period increased 42 percent to $145.3 million from $102.2 million in 2001. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Transaction Processing

For the first six months of 2002, pre-tax income increased 98 percent to $11.6 million from $5.9 million in 2001. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Corporate

For the first six months of 2002, Corporate had a pre-tax loss of $31.5 million compared to a pre-tax loss of $12.6 million in 2001. This increase in pre-tax loss was primarily due to (1) a SFAS No. 133 loss of $5.8 million in 2002 compared to a pre-tax gain of $3.6 million in 2001 and (2) $6.6 million in expenses related to a specific litigation matter in first quarter 2002.

Strategic Initiative Items

For the first six months of 2001, Strategic Initiative Items resulted in total revenues of $78.2 million and total noninterest expense of $41.4 million. In addition to the Strategic Initiative Items occurring in second quarter 2001, first quarter 2001 had divestiture gains of $11.4 million and total noninterest expense of $11.6 million.

BALANCE SHEET REVIEW

For the first six months of 2002, total assets averaged $19.7 billion compared with $19.1 billion in 2001. Average loans grew 2 percent to $10.4 billion from $10.2 billion for the first six months of 2001. Average commercial loans remained relatively flat at $5.5 billion. Retail loans increased 3 percent to $4.9 billion in 2002 compared to $4.7 billion in 2001. Average investment securities decreased 9 percent to $2.4 billion from $2.7 billion for 2001. Loans held for sale, consisting primarily of mortgage loans, increased 2 percent for the six-month period to $2.3 billion from $2.2 billion in 2001.

For the first six months of 2002, average core deposits increased 2 percent to $9.3 billion from $9.2 billion. While interest-bearing core deposits decreased 3 percent to $5.9 billion from $6.0 billion, noninterest-bearing deposits increased 10 percent to $3.5 billion from $3.2 billion in 2001. Short-term purchased funds increased 1 percent for the six-month period to $7.1 billion from $7.0 billion.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee’s view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized MSR, which currently have a life of five to seven years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

First Tennessee believes that difficulties in interpreting the effects of SFAS No. 133 are sufficiently great that it may be worthwhile to be able to identify and isolate these effects and to determine what net income would be excluding certain SFAS No. 133 adjustments related to mortgage banking capitalized servicing rights. Therefore, this analysis has been added as a recurring part of management’s discussion of operating results. This item, servicing rights net value changes under SFAS No. 133 (SFAS No. 133 gain or loss), represents the change in the fair value of hedged interest rate risk of capitalized MSR, net of changes in the fair value of derivative financial instruments designated to hedge such risks excluding (1) the impact of cash settlements and interest accruals on derivatives with periodic cash flows (2) changes in fair value due to the passage of time including time decay of options (3) changes in fair value due to time-price convergence of forward instruments, and (4) the impact of the required utilization of a constant hedge allocation ratio. For second quarter 2002, a pre-tax loss of $2.7 million ($1.7 million after tax) was recognized compared to a pre-tax gain of $.1 million ($.1 million after tax) in second quarter 2001. For the six months ended June 30, 2002, a pre-tax loss of $5.8 million ($3.6 million after tax) was recognized compared to a pre-tax gain of $3.6 million ($2.4 million after tax) for the same period in 2001. The impact on earnings from hedging of the MSR portfolio is included on the Statement of Income in mortgage banking noninterest income.

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

ACCOUNTING CHANGES

On April 30, 2002, the Financial Accounting Standards Board issued SFAS No. 145, Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the recision of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because of the recision of SFAS No. 4. SFAS No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition this Statement also makes technical corrections to existing pronouncements, which are generally not substantive in nature. The provisions of SFAS No. 145 related to the recision of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. First Tennessee estimates the impact of adopting these new standards to be immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated by reference to Management’s Discussion and Analysis included as Item 2 of Part I of this report and to Note 1 to the Consolidated Financial Statements and the “Risk Management – Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section contained in the financial appendix to the Corporation’s 2002 Proxy Statement.

PART II.

OTHER INFORMATION

Items 1, 2, 3 and 5

As of the end of the second quarter, 2002, the answers to Items 1, 2, 3 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 4 – Submission of Matters to a Vote of Security Holders.
(a)	The Corporation’s Annual Meeting of Shareholders was held April 16, 2002.

(b)
Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management’s nominees for election to Class III (Cates, Haslam and Horn) or Class II (Yancy). The Class III nominees were elected for a three-year term and the Class II nominee for a two-year term or until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Blattberg, Glass, Martin, Orgill, Rose, and Sansom and Mrs. Palmer.

(c)	At the Annual Meeting, the shareholders also approved the 2002 Management Incentive Plan. The shareholder vote was as follows:

Class III Nominees	For		Withheld

George E. Cates	105,996,802		814,425
James A. Haslam	105,969,214		842,013
Ralph Horn	105,997,462		813,765

Class II Nominees	For		Withheld

Luke Yancy III	105,202,660		1,608,567

	For	Withheld	Abstained

2002 Management Incentive Plan	98,984,787	6,412,894	1,413,546

There were no “broker non-votes” with respect to any of the nominees or the 2002 Management Incentive Plan and no abstentions with respect to any of the nominees.

Item 6 — Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

3(ii)	Bylaws of the Corporation, as amended and restated, incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-02.

4	Instruments defining the rights of security holders, including indentures.*

10(q)**	2002 Management Incentive Plan, incorporated herein by reference to Exhibit 10(q) to the Corporation’s 2001 Annual Report on Form 10-K.

10(r)**	Non-employee Director Benefits, incorporated herein by reference to Exhibit 10(r) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-02.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.

(b)	Reports on Form 8-K.

A report on Form 8-K was filed on May 16, 2002 (with a Date of Report of May 15, 2002) disclosing under Item 4 a change in the Corporation’s independent public accountants from Arthur Andersen LLP to KPMG LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TENNESSEE NATIONAL CORPORATION (Registrant)

DATE: 08/12/02	By:	/s/ Elbert L. Thomas Jr.

Elbert L. Thomas Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(ii)	Bylaws of the Corporation, as amended and restated, incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-02.

4	Instruments defining the rights of security holders, including indentures.*

10(q)**	2002 Management Incentive Plan, incorporated herein by reference to Exhibit 10(q) to the Corporation’s 2001 Annual Report on Form 10-K.

10(r)**	Non-employee Director Benefits, incorporated herein by reference to Exhibit 10(r) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-02.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.
**	This is a management contract or compensatory plan required to be filed as an exhibit.