Form 10-Q
period 2002-09-30
FIRST TENNESSEE NATIONAL CORP
filed 2002-11-12
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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

Yes   ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	125,564,763
Class	Outstanding on October 31, 2002

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
ByLaws of the Corporation, as amended and restated
1997 Employee Stock Option Plan,amended & restated

FIRST TENNESSEE NATIONAL CORPORATION

INDEX

Part I. Financial Information

Part II. Other Information

Signatures

Certifications

Exhibit Index

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

The Consolidated Statements of Condition

The Consolidated Statements of Income

The Consolidated Statements of Shareholders’ Equity

The Consolidated Statements of Cash Flows

The Notes to Consolidated Financial Statements

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED STATEMENTS OF CONDITION	First Tennessee National Corporation

	September 30		December 31

(Dollars in thousands)(Unaudited)	2002	2001	2001

Assets:
Cash and due from banks	$1,136,062	$898,133	$885,183
Federal funds sold and securities purchased under agreements to resell	392,276	158,252	229,440

Total cash and cash equivalents	1,528,338	1,056,385	1,114,623

Investment in bank time deposits	2,030	5,570	1,740
Trading securities	876,052	600,168	646,179
Loans held for sale	3,792,082	2,194,390	3,399,309
Securities available for sale	2,219,615	2,035,628	2,064,611
Securities held to maturity (market value of $337,110 on September 30, 2002; $510,999 on September 30, 2001; and $459,109 on December 31, 2001)	328,452	513,496	461,259
Loans, net of unearned income	10,922,628	10,001,673	10,283,143
Less: Allowance for loan losses	148,403	151,180	155,373

Total net loans	10,774,225	9,850,493	10,127,770

Premises and equipment, net	243,121	259,587	251,504
Real estate acquired by foreclosure	19,782	18,818	21,989
Mortgage servicing rights, net	398,968	526,013	665,005
Goodwill	163,277	112,660	143,147
Other intangible assets, net	31,498	15,080	41,857
Capital markets receivables and other assets	2,362,483	2,494,714	1,677,798

Total assets	$22,739,923	$19,683,002	$20,616,791

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing	$9,448,477	$8,248,807	$9,596,230
Noninterest-bearing	4,342,944	3,401,940	4,010,104

Total deposits	13,791,421	11,650,747	13,606,334

Federal funds purchased and securities sold under agreements to repurchase	3,880,615	3,179,848	2,921,543
Commercial paper and other short-term borrowings	295,492	471,279	449,151
Capital markets payables and other liabilities	2,345,822	2,206,528	1,467,453
Term borrowings	654,533	593,737	550,361

Total liabilities	20,967,883	18,102,139	18,994,842

Guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures	100,000	100,000	100,000
Preferred stock of subsidiary	44,261	44,162	44,187

Shareholders’ equity
Preferred stock — no par value (5,000,000 shares authorized, but unissued)	—	—	—
Common stock — $.625 par value (shares authorized - 400,000,000; shares issued - 125,663,582 on September 30, 2002; 125,874,856 on September 30, 2001; and 125,865,188 on December 31, 2001)	78,540	78,672	78,666
Capital surplus	123,393	103,765	106,682
Undivided profits	1,396,297	1,215,907	1,263,649
Accumulated other comprehensive income	25,807	33,722	23,278
Deferred compensation on restricted stock incentive plans	(6,389)	(2,526)	(2,126)
Deferred compensation obligation	10,131	7,161	7,613

Total shareholders’ equity	1,627,779	1,436,701	1,477,762

Total liabilities and shareholders’ equity	$22,739,923	$19,683,002	$20,616,791

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	First Tennessee National Corporation

	Three Months Ended		Nine Months Ended
	September 30		September 30

(Dollars in thousands except per share data)(Unaudited)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$ 168,230	$ 195,088	$ 501,515	$ 626,568
Interest on investment securities:
Taxable	34,565	40,620	106,966	127,278
Tax-exempt	181	391	673	1,230
Interest on loans held for sale	46,136	37,918	118,599	117,856
Interest on trading securities	10,129	12,540	35,035	37,466
Interest on other earning assets	1,336	1,623	4,469	6,041

Total interest income	260,577	288,180	767,257	916,439

Interest expense:
Interest on deposits:
Savings	579	864	1,736	3,191
Checking interest and money market account	9,253	19,539	29,292	72,151
Certificates of deposit under $100,000 and other time	17,736	26,337	54,670	89,158
Certificates of deposit $100,000 and more	19,259	30,148	58,638	112,555
Interest on short-term borrowings	17,911	30,431	51,956	124,950
Interest on term borrowings	7,198	7,922	20,806	23,310

Total interest expense	71,936	115,241	217,098	425,315

Net interest income	188,641	172,939	550,159	491,124
Provision for loan losses	20,447	22,778	69,283	59,203

Net interest income after provision for loan losses	168,194	150,161	480,876	431,921

Noninterest income:
Mortgage banking	158,811	115,511	409,994	311,461
Capital markets	124,097	90,268	321,708	234,818
Deposit transactions and cash management	36,730	35,258	105,547	94,692
Trust services and investment management	10,768	13,752	38,181	43,357
Insurance premiums and commissions	10,765	3,097	36,678	8,959
Merchant processing	12,998	11,780	35,838	34,740
Divestitures	2,250	—	2,250	81,467
Equity securities gains/losses	8	39	(2,188)	(3,264)
Debt securities losses	(19)	(1)	(174)	(238)
All other income and commissions	35,537	32,490	105,624	102,844

Total noninterest income	391,945	302,194	1,053,458	908,836

Adjusted gross income after provision for loan losses	560,139	452,355	1,534,334	1,340,757

Noninterest expense:
Employee compensation, incentives and benefits	258,061	199,911	698,218	568,965
Occupancy	19,883	17,898	55,470	53,460
Equipment rentals, depreciation and maintenance	18,493	15,366	51,005	55,908
Operations services	15,387	13,249	44,770	44,763
Communications and courier	13,331	12,296	38,873	35,392
Amortization of intangible assets	1,676	2,677	4,631	8,434
All other expense	94,280	59,709	235,789	210,165

Total noninterest expense	421,111	321,106	1,128,756	977,087

Pretax income	139,028	131,249	405,578	363,670
Applicable income taxes	43,457	42,240	132,461	123,275

Income before debt restructurings and cumulative effect of changes in accounting principles	95,571	89,009	273,117	240,395
Debt restructurings	—	—	—	(3,225)
Cumulative effect of changes in accounting principles	—	—	—	(8,168)

Net income	$ 95,571	$ 89,009	$ 273,117	$ 229,002

Earnings per common share before debt restructurings and cumulative effect of changes in accounting principles (Note 3)	$ .75	$ .70	$ 2.16	$ 1.88
Earnings per common share (Note 3)	.75	.70	2.16	1.79

Diluted earnings per common share before debt restructurings and cumulative effect of changes in accounting principles (Note 3)	$ .73	$ .68	$ 2.09	$ 1.82
Diluted earnings per common share (Note 3)	.73	.68	2.09	1.74

Weighted average shares outstanding	126,698,671	127,156,679	126,721,080	128,109,322

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	First Tennessee National Corporation

(Dollars in thousands)(Unaudited)	2002	2001

Balance, January 1	$1,477,762	$1,384,156
Net income	273,117	229,002
Other comprehensive income:
Unrealized loss on cash flow hedge, net of tax	(1,030)	—
Unrealized market adjustments, net of tax	3,559	19,124

Comprehensive income	275,646	248,126

Cash dividends declared	(94,296)	(83,842)
Common stock issued for exercise of stock options	48,125	63,268
Tax benefit from non-qualified stock options	10,109	25,376
Common stock repurchased	(103,907)	(214,982)
Amortization on restricted stock incentive plans	1,906	1,426
Other	12,434	13,173

Balance, September 30	$1,627,779	$1,436,701

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	First Tennessee National Corporation

		Nine Months Ended September 30

(Dollars in thousands)(Unaudited)		2002	2001

Operating	Net income	$273,117	$229,002
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	69,283	59,203
	Provision for deferred income tax	71,727	6,595
	Depreciation and amortization of premises and equipment	41,431	42,320
	Amortization and impairment of mortgage servicing rights	186,618	169,934
	Amortization of intangible assets	4,631	8,434
	Net other amortization and accretion	16,191	10,220
	Net increase in net derivative product assets	(234,562)	(7,545)
	Market value adjustment on foreclosed property	17,665	7,282
	Equity securities losses	2,188	3,264
	Debt securities losses	174	238
	Net losses on disposal of fixed assets	946	7,513
	Gains on divestitures	(2,250)	(81,467)
	Net (increase)/decrease in:
	Trading securities	(229,873)	(191,648)
	Loans held for sale	(392,773)	(459,320)
	Capital markets receivables	(207,802)	(1,016,575)
	Interest receivable	11,203	20,973
	Other assets	(103,188)	80,136
	Net increase/(decrease)in:
	Capital markets payables	305,073	1,024,289
	Interest payable	(7,220)	(20,120)
	Other liabilities	432,440	174,365

	Total adjustments	(18,098)	(161,909)

	Net cash provided by operating activities	255,019	67,093

Investing	Maturities of held to maturity securities	131,915	123,817
Activities	Available for sale securities:
	Sales	162,616	118,221
	Maturities	764,020	541,807
	Purchases	(1,073,175)	(634,102)
	Premises and equipment:
	Sales	7,432	174
	Purchases	(32,795)	(17,265)
	Net increase in loans	(950,616)	(321,256)
	Net increase in investment in bank time deposits	(290)	(1,941)
	Proceeds from divestitures	206,664	453,279
	Acquisitions, net of cash and cash equivalents acquired	(1,433)	(1,925)

	Net cash (used)/provided by investing activities	(785,662)	260,809

Financing	Common stock:
Activities	Exercise of stock options	48,147	60,320
	Cash dividends	(94,268)	(84,352)
	Repurchase of shares	(103,907)	(214,981)
	Term borrowings:
	Issuance	106,485	324,151
	Payments	(2,589)	(190,333)
	Net increase/(decrease) in:
	Deposits	185,077	(390,287)
	Short-term borrowings	805,413	263,566

	Net cash provided/(used) by financing activities	944,358	(231,916)

	Net increase in cash and cash equivalents	413,715	95,986

	Cash and cash equivalents at beginning of period	1,114,623	960,399

	Cash and cash equivalents at end of period	$1,528,338	$1,056,385

	Total interest paid	$223,759	$444,858
	Total income taxes paid	65,321	90,208

See accompanying notes to consolidated financial statements.

Note 1 – Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2002 Proxy Statement.

On January 1, 2002, First Tennessee National Corporation (First Tennessee) adopted the final provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” which requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The impact of adopting this standard was immaterial to First Tennessee.

On January 1, 2002, First Tennessee adopted the preliminary provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but is subject to an assessment for impairment using a fair-value-based test at least annually. First Tennessee has completed the initial analysis of impairment as required by the new standard and has not recognized any impairment of the goodwill currently on its books during 2002. See Note 7 – Intangible Assets and Note 8 – Mortgage Servicing Rights for additional information.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee’s view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized mortgage servicing rights, which currently have an average life of three to four years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of

Note 1 – Financial Information (continued)

volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

For its internal evaluation of performance for an applicable period, First Tennessee reclassified select components of SFAS 133 hedge ineffectiveness from the reported net income of the First Horizon segment to the Corporate segment (see Note 5). The internal evaluation of First Horizon’s long-term performance will include the long-term trend, if any, in these select components of SFAS 133 hedge ineffectiveness.

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between First Tennessee’s interpretation and that of the FASB, the effects of which cannot presently be anticipated, but failure to obtain hedge accounting treatment could be significant to results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9). This statement requires acquisitions of all or part of a financial institution meeting the definition of a business combination to be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. Any previously recorded unidentified intangible asset related to the acquisition of a financial institution must now be classified as goodwill and is subject to the impairment testing provisions of SFAS No. 142. Impairment testing of previously identified long-term customer-relationship intangible assets will be subject to the impairment testing provisions of SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Provisions of this statement are effective for acquisitions incurred on or after October 1, 2002. Provisions related to the accounting for impairment or disposal of certain long-term customer-relationship intangible assets and transition provisions for previously recognized unidentified intangible assets are effective on October 1, 2002. First Tennessee expects the impact of adopting this standard to be immaterial.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for the cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Prior to the effective date of this statement, costs associated with an exit or disposal plan were recognized at the date of commitment, as required under EITF Issued 94-3. This statement does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. First Tennessee expects the impact of adopting this standard to be immaterial.

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because of the rescission of SFAS No. 4. SFAS No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition this Statement also makes technical corrections to existing pronouncements which are generally not substantive in nature. The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an

Note 1 – Financial Information (continued)

extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 that relate to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. First Tennessee expects the impact of adopting this standard to be immaterial.

Note 2 – Divestitures/Acquisitions

On September 16, 2002, First Tennessee Bank National Association (FTBNA), the primary banking subsidiary of First Tennessee, sold a portfolio of loans originated through First Horizon Money Centers totaling $208.3 million to American General Finance, Inc. of Evansville, Indiana and closed the related Money Center offices. This transaction resulted in a divestiture gain of $2.3 million.

On June 1, 2002, First Horizon Home Loan Corporation (FHHLC), a wholly owned subsidiary of First Tennessee, acquired certain assets and assumed certain liabilities of Real Estate Financial Services (REFS), a mortgage lending company based in Alpharetta, Georgia, for approximately $2.2 million in cash. This transaction was immaterial to First Tennessee.

On April 1, 2002, First Tennessee acquired First Premier Financial Services, Inc. (First Premier), a South Dakota based merchant processor, for approximately $11.9 million in cash. First Premier was merged into First Horizon Merchant Services, Inc., a wholly owned subsidiary of First Tennessee. The acquisition was immaterial to First Tennessee.

On December 31, 2001, FTBNA acquired Synaxis Group, Inc., a Nashville-based insurance broker operating through a network of major regional and community-based insurance agencies in Georgia, Kentucky and Tennessee. This transaction was completed for approximately $29.0 million and was immaterial to First Tennessee.

On June 6, 2001, FTBNA, along with its partner, International Business Machines, completed the sale of its interests in Check Solutions Company to Carreker Corporation of Dallas, Texas. First Tennessee recognized a divestiture gain of $42.7 million.

On April 27, 2001, First Tennessee completed the sale of its wholly owned subsidiary, Peoples and Union Bank, of Lewisburg, Tennessee, to First Farmers & Merchants National Bank, of Columbia, Tennessee. First Tennessee recognized a divestiture gain of $13.1 million.

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

Note 3 — Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Income before debt restructurings and cumulative effect of changes in accounting principles	$ 95,571	$ 89,009	$ 273,117	$ 240,395
Debt restructurings	—	—	—	(3,225)
Cumulative effect of changes in accounting principles	—	—	—	(8,168)

Net income	$ 95,571	$ 89,009	$ 273,117	$ 229,002

Weighted average common shares outstanding	125,623,723	126,275,965	125,707,484	127,355,285
Shares attributable to deferred compensation	1,074,948	880,714	1,013,596	754,037

Total weighted average shares	126,698,671	127,156,679	126,721,080	128,109,322

Earnings per common share:
Income before debt restructurings and cumulative effect of changes in accounting principles	$ .75	$ .70	$ 2.16	$ 1.88
Debt restructurings	—	—	—	(.03)
Cumulative effect of changes in accounting principles	—	—	—	(.06)

Net income	$ .75	$ .70	$ 2.16	$ 1.79

Weighted average shares outstanding	126,698,671	127,156,679	126,721,080	128,109,322
Dilutive effect due to stock options	3,528,077	3,701,735	3,659,626	3,763,035

Total weighted average shares, as adjusted	130,226,748	130,858,414	130,380,706	131,872,357

Diluted earnings per common share:
Income before debt restructurings and cumulative effect of changes in accounting principles	$ .73	$ .68	$ 2.09	$ 1.82
Debt restructurings	—	—	—	(.02)
Cumulative effect of changes in accounting principles	—	—	—	(.06)

Net income	$ .73	$ .68	$ 2.09	$ 1.74

Note 4 — Loans

The composition of the loan portfolio on September 30 is detailed below:

(Dollars in thousands)	2002	2001

Commercial:
Commercial, financial and industrial	$4,095,708	$4,046,209
Real estate commercial	1,045,327	908,647
Real estate construction	521,700	453,020
Retail:
Real estate residential	4,385,514	3,638,433
Real estate construction	301,509	196,063
Other retail	308,923	480,449
Credit card receivables	263,947	278,852

Loans, net of unearned income	10,922,628	10,001,673
Allowance for loan losses	148,403	151,180

Total net loans	$10,774,225	$9,850,493

The following table presents information concerning nonperforming loans on September 30:

(Dollars in thousands)	2002	2001

Impaired loans	$48,214	$45,296
Other nonaccrual loans	23,766	24,188

Total nonperforming loans	$71,980	$69,484

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Nine Months Ended
	September 30		September 30

(Dollars in thousands)	2002	2001	2002	2001

Total interest on impaired loans	$116	$213	$321	$405
Average balance of impaired loans	43,401	50,442	41,320	52,979

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 2002 and 2001, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2000	$128,339	$15,357	$143,696
Provision for loan losses	44,405	14,798	59,203
Divestiture	(1,337)	—	(1,337)
Charge-offs	(44,246)	(14,497)	(58,743)
Less loan recoveries	6,785	1,576	8,361

Net charge-offs	(37,461)	(12,921)	(50,382)

Balance on September 30, 2001	$133,946	$17,234	$151,180

Balance on December 31, 2001	$138,427	$16,946	$155,373
Provision for loan losses	45,645	23,638	69,283
Charge-offs	(56,986)	(29,627)	(86,613)
Less loan recoveries	9,544	816	10,360

Net charge-offs	(47,442)	(28,811)	(76,253)

Balance on September 30, 2002	$136,630	$11,773	$148,403

Note 5 — Business Segment Information

First Tennessee provides traditional retail/commercial banking and other financial services to its customers through various regional and national business lines. Effective January 1, 2002, the business segment information has been adapted to better reflect First Tennessee’s strategic alignment and positioning and to conform to similar changes in internal segment reporting. Prior periods have been restated for comparability. The new segments are FTN Banking Group, First Horizon, FTN Financial, Transaction Processing, Corporate, and Strategic Initiative Items. FTN Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust, Credit Card and Cash Management. This segment offers traditional banking financial services and products and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement planning. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers (the last two were previously included in the Retail/Commercial Bank). These business lines were combined to create a common focus and a stronger presence in the national market. During third quarter 2002, First Tennessee sold the loan portfolio and closed the offices of First Horizon Money Centers as part of an ongoing plan to improve long term growth by enhancing overall business mix. FTN Financial added Strategic Alliances and Correspondent Services to the existing business mix that included Capital Markets, Equity Research and Investment Banking. Strategic Alliances is a customer relationship service group recently formed to enhance our portfolio of innovative investment services. Correspondent Services was a part of the Retail/Commercial Bank previously. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The corporate segment includes certain corporate expenses, interest expense on trust preferred and REIT preferred stock, select components of SFAS 133 hedge ineffectiveness, and other items not allocated or not specifically assigned to business segments. The Strategic Initiative Items segment isolates items occurring in 2001 that were related to a strategic initiative to enhance growth and business mix.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for the three month and year to date periods ending September 30, 2002 and 2001, and has been adjusted for comparability.

	FTN					Strategic
	Banking	First	FTN	Transaction		Initiative
(Dollars in thousands)	Group	Horizon	Financial	Processing	Corporate	Items	Consolidated

3Q02
Net interest income, FTE*	$111,688	$61,895	$8,928	$4,988	$1,527	$—	$189,026
Other revenues	74,005	166,279	125,650	26,011	—	—	391,945
Other expenses**	131,035	169,664	91,684	25,280	23,895	—	441,558

Pre-tax income, FTE*	54,658	58,510	42,894	5,719	(22,368)	—	139,413
Income taxes, FTE*	11,975	21,894	16,300	2,173	(8,500)	—	43,842

Net income	$42,683	$36,616	$26,594	$3,546	$(13,868)	$—	$95,571

Average assets	$10,356,262	$7,672,867	$1,852,156	$608,516	$106,343	$—	$20,596,144

3Q01
Net interest income, FTE*	$116,819	$43,603	$8,133	$4,712	$204	$—	$173,471
Other revenues	66,951	116,028	90,792	23,874	4,549	—	302,194
Other expenses**	113,766	135,640	63,002	22,577	8,899	—	343,884

Pre-tax income, FTE*	70,004	23,991	35,923	6,009	(4,146)	—	131,781
Income taxes, FTE*	19,457	8,956	13,651	2,283	(1,575)	—	42,772

Net income	$50,547	$15,035	$22,272	$3,726	$(2,571)	$—	$89,009

Average assets	$10,526,391	$6,121,437	$1,623,476	$545,632	$19,509	$—	$18,836,445

Year to Date 2002
Net interest income, FTE*	$345,711	$162,645	$25,626	$14,621	$2,713	$—	$551,316
Other revenues	223,166	433,770	326,962	75,337	(5,777)	—	1,053,458
Other expenses**	385,950	452,362	236,265	72,666	50,796	—	1,198,039

Pre-tax income, FTE*	182,927	144,053	116,323	17,292	(53,860)	—	406,735
Income taxes, FTE*	50,063	53,247	44,203	6,571	(20,466)	—	133,618

Net income	$132,864	$90,806	$72,120	$10,721	$(33,394)	$—	$273,117

Average assets	$10,460,579	$6,895,255	$1,941,024	$626,498	$65,645	$—	$19,989,001

Year to Date 2001
Net interest income, FTE*	$337,944	$120,817	$20,906	$11,992	$1,138	$—	$492,797
Other revenues	195,764	320,445	236,299	69,928	8,183	78,217	908,836
Other expenses**	345,612	387,242	165,904	70,052	26,064	41,416	1,036,290

Pre-tax income, FTE*	188,096	54,020	91,301	11,868	(16,743)	36,801	365,343
Income taxes, FTE*	58,624	19,794	34,696	4,511	(6,361)	13,684	124,948

Income before debt restructurings and cumulative effect of changes in accounting principles	129,472	34,226	56,605	7,357	(10,382)	23,117	240,395
Debt restructurings	—	—	—	—	(3,225)	—	(3,225)
Cumulative effect of changes in accounting principles	—	—	—	—	(8,168)	—	(8,168)

Net income	$129,472	$34,226	$56,605	$7,357	$(21,775)	$23,117	$229,002

Average assets	$10,746,032	$6,142,571	$1,530,996	$542,144	$30,521	$—	$18,992,264

*	Fully taxable-equivalent basis.
**	Includes loan loss provision.

Note 6 — Contingencies

Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims and lawsuits, in addition to those listed below, are pending against First Tennessee and its subsidiaries. Although First Tennessee cannot predict the outcome of these lawsuits, after consulting with counsel, it is management’s opinion that when resolved, these lawsuits will not have a material adverse effect on the consolidated financial statements of First Tennessee.

Three cases alleging that First Tennessee engaged in unfair and deceptive practices in connection with the financing of satellite dish television systems are pending in Mississippi courts. First Tennessee has reached an agreement to settle one of these cases, filed by fifty plaintiffs and pending in federal court. The remaining two cases, each filed by one plaintiff, are pending in Choctaw Tribal Court.

Many mortgage lenders, including a First Tennessee subsidiary, have been sued in putative class actions on the theory that yield spread premiums paid to mortgage brokers are referral fees banned by the Real Estate Settlement Practices Act (“RESPA”). Under that act, liability for an impermissible referral fee is three times the amount of the fee. In June 2001, the Eleventh Circuit Court of Appeals upheld certification of a class in a yield spread premium case against a lender unaffiliated with First Tennessee. In October 2001, the U.S. Department of Housing and Urban Development (“HUD”) published a policy statement disagreeing with the Eleventh Circuit’s decision. In light of HUD’s 2001 policy statement, in a case involving a lender unaffiliated with First Tennessee, the U.S. Court of Appeals for the Eighth Circuit ruled in March 2002 that lawsuits challenging the payment of yield spread premiums under RESPA are not appropriate for class action treatment. Plaintiffs appealed that decision to the U.S. Supreme Court. In June 2002, the U.S. Court of Appeals for the Ninth Circuit held that the yield spread premium paid by another lender was not an impermissible “referral fee” and that certification of a plaintiff class was inappropriate. In September 2002, the Eleventh Circuit Court of Appeals applied HUD’s 2001 policy statement, and in issuing an opinion in a yield spread premium case pending against another lender, reversed class certification in that case and overruled its prior opinion which had upheld class certification in a similar case. Shortly thereafter, the U.S. Supreme Court denied certiorari in the Eighth Circuit case described earlier in this paragraph. First Tennessee believes its subsidiary’s yield spread premium payments, which are consistent with industry practices, are lawful, and intends to defend vigorously the lawsuits against it.

Note 7 — Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

		Other
(Dollars in thousands)	Goodwill	Intangibles*

Balance on December 31, 2000	$103,765	$17,859
Amortization expense	(4,755)	(3,679)
Acquisitions	13,650	900

Balance on September 30, 2001	$112,660	$15,080

Balance on December 31, 2001	$143,147	$41,857
Amortization expense	—	(4,631)
Reclass	12,573	(12,573)
Acquisitions**	7,557	6,845

Balance on September 30, 2002	$163,277	$31,498

*	Represents premium on purchased deposits, covenants not to compete and non-mortgage servicing rights.
**	Purchase price allocation on the Synaxis and First Premier acquisitions are based upon preliminary estimates of fair value and could change.

The gross carrying amount of other intangible assets subject to amortization is $93.9 million on September 30, 2002, net of $62.4 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2002 is expected to be $1.7 million and is expected to be $6.3 million, $5.7 million, $4.1 million and $2.7 million for the twelve-month periods of 2003, 2004, 2005 and 2006, respectively.

On January 1, 2002, First Tennessee adopted the provisions of SFAS No. 142 (see Note 1 – Financial Information). The following table presents on a proforma basis net income and related per share amounts exclusive of amortization expense (net of tax effect) recognized in 2001 related to goodwill no longer being amortized.

	Three Months Ended		Nine Months Ended
	September 30		September 30

(Dollars in thousands)	2002	2001	2002	2001

Reported net income	$95,571	$89,009	$273,117	$229,002
Goodwill amortization (net of tax effect)	—	1,447	—	4,340

Adjusted net income	$95,571	$90,456	$273,117	$233,342

Earnings per common share:
Reported net income	$.75	$.70	$2.16	$1.79
Goodwill amortization (net of tax effect)	—	.01	—	.03

Adjusted net income	$.75	$.71	$2.16	$1.82

Diluted earnings per common share:
Reported net income	$.73	$.68	$2.09	$1.74
Goodwill amortization (net of tax effect)	—	.01	—	.03

Adjusted net income	$.73	$.69	$2.09	$1.77

Note 8 — Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights (MSR), net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)

Balance on December 31, 2000	$743,714
Addition of mortgage servicing rights	269,329
Amortization	(82,738)
Market value adjustments	(170,071)
Sales of mortgage servicing rights	(129,748)
Impairment	(87,196)
Cumulative adjustment due to adoption of SFAS No. 133	(17,277)

Balance on September 30, 2001	$526,013

Balance on December 31, 2001	$665,005
Addition of mortgage servicing rights	257,984
Amortization	(87,791)
Market value adjustments	(337,515)
Sales of mortgage servicing rights	112
Impairment	(98,827)

Balance on September 30, 2002	$398,968

The MSR on September 30, 2002 and 2001, had estimated market values of approximately $423.8 million and $555.0 million, respectively. These balances represent the rights to service approximately $52.1 billion and $44.2 billion of mortgage loans on September 30, 2002 and 2001. On September 30, 2002 and 2001, valuation allowances due to impairment of $34.4 million and $22.7 million were required, respectively.

Estimated MSR amortization expense for the twelve month periods ending September 30, 2003, 2004, 2005, 2006 and 2007, are $80.4 million, $58.5 million, $48.4 million, $39.5 million and $31.9 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

The MSR above represents the contractual fee to be received to service the mortgage loans. First Tennessee also has retained interest only strips (included in Trading Securities on the Consolidated Statements of Condition), which represents the excess over contractual fees to be received to service the mortgage loans. The carrying value (also equal to fair value) of this asset was $93.5 million on September 30, 2002, and was $104.5 million on September 30, 2001.

First Tennessee also has derivatives (included in Capital Markets Receivables and Other Assets on the Consolidated Statements of Condition) designated as hedges of MSR and retained interest only strips. The carrying value (also equal to fair value) of this asset was $360.4 million on September 30, 2002, and was $217.5 million on September 30, 2001.

Item 2. First Tennessee National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INFORMATION

First Tennessee National Corporation (First Tennessee) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various regional and national business lines. Effective January 1, 2002, the business segment information has been adapted to better reflect First Tennessee’s strategic alignment and positioning and to conform to similar changes in internal segment reporting. Prior periods have been restated for comparability. The new segments are FTN Banking Group, First Horizon, FTN Financial, Transaction Processing, Corporate and Strategic Initiative Items. FTN Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans (previously referred to as mortgage banking), First Horizon Equity Lending and First Horizon Money Centers (both of which were previously included in the Retail/Commercial Bank). These business lines were combined to create a common focus and a stronger presence in the national market. During third quarter 2002, First Tennessee sold the loan portfolio and closed the offices of First Horizon Money Centers as part of an ongoing plan to improve long-term growth by enhancing overall business mix. This operation has historically had only a nominal effect on earnings. See also Business Line Review and Note 2 – Divestitures/Acquisitions for additional detail. Also as part of the segment realignment, FTN Financial added Strategic Alliances and Correspondent Services to the existing business mix that included Capital Markets, Equity Research and Investment Banking. Strategic Alliances is a customer relationship service group recently formed to enhance a portfolio of innovative investment services. Correspondent Services was previously a part of the Retail/Commercial Bank. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes certain corporate expenses, interest expense on trust preferred and REIT preferred stock, select components of SFAS 133 hedge ineffectiveness (see Other – Accounting for Derivative Instruments and Hedging Activities), and other items not allocated or not specifically assigned to business segments. The Strategic Initiative Items segment isolates items occurring in 2001 that were related to a strategic initiative to enhance growth and business mix, as announced by First Tennessee in 2000 (see Business Line Review for additional detail).

Based on management’s best estimates, certain revenues and expenses are allocated and equity is assigned to the various segments to reflect the inherent risk in each business line. These allocations are periodically reviewed and may be revised from time to time to more accurately reflect current business conditions and risks; the previously reported amounts have been adjusted to ensure comparability.

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

The following is a discussion and analysis of the financial condition and results of operations of First Tennessee for the three-month and nine-month periods ended September 30, 2002, compared to the three-month and nine-month periods ended September 30, 2001. To assist the reader in obtaining a better understanding of First Tennessee and its performance, this discussion should be read in conjunction with First Tennessee’s unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2001 financial statements, notes, and management’s discussion and analysis is provided in the 2001 Annual Financial Disclosures included as an appendix to the 2002 Proxy Statement.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis may contain forward-looking statements with respect to First Tennessee’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not based on historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “should”, “is likely”, “will”, “going forward”, and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (such as acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation; competition within and outside the financial services industry; possible terrorist activity; technology; and new products and services in the industries in which First Tennessee operates. Other factors are those inherent in originating and servicing loans, including prepayment risks and fluctuation of collateral values and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission, the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and other regulators; unanticipated regulatory and judicial proceedings and changes in laws and regulations applicable to First Tennessee; and First Tennessee’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. First Tennessee assumes no obligation to update any forward-looking statements that are made from time to time.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of First Tennessee are prepared in conformity with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the company’s financial condition and results and require subjective or complex judgments. Additional information is provided in the 2001 Annual Financial Disclosures.

Subject to the use of estimates, assumptions and judgments is management’s evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: historical loss experience derived from an analytical model, specific analysis of commercial credits over $1 million, and current events, trends and economic conditions. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. First Tennessee believes the allowance for loan losses is adequate and properly recorded in the financial statements. See Provision for Loan Losses/Asset Quality.

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

Most of the derivative financial instruments used by First Tennessee have active markets, and indications of fair value can be readily obtained. Under the existing accounting rules, the commitments to extend mortgage loans at fixed interest rates entered into between First Horizon Home Loans and its customers qualify as derivative financial instruments. In the absence of a ready and observable market for loan commitments, First Tennessee uses an internal model and one of several industry valuation techniques to value its fixed-rate loan commitments. While First Tennessee believes the value produced by its internal model is reasonable, the proceeds that might be received should First Tennessee actually consider a sale of the loan commitments could differ from the amounts reported at any point in time. First Tennessee believes loan commitments are properly recorded in the financial statements.

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

FINANCIAL SUMMARY (Comparison of third quarter 2002 to third quarter 2001)

Earnings for third quarter 2002 were $95.6 million, an increase of 7 percent from last year’s third quarter earnings of $89.0 million. Diluted earnings per common share were $.73 in 2002 compared to $.68 in 2001. Return on average shareholders’ equity was 23.8 percent and return on average assets was 1.84 percent for third quarter 2002. Return on average shareholders’ equity was 25.4 percent and return on average assets was 1.87 percent for the same period in 2001.

On September 30, 2002, First Tennessee was ranked as one of the top 50 bank holding companies nationally in market capitalization ($4.4 billion) and total assets ($22.7 billion). On September 30, 2001, market capitalization was $4.7 billion and total assets were $19.7 billion.

Total revenue grew 22 percent from third quarter 2001, with a 30 percent increase in fee income (noninterest income excluding securities gains and losses) and a 9 percent increase in net interest income.

NONINTEREST INCOME

Fee income provides the majority of First Tennessee’s revenue and contributed 67 percent to total revenue in third quarter 2002 compared to 64 percent for the same period in 2001. Third quarter 2002 fee income increased 30 percent to $392.1 million from $302.3 million in 2001. The December 31, 2001, acquisition of Synaxis Group, Inc. (Synaxis), a commercial insurance broker, impacted the results of third quarter 2002, adding $9.8 million to noninterest income. Excluding the impact of Synaxis in 2002 total fee income would have increased 26 percent. A more detailed discussion of the major line items follows.

Mortgage Banking

First Horizon Home Loans, a subsidiary of FTBNA and the major component of the First Horizon business segment, originates and services residential mortgage loans. Following origination, the mortgage loans, primarily first-lien, are sold to investors in the secondary market. Various hedging strategies are used to mitigate changes in the market value of the loan during the time period beginning with a price commitment to the customer and ending when the loan is delivered to the investor. Closed loans held during this time period are referred to as the mortgage warehouse. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer. Secondary marketing activities include gains or losses from mortgage pipeline and warehouse hedging activities, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the MSR. Servicing rights permit the collection of fees for gathering and processing monthly mortgage payments for the owner of the mortgage loans. There were no bulk or flow sales of MSR in third quarter 2002. First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its MSR through changing interest rate environments. Other income includes income from the foreclosure repurchase program and other miscellaneous items. Mortgage trading securities gains/(losses) relate to market value adjustments primarily on interest-only strips and related hedges. Mortgage banking fee income is reported net of amortization, impairment and other expenses related to MSR and related hedges.

Mortgage banking fee income increased 37 percent to $158.8 million from $115.5 million for third quarter 2001 as shown in Table 1.

Table 1 — Mortgage Banking

	Third Quarter				Nine Months
			Percent (%)				Percent (%)
(Dollars and volume in millions)	2002	2001	Change		2002	2001	Change

Noninterest income:
Loan origination fees	$61.6	$46.9	31.3	+	$153.0	$134.1	14.0	+
Secondary marketing activities	104.1	82.1	26.8	+	255.7	204.5	25.1	+
Mortgage servicing fees	42.3	40.2	5.1	+	127.1	119.3	6.5	+
MSR net hedge results*	27.6	16.9	62.8	+	71.4	27.8	156.7	+
Other income	8.3	6.1	36.6	+	22.3	15.5	44.1	+
Mortgage trading securities net losses	(5.5)	1.1	N/A		(13.1)	(8.5)	53.8	+
Amortization of MSR	(28.2)	(29.5)	4.5	-	(87.8)	(82.7)	6.1	+
MSR impairment loss	(42.5)	(44.6)	4.7	-	(98.8)	(87.2)	13.3	+
Time decay of MSR hedges	(8.9)	(3.7)	138.1	+	(19.8)	(11.3)	74.9	+

Total mortgage noninterest income	$158.8	$115.5	37.5	+	$410.0	$311.5	31.6	+

Refinance originations	$6,026.6	$2,729.5	120.8	+	$11,890.3	$9,362.4	27.0	+
New loan originations	3,145.8	2,635.1	19.4	+	8,086.7	7,641.8	5.8	+

Mortgage loan originations	$9,172.4	$5,364.6	71.0	+	$19,977.0	$17,004.2	17.5	+

Servicing portfolio	$52,109.5	$44,221.4	17.8	+	$52,109.5	$44,221.4	17.8	+

*	MSR net hedge results represent the net gain or loss resulting from the change in value of the hedged MSR and the offsetting change in value of servicing hedges exclusive of time decay of MSR hedges.
Certain previously reported amounts have been reclassified to agree with current presentation.

Origination activity increased 71 percent to $9.2 billion and loan sales into the secondary market increased 43 percent to $7.5 billion in third quarter 2002 compared to last year. Driven by low mortgage interest rates, refinance activity represented 66 percent of total originations during the quarter compared to 51 percent in third quarter 2001. Loan origination fees increased 31 percent to $61.6 million compared to third quarter 2001, reflecting the increased origination activity and increased loan sales into the secondary market. Secondary marketing activities increased to $104.1 million from the $82.1 million recorded in the comparable quarter last year. The increase was primarily the result of a $30.6 million increase in net secondary trading gains primarily due to the favorable interest rate environment experienced during the quarter. The favorable experience in net secondary trading gains was partially offset by an $8.6 million reduction in MSR revenues recognized on loans delivered during the quarter. The reduction in MSR revenues reflects a 38 percent decrease in the capitalized net present value of MSR’s created during the quarter as a result of increased prepayment assumptions used to value the retained servicing rights.

MSR amortization was $28.2 million for third quarter 2002 compared with $29.5 million in 2001, and for third quarter 2002 there was a MSR impairment loss of $42.5 million compared to a $44.6 million loss in third quarter 2001. Net MSR hedging gains (MSR net hedge results less time decay of MSR hedges) were $18.7 million (increase in the value of hedges offset by decrease in value of hedged MSR) in third quarter 2002 compared to $13.2 million net gains (increase in the value of hedged MSR offset by decrease in value of hedges) in 2001.

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $52.1 billion on September 30, 2002, compared to $44.2 billion on September 30, 2001. Mortgage servicing fee income increased 5 percent to $42.3 million in 2002 primarily due to the 18 percent increase in the mortgage-servicing portfolio. Servicing fees were negatively impacted in third quarter 2002 by a lower level of GNMA mortgages, which earn higher servicing fees.

Going forward, fee income from refinance loan originations will depend on mortgage interest rates. An increase in rates should reduce origination fees and profit from the sale of loans, but should also reduce MSR amortization expense and impairment losses, while a decrease in rates should increase this net revenue. Flat to rising interest rates should reduce net secondary marketing trading gains, while falling rates should increase this net revenue. If total origination volume increases and/or the yield curve steepens, net interest income from the warehouse should increase, while if volume decreases and/or the yield curve flattens, this revenue should decrease. Home purchase-related originations should reflect the relative strength or weakness of the economy. The continuing success of national cross-sell strategies should increase revenues from products other than traditional mortgage origination and servicing. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Capital Markets

Capital markets fee income, the major component of revenue in the FTN Financial segment, is primarily generated from the purchase and sale of securities as both principal and agent and from investment banking, portfolio advisory and equity research services. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is effectively hedged to protect against movements in interest rates. For third quarter 2002, capital markets fee income increased 37 percent to $124.1 million from $90.3 million in 2001. This increase reflects continued growth and penetration into the targeted institutional customer base through expanded products, services, sales force and marketing efforts. This growth has been influenced by the increased liquidity our customers have experienced as deposit growth has exceeded loan growth. Revenue has also been favorably impacted by changes in the interest rate environment and the equity markets. Total securities bought and sold increased 27 percent to $436.1 billion from $342.8 billion in 2001. Total underwritings during third quarter 2002 were $25.9 billion compared to $15.1 billion for the same period in 2001.

Going forward, revenues will fluctuate based on factors which include the expansion of the customer base, the volume of investment banking transactions and the introduction of new products, as well as the strength of loan growth in the U.S. economy and volatility in the interest rate environment and the equity markets. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Other Fee Income

In third quarter 2002, the First Horizon Money Centers’ loan portfolio sale resulted in a divestiture gain of $2.3 million. Expenses associated with the loan portfolio sale and the closing of the related Money Center offices are included in noninterest expense (see also Provision for Loan Losses/Asset Quality below for impact of the divestiture on the overall loan portfolio risk profile and on the provision). There were no divestiture gains or losses in third quarter 2001.

Fee income from deposit transactions and cash management for third quarter 2002 increased 4 percent to $36.8 million from $35.3 million in 2001 primarily due to growth in cash management fees. Trust services and investment management fees decreased 22 percent to $10.8 million from $13.8 million in 2001 primarily due to declining asset management fees related to a contraction in equity market valuations. Assets under management fell 17 percent to $6.9 billion on September 30, 2002 from $8.3 billion on September 30, 2001. Merchant processing fee income increased 10 percent to $13.0 million in third quarter 2002 from $11.8 million, due to a portfolio acquisition in second quarter 2002. Insurance premiums and commissions increased 248 percent to $10.8 million from $3.1 million in third quarter 2001 primarily due to the acquisition of Synaxis. All other income and commissions increased 9 percent to $35.5 million for third quarter 2002 from $32.5 million in 2001.

Going forward, when the equity market begins to recover, fee income, such as asset management and trust fees, should rebound.

NET INTEREST INCOME

Net interest income increased 9 percent to $189.0 million from $173.5 million in third quarter 2001. Earning asset growth of 10 percent generated this increase and was primarily related to rising levels of mortgage originations pushing the mortgage warehouse higher and the increase in home equity lines of credit within the Tennessee market and across the First Horizon franchise. The consolidated margin was 4.34 percent for third quarter 2002 compared to 4.39 percent for the same period in 2001. As shown in Table 2, the activity levels and related funding for First Tennessee’s mortgage production and servicing and capital markets activities affect the margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which effectively eliminates net interest income on these positions. As a result, First Tennessee’s consolidated margin cannot be readily compared to that of other bank holding companies.

Table 2 — Net Interest Margin

	Third Quarter

	2002	2001

Traditional banking activities — NIM	4.68%	4.96%
Mortgage production and servicing activities	(.13)	(.37)
Capital markets activities	(.21)	(.20)

FTNC — NIM	4.34%	4.39%

Consolidated yields and rates:
Investment securities	5.83%	6.53%
Loans, net of unearned	6.06	7.61
Other earning assets	5.50	6.36

Yields on earning assets	5.89	7.18

Interest bearing core deposits	1.90	3.15
CD’s over $100,000	2.09	4.08
Fed funds purchased and repos	1.55	3.16
Commercial paper and other short-term borrowings	3.98	4.54
Long-term debt	4.41	5.43

Rates paid on interest-bearing liabilities	2.06	3.53

Net interest spread	3.83	3.65
Effect of interest-free sources	.41	.63
Loan fees	.10	.12
FRB interest and penalties	—	(.01)

FTNC — NIM	4.34%	4.39%

Going forward, if as expected over the near term, interest rates remain at current low levels, the net interest margin is likely to compress further. The consolidated margin will continue to be influenced by the activity levels of mortgage production and servicing and capital markets. Over the long term the margin could be unfavorably impacted if the yield curve flattens significantly. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

NONINTEREST EXPENSE

Total noninterest expense for third quarter 2002 increased 31 percent to $421.1 million from $321.1 million in 2001. The acquisition of Synaxis impacted the results of third quarter 2002, adding $8.8 million to noninterest expense. Excluding the impact of Synaxis in 2002, total noninterest expense would have increased 28 percent. Expenses in First Horizon and FTN Financial fluctuate based on the type and level of activity. Excluding First Horizon and FTN Financial in both periods and Synaxis in 2002, total operating expense increased 18 percent. Also impacting noninterest expense growth was a $13.0 million contribution to First Tennessee Foundation, a contributor to charitable causes. Excluding this expense in addition to the items previously mentioned, total operating expense increased 8 percent. Going forward, FTN Financial and First Horizon will continue to influence the level of noninterest expense.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 29 percent to $258.0 million from $199.9 million in third quarter 2001. This increase is primarily due to higher activity levels for both FTN Financial and First Horizon and the Synaxis acquisition. Excluding the two business lines in both periods and Synaxis in 2002, total personnel expense increased 7 percent.

Equipment rentals, depreciation and maintenance expense increased 20 percent in 2002 to $18.5 million from $15.4 million in 2001 due primarily to losses on disposals of fixed assets, including those related to the Money Centers office closings. Operations services increased 16 percent to $15.4 million from $13.3 million in 2001 due to expanded usage related to customer service enhancements. Occupancy expense increased 11 percent to $19.9 million compared to $17.9 million in 2001 primarily due to costs associated with closing the Money Centers and expenses incurred in 2002 by Synaxis. Communications and courier expense increased 8 percent to $13.4 million in 2002 from $12.3 million in 2001 primarily due to the increased activity levels of FTN Financial. Amortization of intangible assets decreased 37 percent to $1.6 million from $2.6 million in 2001 due to the implementation of new accounting standards (see Note 1 for additional detail). All other expense increased 58 percent to $94.3 million in 2002 from $59.7 million. This increase includes the $13.0 million contribution to First Tennessee Foundation and increased costs for First Horizon related to the record origination volume in third quarter 2002. Additional information related to expenses by business line is provided in Table 3 (see also Business Line Review for additional information).

Table 3 — Noninterest Expense Composition

	Third Quarter			Nine Months
			Growth			Growth
(Dollars in millions)	2002	2001	Rate (%)	2002	2001	Rate (%)

FTN Banking Group	$115.6	$100.9	14.6	$341.6	$314.0	8.8
First Horizon	165.4	126.0	31.4	427.5	360.6	18.6
FTN Financial	90.9	62.8	44.6	236.2	165.0	43.1
Transaction Processing	25.3	22.5	12.0	72.7	70.0	3.7
Corporate	23.9	8.9	168.5	50.8	26.1	94.9
Strategic Initiative Items	—	—	—	—	41.4	(100.0)

Total noninterest expense	$421.1	$321.1	31.1	$1,128.8	$977.1	15.5

INCOME TAX EXPENSE

The effective tax rate for the third quarter 2002 was 31 percent compared to 32 percent for the third quarter of 2001. This year’s third quarter expense reflected a $3.7 million decrease (there will be a similar decrease in the fourth quarter) resulting from a change in the tax status of a subsidiary of First Tennessee Bank National Association. This change will not affect next year’s tax expense.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of the risk of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience, specific analysis of commercial credits over $1 million, current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses decreased 10 percent to $20.5 million in 2002 compared to $22.8 million in 2001. This decline resulted from a $7.4 million reduction in provision due to the change in the risk profile of the loan portfolio after the sale of most of First Horizon Money Centers’ loan portfolio. Excluding the impact of this reduction, provision would have increased $5.1 million from third quarter last year, primarily due to higher loss experience, resulting from the impact of changes in economic conditions on our customer base and increased volume of repurchased loans. Additional asset quality information is provided in Table 4 – Asset Quality Information and Table 5 – Net Charge-off Ratios.

Table 4 — Asset Quality Information

	September 30

(Dollars in thousands)	2002	2001

Lending activities*:
Nonperforming loans	$53,691	$48,594
Foreclosed real estate	7,799	8,154
Other assets	112	146

Total lending activities	61,602	56,894

Mortgage production activities*:
Nonperforming loans	18,289	20,890
Foreclosed real estate	11,983	10,658

Total mortgage production activities	30,272	31,548

Total nonperforming assets	$91,874	$88,442

Loans and leases 30 to 89 days past due	$101,526	$93,836
Loans and leases 90 days past due	$33,838	$35,101
Potential problem assets**	$132,866	$108,141

	Third Quarter

	2002	2001

Allowance for loan losses:
Balance on June 30	$151,804	$148,658
Provision for loan losses***	20,447	22,778
Charge-offs	(27,436)	(23,542)
Loan recoveries	3,588	3,286

Balance on September 30	$148,403	$151,180

	September 30

	2002	2001

Allowance to total loans	1.36%	1.51%
Allowance to nonperforming loans	206	218
Nonperforming assets to total loans, foreclosed real estate and other assets (Lending Activities only)	.56	.57
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Production Activities only)	.06	.07

*	Lending activities include all activities associated with the loan portfolio. Mortgage production includes activities associated with the origination of mortgage loans available for sale.
**	Includes loans and leases 90 days past due.
***	Provision was reduced by $7.4 million in 2002 related to the change in First Tennessee’s risk profile after the sale of a portfolio of loans originated through First Horizon Money Centers.
Certain previous reported amounts have been adjusted to conform with current presentation.

Net charge-offs increased to $23.8 million or .89 percent of total loans for third quarter 2002 compared to $20.3 million or .81 percent of total loans for third quarter 2001. The net charge-off ratio for lending activities, which excludes mortgage production activities, decreased to .77 percent of loans from ..80 percent of loans for third quarter 2001. Net charge-offs have been impacted by the effect of First Horizon’s increased volume of repurchased loans in third quarter 2002 and by the effect that changes in economic conditions have had on the customer base. In addition, commercial net charge-offs were impacted by the deterioration of three commercial credits. The ratio of allowance for loan losses to total loans, net of unearned income (coverage ratio), was 1.36 percent on September 30, 2002, compared to 1.51 percent on September 30, 2001, due in part to the change in risk profile from the sale of First Horizon Money Centers’ loans.

Nonperforming loans were $72.0 million on September 30, 2002, and the ratio of nonperforming loans to total loans decreased to .66 percent. This compares to nonperforming loans of $69.5 million on September 30, 2001, and a nonperforming loan ratio of .69 percent. Nonperforming assets totaled $91.9 million on September 30, 2002, compared with $88.4 million on September 30, 2001. While relatively stable compared to last year, nonperforming assets increased by $10.8 million from second quarter 2002. This increase is primarily due to additional deterioration of four commercial credits. Three of the four credits were assigned specific reserves at June 30, 2002, but after further deterioration, additional provision was recorded in third quarter 2002. On September 30, 2002, First Tennessee had no concentrations of 10 percent or more of total loans in any single industry.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economy. In addition, asset quality ratios could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/reward profiles. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Table 5 — Net Charge-off Ratios*

	Third Quarter

	2002	2001

Commercial	.57%	.48%
Consumer real estate**	.53	.80
Other retail***	4.25	2.58
Credit card receivables	3.89	3.99
Total net charge-offs	.89	.81

*	Table 6 provides information on the relative size of each loan portfolio
**	Excludes $3.2 million and $.3 million of charge-offs for 2002 and 2001, respectively, related to loans classified as nonperforming from the warehouse and the repurchase of loans originated and previously sold by First Horizon Home Loans.
***	Excluding the impact of the Money Centers loan portfolio, which was divested in third quarter 2002, the other retail net charge-off ratio would have been 2.19 percent for third quarter 2002 and 1.40 percent for third quarter 2001.
Loans are averages expressed net of unearned income.

BUSINESS LINE REVIEW

There were several revenue and expense items in 2001 that make it difficult to compare this year’s results with last year’s results. The items were related to an initiative announced in 2000 to enhance growth and business mix (Strategic Initiative Items). The initiative, completed in fourth quarter 2001, resulted in net pre-tax revenue in excess of expenses of $33.7 million for the year 2001. However, there was no impact in third quarter 2001. In the discussions of business segment performance in the Financial Summary (comparison of first nine months of 2002 to first nine months of 2001) and in other quarters of 2002, these 2001 Strategic Initiative Items are excluded, but are disclosed separately as a segment.

FTN Banking Group

Pre-tax income for FTN Banking Group decreased 22 percent to $54.6 million for third quarter 2002, compared to $70.0 million for third quarter 2001. Total revenues for the segment were $185.6 million, an increase of 1 percent from $183.8 million in third quarter 2001. Total noninterest expense increased 15 percent in third quarter 2002 to $115.6 million from $100.9 million last year.

The acquisition of Synaxis Group, Inc. (Synaxis), a commercial insurance broker, on December 31, 2001, impacted the results of this quarter. The following discussion of FTN Banking Group’s performance is adjusted to exclude this acquisition.

Total revenues decreased 4 percent to $176.8 million for third quarter 2002. Net interest income decreased 4 percent to $112.7 million in 2002, primarily due to a change in the mix of the loan portfolio to floating rate products and due to the repricing of term assets in this low interest rate environment. As a result, the net interest margin from traditional banking activities has declined approximately 30 basis points since third quarter 2001. Fee income (noninterest income excluding securities gains and losses) decreased 4 percent to $64.2 million in 2002, reflecting declining trust and investment management fees resulting from a contraction in equity market valuations.

The provision for loan losses increased to $15.4 million in third quarter 2002 from $12.9 million last year primarily due to the continued impact on our customer base of an ongoing economic period of slow growth. Compared to the three-month period ending June 30, 2002, the provision increased $1.7 million from $13.7 million. Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the Tennessee economy.

Total noninterest expense was $106.8 million in third quarter 2002 compared to $100.9 million in 2001. Contributing to this increase was a higher level of marketing expense in third quarter 2002.

Going forward, as term assets continue to reprice to lower rates, net interest margin should decline further in the near-term. Over the long term First Tennessee’s relatively neutral balance sheet position should allow the net interest margin to stabilize after the effect of this repricing has occurred. When the equity market begins to recover, fee income, such as asset management and trust fees, should rebound.

First Horizon

Pre-tax income for First Horizon increased 144 percent to $58.6 million for third quarter 2002, compared to $24.0 million for third quarter 2001. Due to the sale near the end of the quarter of a portfolio of loans originated through First Horizon Money Centers and to the closing of the related Money Center offices, First Horizon’s pre-tax income was increased by $7.0 million. This net increase is the result of a $.4 million net loss generated from the loan sale and office closings, and a $7.4 million reduction of loan loss provision due to the change in the risk profile of the loan portfolio after the sale of the Money Center loans. The loan portfolio sale and the closing of offices will have a nominal impact on the earnings of First Horizon in future quarters.

Total revenues were $228.3 million, an increase of 43 percent from $159.7 million in 2001. Net interest income increased 42 percent to $62.0 million in 2002, reflecting the benefits of lower funding costs and a larger portfolio of loans held for sale (warehouse). Net interest spread on the warehouse, which was positively impacted by the lower funding costs and the relative steepness of the yield curve, increased to 4.11 percent in 2002 from 3.28 percent in 2001. Total fee income increased 43 percent to $166.3 million in 2002. Fee income consists primarily of mortgage banking-related fees from the origination process, fees from mortgage servicing and mortgage servicing rights (MSR) net hedge gains or losses. Total fee income is net of amortization, impairment and other expenses related to MSR and related hedges.

Origination activity increased 71 percent to $9.2 billion and loan sales into the secondary market increased 43 percent to $7.5 billion in third quarter 2002 compared to last year. Driven by low mortgage interest rates, refinance activity represented 66 percent of total originations during the quarter compared to 51 percent in third quarter 2001. Loan origination fees increased 31 percent to $61.6 million compared to third quarter 2001, reflecting the increased origination activity and increased loan sales into the secondary market. Secondary marketing activities increased to $104.1 million from the $82.1 million recorded in the comparable quarter last year. The increase was primarily the result of a $30.6 million increase in net secondary trading gains primarily due to the favorable interest rate environment experienced during the quarter. The favorable experience in net secondary trading gains was partially offset by an $8.6 million reduction in MSR revenues recognized on loans delivered during the quarter. The reduction in MSR revenues reflects a 38 percent decrease in the capitalized net present value of MSR’s created during the quarter as a result of increased prepayment assumptions used to value the retained servicing rights.

Fees associated with mortgage servicing increased 5 percent to $42.3 million in 2002, primarily due to an 18 percent increase in the servicing portfolio. On September 30, 2002, the mortgage-servicing portfolio totaled $52.1 billion, compared to $44.2 billion on September 30, 2001. Servicing fees were negatively impacted in third quarter 2002 by a lower level of GNMA mortgages, which earn higher servicing fees.

MSR amortization was $28.2 million for third quarter 2002 compared with $29.5 million in 2001. In third quarter 2002 there was a MSR impairment loss of $42.5 million compared to a $44.6 million loss in third quarter 2001. Net MSR hedging gains (including the effect of time decay) were $18.7 million in third quarter 2002 compared to $8.7 million net gains in 2001.

The provision for loan losses decreased to $4.3 million in third quarter 2002 compared to $9.7 million in 2001, due to the $7.4 million reduction in provision resulting from the change in risk profile after the sale of the Money Center loans. Excluding the impact of this reduction near the end of the quarter, provision would have increased $2.0 million. Going forward, net charge-offs and the provision for loan losses should decrease due to this change in risk profile.

Total noninterest expense increased 31 percent to $165.4 million in third quarter 2002. The increase was primarily the result of a 31 percent increase in personnel expense that includes the impact of increased commission expense related to the increased mortgage origination volume produced during the quarter. Also included is the impact of the investment made by First Horizon in growing the retail sales force. Since the end of third quarter 2001, the retail sales force has increased 51 percent.

Other consumer lending activities within First Horizon are comprised of lending activities related to national consumer finance and national cross-sell strategies. These lending activities had average outstandings of $2.1 billion for third quarter 2002, which represents a 31 percent increase from 2001. Third quarter 2002 originations were $.4 billion.

Going forward, fee income from refinance loan originations will depend on mortgage interest rates. An increase in rates should reduce origination fees and profit from the sale of loans, but should also reduce MSR amortization expense and impairment losses, while a decrease in rates should increase this net revenue. Flat to rising interest rates should reduce net secondary marketing trading gains, while falling rates should increase this net revenue. If total origination volume increases and/or the yield curve steepens, net interest income from the warehouse should increase, while if volume decreases and/or the yield curve flattens, this revenue should decrease. The continuing success of national cross-sell strategies should increase revenues from products other than traditional mortgage origination and servicing.

FTN Financial

Pre-tax income for FTN Financial increased 19 percent to $42.9 million for third quarter 2002, compared to $35.9 million for third quarter 2001.

Total revenues were $134.6 million, an increase of 36 percent from $98.9 million in 2001. Fee income increased 38 percent to $125.7 million in 2002. This increased revenue reflects continued growth and penetration into our targeted institutional customer base through expanded products, services, sales force and marketing efforts. This growth has been influenced by the increased liquidity our customers have experienced as deposit growth has exceeded loan growth. Revenue growth has also been favorably impacted by changes in the interest rate environment and the equity markets. Revenues from non-traditional product initiatives grew by 14 percent in third quarter 2002 compared to last year.

The provision for loan losses was $.8 million in third quarter 2002 compared to $.2 million in third quarter 2001.

Total noninterest expense increased 45 percent to $90.9 million in third quarter 2002 primarily due to an increase in personnel expense, the largest component of noninterest expense, resulting from commissions and incentives associated with the higher fee income this year.

Going forward, revenues will fluctuate based on factors which include the expansion of the customer base, the volume of investment banking transactions and the introduction of new products, as well as the strength of loan growth in the U.S. economy and volatility in the interest rate environment and the equity markets.

Transaction Processing

Pre-tax income for Transaction Processing was $5.7 million for third quarter 2002, compared to $6.0 million for third quarter 2001. Contributing to this decline was the negative effect the slowdown in the hospitality industry had on the contribution of merchant processing to this segment.

Corporate

Corporate had a third quarter pre-tax loss of $22.4 million in 2002, compared to a pre-tax loss of $4.1 million in 2001. Included in the pre-tax loss for third quarter 2002 is the $13.0 million contribution to First Tennessee Foundation. In addition, select components of SFAS 133 hedge ineffectiveness resulted in a pre-tax net decrease of $4.5 million from third quarter 2001.

Strategic Initiative Items

First Tennessee’s third quarter 2000 earnings press release dated October 18, 2000, announced an ongoing initiative to enhance growth and business mix, in which several slower growth businesses were being considered for divestiture. Several strategic divestitures occurred in 2000 and 2001 – the corporate and municipal trust business and the MONEY BELT ATM network in fourth quarter 2000; the single relationship credit card portfolio in fourth quarter 2000 and first quarter 2001; and the student loan portfolio, Peoples and Union Bank, and a partnership interest in Check Solutions Company in second quarter 2001. In connection with this announced initiative, First Tennessee also announced plans to incur costs and expenses associated with various revenue and expense enhancement programs. First Tennessee has disclosed these revenue and expense items (“Strategic Initiative Items”) separately in order to enhance the comparability of period-to-period results. There was no third quarter 2001 financial statement impact due to Strategic Initiative Items.

BALANCE SHEET REVIEW

Earning assets

Earning assets primarily consist of loans, loans held for sale and investment securities. For third quarter 2002, earning assets averaged $17.3 billion compared with $15.8 billion for third quarter 2001. On September 30, 2002, First Tennessee reported total assets of $22.7 billion compared with $19.7 billion on September 30, 2001. Average total assets increased 9 percent to $20.6 billion from $18.8 billion in third quarter 2001.

Loans

Average total loans increased 8 percent for third quarter 2002 to $10.8 billion due primarily to an increase of 15 percent in retail loans while commercial loans grew 2 percent. Additional loan information is provided in Table 6.

Table 6 — Average Loans

	Third Quarter

		Percent	Growth		Percent
(Dollars in millions)	2002	of Total	Rate	2001	of Total

Commercial:
Commercial, financial and industrial	$3,941.9	36%	(2.1)%	$4,028.5	41%
Real estate commercial	1,056.6	10	13.5	930.9	9
Real estate construction	504.8	5	15.9	435.4	4
Retail:
Real estate residential	4,316.8	40	19.6	3,609.3	36
Real estate construction	278.2	3	50.9	184.4	2
Other retail	396.8	4	(18.0)	484.1	5
Credit card receivables	261.8	2	(6.3)	279.4	3

Total loans, net of unearned	$10,756.9	100%	8.1%	$9,952.0	100%

During years prior to 2002 certain retail loans have been securitized. The majority of these securities are owned by subsidiaries of First Tennessee, including FTBNA, and are classified as investment securities.

Loans Held for Sale / Investment Securities

Loans held for sale, consisting primarily of mortgage loans, increased 37 percent in 2002 to $3.0 billion from $2.2 billion due to the high level of originations in third quarter 2002. Average investment securities decreased 5 percent in third quarter 2002 to $2.4 billion from $2.5 billion.

Deposits / Other Sources of Funds

Core deposits grew 4 percent to $9.6 billion in third quarter 2002 compared to $9.2 billion in 2001. Interest-bearing core deposits decreased 2 percent to $5.8 billion from $5.9 billion due to the loss of funds related to one institutional investor. Excluding the effect of this investor, interest-bearing core deposits would have remained level in 2002. Noninterest-bearing deposits increased 16 percent in third quarter 2002 to $3.8 billion from $3.3 billion due to growth in a cash management investment product, demand deposit accounts, and mortgage escrow accounts. Short-term purchased funds increased 15 percent to $7.5 billion from $6.5 billion in third quarter 2001. Short-term purchased funds accounted for 42 percent of First Tennessee’s funding (core deposits, purchased funds and term borrowings) in third quarter 2002 compared to 40 percent in 2001. Term borrowings increased 12 percent to $.7 billion compared to $.6 billion for third quarter 2001.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers. The Asset/Liability Committee, a committee consisting of senior management that meets regularly, is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are First Tennessee’s primary source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For third quarter 2002, the average total loan to core deposit ratio was 112 percent compared with 108 percent in third quarter 2001. FTBNA has a bank note program available for additional liquidity, under which the bank may borrow funds from time to time, at maturities of 30 days to 30 years. On September 30, 2002, approximately $2.7 billion was available under current conditions through the bank note program as a long-term (greater than one year) funding source. First Tennessee also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings and debt offerings in its management of liquidity. No employee of First Tennessee benefits personally from any ownership in these arrangements.

First Tennessee has a loan funding arrangement with a commercial paper conduit facility. Loans made under this facility would qualify for First Tennessee’s highest grades of low risk commercial loans if First Tennessee had made these loans. First Tennessee provides a liquidity facility and a credit enhancement to the conduit that totaled $232.4 million on September 30, 2002. The loans in the conduit are not reflected on First Tennessee’s Statement of Condition. Given the relatively small volume of loans currently referred to the conduit, this facility does not represent a critical element of First Tennessee’s liquidity.

First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, First Tennessee Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. In many cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans. After sale, these loans are not reflected on the Consolidated Statement of Condition. Each of these government-sponsored entities has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. During third quarter 2002, approximately $5.6 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these government-sponsored entities. First Tennessee’s use of these government-sponsored entities as an efficient outlet for our mortgage loan production is an essential source of liquidity for First Tennessee and other participants in the housing industry.

Certain of First Horizon Home Loans’ originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $301 thousand (jumbo loans). First Horizon Home Loans pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Statement of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon Home Loans and other participants in the housing industry to monetize these assets. In most cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans and, on occasion, has retained senior principal-only certificates or interest-only strips that are classified on the Consolidated Statement of Condition as trading securities. On September 30, 2002, the outstanding principal amount of loans in these off-balance sheet business trusts was $4.4 billion. Given the significance of First Horizon Home Loans’ origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to First Tennessee.

Other securitization activity includes an automobile loan securitization in 2000. There was $31.0 million in unpaid principal balance of loans in the securitization trust on September 30, 2002. This securitization is not an essential element of First Tennessee’s liquidity.

In addition to these transactions, liquidity has been obtained in prior years through issuance of guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures through a consolidated Delaware business trust wholly owned by First Tennessee ($100.0 million on September 30, 2002) and through preferred stock issued by an indirect wholly owned subsidiary of First Tennessee ($44.3 million on September 30, 2002).

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

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debtholders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), First Tennessee, as of September 30, 2002, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $225 million. In addition, First Tennessee also has an effective capital securities shelf registration statement on file with the SEC under which up to $200 million of capital securities is available for issuance.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders’ equity was $1.6 billion on September 30, 2002, an increase of 13 percent from $1.4 billion on September 30, 2001. The increase in capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $127.6 million, or 3.5 million shares since September 30, 2001. First Tennessee’s board has previously approved the purchase of shares authorized for issuance under its stock option plans. On October 16, 2001, the board of directors extended from June 30, 2002, until December 31, 2004, the non-stock option plan-related repurchases of up to 9.5 million shares, previously approved in October 2000. Through September 30, 2002, 2.5 million shares have been repurchased pursuant to this authority. Pursuant to board authority, First Tennessee plans to continue to repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management.

Average shareholders’ equity increased 15 percent since third quarter 2001 to $1.6 billion from $1.4 billion, reflecting internal capital generation. The average shareholders’ equity to average assets ratio was 7.74 percent for third quarter 2002 compared to 7.37 percent for third quarter 2001. Unrealized market valuations had no material effect on the ratios during third quarter 2002.

On September 30, 2002, the corporation’s Tier 1 capital ratio was 8.76 percent, the total capital ratio was 11.51 percent and the leverage ratio was 7.36 percent. On September 30, 2002, First Tennessee’s bank affiliates had sufficient capital to qualify as well-capitalized institutions. As discussed in Deposits, Other Sources of Funds and Liquidity Management above, First Horizon Home Loans uses single-purpose business trusts to securitize and sell jumbo loans, which, therefore, are not reflected on First Tennessee’s Statement of Condition. Even if these loans had not been securitized and sold, and were included on the Statement of Condition, First Tennessee and all of its banking affiliates would have been well capitalized.

FINANCIAL SUMMARY (Comparison of first nine months of 2002 to first nine months of 2001)

Earnings for 2002 were $273.1 million and diluted earnings per common share were $2.09. Earnings for 2001 were $229.0 million and diluted earnings per common share were $1.74. Earnings for 2001 before debt restructurings and the cumulative effect of changes in accounting principles related to derivatives (SFAS No. 133 and EITF 99-00) were $240.4 million. Diluted earnings per common share before debt restructurings and the cumulative effect of changes in accounting principles were $1.82 in 2001. For the first nine months of 2002, return on average shareholders’ equity was 23.7 percent and return on average assets was 1.83 percent, while in 2001 these ratios were 22.2 percent and 1.61 percent, respectively.

Total revenue increased 14 percent, with a 16 percent increase in fee income and a 12 percent increase in net interest income. Fee income contributed 66 percent to total revenue in 2002 compared with 65 percent in 2001.

INCOME STATEMENT REVIEW

Noninterest income, excluding securities gains and losses, increased 16 percent for the first nine months of 2002 to $1,055.9 million from $912.4 million for the same period last year. The acquisition of Synaxis impacted the results of 2002, adding $29.5 million to noninterest income. Divestiture gains of $2.3 million in 2002 compared with gains of $81.5 million in 2001 (included in Strategic Initiative Items in 2001) also impacted the growth rate. Excluding the impact of Synaxis in 2002 and divestiture gains in both periods, total noninterest income would have increased 23 percent. Mortgage banking fee income increased 32 percent to $410.0 million from $311.5 million. During this period, fees from the mortgage origination process increased $70.1 million primarily due to the increased volume of loans sold into the secondary market combined with increased other gains from secondary marketing activities. MSR net hedge results (net of time decay) increased $35.1 million and mortgage servicing fee income increased $7.8 million compared to the first nine months of 2001. Amortization of capitalized mortgage servicing rights increased to $87.8 million from $82.7 million in 2001, and MSR impairment loss in 2002 was $98.8 million compared to $87.2 million in 2001. See Table 1 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 37 percent to $321.7 million from $234.8 million for 2001. Total securities bought and sold increased 22 percent to $1.2 trillion compared to 1.0 trillion for 2001. For the first nine months of 2002, fee income in deposit transactions and cash management grew 11 percent to $105.6 million from $94.7 million. Trust services and investment management fees decreased 12 percent to $38.2 million from $43.4 million for the same nine-month period. Insurance premiums and commissions increased 309 percent to $36.7 million from $8.9 million in 2001, primarily due to the acquisition of Synaxis; and merchant processing fees increased 3 percent to $35.8 million from $34.7 million in 2001, primarily due to a portfolio acquisition in second quarter 2002. All other income and commissions increased 3 percent to $105.6 million from $102.9 million. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 12 percent to $551.3 million from $492.8 million for the first nine months of 2001 while earning assets increased 5 percent to $16.7 billion from $15.9 billion in 2001. Year-to-date consolidated margin increased to 4.40 percent in 2002 from 4.12 percent in 2001. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first nine months of 2002 increased 16 percent to $1,128.8 million from $977.1 million in 2001. The acquisition of Synaxis impacted the results of 2002, adding $25.2 million to noninterest expense. Excluding the impact of Synaxis in 2002 and Strategic Initiative Items in 2001 (see BUSINESS LINE REVIEW — Strategic Initiative Items below), total noninterest expense would have increased 18 percent. Expenses in First Horizon and FTN Financial fluctuate based on the type and level of activity. Excluding First Horizon and FTN Financial in both periods, Synaxis in 2002 and Strategic Initiative Items in 2001, total operating expense increased 7 percent.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 23 percent to $698.2 million from $569.0 million in 2001. Equipment rentals, depreciation and maintenance expense decreased 9 percent in 2002 to $51.0 million from $55.9 million in 2001. Occupancy expense increased 4 percent to $55.5 million from $53.5 million in 2001. Communications and courier expense increased 10 percent to $38.9 million in 2002 from $35.4 million in 2001 primarily due to the increased activity levels of FTN Financial. Operations services remained level at $44.8 million in 2002 and 2001. Amortization of intangible assets decreased 45 percent to $4.6 million from $8.4 million in 2001. All other expense increased 12 percent to $235.8 million in 2002 from $210.1 million. The provision for loan losses increased 17 percent to $69.3 million from $59.2 million in the first nine months of 2001. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed. Additional information related to expenses by business line is provided in Table 3 (see also Business Line Review for additional information).

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

DEBT RESTRUCTURINGS

In second quarter 2001 there was a $5.1 million pre-tax ($3.2 million after-tax) loss related to debt restructurings. For financial statement presentation purposes this loss is treated as an extraordinary item and therefore, net income and earnings per share are indicated before and after the after-tax loss (see also Note 3 – Earnings Per Share).

BUSINESS LINE REVIEW

FTN Banking Group

For the first nine months of 2002, pre-tax income decreased 3 percent to $182.9 million from $188.1 million. Total revenues for the nine-month period were $568.8 million, an increase of 7 percent from $533.7 million in 2001. Total provision for the nine-month period increased 40 percent to $44.3 million from $31.6 million in 2001, and total noninterest expense increased 9 percent to $341.6 million from $314.0 million in 2001. The acquisition of Synaxis impacted total revenue and total noninterest expense results for the nine-month period. Excluding Synaxis, total revenues for the nine-month period increased 2 percent and total noninterest expense increased 1 percent. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

First Horizon

For the first nine months of 2002, pre-tax income increased 167 percent to $144.1 million from $54.0 million in 2001. Total revenues for the nine-month period were $596.5 million, an increase of 35 percent from $441.3 million in 2001. Total provision for the nine-month period decreased 7 percent to $24.9 million from $26.7 million in 2001, and total noninterest expense increased 19 percent to $427.5 million from $360.6 million in 2001.

During this period, fees from the mortgage origination process increased $70.1 million primarily due to the increased volume of loans sold into the secondary market combined with increased other gains from secondary marketing activities. MSR net hedge results (net of time decay) increased $35.1 million and mortgage servicing fee income increased $7.8 million compared to the first nine months of 2001. Amortization of capitalized mortgage servicing rights increased to $87.8 million from $82.7 million in 2001, and MSR impairment loss in 2002 was $98.8 million compared to $87.2 million in 2001. See Table 1 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.

Total noninterest expense increased primarily due to a 23 percent increase in personnel expense resulting from increased origination volume and investments in production expansion in 2002.

FTN Financial

For the first nine months of 2002, pre-tax income increased 27 percent to $116.3 million from $91.3 million in 2001. Total revenues for the nine-month period were $352.6 million, an increase of 37 percent from $257.2 million in 2001. Total provision for the nine-month period was $.1 million in 2002 compared to $.9 million in 2001. Total noninterest expense for the nine-month period increased 43 percent to $236.2 million from $165.0 million in 2001. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Transaction Processing

For the first nine months of 2002, pre-tax income increased 46 percent to $17.3 million from $11.9 million in 2001. This increase was primarily due to growth in net interest income due to the current interest rate environment and efficiency improvements in express processing operations.

Corporate

For the first nine months of 2002, Corporate had a pre-tax loss of $53.9 million compared to a pre-tax loss of $16.7 million in 2001. This increase in pre-tax loss was primarily due to (1) a net decrease of $14.0 million related to select components of SFAS 133 hedge ineffectiveness; (2) the $13.0 million contribution to First Tennessee Foundation in third quarter 2002; and (3) $6.6 million in expenses related to a specific litigation matter in first quarter 2002.

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

For the first nine months of 2001, Strategic Initiative Items resulted in total revenues of $78.2 million and total noninterest expense of $41.4 million.

BALANCE SHEET REVIEW

For the first nine months of 2002, total assets averaged $20.0 billion compared with $19.0 billion in 2001. Average loans grew 4 percent to $10.5 billion from $10.1 billion for the first nine months of 2001. Average commercial loans increased 1 percent to $5.5 billion from $5.4 billion in 2001. Retail loans increased 7 percent to $5.0 billion in 2002 compared to $4.7 billion in 2001. Average investment securities decreased 8 percent to $2.4 billion from $2.6 billion for 2001. Loans held for sale, consisting primarily of mortgage loans, increased 13 percent for the nine-month period to $2.5 billion from $2.2 billion in 2001.

For the first nine months of 2002, average core deposits increased 2 percent to $9.4 billion from $9.2 billion. While interest-bearing core deposits decreased 3 percent to $5.8 billion from $6.0 billion, noninterest-bearing deposits increased 12 percent to $3.6 billion from $3.2 billion in 2001. Short-term purchased funds increased 6 percent for the nine-month period to $7.2 billion from $6.8 billion. Term borrowings increased 21 percent for the first nine months of 2002 to $.6 billion from $.5 billion in 2001.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement, however, may not consistently reflect the effectiveness of longer-term hedges and, in First Tennessee’s view, can distort short-term measures of reported earnings. First Tennessee uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized MSR, which currently have an average life of three to four years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to First Tennessee over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if First Tennessee sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. First Tennessee believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

For its internal evaluation of performance for an applicable period, First Tennessee reclassified select components of SFAS 133 hedge ineffectiveness from the reported net income of the First Horizon segment to the Corporate segment. The internal evaluation of First Horizon’s long-term performance will include the long-term trend, if any, in these select components of SFAS 133 hedge ineffectiveness.

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

ACCOUNTING CHANGES

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9). This statement requires acquisitions of all or part of a financial institution meeting the definition of a business combination to be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. Any previously recorded unidentified intangible asset related to the acquisition of a financial institution must now be classified as goodwill and is subject to the impairment testing provisions of SFAS No. 142. Impairment testing of previously identified long-term customer-

relationship intangible assets will be subject to the impairment testing provisions of SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Provisions of this statement are effective for acquisitions on or after October 1, 2002. Provisions related to the accounting for impairment or disposal of certain long-term customer-relationship intangible assets and transition provisions for previously recognized unidentified intangible assets are effective on October 1, 2002. First Tennessee expects the impact of adopting this standard to be immaterial.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for the cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Prior to the effective date of this statement, costs associated with an exit or disposal plan were recognized at the date of commitment, as required under EITF Issued 94-3. This statement does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. First Tennessee expects the impact of adopting this standard to be immaterial.

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because of the rescission of SFAS No. 4. SFAS No. 44, which established accounting requirements for the effects of transition provisions of the Motor Carrier Act of 1980, is no longer necessary because the transition has been completed. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition this Statement also makes technical corrections to existing pronouncements, which are generally not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. First Tennessee expects the impact of adopting this standard to be immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this Item is contained in (a) Management’s Discussion and Analysis of Results of Operations and Financial Condition in Item 2 of this report at pages 17 through 37, (b) the Section entitled Risk Management-Interest Rate Risk Management of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Financial Appendix to First Tennessee’s 2002 Proxy Statement at pages F-27 through F-31 and (c) the Interest Rate Risk Management subsection of Note 1 to First Tennessee’s consolidated financial statements at pages F-52 through F-53 of the Financial Appendix to First Tennessee’s 2002 Proxy Statement, and which information is incorporated herein by reference. Current information related to First Tennessee’s risk sensitivity position for financial instruments held for purposes other than trading is provided below. The derivative financial instruments listed in the following table are shown at both notional and fair values. This table also details First Tennessee’s interest rate sensitivity profile on September 30, 2002, based on projected cash flows using anticipated sale date on loans held for sale, contractual maturity for loans, and expected repayment dates for securities. The information provided below is forward-looking. Actual results could differ because of interest rate movements, the ability of management to execute its business plans and other factors, including those presented in the Forward-Looking Statements section of this MD&A.

Risk Sensitivity Analysis
Held For Purposes Other Than Trading	Within 1	Within 2	Within 3	Within 4	Within 5	After 5		Fair
(Dollars in millions)	year	years	years	years	years	years	Total	Value

Assets:
Loans, net of unearned income*:
Floating	$2,934	$435	$235	$181	$273	$2,505	$6,563	$6,565
Average interest rate	5.00%	4.07%	4.06%	4.09%	4.03%	5.17%	4.90%
Fixed	$738	$480	$368	$503	$603	$1,596	$4,288	$4,363
Average interest rate	6.83%	7.59%	7.53%	7.44%	6.96%	8.64%	7.74%
Loans held for sale	$3,792	—	—	—	—	—	$3,792	$3,805
Average interest rate	5.87%	—	—	—	—	—	5.87%
Investment securities — fixed	$990	$460	$286	$191	$182	$439	$2,548	$2,557
Average interest rate	6.02%	6.09%	5.86%	5.84%	5.93%	5.14%	5.84%
Liquid assets — floating**	$409	$15	$16	$16	$16	$16	$488	$488
Average interest rate	1.83%	10.08%	10.08%	10.08%	10.08%	10.08%	3.17%

Liabilities:
Interest-bearing deposits:
Floating	$2,454	—	—	—	—	$260	$2,714	$2,714
Average interest rate	1.48%	—	—	—	—	1.38%	1.47%
Fixed	$4,373	$355	$451	$154	$204	$1,197	$6,734	$6,769
Average interest rate	2.07%	3.34%	4.04%	3.13%	3.78%	.88%	2.13%
Short-term borrowings:
Floating	$4,156	—	—	—	—	—	$4,156	$4,156
Average interest rate	1.76%	—	—	—	—	—	1.76%
Fixed	$20	—	—	—	—	—	$20	$20
Average interest rate	1.33%	—	—	—	—	—	1.33%
Term borrowings — fixed	$281	$6	$53	$76	$4	$235	$655	$685
Average interest rate	2.54%	4.57%	4.28%	6.88%	4.62%	6.00%	4.45%
Guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures — fixed	—	—	—	—	—	$100	$100	$105
Average interest rate	—	—	—	—	—	8.07%	8.07%
Preferred stock of subsidiary — fixed	—	—	—	—	—	$44	$44	$48
Average interest rate	—	—	—	—	—	9.50%	9.50%

*	Excludes nonaccrual loans.
**	Consists of federal funds sold, securities purchased under agreements to resell, investments in time deposits, and mortgage banking trading securities.

Risk Sensitivity Analysis (continued)
Held For Purposes Other Than Trading (continued)	Within 1	Within 2	Within 3	Within 4	Within 5	After 5		Fair
(Dollars in millions)	year	years	years	years	years	years	Total	Value

Derivatives (notional value):
Mortgage banking:
Pipeline and warehouse hedging
Forward contracts -
Commitments to sell	$6,129	—	—	—	—	—	$6,129	$(63)
Weighted average settlement price	100.38%	—	—	—	—	—	100.38%
Servicing portfolio hedging
Swaptions	$500	—	—	—	—	—	$500	$6
Weighted average strike price	4.05%	—	—	—	—	—	4.05%
Swaps	—	—	—	—	—	$2,050	$2,050	$314
Average pay rate (floating)	—	—	—	—	—	1.84%	1.84%
Average receive rate (fixed)	—	—	—	—	—	5.86%	5.86%
Forward contracts purchased	$1,945	—	—	—	—	—	$1,945	$40
Weighted average strike price	6.00%	—	—	—	—	—	6.00%
Other
Floors purchased	$500	$4,850	—	—	—	—	$5,350	$50
Weighted average strike price	5.38%	4.39%	—	—	—	—	4.48%
Floors written	$500	$4,850	—	—	—	—	$5,350	$50
Weighted average strike price	5.38%	4.39%	—	—	—	—	4.48%
Interest rate lock commitments	$6,668	—	—	—	—	—	$6,668	$61
Average locked rate	6.01%	—	—	—	—	—	6.01%
Interest rate risk management:
Swaps	$20	—	$25	$21	$10	$50	$126	$7
Average pay rate (floating)	1.86%	—	—	1.85%	1.82%	—	1.85%
Average receive rate (fixed)	2.30%	—	5.50%	5.38%	4.15%	5.25%	4.76%
Swaps	$100	—	$25	$21	$10	$50	$206	$(8)
Average pay rate (fixed)	5.10%	—	5.24%	5.26%	3.93%	5.07%	5.07%
Average receive rate (floating)	1.88%	—	—	1.85%	1.82%	—	1.87%
Swaps	$50	—	—	—	—	—	$50	*
Average pay rate (floating)	1.86%	—	—	—	—	—	1.86%
Average receive rate (floating)	1.96%	—	—	—	—	—	1.96%
Caps:
Purchased	—	—	$9	—	—	—	$9	*
Weighted average strike price	—	—	4.00%	—	—	—	4.00%
Written	—	—	$(9)	—	—	—	$(9)	*
Weighted average strike price	—	—	4.00%	—	—	—	4.00%
Equity options purchased	$2	—	—	—	—	—	$2	*
Weighted average strike price	$1,117	—	—	—	—	—	$1,117

*Amount is less than $500,000

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. First Tennessee’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of First Tennessee’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to First Tennessee and First Tennessee’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in First Tennessee’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.

OTHER INFORMATION

Items 1, 2, 3, 4 and 5

As of the end of the third quarter, 2002, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.	Description

3(ii)	Bylaws of the Corporation, as amended and restated

4	Instruments defining the rights of security holders, including indentures*

10(c)	1997 Employee Stock Option Plan, as amended and restated**

99(c)	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 1 to the Corporation’s consolidated financial statements, contained, respectively, at pages F-27 - F-31 and pages F-52 - F-53, in the financial appendix to the Corporation’s Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 16, 2002, filed March 18, 2002, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.

(b)  Reports on Form 8-K.

A report on Form 8-K was filed on July 17, 2002 (with a Date of Report of July 16, 2002) disclosing under Item 5 the appointment of J. Kenneth Glass as Chief Executive Officer of the Corporation.

A report on Form 8-K was furnished on August 12, 2002, disclosing under Item 9 that the Corporation was furnishing as exhibits officer certifications under section 906 of the Sarbanes-Oxley Act of 2002 and statements under oath pursuant to the SEC’s 6-27-02 Order.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TENNESSEE NATIONAL CORPORATION (Registrant)

DATE: 11/12/02	By:	/s/ Elbert L. Thomas, Jr.
Elbert L. Thomas, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

FIRST TENNESSEE NATIONAL CORPORATION
SECTION 302 CERTIFICATIONS
(QUARTERLY REPORT)

CERTIFICATIONS

I, J. Kenneth Glass, the President and Chief Executive Officer of First Tennessee National Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Tennessee National Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     November 12, 2002

/s/ J. Kenneth Glass

J. Kenneth Glass
President and Chief Executive Officer

I, Elbert L. Thomas, Jr., Executive Vice President and Chief Financial Officer of First Tennessee National Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Tennessee National Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     November 12, 2002

/s/Elbert L. Thomas, Jr.

Elbert L. Thomas, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(ii)	Bylaws of the Corporation, as amended and restated

4	Instruments defining the rights of security holders, including indentures*

10(c)	1997 Employee Stock Option Plan, as amended and restated**

99(c)	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 1 to the Corporation’s consolidated financial statements, contained, respectively, at pages F-27 - F-31 and pages F-52 - F-53, in the financial appendix to the Corporation’s Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 16, 2002, filed March 18, 2002, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.