Form 10-K
period 2002-12-31
FIRST TENNESSEE NATIONAL CORP
filed 2003-03-19
CIK 36966

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _______________ to _______________

Commission File Number 000-4491

FIRST TENNESSEE NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

TENNESSEE	62-0803242
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

165 Madison Avenue, Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code: 901-523-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

$0.625 Par Value Common Capital Stock (including rights attached thereto)	New York Stock Exchange, Inc.

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

[X]    YES          NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At February 21, 2003, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $4.6 billion.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES   [X]          NO  [  ]

At June 28, 2002, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $4.7 billion.

At February 21, 2003, the registrant had 125,710,620 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/15/03 — Parts I, II, III and IV.

PART I

ITEM 1
BUSINESS

General.

      First Tennessee National Corporation (the “Corporation”) is a Tennessee corporation incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and elected, effective March 13, 2000, to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act. See “Supervision and Regulation — Financial Modernization Legislation” below. At December 31, 2002, the Corporation had total assets of $23.8 billion and ranked second in terms of total assets among Tennessee-headquartered bank holding companies and ranked 31st nationally.

      Through its principal subsidiary, First Tennessee Bank National Association (the “Bank”), and its other banking and banking-related subsidiaries, the Corporation provides diversified financial services though six business segments, FTN Banking Group, First Horizon, FTN Financial, Transaction Processing, Corporate and Strategic Initiative Items, which are described in more detail in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements contained in an Appendix to the Corporation’s Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders scheduled for April 15, 2003 (herein referred to, including such Appendix, as the “2003 Proxy Statement”), which note is incorporated herein by reference. During 2002 approximately 67% of revenues were provided by fee income and approximately 33% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 14 of Part IV hereto.

      The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864 and operates primarily on a regional basis. During 2002 through its various business segments, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.38 billion and contributed substantially all of consolidated net income from continuing operations. At December 31, 2002, the Bank had $23.4 billion in total assets, $15.5 billion in total deposits, and $11.1 billion in net loans. Among Tennessee headquartered banks at September 30, 2002, the Bank ranked second in terms of total assets and ranked first in Tennessee deposit market share. Nationally, it ranked 40th among banks in terms of total assets as of September 30, 2002. On December 31, 2002, the Corporation’s subsidiary banks had 464 banking locations (176 financial centers and 288 off-premises ATMs) in 21 Tennessee counties, including all of the major metropolitan areas of the state, 12 banking locations (6 financial centers and 6 off-premises ATMs) in Mississippi and 9 banking locations (4 financial centers and 5 off-premises ATMs) in Arkansas, and 3 consumer finance offices with customers in 46 states. First Horizon Home Loan Corporation, a subsidiary of the Bank, and its affiliates, at December 31, 2002, provided mortgage banking services through approximately 187 offices in 37 states and, as of December 31, 2002, ranked in the top 20 nationally in retail mortgage loan originations and mortgage loan servicing, as reported by Inside Mortgage Finance. FTN Financial Group, at December 31, 2002, had 17 offices in 13 states, and

FTN Financial Capital Markets, a division of the Bank, ranked as one of the leading underwriters of U.S. agency debt.

      The Corporation provides the following services through its subsidiaries:

•	general banking services for consumers, businesses, financial institutions, and governments

•	mortgage banking services

•	through FTN Financial-sales and underwriting of bank-eligible securities and securities eligible for underwriting by financial subsidiaries, mortgage loans and advisory services, and equity research.

•	transaction processing — credit card merchant processing, nationwide check clearing services, and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	discount brokerage and brokerage

•	venture capital

•	equipment finance

•	investment and financial advisory services, including investment advisor to First Funds, a family of mutual funds

•	mutual fund sales as agent

•	retail and commercial insurance sales as agent

•	private mortgage reinsurance

•	consumer finance lending

      An element of the Corporation’s business strategy is to seek acquisitions and consider divestitures that would enhance long-term shareholder value. The Corporation has a department charged with this responsibility which is constantly reviewing and developing opportunities to achieve this element of the Corporation’s strategy. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements.

      All of the Corporation’s subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The subsidiary banks are supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc. and First Tennessee Advisory Services, a separately identifiable department of the Bank, are registered with the SEC as investment advisers. First Tennessee Brokerage, Inc. is registered as an investment adviser in all states where it conducts advisory business for which registration is required. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., FTN Financial Securities Corporation and Midwest Research Securities Corporation are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Horizon Home Loan Corporation is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller. First Tennessee Insurance Services (“FTIS”), a department of the Bank, and First Horizon Insurance Services, Inc. (“FHIS”) are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a monoline insurance company. FT Insurance Corporation is licensed as an insurance agency in Alabama. Synaxis, Inc.’s subsidiaries, which include Polk & Sullivan Group, Inc., Mann, Smith & Cummings, Inc., MASMIC, Inc., Merritt & McKenzie, Inc., Frost Specialty Risk, Inc., and Van Meter Insurance, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corporation, Midwest Research Securities Corporation, FHIS and all of the subsidiaries listed in the preceding sentence are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.

      Expenditures for research and development activities were not material for the years 2000, 2001 or 2002.

      Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

      At December 31, 2002, the Corporation and its subsidiaries had 10,632 full-time-equivalent employees, not including contract labor for certain services.

      For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis and Glossary sections contained in the 2003 Proxy Statement, which sections are incorporated herein by reference.

      The Corporation’s Internet address is The Corporation makes available free of charge on its Internet website is annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

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

      General

      The Corporation is a bank holding company and financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Corporation is subject to the regulation and supervision of and examination by the Federal Reserve under the BHCA. The Corporation is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.

      Under the BHCA, prior to March 13, 2000, bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve, and a bank holding company and its subsidiaries were generally limited to engaging in banking and activities found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Since March 13, 2000, eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature” generally without the prior approval of the Federal Reserve. See “Financial Modernization Legislation” below.

      In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2002, the Corporation estimates that it held approximately 16% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “— Interstate Banking and Branching Legislation” below.

      The Corporation’s subsidiary banks (the “Subsidiary Banks”) are subject to supervision and examination by federal banking agencies. The Bank and First National Bank of Springdale, Springdale, Arkansas, are national banking associations subject to regulation and supervision by the Comptroller as their primary federal regulator. In addition, the Subsidiary Banks are insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the “FDIC”). The Subsidiary Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

      Each Subsidiary Bank is a national bank and as such is required by federal law to obtain the prior approval of the Comptroller for the payment of dividends if the total of all dividends declared by the board of directors of such Subsidiary Bank in any year will exceed the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

      If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve, the Comptroller and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

      In addition, under the Federal Deposit Insurance Act (“FDIA”), an FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

      At December 31, 2002, under dividend restrictions imposed under applicable federal laws, the Subsidiary Banks, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $367 million. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving.

      The payment of dividends by the Corporation and the Subsidiary Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants.

      Transactions with Affiliates

      There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Subsidiary Banks) can borrow or otherwise obtain credit from the Subsidiary Banks. There are also legal restrictions on the Subsidiary Banks’ purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, a Subsidiary Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, a Subsidiary Bank (including for purposes of this paragraph all subsidiaries of such Subsidiary Bank) may not extend credit to the Corporation or to any other affiliate (other than another Subsidiary Bank and certain exempted affiliates) in an amount which exceeds 10% of the Subsidiary Bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Subsidiary Banks to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between a Subsidiary Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such Subsidiary Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

      Capital Adequacy

      The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2002, the Corporation’s consolidated Tier 1 Capital and Total Capital ratios were 8.93% and 11.54%, respectively.

      The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. Based on present practices and activity levels, those trading related market risk rules have no significant impact on the Corporation’s regulatory capital requirements.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2002 was 6.91%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

      Each of the Subsidiary Banks is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that each of the Subsidiary Banks was in compliance with applicable minimum capital requirements as of December 31, 2002. Neither the Corporation nor any of the Subsidiary Banks has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

      Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “––Prompt Corrective Action.”

      The federal banking regulators have adopted a final rule which amends their regulatory capital standards regarding certain recourse obligations, direct credit substitutes, residual interests and other positions in securitized transactions that expose banking organizations to credit risk. The final rule, which was effective January 1, 2002 treats recourse obligations and direct credit substitutes more consistently than the current risk-based capital standards, and introduces a credit ratings-based approach to assigning risk weights within a securitization. In addition, the rule imposes a “dollar-for-dollar” capital charge on residual interests and a concentration limit of 25% of Tier 1 capital on credit-enhancing interest-only strips, a subset of residual interests. The Corporation does not expect the adoption of this final rule to have a material effect on the financial condition or results of operations of the Bank or the Corporation.

      In June 1999, the Basel Committee on Banking Supervision launched its efforts to develop an improved capital adequacy framework by issuing its proposals to revise the 1998 Capital Accord. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank’s capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee also proposes an explicit capital charge for operational risk to provide for problems like internal systems failure.

      The supervisory review aspect of the new framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy.

      In October 2002, the Basel Committee released a comprehensive field test of its proposals for banks (referred to as the third quantitative impact study, or QIS3), which focused on the proposed minimum capital requirements. The Committee intends to determine from QIS3 whether further modifications are required to the proposed capital adequacy framework prior to the release of a formal package for public comment in second quarter 2003. A final rule is expected in December 2003 with implementation of some form of the new guidelines expected in 2006. The Corporation cannot predict at this time whether the new capital adequacy framework will be adopted or in what form, or the effect it would have on the financial condition or results of operations of the Bank or the Corporation.

      Holding Company Structure and Support of Subsidiary Banks

      Because the Corporation is a holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Subsidiary Banks) except to the extent that the Corporation may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over the creditors in the event of liquidation of a bank subsidiary.

      Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

      Cross-Guarantee Liability

      Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Subsidiary Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Subsidiary Banks would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Corporation’s other Subsidiary Banks and a potential loss of the Corporation’s investment in such Subsidiary Banks.

      Prompt Corrective Action

      The FDIA requires, among other things, the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, an institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital ratio of at least 6% and a Total Capital ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a Leverage Ratio of less than 3% and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

      The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

      The Corporation believes that at December 31, 2002 all of the Subsidiary Banks had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

      Interstate Banking and Branching Legislation

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. Tennessee did not opt out of interstate branching. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Effective July 1, 2001, Tennessee permits de novo branching on a reciprocity basis. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

      Financial Modernization Legislation

      The Gramm-Leach-Bliley Act was enacted into law on November 12, 1999. The Act repeals or modifies a number of significant provisions of current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which impose restrictions on banking organizations’ ability to engage in certain types of activities. The Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. The Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements: (1) the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities, (2) the national bank and its depository institution affiliates must each be well-capitalized and well-managed, (3) the aggregate consolidated total assets of all of the national bank’s financial subsidiaries must not exceed 45% of the national bank’s consolidated total assets or, if less, $50 billion, (4) the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary, and (5) if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories (or if in the second fifty largest banks, an alternative requirement is that the national bank has a current long-term issuer credit rating within the three highest investment grade rating categories). No new financial activity may be commenced under the Act unless the national bank and all of its depository institution affiliates have at least “satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the Act contains a number of other provisions that may affect the Bank’s operations, including functional regulation of the Bank’s securities and investment management operations by the SEC and the Bank’s insurance operations by the States and limitations on the use and disclosure to third parties of customer information. The Act generally became effective March 11, 2000, although certain provisions took effect later, such as functional regulation (May 12, 2001, except for certain matters), and compliance with privacy regulations was required by July 1, 2001. The Corporation has elected to become a financial holding company and currently, the Bank has nine financial subsidiaries. The Corporation cannot predict at this time the potential effect that the Act will have on its business and operations, although the Corporation expects that the general effect of the Act will be to increase competition in the financial services industry generally.

      FDIC Insurance Assessments; DIFA

      The FDIC insurance premium charged on bank deposits insured by the Bank Insurance Fund (“BIF”) and on deposits insured by the Savings Association Insurance Fund (“SAIF”), including savings association deposits acquired by banks, ranges from 0 to 31 cents per $100 of deposits, depending on the institution’s risk classification, based on capital and supervisory risk factors. The Deposit Insurance Funds Act of 1996 (“DIFA”) provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to any assessments imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation (“FICO”) bonds. All banks are assessed to pay the interest due on FICO bonds. The cost to the Corporation on an annual basis is immaterial.

      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

      Depositor Preference

      Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

      Securities Regulation

      Certain of the Corporation’s subsidiaries are subject to various securities laws and regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate.

      The Corporation’s registered broker-dealer subsidiaries are subject to the SEC’s net capital rule, Rule 15c3-1. That rule requires the maintenance of minimum net capital and limits the ability of the broker-dealer to transfer large amounts of capital to a parent company or affiliate. Compliance with the rule could limit operations that require intensive use of capital, such as underwriting and trading.

      Certain of the Corporation’s subsidiaries and a division of the Bank are registered investment advisers who are regulated under the Investment Advisers Act of 1940. These subsidiaries, among other activities, provide investment advice to investment companies regulated under the Investment Company Act of 1940. Advisory contracts with these investment companies automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained. Subsidiaries of the Corporation are subject to certain restrictions in their dealings with investment companies advised by a subsidiary of the Corporation.

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

Competition.

      The Corporation and its subsidiaries face substantial competition in all aspects of the businesses in which they engage from national and state banks located in Tennessee and large out-of-state banks as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market mutual funds, insurance companies, securities firms, mortgage banking companies and others. For certain information on the competitive position of the Corporation and the Bank, refer to the “General” subsection above of this Item 1. Also, refer to the subsections entitled “Supervision and Regulation” and “Effect of Governmental Policies,” both of which are relevant to an analysis of the Corporation’s competitors. Due to the intense competition in the financial industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds.

      Specific reference is made to the Management’s Discussion and Analysis and Glossary sections, including the subsection entitled “Deposits, Other Sources of Funds, and Liquidity Management,” contained in the 2003 Proxy Statement, which sections are incorporated herein by reference.

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

Statistical Information Required by Guide 3.

      The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis and Glossary sections in the 2003 Proxy Statement; certain information not contained in the 2003 Proxy Statement, but required by Guide 3, is contained in the tables immediately following:

FIRST TENNESSEE NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
AS OF DECEMBER 31
(Unaudited)

Investment Portfolio

(Dollars in thousands)	2002	2001	2000

Mortgage-backed securities & collateralized mortgage obligations	$2,396,530	$2,153,012	$2,303,079
U.S. Treasury and other U. S. government agencies	84,575	136,827	143,152
States and political subdivisions	28,890	45,416	55,976
Other	190,290	190,615	336,849

Total	$2,700,285	$2,525,870	$2,839,056

Loan Portfolio

(Dollars in thousands)	2002	2001	2000	1999	1998

Commercial:
Commercial, financial and industrial	$4,134,158	$4,176,738	$3,964,396	$3,660,642	$3,460,215
Real estate commercial	1,037,341	929,036	946,903	776,553	667,674
Real estate construction	551,449	492,531	415,713	353,659	303,759
Retail:
Real estate residential	4,721,307	3,732,767	3,573,260	2,814,249	2,476,355
Real estate construction	342,127	211,429	179,515	132,740	73,115
Other retail	286,069	459,510	840,228	1,018,110	981,479
Credit card receivables	272,994	281,132	319,435	607,205	594,467

Total	$11,345,445	$10,283,143	$10,239,450	$9,363,158	$8,557,064

Short-Term Borrowings

(Dollars in thousands)	2002	2001	2000

Federal funds purchased and securities sold under agreements to repurchase	$3,126,350	$2,921,543	$2,981,026
Commercial paper	25,695	22,273	19,169
Other short-term borrowings	335,513	426,878	437,366

Total	$3,487,558	$3,370,694	$3,437,561

Maturities of Short-Term Purchased Funds on December 31, 2002

	0-3	3-6	6-12	Over 12
(Dollars in thousands)	Months	Months	Months	Months	Total

Certificates of deposit $100,000 and more	$3,906,169	$96,513	$454,571	$355,553	$4,812,806
Federal funds purchased and securities sold under agreements to repurchase	3,126,350	—	—	—	3,126,350
Commercial paper and other short-term borrowings	354,342	5,117	262	1,487	361,208

Total	$7,386,861	$101,630	$454,833	$357,040	$8,300,364

Foreign Outstandings on December 31

	2002		2001		2000

		% Total		% Total		% Total
(Dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets

By country:
Israel	$1,011	.01%	$996	.01%	$1,062	.01%
Taiwan	287	—	601	—	556	—
Canada	264	—	174	—	790	.01
Korea	0	—	387	—	—	—
All other	49	—	1,047	.01	753	—

Total	$1,611	.01%	$3,205	.02%	$3,161	.02%

By type:
Loans:
Banks and other financial institutions	$236	—%	$1,962	.01%	$1,721	.01%
Governments and other institutions	999	—	987	.01	1,000	.01

Total loans	1,235	.01	2,949	.02	2,721	.02
Customers’ acceptances	297	—	—	—	384	—
Cash	67	—	252	—	33	—
Accrued interest receivable	12	—	4	—	23	—

Total	$1,611	.01%	$3,205	.02%	$3,161	.02%

Contractual Maturities of Commercial & Real Estate Construction Loans on December 31, 2002

		After 1 Year
(Dollars in thousands)	Within 1 Year	Within 5 Years	After 5 Years	Total

Commercial, financial and industrial	$2,359,120	$1,540,056	$234,982	$4,134,158
Real estate commercial	405,794	534,614	96,933	1,037,341
Commercial real estate construction	417,255	131,632	2,562	551,449
Consumer real estate construction	339,359	2,273	495	342,127

Total	$3,521,528	$2,208,575	$334,972	$6,065,075

For maturities over one year:
Interest rates — floating		$1,142,616	$107,200	$1,249,816
Interest rates — fixed		1,065,959	227,772	1,293,731

Total		$2,208,575	$334,972	$2,543,547

ITEM 2
PROPERTIES

      The Corporation has no properties that it considers materially important to its financial statements.

ITEM 3
LEGAL PROCEEDINGS

      The Corporation is a party to no material pending legal proceedings the nature of which are required to be disclosed pursuant to the Instructions contained in the Form of this Report.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

      There were no matters submitted during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 4A
EXECUTIVE OFFICERS OF REGISTRANT

      The following is a list of executive officers of the Corporation as of March 1, 2003. The executive officers are elected at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age	Offices and Positions - Year First Elected to Office

Charles G. Burkett	President – Retail Financial Services/Memphis
Age: 51	Financial Services of the Corporation and the Bank (2001)

J. Kenneth Glass	President (2001) and Chief Executive Officer (2002)
Age: 56	of the Corporation and the Bank

John H. Hamilton	Executive Vice President, Product Management and
Age: 53	Delivery Services (2002)

Herbert H. Hilliard	Executive Vice President, Risk Management (2001) and
Age: 55	Government Relations and CRA (1988) of the Corporation and the Bank

Ralph Horn	Chairman of the Board (1996) of the Corporation and
Age: 61	the Bank

Name and Age	Offices and Positions - Year First Elected to Office

Harry A. Johnson, III	Executive Vice President (1990) and General Counsel
Age: 54	(1988) of the Corporation and the Bank

James F. Keen	Senior Vice President, Chief Financial Officer (2002),
Age: 52	Corporate Controller of the Corporation (1988) and the Bank (2001) and principal accounting officer

Larry B. Martin	President – Business Financial Services of the
Age: 55	Corporation and the Bank (2001)

Marlin L. Mosby, III	Executive Vice President, Strategic Planning and
Age: 39	Investor Relations (2002)

Sarah L. Meyerrose	Executive Vice President, Corporate (2002) and
Age: 47	Employee Services (1998) of the Corporation and the Bank

John P. O’Connor, Jr.	Executive Vice President of the Corporation
Age: 59	(1990) and the Bank (1987) and Chief Credit Officer (1988)

      Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. From 1991 through July 2001, Mr. Horn also served as President of the Corporation and the Bank and from 1994 - July 2002 as Chief Executive Officer of the Corporation and the Bank. Prior to July of 2002, Mr. Glass was President and Chief Operating Officer of the Corporation and the Bank, and prior to July 2001, he was President-Retail Financial Services of the Corporation and the Bank. Prior to April of 2000, Mr. Glass was Executive Vice President of the Corporation and prior to April of 1999, he was President-Tennessee Banking Group of the Bank. The Personnel Division changed its name to the Employee Services Division in April of 1999. From July 2001 to July, 2002, Ms. Meyerrose was also Executive Vice President, Wealth Management. Prior to June of 1998, Ms. Meyerrose was President, Kingsport/Bristol of the Bank. Prior to July of 2001, Mr. Burkett was Executive Vice President, Manager Affluent Market of the Bank. Prior to July of 2001, Mr. Martin was Chairman and CEO-Knoxville of the Bank. Prior to June 2002, Mr. Hamilton was Executive Vice President, Manager Bank Services Group and prior to April 2002, he was Executive Vice President-Corporate Financial Services. Prior to April 1999, he was Executive Vice President-Manager Regional Banking. Prior to April 2002, Mr. Mosby was Senior Vice President, Strategic Planning. Mr. Keen was appointed Chief Financial Officer on an interim basis, effective December 1, 2002, pending the return of Elbert L. Thomas, Jr., as set forth in the Corporation’s Form 8-K, filed 10-16-02.

PART II

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

      (a)  Market for the Corporation’s Common Stock:

      The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FTN. As of December 31, 2002, there were 8,944 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial and Operating Data Table, Note 18 to the Consolidated Financial Statements, and the “Deposits, Other Sources of Funds, and Liquidity Management” subsection of the Management’s Discussion and Analysis section contained in the 2003 Proxy Statement and to the “Payment of Dividends” and “Transactions with Affiliates” subsections contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

      (b)  Sale of Unregistered Securities:

      During 2002 there were no sales of shares of the Corporation’s common stock without registration under the Securities Act of 1933, as amended.

      (c)  Description of the Corporation’s Capital Stock:

      Authorized Capital Stock. The authorized capital stock of the Corporation currently consists of 5,000,000 shares of preferred stock, without par value (“preferred stock”), which may be issued from time to time by resolution of the Corporation’s Board of Directors (the “Board”) and 400,000,000 shares of common stock, $0.625 par value (the “common stock”). As of December 31, 2002 there were 125,600,024 shares of common stock and no shares of preferred stock outstanding. As of that date, approximately 29 million shares of common stock were reserved for issuance under various stock plans, and no shares of preferred stock were reserved for issuance. Although shares have been reserved for issuance under the employee stock plans, the plans generally permit the Corporation to repurchase shares on the open market or privately for issuance under such plans. The Board has authorized management to repurchase shares from time to time for the plans. A total of 3.1 million shares were repurchased and 2.6 million shares were issued for the plans in 2002. Also, the Corporation has announced that the Board approved the repurchase of up to 9.5 million shares by December 31, 2004. Through December 31, 2002, 2.5 million shares were repurchased pursuant to this authority. Pursuant to Board authority, the Corporation plans to continue to purchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interest of the shareholders. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management. Also, the Corporation has on file with the SEC one effective shelf registration pursuant to which it may offer from time to time, at its discretion, senior or subordinated debt securities, preferred stock, including depository shares, and common stock at an aggregate initial offering price not to exceed $225 million (net of prior issuances) and another effective shelf registration pursuant to which up to $200 million of capital securities (guaranteed preferred beneficial interests in the Corporation’s subordinated debentures) is available for issuance.

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

      Common Stock. The Board is authorized to issue a maximum of 400,000,000 shares of common stock. The holders of the common stock are entitled to receive, ratably, such dividends as may be declared by the Board from funds legally available therefor, provided that if any shares of preferred stock are at the time outstanding, the payment of dividends on common stock or other distributions (including purchases of common stock) may be subject to the declaration and payment of full cumulative dividends, and the absence of arrearages in any mandatory sinking fund, on outstanding shares of preferred stock. The holders of the outstanding shares of common stock are entitled to one vote for each such share on all matters presented to shareholders and are not entitled to cumulate votes for the election of directors. Upon any dissolution, liquidation or winding up of the Corporation resulting in a distribution of assets to the shareholders, the holders of common stock are entitled to receive such assets ratably according to their respective holdings after payment of all liabilities and obligations and satisfaction of the liquidation preferences of any shares of preferred stock at the time outstanding. The shares of common stock have no preemptive, redemption, subscription or conversion rights. Under the Corporation’s Charter, the Board is authorized to issue authorized shares of common stock without further action by the shareholders. However, the common stock is traded on the New York Stock Exchange, Inc. which requires shareholder approval of the issuance of additional shares of common stock in certain situations. The Transfer Agent for the common stock is Wells Fargo Bank Minnesota, N.A.

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

      Shareholder Protection Rights Plan. On October 20, 1998, the Board adopted a Shareholder Protection Rights Agreement (the “Rights Plan”) and declared a dividend of one right on each share of common stock outstanding on November 2, 1998, or issued thereafter and prior to the time the rights separate and thereafter pursuant to options and convertible securities outstanding at the time the rights separate. The Rights Plan became operative upon the expiration on September 18, 1999 of a substantially identical plan that was adopted in 1989.

      Until the earlier of (i) the 10th business day (subject to certain adjustments by the Board) after commencement of a tender or exchange offer which, if consummated, would result in a person or group owning 10% or more (but not more than 50%) of the outstanding shares of common stock (an “Acquiring Person”) and (ii) the tenth business day (the “Flip-in Date”) after the first date of public announcement by the Corporation that a person has become an Acquiring Person, the Rights will be evidenced by the common stock certificates, will automatically trade with the common stock, and will not be exercisable. Thereafter, separate rights certificates will be distributed, and each right will entitle its holder to purchase one one-hundredth of a share of Participating Preferred Stock having economic and voting terms similar to those of one share of common stock for $150.00, subject to adjustment (the “Exercise Price”).

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

      If a Flip-in Date occurs, each Right (other than Rights beneficially owned by the Acquiring Person or its affiliates, associates or transferees, which Rights will become void) will entitle its holder to purchase a number of shares of common stock or Participating Preferred Stock having a market value of twice the Exercise Price for an amount in cash equal to the then-current Exercise Price. In addition, the Board may, at its option, at any time after a Flip-in Date, elect to exchange the Rights (other than Rights beneficially owned by the Acquiring Person or its affiliates, associates or transferees) for shares of common stock or a Participating Preferred Stock at an exchange ratio of one share of common stock or 1/100th of a share of Participating Preferred Stock per Right (the “Exchange Time”).

      Also, if after an Acquiring Person controls the Corporation’s Board of Directors, the Corporation is involved in a merger or sells more than 50% of its assets or earning power or is involved with an Acquiring Person in certain self-dealing transactions (or has entered into an agreement to do any of the foregoing) and, in the case of a merger, the Acquiring Person will receive different treatment than all other shareholders, each Right will entitle its holder to purchase a number of shares of common stock of the Acquiring Person having a market value of twice the Exercise Price for an amount in cash equal to the then-current Exercise Price.

      The Rights will not prevent a takeover of the Corporation. The Rights, however, may have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that acquires 10% or more of the outstanding common stock unless the Rights are first redeemed by the Corporation’s Board.

ITEM 6
SELECTED FINANCIAL DATA

      The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table in the 2003 Proxy Statement.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables in the 2003 Proxy Statement.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by this Item is incorporated herein by reference to the “Interstate Risk Management” subsection of Note 1 to the Consolidated Financial Statements and the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section contained in the 2003 Proxy Statement.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table in the 2003 Proxy Statement and to the report of the predecessor independent accountant included as Exhibit 99(d) to this report..

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information called for by this Item has been previously reported by the Corporation under Item 4 of Form 8-K, filed May 15, 2002, which is incorporated herein by reference.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this Item as it relates to directors and nominees for director of the Corporation is incorporated herein by reference to the “Election of Directors” section of the Corporation’s 2003 Proxy Statement (excluding the Audit Committee Report and the statements regarding the independence of members of the Audit Committee). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2003 Proxy Statement.

ITEM 11
EXECUTIVE COMPENSATION

      The information called for by this Item is incorporated herein by reference to the “Executive Compensation” section of the 2003 Proxy Statement (excluding the Board Compensation Committee Report and the Total Shareholder Return Performance Graph).

ITEM 12

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

      The information called for by this Item is incorporated herein by reference to the “Stock Ownership Information” section, the Stock Ownership Table, the “Equity Compensation Plan Information” subsection and the Equity Compensation Plan Information Table contained in the 2003 Proxy Statement.

      The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section of the 2003 Proxy Statement.

PART IV

ITEM 14
CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The Corporation’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that material information relating to the Corporation and the Corporation’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

      Changes in Internal Controls. There have not been any significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as a part of this Report:

      Financial Statements:

—	Consolidated Statements of Condition as of December 31, 2002 and 2001

—	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

—	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001, and 2000.

—	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002, 2001 and 2000.

—	Notes to the Consolidated Financial Statements

—	Report of Independent Public Accountants

—	Report of Predecessor Independent Public Accountant

The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 2003 Proxy Statement, as listed above, are incorporated herein by reference. The report of the predecessor independent public accountant is attached hereto as Exhibit 99(e) and incorporated herein by reference.

      Financial Statement Schedules: Not applicable.

      Exhibits:

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

(3)(i)	Restated Charter of the Corporation, as amended, incorporated herein by reference to Exhibit 3(i) to the Corporation’s 1997 Annual Report on Form 10-K.

(3)(ii)	Bylaws of the Corporation, as amended and restated, incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

(4)(a)	Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation’s Registration Statement on Form 8-A filed 10-23-98.

(4)(b)	The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2003 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(10)(a)	Management Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-01.

*(10)(b)	2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation’s 2000 Annual Report on Form 10-K.

*(10)(c)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*(10)(d)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*(10)(e)	1984 Stock Option Plan, as amended, 1-21-97 amendment and 10-22-97 amendment, incorporated herein by reference to Exhibit 10(e) to the Corporations 1992, 1996 and 1997 Annual Reports on Form 10-K.

*(10)(f)	1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97 and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation’s 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*(10)(g)	Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation’s 1997 Annual Report on Form 10-K.

*(10)(h)	Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-01 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation’s 1996 Annual Report on Form 10-K.

*(10)(i)	Amended and Restated Pension Restoration Plan, as amended and restated, incorporated herein by reference to Exhibit 10(i) to the Corporation’s 2001 Annual Report on Form 10-K.

*(10)(j)	Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*(10)(k)	Form of Severance Agreements dated 1-28-97, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1996 Annual Report on Form 10-K.

*(10)(l)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(l) to the Corporation 2000 Annual Report on Form 10-K.

*(10)(m)	Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation’s 1997 Annual Report on Form 10-K.

*(10)(n)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10(o) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-99.

*10(o)	John C. Kelley, Jr. Non-compete and Early Retirement Agreement, incorporated herein by reference to Exhibit 10(o) to the Corporation’s 2001 Annual Report on Form 10-K.

*10(p)	Susan Schmidt Bies Non-compete and Early Retirement Agreement, incorporated herein by reference to Exhibit 10(p) to the Corporation’s 2001 Annual Report on Form 10-K.

*10(q)	2002 Management Incentive Plan, incorporated herein by reference to Exhibit 10(q) to the Corporation’s 2001 Annual Report on Form 10-K.

*10(r)	2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation Proxy Statement furnished to shareholders in connection with the annual meeting scheduled for April 15, 2003, filed March 18, 2003.

*10(s)	2002 Bank Director and Advisory Board Member Deferral Plan.

*10(t)	[1997] Bank Director and Advisory Board Member Deferral Plan.

*10(u)	[1991] Bank Advisory Director Deferral Plan.

*10(v)	Non-employee Director Benefits, incorporated herein by reference to Exhibit 10(r) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-02.

16	Letter regarding change in certifying accountant, incorporated herein by reference to Exhibit 16 to the Corporation’s Form 8-K, filed May 16, 2002.

(21)	Subsidiaries of the Corporation.

23(a)	Accountants’ Consents.

23(b)	Registrant’s disclosure regarding Accountant’s Consent.

(24)	Powers of Attorney.

(99)(a)	The Corporation’s Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 15, 2003, including Financial Information Appendix and excluding the Board Compensation Committee Report, the Total Shareholder Return Performance Graph, the Audit Committee Report and the statements regarding the independence of members of the Audit Committee, filed March 18, 2003, and incorporated herein by reference.

(99)(b)	Annual Report on Form ll-K for the Corporation’s Savings Plan and Trust, for fiscal year ended 12/31/02, as authorized by SEC Rule 15d-21 (to be filed as an Amendment to Form l0-K).

(99)(c)	Form 8-K, filed by the Corporation 5/15/02, and incorporated herein by reference.

(99)(d)	Report of Predecessor Independent Public Accountant.

(b)	A report on Form 8-K was filed during the fourth quarter on October 16, 2002 (with a date of report of October 15, 2002) disclosing under Item 5 that the Corporation’s Chief Financial Officer, Elbert L. Thomas, Jr., was commencing disability leave on December 1, 2002 and that the Corporation’s Controller and principal accounting officer, James F. Keen, was replacing Mr. Thomas as Chief Financial Officer on an interim basis.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TENNESSEE NATIONAL CORPORATION

Date: March 19, 2003	By:	/s/ James F. Keen

James F. Keen, Senior Vice President, Chief Financial Officer and Corporate Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Ralph Horn* Ralph Horn	Chairman of the Board and a Director	March 19, 2003

J. Kenneth Glass* J. Kenneth Glass	President, Chief Executive Officer and a Director (principal executive officer)	March 19, 2003

James F. Keen* James F. Keen	Senior Vice President, Chief Financial Officer and Corporate Controller (principal financial officer and principal accounting officer)	March 19, 2003

Robert C. Blattberg* Robert C. Blattberg	Director	March 19, 2003

George E. Cates* George E. Cates	Director	March 19, 2003

James A. Haslam, III* James A. Haslam, III	Director	March 19, 2003

R. Brad Martin* R. Brad Martin	Director	March 19, 2003

Joseph Orgill, III* Joseph Orgill, III	Director	March 19, 2003

Vicki R. Palmer * Vicki R. Palmer	Director	March 19, 2003

Signature	Title	Date

Michael D. Rose* Michael D. Rose	Director	March 19, 2003

William B. Sansom* William B. Sansom	Director	March 19, 2003

Luke Yancy III* Luke Yancy III	Director	March 19, 2003

*By:	/s/ Clyde A. Billings, Jr.	March 19, 2003
Clyde A. Billings, Jr.
As Attorney-in-Fact

CERTIFICATIONS

I, J. Kenneth Glass, President and Chief Executive Officer of First Tennessee National Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of First Tennessee National Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and;

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/s/ J. Kenneth Glass
J. Kenneth Glass, President and Chief Executive Officer (principal executive officer)

I, James F. Keen, Senior Vice President, Chief Financial Officer and Corporate Controller of First Tennessee National Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of First Tennessee National Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and;

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/s/ James F. Keen
James F. Keen, Senior Vice President, Chief Financial Officer and Corporate Controller (principal financial officer)

EXHIBIT INDEX

Item No.	Description

(3)(i)	Restated Charter of the Corporation, as amended, incorporated herein by reference to Exhibit 3(i) to the Corporation’s 1997 Annual Report on Form 10-K.

(3)(ii)	Bylaws of the Corporation, as amended and restated, incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

(4)(a)	Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation’s Registration Statement on Form 8-A filed 10-23-98.

(4)(b)	The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2003 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(10)(a)	Management Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-01.

*(10)(b)	2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation’s 2000 Annual Report on Form 10-K.

*(10)(c)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*(10)(d)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*(10)(e)	1984 Stock Option Plan, as amended, and 1-21-97 and 10-22-97 amendments, incorporated herein by reference to Exhibit 10(e) to the Corporation’s 1992, 1996 and 1997 Annual Reports on Form 10-K.

*(10)(f)	1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97 and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation’s 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*(10)(g)	Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation’s 1997 Annual Report on Form 10-K.

Item No.	Description

*(10)(h)	Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-01 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation’s 1996 Annual Report on Form 10-K.

*(10)(i)	Amended and Restated Pension Restoration Plan, as amended and restated, incorporated herein by reference to Exhibit 10(i) to the Corporation’s 2001 Annual Report on Form 10-K.

*(10)(j)	Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*(10)(k)	Form of Severance Agreements dated 1-28-97, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1996 Annual Report on Form 10-K.

*(10)(l)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(l) to the Corporation’s 2000 Annual Report on Form 10-K.

*(10)(m)	Non-Employee Directors Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation’s 1997 Annual Report on Form 10-K.

*(10)(n)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10(o) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-00.

*10(o)	John C. Kelley, Jr. Non-Compete and Early Retirement Agreement, incorporated herein by reference to Exhibit 10(o) to the Corporation’s 2001 Annual Report on Form 10-K.

*10(p)	Susan Schmidt Bies Non-Compete and Early Retirement Agreement, incorporated herein by reference to Exhibit 10(p) to the Corporation’s 2001 Annual Report on Form 10-K.

*10(q)	2002 Management Incentive Plan, incorporated herein by reference to Exhibit 10(q) to the Corporation’s 2001 Annual Report on Form 10-K.

*10(r)	2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting scheduled for April 15, 2003, filed March 18, 2003.

*10(s)	2002 Bank Directors and Advisory Board Member Deferral Plan.

*10(t)	[1997] Bank Director and Advisory Board Member Deferral Plan.

*10(u)	[1991] Bank Advisory Director Deferral Plan.

*10(v)	Non-employee Director Benefits, incorporated herein by reference to Exhibit 10(r) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-02.

Item No.	Description

(16)	Letter regarding change in certifying accountant, incorporated herein by reference to Exhibit 16 to the Corporation’s Form 8-K, filed May 16, 2002.

(21)	Subsidiaries of the Corporation.

(23)(a)	Accountants’ Consents.

(23)(b)	Registrant’s Disclosure regarding Accountant’s Consent.

(24)	Powers of Attorney.

(99)(a)	The Corporation’s Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 15, 2003, including Financial Information Appendix and excluding the Board Compensation Committee Report, the Total Shareholder Return Performance Graph, the Audit Committee Report, and the statements regarding the independence of members of the Audit Committee, filed March 18, 2003, and incorporated herein by reference.

(99)(b)	Annual Report on Form ll-K for the Corporation’s Savings Plan and Trust, for fiscal year ended 12-31-02, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 10-K).

(99)(c)	Form 8-K, filed by the Corporation 5-15-02 and incorporated herein by reference.

(99)(d)	Report of Predecessor Independent Public Accountant.

*	Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.