Form 10-Q
period 2003-03-31
FIRST TENNESSEE NATIONAL CORP
filed 2003-05-12
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes  |X|    No  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  |X|    No  |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	126,298,626
Class	Outstanding on April 30, 2003

FIRST TENNESSEE NATIONAL CORPORATION INDEX Part I. Financial Information Part II. Other Information Signatures Certifications Exhibit Index 2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

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

CONSOLIDATED STATEMENTS OF CONDITION	First Tennessee National Corporation

	March 31		December 31

(Dollars in thousands)(Unaudited)	2003	2002	2002

Assets:
Cash and due from banks	$962,208	$674,369	$1,068,110
Federal funds sold and securities
purchased under agreements to resell	267,167	186,061	260,607

Total cash and cash equivalents	1,229,375	860,430	1,328,717

Investment in bank time deposits	554	1,329	1,906
Trading securities	825,886	939,082	893,997
Loans held for sale	4,747,446	2,146,747	4,797,565
Securities available for sale	2,129,055	2,022,979	2,419,908
Securities held to maturity (market value of
$243,211 on March 31, 2003; $396,132 on
March 31, 2002; and $284,510 on December 31, 2002)	237,985	399,917	280,377
Loans, net of unearned income	11,909,771	10,344,027	11,345,445
Less: Allowance for loan losses	144,484	148,602	144,298

Total net loans	11,765,287	10,195,425	11,201,147

Premises and equipment, net	255,723	246,507	254,132
Real estate acquired by foreclosure	13,962	23,248	11,451
Mortgage servicing rights, net	482,841	748,933	440,482
Goodwill	168,557	156,354	164,617
Other intangible assets, net	33,132	28,028	29,648
Capital markets receivables and other assets	2,921,328	1,844,403	1,999,148

Total assets	$24,811,131	$19,613,382	$23,823,095

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing	$9,913,891	$9,652,637	$10,564,489
Noninterest-bearing	5,090,700	3,489,083	5,149,414

Total deposits	15,004,591	13,141,720	15,713,903

Federal funds purchased and securities
sold under agreements to repurchase	3,755,503	2,245,130	3,126,350
Commercial paper and other short-term borrowings	346,891	351,216	361,208
Capital markets payables and other liabilities	2,767,094	1,611,425	1,856,347
Term borrowings	1,030,017	600,582	929,715

Total liabilities	22,904,096	17,950,073	21,987,523

Guaranteed preferred beneficial interests in
First Tennessee’s junior subordinated debentures	100,000	100,000	100,000
Preferred stock of subsidiary	44,417	44,212	44,392

Shareholders’ equity
Preferred stock – no par value (5,000,000 shares authorized,
but unissued)	—	—	—
Common stock – $.625 par value (shares authorized –
400,000,000; shares issued – 125,666,395 on March 31, 2003;
125,851,831 on March 31, 2002; and 125,600,024 on
December 31, 2002)	78,541	78,657	78,500
Capital surplus	121,703	110,728	119,318
Undivided profits	1,536,821	1,311,070	1,461,946
Accumulated other comprehensive income	19,584	17,793	26,487
Deferred compensation on restricted stock incentive plans	(5,154)	(7,695)	(5,796)
Deferred compensation obligation	11,123	8,544	10,725

Total shareholders’ equity	1,762,618	1,519,097	1,691,180

Total liabilities and shareholders’ equity	$24,811,131	$19,613,382	$23,823,095

See accompanying notes to consolidated financial statements. 4

CONSOLIDATED STATEMENTS OF INCOME	First Tennessee National Corporation

	Three Months Ended March 31

(Dollars in thousands except per share data)(Unaudited)	2003	2002

Interest income:
Interest and fees on loans	$156,677	$166,963
Interest on investment securities:
Taxable	30,974	36,044
Tax-exempt	123	296
Interest on loans held for sale	55,044	40,417
Interest on trading securities	10,986	12,971
Interest on other earning assets	1,135	1,289

Total interest income	254,939	257,980

Interest expense:
Interest on deposits:
Savings	281	571
Checking interest and money market account	6,159	10,085
Certificates of deposit under $100,000 and other time	15,300	18,578
Certificates of deposit $100,000 and more	17,749	21,071
Interest on short-term borrowings	14,434	16,717
Interest on term borrowings	7,593	6,606

Total interest expense	61,516	73,628

Net interest income	193,423	184,352
Provision for loan losses	27,450	25,922

Net interest income after provision for loan losses	165,973	158,430

Noninterest income:
Mortgage banking	271,848	121,257
Capital markets	139,242	99,436
Deposit transactions and cash management	32,776	32,424
Trust services and investment management	11,383	14,089
Insurance premiums and commissions	14,463	13,520
Merchant processing	12,576	10,213
Equity securities losses, net	(1,499)	—
Debt securities gains/(losses), net	443	(34)
All other income and commissions	36,918	34,027

Total noninterest income	518,150	324,932

Adjusted gross income after provision for loan losses	684,123	483,362

Noninterest expense:
Employee compensation, incentives and benefits	318,982	217,599
Occupancy	19,605	17,135
Equipment rentals, depreciation and maintenance	17,190	15,918
Operations services	17,758	14,516
Communications and courier	14,789	13,327
Amortization of intangible assets	1,774	1,598
All other expense	112,381	72,583

Total noninterest expense	502,479	352,676

Pretax income	181,644	130,686
Applicable income taxes	62,615	43,605

Net income	$119,029	$87,081

Earnings per common share (Note 3)	.94	.69

Diluted earnings per common share (Note 3)	.91	.67

Weighted average shares outstanding	126,764,004	126,784,812

See accompanying notes to consolidated financial statements. 5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	First Tennessee National Corporation

(Dollars in thousands)(Unaudited)	2003	2002

Balance, January 1	$1,691,180	$1,477,762
Net income	119,029	87,081
Other comprehensive income:
Unrealized loss on cash flow hedge, net of tax	137	—
Unrealized market adjustments, net of tax	(7,040)	(5,485)

Comprehensive income	112,126	81,596

Cash dividends declared	(37,710)	(31,425)
Common stock issued for exercise of stock options	14,597	11,342
Tax benefit from non-qualified stock options	3,728	2,951
Common stock repurchased	(27,234)	(27,088)
Amortization on restricted stock incentive plans	641	600
Other	5,290	3,359

Balance, March 31	$1,762,618	$1,519,097

See accompanying notes to consolidated financial statements. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS	First Tennessee National Corporation

	Three Months Ended March 31

(Dollars in thousands)(Unaudited)	2003	2002

Operating Net income	$119,029	$87,081
Activities Adjustments to reconcile net income to net cash
provided/(used) by operating activities:
Provision for loan losses	27,450	25,922
Provision for deferred income tax	26,530	25,727
Depreciation and amortization of premises and equipment	13,792	13,542
Amortization and impairment of mortgage servicing rights	73,521	61,125
Amortization of intangible assets	1,774	1,598
Net other amortization and accretion	11,764	4,428
Net (increase)/decrease in net derivative product assets	(70,484)	37,546
Market value adjustment on foreclosed property	4,663	3,137
Equity securities losses	1,499	—
Debt securities (gains) / losses	(443)	34
Net (gains) / losses on disposal of fixed assets	856	(218)
Net (increase)/decrease in:
Trading securities	68,111	(292,903)
Loans held for sale	50,119	1,252,562
Capital markets receivables	(849,402)	(140,078)
Interest receivable	2,666	3,389
Other assets	(175,321)	(205,783)
Net increase / (decrease) in:
Capital markets payables	615,975	146,321
Interest payable	2,757	786
Other liabilities	321,325	(34,351)

Total adjustments	127,152	902,784

Net cash provided by operating activities	246,181	989,865

Investing Maturities of held to maturity securities	41,849	60,970
Activities Available for sale securities:
Sales	5,343	103,420
Maturities	445,832	307,513
Purchases	(172,420)	(376,368)
Premises and equipment:
Sales	6	1,377
Purchases	(13,157)	(7,492)
Net increase in loans	(607,087)	(97,947)
Net decrease in investment in bank time deposits	1,352	411
Acquisitions, net of cash and cash equivalents	(1,930)	—

Net cash used by investing activities	(300,212)	(8,116)

Financing Common stock:
Activities Exercise of stock options	13,916	11,436
Cash dividends	(37,674)	(31,458)
Repurchase of shares	(27,255)	(27,088)
Term borrowings:
Issuance	100,478	52,319
Payments	(276)	(2,187)
Net increase/(decrease) in:
Deposits	(709,336)	(464,616)
Short-term borrowings	614,836	(774,348)

Net cash used by financing activities	(45,311)	(1,235,942)

Net decrease in cash and cash equivalents	(99,342)	(254,193)

Cash and cash equivalents at beginning of period	1,328,717	1,114,623

Cash and cash equivalents at end of period	$1,229,375	$860,430

Total interest paid	$58,546	$72,658
Total income taxes paid	7,056	391

See accompanying notes to consolidated financial statements. 7

Note 1 – Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2003 Proxy Statement.

Stock options. First Tennessee National Corporation (FTNC) accounts for its employee stock-based compensation plans under the intrinsic value based method in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for these plans been determined consistent with SFAS No. 123, FTNC’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31

(Dollars in thousands except per share data)	2003	2002

Net income, as reported	$119,029	$87,081
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	3,438	3,825
Less: Total stock-based employee compensation expense
determined under fair value method for all awards, net of related tax effects	3,679	6,537

Pro forma net income	$118,788	$84,369

Earnings per share, as reported	$.94	$.69
Pro forma earnings per share	.94	.67
Diluted earnings per share, as reported	.91	.67
Pro forma diluted earnings per share	.91	.65

Other disclosures – Indemnification agreements and guarantees. In the ordinary course of business, FTNC enters into indemnification agreements for legal proceedings against its directors and officers and standard representation warranties for underwriting agreements, merger and acquisition agreements, sold loans and other similar types of arrangements. It is not possible to estimate a maximum potential amount of payouts that could be required with such agreements.

First Horizon Home Loan Corporation (FHHLC) services a mortgage loan portfolio of approximately $58.2 billion as of March 31, 2003, a significant portion of which is held by Government Sponsored Enterprises (GSE’s) or private security holders. In connection with its servicing activities, FHHLC guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, FHHLC is obligated to make the payment to the security holder. Under the terms of the servicing agreements, FHHLC can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by FHHLC to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSE’s at foreclosure sale.

FHHLC is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, FHHLC has exposure on all loans sold with recourse. FHHLC has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. FHHLC has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, FHHLC had an allowance for losses on the mortgage servicing portfolio of approximately $30.9 million and $25.7 million as of March 31, 2003 and 2002, respectively. FHHLC has sold certain mortgage loans with an agreement to repurchase the loans upon default. As of March 31, 2003 and 2002, FHHLC had single-family residential loans with outstanding balances of $162.9 million and $209.6 million, respectively, that were sold on a recourse basis. For the single-family residential loans, in the event of borrower nonperformance, FHHLC would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. As of March 31, 2003 and 2002, the outstanding principal balance of loans sold with limited recourse and serviced by FHHLC was $4.3 billion and $5.0 billion, respectively.

Note 1 – Financial Information (continued)

Standby letters of credit are conditional commitments issued by FTNC to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer. Standby letters of credit outstanding as of March 31, 2003 and 2002, were $489.7 million and $430.1 million, respectively.

Accounting changes. On January 1, 2003, FTNC adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for the cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Prior to the effective date of this statement, costs associated with an exit or disposal plan were recognized at the date of commitment, as required under EITF Issue 94-3. This statement does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The impact of adopting this statement was immaterial to FTNC.

On January 1, 2003, FTNC adopted the final provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about obligations assumed under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board (FASB) Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is superceded. The impact of adopting this statement was immaterial to FTNC.

In December 2002, FTNC adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As FTNC continues to account for stock-based employee compensation under APB 25, the adoption of this statement did not have a material impact on the financial statements or results of operations.

On October 1, 2002, FTNC adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions (an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9)”. This statement requires acquisitions of all or part of a financial institution meeting the definition of a business combination to be accounted for by the purchase method in accordance with SFAS No. 141. Any previously recorded unidentified intangible asset related to the acquisition of a financial institution must now be classified as goodwill and is subject to the impairment testing provisions of SFAS No. 142. Impairment testing of previously identified long-term customer-relationship intangible assets will be subject to the impairment testing provisions of SFAS No 144. Provisions of this statement were effective for acquisitions on or after October 1, 2002. The impact of adopting this statement was immaterial to FTNC.

On October 1, 2002, FTNC adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate. Due to the rescission of SFAS No. 4, the criteria in Opinion 30 are now used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because of the rescission of SFAS No. 4. SFAS No. 44, is no longer necessary because the transition of the Motor Carrier Act of 1980 has been completed. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition this statement also makes technical corrections to existing pronouncements which are generally not substantive in nature.

Note 1 – Financial Information (continued)

On January 1, 2002, FTNC adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses accounting and reporting issues related to the impairment of long-lived assets and for long-lived assets to be disposed of. The impact of adopting this statement was immaterial to FTNC.

On January 1, 2002, FTNC adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but is subject to an assessment for impairment using a fair-value-based test at least annually. FTNC has not recognized any impairment of the goodwill currently on its books during 2003 or 2002.

On January 1, 2002, FTNC adopted the final provisions of SFAS No. 141, “Business Combinations” which requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The impact of adopting this statement was immaterial to FTNC.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. While FTNC continues to evaluate the impact of adopting this standard it is expected to be immaterial to results of future operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires consolidation by a business enterprise of variable interest entities which have either (1) insufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) no equity investor with the essential characteristics of a controlling financial interest, as defined in the interpretation. When an entity meets either of these criteria, a business enterprise with a variable interest (as defined in the interpretation) in the entity must evaluate whether it should be consolidated into the enterprise’s financial statements. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

Upon adoption of the provisions of this interpretation, FTNC believes it is reasonably possible that consolidation of its loan funding arrangement with a commercial paper conduit facility would be required. Beginning in first quarter 2003, FTNC discontinued the practice of referring loans to this facility. Loans that would have been referred to the conduit are currently being funded by FTNC. Loans for which FTNC previously provided a liquidity facility and a credit enhancement to the conduit had decreased to $74.5 million on March 31, 2003 from $217.0 million on March 31, 2002. The loans in the conduit are not currently reflected on FTNC's Consolidated Statement of Condition. FTNC does not anticipate any loans remaining in the conduit by the end of second quarter 2003.

Note 2 – Acquisitions/Divestitures

On September 16, 2002, First Tennessee Bank National Association (FTBNA), the primary banking subsidiary of First Tennessee, sold a portfolio of loans originated through First Horizon Money Centers totaling $208.3 million to American General Finance, Inc. of Evansville, Indiana and closed the related Money Center offices. This transaction resulted in a divestiture gain of $2.3 million.

On June 1, 2002, First Horizon Home Loan Corporation (FHHLC), a wholly owned subsidiary of FTBNA, acquired certain assets and assumed certain liabilities of Real Estate Financial Services (REFS), a mortgage lending company based in Alpharetta, Georgia, for approximately $2.2 million in cash. This transaction was immaterial to First Tennessee.

On April 1, 2002, First Tennessee acquired First Premier Financial Services, Inc. (First Premier), a South Dakota based merchant processor, for approximately $11.9 million in cash. First Premier was merged into First Horizon Merchant Services, Inc., a wholly owned subsidiary of FTBNA. The acquisition was immaterial to First Tennessee.

On June 6, 2001, FTBNA completed the sale of its interests in Check Solutions Company to Carreker Corporation of Dallas, Texas. First Tennessee recognized a divestiture gain of $42.7 million in 2001. An additional gain of $2.3 million was recognized in 2002.

Note 3 – Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended March 31

(Dollars in thousands, except per share data)	2003	2002

Net income	$119,029	$87,081

Earnings per common share:
Weighted average common shares outstanding	125,687,192	125,864,396
Shares attributable to deferred compensation	1,076,812	920,416

Total weighted average shares	126,764,004	126,784,812

Earnings per common share	$.94	$.69

Diluted earnings per common share:
Weighted average shares outstanding	126,764,004	126,784,812
Dilutive effect due to stock options	3,525,029	3,545,425

Total weighted average shares, as adjusted	130,289,033	130,330,237

Diluted earnings per common share:	$.91	$.67

Note 4 – Loans

The composition of the loan portfolio on March 31 is detailed below:

(Dollars in thousands)	2003	2002

Commercial:
Commercial, financial and industrial	$4,191,259	$4,014,259
Real estate commercial	1,081,480	989,431
Real estate construction	592,556	516,246
Retail:
Real estate residential	5,143,403	3,919,805
Real estate construction	376,201	213,814
Other retail	269,017	430,681
Credit card receivables	255,855	259,791

Loans, net of unearned income	11,909,771	10,344,027
Allowance for loan losses	144,484	148,602

Total net loans	$11,765,287	$10,195,425

The following table presents information concerning nonperforming loans on March 31:

(Dollars in thousands)	2003	2002

Impaired loans	$46,717	$39,613
Other nonaccrual loans	17,662	26,860

Total nonperforming loans	$64,379	$66,473

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended March 31

(Dollars in thousands)	2003	2002

Total interest on impaired loans	$103	$75
Average balance of impaired loans	51,814	41,802

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2003 and 2002, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2001	$133,668	$16,946	$150,614
Provision for loan losses	17,480	8,442	25,922
Charge-offs	(18,259)	(13,076)	(31,335)
Loan recoveries	2,968	433	3,401

Net charge-offs	(15,291)	(12,643)	(27,934)

Balance on March 31, 2002	$135,857	$12,745	$148,602

Balance on December 31, 2002	$129,229	$15,069	$144,298
Provision for loan losses	23,027	4,423	27,450
Charge-offs	(23,213)	(7,648)	(30,861)
Loan recoveries	2,967	630	3,597

Net charge-offs	(20,246)	(7,018)	(27,264)

Balance on March 31, 2003	$132,010	$12,474	$144,484

Note 5 – Business Segment Information

FTNC provides traditional retail/commercial banking and other financial services to its customers through various regional and national business lines, including First Tennessee Banking Group, First Horizon, FTN Financial, Transaction Processing, and Corporate. First Tennessee Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers. During third quarter 2002, FTNC sold the loan portfolio and closed the offices of First Horizon Money Centers as part of an ongoing plan to improve long-term growth by enhancing overall business mix. FTN Financial includes Capital Markets, Equity Research, Investment Banking, Strategic Alliances, and Correspondent Services. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes certain corporate expenses, interest expense on trust preferred and REIT preferred stock, select components of SFAS 133 hedge ineffectiveness (see also Note 1 – Financial Information), and other items not allocated or not specifically assigned to business segments.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three months ending March 31:

	Three Months Ended March 31

(Dollars in thousands)	2003	2002

Consolidated
Net interest income, FTE*	$193,756	$184,748
Other revenues	518,150	324,932
Other expenses**	529,929	378,598

Pre-tax income, FTE*	181,977	131,082
Income taxes, FTE*	62,948	44,001

Net income	$119,029	$87,081

Average assets	$23,315,468	$19,937,140

*Fully taxable-equivalent adjustment	$333	$396

First Tennessee Banking Group
Net interest income, FTE*	$104,486	$117,974
Other revenues	73,128	73,721
Other expenses**	142,019	126,834

Pre-tax income, FTE*	35,595	64,861
Income taxes, FTE*	8,572	19,452

Net income	$27,023	$45,409

Average assets	$10,708,097	$10,529,191

*	Fully taxable-equivalent basis.

**	Includes loan loss provision.

Note 5 – Business Segment Information (continued)

	Three Months Ended March 31

(Dollars in thousands)	2003	2002

First Horizon
Net interest income, FTE*	$73,409	$52,585
Other revenues	278,470	129,648
Other expenses**	232,679	141,002

Pre-tax income, FTE*	119,200	41,231
Income taxes, FTE*	44,082	15,053

Net income	$75,118	$26,178

Average assets	$9,483,809	$6,635,554

FTN Financial
Net interest income, FTE*	$9,077	$8,739
Other revenues	141,938	101,120
Other expenses**	104,721	70,998

Pre-tax income, FTE*	46,294	38,861
Income taxes, FTE*	17,588	14,767

Net income	$28,706	$24,094

Average assets	$2,275,000	$2,056,410

Transaction Processing
Net interest income, FTE*	$4,441	$4,672
Other revenues	25,323	23,507
Other expenses**	25,520	22,276

Pre-tax income, FTE*	4,244	5,903
Income taxes, FTE*	1,613	2,243

Net income	$2,631	$3,660

Average assets	$680,364	$666,004

Corporate
Net interest income, FTE*	$2,343	$778
Other revenues	(709)	(3,064)
Other expenses	24,990	17,488

Pre-tax income, FTE*	(23,356)	(19,774)
Income taxes, FTE*	(8,907)	(7,514)

Net income	$(14,449)	$(12,260)

Average assets	$168,198	$49,981

*	Fully taxable-equivalent basis.

**	Includes loan loss provision.

Note 6 – Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangibles*

Balance on December 31, 2001	$143,147	$41,857
Amortization expense	—	(1,598)
Reclass**	12,573	(12,573)
Acquisitions**	634	342

Balance on March 31, 2002	$156,354	$28,028

Balance on December 31, 2002	$164,617	$29,648
Amortization expense	—	(1,774)
Acquisitions	3,940	5,258

Balance on March 31, 2003	$168,557	$33,132

*	Represents premium on purchased deposits, covenants not to compete and non-mortgage servicing rights.

**	Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $98.9 million on March 31, 2003, net of $65.8 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2003 is expected to be $5.0 million and is expected to be $6.1 million, $4.6 million, $3.2 million and $3.1 million for the twelve-month periods of 2004, 2005, 2006 and 2007, respectively.

The following is a summary of goodwill detailed by reportable segments for the three months ended March 31:

(Dollars in thousands)	First Tennessee Banking Group	First Horizon	FTN Financial	Transaction Processing	Total

December 31, 2001	$75,462	$51,353	$12,968	$3,364	$143,147
Reclass*	12,573	—	—	—	12,573
Acquisitions*	308	—	326	—	634

March 31, 2002	88,343	51,353	13,294	3,364	156,354

December 31, 2002	88,070	52,378	13,294	10,875	164,617
Acquisitions	—	630	—	3,310	3,940

March 31, 2003	$88,070	$53,008	$13,294	$14,185	$168,557

*	Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 7 – Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights (MSR’s), net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)
Balance on December 31, 2001	$ 665,005
Addition of mortgage servicing rights	99,106
Amortization	(29,684)
Market value adjustments	45,947
Impairment	(31,441)

Balance on March 31, 2002	$ 748,933

Balance on December 31, 2002	$ 440,482
Addition of mortgage servicing rights	129,230
Amortization	(31,060)
Market value adjustments	(7,109)
Sales of mortgage servicing rights	(6,241)
Impairment	(42,461)

Balance on March 31, 2003	$ 482,841

The MSR’s on March 31, 2003 and 2002, had estimated market values of approximately $514.1 million and $770.9 million, respectively. These balances represent the rights to service approximately $53.1 billion and $43.2 billion of mortgage loans on March 31, 2003 and 2002. On March 31, 2003 and 2002, valuation allowances due to impairment of $45.1 million and $24.3 million were required, respectively.

Estimated MSR’s amortization expense for the twelve-month periods ending March 31, 2004, 2005, 2006, 2007 and 2008, are $90.4 million, $70.2 million, $58.8 million, $48.5 million and $39.6 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

For purposes of impairment evaluation and measurement, the MSR’s are stratified based on the predominant risk characteristics of the underlying loans. These strata currently include adjustable and fixed-rate loans. The fixed-rate loans are further stratified by 100 basis-point interest rate bands. In 2002, the fixed-rate loans were stratified by 150 basis-point interest rate bands. As a result of this change, additional impairment of $9.2 million was recorded. The MSR’s are amortized over the period of and in proportion to the estimated net servicing revenues. A quarterly value impairment analysis is performed using a discounted cash flow methodology that is disaggregated by predominant risk characteristics. Impairment, if any, is recognized through a valuation allowance for individual strata. However, if the impairment is determined to be other than temporary, a direct write-off of the asset is made.

Item 2.	First Tennessee National Corporation–Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL INFORMATION

First Tennessee National Corporation (FTNC) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various regional and national business lines. FTNC’s segments are First Tennessee Banking Group (previously referred to as FTN Banking Group), First Horizon, FTN Financial, Transaction Processing, and Corporate. First Tennessee Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products, commercial insurance and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers. During third quarter 2002, FTNC sold the loan portfolio and closed the offices of First Horizon Money Centers as part of an ongoing plan to improve long-term growth by enhancing overall business mix. FTN Financial includes Capital Markets, Equity Research, Investment Banking, Strategic Alliances and Correspondent Services. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes unallocated corporate expenses, interest expense on trust preferred and REIT preferred stock and select components of SFAS 133 hedge ineffectiveness (see Note 1 – Financial Information).

Based on management’s best estimates, certain revenue and expenses are allocated and equity is assigned to the various segments to reflect the inherent risk in each business line. These allocations are periodically reviewed and may be revised from time to time to more accurately reflect current business conditions and risks; the previous history is restated to ensure comparability.

For the purpose of this management discussion and analysis (MD&A), earning assets, including loans, have been expressed as averages, net of unearned income. First Tennessee Bank National Association, the primary bank subsidiary, is also referred to as FTBNA in this discussion.

The following is a discussion and analysis of the financial condition and results of operations of FTNC for the three-month period ended March 31, 2003, compared to the three-month period ended March 31, 2002. To assist the reader in obtaining a better understanding of FTNC and its performance, this discussion should be read in conjunction with FTNC’s unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2002 financial statements, notes, and management’s discussion and analysis is provided in the 2002 Annual Financial Disclosures included as an appendix to the 2003 Proxy Statement.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis contains forward-looking statements with respect to FTNC’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “should”, “is likely”, “will”, “going forward”, and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geo-political developments including possible terrorist activity; technology; and new products and services in the industries in which FTNC operates. Other factors are those inherent in originating and servicing loans, including prepayment risks and fluctuation of collateral values and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FTNC; and FTNC’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FTNC assumes no obligation to update any forward-looking statements that are made from time to time.

FINANCIAL SUMMARY (Comparison of first quarter 2003 to first quarter 2002)

Earnings for first quarter 2003 were $119.0 million, an increase of 37 percent from last year’s first quarter earnings of $87.1 million. Diluted earnings per common share were $.91 in 2003 compared to $.67 in 2002. Return on average shareholders’ equity was 27.7 percent and return on average assets was 2.07 percent for first quarter 2003. Return on average shareholders’ equity was 23.6 percent and return on average assets was 1.77 percent for first quarter 2002.

On March 31, 2003, FTNC was ranked as one of the top 50 bank holding companies nationally in market capitalization ($5.0 billion) and total assets ($24.8 billion). On March 31, 2002, market capitalization was $4.4 billion and total assets were $19.6 billion.

Total revenue grew 40 percent from first quarter 2002, with a 59 percent increase in fee income (noninterest income) and a 5 percent increase in net interest income.

NONINTEREST INCOME

Fee income provides the majority of FTNC’s revenue and contributed 73 percent to total revenue in first quarter 2003 compared to 64 percent in first quarter 2002. First quarter 2003 fee income increased 59 percent to $518.1 million from $324.9 million in 2002. A more detailed discussion of the major line items follows.

Mortgage Banking

First Horizon Home Loans, an indirect subsidiary of FTNC and the major component of the First Horizon business segment, offers residential mortgage banking products and services to customers, which consist primarily of the origination or purchase of single-family residential mortgage loans for sale to secondary market investors and the subsequent servicing of those loans.

First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (known as “correspondent brokers”).

The secondary market for mortgages allows First Horizon Home Loans to sell mortgage loans to investors, including government-sponsored enterprises (GSE’s), such as Freddie Mac, Fannie Mae and Ginnie Mae. Many private investors are also active in the secondary market as issuers and investors. The majority of First Horizon Home Loans’ mortgage loans are sold through transactions with GSE’s. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred mortgage loans are subsequently determined not to meet the agreed-upon qualifications or criteria, the purchaser has the right to return those loans to First Horizon Home Loans. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).

When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. The expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as an asset known as Mortgage Servicing Rights (MSR’s) on the Consolidated Statements of Condition (refer to discussion of MSR’s under Critical Accounting Policies).

Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment (IRLC) is made to the customer. Secondary marketing activities include gains or losses from secondary marketing trading gains, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the MSR’s. As discussed under Critical Accounting Policies, First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its MSR’s through changing interest rate environments. MSR’s hedge gains/(losses) reflect effects of hedging including servicing rights net value changes (see Other – Accounting for Derivative Instruments and Hedging Activities). Other income includes income from the foreclosure repurchase program, bulk sales of MSR’s, and other miscellaneous items. Mortgage trading securities gains/(losses) relate to market value adjustments primarily on interest-only strips that are classified as trading securities and related hedges. As shown in Table 1, total mortgage banking fee income increased 124 percent in 2003.

Table 1 – Mortgage Banking

	Three Months Ended March 31
			Percent Change (%)
(Dollars and volumes in millions)	2003	2002

Noninterest income:
Loan origination fees	$ 84.6	$ 48.5	74.4	+
Secondary marketing activities	160.4	77.0	108.4	+
Mortgage servicing fees	45.4	41.4	9.7	+
MSR’s net hedge results*	37.3	11.9	211.8	+
Other income	15.6	7.1	118.8	+
Mortgage trading securities net losses	2.1	(3.5)	N/A
Amortization of MSR’s	(31.1)	(29.7)	4.6	+
MSR’s impairment loss	(42.5)	(31.4)	35.0	+

Total mortgage noninterest income	$ 271.8	$ 121.3	124.2	+

Refinance originations	$ 9,077.1	$ 3,276.6	177.0	+
New loan originations	2,431.5	2,025.3	20.1	+

Mortgage loan originations	$ 11,508.6	$ 5,301.9	117.1	+

Servicing portfolio	$ 58,179.4	$ 46,660.2	24.7	+

*	MSR’s net hedge results represent the net gain or loss resulting from the change in value of the hedged component of MSR’s and the offsetting change in value of servicing hedges.

Certain previously reported amounts have been reclassified to agree with current presentation.

Origination activity increased 117 percent to $11.5 billion compared to $5.3 billion in first quarter 2002. Driven by low mortgage interest rates, refinance activity increased 177 percent to $9.1 billion and represented 79 percent of total originations during first quarter 2003 compared to 62 percent in first quarter 2002. Due to the high origination volumes, loan sales into the secondary market increased 84 percent to $11.6 billion in 2003 compared to last year. Home purchase related originations grew 20 percent in 2003, demonstrating First Horizon Home Loans’ success in penetrating the purchase market. Due to the more stable nature of this market, which is not as vulnerable to interest rates, First Horizon Home Loans’ access to the purchase market should help support production levels when mortgage rates rise. Fees derived from the mortgage origination process increased 95 percent in 2003, to $245.0 million from $125.5 million in 2002. The revenue growth was primarily due to increases in origination fees, in revenue recognized on loans sold, in the value recognized on loans in process and higher net secondary marketing trading gains. Secondary marketing activities increased $83.4 million primarily due to an increase of $56.0 million in net secondary marketing trading gains resulting primarily from increased production and the favorable interest rate environment experienced during 2003.

While the growth in refinance activity produced increased origination fee income, it also increased actual and projected MSR’s prepayment speeds. As a result of the increased mortgage prepayment speeds experienced in 2003, the expected future cash flows that support the carrying values of MSR’s were reduced, resulting in a 5 percent increase, to $31.1 million in MSR’s amortization expense. For purposes of impairment evaluation, the MSR’s are stratified based on the predominant characteristics of the underlying loans. These strata currently include adjustable and fixed-rate loans. The fixed-rate loans are further stratified by 100 basis-point interest rate bands. In 2002, the fixed-rate loans were stratified by 150 basis-point interest rate bands. MSR’s impairment loss increased 35 percent to $42.5 million due in part to the change in interest rate bands. MSR’s amortization was $29.7 million in 2002 and there was a MSR’s impairment loss of $31.4 million in 2002. The decrease in fair value of MSR’s attributed to declining interest rates was significantly offset by an increase in the value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s. MSR’s net hedge results were $37.3 million in 2003 compared to $11.9 million in 2002 (both quarters represent an increase in the value of hedges offset by a decrease in the value of hedged MSR’s).

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $58.2 billion on March 31, 2003, compared to $46.7 billion on March 31, 2002 (see Note 7 – Mortgage Servicing Rights for information summarizing changes in MSR’s). As a result of the strong originations, there was an increase in capitalized MSR’s during 2003 of $129.2 million, net of sales. Mortgage servicing fee income increased 10 percent to $45.4 million in 2003 primarily due to a 24 percent increase in the average mortgage-servicing portfolio, the effect of which was partially offset by a negative impact from prepayments.

Other mortgage income increased 119 percent to $15.6 million for 2003 compared with $7.1 million in 2002. The increase was primarily due to a gain of $5.6 million on a bulk sale of MSR’s.

During the “price discovery” process (see discussion in Critical Accounting Policies), management determined that economic conditions required a change in the estimated discount rate used to value FTNC’s interest-only securities. In first quarter 2003 mortgage trading securities net gains were $2.1 million compared to net losses of $3.5 million in 2002. As a result of the change in estimated discount rate, the net gain was reduced by $7.9 million in 2003. Mortgage trading securities net gains or losses represent market value adjustments on interest-only and principal-only strips and related hedges.

Going forward, the existing level of loans in process (pipeline) due to an as yet unabated surge in applications currently indicates a continuation of record origination levels. Excluding the impact of the pipeline, fee income from refinance loan originations will generally depend on mortgage interest rates. An increase in rates should reduce origination fees and profit from the sale of loans, but should also reduce MSR’s amortization expense and impairment losses, while a decrease in rates should increase this net revenue. Flat to rising interest rates should reduce net secondary marketing trading gains, while falling rates should increase this net revenue. Home purchase-related originations should reflect the relative strength or weakness of the economy. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

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

For first quarter 2003, capital markets fee income increased 40 percent to $139.2 million from $99.4 million in 2002. This increase reflects continued growth and penetration into the targeted customer base through expanded products and services. This growth has also been influenced by the increased liquidity that capital markets’ depository institution customers have experienced, as well as continued growth in the capital markets’ non-depository account base. As shown in Table 2, revenue from depository and non-depository customers has increased in 2003. The enhanced institutional product and services lines, which include investment banking, equity research and sales, and portfolio advisory services, remained relatively flat compared to 2002. Total securities bought and sold increased 49 percent to $554.5 billion from $372.7 billion in 2002.

Going forward, revenues will fluctuate based on factors which include the expansion or contraction of the customer base, the volume of investment banking transactions and the introduction of new products, as well as the strength of loan growth in the U.S. economy and volatility in the interest rate environment and the equity markets. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Table 2 – Capital Markets

	Three Months Ended March 31

(Dollars in millions)	2003	2002	Growth Rate (%)

Noninterest income:
Fixed income – depository	$ 70.7	$ 41.5	70.4	+
Fixed income – non–depository	38.0	26.5	43.4	+
Other products	30.5	31.4	2.9	–

Total capital markets noninterest income	$ 139.2	$ 99.4	40.0	+

Securities bought and sold (billions)	$ 554.5	$ 372.7	48.8	+

Other Fee Income

Fee income from deposit transactions and cash management for first quarter 2003 remained relatively flat at $32.8 million compared to $32.4 million in 2002. Total noninterest income from insurance premiums and commissions increased 7 percent, to $14.5 million from $13.5 million in 2002. Trust services and investment management fees decreased 19 percent to $11.4 million from $14.1 million in 2002 primarily due to declining asset management fees related to a contraction in market valuations. Assets under management fell 16 percent to $7.0 billion on March 31, 2003 from $8.4 billion on March 31, 2002. First quarter 2003 fee income from merchant processing increased 23 percent to $12.6 million from $10.2 million in 2002 primarily due to portfolio acquisitions. All other income and commissions increased 9 percent to $36.9 million for first quarter 2003 from $34.0 million in 2002 largely due to income recognized on company owned life insurance.

Going forward, other fee income should fluctuate primarily with the strength or weakness of the economy.

NET INTEREST INCOME

Net interest income increased 5 percent to $193.4 million from $184.4 million in first quarter 2002, reflecting a larger portfolio of loans held for sale (warehouse) which grew 67 percent to $4.1 billion from $2.5 billion in first quarter 2002. Also impacting the growth in net interest income was an increase of 12 percent in the loan portfolio primarily due to growth in equity lending. These positive impacts on net interest income were largely offset by compression in the net interest margin resulting from a change in the mix of the loan portfolio to floating rate products and due to the repricing of term assets in this low interest rate environment. The consolidated margin decreased to 3.97 percent for first quarter 2003 compared to 4.50 percent for the same period in 2002. The activity levels and related funding for FTNC’s mortgage production and servicing and capital markets activities affect the margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR’s. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which effectively eliminates net interest income on these positions. As a result, FTNC’s consolidated margin cannot be readily compared to that of other bank holding companies.

Table 3 – Net Interest Margin

	Three Months Ended March 31

	2003	2002

Consolidated Yields and Rates:
Investment securities	4.97%	6.06%
Loans, net of unearned	5.42	6.39
Other earning assets	4.77	5.70

Yields on earning assets	5.18	6.18

Interest bearing core deposits	1.52	2.02
CD's over $100,000	1.54	2.19
Fed funds purchased and repos	1.09	1.48
Commercial paper and other short-term borrowings	3.45	4.20
Long-term debt	3.01	4.67

Rates paid on interest-bearing liabilities	1.60	2.16

Net interest spread	3.58	4.02
Effect of interest-free sources	.34	.37
Loan fees	.06	.12
FRB interest and penalties	(.01)	(.01)

FTNC – NIM	3.97%	4.50%

Going forward, over the near-term, if interest rates remain at current low levels, the net interest margin is likely to compress further. Over the long-term the margin could be unfavorably impacted if the yield curve flattens significantly. The consolidated margin will continue to be influenced by the activity levels of mortgage production and servicing and capital markets. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

NONINTEREST EXPENSE

Total noninterest expense for first quarter 2003 increased 42 percent to $502.5 million from $352.7 million in 2002. Expenses in First Horizon and FTN Financial fluctuate based on the type and level of activity. Going forward, FTN Financial and First Horizon will continue to influence the level of noninterest expense (see also Business Line Review for additional information).

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 47 percent from first quarter 2002, primarily due to higher activity levels in First Horizon and FTN Financial. This increase also includes $11.7 million of expense recognized related to modifications in and funding of an old deferred compensation plan, primarily for retirees.

Occupancy expense increased 14 percent to $19.6 million compared to $17.2 million in 2002 primarily related to costs associated with the opening of new offices by First Horizon Home Loans due to increased origination volume. Operations services increased 22 percent to $17.7 million from $14.5 million in 2002 primarily due to business expansion and contract termination costs. Equipment rentals, depreciation and maintenance expense increased 8 percent in 2003 to $17.2 million from $15.9 million in 2002. Communications and courier expense increased 11 percent to $14.8 million in 2003 from $13.3 million in 2002 primarily due to increased expenses related to Midwest Research. All other expense increased 55 percent to $112.4 million in 2003 from $72.6 million in 2002. Contributing to this increase was a loss of $14.0 million related to the termination of a lease arrangement with a single-purpose entity for First Horizon’s main office headquarters. Termination of the lease arrangement will result in lower costs in future periods. Also contributing to the increase in all other expense was the growth in expense associated with higher activity levels in First Horizon and increased advertising expense.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses increased 6 percent in 2003 to $27.4 million from $25.9 million in 2002, reflecting the continued impact on our customer base of an ongoing economic period of slow growth. This negative impact was largely offset by improvement in asset quality of retail loans due to a change in risk profile, including the effects of whole-loan insurance being provided for a segment of the retail loan portfolio and the sale of the Money Center loans. Additional asset quality information is provided in Table 4 – Asset Quality Information and Table 5 – Charge-off Ratios.

Net charge-offs remained relatively flat at $27.3 million in 2003 compared to $27.9 million last year. Net charge-offs were impacted in first quarter 2003 by improvement in both the consumer and commercial loan portfolios. The effect of improvements in broad asset quality were largely offset by the substantial resolution of a credit loss related to a large real estate project and the impact of net charge-offs associated with the write-off caused by the planned sale of certain higher risk residential real estate loans transferred to held for sale. The ratio of allowance for loan losses to total loans, net of unearned income (coverage ratio), decreased to 1.21 percent on March 31, 2003, compared to 1.44 percent on March 31, 2002, primarily reflecting improvement in the retail loan portfolio’s risk profile, including the effects of the whole loan insurance, the sale of the Money Center loans and the transfer of certain loans to held for sale.

Nonperforming loans were $64.4 million on March 31, 2003, with a ratio of nonperforming loans to total loans of .48 percent. This compares to nonperforming loans of $66.5 million on March 31, 2002, and a nonperforming loans ratio of .64 percent. Nonperforming assets totaled $78.4 million on March 31, 2003, compared with $89.8 million on March 31, 2002. On March 31, 2003, FTNC had no concentrations of 10 percent or more of total loans in any single industry.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economy. In addition, asset quality indicators could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/reward profiles. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Table 4 – Asset Quality Information

	March 31

(Dollars in thousands)	2003	2002

Lending Activities*:
Nonperforming loans	$ 52,690	$ 45,290
Foreclosed real estate	9,684	7,810
Other assets	57	97

Total Lending Activities	62,431	53,197

Mortgage Production Activities*:
Nonperforming loans – held for sale	7,139	—
Nonperforming loans – loan portfolio	4,550	21,183
Foreclosed real estate	4,245	15,438

Total Mortgage Production Activities	15,934	36,621

Total nonperforming assets	$ 78,365	$ 89,818

Loans and leases 30 to 89 days past due	$ 99,135	$ 105,830
Loans and leases 90 days past due	36,794	37,951
Potential problem assets**	127,954	121,472

	First Quarter

	2003	2002

Allowance for loan losses:
Beginning balance on December 31	$ 144,298	$ 150,614
Provision for loan losses	27,450	25,922
Charge–offs	(30,861)	(31,335)
Loan recoveries	3,597	3,401

Ending balance on March 31	$ 144,484	$ 148,602

	March 31

	2003	2002

Allowance to total loans	1.21%	1.44%
Allowance to nonperforming loans in the loan portfolio	252	224
Nonperforming assets to total loans, foreclosed real estate
and other assets (Lending Activities only)	.52	.51
Nonperforming assets to unpaid principal balance of
servicing portfolio (Mortgage Production Activities only)	.03	.08

*	Lending activities include all activities associated with the loan portfolio. Mortgage production includes activities associated with the mortgage warehouse.

**	Includes loans and leases 90 days past due.

Certain previously reported amounts have been adjusted to agree with current presentation. 25

Table 5 – Charge-off Ratios

	Three Months Ended March 31
	2003	2002

Commercial	.57%	.94%
Retail real estate*	1.11	.77
Other retail	2.26	3.69
Credit card receivables	4.51	4.45
Total net charge-offs	.95	1.09

*	In 2003 includes a $7.4 million charge-off resulting from the planned sale of certain higher risk residential real estate loans which were transferred to held for sale.

BUSINESS LINE REVIEW

First Horizon

Pre-tax income for First Horizon increased 189 percent to $119.2 million for first quarter 2003, compared to $41.2 million for first quarter 2002.

Total revenues were $351.9 million, an increase of 93 percent from $182.2 million in 2002. Net interest income increased 40 percent to $73.4 million in 2003 from $52.6 million. Net interest income in First Horizon Equity Lending increased $7.5 million primarily due to an increase of 166 percent in home equity lines of credit which averaged $1.6 billion for first quarter 2003 compared to $.6 billion in 2002. The remaining increase of $13.3 million in net interest income reflects the impact of a larger portfolio of loans held for sale (warehouse) which grew 67 percent to $4.1 billion from $2.5 billion in first quarter 2002. Net interest spread on the warehouse, however, was negatively impacted by lower mortgage rates. Total fee income increased 115 percent to $278.5 million in 2003 compared to $129.6 million in 2002. Fee income consists primarily of mortgage banking-related fees from the origination process, fees from mortgage servicing and MSR’s net hedge gains or losses. Total fee income is net of amortization, impairment and other expenses related to MSR’s and related hedges.

Origination activity increased 117 percent to $11.5 billion compared to $5.3 billion in 2002. Driven by low mortgage interest rates, refinance activity increased 177 percent to $9.1 billion and represented 79 percent of total originations during 2003 compared to 62 percent in 2002. Home purchase related originations grew 20 percent in 2003, demonstrating First Horizon Home Loans’ success in penetrating the purchase market. Due to the more stable nature of this market, which is not as vulnerable to interest rates, First Horizon Home Loans’ access to the purchase market should help support production levels when mortgage rates rise. Due to the high origination volumes, loan sales into the secondary market increased 84 percent to $11.6 billion in 2003 compared to last year. Fees derived from the mortgage origination process increased 95 percent in 2003, to $245.0 million from $125.5 million in 2002. The fee growth was primarily due to increases in origination fees, in revenue recognized on loans sold, in the value recognized on loans in process and higher net secondary marketing trading gains. Secondary marketing activities increased $83.4 million primarily due to an increase of $56.0 million in net secondary marketing trading gains resulting primarily from increased production and the favorable interest rate environment experienced during 2003.

While the growth in refinance activity produced increased origination fee income, it also increased actual and projected MSR’s prepayment speeds. As a result of the increased mortgage prepayment speeds experienced in 2003, the expected future cash flows that support the carrying values of MSR’s were reduced, resulting in a 5 percent increase, to $31.1 million in MSR’s amortization expense. For purposes of impairment evaluation, the MSR’s are stratified based on the predominant characteristics of the underlying loans. These strata currently include adjustable and fixed-rate loans. The fixed-rate loans are further stratified by 100 basis-point interest rate bands. In 2002, the fixed-rate loans were stratified by 150 basis-point interest rate bands. MSR’s impairment loss increased 35 percent to $42.5 million due in part to the change in interest rate bands. MSR’s amortization was $29.7 million in 2002 and there was a MSR’s impairment loss of $31.4 million. The decrease in fair value of MSR’s attributed to declining interest rates was significantly offset by an increase in the value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s. MSR’s net hedge results were $38.0 million in 2003 compared to $15.0 million in 2002 (both years represent an increase in the value of hedges offset by a decrease in the value of hedged MSR’s).

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $58.2 billion on March 31, 2003, compared to $46.7 billion on March 31, 2002 (see Note 7 – Mortgage Servicing Rights for information summarizing changes in MSR’s). As a result of the strong originations, there was an increase in capitalized MSR’s during 2003 of $129.2 million, net of sales. Mortgage servicing fee income increased 10 percent to $45.4 million in 2003 primarily due to a 24 percent increase in the average mortgage-servicing portfolio, the effect of which was partially offset by a negative impact from prepayments.

The provision for loan losses was $11.8 million in 2003 compared to $11.3 million in 2002. The increased provision reflects the impact of a higher level of loans, which was largely offset by improvement in the risk profile of the retail loan portfolio due to the sale of Money Center loans in 2002, certain classified and nonperforming loans being transferred to held for sale and whole-loan insurance being provided for a segment of the retail loan portfolio. Going forward, exclusive of expected loan growth, net charge-offs and the provision for loan losses should decrease due to the improvements in the risk profile of the retail loan portfolio.

Total noninterest expense increased 70 percent to $220.9 million in 2003 compared to $129.7 million in 2002. The increase was primarily the result of a 68 percent increase in personnel expense that includes the impact of increased salary and commission expense related to the increased mortgage origination volume produced during 2003. The impact of investments made by First Horizon in growing the retail sales force is also reflected in this expense growth. In 2003, the sales force increased by approximately 58 percent. In addition, a lease arrangement with a single-purpose entity for First Horizon’s main office headquarters was terminated, and as a result, losses of $14.0 million were incurred in first quarter 2003. Termination of the lease arrangement will result in lower costs in future periods.

Going forward, the existing level of loans in process (pipeline) due to an as yet unabated surge in applications currently indicates a continuation of record origination levels. Excluding the impact of the pipeline, fee income from refinance loan originations will generally depend on mortgage interest rates. An increase in rates should reduce origination fees and profit from the sale of loans, but should also reduce MSR’s amortization expense and impairment losses, while a decrease in rates should increase this net revenue. Flat to rising interest rates should reduce net secondary marketing trading gains, while falling rates should increase this net revenue. If total origination volume increases and/or the yield curve steepens, net interest income from the warehouse should increase, while if volume decreases and/or the yield curve flattens, this revenue should decrease. Home purchase-related originations should reflect the relative strength or weakness of the economy and will also be influenced by the size of the sales force. Continued success of national cross-sell strategies should increase revenues from products other than traditional mortgage origination and servicing. Actual results could differ because of various factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

First Tennessee Banking Group

Pre-tax income for First Tennessee Banking Group decreased 45 percent to $35.6 million for first quarter 2003, compared to $64.9 million for first quarter 2002.

Total revenues for the segment were $177.6 million, a decrease of 7 percent from $191.7 million in 2002. Net interest income decreased to $104.5 million in 2003 or 11 percent, compared to $118.0 million in 2002. The decline in net interest income was related to compression in the net interest margin from traditional banking activities, primarily due to a change in the mix of the loan portfolio to floating rate products and due to the repricing of term assets in this low interest rate environment. Noninterest income remained relatively flat at $74.2 million compared to $73.7 million in 2002. Trust and investment management fees continue to be negatively impacted by contraction of equity market valuations, however, this impact is offset by improvement in insurance and other revenue sources.

The provision for loan losses was $15.9 million in first quarter 2003 compared to $15.4 million in first quarter of last year primarily due to the continued impact on our customer base of an ongoing economic period of slow growth.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the Tennessee economy.

Total noninterest expense increased 13 percent in 2003 to $126.1 million from $111.4 million last year. Contributing to this increase were expenses (including marketing, professional fees, and contract termination costs) associated with initiatives focused on benefiting future profitability and higher pension and employee related costs.

Going forward, as term assets continue to reprice to lower rates, net interest margin should decline further in the near-term. Over the long-term, FTNC’s relatively neutral balance sheet position should allow the net interest margin to stabilize after the effect of this repricing has occurred. Fee income from trust services and investment management should increase if the equity market improves and should decrease if the equity market experiences further declines. Actual results could differ because of various factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

FTN Financial

Pre-tax income for FTN Financial increased 19 percent to $46.3 million for first quarter 2003, compared to $38.9 million for first quarter 2002.

Total revenues were $151.0 million, an increase of 37 percent from $109.9 million in 2002. Fee income increased 40 percent to $141.9 million in 2003. This increased revenue reflects continued growth and penetration into FTN Financial’s targeted customer base through expanded products and services. Revenue growth has also been influenced by the increased liquidity that capital markets’ depository customers have experienced, as well as continued growth in the capital markets’ non-depository account base. FTN Financial’s enhanced institutional product and service lines, which include investment banking, equity research and sales, correspondent services and portfolio advisory services, remained relatively flat compared to 2002. Total securities bought and sold increased 49 percent to $554.5 billion from $372.7 billion in 2002.

Total noninterest expense increased 46 percent to $105.0 million compared to $71.8 million in 2002. This growth was primarily due to an increase of 44 percent in personnel expense, the largest component of noninterest expense, resulting from commissions and incentives associated with the higher fee income this year.

Going forward, revenues will fluctuate based on factors which include the expansion or contraction of the customer base, the volume of investment banking transactions and the introduction of new products, as well as the strength of loan growth in the U.S. economy and volatility in the interest rate environment and the equity markets. Actual results could differ because of various factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Transaction Processing

Pre-tax income for Transaction Processing decreased 28 percent to $4.3 million for first quarter 2003, compared to $5.9 million for first quarter 2002. Total revenues were $29.8 million, an increase of 6 percent from $28.2 million in 2002. The volume of merchant transactions processed grew 27 percent over first quarter 2002. Both revenue and expense levels were influenced by recent acquisitions.

Corporate

The Corporate segment’s results showed a pre-tax loss of $23.4 million for 2003, compared to a pre-tax loss of $19.8 million in 2002. In first quarter 2003, $12.4 million of expense was recognized related to modifications in and funding of an old deferred compensation plan, primarily for retirees. This transaction will reduce future expense related to this plan. In first quarter 2002, $6.6 million of expense was related to a specific litigation matter.

BALANCE SHEET REVIEW

Earning assets

Earning assets primarily consist of loans, loans held for sale and investment securities. For first quarter 2003, earning assets averaged $19.7 billion compared with $16.5 billion for first quarter 2002. The 19 percent increase in earning assets was primarily due to growth in loans held for sale of 65 percent and a 12 percent increase in loans. On March 31, 2003, FTNC reported total assets of $24.8 billion compared with $19.6 billion on March 31, 2002. Average total assets increased 17 percent to $23.3 billion from $19.9 billion in first quarter 2002.

Loans

Average total loans increased 12 percent for first quarter 2003 to $11.5 billion primarily due to an increase of 23 percent in retail loans principally from growth in equity lending. Commercial loans increased 3 percent to $5.7 billion. Additional loan information is provided in Table 6.

Table 6 – Average Loans

	Three Months Ended March 31

(Dollars in millions)	2003	Percent of Total	Growth Rate	2002	Percent of Total

Commercial:
Commercial, financial and industrial	$4,045.0	35%	—%	$4,063.5	39%
Real estate commercial	1,061.9	9	8.2	981.1	10
Real estate construction	589.0	5	16.8	504.1	5
Retail:
Real estate residential	4,933.9	43	29.5	3,810.0	37
Real estate construction	355.7	3	69.3	210.1	2
Other consumer	275.0	3	(38.1)	444.5	4
Credit card receivables	260.7	2	(3.0)	268.7	3

Total loans, net of unearned	$11,521.2	100%	12.1%	$10,282.0	100%

During years prior to 2003 certain retail loans have been securitized. The majority of these securities are owned by subsidiaries of FTNC, including FTBNA, and are classified as investment securities.

Loans Held for Sale / Investment Securities

Loans held for sale, consisting primarily of mortgage loans, increased 65 percent to $4.1 billion in 2003 from $2.5 billion in 2002 due to the high level of originations in 2003. Average investment securities increased 4 percent in first quarter 2003 to $2.5 billion from $2.4 billion.

Deposits / Other Sources of Funds

Since first quarter 2002, average core deposits increased 10 percent to $10.3 billion from $9.3 billion while interest-bearing core deposits remained relatively flat at $5.8 billion compared to $5.9 billion in 2002. Noninterest-bearing deposits increased 29 percent in first quarter 2003 to $4.5 billion from $3.5 billion due to growth in a cash management product and mortgage escrow accounts. Short-term purchased funds increased 19 percent to $8.7 billion from $7.3 billion for the previous year. Short-term purchased funds accounted for 44 percent of FTNC’s funding (core deposits plus purchased funds and term borrowings) for first quarter 2003 compared to 42 percent for first quarter 2002. Term borrowings increased to $1.0 billion for first quarter 2003 compared to $.6 billion for first quarter 2002.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers. The Asset/Liability Committee, a committee consisting of senior management that meets regularly, is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are FTNC’s primary source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For first quarter 2003, the average total loan to core deposit ratio was 112 percent compared with 110 percent in first quarter 2002. FTBNA has a bank note program available for additional liquidity, under which the bank may borrow funds from time to time, at maturities of 30 days to 30 years. On March 31, 2003, approximately $1.6 billion was available under the bank note program as a long-term (greater than one year) funding source. FTNC also evaluates alternative sources of funding, including loan sales, securitizations, syndications, and debt offerings in its management of liquidity.

FTNC has a loan funding arrangement with a commercial paper conduit facility. The majority of loans made under this facility would qualify for FTNC’s highest grades of low-risk commercial loans if these loans had been made by FTNC. FTNC provides a liquidity facility and a credit enhancement to the conduit that totaled $74.5 million on March 31, 2003. The loans in the conduit are not reflected on FTNC’s Consolidated Statements of Condition. This facility does not represent a critical element of FTNC's liquidity. Beginning in first quarter 2003, FTNC discontinued the practice of referring loans to this facility. Loans that previously would have been referred to the conduit are currently being funded by FTNC. FTNC does not anticipate any loans remaining in the conduit by the end of second quarter 2003. Upon adoption of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", FTNC believes it is reasonably possible that consolidation of the conduit facility would have been required (see Note 1 – Financial Information).

First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, First Tennessee Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. In many cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans. After sale, these loans are not reflected on the Consolidated Statements of Condition. Each of these GSE’s has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. During first quarter 2003, approximately $9.3 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these GSE’s. FTNC’s use of these GSE’s as an efficient outlet for mortgage loan production is an essential source of liquidity for FTNC and other participants in the housing industry.

Certain of First Horizon Home Loans’ originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $323 thousand (jumbo loans). First Horizon Home Loans pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Statements of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon Home Loans and other participants in the housing industry to monetize these assets. In most cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans and, on occasion, has retained senior principal-only certificates or interest-only strips that are classified on the Consolidated Statement of Condition as trading securities. On March 31, 2003, the outstanding principal amount of loans in these off-balance sheet business trusts was $2.7 billion. Given the significance of First Horizon Home Loans’ origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FTNC.

Other securitization activity includes an automobile loan securitization in 2000. There was $17.8 million in unpaid principal balance of loans in the securitization trust on March 31, 2003. This securitization is not an essential element of FTNC’s liquidity.

In addition to these transactions, liquidity has been obtained in prior years through issuance of guaranteed preferred beneficial interests in FTNC’s junior subordinated debentures through a Delaware business trust wholly owned by FTNC ($100.0 million on March 31, 2003) and through preferred stock issued by an indirect wholly owned subsidiary of FTNC ($44.4 million on March 31, 2003).

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debtholders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), FTNC, as of March 31, 2003, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $225 million. In addition, FTNC also has an effective capital securities shelf registration statement on file with the SEC under which up to $200 million of capital securities is available for issuance.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders’ equity was $1.8 billion on March 31, 2003, an increase of 16 percent from $1.5 billion on March 31, 2002. The increase in capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $111.3 million, or 3.0 million shares since March 31, 2002. Pursuant to board authority, FTNC plans to continue to repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. On October 16, 2001, the board of directors extended from June 30, 2002, until December 31, 2004, the non-stock option plan-related repurchases of up to 9.5 million shares, previously approved in October 2000. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management. Through March 31, 2003, 2.5 million shares have been repurchased pursuant to this authority.

Average shareholders’ equity increased 16 percent since first quarter 2002 to $1.7 billion from $1.5 billion, reflecting internal capital generation. The average shareholders’ equity to average assets ratio was 7.47 percent for first quarter 2003 compared to 7.50 percent for first quarter 2002. Unrealized market valuations had no material effect on the ratios during first quarter 2003.

On March 31, 2003, the corporation’s Tier 1 capital ratio was 9.25 percent, the total capital ratio was 11.85 percent and the leverage ratio was 7.06 percent. On March 31, 2003, FTNC’s bank affiliates had sufficient capital to qualify as well-capitalized institutions. As discussed in Liquidity Management above, First Horizon Home Loans uses single-purpose business trusts to securitize and sell jumbo loans, which, therefore, are not reflected on FTNC’s Consolidated Statements of Condition. Even if these loans had not been securitized and sold, and were included on the Consolidated Statements of Condition, FTNC and all of its banking affiliates would have been well capitalized.

CRITICAL ACCOUNTING POLICIES

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FTNC’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The consolidated financial statements of FTNC are prepared in conformity with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if (a) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (b) different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of FTNC’s financial condition, changes in financial condition or results of operations.

Management believes the following critical accounting policies are both important to the portrayal of the company’s financial condition and results of operations and require subjective or complex judgments. Management has discussed with the Board of Directors’ Audit Committee these critical accounting policies, including the development, selection and disclosure of the critical accounting estimates. These judgments about critical accounting estimates are based on information available as of the date of the financial statements.

Mortgage Servicing Rights and Other Related Retained Interests

When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. The expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as MSR’s on the Consolidated Statements of Condition. In certain cases, when First Horizon Home Loans sells mortgage loans in the secondary market, it retains an interest in the mortgage loans sold primarily through interest-only certificates. Interest-only certificates are financial assets, which represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees.

MSR’s Estimated Fair Value

The fair value of MSR’s typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in-part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio.

Since sales of MSR’s tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR’s. As such, like other participants in the mortgage banking business, First Horizon Home Loans relies primarily on a discounted cash flow model to estimate the fair value of its MSR’s. This model calculates estimated fair value of the MSR’s using numerous tranches of MSR’s, which share similar key characteristics, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, moderate), agency type and other factors. First Horizon Home Loans uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews estimated fair values and assumptions with third-party brokers and other service providers on a quarterly basis. First Horizon Home Loans also compares its estimates of fair value and assumptions to recent market activity and against its own experience.

Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR’s requires First Horizon Home Loans to make several critical assumptions based upon current market and loan production data.

Prepayment speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur there is a corresponding increase in actual and expected borrower prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, or is expected to prepay faster than originally expected, the anticipated cash flows associated with servicing that loan are terminated or reduced, resulting in a reduction, or impairment, to the fair value of the capitalized MSR’s. To estimate prepayment speeds, First Horizon Home Loans utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors. For purposes of model valuation, estimates are made for each product type within the MSR’s portfolio on a monthly basis.

Discount rate: Represents the rate at which the expected cash flows are discounted to arrive at the net present value of servicing income. Estimated discount rates will change with market conditions (i.e., supply vs. demand) and be reflective of the yields expected to be earned by market participants investing in MSR’s.

Cost to service: Expected costs to service are estimated based upon the costs that a market participant would use in evaluating the potential acquisition of MSR’s.

Float income: Estimated float income is driven by expected float balances (principal and interest payments that are held pending remittance to the investor) and current market interest rates, including the thirty day London Inter-Bank Offered Rate (LIBOR) and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair market value of MSR’s.

First Horizon Home Loans engages in a process referred to as “price discovery” on a monthly basis to assess the reasonableness of the estimated fair value of MSR’s. Price discovery is conducted through a process of obtaining the following information: (a) monthly informal valuation of the servicing portfolio by a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data available through third party participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR’s, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR’s is reasonable when compared to market information. On March 31, 2003 and 2002, based upon the information obtained through price discovery, First Horizon Home Loans determined that its MSR’s valuations and assumptions were reasonable based on the price discovery process.

The overall assessment of the estimated fair value of MSR’s is submitted monthly for review by the First Horizon Risk Management Committee (FHRMC). The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon Home Loans’ MSR’s. Each quarter, First Tennessee’s MSR’s Committee reviews the original valuation, impairment, and the initial capitalization rates for newly originated MSR’s. In addition, the Executive Committee of First Tennessee’s board of directors reviews the initial capitalization rates and approves the calculation of amortization expense.

MSR’s are included on the Consolidated Statements of Condition, net of accumulated amortization. The changes in fair value of MSR’s are included as a component of Mortgage Banking – Noninterest Income on the Consolidated Statements of Income.

Hedging the Fair Value of MSR’s

In order to provide protection from a decline in the fair value of MSR’s, First Horizon Home Loans employs a hedging strategy. This strategy uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts which will substantially offset the change in fair value of certain MSR’s. On March 31, 2003 and 2002, hedged MSR’s approximated 97 percent and 103 percent of the total MSR’s portfolio, as measured on a dollar at risk basis. In order to substantially hedge the change in fair value of the hedged MSR’s, First Horizon Home Loans generally maintains a coverage ratio (the ratio of the notional amount of derivatives to the carrying amount of the hedged MSR’s) approximating 100 percent of the hedged MSR’s portfolio. As noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. Pursuant to SFAS No. 133, in any hedge period the difference between the change in fair value of the hedged MSR’s, attributed to the change in the benchmark interest rate, and the change in fair value of the derivatives used to hedge the change in fair value of the MSR’s is recognized as gains or losses in current earnings. First Horizon Home Loans generally attempts to hedge 100 percent of the exposure to a change in the fair value of the hedged MSR’s attributed to a change in the benchmark interest rate, which requires a regular assessment of the amount of derivative financial instruments required to maintain a 100 percent hedge ratio. On March 31, 2003 and 2002, the hedge coverage ratio was approximately 100 percent of the hedged MSR’s portfolio.

Certain components of the fair value of derivatives used to hedge certain MSR’s are excluded from the assessment of hedge effectiveness. Although those amounts are excluded from the assessment of hedge effectiveness, they are included as a component of current earnings in the Consolidated Statements of Income.

The derivative financial instruments used to hedge the change in fair value of hedged MSR’s primarily include interest rate floors, interest rate swaps, swaptions and forward purchase contracts of mortgage backed securities (known as “to be announced” mortgage backed securities, or TBA’s).

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates, which result in the capitalization of new MSR’s associated with new production – this provides for a “natural hedge” in the mortgage banking business cycle. The “replenishment rate” during 2003 – meaning the ratio of new loans originated for every existing customer mortgage loan that prepays – was almost two to one, which includes the retention of existing First Horizon Home Loans customers who prepay their mortgage loans. First Horizon Home Loans capitalized $129.2 million of MSR’s during first quarter 2003, thereby providing a significant offset to the impairment charges recognized related to MSR’s. This new production volume contributed significantly to the overall positive results experienced during 2003, despite significant prepayments and MSR’s impairment charges. New production and origination does not prevent First Horizon Home Loans from recognizing impairment expense on existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR’s as a component of realized gains related to the sale of such loans in the secondary market, thus the “natural hedge” which tends to offset a portion of the MSR’s impairment charges during a period of low interest rates. In a period of increased borrower prepayments, impairment can be significantly offset by a strong replenishment rate and strong net margins on new loan originations. To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

First Horizon Home Loans does not specifically hedge the change in fair value of MSR’s attributed to other risks, including anticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), basis risk (meaning, the risk that changes in the benchmark interest rate may not correlate to changes in the mortgage market interest rates), discount rates, cost to service and other factors. To the extent that these other factors result in changes to the fair value of MSR’s, First Horizon Home Loans experiences volatility in current earnings due to the fact that these risks are not currently hedged.

Actual vs. Estimated MSR’s Critical Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSR’s requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR’s portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSR’s – particularly the estimate of prepayment speeds – can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings. Table 7 provides a summary of actual and estimated weighted average prepayment speeds and float income used in determining the estimated fair value of MSR’s for the quarters ended March 31, 2003 and 2002. Although the estimates of discount rates and cost to service assumptions used in determining the estimated fair value of MSR’s can vary from actual experience, such differences have not been material for the quarters ended March 31, 2003 and 2002.

Table 7 – MSR’s Critical Assumptions

	Three Months Ended March 31

(Dollars in millions)	2003	2002

Prepayment speeds
Actual	48.7%	36.3%
Estimated*	56.5	26.0
Float income
Actual	9.6	8.8
Estimated	8.7	7.9

*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.

During the quarter ended March 31, 2003 and 2002, impairment charges associated with MSR’s of $42.5 million and $31.4 million, respectively, were recognized, which were principally associated with differences between actual and estimated prepayment speeds and other factors, including basis risk associated with benchmark interest rates and actual float income earnings. The decrease in value of MSR’s was significantly offset by an expected increase in value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s (see Table 1 – Mortgage Banking).

Interest-Only Certificates Fair Value

Consistent with MSR’s, the fair value of an interest-only certificate typically rises as market interest rates increase and declines as market interest rates decrease. Additionally, similar to MSR’s, the market for interest-only certificates is limited, and the precise terms of transactions involving interest-only certificates are not typically readily available. Accordingly, First Horizon Home Loans relies primarily on a discounted cash flow model to estimate the fair value of its interest-only certificates.

Estimating the cash flow components and the resultant fair value of the interest-only certificates requires First Horizon Home Loans to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by First Horizon Home Loans to estimate the fair value of interest-only securities include prepayment speeds and discount rates, as discussed above. First Horizon Home Loans interest-only certificates are included as a component of trading securities on the Consolidated Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of mortgage banking income on the Consolidated Statements of Income.

Hedging the Fair Value of Interest-Only Certificates

First Horizon Home Loans employs an economic hedging strategy, which uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts which will substantially offset the change in fair value of certain interest-only certificates. First Horizon Home Loans’ hedging strategy for interest-only certificates does not qualify for hedge accounting under SFAS No. 133 and, accordingly, realized and unrealized gains and losses associated with the change in fair value of derivatives used to hedge interest-only securities are included in current earnings on the Consolidated Statements of Income. The extent to which the change in fair value of interest-only securities is offset by the change in fair value of the derivatives used to hedge these instruments depends primarily on the hedge coverage ratio maintained by First Horizon Home Loans. Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact First Horizon Home Loans’ ability to effectively hedge certain components of the change in fair value of interest-only certificates and could result in significant earnings volatility. The derivative financial instruments used to hedge the change in fair value of hedged interest-only certificates primarily include interest rate floors, interest rate swaps, swaptions and TBA’s.

Pipeline and Warehouse

During the period of loan origination, and prior to the sale of mortgage loans in the secondary market, First Horizon Home Loans has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans. Pipeline loans are either “floating” or “locked”. A floating pipeline loan is one on which an interest rate has not been locked by the borrower. A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an IRLC resulting in interest rate risk to First Horizon Home Loans. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the “inventory” of mortgage loans that are awaiting sale and delivery into the secondary market. First Horizon Home Loans is also exposed to credit risk while a mortgage loan is in the warehouse.

An IRLC binds First Horizon Home Loans to lend funds to the potential borrower at the set interest rate, which expires on a fixed date regardless of whether or not interest rates change in the market. IRLC’s generally have a term of up to 60-days before the closing of the loan. The IRLC, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, First Horizon Home Loans makes estimates of expected “fallout” (locked pipeline loans not expected to close), to estimate expected exposure to interest rate risk. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an IRLC at one lender and enter into a new lower IRLC at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Expected fallout is estimated by management based upon actual cumulative historical fallout rates. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse. Under SFAS No. 133, IRLC’s qualify as derivative financial instruments and, therefore, the changes in fair value of IRLC’s are included in current earnings in the Consolidated Statements of Income.

Like other participants in the mortgage banking business, First Horizon Home Loans relies primarily on an internal valuation model and one of several industry valuation techniques to estimate the fair value of IRLC’s and the mortgage warehouse. This model calculates the estimated fair value using tranches of mortgage loans that are determined to share similar key characteristics, including product type and interest rate bands. For purposes of determining the market interest rates for forward commitments to sell mortgage loans in the secondary market, First Horizon Home Loans obtains market interest rates from independent third parties, which represent actual trade activity in the secondary market. For purposes of determining the fair value of IRLC’s, management utilizes the median broker price information obtained in the secondary market, resulting in an asset with an estimated fair value of $53.7 million and a liability of $1.6 million on March 31, 2003 and 2002, respectively.

To hedge against changes in fair value of the mortgage pipeline and warehouse due to changes in interest rates, First Horizon Home Loans utilizes various derivative financial instruments, which management expects will experience changes in fair value opposite to the change in fair value of the loans in the pipeline and warehouse, thus minimizing earnings volatility. The instruments and techniques used to hedge the pipeline and warehouse include forward sales commitments and other interest rate derivatives. The extent to which First Horizon Home Loans is able to economically hedge changes in the mortgage pipeline depends largely on the hedge coverage ratio that is maintained relative to mortgage loans in the pipeline. The hedge ratio can change significantly due to changes in market interest rates and the associated forward commitment prices for sales of mortgage loans in the secondary market. Increases or decreases in the hedge coverage ratio can result in significant earnings volatility to First Horizon Home Loans. First Horizon Home Loans does not specifically hedge the change in fair value of the mortgage pipeline attributed to other risks, including basis risk and other factors.

Foreclosure Reserves

As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE’s and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On March 31, 2003 and 2002, approximately $4.3 billion and $5.0 billion of mortgage loans were outstanding which were sold under limited recourse arrangements. On March 31, 2003 and 2002, approximately $162.9 million and $209.6 million of mortgage loans were outstanding which were sold under full recourse arrangements.

Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including Department of Housing and Urban Development (HUD), Federal Housing Administration (FHA) and Veterans Administration (VA). First Horizon Home Loans continues to absorb limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and First Horizon Home Loans may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure.

Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs, due to issues associated with underwriting activities, documentation or other concerns.

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the portfolio. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends. On March 31, 2003 and 2002, the foreclosure reserve was $30.9 million and $25.7 million, respectively.

Allowance for Loan Losses

Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. This critical accounting estimate applies primarily to the First Tennessee Banking Group, First Horizon and FTN Financial business segments.

FTNC’s methodology for estimating the allowance for loan losses is not only critical to the accounting estimate, but to the credit risk management function as well. Key components of the estimation process are as follows: (1) commercial loans determined by management to be individually impaired loans are evaluated individually and specific reserves are determined based on the difference between the outstanding loan amount and the estimated net realizable value of the collateral (if collateral dependent) or the present value of expected future cash flows; (2) individual commercial loans not considered to be individually impaired are segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) retail loans are segmented based on loan types; (4) reserve rates for each portfolio segment are calculated based on historical charge-offs and are adjusted by management to reflect current events, trends and conditions (including economic factors and trends); and (5) management’s estimate of probable incurred losses reflects the reserve rate applied against the balance of loans in each segment of the loan portfolio.

Principal loan amounts are charged off against the allowance for loan losses in the period in which the loan or any portion of the loan is deemed to be uncollectible.

FTNC believes that the critical assumptions underlying the accounting estimate made by management include: (i) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (ii) borrower specific information made available to FTNC is current and accurate; (iii) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (iv) no significant loss events have occurred that management should consider at the time of assessing the adequacy of the allowance for loan losses; (v) the economic factors utilized in the allowance for loan losses estimate are used as a measure of actual incurred losses; (vi) the period of history used for historical loss factors is indicative of the current environment; and (vii) the reserve rates, as well as other adjustments estimated by management for current events, trends, and conditions, utilized in the process reflect an estimate of losses that have been incurred as of the date of the financial statements.

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.

In first quarter 2002, management recorded as a component of its allowance for loan losses a general reserve to reflect management’s estimate of additional probable losses that have been incurred but not specifically identified in the commercial portfolio. This reserve helped to minimize the risks related to the margin of imprecision inherent in the estimation of the allowance for loan losses and provided for other factors not considered in computation of reserve rates applied to loan pools. As of December 31, 2002 management decided to specifically quantify risks previously identified and provided for by the general reserve and adjust reserve rates accordingly to reserve for these items in the appropriate pools, and no longer separately presents a general reserve as a component of the allowance for loan losses. As a result of this decision, management has presented the prior period reserves to reflect this methodology change. Except as noted in this paragraph, there have been no significant changes to the methodology for the quarters ended March 31, 2003 and 2002.

Goodwill and Assessment of Impairment

FTNC’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the annual assessment of impairment. Upon adoption of the new accounting standards on January 1, 2002, goodwill is no longer amortized with a periodic charge to earnings. FTNC performed the initial impairment test as of January 1, 2002. Subsequent to the initial evaluation, the annual impairment test will be performed each year as of October 1. The valuations as of January 1, 2002, and October 1, 2002, indicated no goodwill impairment for any of the reporting units.

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FTNC’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FTNC’s policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the First Tennessee Banking Group, First Horizon, FTN Financial, and Transaction Processing business segments. Reporting units have been defined as the same level as the operating business segments.

The impairment testing process conducted by FTNC begins by assigning net assets and goodwill to each reporting unit. FTNC then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

As noted above, a key estimate made by management during the assessment of impairment is the fair value of each reporting unit. During first quarter 2002, FTNC engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its initial impairment assessment as of January 1, 2002. The independent valuation utilized three separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit. As of October 1, 2002, FTNC performed an internal analysis of each reporting unit to determine whether impairment existed at that date.

In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in their determination of fair value. This information included the 2002 budget and forecasted earnings of FTNC. Management believes that this information is a critical assumption underlying the estimate of fair value. The independent third party made other assumptions critical to the process, including discount rates, asset and liability growth rates, and other income and expense estimates, through discussions with management.

While management uses the best information available to estimate future performance for each reporting unit, future adjustments to management’s projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

Contingent Liabilities

A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. FTNC estimates its contingent liabilities based on management’s estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain.

The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or I.R.S. positions, will not differ from management’s assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in FTNC’s view, can distort short-term measures of reported earnings. FTNC uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized MSR’s, which currently have an average life of approximately six years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to FTNC over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if FTNC sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. FTNC believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

FTNC believes a review of the trend, if any, of the servicing rights net value changes under SFAS No. 133 over a long period of time, preferably over an interest rate business cycle, is a more meaningful measure to determine the effectiveness of hedging strategies.

For its internal evaluation of performance, for an applicable period, FTNC reclassifies select components of SFAS 133 hedge ineffectiveness from the reported net income of the First Horizon segment to the Corporate segment. The internal evaluation of long-term performance will include the long-term trend, if any, in these select components of SFAS 133 hedge ineffectiveness.

FURTHER INTERPRETATIONS OF SFAS NO. 133

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between FTNC’s interpretation and that of the FASB, the effects of which cannot presently be anticipated but failure to obtain hedge accounting treatment could be significant to results of operations.

ACCOUNTING CHANGES

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. While FTNC conintues to evaulate the impact of adopting this standard, it is expected to be immaterial to results of future operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires consolidation by a business enterprise of variable interest entities which have either (1) insufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) no equity investor with the essential characteristics of a controlling financial interest, as defined in the interpretation. When an entity meets either of these criteria, a business enterprise with a variable interest (as defined in the interpretation) in the entity must evaluate whether it should be consolidated into the enterprise’s financial statements. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FTNC continues to evaluate its interests in other entities to determine if this guidance will result in consolidation.

Upon adoption of the provisions of this interpretation, FTNC believes it is reasonably possible that consolidation of its loan funding arrangement with a commercial paper conduit facility would be required. Beginning in first quarter 2003, FTNC discontinued the practice of referring loans to this facility. Loans that previously would have been referred to the conduit are currently being funded by FTNC. Loans for which FTNC previously provided a liquidity facility and a credit enhancement to the conduit had decreased to $74.5 million on March 31, 2003 from $217.0 million on March 31, 2002. The loans in the conduit are not currently reflected on FTNC's Consolidated Statement of Condition. FTNC does not anticipate any loans remaining in the conduit by the end of second quarter 2003.

SUBSEQUENT EVENTS

FTBNA issued $250 million of unsecured, subordinated notes on May 1, 2003. FTNC has also priced $100 million of unsecured, subordinated notes and is expecting to close on May 12, 2003. FTBNA’s notes will be included as a component of Tier 2 capital in the bank’s capital ratios for second quarter 2003, and both FTBNA’s and FTNC’s notes will be included as a component of Tier 2 capital in FTNC’s capital ratios for second quarter 2003.

Visa recently reached a tentative settlement with national retailers under which debit card transaction fees will be reduced. Debit card transaction fees do not represent a significant earnings stream for FTNC. While management has not yet quantified the effect of this change in the industry fee structure, it is not expected to have a material impact on FTNC’s profitability.

FTNC is currently operating under a letter of intent and expects to enter into a definitive agreement during second quarter 2003 for a five-year contract to outsource its mainframe and midrange computer operations services. Expenses related to this contract will be included in operations services on the Consolidated Statements of Income and will replace expenses associated with a contract with a different provider that was terminated in 2002. This transition is expected to result in reduced operations services expense in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this Item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report at pages 18 through 41, (b) the Section entitled “Risk Management-Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Financial Appendix to First Tennessee’s 2003 Proxy Statement at pages F-38 through F-42 and (c) the “Interest Rate Risk Management” subsection of Note 1 to FTNC’s consolidated financial statements at pages F-65 through F-66 of the Financial Appendix to FTNC’s 2003 Proxy Statement, and which information is incorporated herein by reference.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. FTNC’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of FTNC’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that FTNC’s disclosure controls and procedures are effective to ensure that material information relating to FTNC and FTNC’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in FTNC’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

43

Part II.

OTHER INFORMATION

Items 1, 2, 3, 4 and 5

As of the end of the first quarter, 2003, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

4	Instruments defining the rights of security holders, including indentures*

99(a)	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section and the “Interest Rate Risk Management” subsection of Note 1 to FTNC’s consolidated financial statements, contained, respectively, at pages F-38 through F-42 and pages F-65 through F-66, in the Financial Appendix to FTNC’s 2003 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 15, 2003, filed March 18, 2003, and incorporated herein by reference.

*	FTNC agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of FTNC and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during first quarter 2003. 45

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TENNESSEE NATIONAL CORPORATION (Registrant)
DATE: 5/12/03 ——––	By: /s/ James F. Keen ————————————— James F. Keen Executive Vice President, Chief Financial Officer and Corporate Controller (Duly Authorized Officer and Principal Financial Officer)

46

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

Date May 12, 2003 /s/ J. Kenneth Glass ——————————————— J. Kenneth Glass President and Chief Executive Officer 47

I, James F. Keen, Executive Vice President, Chief Financial Officer and Corporate Controller of First Tennessee National Corporation, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 12, 2003 /s/ James F. Keen ————————————— James F. Keen Executive Vice President, Chief Financial Officer and Corporate Controller 48

EXHIBIT INDEX

Exhibit No.	Description

4	Instruments defining the rights of security holders, including indentures*

99(a)	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section and the “Interest Rate Risk Management” subsection of Note 1 to FTNC’s consolidated financial statements, contained, respectively, at pages F-38 through F-42 and pages F-65 through F-66, in the Financial Appendix to FTNC’s 2003 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 15, 2003, filed March 18, 2003, and incorporated herein by reference.

*	FTNC agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of FTNC and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

49

May 12, 2003 Securities and Exchange Commission 450 Fifth Street N.W. Washington, D.C. 20549

Re:	First Tennessee National Corporation Commission file number 0-4491 Quarterly Report on Form 10-Q

Gentlemen:

On behalf of First Tennessee National Corporation, included for filing, via EDGAR, is Form 10-Q for the fiscal quarter ended March 31, 2003. Also included with this letter to accompany the Form 10-Q, but which is not a part of the Form 10-Q, are the certifications of the Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Any requests for additional information or comments with respect to this filing may be addressed to: James F. Keen, Executive Vice President, Chief Financial Officer and Corporate Controller, telephone number (901) 537-1920.

Sincerely,

Debra L. White
Vice President, External Reporting

Enclosures

CERTIFICATION OF PERIODIC REPORT
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
As Codefied at 18 U.S.C. Section 1350

I, the undersigned J. Kenneth Glass, President and Chief Executive Officer of First Tennessee National Corporation (“Corporation”), hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, as follows:

1.	The Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: May 12, 2003
/s/ J. Kenneth Glass ——————————————— J. Kenneth Glass President and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
As Codefied at 18 U.S.C. Section 1350

I, the undersigned James F. Keen, Executive Vice President, Chief Financial Officer and Corporate Controller of First Tennessee National Corporation (“Corporation”), hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, as follows:

1.	The Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: May 12, 2003

/s/ James F. Keen ————————————————— James F. Keen Executive Vice President, Chief Financial Officer and Corporate Controller