Form 10-Q
period 2003-06-30
FIRST TENNESSEE NATIONAL CORP
filed 2003-08-12
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-4491

CIK number 0000036966

FIRST TENNESSEE NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0803242 (I.R.S. Employer Identification No.)

165 Madison Avenue, Memphis, Tennessee (Address of principal executive offices)	38103 (Zip Code)

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

Yes    x    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value Class	125,830,063 Outstanding on July 31, 2003

FIRST TENNESSEE NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

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

CONSOLIDATED STATEMENTS OF CONDITION	First Tennessee National Corporation

	June 30		December 31

(Dollars in thousands)(Unaudited)	2003	2002	2002

Assets:
Cash and due from banks	$922,268	$890,972	$1,068,110
Federal funds sold and securities purchased under agreements to resell	280,614	225,540	260,607

Total cash and cash equivalents	1,202,882	1,116,512	1,328,717

Investment in bank time deposits	890	1,140	1,906
Trading securities	885,569	633,464	893,997
Loans held for sale	5,851,079	2,243,146	4,797,565
Securities available for sale	2,266,751	2,044,435	2,419,908
Securities held to maturity (market value of $197,579 on June 30, 2003; $367,052 on June 30, 2002; and $284,510 on December 31, 2002)	194,433	362,493	280,377
Loans, net of unearned income	12,766,889	10,544,657	11,345,445
Less:Allowance for loan losses	159,080	147,417	144,298

Total net loans	12,607,809	10,397,240	11,201,147

Premises and equipment, net	305,249	247,774	254,132
Real estate acquired by foreclosure	16,414	21,499	11,451
Mortgage servicing rights, net	419,917	624,645	440,482
Goodwill	173,750	163,213	164,617
Other intangible assets, net	32,099	33,175	29,648
Capital markets receivables and other assets	3,982,392	1,927,536	1,999,148

Total assets	$27,939,234	$19,816,272	$23,823,095

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing	$9,717,578	$8,875,425	$10,564,489
Noninterest-bearing	5,775,228	3,520,655	5,149,414

Total deposits	15,492,806	12,396,080	15,713,903

Federal funds purchased and securities sold under agreements to repurchase	4,255,579	3,132,475	3,126,350
Commercial paper and other short-term borrowings	668,029	313,673	361,208
Capital markets payables and other liabilities	3,999,825	1,615,453	1,856,347
Term borrowings	1,584,789	650,968	929,715

Total liabilities	26,001,028	18,108,649	21,987,523

Guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures	100,000	100,000	100,000
Preferred stock of subsidiary	44,442	44,236	44,392

Shareholders’ equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	—	—	—
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 125,536,982 on June 30, 2003; 125,434,878 on June 30, 2002; and 125,600,024 on December 31, 2002)	78,461	78,397	78,500
Capital surplus	137,122	116,790	119,318
Undivided profits	1,561,648	1,335,102	1,461,946
Accumulated other comprehensive income	16,698	30,012	26,487
Deferred compensation on restricted stock incentive plans	(12,572)	(7,070)	(5,796)
Deferred compensation obligation	12,407	10,156	10,725

Total shareholders’ equity	1,793,764	1,563,387	1,691,180

Total liabilities and shareholders’ equity	$27,939,234	$19,816,272	$23,823,095

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	First Tennessee National Corporation

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands except per share data)(Unaudited)	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$159,894	$166,322	$316,571	$333,285
Interest on investment securities:
Taxable	25,456	36,357	56,430	72,401
Tax-exempt	90	196	213	492
Interest on loans held for sale	66,339	32,046	121,383	72,463
Interest on trading securities	12,692	11,935	23,678	24,906
Interest on other earning assets	1,328	1,844	2,463	3,133

Total interest income	265,799	248,700	520,738	506,680

Interest expense:
Interest on deposits:
Savings	281	586	562	1,157
Checking interest and money market account	6,323	9,954	12,482	20,039
Certificates of deposit under $100,000 and other time	14,508	18,356	29,808	36,934
Certificates of deposit $100,000 and more	17,564	18,308	35,313	39,379
Interest on short-term borrowings	17,443	17,328	31,877	34,045
Interest on term borrowings	9,929	7,002	17,522	13,608

Total interest expense	66,048	71,534	127,564	145,162

Net interest income	199,751	177,166	393,174	361,518
Provision for loan losses	27,501	23,286	54,951	49,208

Net interest income after provision for loan losses	172,250	153,880	338,223	312,310

Noninterest income:
Mortgage banking	276,562	129,926	548,410	251,183
Capital markets	158,598	98,289	298,273	197,775
Deposit transactions and cash management	38,626	36,393	71,402	68,817
Trust services and investment management	10,825	13,324	22,208	27,413
Insurance premiums and commissions	15,185	12,393	29,648	25,913
Merchant processing	13,860	12,627	26,436	22,840
Equity securities losses, net	(67)	(2,196)	(1,566)	(2,196)
Debt securities losses, net	(685)	(121)	(242)	(155)
All other income and commissions	35,716	35,946	72,201	69,923

Total noninterest income	548,620	336,581	1,066,770	661,513

Adjusted gross income after provision for loan losses	720,870	490,461	1,404,993	973,823

Noninterest expense:
Employee compensation, incentives and benefits	362,340	222,558	681,322	440,157
Occupancy	19,789	18,452	39,394	35,587
Equipment rentals, depreciation and maintenance	16,616	16,594	33,806	32,512
Operations services	17,330	14,867	35,088	29,383
Communications and courier	15,876	12,215	30,665	25,542
Amortization of intangible assets	1,738	1,357	3,512	2,955
All other expense	115,647	68,554	228,028	141,137

Total noninterest expense	549,336	354,597	1,051,815	707,273

Pretax income	171,534	135,864	353,178	266,550
Applicable income taxes	53,182	45,399	115,797	89,004

Net income	$118,352	$90,465	$237,381	$177,546

Earnings per common share (Note 3)	.93	.71	1.87	1.40

Diluted earnings per common share (Note 3)	.90	.69	1.81	1.36

Weighted average shares outstanding	127,161,135	126,680,703	126,963,666	126,732,470

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	First Tennessee National Corporation

(Dollars in thousands) (Unaudited)	2003	2002

Balance, January 1	$1,691,180	$1,477,762
Net income	237,381	177,546
Other comprehensive income:
Unrealized loss on cash flow hedge, net of tax	137	(1,320)
Unrealized market adjustments, net of tax	(9,926)	8,054

Comprehensive income	227,592	184,280

Cash dividends declared	(75,618)	(62,819)
Common stock issued for exercise of stock options	52,152	34,597
Tax benefit from non-qualified stock options	19,148	10,109
Common stock repurchased	(127,367)	(88,060)
Amortization on restricted stock incentive plans	1,248	1,225
Other	5,429	6,293

Balance, June 30	$1,793,764	$1,563,387

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	First Tennessee National Corporation

		Six Months Ended June 30

(Dollars in thousands)(Unaudited)		2003	2002

Operating	Net income	$237,381	$177,546
Activities	Adjustments to reconcile net income to net cash (used)/provided by operating activities:
	Provision for loan losses	54,951	49,208
	Provision for deferred income tax	65,758	43,788
	Depreciation and amortization of premises and equipment	27,906	27,518
	Amortization and impairment of mortgage servicing rights	178,525	115,927
	Amortization of intangible assets	3,512	2,955
	Net other amortization and accretion	33,987	9,959
	Net (increase)/decrease in net derivative product assets	(31,831)	(18,001)
	Market value adjustment on foreclosed property	6,783	8,118
	Equity securities losses	1,566	2,196
	Debt securities losses	242	155
	Net (gains)/losses on disposal of fixed assets	1,001	(441)
	Net (increase)/decrease in:
	Trading securities	295	12,715
	Loans held for sale	(1,053,514)	1,156,163
	Capital markets receivables	(1,834,336)	(287,958)
	Interest receivable	(855)	7,004
	Other assets	(369,527)	(66,176)
	Net increase/(decrease) in:
	Capital markets payables	1,387,367	96,389
	Interest payable	(699)	(7,669)
	Other liabilities	789,524	41,649

	Total adjustments	(739,345)	1,193,499

	Net cash (used)/provided by operating activities	(501,964)	1,371,045

Investing	Maturities of held to maturity securities	84,998	98,093
Activities	Available for sale securities:
	Sales	520,380	157,651
	Maturities	866,583	549,718
	Purchases	(1,245,550)	(673,142)
	Premises and equipment:
	Sales	13	2,088
	Purchases	(74,692)	(20,098)
	Net increase in loans	(1,493,792)	(331,443)
	Net decrease in investment in bank time deposits	1,016	600
	Acquisitions, net of cash and cash equivalents	(1,930)	(1,433)

	Net cash used by investing activities	(1,342,974)	(217,966)

Financing	Common stock:
Activities	Exercise of stock options	52,175	34,171
	Cash dividends	(75,392)	(62,919)
	Repurchase of shares	(127,452)	(88,060)
	Term borrowings:
	Issuance	725,432	102,792
	Payments	(70,558)	(2,368)
	Net increase/(decrease) in:
	Deposits	(221,152)	(1,210,260)
	Short-term borrowings	1,436,050	75,454

	Net cash provided/(used) by financing activities	1,719,103	(1,151,190)

	Net (decrease)/increase in cash and cash equivalents	(125,835)	1,889

	Cash and cash equivalents at beginning of period	1,328,717	1,114,623

	Cash and cash equivalents at end of period	$1,202,882	$1,116,512

	Total interest paid	$127,847	$152,459
	Total income taxes paid	58,557	49,750

See accompanying notes to consolidated financial statements.

Note 1 – Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three-month and six-month periods ended June 30, 2003 and June 30, 2002, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2003 Proxy Statement.

Stock options. First Tennessee National Corporation (FTNC) accounts for its employee stock-based compensation plans under the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for these plans been determined consistent with SFAS No. 123, FTNC’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands except per share data)	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30

2003
Net income, as reported	$119,029	$118,352	$237,381
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,438	1,424	4,862
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	3,679	12,292	15,971

Pro forma net income	$118,788	$107,484	$226,272

Earnings per share, as reported	$.94	$.93	$1.87
Pro forma earnings per share	.94	.85	1.78
Diluted earnings per share, as reported	.91	.90	1.81
Pro forma diluted earnings per share	.91	.82	1.73

2002
Net income, as reported	$87,081	$90,465	$177,546
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,618	1,207	3,825
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	6,537	6,200	12,737

Pro forma net income	$83,162	$85,472	$168,634

Earnings per share, as reported	$.69	$.71	$1.40
Pro forma earnings per share	.66	.67	1.33
Diluted earnings per share, as reported	.67	.69	1.36
Pro forma diluted earnings per share	.64	.65	1.29

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

First Horizon Home Loan Corporation (FHHLC) services a mortgage loan portfolio of approximately $64.0 billion as of June 30, 2003, a significant portion of which is held by Government Sponsored Enterprises (GSE’s) or private security holders. In connection with its servicing activities, FHHLC guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, FHHLC is obligated to make the payment to the security holder. Under the terms of the servicing agreements, FHHLC can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are

Note 1 – Financial Information (continued)

ultimately made by FHHLC to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSE’s at foreclosure sale.

FHHLC is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, FHHLC has exposure on all loans sold with recourse. FHHLC has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. FHHLC has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, FHHLC had an allowance for losses on the mortgage servicing portfolio of approximately $31.3 million and $30.2 million as of June 30, 2003 and 2002, respectively. FHHLC has sold certain mortgage loans with an agreement to repurchase the loans upon default. As of June 30, 2003 and 2002, FHHLC had single-family residential loans with outstanding balances of $140.5 million and $210.6 million, respectively, that were sold on a recourse basis. For the single-family residential loans, in the event of borrower nonperformance, FHHLC would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. As of June 30, 2003 and 2002, the outstanding principal balance of loans sold with limited recourse and serviced by FHHLC was $4.0 billion and $4.8 billion, respectively.

Standby letters of credit are conditional commitments issued by FTNC to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer. Standby letters of credit outstanding as of June 30, 2003 and 2002, were $462.9 million and $450.4 million, respectively.

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

Note 1 – Financial Information (continued)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires certain financial instruments with both liability and equity characteristics to be classified as liabilities on the Consolidated Statement of Condition. The statement updates the accounting for certain financial instruments that, under previous guidance, registrants could account for as equity. This statement is effective on July 1, 2003, and restatement of prior periods is not permitted. Upon adoption of this statement, FTNC expects to classify its mandatorily redeemable financial instruments (preferred stock of subsidiary ($44.4 million on June 30, 2003) and guaranteed preferred beneficial interests in FTNC’s junior subordinated debentures ($100.0 million on June 30, 2003)) as liabilities on the Consolidated Statement of Condition. Historically, the related distributions on these instruments ($12.6 million annually) have been classified as noninterest expense on the Consolidated Statements of Income and will be classified as interest expense on a prospective basis.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. The impact of adopting this standard will be immaterial to results of future operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires consolidation by a business enterprise of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. While certain implementation issues related to this standard continue to undergo interpretation, the impact at implementation of adopting this standard will be immaterial to the results of future operations.

Note 2 - Acquisitions/Divestitures

On August 1, 2003, First Horizon Merchant Services, Inc., a wholly owned subsidiary of First Tennessee Bank National Association (FTBNA), the primary banking subsidiary of FTNC, acquired Global Card Services, Inc., a merchant processing company based in Orlando, Florida, for approximately $15.8 million in cash. The acquisition was immaterial to FTNC.

On September 16, 2002, FTBNA sold a portfolio of loans originated through First Horizon Money Centers totaling $208.3 million to American General Finance, Inc. of Evansville, Indiana and closed the related Money Center offices. This transaction resulted in a divestiture gain of $2.3 million.

On June 1, 2002, First Horizon Home Loan Corporation (FHHLC), a wholly owned subsidiary of FTBNA, acquired certain assets and assumed certain liabilities of Real Estate Financial Services (REFS), a mortgage lending company based in Alpharetta, Georgia, for approximately $2.2 million in cash. This transaction was immaterial to FTNC.

On April 1, 2002, FTNC acquired First Premier Financial Services, Inc. (First Premier), a South Dakota based merchant processor, for approximately $11.9 million in cash. First Premier was merged into First Horizon Merchant Services, Inc., a wholly owned subsidiary of FTBNA. The acquisition was immaterial to FTNC.

On June 6, 2001, FTBNA completed the sale of its interests in Check Solutions Company to Carreker Corporation of Dallas, Texas. FTNC recognized a divestiture gain of $42.7 million in 2001. An additional gain of $2.3 million was recognized in 2002.

Note 3 - Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net income	$118,352	$90,465	$237,381	$177,546
Earnings per common share:
Weighted average common shares outstanding	126,055,169	125,636,978	125,872,197	125,750,059
Shares attributable to deferred compensation	1,105,966	1,043,725	1,091,469	982,411

Total weighted average shares	127,161,135	126,680,703	126,963,666	126,732,470

Earnings per common share	$.93	$.71	$1.87	$1.40

Diluted earnings per common share:
Weighted average shares outstanding	127,161,135	126,680,703	126,963,666	126,732,470
Dilutive effect due to stock options	4,702,822	3,905,567	4,117,179	3,726,491

Total weighted average shares, as adjusted	131,863,957	130,586,270	131,080,845	130,458,961

Diluted earnings per common share	$.90	$.69	$1.81	$1.36

Note 4 – Loans

The composition of the loan portfolio on June 30 is detailed below:

(Dollars in thousands)	2003	2002

Commercial:
Commercial, financial and industrial	$4,473,933	$3,901,851
Real estate commercial	1,007,811	1,023,200
Real estate construction	638,664	504,963
Retail:
Real estate residential	5,678,988	4,177,188
Real estate construction	433,766	256,884
Other retail	270,077	419,629
Credit card receivables	263,650	260,942

Loans, net of unearned income	12,766,889	10,544,657
Allowance for loan losses	159,080	147,417

Total net loans	$12,607,809	$10,397,240

The following table presents information concerning nonperforming loans on June 30:

(Dollars in thousands)	2003	2002

Impaired loans	$48,657	$33,462
Other nonaccrual loans	17,938	25,990

Total nonperforming loans	$66,595	$59,452

Nonperforming loans consist of impaired loans and other nonaccrual loans. An impaired loan is a loan that management believes the contractual amount due probably will not be collected. Impaired loans are generally carried on a nonaccrual status. Nonaccrual loans are loans on which interest accruals have been discontinued due to the borrower’s financial difficulties. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest.

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2003	2002	2003	2002

Total interest on impaired loans	$169	$130	$272	$205
Average balance of impaired loans	49,915	38,738	50,859	40,262

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 2003 and 2002, is summarized as follows:

(Dollars in thousands)	Non-Impaired	Impaired	Total

Balance on December 31, 2001	$133,668	$16,946	$150,614
Provision for loan losses	35,802	13,406	49,208
Charge-offs	(37,540)	(21,637)	(59,177)
Loan recoveries	6,173	599	6,772

Net charge-offs	(31,367)	(21,038)	(52,405)

Balance on June 30, 2002	$138,103	$9,314	$147,417

Balance on December 31, 2002	$129,229	$15,069	$144,298
Provision for loan losses	47,361	7,590	54,951
Charge-offs	(37,428)	(9,816)	(47,244)
Loan recoveries	6,312	763	7,075

Net charge-offs	(31,116)	(9,053)	(40,169)

Balance on June 30, 2003	$145,474	$13,606	$159,080

Note 5 – Business Segment Information

FTNC provides traditional retail/commercial banking and other financial services to its customers through various regional and national business lines, including First Tennessee Banking Group, First Horizon, FTN Financial, Transaction Processing , and Corporate. First Tennessee Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers. During third quarter 2002, FTNC sold the loan portfolio and closed the offices of First Horizon Money Centers as a part of an ongoing plan to improve long-term growth by enhancing overall business mix. FTN Financial includes Capital Markets, Equity Research, Investment Banking, Strategic Alliances, and Correspondent Services. Transaction Processing continues to offer credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes certain corporate expenses, expense on trust preferred and REIT preferred stock, select components of SFAS 133 hedge ineffectiveness (see also Note 1 - Financial Information) and other items not allocated or not specifically assigned to business segments.

Total revenue, expenses and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three months and six months ending June 30:

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2003	2002	2003	2002

Consolidated
Net interest income, FTE*	$200,056	$177,542	$393,812	$362,290
Other revenues	548,620	336,581	1,066,770	661,513
Other expenses**	576,837	377,883	1,106,766	756,481

Pre-tax income, FTE*	171,839	136,240	353,816	267,322
Income taxes, FTE*	53,487	45,775	116,435	89,776

Net income	$118,352	$90,465	$237,381	$177,546

Average assets	$25,111,850	$19,436,423	$24,218,621	$19,685,398

*Fully taxable-equivalent adjustment	$305	$376	$638	$772

First Tennessee Banking Group
Net interest income, FTE*	$96,930	$116,048	$201,416	$234,022
Other revenues	80,391	75,441	153,519	149,162
Other expenses**	151,137	128,081	293,156	254,915

Pre-tax income, FTE*	26,184	63,408	61,779	128,269
Income taxes, FTE*	(818)	18,638	7,754	38,090

Net income	$27,002	$44,770	$54,025	$90,179

Average assets	$10,753,339	$10,419,845	$10,684,258	$10,444,073

*	Fully taxable-equivalent basis.
**	Includes loan loss provision.

Note 5 – Business Segment Information (continued)

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2003	2002	2003	2002

First Horizon
Net interest income, FTE*	$85,965	$48,165	$159,374	$100,750
Other revenues	279,416	137,843	557,886	267,491
Other expenses**	255,027	141,696	487,706	282,698

Pre-tax income, FTE*	110,354	44,312	229,554	85,543
Income taxes, FTE*	40,813	16,299	84,895	31,352

Net income	$69,541	$28,013	$144,659	$54,191

Average assets	$10,969,396	$6,417,590	$10,277,291	$6,556,113

FTN Financial
Net interest income, FTE*	$10,681	$7,959	$19,758	$16,698
Other revenues	161,076	100,192	303,014	201,312
Other expenses**	119,183	73,583	223,904	144,581

Pre-tax income, FTE*	52,574	34,568	98,868	73,429
Income taxes, FTE*	19,975	13,136	37,563	27,903

Net income	$32,599	$21,432	$61,305	$45,526

Average assets	$2,593,896	$1,916,751	$2,435,329	$1,986,195

Transaction Processing
Net interest income, FTE*	$4,454	$4,961	$8,895	$9,633
Other revenues	26,834	25,819	52,157	49,326
Other expenses**	26,267	25,110	51,787	47,386

Pre-tax income, FTE*	5,021	5,670	9,265	11,573
Income taxes, FTE*	1,951	2,155	3,564	4,398

Net income	$3,070	$3,515	$5,701	$7,175

Average assets	$646,731	$654,970	$663,455	$660,456

Corporate
Net interest income, FTE*	$2,026	$409	$4,369	$1,187
Other revenues	903	(2,714)	194	(5,778)
Other expenses	25,223	9,413	50,213	26,901

Pre-tax income, FTE*	(22,294)	(11,718)	(45,650)	(31,492)
Income taxes, FTE*	(8,434)	(4,453)	(17,341)	(11,967)

Net income	$(13,860)	$(7,265)	$(28,309)	$(19,525)

Average assets	$148,488	$27,267	$158,288	$38,561

*	Fully taxable-equivalent basis.
**	Includes loan loss provision.

Note 6 - Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangibles*

Balance on December 31, 2001	$143,147	$41,857
Amortization expense	—	(2,955)
Reclass**	12,573	(12,573)
Acquisitions**	7,493	6,846

Balance on June 30, 2002	$163,213	$33,175

Balance on December 31, 2002	$164,617	$29,648
Amortization expense	—	(3,512)
Divestitures	—	(19)
Acquisitions	9,133	5,982

Balance on June 30, 2003	$173,750	$32,099

*	Represents premium on purchased deposits, covenants not to compete and non-mortgage servicing rights.
**	Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $97.9 million on June 30, 2003, net of $65.8 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2003 is expected to be $3.5 million and is expected to be $6.4 million, $4.7 million, $3.2 million and $3.1 million for the twelve-month periods of 2004, 2005, 2006 and 2007, respectively.

The following is a summary of goodwill detailed by reportable segments for the six months ended June 30:

(Dollars in thousands)	First Tennessee Banking Group	First Horizon	FTN Financial	Transaction Processing	Total

December 31, 2001	$75,462	$51,353	$12,968	$3,364	$143,147
Reclass*	12,573	—	—	—	12,573
Acquisitions*	249	1,028	326	5,890	7,493

June 30, 2002	$88,284	$52,381	$13,294	$9,254	$163,213

December 31, 2002	$88,070	$52,378	$13,294	$10,875	$164,617
Acquisitions	5,757	(1,526)	—	4,902	9,133

June 30, 2003	$93,827	$50,852	$13,294	$15,777	$173,750

*	Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 7 - Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights (MSR’s), net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)

Balance on December 31, 2001	$665,005
Addition of mortgage servicing rights	168,963
Amortization	(59,604)
Market value adjustments	(93,508)
Sales of mortgage servicing rights	112
Impairment	(56,323)

Balance on June 30, 2002	$624,645

Balance on December 31, 2002	$440,482
Addition of mortgage servicing rights	256,655
Amortization	(63,733)
Market value adjustments	(92,454)
Sales of mortgage servicing rights	(6,241)
Impairment	(114,792)

Balance on June 30, 2003	$419,917

The MSR’s on June 30, 2003 and 2002, had estimated market values of approximately $444.2 million and $646.6 million, respectively. These balances represent the rights to service approximately $56.9 billion and $45.2 billion of mortgage loans on June 30, 2003 and 2002. On June 30, 2003 and 2002, valuation allowances due to impairment of $70.9 million and $24.9 million were required, respectively.

Estimated MSR’s amortization expense for the twelve month periods ending June 30, 2004, 2005, 2006, 2007 and 2008, are $84.1 million, $63.4 million, $53.0 million, $43.5 million and $35.2 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

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

Note 8 - Term Borrowings

The following table presents information pertaining to term borrowings (debt with original maturities greater than one year) for FTNC and its subsidiaries on June 30:

(Dollars in thousands)	2003	2002

First Tennessee National Corporation:
Subordinated capital notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 — 4.50%	$100,000	$—
Matures on November 15, 2005 — 6.75%	74,806	74,724
First Tennessee Bank National Association:
Subordinated notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 — 4.625%	250,000	—
Matures on December 1, 2008 — 5.75%	140,804	140,653
Matures on April 1, 2008 — 6.40%	89,666	89,596
Bank notes:*
Matures on June 30, 2004 — 1.05%	174,974	—
Matures on October 6, 2003 — 1.26%	150,000	—
Matures on October 8, 2004 — 1.36%	149,962	—
Matures on January 21, 2004 — 1.28%	100,000	—
Matures on June 30, 2005 — 1.14%	99,980	—
Matures on November 26, 2004 — 1.36%	74,979	—
Matures on July 6, 2004 — 1.48% and 2.21% on June 30, 2003 and 2002, respectively	59,971	59,942
Matures on July 9, 2004 — 1.49% and 2.21% on June 30, 2003 and 2002, respectively	50,000	50,000
Matures on March 6, 2007 — 1.49%	49,929	49,910
Matured on April 17, 2003 — 1.387%	—	50,000
Matured on May 23, 2003 — 2.03% on June 30, 2002	—	69,982
Federal Home Loan Bank borrowings**	4,040	54,322
Other***	6,692	6,692
First National Bank of Springdale:
Federal Home Loan Bank borrowings**	8,986	5,147

Total	$1,584,789	$650,968

*

FTBNA has an ongoing bank note program under which the bank may offer an aggregate principal amount of up to $3.0 billion. Bank notes with original maturities of one year or less are included in other short-term borrowings. Bank notes with original maturities greater than one year are classified as term borrowings. On June 30, 2003, unused capacity under this program was $1.2 billion.

**

The Federal Home Loan Bank (FHLB) borrowings were issued with fixed interest rates and terms of 2 to 26 years. These borrowings had weighted average interest rates of 4.37 percent and 4.17 percent for FTBNA and 4.48 percent and 5.23 percent for Springdale on June 30, 2003 and June 30, 2002, respectively.

***

Other long-term debt is comprised of unsecured obligations issued with fixed interest rates and terms of 1 to 2 years. These borrowings had a weighted average interest rate of 4.60 percent on June 30, 2003 and June 30, 2002.

Annual principal repayment requirements as of June 30, 2003, are as follows:

(Dollars in thousands)

2003	$154,904
2004	612,588
2005	177,299
2006	3,502
2007	51,738
2008 and after	586,312

Note 8 - Term Borrowings (continued)

All subordinated notes are unsecured and are subordinate to other present and future senior indebtedness. These notes qualify as Tier 2 risk-based capital under the Federal Reserve Board and Office of the Comptroller of the Currency guidelines for assessing capital adequacy. Certain of the subordinated bank notes may require prior regulatory approval to be prepaid prior to maturity.

ITEM 2. FIRST TENNESSEE NATIONAL CORPORATION - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL INFORMATION

First Tennessee National Corporation (FTNC) is headquartered in Memphis, Tennessee, and is a nationwide, diversified financial services institution which provides banking and other financial services to its customers through various regional and national business lines. FTNC’s segments are First Tennessee Banking Group (previously referred to as FTN Banking Group), First Horizon, FTN Financial, Transaction Processing, and Corporate. First Tennessee Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products, commercial insurance and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers. During third quarter 2002, FTNC sold the loan portfolio and closed the offices of First Horizon Money Centers as part of an ongoing plan to improve long-term growth by enhancing overall business mix. FTN Financial includes Capital Markets, Equity Research, Investment Banking, Strategic Alliances and Correspondent Services. Transaction Processing includes credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes unallocated corporate expenses, interest expense on trust preferred and REIT preferred stock, and select components of SFAS 133 hedge ineffectiveness (see Note 1 – Financial Information).

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

The following is a discussion and analysis of the financial condition and results of operations of FTNC for the three-month and six-month periods ended June 30, 2003, compared to the three-month and six-month periods ended June 30, 2002. To assist the reader in obtaining a better understanding of FTNC and its performance, this discussion should be read in conjunction with FTNC’s unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2002 financial statements, notes, and management’s discussion and analysis is provided in the 2002 Annual Financial Disclosures included as an appendix to the 2003 Proxy Statement.

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

FINANCIAL SUMMARY (Comparison of second quarter 2003 to second quarter 2002)

Earnings for second quarter 2003 were $118.4 million, an increase of 31 percent from last year’s second quarter earnings of $90.4 million. Diluted earnings per common share were $.90 in 2003 compared to $.69 in 2002. Return on average shareholders’ equity was 26.5 percent and return on average assets was 1.89 percent for second quarter 2003. Return on average shareholders’ equity was 23.7 percent and return on average assets was 1.87 percent for second quarter 2002.

On June 30, 2003, FTNC was ranked as one of the top 50 bank holding companies nationally in market capitalization ($5.6 billion) and total assets ($27.9 billion). On June 30, 2002, market capitalization was $4.8 billion and total assets were $19.8 billion.

Total revenue grew 46 percent from second quarter 2002, with a 63 percent increase in noninterest income and a 13 percent increase in net interest income.

BUSINESS LINE REVIEW

First Horizon

Pre-tax income for First Horizon increased 149 percent to $110.4 million for second quarter 2003, compared to $44.3 million for second quarter 2002. Total revenues were $365.4 million, an increase of 96 percent from $186.0 million in 2002 reflecting a 177 percent increase in originations. Also contributing to the growth in pre-tax income were improvements in operating efficiencies and a decline in provision for loan losses.

Net interest income increased 78 percent to $86.0 million in 2003 from $48.1 million. Net interest income in First Horizon Equity Lending increased $7.2 million primarily due to an increase of 132 percent in home equity lines of credit which averaged $1.9 billion in second quarter 2003 compared to $.8 billion in 2002. Also impacting the growth in net interest income was an increase of $2.5 million related to growth in residential construction lending. The remaining increase of $28.2 million in net interest income reflects the impact of a larger portfolio of warehouse loans (mortgage loans that are awaiting sale and delivery into the secondary market) which grew 156 percent to $5.2 billion from $2.0 billion in second quarter 2002. Net interest spread on the warehouse, however, was negatively impacted by lower mortgage rates.

Total noninterest income increased 103 percent to $279.4 million in 2003 compared to $137.9 million in 2002. Noninterest income consists primarily of mortgage banking-related fees from the origination process, fees from mortgage servicing and MSR’s net hedge gains or losses. Total noninterest income is net of amortization, impairment and other expenses related to MSR’s and related hedges.

Origination activity increased to $15.3 billion compared to $5.5 billion in 2002. Driven by low mortgage interest rates, refinance activity increased 348 percent to $11.6 billion and represented 76 percent of total originations during 2003 compared to 47 percent in 2002.  Contributing to the growth in originations was a 48 percent increase in the size of the sales force. Home purchase related originations grew 26 percent in 2003, demonstrating First Horizon Home Loans’ success in penetrating the purchase market. First Horizon Home Loans’ access to the less volatile purchase market should help support production levels when mortgage rates rise. Due to the high origination volumes, loan sales into the secondary market increased 171 percent to $14.1 billion in 2003 compared to last year. Fees derived from the mortgage origination process increased 149 percent in 2003, to $293.0 million from $117.5 million in 2002. This increase reflects growth in origination fees, in revenue recognized on loans sold, in the value recognized on loans in process, and higher net secondary marketing trading gains, which were influenced by the favorable interest rate environment experienced during the year. Secondary marketing activities increased $105.7 million as revenues from mortgage servicing rights created grew $53.2 million (to $112.6 million) primarily due to the increased production and net secondary marketing trading gains increased $52.5 million (to $67.7 million) primarily from increased production and the favorable interest rate environment experienced during 2003.

While the growth in refinance activity produced increased origination fee income, it also increased actual and projected MSR’s prepayment speeds, resulting in a 9 percent increase, to $32.6 million in MSR’s amortization expense. In addition, MSR’s impairment loss increased 191 percent to $72.3 million due primarily to lower interest rates and changes in short term prepayment expectations. MSR’s amortization was $29.9 million in 2002 and there was a MSR’s impairment loss of $24.9 million. The decrease in fair value of MSR’s attributed to declining interest rates was partially offset by an increase in the value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s. MSR’s net hedge gains, excluding select components of SFAS 133 hedge ineffectiveness that are included in the Corporate segment, were $38.3 million in 2003 compared to $23.7 million in 2002 (both years represent a net increase in the value of hedges over the decrease in the value of hedged MSR’s).

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $64.0 billion on June 30, 2003, compared to $48.7 billion on June 30, 2002. The sustained growth of this asset in a period of historically high prepayment levels was made possible, in part, by the recapture of refinances from the existing servicing portfolio. Servicing fees increased 17 percent as a result of this increase in the servicing portfolio. However, total fees associated with mortgage servicing decreased 1 percent to $43.0 million in second quarter 2003 due to the unfavorable impact of early payoff interest expense. As a result of the strong originations, there was an increase in capitalized MSR’s during second quarter 2003 of $127.4 million, net of sales (see Note 7 – Mortgage Servicing Rights for information summarizing changes in MSR’s).

The provision for loan losses was $7.8 million in 2003 compared to $9.3 million in 2002. The decreased provision reflects the impact of improvements in the risk profile of the retail loan portfolio due to the sale of Money Center loans in 2002, certain classified and nonperforming loans being transferred to available for sale and whole-loan insurance being provided for a segment of the retail loan portfolio.

Total noninterest expense increased 87 percent to $247.2 million in 2003 compared to $132.4 million in 2002. The growth was primarily the result of a 109 percent increase in employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, that includes the impact of increased salary and commission expense related to the increased mortgage origination volume produced during 2003. The impact of First Horizon’s initiative to grow the retail sales force is also reflected in this expense growth. In addition to the increased personnel expense, the higher activity levels also impacted various other categories of noninterest expense.

Going forward, the existing level of loans in process (pipeline) due to an as yet unabated surge in applications currently indicates a continuation of strong origination levels. Excluding the impact of the pipeline, fee income from refinance loan originations will generally depend on mortgage interest rates. An increase in rates should reduce origination fees and profit from the sale of loans, but should also reduce MSR’s amortization expense and impairment losses, while a decrease in rates should increase this net revenue. Flat to rising interest rates should reduce net secondary marketing trading gains, while falling rates should increase this net revenue. If total origination volume increases and/or the yield curve steepens, net interest income from the warehouse should increase, while if volume decreases and/or the yield curve flattens, this revenue should decrease. Home purchase-related originations should reflect the relative strength or weakness of the economy and will also be influenced by the size of the sales force. Continued success of national cross-sell strategies should increase revenues from products other than traditional mortgage origination and servicing. Actual results could differ because of various factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

First Tennessee Banking Group

Pre-tax income for First Tennessee Banking Group decreased 59 percent to $26.1 million for second quarter 2003, compared to $63.4 million for second quarter 2002. Total revenues for the segment were $177.3 million, a decrease of 7 percent from $191.5 million in 2002 due to compression in the net interest margin (NIM). Also impacting the decline in pre-tax income were increased provision for loan losses and growth in noninterest expense that includes investments in initiatives designed to enhance future earnings.

Net interest income decreased to $96.9 million in 2003 or 16 percent, compared to $116.0 million in 2002. The decline in net interest income was related to compression in the NIM, primarily due to the repricing of term assets in this low interest rate environment and due to a change in the mix of the loan portfolio to floating rate products. NIM (based on net interest income of $96.9 million and earning assets of $10.1 billion for second quarter 2003 compared to $116.0 million and $9.7 billion, respectively, for second quarter 2002) fell to 3.82 percent in 2003 from 4.78 percent in 2002.

Noninterest income increased 7 percent to $80.4 million compared to $75.5 million in 2002. This increase was due to growth in insurance revenue, deposit account service charges, and cash management fees. The positive impact of these items was partially offset by a decrease in trust and investment management fees as difficult equity market conditions continued to impact results.

The provision for loan losses was $19.2 million in second quarter 2003 compared to $13.9 million in second quarter of last year primarily due to an increase in historical loss factors on commercial loans used in the allowance model and due to loan growth. The loss factors on commercial loans were influenced by the inclusion of 2002 charge-offs in the historical loss calculation and reflect the impact of an extended period of slow economic growth on our customer base. Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the Tennessee economy.

Total noninterest expense increased 16 percent in 2003 to $132.0 million from $114.2 million last year. Expenses associated with initiatives focused on benefiting future earnings, including marketing programs, severance and professional fees, represent the largest component of this increase.

FTN Financial

Pre-tax income for FTN Financial increased 52 percent to $52.5 million for second quarter 2003, compared to $34.5 million for second quarter 2002.

Total revenues were $171.7 million, an increase of 59 percent from $108.1 million in 2002. Noninterest income increased 61 percent to $161.1 million in 2003. This increased revenue reflects continued growth and penetration into FTN Financial’s targeted customer base through strengthened product and service lines. Revenue growth has also been influenced by the increased liquidity that capital markets’ depository customers have experienced, as well as continued growth in capital markets’ non-depository account base. FTN Financial’s enhanced institutional product and service lines, which include investment banking, equity research and sales, correspondent services and portfolio advisory services, increased 36 percent compared to 2002. Total securities bought and sold increased 49 percent to $596.5 billion from $400.2 billion in 2002.

Total noninterest expense increased 61 percent to $118.6 million compared to $73.5 million in 2002. This growth was primarily due to an increase of 64 percent in personnel expense resulting from commissions and incentives associated with the higher fee income this year.

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

Transaction Processing

Pre-tax income for Transaction Processing decreased 11 percent to $5.0 million for second quarter 2003, compared to $5.7 million for second quarter 2002. Total revenues were $31.3 million, an increase of 2 percent from $30.8 million in 2002. The volume of merchant bank card transactions processed grew 20 percent over second quarter 2002. Total noninterest expense increased 5 percent to $26.3 million from $25.1 million, which includes investments in initiatives designed to enhance future earnings. Both revenue and expense levels were influenced by recent acquisitions.

Corporate

The Corporate segment’s results showed a pre-tax loss of $22.2 million in 2003, compared to a pre-tax loss of $11.7 million in 2002. Included in the pre-tax loss for 2003 is the $9.8 million contribution made to the First Tennessee Foundation, a non-profit entity dedicated to supporting on an annual basis charitable causes in the communities where FTNC does business. FTNC has made contributions to the Foundation in three of the last four quarters. These contributions, which are discretionary, have been made and may continue to be made when a favorable economic environment or other favorable factor (such as the second quarter tax settlement discussed below – see Income Taxes) enables FTNC to produce strong earnings. Also included in the Corporate segment’s results for this quarter were an increase in consulting fees and issuance costs related to the issuance of subordinated notes (see Balance Sheet Review below).

INCOME STATEMENT REVIEW

NONINTEREST INCOME

Noninterest income provides the majority of FTNC’s revenue and contributed 73 percent to total revenue in second quarter 2003 compared to 66 percent in second quarter 2002. Second quarter 2003 noninterest income increased 63 percent to $548.7 million from $336.6 million in 2002. A more detailed discussion of the major line items follows.

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

The secondary market for mortgages allows First Horizon Home Loans to sell mortgage loans to investors, including government-sponsored enterprises (GSE’s), such as Fannie Mae (FNMA), Ginnie Mae (GNMA), and Freddie Mac (FHLMC). Many private investors are also active in the secondary market as issuers and investors. The majority of First Horizon Home Loans’ mortgage loans are sold through transactions with GSE’s. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred mortgage loans are subsequently determined not to meet the agreed-upon qualifications or criteria, the purchaser has the right to return those loans to First Horizon Home Loans. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).

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

Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment (IRLC) is made to the customer. Secondary marketing activities include gains or losses from secondary marketing trading gains, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the MSR’s. As discussed under Critical Accounting Policies, First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its MSR’s through changing interest rate environments. MSR’s hedge gains/(losses) reflect effects of hedging including servicing rights net value changes (see Other - Accounting for Derivative Instruments and Hedging Activities). Other income includes income from the foreclosure repurchase program, bulk sales of MSR’s, and other miscellaneous items. Mortgage trading securities gains/(losses) relate to market value adjustments primarily on interest-only strips that are classified as trading securities and related hedges. As shown in Table 1, total mortgage banking fee income increased 113 percent in 2003.

Table 1 - Mortgage Banking

	Three Months Ended June 30		Percent		Six Months Ended June 30		Percent

(Dollars and volumes in millions)	2003	2002	Change (%)		2003	2002	Change (%)

Noninterest income:
Loan origination fees	$112.7	$42.9	162.5	+	$197.3	$91.4	115.8	+
Secondary marketing activities	180.3	74.6	141.6	+	340.7	151.6	124.8	+
Mortgage servicing fees	43.0	43.4	.9	-	88.4	84.8	4.3	+
MSR’s net hedge results*	39.0	21.0	86.4	+	76.3	32.9	131.9	+
Other income	9.1	6.9	32.9	+	24.7	14.0	76.5	+
Mortgage trading securities net losses	(2.6)	(4.1)	35.7	-	(.5)	(7.6)	93.5	-
Amortization of MSR’s	(32.6)	(29.9)	9.2	+	(63.7)	(59.6)	6.9	+
MSR’s impairment loss	(72.3)	(24.9)	190.7	+	(114.8)	(56.3)	103.8	+

Total mortgage noninterest income	$276.6	$129.9	112.9	+	$548.4	$251.2	118.3	+

Refinance originations	$11,584.9	$2,587.0	347.8	+	$20,662.0	$5,863.6	252.4	+
New loan originations	3,664.1	2,915.6	25.7	+	6,095.6	4,940.9	23.4	+

Mortgage loan originations	$15,249.0	$5,502.6	177.1	+	$26,757.6	$10,804.5	147.7	+

Servicing portfolio	$63,952.2	$48,678.7	31.4	+	$63,952.2	$48,678.7	31.4	+

*	MSR’s net hedge results represent the net gain or loss resulting from the change in value of the hedged component of MSR’s and the offsetting change in value of servicing hedges.

Certain previously reported amounts have been reclassified to agree with current presentation.

Origination activity increased 177 percent to $15.3 billion compared to $5.5 billion in second quarter 2002. Driven by low mortgage interest rates, refinance activity increased 348 percent to $11.6 billion and represented 76 percent of total originations during second quarter 2003 compared to 47 percent in second quarter 2002. Due to the high origination volumes, loan sales into the secondary market increased 171 percent to $14.1 billion in 2003 compared to last year. Home purchase related originations grew 26 percent in 2003, demonstrating First Horizon Home Loans’ success in penetrating the purchase market. Due to the more stable nature of this market, which is not as vulnerable to interest rates, First Horizon Home Loans’ access to the purchase market should help support production levels when mortgage rates rise. Fees derived from the mortgage origination process increased 149 percent in 2003, to $293.0 million from $117.5 million in 2002. This increase reflects growth in origination fees, in revenue recognized on loans sold, in the value recognized on loans in process, and higher net secondary marketing trading gains, which were influenced by the favorable interest rate environment experienced during the year. Secondary marketing activities increased $105.7 million as revenues from mortgage servicing rights created grew $53.2 million (to $112.6 million) primarily due to the increased production and net secondary marketing trading gains increased $52.5 million (to $67.7 million) primarily from increased production and the favorable interest rate environment experienced during 2003.

While the growth in refinance activity produced increased origination fee income, it also increased actual and projected MSR’s prepayment speeds, resulting in a 9 percent increase, to $32.6 million in MSR’s amortization expense. In addition, MSR’s impairment loss increased 191 percent to $72.3 million due primarily to lower interest rates and changes in short term prepayment expectations. MSR’s amortization was $29.9 million in 2002 and there was a MSR’s impairment loss of $24.9 million in 2002. The decrease in fair value of MSR’s attributed to declining interest rates was partially offset by an increase in the value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s. MSR’s net hedge gains were $39.0 million in 2003 compared to $21.0 million in 2002 (both quarters represent a net increase in the value of hedges over the decrease in the value of hedged MSR’s).

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $64.0 billion on June 30, 2003, compared to $48.7 billion on June 30, 2002. The sustained growth of this asset in a period of historically high prepayment levels was made possible, in part, by the recapture of refinances from the existing servicing portfolio. Servicing fees increased 17 percent as a result of this increase in the servicing portfolio. However, total fees associated with mortgage servicing decreased 1 percent to $43.0 million in second quarter 2003 due to the unfavorable impact of early payoff interest expense. As a result of the strong originations, there was an increase in capitalized MSR’s during second quarter 2003 of $127.4 million, net of sales (see Note 7 – Mortgage Servicing Rights for information summarizing changes in MSR’s).

Other mortgage income increased 33 percent to $9.1 million for 2003 compared to $6.9 million in 2002 primarily due to increased earnings from investments in joint ventures and other partnerships.

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

For second quarter 2003, capital markets fee income increased 61 percent to $158.7 million from $98.3 million in 2002. This increase reflects continued growth and penetration into the targeted customer base through strengthened product and service lines. This growth has also been influenced by the increased liquidity that capital markets’ depository institution customers have experienced, as well as continued growth in capital markets’ non-depository account base. As shown in Table 2, revenue from depository and non-depository customers has increased in 2003. The enhanced institutional product and service lines, which include investment banking, equity research and sales, and portfolio advisory services, increased 36 percent compared to 2002. Total securities bought and sold increased 49 percent to $596.5 billion from $400.2 billion in 2002.

Table 2 - Capital Markets

	Three Months Ended June 30		Growth Rate (%)		Six Months Ended June 30		Growth Rate (%)

(Dollars in millions)	2003	2002			2003	2002

Noninterest income:
Fixed income - depository	$65.9	$36.1	82.5	+	$136.6	$77.6	76.0	+
Fixed income - non-depository	42.2	25.1	68.1	+	80.2	51.7	55.1	+
Other products	50.6	37.1	36.4	+	81.5	68.5	19.0	+

Total capital markets noninterest income	$158.7	$98.3	61.4	+	$298.3	$197.8	50.8	+

Securities bought and sold (billions)	$596.5	$400.2	49.0	+	$1,151.0	$772.9	48.9	+

Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income

Fee income from deposit transactions and cash management for second quarter 2003 increased 6 percent to $38.6 million compared to $36.4 million in 2002 due to growth in deposit account service charges and cash management fees. Total noninterest income from insurance premiums and commissions increased 23 percent, to $15.2 million from $12.4 million in 2002 due in part to growth in revenues from Synaxis, a commercial insurance broker. Trust services and investment management fees decreased 19 percent to $10.8 million from $13.3 million in 2002 as difficult equity market conditions continued to impact results. Assets under management fell 3 percent to $7.4 billion on June 30, 2003, from $7.7 billion on June 30, 2002. Second quarter 2003 fee income from merchant processing increased 10 percent to $13.8 million from $12.6 million in 2002 primarily due to portfolio acquisitions. Net security losses were $.7 million in 2003 compared to net security losses of $2.3 million in 2002. In 2002, the losses were primarily related to impairment of equity investments held by FTNC’s venture capital subsidiaries. All other income and commissions decreased 1 percent to $35.7 million for second quarter 2003 from $36.0 million in 2002.

Going forward, other noninterest income should fluctuate primarily with the strength or weakness of the economy.

NET INTEREST INCOME

Net interest income increased 13 percent to $199.8 million from $177.1 million in second quarter 2002, reflecting a larger portfolio of mortgage warehouse loans which grew 154 percent to $5.1 billion from $2.0 billion in second quarter 2002. Also impacting the growth in net interest income was an increase of 18 percent in the loan portfolio primarily due to growth in equity lending. These positive impacts on net interest income were largely offset by compression in the net interest margin resulting from the repricing of assets to lower yields while liability rates have become less sensitive to rate movements in this historically low interest rate environment and due to a change in the mix of the loan portfolio to a higher percentage of floating rate products. The consolidated margin decreased to 3.72 percent in second quarter 2003 compared to 4.36 percent for the same period in 2002. The activity levels and related funding for FTNC’s mortgage production and servicing and capital markets activities affect the margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR’s. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which effectively eliminates net interest income on these positions. As a result, FTNC’s consolidated margin cannot be readily compared to that of other bank holding companies.

Table 3 - Net Interest Margin

	Second Quarter June 30

	2003	2002

Consolidated Yields and Rates:
Investment securities	4.26%	6.01%
Loans, net of unearned	5.13	6.22
Other earning assets	4.70	5.37

Yields on earning assets	4.90	6.01

Interest bearing core deposits	1.46	1.98
CD’s over $100,000	1.41	2.18
Fed funds purchased and repos	1.11	1.52
Commercial paper and other short-term borrowings	3.78	4.25
Long-term debt	3.30	4.37

Rates paid on interest-bearing liabilities	1.59	2.15

Net interest spread	3.31	3.86
Effect of interest-free sources	.37	.39
Loan fees	.05	.11
FRB interest and penalties	(.01)	—

FTNC - NIM	3.72%	4.36%

Going forward, in the near-term, net interest margin should decline further as term assets continue to reprice to lower rates. The adoption of SFAS No. 150 in third quarter 2003 will also result in further compression of the consolidated net interest margin. Historically, the expenses associated with FTNC’s trust preferred and REIT preferred stock have been classified as noninterest expense, but upon adoption of SFAS No. 150 will be classified as interest expense on a prospective basis. Over the long-term, FTNC’s asset sensitive balance sheet position should allow the net interest margin to improve when interest rates begin to rise.

NONINTEREST EXPENSE

Total noninterest expense for second quarter 2003 increased 55 percent to $549.3 million from $354.6 million in 2002. Expenses in First Horizon and FTN Financial fluctuate based on the type and level of activity. Going forward, FTN Financial and First Horizon will continue to influence the level of noninterest expense (see also Business Line Review for additional information). Based on the strong earnings experienced in recent quarters, noninterest expense also has been impacted by investments made to enhance FTNC’s ability to produce future earnings.

Personnel expense increased 63 percent from second quarter 2002, primarily due to higher activity levels in First Horizon and FTN Financial. Occupancy expense increased 7 percent to $19.8 million compared to $18.4 million in 2002 primarily related to realty taxes. Operations services increased 17 percent to $17.4 million from $14.9 million in 2002 primarily due to business expansion and costs related to transitioning to a new information technology provider. Equipment rentals, depreciation and maintenance expenses remained flat in 2003 at $16.6 million. Communications and courier expense increased 30 percent to $15.9 million in 2003 from $12.2 million in 2002 primarily due to increased expenses related to higher activity levels in First Horizon and Midwest Research. All other expense increased 69 percent to $115.6 million in 2003 from $68.5 million in 2002. Contributing to this increase was a $9.8 million contribution made to the First Tennessee Foundation, a non-profit entity dedicated to supporting charitable causes in the communities where FTNC does business. Also contributing to the increase in all other expense was the growth in expense associated with higher activity levels in First Horizon and increased advertising and professional fee expense.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio. An analytical model based on a three-year moving average of historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses increased 18 percent in 2003 to $27.5 million from $23.3 million in 2002. This increase is primarily due to higher historical loss factors on commercial loans and rapid growth in retail loans. The loss factors on commercial loans were influenced by the inclusion of 2002 charge-offs in the historical loss calculation and reflect the impact of an extended period of slow economic growth on our customer base. These negative impacts were partially offset by improvement in asset quality of retail loans due to a change in risk profile, including the effects of whole-loan insurance being provided for a segment of the loan portfolio and the sale of Money Center loans. Additional asset quality information is provided in Table 4 – Asset Quality Information and Table 5 – Charge-off Ratios.

Net charge-offs decreased to $12.9 million in 2003 compared to $24.5 million last year. Net charge-offs were impacted in second quarter 2003 by improvement in both the consumer and commercial loan portfolios. The ratio of allowance for loan losses to total loans, net of unearned income (coverage ratio), decreased to 1.25 percent on June 30, 2003, compared to 1.40 percent on June 30, 2002, primarily reflecting improvements in the retail loan portfolio’s risk profile, including the effects of the whole loan insurance, the sale of Money Center loans and the transfer of certain loans to held for sale.

Nonperforming loans were $66.6 million on June 30, 2003, compared to $59.5 million on June 30, 2002. The ratio of nonperforming loans in the loan portfolio to total loans was .46 percent on June 30, 2003, compared to .56 percent on June 30, 2002. Nonperforming assets totaled $83.1 million on June 30, 2003, compared to $81.1 million on June 30, 2002. On June 30, 2003, FTNC had no concentrations of 10 percent or more of total loans in any single industry.

Going forward, the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economy. In addition, asset quality indicators could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/reward profiles. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Table 4 - Asset Quality Information

	June 30

(Dollars in thousands)	2003	2002

Lending Activities*:
Nonperforming loans	$57,324	$40,300
Foreclosed real estate	8,000	7,493
Other assets	52	99

Total Lending Activities	65,376	47,892

Mortgage Production Activities*:
Nonperforming loans - held for sale	7,245	—
Nonperforming loans - loan portfolio	2,026	19,152
Foreclosed real estate	8,414	14,006

Total Mortgage Production Activities	17,685	33,158

Total nonperforming assets	$83,061	$81,050

Loans and leases 30 to 89 days past due	$88,698	$114,210
Loans and leases 90 days past due	32,208	34,710
Potential problem assets**	119,991	125,606

	Second Quarter

	2003	2002

Allowance for loan losses:
Beginning balance on March 31	$144,484	$148,602
Provision for loan losses	27,501	23,286
Charge-offs	(16,383)	(27,842)
Loan recoveries	3,478	3,371

Ending balance on June 30	$159,080	$147,417

	June 30

	2003	2002

Allowance to total loans	1.25%	1.40%
Allowance to nonperforming loans in the loan portfolio	268	248
Nonperforming assets to total loans, foreclosed real estate and other assets (Lending Activities only)	.51	.45
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Production Activities only)	.03	.07

*	Lending activities include all activities associated with the loan portfolio. Mortgage production includes activities associated with the mortgage warehouse.
**	Includes loans and leases 90 days past due.

Certain previously reported amounts have been adjusted to agree with current presentation.

Table 5 - Charge-off Ratios

	Three Months Ended June 30

	2003	2002

Commercial	.18%	.68%
Retail real estate	.43	.81
Other retail	.83	2.94
Credit card receivables	5.12	5.12
Total net charge-offs	.42	.94

INCOME TAXES

The effective tax rate decreased to 31.0 percent for second quarter 2003 compared to 33.4 percent for the same period in 2002. This decline reflects a decrease of $6.2 million, or $9.8 million on a pre-tax equivalent basis, related to the settlement of prior years’ tax returns.

BALANCE SHEET REVIEW

Earning assets

Earning assets primarily consist of loans, loans held for sale and investment securities. For second quarter 2003, earning assets averaged $21.6 billion compared with $16.3 billion for second quarter 2002. The 32 percent increase in earning assets was primarily due to growth in the mortgage warehouse of 154 percent and an 18 percent increase in loans. Average total assets increased 29 percent to $25.1 billion from $19.4 billion in second quarter 2002.

Loans

Average total loans increased 18 percent for second quarter 2003 to $12.3 billion primarily due to an increase of 27 percent in retail loans principally from growth in equity lending. Commercial loans increased 10 percent to $6.0 billion. Additional loan information is provided in Table 6.

Table 6 - Average Loans

	Three Months Ended June 30

(Dollars in millions)	2003	Percent of Total	Growth Rate	2002	Percent of Total

Commercial:
Commercial, financial and industrial	$4,274.6	35%	8.9%	$3,926.2	37%
Real estate commercial	1,091.3	9	6.8	1,021.5	10
Real estate construction	616.4	5	21.1	508.8	5
Retail:
Real estate residential	5,409.7	44	33.3	4,056.9	39
Real estate construction	396.4	3	69.4	234.0	2
Other retail	265.3	2	(37.6)	425.4	4
Credit card receivables	260.6	2	(1.6)	264.7	3

Total loans, net of unearned	$12,314.3	100%	18.0%	$10,437.5	100%

During years prior to 2003 certain retail loans have been securitized. The majority of these securities are owned by subsidiaries of FTNC, including FTBNA, and are classified as investment securities.

Loans Held for Sale / Investment Securities

Loans held for sale, consisting primarily of mortgage loans, increased 155 percent to $5.2 billion in 2003 from $2.0 billion in 2002 due to the high level of originations in 2003. Average investment securities remained flat at $2.4 billion in 2003.

Deposits / Other Sources of Funds

Since second quarter 2002, average core deposits increased 16 percent to $10.8 billion from $9.3 billion while interest-bearing core deposits remained relatively flat at $5.8 billion compared to $5.9 billion in 2002. Noninterest-bearing deposits increased 44 percent in second quarter 2003 to $5.0 billion from $3.5 billion due to growth in mortgage escrow accounts and a cash management product. Short-term purchased funds increased 40 percent to $9.6 billion from $6.8 billion for the previous year. Short-term purchased funds accounted for 44 percent of FTNC’s funding (core deposits plus purchased funds and term borrowings) for second quarter 2003 compared to 41 percent for second quarter 2002. Term borrowings increased to $1.2 billion for second quarter 2003 compared to $.6 billion for second quarter 2002. This increase reflects the issuance in second quarter 2003 of $250 million of unsecured, subordinated notes by FTBNA and $100 million of unsecured, subordinated notes by FTNC (see Note 8 – Term Borrowings for additional information).

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers. The Asset/Liability Committee, a committee consisting of senior management that meets regularly, is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are FTNC’s primary source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For second quarter 2003, the average total loan to core deposit ratio was 114 percent compared with 112 percent in second quarter 2002. FTBNA has a bank note program available for additional liquidity, under which the bank may borrow funds from time to time, at maturities of 30 days to 30 years. On June 30, 2003, approximately $1.2 billion was available under the bank note program as a long-term (greater than one year) funding source. FTNC also evaluates alternative sources of funding, including loan sales, securitizations, syndications, and debt offerings in its management of liquidity.

First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, First Tennessee Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. In many cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans. After sale, these loans are not reflected on the Consolidated Statements of Condition. Each of these GSE’s has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. During second quarter 2003, approximately $11.8 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these GSE’s. FTNC’s use of these GSE’s as an efficient outlet for mortgage loan production is an essential source of liquidity for FTNC and other participants in the housing industry.

Certain of First Horizon Home Loans’ originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $323 thousand (jumbo loans). First Horizon Home Loans pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Statements of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon Home Loans and other participants in the housing industry to monetize these assets. In most cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans and, on occasion, has retained senior principal-only certificates or interest-only strips that are classified on the Consolidated Statement of Condition as trading securities. On June 30, 2003, the outstanding principal amount of loans in these off-balance sheet business trusts was $5.2 billion. Given the significance of First Horizon Home Loans’ origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FTNC.

In addition to these transactions, liquidity has been obtained in prior years through issuance of guaranteed preferred beneficial interests in FTNC’s junior subordinated debentures through a Delaware business trust wholly owned by FTNC ($100.0 million on June 30, 2003) and through preferred stock issued by an indirect wholly owned subsidiary of FTNC ($44.4 million on June 30, 2003).

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debtholders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), FTNC, as of June 30, 2003, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million. In addition, FTNC also has an effective capital securities shelf registration statement on file with the SEC under which up to $200 million of capital securities is available for issuance. See Part II, Item 5 – Other Information (paragraph 1) of this Form 10-Q for discussion of subordinated debt purchased during the tender offer period which ended August 8, 2003, which discussion is incorporated herein by reference.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders’ equity was $1.8 billion on June 30, 2003, an increase of 15 percent from $1.6 billion on June 30, 2002. The increase in capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $150.5 million, or 3.6 million shares since June 30, 2002. Pursuant to board authority, FTNC plans to continue to repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. On October 16, 2001, the board of directors extended from June 30, 2002, until December 31, 2004, the non-stock option plan-related repurchases of up to 9.5 million shares, previously approved in October 2000. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management. Through June 30, 2003, 2.5 million shares have been repurchased pursuant to this authority.

Average shareholders’ equity increased 17 percent since second quarter 2002 to $1.8 billion from $1.5 billion, reflecting internal capital generation. The average shareholders’ equity to average assets ratio was 7.13 percent for second quarter 2003 compared to 7.87 percent for second quarter 2002. Unrealized market valuations had no material effect on the ratios during second quarter 2003.

On June 30, 2003, the corporation’s Tier 1 capital ratio was 8.68 percent, the total capital ratio was 12.88 percent and the leverage ratio was 6.70 percent. On June 30, 2003, FTNC’s bank affiliates had sufficient capital to qualify as well-capitalized institutions.

FINANCIAL SUMMARY (Comparison of first six months of 2003 to first six months of 2002)

For the first six months of 2003, earnings totaled $237.4 million or $1.81 diluted earnings per share. For the same period in 2002, earnings were $177.5 million or $1.36 diluted earnings per share. Return on average shareholders’ equity was 27.1 percent and return on average assets was 1.98 percent for the first six months of 2003 compared to 23.7 percent and 1.82 percent, respectively, for the first six months of 2002.

For the first six months of 2003, total revenues were $1,460.0 million, an increase of 43 percent from 2002. Noninterest expense increased 49 percent to $1,051.8 million for the six-month period in 2003 compared to $707.3 million in 2002.

BUSINESS LINE REVIEW

First Horizon

For the first six months of 2003, pre-tax income increased 168 percent to $229.6 million from $85.5 million in 2002. Total revenues for the six-month period were $717.3 million, an increase of 95 percent from $368.2 million in 2002. During this period, fees from the mortgage origination process increased $295.0 million and MSR’s net hedge results increased $43.4 million compared to the first six months of 2002. Amortization of capitalized mortgage servicing rights was $63.7 million compared to $59.6 million in 2002 and MSR’s impairment loss in 2003 increased to $114.8 million from $56.3 million in 2002. See Table 1 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Total noninterest expense for the six-month period increased 79 percent to $468.1 million from $262.1 million in 2002. Total noninterest expense increased primarily due to an 89 percent increase in personnel expense primarily due to increased origination volume. In addition, a $14.0 million loss was incurred related to the termination of a lease arrangement with a single purpose entity for First Horizon’s main office headquarters. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

FTN Banking Groups

For the first six months of 2003, pre-tax income decreased 52 percent to $61.7 million from $128.3 million. Total revenues for the six-month period were $354.9 million, a decrease of 7 percent from $383.2 million in 2002. Total noninterest expense for the six-month period increased 14 percent to $258.1 million from $225.6 million in 2002. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

FTN Financial

For the first six months of 2003, pre-tax income increased 35 percent to $98.8 million from $73.4 million in 2002. Total revenues for the six-month period were $322.7 million, an increase of 48 percent from $218.0 million in 2002. Total noninterest expense for the six-month period increased 54 percent to $223.6 million from $145.3 million in 2002 primarily due to an increase of 54 percent in personnel expense resulting from commissions and incentives associated with the higher fee income this year. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Transaction Processing

For the first six months of 2003, pre-tax income decreased 20 percent to $9.3 million from $11.6 million in 2002. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Corporate

For the first six months of 2003, Corporate had a pre-tax loss of $45.6 million compared to a pre-tax loss of $31.5 million in 2002. Included in the pre-tax loss for 2003 is the $9.8 million contribution made to the First Tennessee Foundation and $12.4 million of expense related to modifications in and funding of an old deferred compensation plan, primarily for retirees. In 2002, $6.6 million of expense was related to a specific litigation matter.

INCOME STATEMENT REVIEW

Noninterest income for the first six months of 2003 was $1,066.8 million and contributed 73 percent to total revenue as compared to $661.5 million, or 65 percent of total revenues in 2002. Mortgage banking fee income increased 118 percent to $548.4 million from $251.2 million. During this period, fees from the mortgage origination process increased $295.0 million and MSR’s net hedge results increased $43.4 million compared to the first six months of 2002. Amortization of capitalized mortgage servicing rights increased 7 percent to $63.7 million from $59.6 million in 2002 and MSR’s impairment loss in 2003 was $114.8 million compared to $56.3 million in 2002. See Table 1 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 51 percent to $298.3 million from $197.8 million for 2002. For the first six months of 2003, fee income in deposit transactions and cash management grew 4 percent to $71.4 million from $68.8 million. Insurance premiums and commissions increased 14 percent to $29.7 million from $25.9 million in 2002. Trust services and investment management fees decreased 19 percent to $22.2 million from $27.4 million, and merchant-processing fees increased 16 percent to $26.4 million from $22.8 million. Security losses declined 23 percent to $1.8 million from $2.3 million in 2002. All other income and commissions increased 3 percent to $72.2 million from $69.9 million. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 9 percent to $393.2 million from $361.5 million for the first six months of 2002 while earning assets increased 26 percent to $20.6 billion from $16.4 billion in 2002. Year-to-date consolidated margin decreased to 3.83 percent in 2003 from 4.43 percent in 2002. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first six months of 2003 increased 49 percent to $1,051.8 million from $707.3 million in 2002. Personnel expense increased $241.1 million or 55 percent in 2003 primarily due to higher activity levels in First Horizon and FTN Financial. This increase also includes $11.7 million of expense related to modifications in and funding of an old deferred compensation plan, primarily for retirees. Occupancy expense increased 11 percent in 2003 to $39.4 million from $35.6 million in 2002 due to higher costs in First Horizon associated with the opening of new offices related to the increased origination volumes and the higher realty taxes in second quarter 2003. Equipment rentals, depreciation and maintenance expense increased 4 percent in 2003 to $33.8 million from $32.5 million in 2002.

Communications and courier expense increased 20 percent to $30.7 million in 2003 from $25.5 million in 2002 primarily due to the increased activity levels of First Horizon and FTN Financial. Operations services increased 19 percent to $35.1 million from $29.4 million in 2002. Amortization of intangible assets increased 19 percent to $3.5 million from $3.0 million in 2002. All other expense increased 62 percent to $228.0 million in 2003 from $141.1 million. Included in this increase was the $9.8 million contribution to the First Tennessee Foundation and a loss of $14.0 million related to the termination of a lease arrangement with a single purpose entity for First Horizon’s main office headquarters. Also contributing to the increase in all other expense was the growth in expense associated with higher activity levels in First Horizon and increased advertising and professional fee expense. The provision for loan losses increased 12 percent to $55.0 million from $49.2 million in the first six months of 2002. The effective tax rate decreased to 32.8 percent compared to 33.4 percent. Unless otherwise noted, the reasons for the year-to-date trends were similar to the quarterly trend information already discussed. See also Business Line Review for additional information.

BALANCE SHEET REVIEW

For the first six months of 2003, total assets averaged $24.2 billion compared with $19.7 billion in 2002. Average loans grew 15 percent to $11.9 billion from $10.4 billion for the first six months of 2002. Average commercial loans increased 6 percent to $5.8 billion compared $5.5 billion in 2002. Retail loans increased 25 percent to $6.1 billion in 2003 compared to $4.9 billion in 2002. Average investment securities increased 1 percent to $2.5 billion from $2.4 billion for 2002. Loans held for sale, consisting primarily of mortgage loans, increased 105 percent for the six-month period to $4.7 billion from $2.3 billion in 2002.

For the first six months of 2003, average core deposits increased 13 percent to $10.6 billion from $9.3 billion. While interest-bearing core deposits decreased 1 percent to $5.8 billion from $5.9 billion, noninterest-bearing deposits increased 36 percent to $4.7 billion from $3.5 billion in 2002. Short-term purchased funds increased 29 percent for the six-month period to $9.1 billion from $7.1 billion.

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

It is management’s practice to discuss critical accounting policies with the Board of Directors’ Audit Committee, including the development, selection and disclosure of the critical accounting estimates. Management believes the following critical accounting policies are both important to the portrayal of the company’s financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available as of the date of the financial statements.

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

First Horizon Home Loans engages in a process referred to as “price discovery” on a monthly basis to assess the reasonableness of the estimated fair value of MSR’s. Price discovery is conducted through a process of obtaining the following information: (a) monthly informal valuation of the servicing portfolio by a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data available through third party participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR’s, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR’s is reasonable when compared to market information. On June 30, 2003 and 2002, based upon the information obtained through price discovery, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

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

Hedging the Fair Value of MSR’s

In order to provide protection from a decline in the fair value of MSR’s, First Horizon Home Loans employs a hedging strategy. This strategy uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts which will substantially offset the change in fair value of certain MSR’s. On June 30, 2003 and 2002, hedged MSR’s approximated 92 percent and 95 percent of the total MSR’s portfolio, as measured on a dollar at risk basis. In order to substantially hedge the change in fair value of the hedged MSR’s, First Horizon Home Loans generally maintains a coverage ratio (the ratio of the notional amount of derivatives to the carrying amount of the hedged MSR’s) approximating 100 percent of the hedged MSR’s portfolio. As noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. Pursuant to SFAS No. 133, in any hedge period the difference between the change in fair value of the hedged MSR’s, attributed to the change in the benchmark interest rate, and the change in fair value of the derivatives used to hedge the change in fair value of the MSR’s is recognized as gains or losses in current earnings. First Horizon Home Loans generally attempts to hedge 100 percent of the exposure to a change in the fair value of the hedged MSR’s attributed to a change in the benchmark interest rate, which requires a regular assessment of the amount of derivative financial instruments required to maintain a 100 percent hedge ratio. On June 30, 2003 and 2002, the hedge coverage ratio was approximately 100 percent of the hedged MSR’s portfolio.

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

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates, which result in the capitalization of new MSR’s associated with new production – this provides for a “natural hedge” in the mortgage banking business cycle. The “replenishment rate” during 2003 – meaning the ratio of new loans originated for every existing customer mortgage loan that prepays – was almost two to one, which includes the retention of existing First Horizon Home Loans customers who prepay their mortgage loans. First Horizon Home Loans capitalized $127.4 million of MSR’s during second quarter 2003, thereby providing a significant offset to the impairment charges recognized related to MSR’s. This new production volume contributed significantly to the overall positive results experienced during 2003, despite significant prepayments and MSR’s impairment charges. New production and origination does not prevent First Horizon Home Loans from recognizing impairment expense on existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR’s as a component of realized gains related to the sale of such loans in the secondary market, thus the “natural hedge” which tends to offset a portion of the MSR’s impairment charges during a period of low interest rates. In a period of increased borrower prepayments, impairment can be significantly offset by a strong replenishment rate and strong net margins on new loan originations. To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

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

Actual vs. Estimated MSR’s Critical Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSR’s requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR’s portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSR’s – particularly the estimate of prepayment speeds – can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings. Table 7 provides a summary of actual and estimated weighted average prepayment speeds and float income used in determining the estimated fair value of MSR’s for the quarters ended June 30, 2003 and 2002. Although the estimates of discount rates and cost to service assumptions used in determining the estimated fair value of MSR’s can vary from actual experience, such differences have not been material for the quarters ended June 30, 2003 and 2002.

Table 7 - MSR’s Critical Assumptions

	Three Months Ended June 30

(Dollars in millions)	2003	2002

Prepayment speeds
Actual	59.9%	34.0%
Estimated*	69.1	29.0
Float income
Actual	11.2	8.9
Estimated	8.6	8.8

*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.

During the quarter ended June 30, 2003 and 2002, impairment charges associated with MSR’s of $72.3 million and $24.9 million, respectively, were recognized, which were principally associated with differences between actual and estimated prepayment speeds and other factors, including basis risk associated with benchmark interest rates and actual float income earnings. The decrease in value of MSR’s was partially offset by an increase in fair value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s (see Table 1 – Mortgage Banking).

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

Hedging the Fair Value of Interest-Only Certificates

First Horizon Home Loans employs an economic hedging strategy for interest-only certificates, which uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts which will substantially offset the change in fair value of certain interest-only certificates. Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of interest-only certificates are included in current earnings on the Consolidated Statements of Income. The extent to which the change in fair value of interest-only securities is offset by the change in fair value of the derivatives used to hedge these instruments depends primarily on the hedge coverage ratio maintained by First Horizon Home Loans. Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact First Horizon Home Loans’ ability to effectively hedge certain components of the change in fair value of interest-only certificates and could result in significant earnings volatility. The derivative financial instruments used to hedge the change in fair value of hedged interest-only certificates primarily include interest rate floors, interest rate swaps, swaptions and TBA’s.

Pipeline and Warehouse

During the period of loan origination, and prior to the sale of mortgage loans in the secondary market, First Horizon Home Loans has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans. Pipeline loans are either “floating” or “locked”. A floating pipeline loan is one on which an interest rate has not been locked by the borrower. A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an IRLC resulting in interest rate risk to First Horizon Home Loans. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the “inventory” of mortgage loans that are awaiting sale and delivery (currently an average of approximately 30 days) into the secondary market. First Horizon Home Loans is exposed to credit risk during the short period a mortgage loan is in the warehouse.

An IRLC binds First Horizon Home Loans to lend funds to the potential borrower at the set interest rate, which expires on a fixed date regardless of whether or not interest rates change in the market. IRLC’s generally have a term of up to 60-days before the closing of the loan. The IRLC, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, First Horizon Home Loans makes estimates of expected “fallout” (locked pipeline loans not expected to close) using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an IRLC at one lender and enter into a new lower IRLC at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse. Under SFAS No. 133, IRLC’s qualify as derivative financial instruments and, therefore, the changes in fair value of IRLC’s are included in current earnings in the Consolidated Statements of Income. Third party models are also used to manage interest rate risk related to price movements on loans in the pipeline and the warehouse.

Like other participants in the mortgage banking business, First Horizon Home Loans relies primarily on an internal valuation model and one of several industry valuation techniques to estimate the fair value of IRLC’s and the mortgage warehouse. This model calculates the estimated fair value using tranches of mortgage loans that are determined to share similar key characteristics, including product type and interest rate bands. For purposes of determining the market interest rates for forward commitments to sell mortgage loans in the secondary market, First Horizon Home Loans obtains market interest rates from independent third parties, which represent actual trade activity in the secondary market. For purposes of determining the fair value of IRLC’s, management utilizes the median broker price information obtained in the secondary market, resulting in an asset with an estimated fair value of $27.4 million and an asset of $22.5 million on June 30, 2003 and 2002, respectively.

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

Foreclosure Reserves

As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE’s and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On June 30, 2003 and 2002, approximately $4.0 billion and $4.8 billion of mortgage loans were outstanding which were sold under limited recourse arrangements. On June 30, 2003 and 2002, approximately $140.5 million and $210.6 million of mortgage loans were outstanding which were sold under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the portfolio. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends. On June 30, 2003 and 2002, the foreclosure reserve was $31.3 million and $30.2 million, respectively.

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

FTNC believes that the critical assumptions underlying the accounting estimate made by management include: (i) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (ii) borrower specific information made available to FTNC is current and accurate; (iii) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (iv) all known significant loss events have been considered at the time of assessing the adequacy of the allowance for loan losses; (v) the economic factors utilized in the allowance for loan losses estimate are used as a measure of actual incurred losses; (vi) the period of history used for historical loss factors is indicative of the current environment; and (vii) the reserve rates, as well as other adjustments estimated by management for current events, trends, and conditions, utilized in the process reflect an estimate of losses that have been incurred as of the date of the financial statements.

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

In first quarter 2002, management allocated as a component of its allowance for loan losses a general reserve to reflect management’s estimate of additional probable losses that have been incurred but not specifically identified in the commercial portfolio. This reserve helped to minimize the risks related to the margin of imprecision inherent in the estimation of the allowance for loan losses and provided for other factors not considered in computation of reserve rates applied to loan pools. As of December 31, 2002, management decided to specifically quantify risks previously identified and provided for by the general reserve and adjust reserve rates accordingly to reserve for these items in the appropriate pools, and no longer separately presents a general reserve as a component of the allowance for loan losses. As a result of this decision, management has presented the prior period reserves to reflect this methodology change. Except as noted in this paragraph, there have been no significant changes to the methodology for the quarters ended June 30, 2003 and 2002.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in FTNC’s view, can distort short-term measures of reported earnings. FTNC uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized MSR’s, which currently have an average life of approximately three years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to FTNC over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if FTNC sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. FTNC believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

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

ACCOUNTING CHANGES

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires certain financial instruments with both liability and equity characteristics to be classified as liabilities on the Consolidated Statement of Condition. The statement updates the accounting for certain financial instruments that, under previous guidance, registrants could account for as equity. This statement is effective on July 1, 2003, and restatement of prior periods is not permitted. Upon adoption of this statement, FTNC expects to classify its mandatorily redeemable financial instruments (preferred stock of subsidiary ($44.4 million on June 30, 2003) and guaranteed preferred beneficial interests in First Tennessee’s junior subordinated debentures ($100.0 million on June 30, 2003)) as liabilities on the Consolidated Statement of Condition. Historically, the related distributions on these instruments ($12.6 million anually) have been classified as noninterest expense on the Consolidated Statements of Income and will be classified as interest expense on a prospective basis.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of SFAS No. 149 are effective for quarters beginning after June 15, 2003. The impact of adopting this standard will be immaterial to results of future operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires consolidation by a business enterprise of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. While certain implementation issues related to this standard continue to undergo interpretation, the impact at implementation of adopting this standard will be immaterial to the results of future operations.

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.      FTNC’s management, with the participation of FTNC’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of FTNC’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that FTNC’s disclosure controls and procedures are effective to ensure that material information relating to FTNC and FTNC’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.       There have not been any changes in FTNC’s internal control over financial reporting during FTNC’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, FTNC’s internal control over financial reporting.

Part II.

OTHER INFORMATION

Items 1, 2 and 3

As of the end of the second quarter 2003, the answers to Items 1, 2 and 3 were either inapplicable or negative, and therefore, these items are omitted.

Item 4	Submission of Matters to Vote of Security Holders
(a)	The Corporation’s annual Meeting of Shareholders was held April 15, 2003.
(b)

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management’s nominees for election to Class I (Messrs. Martin, Sansom and Ward and Ms. Palmer). The Class I nominees were elected for a three-year term or until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Blattberg, Cates, Glass, Haslam, Horn, Rose and Yancy.

(c)	At the Annual Meeting, the shareholders also approved the 2003 Equity Compensation Plan and ratified the appointment of KPMG LLP as auditors. The shareholder vote was as follows:

Class I Nominees	For	Withheld

R. Brad Martin	104,354,122	4,733,650
Vicki R. Palmer	104,326,967	4,760,805
William B. Sansom	107,443,606	1,644,166
Jonathan P. Ward	107,370,771	1,717,001

	For	Withheld	Abstained

2003 Equity Compensation Plan	92,804,561	14,512,744	1,770,467
Ratification of Appointment of Auditors	105,984,079	1,956,442	1,147,251

There were no “broker non-votes” with respect to any of the nominees, the 2003 Equity Compensation Plan, or the ratification of the appointment of the auditors and no abstentions with respect to any of the nominees.

Item 5    Other Information

1)          Debt Repurchase

On August 8, 2003, FTNC completed its tender offer for its 6.75% November 2005 subordinated debt by purchasing $52.1 principal amount (of $75.0 million outstanding on June 30, 2003). Form 8-K filed July 30, 2003, provides further details.

2)          Blackout Notice

The following information is provided in lieu of a filing on Form 8-K, Item 11 [Temporary Suspension of Trading under Registrant’s Employee Benefit Plans], and is reported herein under this Item 5 in accordance with the instructions in SEC Release No. 2003-41.

On July 3, 2003, the Corporation provided notice to its directors and executive officers that the Corporation was moving the recordkeeping administration of its Savings Plan and Trust (the “Plan”) to another provider and that, as a result of the transition to the new provider, participants in the Plan would be restricted in their ability to make changes under the Plan for a period of time (the “blackout period”). Section 306 of the Sarbanes-Oxley Act of 2002 restricts certain transactions in the Corporation’s common stock by directors and executive officers when a blackout period occurs with respect to plans such as the Corporation’s Plan.

The following notice was provided to the Corporation’s directors and executive officers:

Notice of Trading Restrictions on First Tennessee National Corporation Common Stock under the Sarbanes-
Oxley Act of 2002 (July 3, 2003)

This Notice is provided to you pursuant to Section 306(a)(6) of the Sarbanes-Oxley Act of 2002. Under the Sarbanes-Oxley Act, it is unlawful for any director or executive officer of First Tennessee National Corporation or their affiliates to buy, sell or otherwise acquire or transfer any First Tennessee Common Stock, whether directly or indirectly, during a “blackout period” which suspends the ability of participants in the First Tennessee National Corporation Savings Plan and Trust (the “Plan”) to make trades in First Tennessee Common Stock. This prohibition applies to any First Tennessee Common Stock that you now have or may receive in connection with your service or employment as a director or executive officer.

Please be on notice that a “blackout period” is going into effect during which you are prohibited by law from making the transactions in First Tennessee Common Stock described above.

The blackout period will begin on the close of business July 31, 2003, and it is expected to end sometime during the week of September 15, 2003. During the week of September 15, 2003, you may obtain, free of charge, information as to whether the blackout period has ended by contacting Bill Schwindt at wjschwindt@firsttennessee.com or (901)523-5317.

This blackout period is imposed in connection with the conversion of the Plan to a new recordkeeper. The class of equity securities subject to the blackout period is First Tennessee Common Stock.

If you have any questions about the blackout period or this Notice, please contact Gardiner Gruenewald at ggruenewald@firsttennessee.com or (901) 523-5909.

During the blackout period and for two years after the end of the blackout period, a security holder or other interested person may obtain, without charge, the actual beginning and ending dates of the blackout period by contacting Bill Schwindt.

No notification of the blackout period was required to be given to the Corporation under Section 101(i)(2)(E) of ERISA because the Corporation participated in the determination of the blackout period.

Item 6	Exhibits and Reports on Form 8-K.

(a)        Exhibits.

Exhibit No.	Description

4	Instruments defining the rights of security holders, including indentures*

**10(h)	Directors and Executives Deferred Compensation Plan, as amended and restated.

**10(n)	Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated.

**10(r)

2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting on April 15, 2003, filed March 18, 2003.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

**	This is a management contract or compensatory plan required to be filed as an exhibit.

(b)        Reports on Form 8-K.

The following reports on Form 8-K, with the Date of Report as indicated, were filed during second quarter 2003:

1.	4-14-03 - Item 9: earnings release for first quarter 2003 was furnished.
2.	5-07-03 - Item 5: computation of ratio of earnings to fixed charges for 5 years ended 12-31-02 was filed.
3.	5-12-03 - Item 5: underwriting agreement, terms agreement, supplemental indenture, and form of security related to $100 million of 4.50% subordinated notes due 5-15-03 were filed.
4.	6-09-03 - Item 5: reconciliation of non-GAAP financial measures incorporated into 2002 Form 10-K from financial appendix to 2003 proxy statement was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TENNESSEE NATIONAL CORPORATION (Registrant)
	By:	/s/ James F. Keen

James F. Keen
DATE: 8/11/03	Executive Vice President, Chief Financial Officer and Corporate Controller (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4	Instruments defining the rights of security holders, including indentures*

**10(h)	Directors and Executives Deferred Compensation Plan, as amended and restated.

**10(n)	Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated.

**10(r)

2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting on April 15, 2003, filed March 18, 2003.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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