Form 10-Q
period 2003-09-30
FIRST TENNESSEE NATIONAL CORP
filed 2003-11-14
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

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

Yes   x   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value Class	125,507,234 Outstanding on October 31, 2003

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

CONSOLIDATED STATEMENTS OF CONDITION	First Tennessee National Corporation

	September 30		December 31

(Dollars in thousands)(Unaudited)	2003	2002	2002

Assets:
Cash and due from banks	$858,925	$1,136,062	$1,068,110
Federal funds sold and securities
purchased under agreements to resell	529,420	392,276	260,607

Total cash and cash equivalents	1,388,345	1,528,338	1,328,717

Investment in bank time deposits	983	2,030	1,906
Trading securities	1,028,135	876,052	893,997
Loans held for sale	2,896,741	3,792,082	4,797,565
Securities available for sale	2,568,527	2,219,615	2,419,908
Securities held to maturity (market value of
$153,247 on September 30, 2003; $337,110 on
September 30, 2002; and $284,510 on December 31, 2002)	153,913	328,452	280,377
Loans, net of unearned income	13,349,056	10,922,628	11,345,445
Less: Allowance for loan losses	161,401	143,749	144,298

Total net loans	13,187,655	10,778,879	11,201,147

Premises and equipment, net	334,353	243,121	254,132
Real estate acquired by foreclosure	23,989	19,782	11,451
Mortgage servicing rights, net	692,481	398,968	440,482
Goodwill	184,605	163,277	164,617
Other intangible assets, net	41,005	31,498	29,648
Capital markets receivables and other assets	2,988,606	2,362,483	1,999,148

Total assets	$25,489,338	$22,744,577	$23,823,095

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing	$11,736,142	$9,448,477	$10,564,489
Noninterest-bearing	4,819,770	4,342,944	5,149,414

Total deposits	16,555,912	13,791,421	15,713,903

Federal funds purchased and securities
sold under agreements to repurchase	2,200,923	3,880,615	3,126,350
Commercial paper and other short-term borrowings	460,487	295,492	361,208
Capital markets payables and other liabilities	2,723,058	2,350,476	1,856,347
Term borrowings	1,597,045	654,533	929,715

Total liabilities	23,537,425	20,972,537	21,987,523

Guaranteed preferred beneficial interests in
First Tennessee’s junior subordinated debentures	100,000	100,000	100,000
Preferred stock of subsidiary	347	44,261	44,392

Shareholders’ equity
Preferred stock - no par value (5,000,000 shares authorized,
but unissued)	—	—	—
Common stock - $.625 par value (shares authorized -
400,000,000; shares issued - 125,381,867 on September 30, 2003;
125,663,582 on September 30, 2002; and 125,600,024 on
December 31, 2002)	78,364	78,540	78,500
Capital surplus	140,314	123,393	119,318
Undivided profits	1,632,236	1,396,297	1,461,946
Accumulated other comprehensive income	626	25,807	26,487
Deferred compensation on restricted stock incentive plans	(11,908)	(6,389)	(5,796)
Deferred compensation obligation	11,934	10,131	10,725

Total shareholders’ equity	1,851,566	1,627,779	1,691,180

Total liabilities and shareholders’ equity	$25,489,338	$22,744,577	$23,823,095

See accompanying notes to consolidated financial statements. 4

CONSOLIDATED STATEMENTS OF INCOME	First Tennessee National Corporation

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands except per share data)(Unaudited)	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$165,942	$168,230	$482,513	$501,515
Interest on investment securities:
Taxable	24,253	34,565	80,683	106,966
Tax-exempt	78	181	291	673
Interest on loans held for sale	71,412	46,136	192,795	118,599
Interest on trading securities	13,368	10,129	37,046	35,035
Interest on other earning assets	1,205	1,336	3,668	4,469

Total interest income	276,258	260,577	796,996	767,257

Interest expense:
Interest on deposits:
Savings	137	579	699	1,736
Checking interest and money market account	5,076	9,253	17,558	29,292
Certificates of deposit under $100,000 and other time	13,755	17,736	43,563	54,670
Certificates of deposit $100,000 and more	17,909	19,259	53,222	58,638
Interest on short-term borrowings	15,994	17,911	47,871	51,956
Interest on term borrowings	10,409	7,198	27,931	20,806

Total interest expense	63,280	71,936	190,844	217,098

Net interest income	212,978	188,641	606,152	550,159
Provision for loan losses	16,355	20,180	71,306	69,388

Net interest income after provision for loan losses	196,623	168,461	534,846	480,771

Noninterest income:
Mortgage banking	282,022	158,811	830,432	409,994
Capital markets	122,876	124,151	421,149	321,926
Deposit transactions and cash management	37,328	36,730	108,730	105,547
Trust services and investment management	12,011	10,768	34,219	38,181
Insurance premiums and commissions	14,465	10,765	44,113	36,678
Merchant processing	15,295	12,998	41,731	35,838
Divestitures	—	2,250	—	2,250
Equity securities gains/(losses), net	10,057	8	8,491	(2,188)
Debt securities losses, net	(5,879)	(19)	(6,121)	(174)
All other income and commissions	37,328	35,483	109,529	105,406

Total noninterest income	525,503	391,945	1,592,273	1,053,458

Adjusted gross income after provision for loan losses	722,126	560,406	2,127,119	1,534,229

Noninterest expense:
Employee compensation, incentives and benefits	348,974	258,061	1,030,296	698,218
Occupancy	22,620	19,883	62,014	55,470
Equipment rentals, depreciation and maintenance	17,210	18,493	51,016	51,005
Operations services	17,700	15,387	52,788	44,770
Communications and courier	15,960	13,331	46,625	38,873
Amortization of intangible assets	2,065	1,676	5,577	4,631
All other expense	117,381	94,547	345,409	235,684

Total noninterest expense	541,910	421,378	1,593,725	1,128,651

Pretax income	180,216	139,028	533,394	405,578
Applicable income taxes	61,933	43,457	177,730	132,461

Net income	$118,283	$95,571	$355,664	$273,117

Earnings per common share (Note 3)	.93	.75	2.80	2.16

Diluted earnings per common share (Note 3)	.91	.73	2.72	2.09

Weighted average shares outstanding	126,636,999	126,698,671	126,853,581	126,721,080

See accompanying notes to consolidated financial statements. 5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	First Tennessee National Corporation

(Dollars in thousands)(Unaudited)	2003	2002

Balance, January 1	$1,691,180	$1,477,762
Net income	355,664	273,117
Other comprehensive income:
Unrealized loss on cash flow hedge, net of tax	137	(1,030)
Unrealized market adjustments, net of tax	(25,998)	3,559

Comprehensive income	329,803	275,646

Cash dividends declared	(113,230)	(94,296)
Common stock issued for exercise of stock options	68,478	48,125
Tax benefit from non-qualified stock options	22,336	10,109
Common stock repurchased	(162,072)	(103,907)
Amortization on restricted stock incentive plans	1,911	1,906
Other	13,160	12,434

Balance, September 30	$1,851,566	$1,627,779

See accompanying notes to consolidated financial statements. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS	First Tennessee National Corporation

		Nine Months Ended September 30

(Dollars in thousands)(Unaudited)		2003	2002

Operating	Net income	$355,664	$273,117
Activities	Adjustments to reconcile net income to net cash (used)/provided
	by operating activities:
	Provision for loan losses	71,306	69,388
	Provision for deferred income tax	34,714	71,727
	Depreciation and amortization of premises and equipment	44,909	41,431
	Amortization and impairment of mortgage servicing rights	259,714	186,618
	Amortization of intangible assets	5,577	4,631
	Net other amortization and accretion	53,384	16,191
	Net increase in net derivative product assets	(35,516)	(234,562)
	Market value adjustment on foreclosed property	9,643	17,665
	Equity securities (gains)/losses	(8,491)	2,188
	Debt securities losses	6,121	174
	Net losses on disposal of fixed assets	1,263	946
	Gains on divestitures	—	(2,250)
	Loss on debt repurchase	5,766	—
	Net (increase)/decrease in:
	Trading securities	(142,271)	(229,873)
	Loans held for sale	1,900,824	(392,773)
	Capital markets receivables	(1,123,470)	(207,802)
	Interest receivable	(2,968)	11,203
	Other assets	(435,463)	(103,188)
	Net increase/(decrease) in:
	Capital markets payables	1,001,000	305,073
	Interest payable	8,348	(7,220)
	Other liabilities	(65,374)	432,440

	Total adjustments	1,589,016	(17,993)

	Net cash provided by operating activities	1,944,680	255,124

Investing	Maturities of held to maturity securities	125,289	131,915
Activities	Available for sale securities:
	Sales	934,498	162,616
	Maturities	1,358,399	764,020
	Purchases	(2,480,937)	(1,073,175)
	Premises and equipment:
	Sales	46	7,432
	Purchases	(115,954)	(32,795)
	Net increase in loans	(2,111,531)	(950,721)
	Net decrease/(increase) in investment in bank time deposits	923	(290)
	Proceeds from divestitures	—	206,664
	Acquisitions, net of cash and cash equivalents	(1,930)	(1,433)

	Net cash used by investing activities	(2,291,197)	(785,767)

Financing	Common stock:
Activities	Exercise of stock options	68,287	48,147
	Cash dividends	(113,208)	(94,268)
	Repurchase of shares	(162,179)	(103,907)
	Term borrowings:
	Issuance	725,902	106,485
	Payments	(128,581)	(2,589)
	Issuance of preferred stock of subsidiary	155	—
	Net increase/(decrease) in:
	Deposits	841,917	185,077
	Short-term borrowings	(826,148)	805,413

	Net cash provided by financing activities	406,145	944,358

	Net increase in cash and cash equivalents	59,628	413,715

	Cash and cash equivalents at beginning of period	1,328,717	1,114,623

	Cash and cash equivalents at end of period	$1,388,345	$1,528,338

	Total interest paid	$181,847	$223,759
	Total income taxes paid	152,072	65,321

See accompanying notes to consolidated financial statements. 7

Note 1 — Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2003 Proxy Statement.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands except per share data)	2003	2002	2003	2002

Net income, as reported	$118,283	$95,571	$355,664	$273,117
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,031	1,325	5,893	5,150
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	5,322	5,218	21,294	17,955

Pro forma net income	$113,992	$91,678	$340,263	$260,312

Earnings per share, as reported	$.93	$.75	$2.80	$2.16
Pro forma earnings per share	.90	.72	2.68	2.05
Diluted earnings per share, as reported	.91	.73	2.72	2.09
Pro forma diluted earnings per share	.87	.70	2.60	2.00

Other disclosures — Indemnification agreements and guarantees. In the ordinary course of business, FTNC enters into indemnification agreements for legal proceedings against its directors and officers and standard representation warranties for underwriting agreements, merger and acquisition agreements, sold loans and other similar types of arrangements. It is not possible to estimate a maximum potential amount of payouts that could be required with such agreements.

First Horizon Home Loan Corporation (FHHLC) services a mortgage loan portfolio of approximately $67.6 billion as of September 30, 2003, a significant portion of which is held by Government Sponsored Enterprises (GSE’s) or private security holders. In connection with its servicing activities, FHHLC guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, FHHLC is obligated to make the payment to the security holder. Under the terms of the servicing agreements, FHHLC can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by FHHLC to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSE’s at foreclosure sale.

FHHLC is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, FHHLC has exposure on all loans sold with recourse. FHHLC has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. FHHLC has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, FHHLC had an allowance for losses on the mortgage servicing portfolio of approximately $29.5 million and $37.8 million as of September 30, 2003 and 2002, respectively. FHHLC has sold certain mortgage loans with an agreement to repurchase the loans upon default. As of September 30, 2003 and 2002, FHHLC had single-family residential loans with outstanding balances of $156.9 million and $200.3 million, respectively, that were sold on a recourse basis. For the single-family residential loans, in the event of borrower nonperformance, FHHLC would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.

Note 1 – Financial Information (continued)

As of September 30, 2003 and 2002, the outstanding principal balance of loans sold with limited recourse and serviced by FHHLC was $3.8 billion and $4.7 billion, respectively.

Standby letters of credit are conditional commitments issued by FTNC to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer. Standby letters of credit outstanding as of September 30, 2003 and 2002, were $479.1 million and $467.2 million, respectively.

Accounting changes. On July 1, 2003, FTNC adopted certain provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires certain financial instruments with both liability and equity characteristics to be classified as liabilities on the Statement of Condition. Upon adoption of this statement, FTNC classified its mandatorily redeemable preferred stock of subsidiary ($45.1 million on July 1, 2003) in “Term borrowings” (See Note 8 – Term Borrowings). Historically, the related distributions on these instruments ($4.6 million annually) were classified as noninterest expense on the Consolidated Statements of Income, but as of July 1, 2003, are classified as interest expense on a prospective basis. Restatement of prior periods was not permitted. FASB Staff Position (FSP) No. FAS 150-3, issued November 7, 2003, deferred indefinitely the effective date for applying the provisions of SFAS No. 150 to certain manditorily redeemable noncontrolling interests. As a result of this deferral, FTNC did not classify it's guaranteed preferred beneficial interests in FTNC's junior subordinated debentures ($100.0 million on September 30, 2003) as liabilities. In addition, the related distributions of this instrument ($8.0 million annually) remain classified as noninterest expense.

On July 1, 2003, FTNC adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The impact of adopting this standard was immaterial to FTNC.

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

In December 2002, FTNC adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FTNC continues to account for stock-based employee compensation under APB 25.

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

In October 2003, the FASB approved the AICPA’s issuance of SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”, which modifies the accounting for certain loans that are acquired with evidence of a deterioration in credit quality since origination. SOP 03-3 does not apply to loans recorded at fair value or to mortgage loans classified as held for sale. SOP 03-3 limits the yield that may be accreted on applicable loans to the excess of the cash flows expected, at acquisition, to be collected over the investor’s initial investment in the loan. SOP 03-3 also prohibits the “carrying over” of valuation allowances on applicable loans. SOP 03-3 is effective for fiscal years beginning after December 15, 2004. The impact at implementation of adopting SOP 03-3 should be immaterial to the results of future operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires consolidation by a business enterprise of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after December 15, 2003 (as of December 31, 2003 for FTNC), to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. While certain implementation issues related to this standard continue to undergo interpretation, the impact at implementation of adopting this standard will be immaterial to the results of future operations.

Note 2 – Acquisitions/Divestitures

On October 8, 2003, First Tennessee National Corporation (FTNC) announced that it has entered into a definitive agreement with First Security Bank of Searcy, Arkansas for First Security to acquire substantially all of the assets ($344.4 million on September 30, 2003) and assume substantially all of the liabilities ($304.3 million on September 30, 2003) of FTNC’s wholly owned subsidiary, First National Bank of Springdale (FNB) of Springdale, Arkansas. FTNC expects to complete the divestiture by March 31, 2004, with an after-tax gain, net of expenses, ranging between $1 million and $2 million. This transaction is immaterial to FTNC.

On August 1, 2003, First Horizon Merchant Services, Inc., a wholly owned subsidiary of First Tennessee Bank National Association (FTBNA), acquired Global Card Services, Inc., a merchant processing company based in Orlando, Florida, for approximately $15.8 million in cash. The acquisition was immaterial to FTNC.

On September 16, 2002, First Tennessee Bank National Association (FTBNA), the primary banking subsidiary of FTNC, sold a portfolio of loans originated through First Horizon Money Centers totaling $208.3 million to American General Finance, Inc. of Evansville, Indiana and closed the related Money Center offices. This transaction resulted in a divestiture gain of $2.3 million.

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

Note 3 – Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net income	$118,283	$95,571	$355,664	$273,117

Earnings per common share:
Weighted average common shares outstanding	125,565,417	125,623,723	125,768,814	125,707,484
Shares attributable to deferred compensation	1,071,582	1,074,948	1,084,767	1,013,596

Total weighted average shares	126,636,999	126,698,671	126,853,581	126,721,080

Earnings per common share	$.93	$.75	$2.80	$2.16

Diluted earnings per common share:
Weighted average shares outstanding	126,636,999	126,698,671	126,853,581	126,721,080
Dilutive effect due to stock options	3,956,991	3,528,077	4,063,195	3,659,626

Total weighted average shares, as adjusted	130,593,990	130,226,748	130,916,776	130,380,706

Diluted earnings per common share:	$.91	$.73	$2.72	$2.09

Note 4 – Loans

The composition of the loan portfolio on September 30 is detailed below:

(Dollars in thousands)	2003	2002

Commercial:
Commercial, financial and industrial	$4,444,138	$4,095,708
Real estate commercial	1,051,389	1,045,327
Real estate construction	648,504	521,700
Retail:
Real estate residential	6,224,859	4,385,514
Real estate construction	467,110	301,509
Other retail	248,401	308,923
Credit card receivables	264,655	263,947

Loans, net of unearned income	13,349,056	10,922,628
Allowance for loan losses	161,401	143,749

Total net loans	$13,187,655	$10,778,879

The following table presents information concerning nonperforming loans on September 30:

(Dollars in thousands)	2003	2002

Impaired loans	$39,128	$48,214
Other nonaccrual loans	20,669	23,766

Total nonperforming loans	$59,797	$71,980

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands)	2003	2002	2003	2002

Total interest on impaired loans	$285	$116	$557	$321
Average balance of impaired loans	43,772	43,401	48,471	41,320

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 2003 and 2002, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2001	$133,668	$16,946	$150,614
Provision for loan losses	45,750	23,638	69,388
Charge-offs	(56,986)	(29,627)	(86,613)
Loan recoveries	9,544	816	10,360

Net charge-offs	(47,442)	(28,811)	(76,253)

Balance on September 30, 2002	$131,976	$11,773	$143,749

Balance on December 31, 2002	$129,229	$15,069	$144,298
Provision for loan losses	59,669	11,637	71,306
Charge-offs	(50,390)	(14,767)	(65,157)
Loan recoveries	9,692	1,262	10,954

Net charge-offs	(40,698)	(13,505)	(54,203)

Balance on September 30, 2003	$148,200	$13,201	$161,401

Note 5 – Business Segment Information

FTNC provides traditional retail/commercial banking and other financial services to its customers through various regional and national business lines, including First Tennessee Banking Group (previously referred to as FTN Banking Group), First Horizon, FTN Financial, Transaction Processing, and Corporate. First Tennessee Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products, commercial insurance and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers. During third quarter 2002, FTNC sold the loan portfolio and closed the offices of First Horizon Money Centers as part of an ongoing plan to improve long-term growth by enhancing overall business mix. FTN Financial includes Capital Markets, Equity Research, Investment Banking, Strategic Alliances, and Correspondent Services. Transaction Processing includes credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes unallocated corporate expenses, expense on trust preferred and REIT preferred stock, and select components of SFAS 133 hedge ineffectiveness (see also Note 1 — Financial Information).

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three months and nine months ending September 30:

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands)	2003	2002	2003	2002

Consolidated
Net interest income, FTE*	$213,280	$189,026	$607,092	$551,316
Other revenues	525,503	391,945	1,592,273	1,053,458
Other expenses**	558,265	441,558	1,665,031	1,198,039

Pre-tax income, FTE*	180,518	139,413	534,334	406,735
Income taxes, FTE*	62,235	43,842	178,670	133,618

Net income	$118,283	$95,571	$355,664	$273,117

Average assets	$27,436,834	$20,601,144	$25,303,147	$19,994,001

*Fully taxable-equivalent adjustment	$302	$385	$940	$1,157

First Tennessee Banking Group
Net interest income, FTE*	$98,302	$111,688	$299,718	$345,710
Other revenues	86,005	74,005	239,524	223,167
Other expenses**	137,484	131,035	430,640	385,950

Pre-tax income, FTE*	46,823	54,658	108,602	182,927
Income taxes, FTE*	12,829	11,975	20,583	50,065

Net income	$33,994	$42,683	$88,019	$132,862

Average assets	$11,123,002	$10,252,225	$10,832,112	$10,379,421

*	Fully taxable-equivalent basis.
**	Includes loan loss provision.

Note 5 – Business Segment Information (continued)

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands)	2003	2002	2003	2002

First Horizon
Net interest income, FTE*	$99,872	$61,895	$259,246	$162,645
Other revenues	287,933	166,279	845,819	433,770
Other expenses**	272,450	169,664	760,156	452,362

Pre-tax income, FTE*	115,355	58,510	344,909	144,053
Income taxes, FTE*	42,651	21,894	127,546	53,246

Net income	$72,704	$36,616	$217,363	$90,807

Average assets	$12,298,350	$7,749,267	$10,958,381	$6,958,201

FTN Financial
Net interest income, FTE*	$10,607	$8,928	$30,365	$25,626
Other revenues	124,702	125,650	427,716	326,962
Other expenses**	93,239	91,684	317,143	236,265

Pre-tax income, FTE*	42,070	42,894	140,938	116,323
Income taxes, FTE*	15,979	16,300	53,542	44,203

Net income	$26,091	$26,594	$87,396	$72,120

Average assets	$3,265,817	$1,852,156	$2,715,201	$1,941,024

Transaction Processing
Net interest income, FTE*	$4,191	$4,988	$13,086	$14,621
Other revenues	27,383	26,011	79,540	75,337
Other expenses**	27,745	25,280	79,532	72,666

Pre-tax income, FTE*	3,829	5,719	13,094	17,292
Income taxes, FTE*	1,469	2,173	5,033	6,571

Net income	$2,360	$3,546	$8,061	$10,721

Average assets	$642,354	$646,764	$656,344	$655,842

Corporate
Net interest income, FTE*	$308	$1,527	$4,677	$2,714
Other revenues	(520)	--	(326)	(5,778)
Other expenses	27,347	23,895	77,560	50,796

Pre-tax income, FTE*	(27,559)	(22,368)	(73,209)	(53,860)
Income taxes, FTE*	(10,693)	(8,500)	(28,034)	(20,467)

Net income	$(16,866)	$(13,868)	$(45,175)	$(33,393)

Average assets	$107,311	$100,732	$141,109	$59,513

*	Fully taxable-equivalent basis.
**	Includes loan loss provision.

Note 6 – Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangibles*

Balance on December 31, 2001	$143,147	$41,857
Amortization expense	—	(4,631)
Reclass**	12,573	(12,573)
Acquisitions**	7,557	6,845

Balance on September 30, 2002	$163,277	$31,498

Balance on December 31, 2002	$164,617	$29,648
Amortization expense	—	(5,577)
Divestitures	—	(19)
Acquisitions**	19,988	16,953

Balance on September 30, 2003	$184,605	$41,005

*	Represents premium on purchased deposits, covenants not to compete and non-mortgage servicing rights.
**	Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $108.9 million on September 30, 2003, net of $67.9 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2003 is expected to be $2.2 million and is expected to be $8.2 million, $6.4 million, $4.9 million and $4.8 million for the twelve-month periods of 2004, 2005, 2006 and 2007, respectively.

The following is a summary of goodwill detailed by reportable segments for the nine months ended September 30:

(Dollars in thousands)	First Tennessee Banking Group	First Horizon	FTN Financial	Transaction Processing	Total

December 31, 2001	$75,462	$51,353	$12,968	$3,364	$143,147
Reclass*	12,573	—	—	—	12,573
Acquisitions*	249	1,092	326	5,890	7,557

September 30, 2002	$88,284	$52,445	$13,294	$9,254	$163,277

December 31, 2002	$88,070	$52,378	$13,294	$10,875	$164,617
Acquisitions*	8,794	(1,526)	—	12,720	19,988

September 30, 2003	$96,864	$50,852	$13,294	$23,595	$184,605

*	Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 7 – Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights (MSR’s), net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)

Balance on December 31, 2001	$665,005
Addition of mortgage servicing rights	257,984
Amortization	(87,791)
Market value adjustments	(337,515)
Sales of mortgage servicing rights	112
Impairment	(98,827)

Balance on September 30, 2002	$398,968

Balance on December 31, 2002	$440,482
Addition of mortgage servicing rights	469,096
Amortization	(97,157)
Market value adjustments	48,892
Sales of mortgage servicing rights	(6,275)
Impairment	(162,557)

Balance on September 30, 2003	$692,481

The MSR’s on September 30, 2003 and 2002, had estimated market values of approximately $720.9 million and $423.8 million, respectively. These balances represent the rights to service approximately $63.5 billion and $47.1 billion of mortgage loans on September 30, 2003 and 2002. On September 30, 2003 and 2002, valuation allowances due to impairment of $57.5 million and $34.4 million were required, respectively.

Estimated MSR’s amortization expense for the twelve month periods ending September 30, 2004, 2005, 2006, 2007 and 2008, are $113.1 million, $96.4 million, $81.8 million, $68.2 million and $56.7 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

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

Note 8 – Term Borrowings

The following table presents information pertaining to term borrowings (debt with original maturities greater than one year) for FTNC and its subsidiaries on September 30:

(Dollars in thousands)	2003	2002

First Tennessee Bank National Association:
Subordinated notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 — 4.625%	$263,442	$—
Matures on December 1, 2008 — 5.75%	140,842	140,691
Matures on April 1, 2008 — 6.40%	89,683	89,613
Bank notes:*
Matures on June 30, 2004 — 1.09%	174,980	—
Matures on October 6, 2003 — 1.09%	150,000	—
Matures on October 8, 2004 — 1.19%	149,970	—
Matures on January 21, 2004 — 1.07%	100,000	—
Matures on June 30, 2005 — 1.18%	99,983	—
Matures on November 26, 2004 — 1.22%	74,983	—
Matures on July 6, 2004 — 1.31% and 2.06% on
September 30, 2003 and 2002, respectively	59,978	59,950
Matures on July 9, 2004 — 1.31% and 2.06% on
September 30, 2003 and 2002, respectively	50,000	50,000
Matures on March 6, 2007 — 1.38% and 2.01% on
September 30, 2003 and 2002, respectively	49,934	49,915
Matured on April 17, 2003 — 1.82% on
September 30, 2002	—	50,000
Matured on May 23, 2003 — 1.90% on
September 30, 2002	—	69,986
Federal Home Loan Bank borrowings**	3,969	54,252
Other***	6,692	6,692
First Tennessee National Corporation:
Subordinated capital notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 — 4.50%	105,370	—
Matures on November 15, 2005 — 6.75%	22,844	74,744
FT Real Estate Securities Company, Inc.
Cumulative preferred stock (qualifies for total capital under the Risk-Based Capital guidelines):****
Matures on March 31, 2031 — 9.50%	45,132	—
First National Bank of Springdale:
Federal Home Loan Bank borrowings**	9,243	8,690

Total	$1,597,045	$654,533

*	FTBNA has an ongoing bank note program under which the bank may offer an aggregate principal amount of up to $3.0 billion. Bank notes with original maturities of one year or less are included in other short-term borrowings. Bank notes with original maturities greater than one year are classified as term borrowings. On September 30, 2003, unused term-borrowing capacity under this program was $1.2 billion. See also Liquidity Management Section of Management's Discussion and Analysis of Results of Operations and Financial Condition.
**	The Federal Home Loan Bank (FHLB) borrowings were issued with fixed interest rates and terms of 2 to 26 years. These borrowings had weighted average interest rates of 4.33 percent and 4.17 percent for FTBNA and 4.41 percent and 4.64 percent for Springdale on September 30, 2003 and September 30, 2002, respectively.
***	Other long-term debt is comprised of unsecured obligations issued with fixed interest rates and terms of 1 to 2 years. These borrowings had a weighted average interest rate of 4.60 percent on September 30, 2003 and September 30, 2002.
****	Subsequent to the adoption of SFAS No. 150, FTNC classified its cumulative preferred stock to term borrowings.

Note 8 – Term Borrowings (continued)

Annual principal repayment requirements as of September 30, 2003, are as follows:

(Dollars in thousands)

2003	$154,626
2004	612,612
2005	125,222
2006	3,915
2007	51,738
2008 and after	633,313

All subordinated notes are unsecured and are subordinate to other present and future senior indebtedness. These notes qualify as Tier 2 risk-based capital under the Federal Reserve Board and Office of the Comptroller of the Currency guidelines for assessing capital adequacy. Certain of the subordinated bank notes may require prior regulatory approval to be prepaid prior to maturity.

Note 9 – Regulatory Capital

FTNC is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FTNC’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FTNC to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of September 30, 2003, that FTNC met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FTNC, FTBNA (the primary banking subsidiary of FTNC) and First National Bank of Springdale are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 12.59 percent, 9.09 percent and 6.22 percent, respectively, on September 30, 2003, and were 11.03 percent, 8.66 percent and 7.31 percent, respectively, on September 30, 2002.

	First Tennessee National Corporation			First Tennessee Bank National Association			First National Bank of Springdale

(Dollars in thousands)	Amount		Ratio	Amount		Ratio	Amount		Ratio

On September 30, 2003:
Actual:
Total Capital	$2,490,926		13.50%	$2,360,392		12.85%	$29,049		13.48%
Tier 1 Capital	1,702,397		9.23	1,683,731		9.17	26,376		12.24
Leverage	1,702,397		6.26	1,683,731		6.29	26,376		7.92

For Capital Adequacy Purposes:
Total Capital	1,475,819	>	8.00	1,469,346	>	8.00	17,238	>	8.00
Tier 1 Capital	737,909	>	4.00	734,673	>	4.00	8,619	>	4.00
Leverage	1,087,552	>	4.00	1,070,531	>	4.00	13,327	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital	1,844,774	>	10.00	1,836,682	>	10.00	21,548	>	10.00
Tier 1 Capital	1,106,864	>	6.00	1,102,009	>	6.00	12,929	>	6.00
Leverage	1,359,440	>	5.00	1,338,164	>	5.00	16,659	>	5.00

On September 30, 2002:
Actual:
Total Capital	$1,966,418		11.51%	$1,891,631		11.24%	$28,328		12.83%
Tier 1 Capital	1,496,718		8.76	1,469,848		8.73	25,565		11.58
Leverage	1,496,718		7.36	1,469,848		7.37	25,565		7.58

For Capital Adequacy Purposes:
Total Capital	1,366,757	>	8.00	1,346,233	>	8.00	17,658	>	8.00
Tier 1 Capital	683,378	>	4.00	673,116	>	4.00	8,829	>	4.00
Leverage	813,660	>	4.00	797,902	>	4.00	13,490	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital	1,708,446	>	10.00	1,682,791	>	10.00	22,072	>	10.00
Tier 1 Capital	1,025,068	>	6.00	1,009,675	>	6.00	13,243	>	6.00
Leverage	1,017,075	>	5.00	997,377	>	5.00	16,862	>	5.00

Note 10 – Contingencies

Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims and lawsuits, in addition to those listed below, are pending against FTNC and its subsidiaries. Although FTNC cannot predict the outcome of these lawsuits, after consulting with counsel, it is management’s opinion that when resolved, these lawsuits will not have a material adverse effect on the consolidated financial statements of FTNC.

Three cases alleging that FTNC engaged in unfair and deceptive practices in connection with the financing of satellite dish television systems are pending in Mississippi courts. FTNC has reached an agreement to settle one of these cases filed by fifty plaintiffs and pending in federal court. In fourth quarter 2003, FTNC reached an agreement to settle the remaining two cases, each filed by one plaintiff and pending in Choctaw Tribal Court, for an immaterial amount relative to its financial statements.

Many mortgage lenders, including a FTNC subsidiary, have been sued in putative class actions on the theory that yield spread premiums paid to mortgage brokers are referral fees banned by the Real Estate Settlement Practices Act (RESPA). In June 2001, the Eleventh Circuit Court of Appeals upheld certification of a class in a yield spread premium case against a lender unaffiliated with FTNC. In October 2001, the U.S. Department of Housing and Urban Development (HUD) published a policy statement disagreeing with the Eleventh Circuit’s decision. Subsequently, applying HUD’s policy statement, the Eleventh Circuit reversed class certification in a case against another unaffiliated lender, overruled its prior opinion, and followed its most recent decision in two related cases. The U.S. Supreme Court has also declined to review two similar cases from the Eighth and Ninth Circuits, where class certification had been denied. FTNC believes its subsidiary’s yield spread premium payments are consistent with industry practices, are lawful, and intends to defend vigorously the lawsuits against it.

ITEM 2. FIRST TENNESSEE NATIONAL CORPORATION – MANAGEMENT’S DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL INFORMATION

First Tennessee National Corporation (FTNC) is headquartered in Memphis, Tennessee, and is a premier nationwide, diversified financial services institution that provides a broad array of financial services to its customers through various regional and national business lines. FTNC’s segments are First Tennessee Banking Group (previously referred to as FTN Banking Group), First Horizon, FTN Financial, Transaction Processing, and Corporate. First Tennessee Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products, commercial insurance and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and First Horizon Money Centers. During third quarter 2002, FTNC sold the loan portfolio and closed the offices of First Horizon Money Centers as part of an ongoing plan to improve long-term growth by enhancing overall business mix. FTN Financial includes Capital Markets, Equity Research, Investment Banking, Strategic Alliances and Correspondent Services. Transaction Processing includes credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes unallocated corporate expenses, expense on trust preferred securities and REIT preferred stock, and select components of SFAS 133 hedge ineffectiveness (see Note 1 – Financial Information).

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

The following is a discussion and analysis of the financial condition and results of operations of FTNC for the three-month and nine-month periods ended September 30, 2003, compared to the three-month and nine-month periods ended September 30, 2002. To assist the reader in obtaining a better understanding of FTNC and its performance, this discussion should be read in conjunction with FTNC’s unaudited consolidated financial statements and accompanying notes appearing in this report. Additional information including the 2002 financial statements, notes, and management’s discussion and analysis is provided in the 2002 Annual Financial Disclosures included as an appendix to the 2003 Proxy Statement.

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

FINANCIAL SUMMARY (Comparison of third quarter 2003 to third quarter 2002)

Earnings for third quarter 2003 were $118.3 million, an increase of 24 percent from last year’s third quarter earnings of $95.6 million. Diluted earnings per common share increased 25 percent to $.91 in 2003 compared to $.73 in 2002. Return on average shareholders’ equity was 25.9 percent and return on average assets was 1.71 percent for third quarter 2003. Return on average shareholders’ equity was 23.8 percent and return on average assets was 1.84 percent for third quarter 2002.

On September 30, 2003, FTNC was ranked as one of the top 50 bank holding companies nationally in market capitalization ($5.4 billion) and total assets ($25.5 billion). On September 30, 2002, market capitalization was $4.4 billion and total assets were $22.7 billion.

Total revenue grew 27 percent from third quarter 2002, with a 34 percent increase in noninterest income and a 13 percent increase in net interest income.

BUSINESS LINE REVIEW

First Horizon

Pre-tax income for First Horizon increased 97 percent to $115.3 million for third quarter 2003, compared to $58.6 million for third quarter 2002. Total revenues were $387.8 million, an increase of 70 percent from $228.3 million in 2002, reflecting a 133 percent increase in loans securitized and sold into the secondary market.

Net interest income increased 61 percent to $99.9 million in 2003 from $62.0 million in 2002. Net interest income in First Horizon Equity Lending increased $9.7 million primarily due to an increase of 109 percent in home equity lines of credit, which averaged $2.3 billion in third quarter 2003 compared to $1.1 billion in 2002. The remaining increase of $28.2 million in net interest income reflects the impact of a larger portfolio of warehouse loans (mortgage loans that are awaiting sale and delivery into the secondary market), which grew 90 percent to $5.7 billion from $3.0 billion in third quarter 2002. Net interest spread on the warehouse, however, was negatively impacted by lower mortgage rates.

Total noninterest income increased 73 percent to $287.9 million in 2003 compared to $166.3 million in 2002. Noninterest income consists primarily of mortgage banking-related fees from the origination process, fees from mortgage servicing and mortgage servicing rights (MSR’s) net hedge gains or losses. Total noninterest income is net of amortization, impairment and other expenses related to MSR’s and related hedges.

Origination activity increased 59 percent to $14.6 billion compared to $9.2 billion in 2002. However, due to the large overhang of $5.9 billion of mortgage loans held for sale on June 30, 2003, loans securitized and sold into the secondary market increased 133 percent to $17.4 billion. Fees derived from the mortgage origination process (generally driven by either origination volumes or loans securitized and sold) increased 81 percent in 2003, to $299.5 million from $165.7 million in 2002. Driven by low mortgage interest rates, refinance activity increased 75 percent to $10.5 billion and represented 72 percent of total originations during 2003 compared to 66 percent in 2002. Home purchase related originations grew 29 percent in 2003, demonstrating First Horizon Home Loans’ success in penetrating the purchase market. First Horizon Home Loans’ access to the purchase market should help production levels as mortgage rates rise. Secondary marketing activities increased $63.9 million as revenues from MSR’s created grew $123.5 million (to $193.8 million) due to the increased volume of loans securitized and sold while net secondary marketing trading losses increased $56.6 million (from a gain of $33.8 million to a loss of $22.8 million) primarily due to the increase in interest rates experienced during third quarter.

While the growth in refinance activity produced increased origination fee income, it also increased actual and projected MSR’s prepayment speeds, resulting in a 19 percent increase, to $33.5 million in MSR’s amortization expense compared to $28.2 million in 2002. In addition, MSR’s impairment loss increased 12 percent to $47.8 million from $42.5 million due primarily to lower interest rates and changes in short-term prepayment expectations. The decrease in fair value of MSR’s was partially offset by an increase in the value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s. MSR’s net hedge gains (excluding the effect of SFAS 133 hedge ineffectiveness which is included in the Corporate segment – see also Further Interpretations of SFAS No. 133) were $20.5 million in 2003 compared to $18.7 million in 2002 (both years represent a net increase in the value of hedges over the decrease in the value of hedged MSR’s).

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $67.6 billion on September 30, 2003, compared to $52.1 billion on September 30, 2002. The sustained growth of this asset in a period of historically high prepayment levels was made possible, in part, by the recapture of refinances from the existing servicing portfolio. Servicing fees increased 23 percent as a result of this increase in the servicing portfolio. However, total fees associated with mortgage servicing increased only 6 percent to $44.9 million in third quarter 2003 due to the unfavorable impact of early payoffs. Primarily as a result of the strong originations, there was an increase in capitalized MSR’s during third quarter 2003 of $212.4 million, net of sales (see Note 7 – Mortgage Servicing Rights for information summarizing changes in MSR’s).

The provision for loan losses was $7.1 million in 2003 compared to $4.3 million in 2002. 2002 included a $7.4 million reduction in provision resulting from a change in risk profile due to the sale of Money Center loans. This improvement in asset quality is related to strengthening customer demographics and a positive shift in the mix of the loan portfolio.

Total noninterest expense increased 60 percent to $265.4 million in 2003 compared to $165.4 million in 2002. The growth was primarily the result of a 79 percent increase in employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, that includes the impact of increased salary and commission expense related to the increased mortgage origination volume produced during 2003. The impact of First Horizon’s initiative to grow the retail sales force is also reflected in this expense growth. In addition to the increased personnel expense, the higher activity levels also impacted various other categories of noninterest expense.

Going forward, fee income from refinance loan originations will generally depend on mortgage interest rates. Over time, an increase in rates should reduce origination fees and profit from the sale of loans, but should also reduce MSR’s amortization expense and impairment losses, while a decrease in rates should increase this net revenue. Flat to rising interest rates should reduce net secondary marketing trading gains, while falling rates should increase this net revenue. If total origination volume increases and/or the yield curve steepens, net interest income from the warehouse should increase, while if volume decreases and/or the yield curve flattens, this revenue should decrease. In third quarter 2003, mortgage interest rates began to rise from recent historically low levels, and refinance origination volumes are expected to decline in fourth quarter. Home purchase-related originations should reflect the relative strength or weakness of the economy and will also be influenced by the size of the sales force. Continued success of national cross-sell strategies should increase revenues from products other than traditional mortgage origination and servicing. Actual results could differ because of various factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

First Tennessee Banking Group

Pre-tax income for First Tennessee Banking Group decreased 14 percent to $46.9 million for third quarter 2003, compared to $54.6 million for third quarter 2002. This decline was driven by a $13.4 million drop in net interest income; however, balance sheet leveraging capacity which is normally used within First Tennessee Banking Group has been employed by the First Horizon segment as the growth in the mortgage warehouse produced $28.2 million net interest income growth over last year. Total revenues for the segment were $184.4 million, a decrease of 1 percent from $185.6 million in 2002 due to compression in the net interest margin (NIM).

Net interest income decreased to $98.3 million in 2003 or 12 percent, compared to $111.7 million in 2002. The decline in net interest income was related to compression in the net interest margin primarily due to the repricing of assets to lower yields while liability rates have become less sensitive to rate movements in this historically low interest rate environment. It also was due to a change in the mix of the loan portfolio to floating rate products. Investment yields have declined as accelerated prepayments of investments in mortgage-backed securities have resulted in increased amortization of premiums in addition to the effect of proceeds from these prepaid investments being reinvested at lower rates. As a result of these impacts, NIM (based on net interest income of $98.3 million and earning assets of $10.5 billion for third quarter 2003 compared to $111.7 million and $9.6 billion, respectively, for third quarter 2002) fell to 3.76 percent in 2003 from 4.64 percent in 2002. Typically, balance sheet leveraging would have been utilized to offset this drop in NIM and net interest income. However, the strong growth in mortgage warehouse volume allowed this tactic to be delayed until a more favorable rate environment was present.

Noninterest income increased 16 percent to $86.1 million compared to $73.9 million in 2002. This increase was due, in part, to improvement in insurance revenue and trust and investment management fees. Also impacting this increase were net securities gains of $4.2 million in third quarter 2003. Included in this amount were net gains of $10.1 million from FTNC’s wholly-owned venture capital subsidiary, Hickory Venture Capital Corporation, primarily resulting from the sale of a venture capital investment and net losses of $5.9 million primarily resulting from sales of lower-yielding securities in the investment portfolio.

The provision for loan losses was $8.1 million in third quarter 2003 compared to $15.1 million in third quarter last year, primarily due to improvement in specific reserve allocations related to large commercial credits. Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the national or Tennessee economy.

Total noninterest expense increased 12 percent in 2003 to $129.4 million from $115.9 million last year. Contributing to this increase were increased personnel costs primarily related to growth in Synaxis, a wholly owned insurance broker, incentives associated with the sale of a venture capital investment and increased benefit costs. Also impacting expense growth were costs related to the settlement of an employee separation dispute and initiatives promoting expense efficiencies and enhancing revenue growth.

FTN Financial

Pre-tax income for FTN Financial decreased 2 percent to $42.2 million for third quarter 2003, compared to $42.9 million for third quarter 2002.

Total revenues were $135.4 million compared to $134.6 million in third quarter 2002. Fee income was $124.7 million in 2003 compared to $125.7 million in 2002. Revenues in fixed income products were lower, primarily due to the impact this quarter’s market volatility had on delaying customers’ purchasing decisions. These decreases were partially offset by higher revenues in lending through correspondent services and other revenues, which include investment banking, equity research and sales, and portfolio advisory services. Capital markets business with depository customers increased 8 percent and represented 39 percent of revenue while business with non-depository customers decreased 20 percent and represented 22 percent of revenue. Other revenue sources increased 9 percent and contributed 39 percent of revenue.

Total noninterest expense increased 1 percent to $92.1 million compared to $90.9 million in 2002.

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

Transaction Processing

Pre-tax income for Transaction Processing decreased 33 percent to $3.8 million in 2003, compared to $5.7 million in 2002 primarily due to a drop in express processing transactions. Express processing revenues decreased 8 percent as the volume of transactions processed for customers declined 11 percent compared to third quarter 2002. The volume has declined as the current low interest rate environment has reduced the benefit for customers to clear checks quickly, resulting in decreased demand. In addition, the low interest rate environment has depressed the value of free funding for balances customers have with FTNC. Volumes have also been impacted by the loss of a couple of low return customers. On the other hand, the volume of merchant transactions processed grew 12 percent over third quarter 2002 creating growth in merchant revenues of 15 percent. These increases were primarily due to recent acquisitions and some recovery in the hospitality industry. Noninterest expense increased 10 percent to $27.7 million from $25.3 million in third quarter 2002. Expense levels in merchant processing were influenced by recent acquisitions.

Corporate

The Corporate segment’s results showed a pre-tax loss of $27.6 million in third quarter 2003, compared to a loss of $22.4 million in third quarter 2002. 2003's pre-tax loss included costs of $8.7 million associated with management’s initiatives to develop an infrastructure to support business expansion. This included enhancements to business processes such as the design of systems and workflow that provide added flexibility and increased management information support. In tandem with these investments, management has implemented programs to curtail costs including restructuring debt, which resulted in a loss of $5.8 million in third quarter. Additionally, expenditures of $2.8 million were made in a non-management performance award to build employee value. Included in the pre-tax loss for third quarter 2002 is a $13.0 million contribution to First Tennessee Foundation, a non-profit entity dedicated to supporting charitable causes in the diverse communities where FTNC does business.

INCOME STATEMENT REVIEW

NONINTEREST INCOME

Noninterest income provides the majority of FTNC’s revenue and contributed 71 percent to total revenue in third quarter 2003 compared to 68 percent in third quarter 2002. Third quarter 2003 noninterest income increased 34 percent to $525.4 million from $392.0 million in 2002. A more detailed discussion of the major line items follows.

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

When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. The expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as an asset known as MSR’s on the Consolidated Statements of Condition (refer to discussion of MSR’s under Critical Accounting Policies).

Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment (IRLC) is made to the customer. Secondary marketing activities include gains or losses from secondary marketing trading gains, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the MSR’s. As discussed under Critical Accounting Policies, First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its MSR’s through changing interest rate environments. MSR’s hedge gains/(losses) reflect effects of hedging including servicing rights net value changes (see Other — Accounting for Derivative Instruments and Hedging Activities). Other income includes income from the foreclosure repurchase program, bulk sales of MSR’s, and other miscellaneous items. Mortgage trading securities gains/(losses) relate to market value adjustments primarily on interest-only strips that are classified as trading securities and related hedges. As shown in Table 1, total mortgage banking fee income increased 78 percent in 2003.

Table 1 – Mortgage Banking

	Three Months Ended September 30		Percent		Nine Months Ended September 30		Percent
(Dollars and volumes in millions)	2003	2002	Change (%)		2003	2002	Change (%)

Noninterest income:
Loan origination fees	$131.5	$61.6	113.8	+	$328.8	$153.0	115.0	+
Secondary marketing activities	168.0	104.1	61.3	+	508.7	255.7	98.9	+
Mortgage servicing fees	44.9	42.3	6.0	+	133.3	127.1	4.9	+
MSR’s net hedge results*	19.9	18.7	6.2	+	96.2	51.6	86.3	+
Other income	8.5	8.3	1.6	+	33.2	22.3	48.6	+
Mortgage trading securities net losses	(9.5)	(5.5)	73.1	+	(10.0)	(13.1)	23.5	–
Amortization of MSR’s	(33.5)	(28.2)	18.6	+	(97.2)	(87.8)	10.7	+
MSR’s impairment loss	(47.8)	(42.5)	12.4	+	(162.6)	(98.8)	64.5	+

Total mortgage noninterest income	$282.0	$158.8	77.6	+	$830.4	$410.0	102.5	+

Refinance originations	$10,533.8	$6,026.7	74.8	+	$31,195.8	$11,890.3	162.4	+
New loan originations	4,059.8	3,145.8	29.1	+	10,155.4	8,086.7	25.6	+

Mortgage loan originations	$14,593.6	$9,172.5	59.1	+	$41,351.2	$19,977.0	107.0	+

Servicing portfolio	$67,624.7	$52,109.5	29.8	+	$67,624.7	$52,109.5	29.8	+

*	MSR’s net hedge results represent the net gain or loss resulting from the change in value of the hedged component of MSR’s and the offsetting change in value of servicing hedges.

Certain previously reported amounts have been reclassified to agree with current presentation.

Origination activity increased 59 percent to $14.6 billion compared to $9.2 billion in third quarter 2002. However, due to the large overhang of $5.9 billion of mortgage loans held for sale on June 30, 2003, loans securitized and sold into the secondary market increased 133 percent to $17.4 billion in 2003 compared to last year. Fees derived from the mortgage origination process (generally driven by either origination volumes or loans securitized and sold) increased 81 percent in 2003, to $299.5 million from $165.7 million in 2002. Driven by low mortgage interest rates, refinance activity increased 75 percent to $10.5 billion and represented 72 percent of total originations during third quarter 2003 compared to 66 percent in third quarter 2002. Home purchase related originations grew 29 percent in 2003, demonstrating First Horizon Home Loans’ success in penetrating the purchase market. First Horizon Home Loans’ access to the purchase market should help production levels as mortgage rates rise. Secondary marketing activities increased $63.9 million as revenues from MSR’s created grew $123.5 million (to $193.8 million) primarily due to the increased volume of loans securitized and sold while net secondary marketing trading losses increased $56.6 million (from a gain of $33.8 million to a loss of $22.8 million) primarily due to the increase in interest rates experienced during third quarter.

While the growth in refinance activity produced increased origination fee income, it also increased actual and projected MSR’s prepayment speeds, resulting in a 19 percent increase, to $33.5 million in MSR’s amortization expense compared to $28.2 million in 2002. In addition, MSR’s impairment loss increased 12 percent to $47.8 million from $42.5 million due primarily to lower interest rates and changes in short-term prepayment expectations. The decrease in fair value of MSR’s was partially offset by an increase in the value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s. MSR’s net hedge gains were $19.9 million in 2003 compared to $18.7 million in 2002 (both quarters represent a net increase in the value of hedges over the decrease in the value of hedged MSR’s).

The mortgage-servicing portfolio (which includes servicing for ourselves and others) totaled $67.6 billion on September 30, 2003, compared to $52.1 billion on September 30, 2002. The sustained growth of this asset in a period of historically high prepayment levels was made possible, in part, by the recapture of refinances from the existing servicing portfolio. Servicing fees increased 23 percent as a result of this increase in the servicing portfolio. However, total fees associated with mortgage servicing increased only 6 percent to $44.9 million in third quarter 2003 due to the unfavorable impact of early payoffs. Primarily as a result of the strong originations, there was an increase in capitalized MSR’s during third quarter 2003 of $212.4 million, net of sales (see Note 7 – Mortgage Servicing Rights for information summarizing changes in MSR’s).

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

For third quarter 2003, capital markets fee income decreased 1 percent to $122.9 million from $124.1 million in 2002. Revenues from fixed income products were lower, primarily due to the impact this quarter’s market volatility had on delaying customers’ purchasing decisions. These decreases were partially offset by higher revenues in lending through correspondent services and other revenues, which include investment banking, equity research and sales, and portfolio advisory services. As shown in Table 2, capital markets business with depository and non-depository customers decreased 4 percent and represented 43 percent and 24 percent of noninterest income, respectively. Revenue from other products and services increased 6 percent and contributed to 33 percent of noninterest income.

Table 2 – Capital Markets

	Three Months Ended September 30		Growth		Nine Months Ended September 30		Growth
(Dollars in millions)	2003	2002	Rate (%)		2003	2002	Rate (%)

Noninterest income:
Fixed income - depository	$53.0	$49.2	7.7	+	$189.6	$126.8	49.5	+
Fixed income - non-depository	29.8	37.2	19.9	–	110.0	88.9	23.7	+
Other products/services	40.1	37.7	6.4	+	121.6	106.2	14.5	+

Total capital markets noninterest income	$122.9	$124.1	1.0	–	$421.2	$321.9	30.8	+

Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income

Fee income from deposit transactions and cash management for third quarter 2003 increased 2 percent to $37.3 million compared to $36.8 million in 2002 due to growth in return check charges. Total noninterest income from insurance premiums and commissions increased 34 percent, to $14.4 million from $10.8 million in 2002, due in part to growth in revenues from Synaxis, a commercial insurance broker. Trust services and investment management fees increased 12 percent to $12.0 million from $10.8 million in 2002 due to an increase in the market value of managed portfolios which grew to $7.3 billion on September 30, 2003, from $6.9 billion on September 30, 2002. Third quarter 2003 fee income from merchant processing increased 18 percent to $15.3 million from $13.0 million in 2002 primarily due to portfolio acquisitions. Net security gains were $4.2 million in 2003 compared to net security losses of $.1 million in 2002. Included in this amount were net gains of $10.1 million from FTNC’s wholly-owned venture capital subsidiary, Hickory Venture Capital Corporation, primarily resulting from the sale of a venture capital investment and net losses of $5.9 million primarily resulting from sales of lower-yielding securities in the investment portfolio. All other income and commissions increased 5 percent to $37.3 million for third quarter 2003 from $35.5 million in 2002.

Going forward, other noninterest income should fluctuate primarily with the strength or weakness of the economy.

NET INTEREST INCOME

Net interest income increased 13 percent to $213.0 million from $188.7 million in third quarter 2002, reflecting a larger portfolio of mortgage warehouse loans, which grew 89 percent to $5.7 billion from $3.0 billion in third quarter 2002. Also impacting the growth in net interest income was an increase of 21 percent in the loan portfolio primarily due to growth in equity lending. These positive impacts on net interest income were largely offset by compression in the net interest margin resulting from the repricing of assets to lower yields while liability rates have become less sensitive to rate movements in this historically low interest rate environment and due to a change in the mix of the loan portfolio to a higher percentage of floating rate products. Investment yields have declined as accelerated prepayments of investments in mortgage-backed securities have resulted in increased amortization of premiums in addition to the effect of proceeds from these prepaid investments being reinvested at lower rates. The adoption of the effective provisions of Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity," in third quarter 2003 further compressed the consolidated net interest margin by two basis points. Historically, the expense associated with FTNC’s preferred stock of subsidiary was classified as noninterest expense, but upon adoption of SFAS No. 150 is now classified as interest expense on a prospective basis. The consolidated margin decreased to 3.66 percent in third quarter 2003 compared 4.34 percent for the same period in 2002. The activity levels and related funding for FTNC’s mortgage production and servicing and capital markets activities affect the margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR’s. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which effectively eliminates net interest income on these positions. As a result, FTNC’s consolidated margin cannot be readily compared to that of other bank holding companies.

Table 3 – Net Interest Margin

	Three Months Ended September 30

	2003	2002

Consolidated Yields and Rates:
Investment securities	3.76%	5.83%
Loans, net of unearned	4.96	6.06
Other earning assets	4.55	5.50

Yields on earning assets	4.69	5.89

Interest bearing core deposits	1.30	1.90
CD’s over $100,000	1.22	2.09
Fed funds purchased and repos	.92	1.55
Commercial paper and other short-term borrowings	3.86	3.98
Long-term debt	2.61	4.41

Rates paid on interest-bearing liabilities	1.40	2.06

Net interest spread	3.29	3.83
Effect of interest-free sources	.32	.41
Loan fees	.05	.10

FTNC - NIM	3.66%	4.34%

Going forward, in the near-term, a recent decline in prepayment volume and a slowdown in the repricing of the commercial and retail loan portfolios coupled with steps management has taken to manage the interest rate sensitivity position of the company should result in a more stable net interest margin. Over the long-term, FTNC’s strategies to manage the interest rate sensitivity of the balance sheet position should allow the net interest margin to remain stable when interest rates rise.

NONINTEREST EXPENSE

Total noninterest expense for third quarter 2003 increased 29 percent to $541.9 million from $421.4 million in 2002. Expenses in First Horizon and FTN Financial fluctuate based on the type and level of activity. Going forward, FTN Financial and First Horizon will continue to influence the level of noninterest expense (see also Business Line Review for additional information). Based on the strong earnings experienced in recent quarters, noninterest expense also has been impacted by investments made to enhance FTNC’s ability to produce future earnings.

Personnel expense increased 35 percent to $349.0 million compared to $258.0 million in third quarter 2002, primarily due to higher activity levels in First Horizon. Occupancy expense increased 14 percent to $22.6 million compared to $19.9 million in 2002 primarily due to investment initiatives designed to curtail future costs by consolidating consumer-lending functions in First Horizon. Operations services increased 15 percent to $17.7 million from $15.4 million in 2002, primarily due to costs related to transitioning to a new information technology provider. Equipment rentals, depreciation and maintenance expenses decreased 7 percent to $17.2 million compared to $18.5 million in third quarter 2002, primarily due to losses on disposals of fixed assets in 2002, including those related to the Money Centers office closings. Communications and courier expense increased 20 percent to $15.9 million in 2003 from $13.4 million in 2002 primarily due to increased expenses related to higher activity levels in First Horizon. All other expense increased 24 percent to $117.4 million in 2003 from $94.6 million in 2002. Contributing to this increase were investments in initiatives to enhance future performance including costs associated with management’s development of an infrastructure designed to support business expansion. This included enhancements to business processes such as the design of systems and related workflow that provide added flexibility and increased management information support ($8.7 million). In tandem with these investments, management has implemented programs to curtail costs including restructuring debt ($5.8 million). Additionally, expenditures were made in increased advertising to enhance market perception and customer acquisition, especially in the Middle Tennessee marketplace. Also contributing to the increase in all other expense was the growth in expense associated with higher activity levels in First Horizon. Partially offsetting these increases were declines in foreclosure losses. In 2002, all other expense includes a $13.0 million contribution to First Tennessee Foundation, a non-profit entity dedicated to supporting charitable causes in the diverse communities where FTNC does business.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio. An analytical model, based on a three-year moving average of historical loss experience adjusted for current events, trends and economic conditions, is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses decreased 19 percent in 2003 to $16.3 million from $20.2 million in 2002, which included a $7.4 million reduction in provision resulting from a change in risk profile due to the sale of Money Center loans. This decrease is primarily due to improvement in specific allocations related to large commercial credits, a change in the mix of the retail loan portfolio to loans with lower risk factors, and the effect of providing whole-loan insurance for a segment of the loan portfolio. Additional asset quality information is provided in Table 4 – Asset Quality Information and Table 5 – Charge-off Ratios.

Net charge-offs decreased to $14.0 million in 2003 compared to $23.8 million last year. Net charge-offs were impacted in third quarter 2003 by improvement in both the consumer and commercial loan portfolios and third quarter 2002 net charge-offs included $3.5 million related to the sale of the Money Center loans.

Nonperforming loans were $59.8 million on September 30, 2003, compared to $72.0 million on September 30, 2002. The ratio of nonperforming loans in the loan portfolio to total loans was .36 percent on September 30, 2003, compared to .66 percent on September 30, 2002. Nonperforming assets totaled $84.2 million on September 30, 2003, compared to $91.9 million on September 30, 2002. On September 30, 2003, FTNC had no concentrations of 10 percent or more of total loans in any single industry.

Going forward, the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economy. Currently, economic forecasting trends are beginning to show positive signs of improvement. In addition, asset quality indicators could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/reward profiles. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

Table 4 – Asset Quality Information

	September 30

(Dollars in thousands)	2003	2002

Lending Activities*:
Nonperforming loans	$47,102	$53,691
Foreclosed real estate	13,029	7,799
Other assets	365	112

Total Lending Activities	60,496	61,602

Mortgage Production Activities*:
Nonperforming loans - held for sale	11,658	—
Nonperforming loans - loan portfolio	1,037	18,289
Foreclosed real estate	10,960	11,983

Total Mortgage Production Activities	23,655	30,272

Total nonperforming assets	$84,151	$91,874

Loans and leases 30 to 89 days past due	$74,252	$101,526
Loans and leases 90 days past due	28,459	33,838
Potential problem assets**	122,381	132,866

Total loans, net of unearned income	$13,349,056	$10,922,628
Insured loans	(717,708)	(449,106)

Loans excluding insured loans	$12,631,348	$10,473,522

Off-balance sheet commitments***	$4,637,593	$2,538,424

	Third Quarter

	2003	2002

Allowance for loan losses:
Beginning balance on June 30	$159,080	$147,417
Provision for loan losses	16,355	20,180
Charge-offs	(17,913)	(27,436)
Loan recoveries	3,879	3,588

Ending balance on September 30	$161,401	$143,749

Reserve for off-balance sheet commitments	6,997	4,653

Total reserve for allowance for loan losses and off-balance sheet commitments	$168,398	$148,402

	September 30

	2003	2002

Allowance to total loans	1.21%	1.32%
Allowance to loans excluding insured loans	1.28	1.37
Allowance to nonperforming loans in the loan portfolio	335	200
Nonperforming assets to total loans, foreclosed real estate
and other assets (Lending Activities only)	.47	.59
Nonperforming assets to unpaid principal balance of
servicing portfolio (Mortgage Production Activities only)	.03	.06

*	Lending activities include all activities associated with the loan portfolio. Mortgage production includes activities associated with the mortgage warehouse. During fourth quarter 2002, certain nonperforming residential loans were transferred to held for sale.
**	Includes loans and leases 90 days past due.
***	This increase was primarily related to growth in home equity lines of credit.
Certain previously reported amounts have been adjusted to agree with current presentation. 31

Table 5 – Net Charge-off Ratios *

	Three Months Ended September 30

	2003	2002

Commercial	.34%	.57%
Retail real estate **	.32	.53
Other retail ***	1.41	4.25
Credit card receivables	4.21	3.89
Total net charge-offs	.43	.89

*	Table 6 provides information on the relative size of each loan portfolio.
**	Excludes $3.2 million in 2002 related to loans classified as nonperforming from the warehouse and the repurchase of loans originated and previously sold by, First Horizon Home Loans. Similar net charge-offs in third quarter 2003 were negligible.
***	Excluding the impact of the Money Center’s loan portfolio, which was divested in third quarter 2002, the other retail net charge-off ratio would have been 2.19 percent for third quarter 2002.

INCOME TAXES

The effective tax rate increased to 34.4 percent for third quarter 2003 compared to 31.3 percent for the same period in 2002. Third quarter 2002's expense reflected a $3.7 million benefit resulting from a change in the tax status of a subsidiary of First Tennessee Bank National Association which had a one-time effect on 2002 in the third and fourth quarters.

BALANCE SHEET REVIEW

Effective July 1, 2003, FTNC adopted the effective provisions of SFAS No. 150 and classified its mandatorily redeemable preferred stock of subsidiary ($45.1 million on July 1, 2003) as term borrowings.

Earning assets

Earning assets primarily consist of loans, loans held for sale and investment securities. For third quarter 2003, earning assets averaged $23.2 billion compared with $17.3 billion for third quarter 2002. The 34 percent increase in earning assets was primarily due to growth in the mortgage warehouse of 89 percent and a 21 percent increase in loans. Average total assets increased 33 percent to $27.4 billion from $20.6 billion in third quarter 2002.

Loans

Average total loans increased 21 percent for third quarter 2003 to $13.0 billion primarily due to an increase of 32 percent in retail loans principally from growth in equity lending. Commercial loans increased 11 percent to $6.1 billion. Additional loan information is provided in Table 6.

Table 6 – Average Loans

	Three Months Ended September 30

(Dollars in millions)	2003	Percent of Total	Growth Rate	2002	Percent of Total

Commercial:
Commercial, financial and industrial	$4,442.5	34%	12.7%	$3,941.9	36%
Real estate commercial	1,025.9	8	(2.9)	1,056.6	10
Real estate construction	652.1	5	29.2	504.8	5
Retail:
Real estate residential	5,951.2	46	37.9	4,316.8	40
Real estate construction	446.5	3	60.5	278.2	3
Other retail	259.1	2	(34.7)	396.8	4
Credit card receivables	261.5	2	(.1)	261.8	2

Total loans, net of unearned	$13,038.8	100%	21.2%	$10,756.9	100%

Loans Held for Sale / Investment Securities

Loans held for sale, consisting primarily of mortgage loans, increased 90 percent to $5.7 billion in 2003 from $3.0 billion in 2002 due to the high level of originations in 2003. Average investment securities increased 9 percent to $2.6 billion from $2.4 billion in 2002.

Deposits / Other Sources of Funds

Since third quarter 2002, average core deposits increased 18 percent to $11.3 billion from $9.6 billion while interest-bearing core deposits remained relatively flat at $5.8 billion. Noninterest-bearing deposits increased 43 percent in third quarter 2003 to $5.5 billion from $3.8 billion due to growth in mortgage escrow accounts and a cash management product. Short-term purchased funds increased 40 percent to $10.5 billion from $7.5 billion for the previous year. Short-term purchased funds accounted for 45 percent of FTNC’s funding (core deposits plus purchased funds and term borrowings) for third quarter 2003 compared to 42 percent for third quarter 2002. Term borrowings increased to $1.6 billion for third quarter 2003 compared to $.7 billion for third quarter 2002. This increase reflects the issuance in second quarter 2003 of $250 million of unsecured, subordinated notes by FTBNA and $100 million of unsecured, subordinated notes by FTNC; The third quarter 2003 repurchase of $52.1 million of subordinated notes issued by FTNC; and the previously mentioned impact of adopting SFAS No. 150 (see Note 8 – Term Borrowings for additional information).

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers. The Asset/Liability Committee, a committee consisting of senior management that meets regularly, is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are FTNC’s primary source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For third quarter 2003, the average total loan to core deposit ratio was 115 percent compared with 112 percent in third quarter 2002.

First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, FTN Financial Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. In most cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans. After sale, these loans are not reflected on the Consolidated Statements of Condition. Each of these GSE’s has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. During third quarter 2003, approximately

$14.6 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these GSE’s. FTNC’s use of these GSE’s as an efficient outlet for mortgage loan production is an essential source of liquidity for FTNC and other participants in the housing industry.

Certain of First Horizon Home Loans’ originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $323 thousand (jumbo loans). First Horizon Home Loans pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Statements of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon Home Loans and other participants in the housing industry to monetize these assets. In most cases First Horizon Home Loans retains the right to service and receive servicing fees on these loans and, on occasion, has retained senior principal-only certificates or interest-only strips that are classified on the Consolidated Statements of Condition as trading securities. On September 30, 2003, the outstanding principal amount of loans in these off-balance sheet business trusts was $5.9 billion. Given the significance of First Horizon Home Loans’ origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FTNC.

FTBNA has a bank note program available for additional liquidity, under which the bank may borrow funds from time to time, at maturities of 30 days to 30 years. On September 30, 2003, approximately $1.2 billion was available under the bank note program as a long-term (greater than one year) funding source. From September 30, 2002, to September 30, 2003, bank note borrowings increased $630.0 million in order to better match the increased liquidity needs related to strong loan growth.

In addition to these transactions, liquidity has been obtained in prior years through issuance of guaranteed preferred beneficial interests in FTNC’s junior subordinated debentures through a Delaware business trust wholly owned by FTNC ($100.0 million on September 30, 2003) and through preferred stock issued by an indirect wholly owned subsidiary of FTNC ($45.1 million on September 30, 2003). FTNC also evaluates alternative sources of funding, including loan sales, securitizations, syndications, and debt offerings in its management of liquidity.

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debtholders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC), FTNC may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million. In addition, FTNC also has an effective capital securities shelf registration statement on file with the SEC under which up to $200 million of capital securities is available for issuance.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders’ equity was $1.9 billion on September 30, 2003, an increase of 14 percent from $1.6 billion on September 30, 2002. The increase in capital was primarily due to the retention of net income after dividends. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $169.4 million, or 4.0 million shares since September 30, 2002. Pursuant to board authority, FTNC plans to continue to repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. On October 16, 2001, the board of directors extended from June 30, 2002, until December 31, 2004, the non-stock option plan-related repurchases of up to 9.5 million shares, previously approved in October 2000. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management. Through September 30, 2003, 2.5 million shares have been repurchased pursuant to this authority.

Average shareholders’ equity increased 14 percent since third quarter 2002 to $1.8 billion from $1.6 billion, reflecting internal capital generation. The average shareholders’ equity to average assets ratio was 6.62 percent for third quarter 2003 compared to 7.74 percent for third quarter 2002. Unrealized market valuations had no material effect on the ratios during third quarter 2003.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of September 30, 2003, FTNC and all of its banking affiliates had sufficient capital to qualify as well-capitalized institutions as shown in Note 9 – Regulatory Capital.

FINANCIAL SUMMARY (Comparison of first nine months of 2003 to first nine months of 2002)

For the first nine months of 2003, earnings totaled $355.7 million an increase of 30 percent from 273.1 million in 2002. Diluted earnings per share increased 30 percent to $2.72 from $2.09 in 2002. Return on average shareholders’ equity was 26.7 percent and return on average assets was 1.88 percent for the first nine months of 2003 compared to 23.7 percent and 1.83 percent, respectively, for the first nine months of 2002.

For the first nine months of 2003, total revenues were $2,198.4 million, an increase of 37 percent from $1,603.7 million in 2002. Noninterest expense increased 41 percent to $1,593.7 million for the nine-month period in 2003 compared to $1,128.7 million in 2002. A more detailed discussion by segment and by major line items follows. Unless otherwise noted, the reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

BUSINESS LINE REVIEW

First Horizon

For the first nine months of 2003, pre-tax income increased 139 percent to $344.9 million from $144.1 million in 2002. Total revenues for the nine-month period were $1,105.1 million, an increase of 85 percent from $596.5 million in 2002. During this period, fees from the mortgage origination process increased $428.8 million reflecting growth in origination fees, in revenue recognized on loans sold, in the value recognized on loans in process, and higher net secondary marketing trading gains, which were influenced by the favorable interest rate environment experienced during the year. Net MSR’s hedging gains (including the effect of time decay and excluding SFAS 133 hedge ineffectiveness which is included in the Corporate segment – see also Further Interpretations of SFAS No. 133) increased $39.4 million compared to the first nine months of 2002. Amortization of capitalized MSR’s was $97.2 million compared to $87.8 million in 2002 and MSR’s impairment loss in 2003 increased to $162.6 million from $98.8 million in 2002. See Table 1 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Total noninterest expense for the nine-month period increased 72 percent to $733.5 million from $427.5 million in 2002. Total noninterest expense increased primarily due to an 85 percent increase in personnel expense primarily due to increased origination volume. In addition, a $16.3 million loss was incurred related to the termination of a lease arrangement with a single purpose entity for First Horizon’s main office headquarters.

First Tennessee Banking Group

For the first nine months of 2003, pre-tax income decreased 41 percent to $108.6 million from $182.9 million. Total revenues for the nine-month period were $539.3 million, a decrease of 5 percent from $568.8 million in 2002. The decline was primarily due to reduced net interest income, which resulted from the compression in the net interest margin as balance sheet leveraging capacity which is normally used within First Tennessee Banking Group has been employed by the First Horizon Segment. On a year-to-date basis noninterest income was negatively impacted by trust and investment management fees, which declined as difficult equity market conditions experienced earlier in the year impacted results. Total noninterest expense for the nine-month period increased 13 percent to $387.5 million from $341.5 million in 2002. On a year-to-date basis expense growth was impacted by expenses associated with initiatives promoting expense efficiencies and enhancing revenue growth.

FTN Financial

For the first nine months of 2003, pre-tax income increased 21 percent to $141.0 million from $116.3 million in 2002. Total revenues for the nine-month period were $458.1 million, an increase of 30 percent from $352.6 million in 2002. On a year-to-date basis, revenue growth in fixed income products has been positively influenced by the increased liquidity that capital markets’ depository customers experienced during the first half of the year. Total noninterest expense for the nine-month period increased 34 percent to $315.7 million from $236.2 million in 2002 primarily due to an increase of 32 percent in personnel expense resulting from commissions and incentives associated with the higher fee income this year.

Transaction Processing

For the first nine months of 2003, pre-tax income decreased 24 percent to $13.1 million from $17.3 million in 2002. Total revenues were $92.6 million, an increase of 3 percent from $90.0 million in 2002. Noninterest expense increased 9 percent to $79.5 million from $72.7 million.

Corporate

For the first nine months of 2003, Corporate had a pre-tax loss of $73.2 million compared to a pre-tax loss of $53.9 million in 2002. 2003’s pre-tax loss included costs of $8.7 million associated with management’s initiatives to develop an infrastructure to support business expansion. This included enhancements to business processes such as the design of systems and workflow that provide added flexibility and increased management information support. In tandem with these investments, management has implemented programs to curtail costs including restructuring debt, which resulted in a loss of $5.8 million in third quarter. Additionally, expenditures of $2.8 million were made in a non-management performance award to build employee value. Also included is a $9.8 million contribution made to First Tennessee Foundation in second quarter and $12.4 million of expense related to modifications in and funding of an old deferred compensation plan, primarily for retirees in first quarter. In 2002, the pretax loss included a $13.0 million contribution to First Tennessee Foundation; $6.6 million of expenses related to a specific litigation matter; and a net loss of $5.8 million related to select components of SFAS 133 hedge ineffectiveness.

INCOME STATEMENT REVIEW

Noninterest income for the first nine months of 2003 was $1,592.2 million and contributed 72 percent to total revenue as compared to $1,053.5 million, or 66 percent of total revenue in 2002. Mortgage banking fee income increased 103 percent to $830.4 million from $410.0 million. During this period, fees from the mortgage origination process increased $428.8 million reflecting growth in origination fees, in revenue recognized on loans sold, in the value recognized on loans in process, and higher net secondary marketing trading gains, which were influenced by the favorable interest rate environment experienced during the year. Net MSR’s hedging gains (including the effect of time decay) increased $44.6 million compared to the first nine months of 2002. Amortization of capitalized MSR’s increased 11 percent to $97.2 million from $87.8 million in 2002 and MSR’s impairment loss in 2003 was $162.6 million compared to $98.8 million in 2002. See Table 1 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets increased 31 percent to $421.2 million from $321.9 million for 2002. See Table 2 – Capital Markets for a breakout of noninterest income. For the first nine months of 2003, fee income in deposit transactions and cash management grew 3 percent to $108.7 million from $105.6 million. Insurance premiums and commissions increased 20 percent to $44.1 million from $36.7 million in 2002. Trust services and investment management fees decreased 10 percent to $34.2 million from $38.2 million as difficult equity market conditions experienced earlier in the year impacted results. Merchant processing fees increased 16 percent to $41.7 million from $35.8 million. Net security gains were $2.4 million compared to net security losses of $2.4 million in 2002. All other income and commissions increased 4 percent to $109.5 million from $105.4 million.

Net interest income increased 10 percent to $606.2 million from $550.2 million for the first nine months of 2002 while earning assets increased 28 percent to $21.5 billion from $16.7 billion in 2002. Year-to-date consolidated margin decreased to 3.77 percent in 2003 from 4.40 percent in 2002.

Total noninterest expense for the first nine months of 2003 increased 41 percent to $1,593.7 million from $1,128.7 million in 2002. Personnel expense increased $332.1 million or 48 percent in 2003 primarily due to higher activity levels in First Horizon and FTN Financial. This increase also includes $11.7 million of expense related to modifications in and funding of an old deferred compensation plan, primarily for retirees, and the $2.8 million non-management award. Occupancy expense increased 12 percent in 2003 to $62.0 million from $55.5 million in 2002 due to higher costs in First Horizon associated with the opening of new offices related to increased origination volumes, higher realty taxes and investment initiatives designed to curtail future costs by consolidating consumer-lending functions in First Horizon. Equipment rentals, depreciation and maintenance expense remained flat in 2003 at $51.0 million. Communications and courier expense increased 20 percent to $46.6 million in 2003 from $38.9 million in 2002 primarily due to the increased activity levels of First Horizon and FTN Financial. Operations services increased 18 percent to $52.8 million from $44.8 million in 2002 primarily due to business expansion and costs related to transitioning to a new information technology provider. Amortization of intangible assets increased 20 percent to $5.6 million from $4.6 million in 2002 due to acquisitions. All other expense increased 47 percent to $345.4 million in 2003 from $235.7 million. On a year-to-date basis, expenses associated with initiatives focused on benefiting future earnings, including professional fees, debt restructuring and marketing programs impacted this growth rate. Also contributing to the increase in all other expense was a loss of $16.3 million related to the termination of a lease arrangement with a single purpose entity for First Horizon’s main office headquarters, the growth in expense associated with higher activity levels in First Horizon, and the $9.8 million contribution to First Tennessee Foundation. Partially offsetting these increases was a decline in foreclosure losses. In 2002, all other expense includes a $13.0 million contribution to First Tennessee Foundation. The provision for loan losses increased 3 percent to $71.3 million from $69.4 million in the first nine months of 2002. The effective tax rate increased to 33.3 percent compared to 32.7 percent. See also Business Line Review for additional information.

BALANCE SHEET REVIEW

For the first nine months of 2003, total assets averaged $25.3 billion compared with $20.0 billion in 2002. Average loans grew 17 percent to $12.3 billion from $10.5 billion for the first nine months of 2002. Average commercial loans increased 8 percent to $5.9 billion compared to $5.5 billion in 2002. Retail loans increased 28 percent to $6.4 billion in 2003 compared to $5.0 billion in 2002. Average investment securities increased 4 percent to $2.5 billion from $2.4 billion for 2002. Loans held for sale, consisting primarily of mortgage loans, increased 99 percent for the nine-month period to $5.0 billion from $2.5 billion in 2002.

For the first nine months of 2003, average core deposits increased 15 percent to $10.8 billion from $9.4 billion. While interest-bearing core deposits remained flat at $5.8 billion, noninterest-bearing deposits increased 39 percent to $5.0 billion from $3.6 billion in 2002. Short-term purchased funds increased 33 percent for the nine-month period to $9.6 billion from $7.2 billion.

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

First Horizon Home Loans engages in a process referred to as “price discovery” on a monthly basis to assess the reasonableness of the estimated fair value of MSR’s. Price discovery is conducted through a process of obtaining the following information: (a) monthly informal valuation of the servicing portfolio by a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data available through third party participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR’s, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR’s is reasonable when compared to market information. On September 30, 2003 and 2002, based upon the information obtained through price discovery, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

The overall assessment of the estimated fair value of MSR’s is submitted monthly for review by the First Horizon Risk Management Committee (FHRMC). The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon Home Loans’ MSR’s. Each quarter, FTNC’s MSR’s Committee reviews the original valuation, impairment, and the initial capitalization rates for newly originated MSR’s. In addition, the Executive Committee of FTNC’s board of directors reviews the initial capitalization rates and approves the calculation of amortization expense.

MSR’s are included on the Consolidated Statements of Condition, net of accumulated amortization. The changes in fair value of MSR’s are included as a component of Mortgage Banking – Noninterest Income on the Consolidated Statements of Income.

Hedging the Fair Value of MSR’s

In order to provide protection from a decline in the fair value of MSR’s, First Horizon Home Loans employs a hedging strategy. This strategy uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts which will substantially offset the change in fair value of certain MSR’s. On September 30, 2003 and 2002, hedged MSR’s approximated 94 percent and 84 percent of the total MSR’s portfolio, as measured on a dollar at risk basis.

In order to substantially hedge the change in fair value of the hedged MSR’s, First Horizon Home Loans generally maintains a coverage ratio (the ratio of the notional amount of derivatives to the carrying amount of the hedged MSR’s) approximating 100 percent of the hedged MSR’s portfolio. As noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. Pursuant to SFAS No. 133, in any hedge period the difference between the change in fair value of the hedged MSR’s, attributed to the change in the benchmark interest rate, and the change in fair value of the derivatives used to hedge the change in fair value of the MSR’s is recognized as gains or losses in current earnings. First Horizon Home Loans generally attempts to hedge 100 percent of the exposure to a change in the fair value of the hedged MSR’s attributed to a change in the benchmark interest rate, which requires a regular assessment of the amount of derivative financial instruments required to maintain a 100 percent hedge ratio. On September 30, 2003 and 2002, the hedge coverage ratio was approximately 100 percent of the hedged MSR’s portfolio.

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

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates, which result in the capitalization of new MSR’s associated with new production – this provides for a “natural hedge” in the mortgage banking business cycle. The “replenishment rate” during 2003 – meaning the ratio of new loans originated for every existing customer mortgage loan that prepays – was greater than one to one, which includes the retention of existing First Horizon Home Loans customers who prepay their mortgage loans. First Horizon Home Loans capitalized $212.4 million of MSR’s during third quarter 2003, thereby providing a significant offset to the impairment charges recognized related to MSR’s. This new production volume contributed significantly to the overall positive results experienced during 2003, despite significant prepayments and MSR’s impairment charges. New production and origination does not prevent First Horizon Home Loans from recognizing impairment expense on existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR’s as a component of realized gains related to the sale of such loans in the secondary market, thus the “natural hedge” which tends to offset a portion of the MSR’s impairment charges during a period of low interest rates. In a period of increased borrower prepayments, impairment can be significantly offset by a strong replenishment rate and strong net margins on new loan originations. To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

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

Actual vs. Estimated MSR’s Critical Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSR’s requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR’s portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSR’s – particularly the estimate of prepayment speeds – can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings. Table 7 provides a summary of actual and estimated weighted average prepayment speeds and float income used in determining the estimated fair value of MSR’s for the quarters ended September 30, 2003 and 2002. Although the estimates of discount rates and cost to service assumptions used in determining the estimated fair value of MSR’s can vary from actual experience, such differences have not been material for the quarters ended September 30, 2003 and 2002.

Table 7 – MSR’s Critical Assumptions

	Three Months Ended September 30

(Dollars in millions)	2003	2002

Prepayment speeds
Actual	66.3%	37.7%
Estimated*	74.2	35.8
Float income
Actual	9.9	7.8
Estimated	8.2	8.6

*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.

39

During the quarter ended September 30, 2003 and 2002, impairment charges associated with MSR’s of $47.8 million and $42.5 million, respectively, were recognized, which were principally associated with differences between actual and estimated prepayment speeds and other factors, including basis risk associated with benchmark interest rates and actual float income earnings. The decrease in value of MSR’s was partially offset by an increase in fair value of the derivative financial instruments used to hedge the change in fair value of the hedged MSR’s (see Table 1 – Mortgage Banking).

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

Pipeline and Warehouse

During the period of loan origination, and prior to the sale of mortgage loans in the secondary market, First Horizon Home Loans has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans. Pipeline loans are either “floating” or “locked”. A floating pipeline loan is one on which an interest rate has not been locked by the borrower. A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment (IRLC) resulting in interest rate risk to First Horizon Home Loans. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the “inventory” of mortgage loans that are awaiting sale and delivery (currently an average of approximately 30 days) into the secondary market. First Horizon Home Loans is exposed to credit risk during the short period a mortgage loan is in the warehouse.

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

Like other participants in the mortgage banking business, First Horizon Home Loans relies primarily on an internal valuation model and one of several industry valuation techniques to estimate the fair value of IRLC’s and the mortgage warehouse. This model calculates the estimated fair value using tranches of mortgage loans that are determined to share similar key characteristics, including product type and interest rate bands. For purposes of determining the market interest rates for forward commitments to sell mortgage loans in the secondary market, First Horizon Home Loans obtains market interest rates from independent third parties, which represent actual trade activity in the secondary market. For purposes of determining the fair value of IRLC’s, management utilizes the median broker price information obtained in the secondary market, resulting in assets with estimated fair values of $50.8 million and $61.1 million on September 30, 2003 and 2002, respectively.

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

Foreclosure Reserves

As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE’s and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On September 30, 2003 and 2002, approximately $3.8 billion and $4.7 billion of mortgage loans were outstanding which were sold under limited recourse arrangements. On September 30, 2003 and 2002, approximately $156.9 million and $200.3 million of mortgage loans were outstanding which were sold under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the portfolio. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends. On September 30, 2003 and 2002, the foreclosure reserve was $29.5 million and $37.8 million, respectively.

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

In first quarter 2002, management allocated as a component of its allowance for loan losses a general reserve to reflect management’s estimate of additional probable losses that have been incurred but not specifically identified in the commercial portfolio. This reserve helped to minimize the risks related to the margin of imprecision inherent in the estimation of the allowance for loan losses and provided for other factors not considered in computation of reserve rates applied to loan pools. As of December 31, 2002, management decided to specifically quantify risks previously identified and provided for by the general reserve and adjust reserve rates accordingly to reserve for these items in the appropriate pools, and no longer separately presents a general reserve as a component of the allowance for loan losses. As a result of this decision, management has presented the prior period reserves to reflect this methodology change. Except as noted in this paragraph, there have been no significant changes to the methodology for the quarters ended September 30, 2003 and 2002.

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

Fair value is determined on the last business day of a reporting period. This point in time measurement of derivative fair values and the related hedged item fair values may be well suited to the measurement of hedge effectiveness, as well as reported earnings, when hedge time horizons are short. The same measurement however may not consistently reflect the effectiveness of longer-term hedges and, in FTNC’s view, can distort short-term measures of reported earnings. FTNC uses a combination of derivative financial instruments to hedge certain components of the interest rate risk associated with its portfolio of capitalized MSR’s, which currently have an average life of approximately nine years. Over this long-term time horizon this combination of derivatives can be effective in significantly mitigating the effects of interest rate changes on the value of the servicing portfolio. However, these derivative financial instruments can and do demonstrate significant price volatility depending upon prevailing conditions in the financial markets. If a reporting period ends during a period of volatile financial market conditions, the effect of such point in time conditions on reported earnings does not reflect the underlying economics of the transactions or the true value of the hedges to FTNC over their estimated lives. The fact that the fair value of a particular derivative is unusually low or high on the last day of the reporting period is meaningful in evaluating performance during the period only if FTNC sells the derivative within the period of time before fair value changes and does not replace the hedge coverage with another derivative. FTNC believes the effect of such volatility on short-term measures of earnings is not indicative of the expected long-term performance of this hedging practice.

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

FURTHER INTERPRETATIONS OF SFAS NO. 133

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the determination of the fair value of mortgage banking IRLC’s accounted for as derivatives and if IRLC’s can be reported as assets. Another such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between FTNC’s interpretation and that of the FASB, the effects of which cannot presently be anticipated but failure to obtain hedge accounting treatment could be significant to results of operations.

ACCOUNTING CHANGES

On July 1, 2003, FTNC adopted certain provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires certain financial instruments with both liability and equity characteristics to be classified as liabilities on the Statement of Condition. Upon adoption of this statement, FTNC classified its mandatorily redeemable preferred stock of subsidiary ($45.1 million on July 1, 2003) in “Term borrowings” (See Note 8 – Term Borrowings). Historically, the related distributions on these instruments ($4.6 million annually) were classified as noninterest expense on the Consolidated Statements of Income, but as of July 1, 2003, are classified as interest expense on a prospective basis. Restatement of prior periods was not permitted. FASB Staff Position (FSP) No. FAS 150-3, issued November 7, 2003, deferred indefinitely the effective date for applying the provisions of SFAS No. 150 to certain mandatorily redeemable noncontrolling interests. As a result of this deferral, FTNC did not classify its guaranteed preferred beneficial interests in FTNC's junior subordinated debentures ($100 million on September 30, 2003) as liabilities. In addition, the related distributions on this instrument ($8.0 million annually) remain classified as noninterest expense.

In October 2003, the FASB approved the AICPA’s issuance of SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”, which modifies the accounting for certain loans that are acquired with evidence of a deterioration in credit quality since origination. SOP 03-3 does not apply to loans recorded at fair value or to mortgage loans classified as held for sale. SOP 03-3 limits the yield that may be accreted on applicable loans to the excess of the cash flows expected, at acquisition, to be collected over the investor’s initial investment in the loan. SOP 03-3 also prohibits the “carrying over” of valuation allowances on applicable loans. SOP 03-3 is effective for fiscal years beginning after December 15, 2004. The impact at implementation of adopting SOP 03-3 should be immaterial to the results of future operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires consolidation by a business enterprise of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after December 15, 2003 (as of December 31, 2003 for FTNC), to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. While certain implementation issues related to this standard continue to undergo interpretation, the impact at implementation of adopting this standard will be immaterial to the results of future operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this Item is contained in (a) Management’s Discussion and Analysis of Results of Operations and Financial Condition in Item 2 of this report at pages 22 through 44, (b) the Section entitled “Risk Management-Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Financial Appendix to First Tennessee’s 2003 Proxy Statement at pages F-38 through F-42 and (c) the “Interest Rate Risk Management” subsection of Note 1 to FTNC’s consolidated financial statements at pages F-65 through F-66 of the Financial Appendix to FTNC’s 2003 Proxy Statement, and which information is incorporated herein by reference.

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

Part II.

OTHER INFORMATION

Items 1, 2, 3, 4 and 5

As of the end of the third quarter 2003, the answers to Items 1, 2, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 6    Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

3(ii)	Bylaws of the Corporation, as amended and restated

4	Instruments defining the rights of security holders, including indentures*

**10(g)	Survivor Benefits Plan, as amended and restated

**10(i)	Amended and restated Pension Restoration Plan, as amended and restated

**10(w)	First Tennessee Non-Qualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form S-8 (No. 333-108738), filed 9/12/03.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99(a)	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section and the “Interest Rate Risk Management” subsection of Note 1 to FTNC’s consolidated financial statements, contained, respectively, at pages F-38 through F-42 and pages F-65 through F-66, in the Financial Appendix to FTNC’s 2003 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 15, 2003, filed March 18, 2003, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.

46

(b) Reports on Form 8-K. The following reports on Form 8-K, with the Date of Report as indicated, were filed during third quarter 2003:

1.	7-17-03 — Item 9: earnings release for second quarter 2003 was furnished.

2.	7-30-03 — Item 5: announcement of tender offer to purchase the Corporation’s 6.75% November 2005 subordinated notes.

47

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TENNESSEE NATIONAL CORPORATION (Registrant)

DATE: 11/14/03	By: /s/ James F. Keen ——————————— James F. Keen Executive Vice President, Chief Financial Officer and Corporate Controller (Duly Authorized Officer and Principal Financial Officer)

48

EXHIBIT INDEX

Exhibit No.	Description

3(ii)	Bylaws of the Corporation, as amended and restated

4	Instruments defining the rights of security holders, including indentures*

**10(g)	Survivor Benefits Plan, as amended and restated

**10(i)	Amended and restated Pension Restoration Plan, as amended and restated

**10(w)	First Tennessee Non-Qualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form S-8 (No. 333-108738), filed 9/12/03.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99(a)	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section and the “Interest Rate Risk Management” subsection of Note 1 to FTNC’s consolidated financial statements, contained, respectively, at pages F-38 through F-42 and pages F-65 through F-66, in the Financial Appendix to FTNC’s 2003 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 15, 2003, filed March 18, 2003, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.

49