Form 10-K
period 2003-12-31
FIRST TENNESSEE NATIONAL CORP
filed 2004-03-10
CIK 36966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

 (Mark One)

     [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  [X]  YES   [ ]  NO

At June 30, 2003, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $5.4 billion.

At February 27, 2004, the registrant had 124,077,101 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

    1. Portions of Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/20/04 --
        Parts I, II, III and IV.

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Tennessee National Corporation (the "Corporation") is a Tennessee corporation incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2003, the Corporation had total assets of $24.5 billion and ranked 2nd in terms of total assets among Tennessee-headquartered bank holding companies and ranked 33rd nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking-related subsidiaries, the Corporation provides diversified financial services though five business segments, First Tennessee Banking Group, First Horizon, FTN Financial, Transaction Processing and Corporate, which are described in more detail in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements contained in an Appendix to the Corporation's Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders scheduled for April 20, 2004 (herein referred to, including such Appendix, as the "2004 Proxy Statement"), which note is incorporated herein by reference. During 2003 approximately 67% of revenues were provided by fee income and approximately 33% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2003 through its various business segments, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.4 billion and contributed substantially all of consolidated net income from continuing operations. At December 31, 2003, the Bank had $24.3 billion in total assets, $15.8 billion in total deposits, and $13.9 billion in net loans. Among Tennessee headquartered banks at September 30, 2003, the Bank ranked 2nd in terms of total assets and ranked 1st in Tennessee deposit market share. Nationally, it ranked 32nd among banks in terms of total assets as of September 30, 2003. On December 31, 2003, the Bank had 478 banking locations (179 financial centers and 299 off-premises ATMs) in 21 Tennessee counties, including all of the major metropolitan areas of the state, 12 banking locations (6 financial centers and 6 off-premises ATMs) in Mississippi, one off premises ATM in Arkansas, and one financial center in Virginia. At December 31, 2003, First Horizon Home Loan Corporation, a subsidiary of the Bank, and its affiliates provided mortgage banking services through 301 office, including satellite branches, in 39 states and ranked in the top 15 nationally in retail mortgage loan originations and mortgage loan servicing, as reported by Inside Mortgage Finance. FTN Financial Group, at December 31, 2003, had 14 offices in 11 states, and FTN Financial Capital Markets, a division of the Bank, ranked as one of the leading underwriters of U.S. agency debt.

         The Corporation provides the following services through its subsidiaries:

         o general banking services for consumers, businesses, financial institutions, and governments

         o   mortgage banking services

         o through FTN Financial-sales and underwriting of bank-eligible securities and securities eligible for underwriting by financial subsidiaries, mortgage loans and advisory services, and equity research.

         o transaction processing - credit card merchant processing, nationwide check clearing services, and remittance processing

         o   trust, fiduciary, and agency services

         o   credit card products

         o   discount brokerage and brokerage

         o   venture capital

         o   equipment finance

         o investment and financial advisory services, including investment advisor to First Funds, a family of mutual funds

         o   mutual fund sales as agent

         o   retail and commercial insurance sales as agent

         o   private mortgage reinsurance

         o   consumer lending

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

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer. The Bank is supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc. and First Tennessee Advisory Services, a separately identifiable department of the Bank, are registered with the SEC as investment advisers. First Tennessee Brokerage, Inc. is registered as an investment adviser in all states where it conducts advisory business for which registration is required. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., FTN Financial Securities Corporation and FTN Midwest Research Securities Corporation are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Horizon Home Loan Corporation is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller. First Tennessee Insurance Services ("FTIS"), a department of the Bank, and First Horizon Insurance Services, Inc. ("FHIS") are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a monoline insurance company. FT Insurance Corporation is licensed as an insurance agency in Alabama. Synaxis, Inc.'s subsidiaries, which include Polk & Sullivan Group, Inc., Mann, Smith & Cummings, Inc., Synaxis Risk Services, Inc., Merritt & McKenzie, Inc., Frost Specialty Risk, Inc., and Van Meter Insurance, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corporation, FTN Midwest Research Securities Corporation, FHIS and all of the subsidiaries listed in the preceding sentence are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.

         Expenditures for research and development activities were not material in any of the last three fiscal years.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 2003, the Corporation and its subsidiaries had 11,494 full-time-equivalent employees, not including contract labor for certain services.

         For additional information on the business of the Corporation, refer to the Management's Discussion and Analysis and Glossary sections contained in the 2004 Proxy Statement, which sections are incorporated herein by reference.

         The Corporation's Internet address is www.firsttennessee.com. The Corporation makes available free of charge on its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

Corporate Governance and NYSE Disclosures.

         The Corporation's Board of Directors adopted Corporate Governance Guidelines, which are available on the Corporation's website, along with the charters of the Board's Audit Committee, Nominating and Corporate Governance Committee, and Compensation (previously named Human Resources) Committee. To access the information at the website address (www.firsttennessee.com), click on "Company Information," then "Investor Relations," and then "Corporate Governance." Written copies of any of the documents are available to shareholders upon request to the Corporate Secretary.

         The Corporation's Board of Directors has also adopted a Code of Business Conduct and Ethics, which includes a number of policies and guidelines that have been in place over the years. The Code is available on the Corporation's website and written copies will be provided to shareholders upon request to the Corporate Secretary. Any waiver of this Code for an executive officer or director will be promptly disclosed to shareholders by posting such information on the Corporation's website.

         See Item 10 of Part III below for information on the Corporation's Code of Ethics for Senior Financial Officers.

         The Corporation's Chief Executive Officer will be required to certify annually to the New York Stock Exchange ("NYSE") that the Chief Executive Officer is unaware of any violation by the Corporation of NYSE corporate governance listing standards, and this certification will be disclosed annually (commencing in 2005) in the Corporation's proxy statement or Form 10-K or by another method authorized by the NYSE.

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

         Under the BHCA, prior to March 13, 2000, bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve, and a bank holding company and its subsidiaries were generally limited to engaging in banking and activities found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Since March 13, 2000, eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are "financial in nature" generally without the prior approval of the Federal Reserve. See "Gramm-Leach-Bliley Act" below.

         In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer's principal state of operations without regard to whether the transaction is prohibited under state law. See "Interstate Banking and Branching Legislation." The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2003, the Corporation estimates that it held approximately 18% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also "-- Interstate Banking and Branching Legislation" below.

         The Bank is a national banking association subject to regulation, examination and supervision by the Comptroller as its primary federal regulator. In addition, the Bank is insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

         Payment of Dividends

         The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Corporation, including cash flow to pay dividends on its stock or principal (premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.

         As a national bank, the Bank is required by federal law to obtain the prior approval of the Comptroller for the payment of dividends if the total of all dividends declared by the board of directors of the Bank in any year will exceed the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

         At December 31, 2003, under dividend restrictions imposed under applicable federal laws, the Bank, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $508.4 million. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation's total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving.

         The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants.

         Transactions with Affiliates

         There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank's purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, the Bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank (including for purposes of this paragraph all subsidiaries of the Bank) may not extend credit to the Corporation or to any other affiliate (other than another subsidiary bank and certain exempted affiliates) in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between the Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Capital Adequacy

         The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2003, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 9.22 and 13.19%, respectively.

         The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities for banks with relatively large trading activities. Institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. Based on present practices and activity levels, those trading related market risk rules have no significant impact on the Corporation's regulatory capital requirements.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 2003 was 7.19%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal

Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2003. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See "--Prompt Corrective Action."

         In June 1999, the Basel Committee on Banking Supervision launched its efforts to develop an improved capital adequacy framework by issuing its proposals to revise the 1988 Capital Accord. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank's capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee also proposes an explicit capital charge for operational risk to provide for problems like internal systems failure.

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

         In April 2003, the Basel Committee issued a revised proposal (referred to as the Third Consultative Paper) resulting from most recent public comments. In July 2003, the U.S. regulators followed by issuing an Advanced Notice of Proposed Rulemaking outlining the proposed application for U.S. banks. This notice proposes required implementation including the use of the advanced measurement methods for large internationally active banks (core banks) and allows for other banks to opt-in should they so choose. Under the proposed rules First Tennessee would not be considered a core bank that would be required to implement the new rules but could evaluate whether to opt-in. For those banks that do not opt-in, the current capital rules will continue to apply. Based on feedback from this advanced notice, it is expected that a notice of proposed rulemaking will be issued in 2004 along with a comprehensive field test of its proposals for banks (referred to as the fourth quantitative impact study, or QIS4). A final rule is expected in 2005 with implementation of some form of the new guidelines expected in 2007. The Corporation cannot predict at this time whether the new capital adequacy framework will be adopted by U.S. regulators or in what form, or the effect it would have on the financial condition or results of operations of the Bank or the Corporation. The Corporation will continue to monitor the evolution of the proposed rulemaking and its potential impacts to the Corporation and the industry.

         Holding Company Structure and Support of Subsidiary Banks

         Because the Corporation is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of the Bank) except to the extent that the Corporation may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over the creditors in the event of liquidation of a bank subsidiary.

         Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Cross-Guarantee Liability

         Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. Following the sale by the Corporation of substantially all of the assets of the First National Bank of Springdale, the Bank is currently the only depository institution owned by the Corporation. In the event that the Corporation established or acquired another depository institution, any loss suffered by the FDIC in respect of another subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Corporation's other subsidiary bank and a potential loss of the Corporation's investment in such subsidiary bank.

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

         The Corporation believes that at December 31, 2003 the Bank had sufficient capital to qualify as "well capitalized" under the regulatory capital requirements discussed above.

         Interstate Banking and Branching Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching prior to May 31, 1997. Tennessee did not opt out of interstate branching. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. Tennessee permits de novo branching on a reciprocity basis. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

         Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act repealed or modified a number of significant provisions of current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which impose restrictions on banking organizations' ability to engage in certain types of activities. The Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a "financial holding company." To qualify a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. The Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements: (1) the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities, (2) the national bank and its depository institution affiliates must each be well-capitalized and well-managed, (3) the aggregate consolidated total assets of all of the national bank's financial subsidiaries must not exceed 45% of the national bank's consolidated total assets or, if less, $50 billion, (4) the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary, and (5) if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories (or if in the second fifty largest banks, an alternative requirement is that the national bank has a current long-term issuer credit rating within the three highest investment grade rating categories). No new financial activity may be commenced under the Act unless the national bank and all of its depository institution affiliates have at least "satisfactory" CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the Act contains a number of other provisions that may affect the Bank's operations, including functional regulation of the Bank's securities and investment management operations by the SEC and the Bank's insurance operations by the States and limitations on the use and disclosure to third parties of customer information. The Act generally became effective March 11, 2000, although certain provisions took effect later, such as functional regulation (May 12, 2001, except for certain matters), and compliance with privacy regulations was required by July 1, 2001. The Corporation is a financial holding company and currently, the Bank has 9 financial subsidiaries. The Corporation cannot predict at this time the potential effect that the Act will have on its business and operations, although the Corporation expects that the general effect of the Act will be to increase competition in the financial services industry generally.

         FDIC Insurance Assessments; DIFA

         The FDIC insurance premium charged on bank deposits insured by the Bank Insurance Fund ("BIF") and on deposits insured by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, ranges from 0 to 27 cents per $100 of deposits, depending on the institution's risk classification, based on capital and supervisory risk factors. The Deposit Insurance Funds Act of 1996 ("DIFA") provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to any assessments imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks are assessed to pay the interest due on FICO bonds. The cost to the Corporation on an annual basis is immaterial.

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

         Certain of the Corporation's subsidiaries and a division of the Bank are registered investment advisers who are regulated under the Investment Advisers Act of 1940. These subsidiaries, among other activities, provide investment advice to investment companies regulated under the Investment Company Act of 1940. Advisory contracts with these investment companies automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained. Subsidiaries of the Corporation are subject to certain restrictions in their dealings with investment companies advised by a subsidiary of the Corporation.

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

Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsections entitled "Deposits and Other Sources of Funds," and "Liquidity Risk Management," contained in the 2004 Proxy Statement, which sections are incorporated herein by reference.

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

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections in the 2004 Proxy Statement; certain information not contained in the 2004 Proxy Statement, but required by Guide 3, is contained in the tables immediately following:

                      FIRST TENNESSEE NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                                 ON DECEMBER 31
                                   (Unaudited)


Investment Portfolio
(Dollars in thousands)                      2003               2002              2001
----------------------------------------------------------------------------------------
Mortgage-backed securities &
     collateralized mortgage
     obligations                         $2,200,862         $2,396,530        $2,153,012
U.S. Treasury and other
     U. S. government agencies               49,141             84,575           136,827
States and political subdivisions            14,423             28,890            45,416
Other                                       205,944            190,290           190,615
                                         ----------         ----------        ----------
                       Total             $2,470,370         $2,700,285        $2,525,870
                                         ==========         ==========        ==========


Loan Portfolio
(Dollars in thousands)                      2003                2002               2001               2000             1999
------------------------------------------------------------------------------------------------------------------------------
Commercial:
     Commercial, financial and
        industrial                      $ 4,502,917         $ 4,134,158        $ 4,176,738        $ 3,964,396       $3,660,642
     Real estate commercial                 968,064           1,037,341            929,036            946,903          776,553
     Real estate construction               690,402             551,449            492,531            415,713          353,659
Retail:
     Real estate residential              6,817,122           4,721,307          3,732,767          3,573,260        2,814,249
     Real estate construction               527,260             342,127            211,429            179,515          132,740
     Other retail                           212,362             286,069            459,510            840,228        1,018,110
     Credit card receivables                272,398             272,994            281,132            319,435          607,205
                                        -----------         -----------        -----------        -----------       ----------
                       Total            $13,990,525         $11,345,445        $10,283,143        $10,239,450       $9,363,158
                                        ===========         ===========        ===========        ===========       ==========


Short-Term Borrowings
(Dollars in thousands)                      2003               2002              2001
----------------------------------------------------------------------------------------
Federal funds purchased and
     securities sold under
     agreements to repurchase            $3,079,248         $3,126,350        $2,921,543
Commercial paper                             31,793             25,695            22,273
Other short-term borrowings                 196,183            335,513           426,878
                                         ----------         ----------        ----------
                       Total             $3,307,224         $3,487,558        $3,370,694
                                         ==========         ==========        ==========

Maturities of Short-Term Purchased Funds on December 31, 2003

                                             0-3        3-6          6-12     Over 12
(Dollars in thousands)                      Months     Months       Months     Months         Total
-----------------------------------------------------------------------------------------------------
Certificates of deposit
     $100,000 and more                   $4,249,174    $36,403     $366,795   $651,704     $5,304,076
Federal funds purchased and
     securities sold under
     agreements to repurchase             3,079,248         --           --         --      3,079,248
Commercial paper and
     other short-term borrowings            222,092        215          459      5,210        227,976
-----------------------------------------------------------------------------------------------------
Total                                    $7,550,514    $36,618     $367,254   $656,914     $8,611,300
=====================================================================================================


Contractual Maturities of Commercial & Real Estate Construction Loans on December 31, 2003

                                                                          After 1 Year
(Dollars in thousands)                              Within 1 Year        Within 5 Years      After 5 Years          Total
---------------------------------------------------------------------------------------------------------------------------
Commercial, financial and industrial                  $2,375,062           $1,849,213          $278,642          $4,502,917
Real estate commercial                                   312,414              522,166           133,484             968,064
Commercial real estate construction                      521,134              167,744             1,524             690,402
Consumer real estate construction                        522,464                4,428               368             527,260
---------------------------------------------------------------------------------------------------------------------------
Total                                                 $3,731,074           $2,543,551          $414,018          $6,688,643
===========================================================================================================================
For maturities over one year:
    Interest rates - floating                                              $1,466,354          $153,986          $1,620,340
    Interest rates - fixed                                                  1,077,197           260,032           1,337,229
---------------------------------------------------------------------------------------------------------------------------
Total                                                                      $2,543,551          $414,018          $2,957,569
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

                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 2004. The executive officers are elected at the April meeting of the Corporation's Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age                    Offices and Positions - Year First Elected to Office
------------                    ----------------------------------------------------
Charles G. Burkett              President - Retail Financial Services/Memphis
Age: 52                         Financial Services of the Corporation and the Bank
                                (2001)

J. Kenneth Glass                Chairman of the Board (1/1/04), President (2001) and
Age: 57                         Chief Executive Officer (2002) of the Corporation and
                                the Bank

John H. Hamilton                Executive Vice President, Product Management and
Age: 54                         Delivery Services (2002)

Herbert H. Hilliard             Executive Vice President, Risk Management (2001) and
Age: 56                         Government Relations and CRA (1988) of the
                                Corporation and the Bank

Harry A. Johnson, III           Executive Vice President (1990) and General Counsel
Age: 55                         (1988) of the Corporation and the Bank

James F. Keen                   Executive Vice President (2003), Corporate Controller
Age: 53                         of the Corporation (1988) and the Bank (2001) and
                                principal accounting officer

Larry B. Martin                 President - Business Financial Services/Tennessee
Age: 56                         Financial Services of the Corporation and the Bank
                                (2001)

Marlin L. Mosby, III            Executive Vice President (2002) and Chief Financial
Age: 40                         Officer (2003)

Sarah L. Meyerrose              Executive Vice President, Corporate (2002) and
Age: 48                         Employee Services (1998) of the Corporation and
                                the Bank

John P. O'Connor, Jr.           Executive Vice President of the Corporation
Age: 60                         (1990) and the Bank (1987) and Chief Credit
                                Officer (1988)

Elbert L. Thomas, Jr.           Executive Vice President (1995) and Interest Rate
Age: 55                         Risk Manager (2003)

         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Prior to July of 2002, Mr. Glass was President and Chief Operating Officer of the Corporation and the Bank, and prior to July 2001, he was President-Retail Financial Services of the Corporation and the Bank. Prior to April of 2000, Mr. Glass was Executive Vice President of the Corporation and prior to April of 1999, he was President-Tennessee Banking Group of the Bank. The Personnel Division changed its name to the Employee Services Division in April of 1999. From July 2001 to July, 2002, Ms. Meyerrose was also Executive Vice President, Wealth Management. Prior to July of 2001, Mr. Burkett was Executive Vice President, Manager Affluent Market of the Bank. Prior to July of 2001, Mr. Martin was Chairman and CEO-Knoxville of the Bank. Prior to June 2002, Mr. Hamilton was Executive Vice President, Manager Bank Services Group and prior to April 2002, he was Executive Vice President-Corporate Financial Services. Prior to April 1999, he was Executive Vice President-Manager Regional Banking. Prior to November 2003, Mr. Mosby was Executive Vice President-Strategic Planning and Investor Relations and prior to April 2002, he was Senior Vice President, Strategic Planning. Mr. Keen was appointed Chief Financial Officer on an interim basis, from December 1, 2002, until November 17, 2003. Mr. Thomas was appointed Executive Vice President-Interest Rate Risk Manager in October 2003 following his return after a disability leave which commenced December 1, 2002. Prior to December 1, 2002, Mr. Thomas was Chief Financial Officer of the Company and the Bank.

                                     PART II

                                     ITEM 5
                    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         (a) Market for the Corporation's Common Stock:

         The Corporation's common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FTN. As of December 31, 2003, there were 8,579 shareholders of record of the Corporation's common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table, the Selected Financial and Operating Data Table, Note 18 to the Consolidated Financial Statements, and the "Deposits and Other Sources of Funds," and "Liquidity Risk Management" subsections of the Management's Discussion and Analysis section contained in the 2004 Proxy Statement and to the "Payment of Dividends" and "Transactions with Affiliates" subsections contained in Item 1 of Part I of this Form 10-K, which is incorporated herein by reference.

         (b) Sale of Unregistered Securities:

         During 2003 there were no sales of shares of the Corporation's common stock without registration under the Securities Act of 1933, as amended.

         (c) Description of the Corporation's Capital Stock:

         Authorized Capital Stock. The authorized capital stock of the Corporation currently consists of 5,000,000 shares of preferred stock, without par value ("preferred stock"), which may be issued from time to time by resolution of the Corporation's Board of Directors (the "Board") and 400,000,000 shares of common stock, $0.625 par value (the "common stock"). As of December 31, 2003 there were 124,834,272 shares of common stock and no shares of preferred stock outstanding. As of that date, approximately 28 million shares of common stock were reserved for issuance under various stock plans, and no shares of preferred stock were reserved for issuance. Although shares have been reserved for issuance under the employee stock plans, the plans generally permit the Corporation to repurchase shares on the open market or privately for issuance under such plans. The Board has authorized management to repurchase shares from time to time for the plans. A total of 4.4 million shares were repurchased and 4.1 million shares were issued for the plans in 2003. Also, the Corporation has announced that the Board approved the repurchase of up to 9.5 million shares by December 31, 2004. Through December 31, 2003, 3.0 million shares have been repurchased pursuant to this authority. Pursuant to Board authority, the Corporation plans to continue to purchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interest of the shareholders. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management. Also, the Corporation has on file with the SEC one effective shelf registration pursuant to which it may offer from time to time, at its discretion, senior or subordinated debt securities, preferred stock, including depository shares, and common stock at an aggregate initial offering price not to exceed $125 million (net of prior issuances) and another effective shelf registration pursuant to which up to $200 million of capital securities (guaranteed preferred beneficial interests in the Corporation's subordinated debentures) is available for issuance.

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

                                     ITEM 6
                             SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table in the 2004 Proxy Statement.

                                     ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables in the 2004 Proxy Statement.

                                     ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item is incorporated herein by reference to the "Interest Rate Risk Management" subsection of Note 1 to the Consolidated Financial Statements and the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section contained in the 2004 Proxy Statement.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table in the 2004 Proxy Statement and to the report of the predecessor independent accountant included as Exhibit 99(c) to this report.

                                     ITEM 9
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item, reflecting a change in accountants, has been previously reported by the Corporation under Item 4 of Form 8-K, filed 5-12-02, which is incorporated herein by reference.

                                     ITEM 9A
                             CONTROLS AND PROCEDURES

         Evaluation of Disclosures and Procedures. The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by the annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective to ensure that material information relating to the Corporation and the Corporation's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

         Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation's internal control over financial reporting during the Corporation's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item as it relates to directors and nominees for director of the Corporation, audit committee financial expert, and members of the Audit Committee of the Corporation's Board of Directors is incorporated herein by reference to the "Corporate Governance and Board Matters" section and the "Election of Directors" section of the Corporation's 2004 Proxy Statement (excluding the Audit Committee Report and the statements regarding the independence of members of the Audit Committee). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the 2004 Proxy Statement.

         The Corporation's Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer and Controller and also applies to all professionals serving in the financial, accounting or audit areas of the Corporation and its subsidiaries. A copy of the Code is filed as Exhibit 14 to this report and is posted on the Corporation's Internet website (www.firsttennessee.com). [Click on "Company Information," then "Investor Relations," and then "Corporate Governance."] There have been no amendments to, or waivers from, provisions of the Code that apply to the Chief Executive Officer, Chief Financial Officer or Controller and that relate to elements of the Code identified in Item 406(b) of SEC Regulation S-K since the Code was adopted, and the Corporation intends to satisfy its disclosure obligations under Item 10 of Form 8-K related thereto by posting such information on the Corporation's Internet website, the address for which is listed above.

         The Audit Committee of the Board of Directors adopted an Audit and Non-audit Services Pre-approval Policy, which is provided in Appendix C to the 2004 Proxy Statement and incorporated herein by reference.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the "Executive Compensation" section of the 2004 Proxy Statement (excluding the Total Shareholder Return Performance Graph).

                                    ITEM 12
                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

         The information called for by this Item is incorporated herein by reference to the "Stock Ownership Information and Table" section and the Equity Compensation Plan Information Table contained in the 2004 Proxy Statement.

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 2004 Proxy Statement.

                                     ITEM 14
                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table discloses the aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP, the Corporation's independent public accountant:

         Type of Service                           2002            2003
         ---------------                           ----            ----
         Audit fees                             $  751,500      $1,031,500
         Audit-related fees                     $  328,500      $  385,000
         Tax fees                               $1,052,770(i)   $   17,200
         All other fees                         $   27,000      $   61,638
                                                ----------      ----------

         Total                                  $2,159,770      $1,495,338
                                                ==========      ==========


     (i) -- Included in the amount for 2002 is $1 million for tax planning services rendered prior to KPMG LLP's engagement as the Corporation's auditor.

         The Corporation's Audit Committee adopted an Audit and Non-Audit Services Pre-Approval Policy, which is included in Appendix C to the Corporation's 2004 Proxy Statement and incorporated herein by reference.

         The information on fees billed by KPMG LLC is incorporated herein by reference to the "Vote Item No. 4"section of the 2004 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(c) of Regulation S-X.

                                     PART IV

                                     ITEM 15
                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

Financial Statements:

         1. Consolidated Statements of Condition as of December 31, 2003 and
         2002.

         2. Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

         3. Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001.

         4. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

         5. Notes to the Consolidated Financial Statements

         6. Report of Independent Public Accountants

         7. Report of Predecessor Independent Public Accountant

         The consolidated financial statements of the Corporation, the notes thereto, and the report of independent public accountants, in the 2004 Proxy Statement, as listed above, are incorporated herein by reference. The report of the predecessor independent public accountant is attached hereto as Exhibit 99(c) and incorporated herein by reference.

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

(4)(b) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 2004 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(10)(a) First Tennessee National Corporation Non-qualified Deferred
         Compensation Plan.

*(10)(b) 2000Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation's 2000 Annual Report on Form 10-K.

*(10)(c) 1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9/30/02.

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

*(10)(g) Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-03.

*(10)(h) Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual Report on Form 10-K.

*(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated, incorporated herein by reference to Exhibit 10(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-03.

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

*(10)(n) 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10(n) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-03.

*10(o)   Ralph Horn Non-compete and Early Retirement Agreement.

*10(p)   Non-employee Director Benefits.

*10(q)   2002 Management Incentive Plan, incorporated herein by reference to
         Exhibit 10(q) to the Corporation's 2001 Annual Report on Form 10-K.

*10(r) 2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation Proxy Statement furnished to shareholders in connection with the annual meeting scheduled for April 15, 2003, filed March 18, 2003.

*10(s) 2002 Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(s) to the Corporation's 2002 Annual Report on Form 10-K.

*10(t) [1997] Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(t) to the Corporation's 2002 Annual Report on Form 10-K.

*10(u) [1991] Bank Advisory Director Deferral Plan, incorporated herein by reference to Exhibit 10(u) to the Corporation's 2002 Annual Report on Form 10-K.

*10(v)   Long-Term Disability Program.

14       Code of Ethics for Senior Financial Officers

16 Letter regarding change in certifying accountant, incorporated herein by reference to Exhibit 16 to the Corporation's Form 8-K, filed May 16, 2002.

(21)     Subsidiaries of the Corporation.

23(a)    Accountants' Consents.

23(b)    Registrant's disclosure regarding Accountant's Consent.

(24)     Powers of Attorney.

31(a) Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b) Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a) Rule 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b) Rule 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

(99)(a) The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 20, 2004, including Financial Information Appendix and excluding the Board Compensation Committee Report, the Total Shareholder Return Performance Graph, the Audit Committee Report and the statements regarding the independence of members of the Audit Committee, filed March 10, 2004, and incorporated herein by reference.

(99)(b) Annual Report on Form 11-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12/31/03 as authorized by SEC Rule 15d-21 (to be filed as an Amendment to Form l0-K).

(99)(c)  Report of Predecessor Independent Public Accountant.

(99)(d) Form 8-K, filed by the Corporation 5-15-02, and incorporated herein by reference.

(b) The following reports on Form 8-K, with the Date of Report indicated, were filed during the fourth quarter 2003:

     1. 10/22/03 -- Item 12 -- Earnings Release for third quarter 2003 was furnished.

     2. 10/22/03 -- Item 5 -- Announcement of the election of J. Kenneth Glass as Chairman of the Board upon the retirement of Ralph Horn on 12/31/03, the election of Marlin L. Mosby, III as Executive Vice President and Chief Financial Officer, effective 11/17/03, and the election of Elbert L. Thomas, Jr. as Executive Vice President and Interest Rate Risk Manager on 10/22/03.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FIRST TENNESSEE NATIONAL CORPORATION

Date: March 10, 2003      By: /s/ Marlin L. Mosby, III
                             ---------------------------------------------
                             Marlin L. Mosby, III, Executive Vice President, and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
J. Kenneth Glass*                          Chairman of the Board, President             March 10, 2004
--------------------------                 Chief Executive Officer and a Director
J. Kenneth Glass                           (principal executive officer)

Marlin L. Mosby, III*                      Executive Vice President and Chief           March 10, 2004
--------------------------                 Financial Officer (principal
Marlin L. Mosby, III                       financial officer)

James F. Keen*                             Executive Vice President, and                March 10, 2004
--------------------------                 Corporate Controller (principal
James F. Keen                              accounting officer)

Robert C. Blattberg*                       Director                                     March 10, 2004
--------------------------
Robert C. Blattberg

George E. Cates*                           Director                                     March 10, 2004
--------------------------
George E. Cates

James A. Haslam, III*                      Director                                     March 10, 2004
--------------------------
James A. Haslam, III

R. Brad Martin*                            Director                                     March 10, 2004
--------------------------
R. Brad Martin

Vicki R. Palmer *                          Director                                     March 10, 2004
--------------------------
Vicki R. Palmer

Michael D. Rose*                           Director                                     March 10, 2004
--------------------------
Michael D. Rose

Mary F. Sammons*                           Director                                     March 10, 2004
--------------------------
Mary F. Sammons

William B. Sansom*                         Director                                     March 10, 2004
--------------------------
William B. Sansom

Jonathan P. Ward*                          Director                                     March 10, 2004
--------------------------
Jonathan P. Ward

Luke Yancy III*                            Director                                     March 10, 2004
--------------------------
Luke Yancy III

*By: /s/ Clyde A. Billings, Jr.                                                         March 10, 2004
    ------------------------------
         Clyde A. Billings, Jr.
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

(4)(b) The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 2004 Proxy Statement. None of such debt exceeds 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*(10)(a) First Tennessee National Corporation Non-qualified Deferred Compensation Plan.

*(10)(b) 2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation's 2000 Annual Report on Form 10-K.

*(10)(c) 1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9/30/02.

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

*(10)(g) Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's 2003 Quarterly Report on Form 10-Q for the quarter ended 9-30-03.

*(10)(h) Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual Report on Form 10-K.

*(10)(i) Amended and Restated Pension Restoration Plan, as amended and restated, incorporated herein by reference to Exhibit 10(i) to the Corporation's 2003 Quarterly Report on Form 10-Q for the quarter ended 9-30-03.

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

*(10)(n) 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10(n) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-03.

*10(o) Ralph Horn Non-Compete and Early Retirement Agreement.

*10(p) Non-employee Director Benefits.

*10(q) 2002 Management Incentive Plan, incorporated herein by reference to
Exhibit 10(q) to the Corporation's 2001 Annual Report on Form 10-K.

*10(r) 2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation's Proxy Statement furnished to shareholders in connection with the annual meeting scheduled for April 15, 2003, filed March 18, 2003.

*10(s) 2002 Bank Directors and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(s) to the Corporation's 2002 Annual Report on Form 10-K.

*10(t) [1997] Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(t) to the Corporation's 2002 Annual Report on Form 10-K.

*10(u) [1991] Bank Advisory Director Deferral Plan, incorporated herein by reference to Exhibit 10(u) to the Corporation's 2002 Annual Report on Form 10-K.

*10(v) Long-Term Disability Program.

14 Code of Ethics for Senior Financial Officers

(16) Letter regarding change in certifying accountant, incorporated herein by reference to Exhibit 16 to the Corporation's Form 8-K, filed May 16, 2002.

(21) Subsidiaries of the Corporation.

(23)(a) Accountants' Consents.

(23)(b) Registrant's Disclosure regarding Accountant's Consent.

(24) Powers of Attorney

31(a) Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b) Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a) Rule 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b) Rule 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

(99)(a) The Corporation's Proxy Statement furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 20, 2004, including Financial Information Appendix and excluding the Board Compensation Committee Report, the Total Shareholder Return Performance Graph, the Audit Committee Report, the Audit Committee Charter, and the statements regarding the independence of members of the Audit Committee, filed March 10, 2004, and incorporated herein by reference.

(99)(b) Annual Report on Form ll-K for the Corporation's Savings Plan and Trust, for fiscal year ended 12/31/03, as authorized by SEC Rule 15d-21 (to be filed as an amendment to Form 10-K).

(99)(c) Report of Predecessor Independent Public Accountant.

(99)(d) Form 8-K, filed by the Corporation 5-15-02, and incorporated herein by reference.

         * Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.