Form 10-Q
period 2004-03-31
FIRST HORIZON NATIONAL CORP
filed 2004-05-07
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

Commission file number 000-4491

CIK number 0000036966

FIRST HORIZON NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0803242 (I.R.S. Employer Identification No.)

165 Madison Avenue, Memphis, Tennessee (Address of principal executive offices)	38103 (Zip Code)

(901) 523-4444
(Registrant's telephone number, including area code)

FIRST TENNESSEE NATIONAL CORPORATION
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

Yes __x__ No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes __x__ No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value Class	123,980,548 Outstanding on March 31, 2004

FIRST HORIZON NATIONAL CORPORATION

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

CONSOLIDATED STATEMENTS OF CONDITION		First Horizon National Corporation

	March 31		December 31

(Dollars in thousands)(Unaudited)	2004	2003	2003

Assets:
Cash and due from banks	$ 859,091	$ 962,208	$ 773,294
Federal funds sold and securities
purchased under agreements to resell	564,118	267,167	381,500

Total cash and cash equivalents	1,423,209	1,229,375	1,154,794

Investment in bank time deposits	267	554	498
Trading securities	804,010	825,886	800,490
Loans held for sale	4,323,269	4,747,446	2,977,723
Securities available for sale	2,484,663	2,129,055	2,469,342
Securities held to maturity (market value of
$957 on March 31, 2004; $243,211 on
March 31, 2003; and $1,077 on December 31, 2003)	929	237,985	1,028
Loans, net of unearned income	14,212,120	11,909,771	13,990,525
Less: Allowance for loan losses	160,685	144,484	160,333

Total net loans	14,051,435	11,765,287	13,830,192

Premises and equipment, net	355,624	255,723	350,202
Real estate acquired by foreclosure	29,877	13,962	24,075
Mortgage servicing rights, net	708,890	482,841	795,938
Goodwill	175,777	168,557	174,807
Other intangible assets, net	37,358	33,132	38,742
Capital markets receivables and other assets	2,688,860	2,921,328	1,888,859

Total assets	$ 27,084,168	$ 24,811,131	$ 24,506,690

Liabilities and shareholders' equity:
Deposits:
Interest-bearing	$ 12,841,211	$ 9,913,891	$ 11,139,758
Noninterest-bearing	4,870,703	5,090,700	4,540,213

Total deposits	17,711,914	15,004,591	15,679,971

Federal funds purchased and securities
sold under agreements to repurchase	2,028,188	3,755,503	3,079,248
Commercial paper and other short-term borrowings	363,586	346,891	227,976
Capital markets payables and other liabilities	2,715,727	2,767,094	1,901,959
Term borrowings	2,345,409	1,030,017	1,726,766

Total liabilities	25,164,824	22,904,096	22,615,920

Guaranteed preferred beneficial interests in First Horizon's junior subordinated debentures	-	100,000	-
Preferred stock of subsidiary	448	44,417	452

Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized,
but unissued)	-	-	-
Common stock - $.625 par value (shares authorized -
400,000,000; shares issued - 123,980,548 on March 31, 2004;
125,666,395 on March 31, 2003; and 124,834,272 on
December 31, 2003)	77,488	78,541	78,021
Capital surplus	156,197	121,703	145,817
Undivided profits	1,662,677	1,536,821	1,662,699
Accumulated other comprehensive income	17,808	19,584	682
Deferred compensation on restricted stock incentive plans	(8,032)	(5,154)	(9,044)
Deferred compensation obligation	12,758	11,123	12,143

Total shareholders' equity	1,918,896	1,762,618	1,890,318

Total liabilities and shareholders' equity	$ 27,084,168	$ 24,811,131	$ 24,506,690

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	First Horizon National Corporation

	Three Months Ended
	March 31

(Dollars in thousands except per share data)(Unaudited)	2004	2003

Interest income:
Interest and fees on loans	$ 172,362	$ 157,534
Interest on investment securities	26,776	31,097
Interest on loans held for sale	42,598	55,044
Interest on trading securities	11,046	10,986
Interest on other earning assets	1,233	1,135

Total interest income	254,015	255,796

Interest expense:
Interest on deposits:
Savings	105	281
Checking interest and money market account	5,106	6,159
Certificates of deposit under $100,000 and other time	13,341	15,300
Certificates of deposit $100,000 and more	17,567	17,749
Interest on short-term borrowings	12,432	14,434
Interest on term borrowings	9,455	7,593

Total interest expense	58,006	61,516

Net interest income	196,009	194,280
Provision for loan losses	14,229	27,450

Net interest income after provision for loan losses	181,780	166,830

Noninterest income:
Mortgage banking	131,531	195,876
Capital markets	117,928	139,675
Deposit transactions and cash management	33,961	32,776
Insurance premiums and commissions	16,394	14,463
Merchant processing	16,743	12,576
Trust services and investment management	11,804	11,383
Gains on divestitures	2,000	-
Equity securities losses, net	(509)	(1,499)
Debt securities gains, net	1,394	443
All other income and commissions	38,879	36,485

Total noninterest income	370,125	442,178

Adjusted gross income after provision for loan losses	551,905	609,008

Noninterest expense:
Employee compensation, incentives and benefits	238,250	261,840
Occupancy	20,963	19,605
Equipment rentals, depreciation and maintenance	17,776	17,190
Operations services	15,399	17,758
Communications and courier	11,803	11,978
Amortization of intangible assets	2,171	1,774
All other expense	65,614	97,219

Total noninterest expense	371,976	427,364

Pretax income	179,929	181,644
Applicable income taxes	60,658	62,615

Net income	$ 119,271	$ 119,029

Earnings per common share (Note 3)	.95	.94

Diluted earnings per common share (Note 3)	.92	.91

Weighted average shares outstanding	125,535,314	126,764,004

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation

(Dollars in thousands)(Unaudited)	2004	2003

Balance, January 1	$ 1,890,318	$ 1,691,180
Net income	119,271	119,029
Other comprehensive income:
Unrealized loss on cash flow hedge, net of tax	-	137
Unrealized market adjustments, net of tax	17,126	(7,040)

Comprehensive income	136,397	112,126

Cash dividends declared	(49,728)	(37,710)
Common stock issued for exercise of stock options	35,280	14,597
Tax benefit from non-qualified stock options	10,380	3,728
Common stock repurchased	(107,275)	(27,234)
Amortization on restricted stock incentive plans	1,012	641
Other	2,512	5,290

Balance, March 31	$ 1,918,896	$ 1,762,618

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS		First Horizon National Corporation

		Three Months Ended March 31

(Dollars in thousands)(Unaudited)		2004	2003

Operating	Net income	$ 119,271	$ 119,029
Activities	Adjustments to reconcile net income to net cash provided/ (used) by operating activities:
	Provision for loan losses	14,229	27,450
	Provision for deferred income tax	38,361	26,530
	Depreciation and amortization of premises and equipment	15,366	13,792
	Amortization and impairment of mortgage servicing rights	48,597	73,521
	Amortization of intangible assets	2,171	1,774
	Net other amortization and accretion	14,600	11,764
	Net increase in net derivative product assets	(121,339)	(70,484)
	Market value adjustment on foreclosed property	(1,027)	4,663
	Equity securities losses	509	1,499
	Debt securities gains	(1,394)	(443)
	Net losses on disposal of fixed assets	246	856
	Gains on divestitures	(2,000)	-
	Net (increase)/decrease in:
	Trading securities	(3,520)	68,111
	Loans held for sale	(857,797)	50,119
	Capital markets receivables	(621,841)	(849,402)
	Interest receivable	(6,313)	2,666
	Other assets	8,000	(175,321)
	Net increase/(decrease) in:
	Capital markets payables	531,679	615,975
	Interest payable	3,215	2,757
	Other liabilities	227,489	321,325

	Total adjustments	(710,769)	127,152

	Net cash (used)/provided by operating activities	(591,498)	246,181

Investing	Maturities of held to maturity securities	100	41,849
Activities	Available for sale securities:
	Sales	142,757	5,343
	Maturities	105,171	445,832
	Purchases	(234,719)	(172,420)
	Premises and equipment:
	Sales	26	6
	Purchases	(17,785)	(13,157)
	Net increase in loans	(737,905)	(607,087)
	Net decrease in investment in bank time deposits	231	1,352
	Acquisitions, net of cash and cash equivalents acquired	-	(1,930)

	Net cash used by investing activities	(742,124)	(300,212)

Financing	Common stock:
Activities	Exercise of stock options	35,460	13,916
	Cash dividends paid	(50,194)	(37,674)
	Repurchase of shares	(105,729)	(27,255)
	Term borrowings:
	Issuance	706,111	100,478
	Payments	(100,071)	(276)
	Net increase/(decrease) in:
	Deposits	2,031,910	(709,336)
	Short-term borrowings	(915,450)	614,836

	Net cash provided/(used) by financing activities	1,602,037	(45,311)

	Net increase/(decrease) in cash and cash equivalents	268,415	(99,342)

	Cash and cash equivalents at beginning of period	1,154,794	1,328,717

	Cash and cash equivalents at end of period	$ 1,423,209	$ 1,229,375

	Total interest paid	$ 54,575	$ 58,546
	Total income taxes paid	3,824	7,056

See accompanying notes to consolidated financial statements.

Note 1 - Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2004 Proxy Statement.

Stock options. First Horizon National Corporation (FHN) accounts for its employee stock-based compensation plans under the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The following proforma presentation of net income and earnings per share is determined utilizing various assumptions and estimates and is based on stock option plan provisions in effect during the reportable period and may not reflect the actual impact upon adoption of a fair value based method of accounting for stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, FHN's net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended
	March 31

(Dollars in thousands except per share data)	2004	2003

Net income, as reported	$ 119,271	$ 119,029
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	1,836	3,438
Less: Total stock-based employee compensation expense determined
under the fair value method for all awards, net of related tax effects	4,054	3,679

Pro forma net income	$ 117,053	$ 118,788

Earnings per share, as reported	$ .95	$ .94
Pro forma earnings per share	.93	.94
Diluted earnings per share, as reported	.92	.91
Pro forma diluted earnings per share	.90	.91

Other disclosures -- Indemnification agreements and guarantees. In the ordinary course of business, FHN enters into indemnification agreements for legal proceedings against its directors and officers and standard representation warranties for underwriting agreements, merger and acquisition agreements, sold loans and other similar types of arrangements. It is not possible to estimate a maximum potential amount of payouts that could be required with such agreements.

First Horizon Home Loan Corporation (First Horizon Home Loans) services a mortgage loan portfolio of approximately $70.3 billion as of March 31, 2004, a significant portion of which is held by Government Sponsored Enterprises (GSE's) or private security holders. In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder. Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSE's at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default. As of March 31, 2004 and 2003, First Horizon Home Loans had single-family residential loans with outstanding balances of $189.0 million and $162.9 million, respectively, that were sold on a recourse basis. For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. As of March 31, 2004, the outstanding principal balance of loans sold with limited recourse and serviced by First Horizon Home Loans was $3.7 billion down from $4.3 billion as of March 31, 2003. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, First Horizon Home Loans had a foreclosure reserve on the mortgage servicing portfolio of approximately $20.2 million and $30.9 million as of March 31, 2004 and 2003, respectively. While the servicing portfolio has grown from $58.2 billion on March 31, 2003 to $70.3 billion on March 31, 2004, the foreclosure reserve has decreased due to the decline in limited recourse obligations and improvements in loan delinquency status.

Note 1 - Financial Information (continued)

Standby letters of credit are conditional commitments issued by FHN to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer. Standby letters of credit outstanding as of March 31, 2004 and 2003, were $509.4 million and $469.5 million, respectively.

Accounting changes. On March 31, 2004, FHN adopted FASB Interpretation No. 46 (FIN 46-R), "Consolidation of Variable Interest Entities (revised December 2003)". FIN 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. Additionally, FIN 46-R incorporates the guidance found in eight final FASB Staff Positions (FSPs) that had been issued prior to its release. FIN 46-R requires the consolidation by a business enterprise of variable interest entities (VIEs) in which it is the primary beneficiary. FIN 46-R also required the adoption of FIN 46, as of December 31, 2003, for all entities previously considered as special purpose entities and for all VIEs created after January 31, 2003. Upon adoption of FIN 46-R, FHN reassessed certain of its nonconsolidated interests as VIEs but did not meet the criteria of primary beneficiary and, therefore, has not consolidated any of its VIEs, including First Tennessee Capital I (Capital I) and First Tennessee Capital II (Capital II).

On December 31, 2003, FHN adopted FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". Upon adoption of this standard, FHN deconsolidated its subsidiary, Capital I, which has issued $100.0 million of capital securities that are fully and unconditionally guaranteed by FHN. As a result of this deconsolidation the capital securities are no longer included on FHN's balance sheet. However, $103.1 million of junior subordinated debentures issued by FHN to Capital I are no longer eliminated in consolidation and appear in term borrowings as of December 31, 2003. FHN identified certain of its nonconsolidated interests as VIEs but did not meet the criteria of primary beneficiary and, therefore, has not consolidated any of its VIEs. During first quarter 2004, Capital II issued $200.0 million of capital securities that are fully and unconditionally guaranteed by FHN. $206.0 million of junior subordinated debentures issued by FHN to Capital II appear in term borrowings as of March 31, 2004.

On December 31, 2003, FHN adopted FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 allows either immediate recognition or deferred recognition. FHN elected to defer recognition and will not recognize the effect of the Act until the earlier of: (1) when the underlying accounting issues are resolved by the Financial Accounting Standards Board (FASB); or (2) when plan costs have to be remeasured (e.g. for a plan amendment). FHN does not expect the impact of recognizing this benefit to be material to results of operations.

On December 31, 2003, FHN adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard does not change the measurement or recognition of those plans required by SFAS No. 87 and SFAS No. 106. Additionally, the disclosure requirements of the original SFAS No. 132 have been retained. SFAS No. 132 (revised 2003) requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS 132 (revised 2003) did not have an impact on the results of operations.

On December 31, 2003, FHN adopted Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF Issue No. 03-1 requires disclosures concerning unrealized losses related to investments in debt and marketable equity securities that are accounted for under SFAS No. 115. Disclosures include the length of time investments have been in a loss position and discussion pertaining to the nature of the impairment. The adoption of EITF Issue No. 03-1 did not have an impact on the results of operations.

On July 1, 2003, FHN adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and classified its mandatorily redeemable preferred stock of subsidiary ($45.1 million on July 1, 2003) as term borrowings. Historically, the related distributions on these instruments ($4.6 million annually) were classified as noninterest expense on the Consolidated Statements of Income, but as of July 1, 2003, are classified as interest expense on a prospective basis. As required by SFAS No. 150, prior periods were not restated.

Note 1 - Financial Information (continued)

On July 1, 2003, FHN adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact of adopting this standard was immaterial to FHN.

On January 1, 2003, FHN adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for the cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Prior to the effective date of this statement, costs associated with an exit or disposal plan were recognized at the date of commitment, as required under EITF Issue No. 94-3. This statement does not apply to costs associated with an exit activity that involves an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The impact of adopting this statement was immaterial to FHN.

On January 1, 2003, FHN adopted the final provisions of Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about obligations assumed under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is superceded. The impact of adopting this statement was immaterial to FHN.

Accounting changes issued but not currently effective. In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB No. 105), "Application of Accounting Principles to Loan Commitments". SAB No. 105 prohibits the inclusion of estimated servicing cash flows and internally-developed intangible assets within the valuation of interest rate lock commitments under SFAS No. 133. SAB No. 105 also requires disclosure of a registrant's methods of accounting for interest rate lock commitments recognized under SFAS No. 133 and associated hedging strategies, if applicable. SAB No. 105 is effective for disclosures and interest rate lock commitments initiated after March 31, 2004. The adoption of SAB No. 105 is anticipated to result in a one-time, before tax earnings decrease of approximately $10 million in the second quarter. Since prior periods will not be restated, this accounting change will result in a varying impact on comparability with prior periods. However, the ongoing economic value of FHN's business is not affected.

In March 2004, the FASB approved certain additional provisions of EITF Issue No. 03-1. These revisions require disclosures for cost method investments similar to those previously presented in fiscal 2003 financial statements for investments accounted for under SFAS No. 115. These revisions also clarify the appropriate timing and methodology for evaluating whether an "other-than-temporary" impairment has occurred. The new impairment evaluation and recognition guidance is effective for reporting periods beginning after June 15, 2004. The disclosure provisions for cost method investments under EITF Issue No. 03-1 are effective for fiscal years ending after June 15, 2004. Adoption of these additional requirements is not expected to have a material effect on the results of operations.

In October 2003, the FASB approved the AICPA's issuance of SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer", which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not apply to loans recorded at fair value or to mortgage loans classified as held for sale. SOP 03-3 limits the yield that may be accreted on applicable loans to the excess of the cash flows expected, at acquisition, to be collected over the investor's initial investment in the loan. SOP 03-3 also prohibits the "carrying over" of valuation allowances on applicable loans. SOP 03-3 is effective for fiscal years beginning after December 15, 2004. The impact at implementation of adopting SOP 03-3 is expected to be immaterial to the results of future operations.

Note 2 - Acquisitions/Divestitures

On December 31, 2003, FHN completed the sale of substantially all of the assets and liabilities of its wholly owned subsidiary, First National Bank of Springdale (FNB) of Springdale, Arkansas to First Security Bank of Searcy, Arkansas. This transaction resulted in a divestiture gain of $12.5 million. Immediately preceding the sale, FNB had investment securities of approximately $125 million, loans of approximately $165 million, deposits of approximately $300 million and equity of approximately $40 million.

On December 31, 2003, First Horizon Merchant Services, Inc., a wholly owned subsidiary of First Tennessee Bank National Association (FTBNA), recognized a divestiture gain of $10.0 million resulting from the sale of certain merchant relationships referred by selected agent banks within the merchant portfolio to NOVA Information Systems, Inc., a subsidiary of U.S. Bancorp. During first quarter 2004, a divestiture gain of $2.0 million resulted from an earn-out on the 2003 sale of merchant relationships.

On August 1, 2003, First Horizon Merchant Services, Inc., a wholly owned subsidiary of FTBNA, acquired Global Card Services, Inc., a merchant processing company based in Orlando, Florida, for approximately $15.8 million in cash. The acquisition was immaterial to FHN.

Note 3 - Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended
	March 31

(Dollars in thousands, except per share data)	2004	2003

Net income	$ 119,271	$ 119,029

Earnings per common share:
Weighted average common shares outstanding	124,466,200	125,687,192
Shares attributable to deferred compensation	1,069,114	1,076,812

Total weighted average shares	125,535,314	126,764,004

Earnings per common share	$ .95	$ .94

Diluted earnings per common share:
Weighted average shares outstanding	125,535,314	126,764,004
Dilutive effect due to stock options	4,163,147	3,525,029

Total weighted average shares, as adjusted	129,698,461	130,289,033

Diluted earnings per common share	$ .92	$ .91

Outstanding stock options of 2,713,494 and 3,788,642 with weighted average exercise prices of $45.80 and $39.18 per share as of March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because such shares would have had an antidilutive effect on earnings per share.

Note 4 - Loans The composition of the loan portfolio on March 31 is detailed below:
(Dollars in thousands)		2004	2003

Commercial:
Commercial, financial and industrial		$ 4,638,980	$ 4,191,259
Real estate commercial		999,831	1,081,480
Real estate construction		701,574	592,556
Retail:
Real estate residential		6,832,121	5,143,403
Real estate construction		591,941	376,201
Other retail		195,478	269,017
Credit card receivables		252,195	255,855

Loans, net of unearned income		14,212,120	11,909,771
Allowance for loan losses		160,685	144,484

Total net loans		$ 14,051,435	$ 11,765,287

The following table presents information concerning nonperforming loans on March 31:

(Dollars in thousands)		2004	2003

Impaired loans		$ 31,232	$ 46,717
Other nonaccrual loans		16,015	17,662

Total nonperforming loans		$ 47,247	$ 64,379

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

		Three Months Ended March 31

(Dollars in thousands)		2004	2003

Total interest on impaired loans		$ 93	$ 103
Average balance of impaired loans		31,829	51,814

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2004 and 2003, is summarized as follows:

(Dollars in thousands)	Non-Impaired	Impaired	Total

Balance on December 31, 2002	$ 129,229	$ 15,069	$ 144,298
Provision for loan losses	23,027	4,423	27,450
Charge-offs	(23,213)	(7,648)	(30,861)
Loan recoveries	2,967	630	3,597

Net charge-offs	(20,246)	(7,018)	(27,264)

Balance on March 31, 2003	$ 132,010	$ 12,474	$ 144,484

Balance on December 31, 2003	$ 149,153	$ 11,180	$ 160,333
Provision for loan losses	13,344	885	14,229
Loans transferred to held for sale	(2,087)	-	(2,087)
Charge-offs	(13,240)	(2,845)	(16,085)
Loan recoveries	3,477	818	4,295

Net charge-offs	(9,763)	(2,027)	(11,790)

Balance on March 31, 2004	$ 150,647	$ 10,038	$ 160,685

Note 5 - Business Segment Information

FHN provides traditional retail/commercial banking and other financial services to its customers through various regional and national business lines, including First Tennessee Banking Group, First Horizon, FTN Financial, Transaction Processing, and Corporate. First Tennessee Banking Group includes the Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card and Cash Management. This segment offers traditional banking financial services and products, commercial insurance and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals. First Horizon includes First Horizon Home Loans, First Horizon Equity Lending and the Northern Virginia financial centers. FTN Financial includes Capital Markets, Equity Research, Investment Banking, Strategic Alliances, and Correspondent Services. Transaction Processing includes credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services. The Corporate segment includes unallocated corporate expenses and expense on trust preferred and REIT preferred stock (see also Note 1 - Financial Information). A portion of FHN's funds transfer credit associated with allocated capital is also included in the Corporate segment's net interest income.

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

	Three Months Ended
	March 31

(Dollars in thousands)	2004	2003

Consolidated
Net interest income, FTE*	$196,302	$ 194,613
Provision	14,229	27,450
Noninterest income	370,125	442,178
Noninterest expense	371,976	427,364

Pre-tax income, FTE*	180,222	181,977
Income taxes, FTE*	60,951	62,948

Net income	$119,271	$ 119,029

Average assets	$24,894,010	$ 23,315,468

*Fully taxable-equivalent adjustment	$293	$ 333

First Horizon
Net interest income, FTE*	$80,920	$ 74,268
Provision	3,719	11,781
Noninterest income	137,505	201,788
Noninterest expense	123,229	145,783

Pre-tax income, FTE*	91,477	118,492
Income taxes, FTE*	33,915	43,812

Net income	$57,562	$ 74,680

Average assets	$10,180,126	$ 9,577,496

* Fully taxable-equivalent basis.
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 5 - Business Segment Information (continued)

	Three Months Ended
	March 31

(Dollars in thousands)	2004	2003

First Tennessee Banking Group
Net interest income, FTE*	$105,062	$104,484
Provision	9,686	15,941
Noninterest income	82,651	73,128
Noninterest expense	124,813	126,078

Pre-tax income, FTE*	53,214	35,593
Income taxes, FTE*	13,534	8,537

Net income	$39,680	$27,056

Average assets	$11,580,614	$10,614,410

FTN Financial
Net interest income, FTE*	$8,780	$9,077
Provision	824	(272)
Noninterest income	119,730	141,938
Noninterest expense	90,475	104,993

Pre-tax income, FTE*	37,211	46,294
Income taxes, FTE*	14,140	17,591

Net income	$23,071	$28,703

Average assets	$2,432,724	$2,275,000

Transaction Processing
Net interest income, FTE*	$4,014	$4,441
Noninterest income	30,103	25,323
Noninterest expense	25,709	25,520

Pre-tax income, FTE*	8,408	4,244
Income taxes, FTE*	3,195	1,613

Net income	$5,213	2,631

Average assets	$631,191	$680,364

Corporate
Net interest income, FTE*	$(2,474)	$2,343
Noninterest income	136	1
Noninterest expense	7,750	24,990

Pre-tax income, FTE*	$(10,088)	$(22,646)
Income taxes, FTE*	(3,833)	(8,605)

Net income	$(6,255)	$(14,041)

Average assets	$69,355	$168,198

* Fully taxable-equivalent basis. Certain previously reported amounts have been reclassified to agree with current presentation.

Note 6 - Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Statements of Condition:

		Other
(Dollars in thousands)	Goodwill	Intangibles*

Balance on December 31, 2002	$ 164,617	$ 29,648
Amortization expense	-	(1,774)
Acquisitions**	3,940	5,258

Balance on March 31, 2003	$ 168,557	$ 33,132

Balance on December 31, 2003	$ 174,807	$ 38,742
Amortization expense	-	(2,171)
Acquisitions**	970	787

Balance on March 31, 2004	$ 175,777	$ 37,358

* Represents premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.
** Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $102.0 million on March 31, 2004, net of $64.7 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2004 is expected to be $6.1 million and is expected to be $6.6 million, $5.1 million, $5.0 million and $4.4 million for the twelve-month periods of 2005, 2006, 2007 and 2008, respectively.

The following is a summary of goodwill detailed by reportable segments for the three months ended March 31:

	First Tennessee	First	FTN	Transaction
(Dollars in thousands)	Banking Group	Horizon	Financial	Processing	Total

December 31, 2002	$ 88,070	$ 52,378	$ 13,294	$ 10,875	$ 164,617
Acquisitions*	-	630	-	3,310	3,940

March 31, 2003	$ 88,070	$ 53,008	$ 13,294	$ 14,185	$ 168,557

December 31, 2003	$ 84,217	$ 51,988	$ 13,294	$ 25,308	$ 174,807
Acquisitions*	53	661	-	256	970

March 31, 2004	$ 84,270	$ 52,649	$ 13,294	$ 25,564	$ 175,777

* Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 7 - Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights (MSRs), net of accumulated amortization, included in the Consolidated Statements of Condition:

(Dollars in thousands)

Balance on December 31, 2002	$ 440,482
Addition of mortgage servicing rights	129,230
Amortization	(31,060)
Market value adjustments	(7,109)
Sales of mortgage servicing rights	(6,241)
Impairment	(42,461)

Balance on March 31, 2003	$ 482,841

Balance on December 31, 2003	$ 795,938
Addition of mortgage servicing rights	59,393
Amortization	(34,001)
Market value adjustments	(97,844)
Impairment	(14,596)

Balance on March 31, 2004	$ 708,890

The MSRs on March 31, 2004 and 2003, had estimated market values of approximately $738.2 million and $514.1 million, respectively. These balances represent the rights to service approximately $66.0 billion and $53.1 billion of mortgage loans on March 31, 2004 and 2003, respectively. On March 31, 2004 and 2003, valuation allowances due to impairment of $32.3 million and $45.1 million were required, respectively.

Estimated MSRs amortization expense for the twelve-month periods ending March 31, 2005, 2006, 2007, 2008 and 2009 are $118.3 million, $101.7 million, $84.7 million $70.1 million and $57.9 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

For purposes of impairment evaluation and measurement, the MSRs are stratified based on the predominant risk characteristics of the underlying loans. These strata currently include adjustable and fixed-rate loans. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues. A quarterly value impairment analysis is performed using a discounted cash flow methodology that is disaggregated by predominant risk characteristics. Impairment, if any, is recognized through a valuation allowance for individual strata. However, if the impairment is determined to be other than temporary, a direct write-off of the asset is made.

Note 8 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of March 31, 2004, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA's Total Capital, Tier 1 Capital and Leverage ratios were 11.65 percent, 8.69 percent and 7.24 percent, respectively, on March 31, 2004, and were 11.32 percent, 9.03 percent and 6.94 percent, respectively, on March 31, 2003.

	First Horizon National			First Tennessee Bank
	Corporation			National Association

(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On March 31, 2004:
Actual:
Total Capital	$ 2,718,317		13.32%	$ 2,456,368		12.12%
Tier 1 Capital	1,963,304		9.62	1,805,933		8.91
Leverage	1,963,304		7.97	1,805,933		7.39

For Capital Adequacy Purposes:
Total Capital	1,632,649	>	8.00	1,620,939	>	8.00
Tier 1 Capital	816,324	>	4.00	810,469	>	4.00
Leverage	985,647	>	4.00	978,068	>	4.00
To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital	2,040,811	>	10.00	2,026,173	>	10.00
Tier 1 Capital	1,224,486	>	6.00	1,215,704	>	6.00
Leverage	1,232,059	>	5.00	1,222,585	>	5.00

On March 31, 2003:
Actual:
Total Capital	$ 2,086,648		11.85%	$ 2,008,428		11.54%
Tier 1 Capital	1,628,600		9.25	1,583,395		9.10
Leverage	1,628,600		7.06	1,583,395		6.99

For Capital Adequacy Purposes:
Total Capital	1,408,266	>	8.00	1,391,742	>	8.00
Tier 1 Capital	704,133	>	4.00	695,871	>	4.00
Leverage	922,427	>	4.00	905,913	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital	1,760,333	>	10.00	1,739,677	>	10.00
Tier 1 Capital	1,056,200	>	6.00	1,043,806	>	6.00
Leverage	1,153,034	>	5.00	1,132,391	>	5.00

Note 9 - Pension and Other Employee Benefits

Pension plan. The majority of employees of FHN are covered by a noncontributory, defined benefit pension plan. Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65. The annual funding is based on an actuarially determined amount using the entry age cost method.

Other employee benefits. FHN provides postretirement medical insurance to full-time employees retiring under the provisions of the FHN Pension Plan. The postretirement medical plan is contributory with retiree contributions adjusted annually. The plan is based on criteria that are a combination of the employee's age and years of service and utilizes a two-step approach. For any employee retiring on or after January 1, 1995, FHN will contribute a fixed amount based on years of service and age at time of retirement. FHN's postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Staff Position (FSP) FAS 106-1 allows either immediate recognition or deferred recognition. FHN elected to defer recognition and will not recognize the effect of the Act until the earlier of: (1) when the underlying accounting issues are resolved by FASB; or (2) when plan costs have to be remeasured (e.g. for a plan amendment).

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Postretirement Benefits

(Dollars in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$ 3,449	$ 3,208	$ 181	$ 183
Interest cost	4,814	4,488	483	438
Expected return on plan assets	(7,867)	(6,661)	(406)	(344)
Amortization of prior service cost	171	184	(44)	(44)
Recognized losses/(gains)	897	159	-	-
Amortization of transition obligation or asset	-	(5)	247	247

Net periodic cost/(benefit)	$ 1,464	$ 1,373	$ 461	$ 480

FHN contributed $.6 million to the other employee benefit plan in first quarter 2004 and does not anticipate making any further contributions to this plan during 2004. FHN contributed $27.8 million to the pension plan on April 30, 2004, and does not anticipate making any further contributions to this plan during 2004.

Note 10 - Term Borrowings

The following table presents information pertaining to term borrowings (debt with original maturities greater than one year) for FHN and its subsidiaries on March 31:

(Dollars in thousands)	2004	2003

First Tennessee Bank National Association:
Subordinated notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 -- 4.625%	$ 266,960	$ -
Matures on December 1, 2008 -- 5.75%	144,482	140,767
Matures on April 1, 2008 -- 6.40%	89,719	89,648
Bank notes:*
Matures on September 22, 2005 -- 1.05%	300,000	-
Matures on June 30, 2004 -- 1.06%	174,994	-
Matures on October 8, 2004 --1.23% and 1.47% on
March 31, 2004 and 2003, respectively	149,984	149,955
Matures on August 5, 2005 -- 1.10%	100,000	-
Matures on June 1, 2005-- 1.12%	100,000	-
Matures on July 28, 2005-- 1.09%	100,000	-
Matures on May 3, 2005 -- 1.13%	99,989	-
Matures on June 30, 2005 -- 1.15%	99,988	-
Matures on November 26, 2004 -- 1.20% and 1.42% on
March 31, 2004 and 2003, respectively	74,990	74,975
Matures on July 6, 2004 -- 1.35% and 1.58% on
March 31, 2004 and 2003, respectively	59,992	59,964
Matures on July 9, 2004 -- 1.34% and 1.59% on
March 31, 2004 and 2003, respectively	50,000	50,000
Matures on March 6, 2007 -- 1.35% and 1.56% on
March 31, 2004 and 2003, respectively	49,944	49,925
Matured on January 21, 2004 -- 1.33% on March 31, 2003	-	100,000
Matured on October 6, 2003 -- 1.36% on March 31, 2003	-	150,000
Matured on April 17, 2003 -- 1.35% on March 31, 2003	-	50,000
Matured on May 23, 2003 -- 1.47% on March 31, 2003	-	19,999
Federal Home Loan Bank borrowings**	3,826	4,110
Other***	1,539	6,692
First Horizon National Corporation:
Subordinated capital notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 -- 4.50%	106,822	-
Matures on November 15, 2005 -- 6.75%	22,856	74,785
Subordinated notes:
Matures on January 6, 2027 -- 8.07%	103,798	N/A
Matures on April 15, 2034 -- 6.30%	200,360	-
FT Real Estate Securities Company, Inc.
Cumulative preferred stock (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on March 31, 2031 -- 9.50%	45,166	N/A
First National Bank of Springdale:
Federal Home Loan Bank borrowings**	-	9,197

Total	$ 2,345,409	$ 1,030,017

*	FTBNA has an ongoing bank note program under which the bank may offer an aggregate principal amount of up to $3.0 billion. Bank notes with original maturities of one year or less are included in other short-term borrowings. Bank notes with original maturities greater than one year are classified as term borrowings. On March 31, 2004, unused term-borrowing capacity under this program was $.5 billion.
**	The Federal Home Loan Bank (FHLB) borrowings were issued with fixed interest rates and have remaining terms of 5 to 25 years. These borrowings had weighted average interest rates of 4.25 percent and 4.40 percent for FTBNA on March 31, 2004 and March 31, 2003, respectively, and 4.49 percent for Springdale on March 31, 2003.
***	Other long-term debt is comprised of unsecured obligations issued with fixed interest rates and have remaining terms of approximately one year. These borrowings had weighted average interest rates of 5.00 percent and 4.60 percent on March 31, 2004 and March 31, 2003, respectively.

Note 10 - Term Borrowings (continued)

Effective July 1, 2003, FHN adopted Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and classified its mandatorily redeemable preferred stock of subsidiary ($45.1 million on July 1, 2003) as term borrowings. As required by SFAS No. 150 prior periods were not restated.

Effective December 31, 2003, FHN adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", and deconsolidated its subsidiary, First Tennessee Capital I (Capital I), which has issued $100.0 million of capital securities that are fully and unconditionally guaranteed by FHN. As a result of this deconsolidation the capital securities are no longer included on FHN's balance sheet. However, $103.1 million of junior subordinated debentures issued by FHN to Capital I is no longer eliminated in consolidation and appears in term borrowings as of December 31, 2003.

Annual principal repayment requirements as of March 31, 2004, are as follows:

(Dollars in thousands)

2004	$ 511,753
2005	823,182
2006	285
2007	50,285
2008	231,910
2009 and after	708,751

All subordinated notes are unsecured and are subordinate to other present and future senior indebtedness. FTBNA's subordinated notes and FHN's subordinated capital notes qualify as Tier 2 risk-based capital under the Federal Reserve Board and Office of the Comptroller of the Currency guidelines for assessing capital adequacy. The subordinated and bank notes may not be redeemed or prepaid prior to maturity.

Note 11 - Guaranteed Preferred Beneficial Interests in First Horizon's Junior Subordinated Debentures

On December 30, 1996, FHN, through its underwriters, sold to institutional investors $100 million of capital securities. First Tennessee Capital I (Capital I), a Delaware business trust wholly owned by FHN, issued $100 million of Capital Securities, Series A at 8.07 percent. The proceeds were upstreamed to FHN as junior subordinated debt. FHN has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital I's obligations with respect to the capital securities. The sole asset of Capital I is $103 million of junior subordinated debentures issued by FHN. These junior subordinated debentures also carry an interest rate of 8.07 percent. Both the capital securities of Capital I and the junior subordinated debentures of FHN will mature on January 6, 2027; however, under certain circumstances, the maturity of both may be shortened to a date not earlier than January 6, 2017. The capital securities qualify as Tier 1 capital and have historically been presented in the Consolidated Statements of Condition as "Guaranteed preferred beneficial interests in First Horizon's junior subordinated debentures." Effective December 31, 2003, FHN adopted FIN-46 which required the deconsolidation of Capital I and also resulted in the junior subordinated debentures no longer being eliminated in consolidation. The junior subordinated debentures are included in the Consolidated Statements of Condition in "Term borrowings" (see Note 10 - Term Borrowings).

During first quarter 2004, FHN, through its underwriter, sold $200 million of capital securities. First Tennessee Capital II (Capital II), a Delaware business trust wholly owned by FHN, issued $200 million of Capital Securities, Series B at 6.30 percent. The proceeds were upstreamed to FHN as junior subordinated debt. FHN has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital II's obligations with respect to the capital securities. The sole asset of Capital II is $206 million of junior subordinated debentures issued by FHN. These junior subordinated debentures also carry an interest rate of 6.30 percent. Both the capital securities of Capital II and the junior subordinated debentures of FHN will mature on April 15, 2034, however, under certain circumstances, the maturity of both may be shortened to a date not earlier than April 15, 2009. The capital securities qualify as Tier 1 capital.

PART II ITEM 2. FIRST HORIZON NATIONAL CORPORATION - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL INFORMATION

First Horizon National Corporation (FHN), formerly First Tennessee National Corporation, is a nationwide, financial services institution. From a small community bank chartered in 1864, FHN has grown to be one of the top 30 largest bank holding companies in terms of revenue in the United States.

FHN Facts:

  Achieved earnings of $119.3 million or $.92 diluted earnings per share for first quarter 2004

  Had $27.1 billion in assets and $6.0 billion in market capitalization on March 31, 2004

  Is listed in Standard and Poor's 500 Index, one of the most widely watched benchmarks of the stock market's performance

  Enjoys customers that are among the most loyal of the top financial institutions in the country

  Fortune magazine's list of one of the "100 Best Companies to Work For" for the seventh consecutive year

  Named to the AARP Best Employers for Workers over 50 list

  Ninth straight year on Working Mother magazine's annual list of the 100 Best Companies for Working Mothers

FHN provides a broad array of financial services to its customers through various regional and national business lines. The combined strengths of our business lines create an extensive range of financial products and services.

Business Lines:

  First Horizon helps provide home ownership through First Horizon Home Loans, one of the 15 largest providers of mortgage loans to consumers, which operates offices in 41 states. In addition First Horizon provides Equity Lending, Investments, Insurance, Financial Planning and Retail/Commercial Banking to its customers. The First Horizon Bank division recently opened four financial centers in Northern Virginia. Other First Horizon financial centers will open in markets where First Horizon Home Loans has established a customer base.

  First Tennessee Banking Group offers financial products to retail and commercial customers through its Retail/Commercial Bank, Investments, Insurance, Financial Planning, Trust Services, Asset Management, Credit Card and Cash Management divisions. This business line offers traditional financial services and products, commercial insurance and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals.

  FTN Financial provides a full spectrum of financial services for the investment and banking communities through the integration of Capital Markets, Equity Research, Investment Banking, Correspondent Services, and Strategic Alliances.

  Transaction Processing provides credit card merchant processing, nationwide bill payment processing, check clearing operations and other products and services.

For the purpose of this management discussion and analysis (MD&A), earning assets, including loans, have been expressed as averages, net of unearned income. The following financial discussion should be read with the accompanying consolidated financial statements and notes. In addition to the four major business lines, FHN's segments include the Corporate segment, which contains unallocated corporate expenses and expense on trust preferred and REIT preferred securities. A portion of FHN's funds transfer credit associated with allocated capital is also included in the Corporate segment's net interest income.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis may contain forward-looking statements with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words "believe", "expect", "anticipate", "intend", "estimate", "should", "is likely", "will", "going forward", and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geo-political developments including possible terrorist activity; effectiveness of FHN's hedging practices; technology; and new products and services in the industries in which FHN operates. Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time.

FINANCIAL SUMMARY

The first quarter earnings of $.92 diluted earnings per share, a penny higher than last year, represented an important, planned transition from last year's operating environment which included high refinancing activities and increased cash flows in investment portfolios. As originations from refinancing activity fell 55 percent from last year's level, First Horizon's earnings fell 23 percent or $26.9 million. Additionally, FTN Financial's earnings were off 20 percent or $9.1 million, as investment portfolio cash flows slowed from peak levels last year. Despite these impacts, earnings were still up from last year's levels with First Tennessee Banking Group's and Transaction Processing's earnings improving as expected. Combined, these two segments created $21.8 million more in earnings than last year as the business environment improved, incremental investment spending declined and created returns, and asset quality costs declined. The remaining earnings balance was achieved by reducing discretionary corporate spending by $14 million. In total, the net of these impacts enabled earnings to remain relatively stable while share repurchases were the primary driver on the additional $.01 in earnings per share reported this quarter.

National expansion initiatives continue to grow, adding $26 million in revenues over last year's first quarter, an 81 percent growth rate. This revenue increase reflects 64 percent growth in the consumer lending portfolio and 50 percent growth in the construction lending portfolio. The national expansion strategy continues to produce results from cross-sell efforts, expansion of the sales force, and the recent opening of financial centers have successfully created revenue growth from banking products sold outside of Tennessee.

Earnings for first quarter 2004 were $119.3 million, or $.92 diluted earnings per share. This compares to 2003's first quarter earnings of $119.0 million, or $.91 diluted earnings per share. Return on average shareholders' equity and return on average assets for first quarter 2004 were 25.6 percent and 1.93 percent, respectively, and were 27.7 percent and 2.07 percent for first quarter 2003. Total assets were $27.1 billion, shareholders' equity was $1.9 billion and market capitalization was $6.0 billion on March 31, 2004, compared to $24.8 billion, $1.8 billion and $5.0 billion, respectively, on March 31, 2003.

INCOME STATEMENTS ANALYSIS - FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

Total revenue decreased 11 percent to $566.1 million from $636.5 million in first quarter 2003, with a 16 percent decrease in noninterest income and a 1 percent increase in net interest income.

NONINTEREST INCOME

Noninterest income provides the majority of FHN's revenue. During first quarter 2004 noninterest income decreased to $370.1 million from $442.2 million, and contributed 65 percent to total revenue in first quarter 2004 compared with 69 percent in first quarter 2003.

Mortgage Banking

First Horizon Home Loans, an indirect subsidiary of FHN and the major component of the First Horizon business segment, offers residential mortgage banking products and services to customers. First Horizon originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (correspondent brokers) for sale to secondary market investors and subsequently services the majority of those loans.

Secondary marketing activities include net origination fees, gains or losses from secondary marketing trading, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized value of the mortgage servicing rights (MSRs). Origination fees, net of costs, and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer (see Other - Further Interpretations of SFAS No. 133). First Horizon employs hedging strategies intended to counter a change in the value of its MSRs through changing interest rate environments (see Critical Accounting Policies). MSRs hedge gains/(losses) reflect effects of hedging including servicing rights net value changes (see Other - Accounting for Derivative Instruments and Hedging Activities). Other income includes income from the foreclosure repurchase program, gains from periodic sales of GNMA servicing, and other miscellaneous items. Mortgage trading securities gains/(losses) relate to market value adjustments primarily on interest-only strips that are classified as trading securities and related hedges. As shown in Table 1, total mortgage banking noninterest income decreased 33 percent in 2004.

Table 1 - Mortgage Banking

	Three Months Ended
	March 31

(Dollars and volumes in millions)	2004	2003	Percent Change (%)

Noninterest income:
Secondary marketing activities	$ 100.9	$ 169.1	40.3 -
Mortgage servicing fees	54.4	45.4	19.9 +
MSRs net hedge results*	21.3	37.3	42.7 -
Other income	2.2	15.6	86.1 -
Mortgage trading securities net gains	1.3	2.1	39.7 -
Amortization of MSRs	(34.0)	(31.1)	9.5 +
MSRs impairment loss	(14.6)	(42.5)	65.6 -

Total mortgage noninterest income	$ 131.5	$ 195.9	32.8 -

Refinance originations	$ 4,069.2	$ 9,077.1	55.2 -
New loan originations	2,963.6	2,431.5	21.9 +

Mortgage loan originations	$ 7,032.8	$ 11,508.6	38.9 -

Servicing portfolio	$ 70,317.2	$ 58,179.4	20.9 +

* MSRs net hedge results represent the net gain or loss resulting from the change in value of the hedged component of
MSRs and the offsetting change in value of servicing hedges.
Certain previously reported amounts have been reclassified to agree with current presentation.

Mortgage loan origination volumes in first quarter 2004 were $7.0 billion compared to $11.5 billion in 2003. Given the industry-wide decline in refinance volume, the decrease in production volume was expected. However, home purchase related originations grew 22 percent from first quarter 2003, to $3.0 billion, demonstrating First Horizon's success in executing its strategy to grow the purchase market. Refinance activity represented 58 percent of total originations during first quarter 2004 compared to 79 percent last year. Loans securitized and sold into the secondary market decreased 44 percent to $6.4 billion as origination volume slowed. Net revenue from originating and selling mortgage loans (generally driven by origination volumes and loans securitized and sold) decreased 40 percent to $100.9 million compared to $169.1 million in first quarter 2003.

Included in this quarter's net revenue from originating and selling real estate loans are $5.0 million of net gains from the securitization of approximately $300 million of home equity lines of credit (HELOCs). Successful cross-sell strategies through First Horizon's national delivery channels have resulted in growth of HELOCs, and First Horizon will continue to securitize certain of these loans on a periodic basis for funding and other strategic reasons.

The mortgage-servicing portfolio was $70.3 billion on March 31, 2004, an increase of 21 percent compared to $58.2 billion on March 31, 2003. Total fees associated with mortgage servicing increased 20 percent to $54.4 million due to the growth in the servicing portfolio and the favorable impact of lower prepayment activity. Servicing fees were negatively impacted by a lower percentage of GNMA mortgages, which earn higher servicing fees. Additionally, as a result of improvements in processes and technology, productivity improved resulting in a 21 percent reduction of servicing costs to $62 per loan.

MSRs amortization was $34.0 million for first quarter 2004 compared with $31.1 million in first quarter 2003. In first quarter 2004 MSRs impairment losses decreased to $14.6 million compared to a $42.5 million loss in first quarter 2003 and in both periods impairment losses were mitigated in part by net MSRs hedging gains (including the effect of time decay) of $21.3 million in first quarter 2004 compared to $37.3 million net gains in first quarter 2003. This positive net change was brought about by the interest rate environment in first quarter 2004 versus 2003 which also resulted in 40 percent lower servicing portfolio prepayments.

Capital Markets

Capital markets noninterest income, the major component of revenue in the FTN Financial segment, is primarily generated from the purchase and sale of securities as both principal and agent and from investment banking, portfolio advisory and equity research services. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in interest rates.

For first quarter 2004, capital markets noninterest income decreased 16 percent to $117.9 million from $139.6 million in 2003. This decline in revenue reflects the impact that the changing environment had on demand for capital market's products and services as the customer base purchased less fixed income securities due to less cash flow from mortgage-backed securities prepayments, increased loan demand on depository institutions as the economy began to recover, and temporary delays in investment decisions in anticipation of higher interest rates. As a result, noninterest income from depository institutions had the most significant decline of 29 percent in 2004 and represented 43 percent of capital markets noninterest income compared to 51 percent in 2003. Revenues from non-depository institutions proved to be more stable, declining only 12 percent and represented 28 percent of capital markets noninterest income compared to 27 percent in 2003. Noninterest income from other products and services, which includes investment banking, equity research and sales, and portfolio advisory services, increased 10 percent and represented 29 percent of capital markets noninterest income in 2004 compared to 22 percent in 2003.

Table 2 - Capital Markets

	Three Months Ended
	March 31		Growth

(Dollars in millions)	2004	2003	Rate (%)

Noninterest income:
Fixed income - depository	$ 50.4	$ 70.7	28.7 -
Fixed income - non-depository	33.6	38.0	11.6 -
Other products/services	33.9	30.9	9.7 +

Total capital markets noninterest income	$ 117.9	$ 139.6	15.6 -

Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income

Merchant processing noninterest income increased 33 percent to $16.7 million primarily due to acquisitions and limited recovery in the hospitality industry as transactions processed increased 21 percent. During the first quarter 2004, noninterest income was also impacted by a divestiture gain of $2.0 million resulting from an earn-out on the fourth quarter 2003 sale of certain merchant relationships. Noninterest income from insurance premiums and commissions increased 13 percent to $16.4 million in first quarter 2004 primarily due to Synaxis, a wholly-owned insurance broker, which experienced increased revenues from internal expansion and the 2003 acquisition of an insurance agency. Noninterest income from deposit transactions and cash management increased 4 percent primarily due to an increase in return check charges. Securities gains/(losses) provided a favorable impact to noninterest income with $.9 million net securities gains in first quarter 2004 from the sale of investment securities compared to $1.1 million net securities losses in first quarter 2003 from other-than-temporary impairment of equity investments held by FHN's venture capital subsidiaries.

NET INTEREST INCOME

During first quarter 2004 net interest income increased 1 percent to $196.0 million from $194.3 million in 2003. Net interest income was positively impacted by growth in the retail and commercial lending portfolios. First National Bank of Springdale (FNBS), which was divested on December 31, 2003, contributed $3.0 million to net interest income in first quarter 2003. Partially mitigating the favorable impact of loan growth was a decline in net interest income on loans held for sale reflecting the impact of a smaller mortgage warehouse and a lower net interest spread on the warehouse resulting from lower mortgage rates compared to first quarter 2003. Net interest income was also negatively impacted by compression in the net interest margin resulting from the repricing of assets to lower yields while liability rates have become less sensitive to rate movements and due to a change in the mix of the loan portfolio to a higher percentage of floating rate products.

The consolidated margin decreased to 3.68 percent in 2004 compared with 3.98 percent for the same period in 2003. The activity levels and related funding for FHN's mortgage production and servicing and capital markets activities affect the margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSRs. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which reduces the term and accordingly the interest income earned on these positions. As a result, FHN's consolidated margin cannot be readily compared to that of other bank holding companies.

Table 3 - Net Interest Margin

	Three Months Ended
	March 31

	2004	2003

Consolidated Yields and Rates:
Investment securities	4.23%	4.97%
Loans, net of unearned	4.85	5.42
Other earning assets	4.51	4.77

Yields on earning assets	4.70	5.18

Interest bearing core deposits	1.27	1.52
CD's over $100,000	1.21	1.54
Fed funds purchased and repos	.88	1.09
Commercial paper and other short-term borrowings	3.30	3.45
Long-term debt	2.08	3.01

Rates paid on interest-bearing liabilities	1.32	1.60

Net interest spread	3.38	3.58
Effect of interest-free sources	.24	.34
Loan fees	.06	.07
FRB interest and penalties	-	(.01)

FHN - NIM	3.68%	3.98%

NONINTEREST EXPENSE

Total noninterest expense for first quarter 2004 decreased 13 percent to $372.0 million from $427.4 million in 2003. Noninterest expense in first quarter 2003 included approximately $35 million of discretionary spending on cost savings and revenue enhancing initiatives. In addition, expenses in FTN Financial and First Horizon fluctuate based on the type and level of activity. Going forward, FTN Financial and First Horizon will continue to influence the level of noninterest expense (see also Business Line Review for additional information).

Personnel expense decreased 9 percent to $238.2 million from $261.9 million in 2003. This decrease is primarily due to lower activity levels in FTN Financial in first quarter 2004 and $11.7 million of expense in 2003 resulting from modifications in and funding of an old deferred compensation plan, primarily for retirees. Higher personnel costs in First Tennessee Banking Group were largely attributable to commissions and incentives associated with higher product-related revenues.

All other expense decreased 33 percent to $65.6 million in 2004 from $97.2 million. All other expense was favorably impacted by a decline in losses on foreclosed real estate and by a reduction in contract employment expense. Also impacting the decline was a loss of approximately $14 million in first quarter 2003 associated with the termination of a lease arrangement with a single-purpose entity for First Horizon Home Loan's main office headquarters.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to operating earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to assess the adequacy of the loan loss allowance and to determine the amount of provision to be recognized. The provision for loan losses decreased 48 percent to $14.2 million in 2004 compared to $27.5 million in 2003. The improvement in first quarter 2004's provision is related to the positive shift in the mix of the loan portfolio. The risk profile of the retail loan portfolio improved as the mix shifted to a greater concentration of high credit score products. Also impacting the risk profile of this portfolio was the transfer of certain higher risk residential mortgage loans to held for sale in 2003. The decline in provision also reflects the substantial resolution in 2003 of a credit loss related to a large real estate project. The risk profile of the commercial loan portfolio improved as indicated by current lower levels of watch and classified loans. Net charge-offs decreased to $11.8 million in first quarter 2004 compared to $27.3 million in first quarter 2003. Net charge-offs were impacted in first quarter 2004 by improvement in both the consumer and commercial loan portfolios. Nonperforming assets were $77.5 million on March 31, 2004, compared to $78.4 million on March 31, 2003.

Table 4 - Asset Quality Information

	March 31

(Dollars in thousands)	2004	2003

Lending Activities*:
Nonperforming loans	$37,707	$ 52,690
Foreclosed real estate	20,116	9,684
Other assets	336	57

Total Lending Activities	58,159	62,431

Mortgage Production Activities*:
Nonperforming loans - held for sale	9,157	7,139
Nonperforming loans - loan portfolio	383	4,550
Foreclosed real estate	9,761	4,245

Total Mortgage Production Activities	19,301	15,934

Total nonperforming assets	$77,460	$ 78,365

Loans and leases 30 to 89 days past due	$72,441	$ 99,135
Loans and leases 90 days past due	31,167	36,794
Potential problem assets**	112,808	127,954

Total loans, net of unearned income	$14,212,120	$ 11,909,771
Insured loans	(631,823)	(503,160)

Loans excluding insured loans	$13,580,297	$ 11,406,611

Off-balance sheet commitments***	$5,294,069	$ 3,848,048

	First Quarter

	2004	2003

Allowance for loan losses:
Beginning balance on December 31	$ 160,333	$ 144,298
Provision for loan losses	14,229	27,450
Loans transferred to held for sale	(2,087)	-
Charge-offs	(16,085)	(30,861)
Loan recoveries	4,295	3,597

Ending balance on March 31	$ 160,685	$ 144,484

Reserve for off-balance sheet commitments	$ 7,001	$ 6,083
Total reserve for allowance for loan losses and off-balance sheet commitments	$ 167,686	$ 150,567

	March 31

	2004	2003

Allowance to total loans	1.13%	1.21%
Allowance to loans excluding insured loans	1.18	1.27
Allowance to nonperforming loans in the loan portfolio	422	252
Nonperforming assets to loans, foreclosed real estate
and other assets (Lending Activities only)	.42	.54
Nonperforming assets to unpaid principal balance of
servicing portfolio (Mortgage Production Activities only)	.03	.03

*	Lending activities include all activities associated with the loan portfolio. Mortgage production includes activities associated with the mortgage warehouse. Provision was negatively impacted by $3.1 million in 2003 related to the transfer of certain retail loans to held for sale.
**	Includes loans and leases 90 days past due.
***	Amount of off-balance sheet commitments for which a reserve has been provided.

Table 5 - Net Charge-off Ratios *

	Three Months Ended
	March 31

	2004	2003

Commercial	.16%	.57%
Retail real estate**	.25	.99
Other retail	1.22	2.26
Credit card receivables	6.19	4.51
Total net charge-offs	.34	.95

*	Table 6 provides information on the relative size of each loan portfolio.
**	Excludes 1.9 million of net charge-offs in 2003 related to loans classified as nonperforming from the warehouse and the repurchase of loans originated and previously sold by First Horizon Home Loans.

BUSINESS LINE REVIEW

FIRST HORIZON

Pre-tax income for First Horizon decreased 23 percent to $91.5 million for first quarter 2004, compared to $118.4 million for first quarter 2003. Total revenues were $218.4 million in first quarter 2004, a decrease of 21 percent from $276.0 million in first quarter 2003.

Net interest income increased 9 percent to $80.9 million in first quarter 2004 from $74.2 million in first quarter 2003. Net interest income on the retail lending portfolio increased $16.4 million primarily due to an increase of 64 percent in retail loans, including home equity lines of credit and second liens, which averaged $4.8 billion in first quarter 2004 compared to $2.9 billion in first quarter 2003. Construction lending contributed $3.3 million to the growth in net interest income as the construction loan portfolio grew 50 percent to $.9 billion in first quarter 2004. Partially mitigating these increases was a decline in net interest income on the warehouse reflecting the impact of a smaller warehouse, which decreased 24 percent on average to $3.1 billion in first quarter 2004 from $4.1 billion in first quarter 2003, and a lower net interest spread on the warehouse which was negatively impacted by lower mortgage rates compared to first quarter 2003.

Noninterest income decreased 32 percent to $137.5 million in first quarter 2004 compared to $201.8 million in first quarter 2003. Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and MSRs net hedge gains or losses. Total noninterest income is net of amortization, impairment and other expenses related to MSRs and related hedges.

Mortgage loan origination volumes in first quarter 2004 were $7.0 billion compared to $11.5 billion in 2003. Given the industry-wide decline in refinance volume, the decrease in production volume was expected. However, home purchase related originations grew 22 percent from first quarter 2003, to $3.0 billion, demonstrating First Horizon's success in executing its strategy to grow the purchase market. Refinance activity represented 58 percent of total originations during first quarter 2004 compared to 79 percent last year. Loans securitized and sold into the secondary market decreased 44 percent to $6.4 billion as origination volume slowed. Net revenue from originating and selling mortgage loans (generally driven by origination volumes and loans securitized and sold) decreased 40 percent to $100.9 million compared to $169.1 million in first quarter 2003.

Included in this quarter's net revenue from originating and selling real estate loans are $5.0 million of net gains from the securitization of approximately $300 million of home equity lines of credit (HELOCs). Successful cross-sell strategies through First Horizon's national delivery channels have resulted in growth of HELOCs, and First Horizon will continue to securitize certain of these loans on a periodic basis for funding and other strategic reasons.

The mortgage-servicing portfolio was $70.3 billion on March 31, 2004, an increase of 21 percent compared to $58.2 billion on March 31, 2003. Total fees associated with mortgage servicing increased 20 percent to $54.4 million due to the growth in the servicing portfolio and the favorable impact of lower prepayment activity. Servicing fees were negatively impacted by a lower percentage of GNMA mortgages, which earn higher servicing fees. Additionally, as a result of improvements in processes and technology, productivity improved resulting in a 21 percent reduction of servicing costs to $62 per loan.

MSRs amortization was $34.0 million for first quarter 2004 compared with $31.1 million in first quarter 2003. In first quarter 2004 MSRs impairment losses decreased to $14.6 million compared to a $42.5 million loss in first quarter 2003 and in both periods impairment losses were mitigated in part by net MSRs hedging gains (including the effect of time decay) of $21.3 million in first quarter 2004 compared to $37.3 million net gains in first quarter 2003. This positive net change was brought about by the interest rate environment in first quarter 2004 compared to first quarter 2003 which also resulted in 40 percent lower servicing portfolio prepayments.

The provision for loan losses was $3.7 million in first quarter 2004 compared to $11.8 million in first quarter 2003. The decline in provision reflects a net positive change that is related to improvement in the risk profile of the retail loan portfolio. The risk profile improved as the mix of the loan portfolio shifted to a greater concentration of high credit score products. Also impacting the provision in first quarter 2003 was the transfer of certain higher risk residential mortgage loans to held for sale which created an unfavorable impact of $3.1 million. Additionally, the decline in provision reflects the substantial resolution in 2003 of a credit loss related to a large real estate project.

Noninterest expense decreased 15 percent in first quarter 2004 to $123.2 million compared to $145.8 million in first quarter 2003. In first quarter 2004, noninterest expense was favorably impacted by a decline in losses on foreclosed real estate and by a reduction in contract employment expense. However, expenses associated with the expansion of First Horizon Bank into Northern Virginia reduced these favorable impacts. Also impacting the decline was a loss of $14 million in first quarter 2003 associated with the termination of a lease arrangement with a single-purpose entity for First Horizon Home Loan's main office headquarters.

Going forward, revenue from loan originations will generally depend on mortgage interest rates, the strength of the economy, and the size of the sales force. An increase in rates has a more immediate impact on refinance activity, but over time also impacts home purchase activity and should reduce net origination fees and profit from the sale of loans, but should also reduce MSRs amortization expense and impairment losses. A decrease in rates should increase this net revenue. Flat to rising interest rates should reduce net secondary marketing trading gains, while falling rates should increase this net revenue. If total origination volume increases and/or the yield curve steepens, net interest income from the warehouse should increase, while if volume decreases and/or the yield curve flattens, this revenue should decrease. Continued success in national cross-sell strategies should continue to increase revenues from products other than traditional mortgage origination and servicing. In addition, third party agreements are expected to generate on average approximately $150 million of HELOC loan origination volume on a quarterly basis in 2004.

FIRST TENNESSEE BANKING GROUP

Pre-tax income for First Tennessee Banking Group increased 50 percent to $53.2 million for first quarter 2004, compared to $35.5 million for first quarter 2003. First National Bank of Springdale (FNBS), which was divested on December 31, 2003, contributed $1.3 million to pre-tax income in first quarter 2003. The impact of this divestiture did not significantly affect the current year's growth rates and the impact on the corporation's earnings per share was mitigated by the repurchase of common stock. Total revenues increased 6 percent to $187.7 million for first quarter 2004 compared to $177.6 million for first quarter 2003.

Net interest income was $105.1 million in first quarter 2004 compared to $104.5 million in first quarter 2003. FNBS contributed $3.0 million to net interest income in 2003. The increase in 2004's net interest income is primarily attributable to 8 percent loan growth which was partially funded by an increase in core deposits of 3 percent.

Noninterest income increased 13 percent in first quarter 2004 to $82.6 million compared to $73.1 million in first quarter 2003. The increase in noninterest income demonstrates the success of various strategies to grow revenue streams and recovery in the markets which combined to create increases in insurance premiums and commissions, wealth management fees, deposit service charges and trust services and investment management revenue (see also Noninterest Income - Other Noninterest Income).

The provision for loan losses decreased to $9.7 million in first quarter 2004 from $16.0 million last year primarily due to improvements in the risk profile of both the retail and commercial loan portfolios. The risk profile of the retail portfolio improved as the mix shifted to a greater concentration of high credit score products. The risk profile of the commercial loan portfolio improved as indicated by current lower levels of watch and classified loans. Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the Tennessee economy.

Noninterest expense was $124.8 million in first quarter 2004 compared to $126.1 million last year. In 2003, approximately $7 million of expense was due to discretionary investing in cost savings initiatives and revenue enhancing activities. The net increase in 2004 was due to higher personnel costs which were largely attributable to the improved product-related revenues and due to expenses associated with expansion efforts in the Middle Tennessee market.

FTN FINANCIAL

Pre-tax income for FTN Financial decreased 20 percent to $37.2 million for first quarter 2004, compared to $46.3 million for first quarter 2003. Total revenues decreased 15 percent to $128.5 million from $151.0 million in first quarter 2003.

Noninterest income decreased 16 percent in first quarter 2004 to $119.7 million from $141.9 million in first quarter 2003. This decline in revenue reflects the impact that the changing environment had on demand for FTN Financial's products and services as the customer base purchased less fixed income securities due to less cash flow from mortgage-backed securities prepayments, increased loan demand on depository institutions as the economy began to recover, and temporary delays in investment decisions in anticipation of higher interest rates. As a result, depository institutions had the most significant decline of 29 percent driving revenue contribution from 47 percent to 39 percent. Revenues from non-depository institutions proved to be more stable, declining only 12 percent and were 26 percent of revenue compared to 25 percent in 2003. Other revenues sources, which include investment banking, equity research and sales, correspondent services and portfolio advisory services increased 5 percent and contributed 35 percent of revenue.

Noninterest expense decreased 14 percent in first quarter 2004 to $90.5 million from $105.0 million in first quarter 2003. This decline was due to a decrease of 19 percent in personnel expense, the largest component of noninterest expense, resulting from lower commissions and incentives associated with the reduced fee income this year.

Going forward, revenues will fluctuate based on factors which include the expansion or contraction of customer demand for fixed income products which can be influenced by the strength of loan growth in the U.S. economy and volatility in the interest rate environment and equity markets. Also impacting revenue is the volume of investment banking transactions and the continued broadening of product offerings. The regulatory environment can also impact FTN Financial's performance as demonstrated by the current debate over the regulatory capital treatment of trust preferred securities that have been deconsolidated under FIN 46. If the regulators eventually decide to disallow trust preferred securities as Tier I regulatory capital, demand for this product may diminish and, exclusive of any alternative product that may be designed to replace it, the negative impact to FHN's earnings for the remainder of 2004 could be in the range of $.08 to $.12 per share. The impact on 2004 would be lessened if the currently proposed rule that retains trust preferred securities in Tier 1 capital with stricter limits is approved or a redesigned product attains Tier I capital classification.

TRANSACTION PROCESSING

Pre-tax income for Transaction Processing increased 98 percent to $8.4 million for first quarter 2004, compared to $4.3 million for first quarter 2003.

Total revenues were $34.1 million in first quarter 2004, an increase of 15 percent from $29.8 million in first quarter 2003. Merchant revenues increased 47 percent in first quarter 2004 due to acquisitions and limited recovery in the hospitality industry as transactions processed increased 21 percent. Also impacting merchant revenues was a divestiture gain of $2.0 million resulting from an earn-out on the fourth quarter 2003 sale of certain merchant relationships. Express processing revenues decreased 11 percent as the volume of transactions processed for customers declined 13 percent due in part to a diminishing market with customer conversion from check to electronic bill payments and the loss of two large customers due to continued pricing pressures.

Noninterest expense in first quarter 2004 was $25.7 million compared to $25.5 million in first quarter 2003.

CORPORATE

The Corporate segment's results showed a pre-tax loss of $10.1 million in first quarter 2004, compared to a pre-tax loss of $22.6 million in first quarter 2003. First quarter 2003's pre-tax loss included approximately $14 million of expense related to discretionary investing in cost savings initiatives.

BALANCE SHEET REVIEW

On March 31, 2004, FHN reported total assets of $27.1 billion compared with $24.8 billion on March 31, 2003. Average assets were $24.9 billion for first quarter 2004 compared with $23.3 billion in 2003.

EARNING ASSETS

Earning assets primarily consist of loans, loans held for sale and investment securities. During first quarter 2004, earning assets averaged $21.4 billion compared with $19.7 billion for 2003. Average earning assets were 86 percent of total average assets in 2004, compared with 84 percent in 2003.

Loans

Average loans increased 22 percent to $14.0 billion during first quarter 2004 principally as a result of the 38 percent increase in retail residential loans and a 55 percent increase in retail construction loans. Average loans represented 65 percent of average earning assets for first quarter 2004 and 59 percent in 2003. Commercial, financial and industrial loans increased 11 percent, or $446.6 million, since first quarter 2003 largely due to management's decision to discontinue its loan funding arrangement with a commercial paper conduit facility. Loans that were referred to this facility previously were not reflected on FHN's Consolidated Statements of Condition. Loans that would have been referred to the conduit are now included in FHN's commercial portfolio. Commercial construction loans grew 20 percent since first quarter 2003 or $116.6 million, primarily from growth in loans to single-family residential builders made through First Horizon, reflecting the demand for single-family housing and expansion of the sales force and geographic reach. Commercial real estate loans decreased 7 percent, or $79.3 million primarily due to the divestiture of FNBS.

Residential real estate loans grew 38 percent or $1.9 billion since first quarter 2003, primarily due to growth in home equity lines of credit. The retail real estate construction portfolio increased 55 percent or $194.8 million since first quarter 2003. Retail real estate residential construction loans are made to individuals for the purpose of constructing a home where First Horizon is committed to make the permanent mortgage. The increase in these loans reflects the favorable housing environment and expansion of the sales force and geographic reach. Other retail loans decreased 26 percent or $71.0 million since first quarter 2003 largely due to a decline in automobile lending. Additional loan information is provided in Table 6 -- Average Loans.

FHN has a significant concentration in loans secured by real estate. In 2004, 65 percent of total loans are secured by real estate compared to 60 percent in 2003. Two lending products have contributed to this increased level of real estate lending - (1) significant growth in second mortgages identified as home equity lines of credit which grew 46 percent; (2) single family builders which grew 55 percent. FHN's real estate lending is well-diversified by industry and geographically. On March 31, 2004, FHN did not have any concentrations of 10 percent or more of total loans in any single industry.

Table 6 - Average Loans

	Three Months Ended March 31

(Dollars in millions)	2004	Percent of Total	Growth Rate	2003	Percent of Total

Commercial:
Commercial, financial and industrial	$ 4,491.6	32%	11.0%	$ 4,045.0	35%
Real estate commercial	982.6	7	(7.5)	1,061.9	9
Real estate construction	705.6	5	19.8	589.0	5

Total commercial	6,179.8	44	8.5	5,695.9	49

Retail:
Real estate residential	6,810.6	49	38.0	4,933.9	43
Real estate construction	550.5	4	54.8	355.7	3
Other retail	204.0	1	(25.8)	275.0	3
Credit card receivables	259.3	2	(.5)	260.7	2

Total retail	7,824.4	56	34.3	5,825.3	51

Total loans, net of unearned	$ 14,004.2	100%	21.6%	$ 11,521.2	100%

Loans Held for Sale and Investment Securities

Loans held for sale, consisting primarily of mortgage loans, decreased 21 percent to $3.3 billion in first quarter 2004 from $4.1 billion in 2003 primarily due to lower origination volumes in 2004. Average investment securities remained flat at $2.5 billion in first quarter 2004 and 2003.

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposits

Since first quarter 2003, core deposits decreased 2 percent, or $.2 billion, and averaged $10.1 billion due to lower mortgage escrow balances and the divestiture of FNBS, while First Tennessee Banking Group's core deposits increased 3 percent. Interest-bearing core deposits averaged $5.9 billion in first quarter 2004 and $5.8 billion in 2003. Noninterest-bearing core deposits, which averaged $4.2 billion in first quarter 2004, declined 6 percent or $.3 billion.

Other Sources of Funds

Short-term purchased funds averaged $9.9 billion for first quarter 2004, up 14 percent or $1.2 billion from first quarter 2003. In 2004, short-term purchased funds accounted for 45 percent of FHN's total funding, which is comprised of core deposits, purchased funds and term borrowings, and accounted for 44 percent of total funding in 2003. Term borrowings included senior and subordinated borrowings and advances with original maturities greater than one year. Term borrowings averaged $1.8 billion in 2004, an increase of 81 percent or $814.0 million, compared to an average of $1.0 billion in 2003.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance. Management's objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders' equity was $1.9 billion on March 31, 2004, up 9 percent from 2003. The increase in shareholders' equity during 2004 came from retention of net income after dividends and the effects of stock option exercises reduced by shares repurchased. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $289.2 million or 6.5 million shares since March 31, 2003. Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to board authority, FHN plans to continue to repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders.

Table 7 - Issuer Purchases of Equity Securities

(Volume in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2004
January 1 to January 31	476	$ 44.77	476	29,746
February 1 to February 29	1,335	44.29	1,335	28,411
March 1 to March 31	575	46.68	575	27,837

Total	2,386	$ 44.96	2,386

Benefit Plan Programs:
-	The share purchase program for the 1995 Employee Stock Option Plan was announced on May 15, 1995. The total amount authorized under this program adjusted for subsequent stock splits is 6 million shares to be purchased over the 10-year plan life which expires on April 18, 2005.
-	The share purchase program for the Non-Employee Directors' Deferred Compensation Stock Option Plan was announced on May 15, 1995. The total amount authorized under this program adjusted for subsequent stock splits is 900,000 shares to be purchased over the 10-year plan life which expires on April 18, 2005.
-	There are five share purchase programs for the 1997 Employee Stock Option Plan. These programs were announced on October 23, 1996, October 20, 1999, October 18, 2000, October 18, 2001 and October 15, 2002. The total amount authorized under these programs adjusted for subsequent stock splits as necessary are 4.2 million shares, 13 million shares, 5 million shares, 4 million shares and 1.75 million shares, respectively. Under each of these programs the shares are to be purchased over the potential option exercise period, which is approximately 20 years.
-	The share purchase program for the Bank Director and Advisory Board Member Deferral Plan was announced on October 23, 1996. The total amount authorized under this program adjusted for subsequent stock splits is 170,000 shares to be purchased over the potential option exercise period, which is approximately 20 years.
-	The share purchase program for the 2000 Employee Stock Option Plan was announced on October 20, 1999. The total amount authorized under this program is 1.5 million shares to be purchased over the option exercise period, which is approximately 20 years.
-	The share purchase program for the 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan was announced on October 20, 1999. The total amount authorized under this program is 400,000 shares to be purchased over the option exercise period, which is approximately 20 years.
-	The share purchase program for the 2002 Bank Director and Advisory Board Member Deferral Plan was announced on October 18, 2001. The total amount authorized under this program is 200,000 shares to be purchased over the option exercise period, which is approximately 20 years.
-	The share purchase program for the 2002 Management Incentive Plan was announced on April 16, 2002. The total amount authorized under this program is 200,000 shares to be purchased during the 10-year life of the plan.
-	The share purchase program for the 2003 Equity Compensation Plan was announced on April 15, 2003. The total amount authorized under this program is 3 million shares to be purchased during the 10-year life of the plan.
Other Programs:
-	A non-stock option plan-related authority was announced on October 18, 2000 authorizing the purchase of up to 9.5 million shares. On October 16, 2001 it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002 until December 31, 2004.

Average shareholders' equity increased 7 percent since first quarter 2003 to $1.9 billion from $1.7 billion, reflecting internal capital generation. The average shareholders' equity to average assets ratio was 7.52 percent for first quarter 2004 compared to 7.47 percent for first quarter 2003. Unrealized market valuations had no material effect on the ratios during first quarter 2004.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution's capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of March 31, 2004, FHN and First Tennessee Bank National Association (FTBNA) had sufficient capital to qualify as well-capitalized institutions as shown in Note 9 -- Regulatory Capital.

RISK MANAGEMENT

During 2003, FHN evolved to a refined enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the CEO and direct reports. The Executive Vice President (EVP) of Risk Management oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Senior Credit Policy Committee, Asset/Liability Committee (ALCO), and Operational Risk Committee. The EVP and Chief Credit Officer, EVP of Financial Strategy and Interest Rate Risk Management, and EVP of Risk Management chair these committees respectively. Reports regarding Credit, Asset/Liability, Market, and Operational Risks are provided through the Executive Committee and Audit Committees of the Board.

Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures, and portfolio management all executed through experienced personnel. The internal audit department also evaluates risk management activities. These activities include performing internal audits, the results of which are reviewed with management and the Audit Committee, as appropriate.

INTEREST RATE RISK MANAGEMENT

The primary purpose of managing interest rate risk is to minimize the volatility to earnings from changes in interest rates and preserve the value of FHN's capital. The Asset/Liability Committee is responsible for coordinating the financial management of net interest income, liquidity, mortgage banking interest rate risk, investment portfolio, hedging and other such activities. Interest rate risk is managed by structuring the balance sheet to attempt to maximize overall profitability, increase revenue, and achieve the desired level of net interest income while managing interest sensitivity risk and liquidity. Derivative financial instruments are used to aid in managing the exposure of the balance sheet, net interest income, fee income, and expenses to changes in interest rates. Interest rate sensitivity risk is defined as the risk that future changes in interest rates will impact income.

FHN's net interest income and its financial condition are affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital. To the extent that the interest rates on earning assets reprice less quickly than liabilities, this position will benefit net interest income in a declining interest rate environment and will negatively impact net interest income in a rising interest rate environment. In the case of floating-rate assets and liabilities, FHN may also be exposed to basis risk, which results from changing spreads between loan and deposit rates.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of being unable to fund assets with liabilities of the appropriate duration and interest rate, as well as the risk of not being able to meet unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. The Asset/Liability Committee, a committee consisting of senior management that meets regularly, is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are FHN's primary source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For first quarter 2004, the average total loan to core deposit ratio was 139 percent compared with 112 percent in 2003.

FTBNA has a bank note program available for additional liquidity under which the bank may borrow funds from time to time at maturities of 30 days to 30 years. On March 31, 2004, $.5 billion was available under current conditions through the bank note program as a long-term (greater than one year) funding source compared to $1.6 billion in 2003. FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings, debt offerings and equity offerings in its management of liquidity.

In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN's junior subordinated debentures through a Delaware business trust wholly owned by FHN and through preferred stock issued by an indirect wholly owned subsidiary of FHN ($45.6 million on March 31, 2004).

The Consolidated Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the quarters ending March 31, 2004 and 2003. In first quarter 2004, cash flows from operating activities were negative as the mortgage warehouse increased from 2003 year-end levels primarily due to a drop in mortgage interest rates during first quarter 2004. Since mortgage warehouse loans are generally held in inventory for a short period of time, there may be significant differences in period-end balances. FHN's use of Government Sponsored Enterprises (GSEs) as an outlet for mortgage loan production is an essential source of liquidity (see Off-Balance Sheet Arrangements and Other Contractual Obligations below). Earnings represent a significant source of liquidity, consistently providing positive cash flows in both periods. The issuance of term-borrowings comprised a significant portion of FHN's positive cash flows in 2004 as term borrowings were utilized to better match increased liquidity needs related to the loan growth that is reflected in the negative cash flows from investing activities during first quarter 2004. In 2004 deposit growth provided considerable positive cash flows which were utilized to fund the balance sheet growth while short-term borrowings decreased. Sales and maturities of investment securities largely offset purchases in first quarter 2004. In first quarter 2003, short-term borrowings and a decline in the securities portfolio were largely used to fund loan growth as deposits fell.

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the SEC, FHN, as of March 31, 2004, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million.

Off-balance Sheet Arrangements and Other Contractual Obligations

First Horizon originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, FTN Financial Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through investors, including GSEs, such as GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. After sale, these loans are not reflected on the Consolidated Statements of Condition. Each of the GSEs has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. FHN's use of GSEs as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry. During first quarter 2004, approximately $4.5 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon through these GSEs.

Certain of First Horizon's originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $334 thousand (jumbo loans). First Horizon pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Statements of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon and other participants in the housing industry to monetize these assets. On March 31, 2004, the outstanding principal amount of loans in these off-balance sheet business trusts was $6.0 billion. Given the significance of First Horizon's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

First Horizon originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (known as correspondent brokers) for sale to secondary market investors and subsequently services the majority of those loans. The secondary market for mortgages allows First Horizon to sell mortgage loans to investors, including GSEs, such as FNMA, FHLMC and GNMA. Many private investors are also active in the secondary market as issuers and investors. The majority of First Horizon's mortgage loans are sold through transactions with GSEs. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred mortgage loans are subsequently determined not to meet the agreed-upon qualifications or criteria, the purchaser has the right to return those loans to First Horizon. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).

FHN has various other financial obligations, which may require future cash payments. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. In addition, FHN enters into commitments to extend credit to borrowers, including loan commitments, standby letters of credit, and commercial letters of credit. These commitments do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

MARKET RISK MANAGEMENT

FTN Financial buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff, and ALCO policies and guidelines have been established to limit the risk in managing this inventory.

CREDIT RISK MANAGEMENT

Credit risk is the risk of loss due to adverse changes in a borrower's ability to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing, liquidity/funding and asset management activities. The nature and amount of credit risk depends on the types of transactions, the structure of those transactions and the parties involved. In general, credit risk is incidental to trading, liquidity/funding and asset management activities, while it is central to the profit strategy in lending. As a result, the majority of credit risk is associated with lending activities.

FHN has processes and management committees in place that are designed to assess and monitor credit risks. Management's Asset Quality Committee has responsibility to evaluate its assessment of current asset quality for each lending product. In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs. A primary objective of this committee is to provide information about changing trends in asset quality by region or loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses. The Senior Credit Watch Committee has primary responsibility to enforce proper loan risk grading, to identify credit problems, and to monitor actions to rehabilitate certain credits. Management also has a Senior Credit Policy Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues. The committee also develops credit policies and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies. In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty. FHN's goal is to manage risk and price loan products based on risk management decisions and strategies. Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies. It is management's objective that both charge-offs and asset write-downs are recorded promptly, based on management's assessments of current collateral values and the borrower's ability to repay.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Management, measurement, and reporting of operational risk are overseen by the Operational Risk Committee, which is chaired by the Executive Vice President of Risk Management. Key representatives from the business segments, legal, shared services, risk management, and insurance are represented on the committee. Summary reports of the committee's activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee. Significant emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.

CRITICAL ACCOUNTING POLICIES

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FHN's accounting policies are fundamental to understanding management's discussion and analysis of financial condition and results of operations. The consolidated financial statements of FHN are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if (a) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (b) different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of FHN's financial condition, changes in financial condition or results of operations.

It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee including the development, selection and disclosure of the critical accounting estimates. Management believes the following critical accounting policies are both important to the portrayal of the company's financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available as of the date of the financial statements.

Mortgage Servicing Rights and Other Related Retained Interests

When First Horizon sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. The expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as an asset known as MSRs on the Consolidated Statements of Condition. In certain cases, when First Horizon sells mortgage loans in the secondary market, it retains an interest in the mortgage loans sold primarily through interest-only certificates. Interest-only certificates are financial assets, which represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees.

MSRs Estimated Fair Value

The fair value of MSRs typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in-part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio.

Since sales of MSRs tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSRs. As such, like other participants in the mortgage banking business, First Horizon relies primarily on a discounted cash flow model to estimate the fair value of its MSRs. This model calculates estimated fair value of the MSRs using numerous tranches of MSRs, which share similar key characteristics, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, moderate), agency type and other factors. First Horizon uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews estimated fair values and assumptions with third-party brokers and other service providers on a quarterly basis. First Horizon also compares its estimates of fair value and assumptions to recent market activity and against its own experience.

Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSRs requires First Horizon to make several critical assumptions based upon current market and loan production data.

Prepayment speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur there is a corresponding increase in actual and expected borrower prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, or is expected to prepay faster than originally expected, the anticipated cash flows associated with servicing that loan are terminated or reduced, resulting in a reduction, or impairment, to the fair value of the capitalized MSRs. To estimate prepayment speeds, First Horizon utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors. For purposes of model valuation, estimates are made for each product type within the MSRs portfolio on a monthly basis.

Discount rate: Represents the rate at which the expected cash flows are discounted to arrive at the net present value of servicing income. Estimated discount rates will change with market conditions (i.e., supply vs. demand) and be reflective of the yields expected to be earned by market participants investing in MSRs.

Cost to service: Expected costs to service are estimated based upon the costs that a market participant would use in evaluating the potential acquisition of MSRs.

Float income: Estimated float income is driven by expected float balances (principal, interest and escrow payments that are held pending remittance to the investor) and current market interest rates, including the thirty day London Inter-Bank Offered Rate (LIBOR) and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair market value of MSRs.

First Horizon engages in a process referred to as "price discovery" on a monthly basis to assess the reasonableness of the estimated fair value of MSRs. Price discovery is conducted through a process of obtaining the following information: (a) monthly informal valuation of the servicing portfolio by a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data available through third party participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSRs, First Horizon reviews all information obtained during price discovery to determine whether the estimated fair value of MSRs is reasonable when compared to market information. On March 31, 2004 and 2003, First Horizon determined that its MSRs valuations and assumptions were reasonable based on the price discovery process.

The overall assessment of the estimated fair value of MSRs is submitted monthly for review by the First Horizon Risk Management Committee (FHRMC). The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon's MSRs. Each quarter, FHN's MSRs Committee reviews the original valuation, impairment, and the initial capitalization rates for newly originated MSRs. In addition, the Executive Committee of FHN's board of directors reviews the initial capitalization rates and approves the amortization expense.

MSRs are included on the Consolidated Statements of Condition, net of accumulated amortization. The changes in fair value of MSRs are included as a component of Mortgage Banking - Noninterest Income on the Consolidated Statements of Income.

Hedging the Fair Value of MSRs

In order to provide protection from a decline in the fair value of MSRs, First Horizon employs a hedging strategy. This strategy uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts, which will substantially offset the change in fair value of certain MSRs. On March 31, 2004 and 2003, hedged MSRs approximated 95 percent and 97 percent of the total MSRs portfolio, as measured on a dollar at risk basis.

In order to substantially hedge the change in fair value of the hedged MSRs, First Horizon generally maintains a coverage ratio (the ratio of expected change in fair value of derivatives to expected change in fair value of MSRs) approximating 100 percent of the hedged MSRs portfolio. As noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. Pursuant to SFAS No. 133, in any hedge period the difference between the change in fair value of the hedged MSRs, attributed to the change in the benchmark interest rate, and the change in fair value of the derivatives used to hedge the change in fair value of the MSRs is recognized as gains or losses in current earnings. First Horizon generally attempts to hedge 100 percent of the exposure to a change in the fair value of the hedged MSRs attributed to a change in the benchmark interest rate, which requires a regular assessment of the amount of derivative financial instruments required to maintain a 100 percent hedge ratio.

Certain components of the fair value of derivatives used to hedge certain MSRs are excluded from the assessment of hedge effectiveness. Although those amounts are excluded from the assessment of hedge effectiveness, they are included as a component of current earnings in the Consolidated Statements of Income.

The derivative financial instruments used to hedge the change in fair value of hedged MSRs primarily include interest rate floors, interest rate swaps and swaptions.

First Horizon generally experiences increased loan origination and production in periods of low interest rates, which at the time of sale result in the capitalization of new MSRs associated with new production - this provides for a "natural hedge" in the mortgage banking business cycle. The "replenishment rate" during 2004 - meaning the ratio of new loan volume originated for every existing customer mortgage loan that prepays - was approximately 174 percent, which includes the retention of existing First Horizon customers who prepay their mortgage loans. First Horizon capitalized $59.4 million of MSRs during first quarter 2004, resulting in a significant offset to the impairment charges recognized related to MSRs. This new production volume contributed significantly to the overall positive results experienced during 2004, despite prepayments and MSRs impairment charges. New production and origination does not prevent First Horizon from recognizing impairment expense on existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSRs as a component of realized gains related to the sale of such loans in the secondary market, thus the "natural hedge" which tends to offset a portion of the MSRs impairment charges during a period of low interest rates. In a period of increased borrower prepayments, impairment can be significantly offset by a strong replenishment rate and strong net margins on new loan originations. To the extent that First Horizon is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

First Horizon does not specifically hedge the change in fair value of MSRs attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), basis risk (meaning, the risk that changes in the benchmark interest rate may not correlate to changes in the mortgage market interest rates), discount rates, cost to service and other factors. To the extent that these other factors result in changes to the fair value of MSRs, First Horizon experiences volatility in current earnings due to the fact that these risks are not currently hedged.

Actual vs. Estimated MSRs Critical Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSRs requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSRs portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSRs - particularly the estimate of prepayment speeds - can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings. Table 8 provides a summary of actual and estimated weighted average prepayment speeds and float income used in determining the estimated fair value of MSRs for the quarters ended March 31, 2004 and 2003. Although the estimates of discount rates and cost to service assumptions used in determining the estimated fair value of MSRs can vary from actual experience, such differences have not been material for the quarters ended March 31, 2004 and 2003.

For the quarters ended March 31, 2004 and 2003, the amortization rates calculated by the model were 17.6 percent and 26.7 percent, respectively, while the related actual runoff was 27.6 percent and 55.8 percent. The difference between the amortization rate calculated by the model and the actual run off experienced was the primary reason for the impairment charges associated with MSRs, during the same periods of $14.6 million and $42.5 million, respectively. The decrease in value of MSRs was partially offset by an increase in fair value of the derivative financial instruments used to hedge the change in fair value of the hedged MSRs (see "MSRs net hedge results" in Table 1). Table 8 summarizes First Horizon's MSRs activity and critical assumptions for the quarters ended March 31, 2004 and 2003.

Table 8 - MSRs Critical Assumptions

	Three Months Ended
	March 31

(Dollars in millions)	2004	2003

Prepayment speeds
Actual	27.6%	55.8%
Estimated*	25.7	77.1
Float income
Actual	6.0	9.6
Estimated	5.7	8.7

* Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.

Interest-Only Certificates Fair Value

Consistent with MSRs, the fair value of an interest-only certificate typically rises as market interest rates increase and declines as market interest rates decrease. Additionally, similar to MSRs, the market for interest-only certificates is limited, and the precise terms of transactions involving interest-only certificates are not typically readily available. Accordingly, First Horizon relies primarily on a discounted cash flow model to estimate the fair value of its interest-only certificates.

Estimating the cash flow components and the resultant fair value of the interest-only certificates requires First Horizon to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by First Horizon to estimate the fair value of interest-only securities include prepayment speeds and discount rates, as discussed above. First Horizon's interest-only certificates are included as a component of trading securities on the Consolidated Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of mortgage banking income on the Consolidated Statements of Income.

Hedging the Fair Value of Interest-Only Certificates

First Horizon employs an economic hedging strategy for interest-only certificates, which uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts which will substantially offset the change in fair value of certain interest-only certificates. Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of interest-only securities are included in current earnings on the Consolidated Statements of Income. The extent to which the change in fair value of interest-only securities is offset by the change in fair value of the derivatives used to hedge these instruments depends primarily on the hedge coverage ratio maintained by First Horizon. Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact First Horizon's ability to effectively hedge certain components of the change in fair value of interest-only certificates and could result in significant earnings volatility. The derivative financial instruments used to hedge the change in fair value of hedged interest-only certificates primarily include interest rate swaps and swaptions.

Pipeline and Warehouse

During the period of loan origination, and prior to the sale of mortgage loans in the secondary market, First Horizon has exposure to mortgage loans that are in the "mortgage pipeline" and the "mortgage warehouse". The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans. Pipeline loans are either "floating" or "locked". A floating pipeline loan is one on which an interest rate has not been locked by the borrower. A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment resulting in interest rate risk to First Horizon. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the "inventory" of mortgage loans that are awaiting sale and delivery (currently an average of approximately 30 days) into the secondary market. First Horizon is exposed to credit risk while a mortgage loan is in the warehouse.

An interest rate lock commitment binds First Horizon to lend funds to the potential borrower at the set interest rate, which expires on a fixed date regardless of whether or not interest rates change in the market. Interest rate lock commitments generally have a term of up to 60-days before the closing of the loan. The interest rate lock commitment, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon will approve the potential borrower for the loan. Therefore, First Horizon makes estimates of expected "fallout" (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and, therefore, the changes in fair value of interest rate lock commitments are included in current earnings in the Consolidated Statements of Income (see Other - Further Interpretations of SFAS No. 133). Third party models are also used to manage interest rate risk related to price movements on loans in the pipeline and the warehouse.

Like other participants in the mortgage banking business, First Horizon relies primarily on an internal valuation model and one of several industry valuation techniques to estimate the fair value of interest rate lock commitments and the mortgage warehouse. This model calculates the estimated fair value using tranches of mortgage loans that are determined to share similar price behavior, which is determined by historical relationships of various product types, terms and interest rates. For purposes of determining the market values for forward commitments to sell mortgage loans in the secondary market, First Horizon obtains market prices from independent third parties, which represent actual trade activity in the secondary market. For purposes of determining the fair value of interest rate lock commitments, management utilizes the median broker price information obtained in the secondary market, resulting in an asset with an estimated fair value of $29.6 million and $53.7 million on March 31, 2004 and 2003, respectively.

To hedge against changes in fair value of the mortgage pipeline and warehouse due to changes in interest rates, First Horizon utilizes various derivative financial instruments, which management expects will experience changes in fair value opposite to the change in fair value of the loans in the pipeline and warehouse, thus minimizing earnings volatility. The instruments and techniques used to hedge the pipeline and warehouse include forward sales commitments and other interest rate derivatives. The extent to which First Horizon is able to economically hedge changes in the mortgage pipeline depends largely on the hedge coverage ratio that is maintained relative to mortgage loans in the pipeline. The hedge coverage ratio can change significantly due to changes in market interest rates and the associated forward commitment prices for sales of mortgage loans in the secondary market. Increases or decreases in the hedge coverage ratio can result in significant earnings volatility to First Horizon. First Horizon does not specifically hedge the change in fair value of the mortgage pipeline attributed to other risks, including basis risk and other factors.

Foreclosure Reserves

As discussed above, First Horizon typically originates mortgage loans with the intent to sell those loans to GSEs and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On March 31, 2004 and 2003, approximately $3.7 billion and $4.3 billion of mortgage loans were outstanding which were sold under limited recourse arrangements. On March 31, 2004 and 2003, approximately $189.0 million and $162.9 million of mortgage loans were outstanding which were sold under full recourse arrangements.

Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including Department of Housing and Urban Development (HUD), Federal Housing Administration (FHA) and Veterans Administration (VA). First Horizon continues to absorb limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and First Horizon may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure.

Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs, due to issues associated with underwriting activities, documentation or other concerns.

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the portfolio. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On March 31, 2004 and 2003, the foreclosure reserve was $20.2 million and $30.9 million, respectively. While the servicing portfolio has grown from $58.2 billion on March 31, 2003, to $70.3 billion on March 31, 2004, the foreclosure reserve has decreased due to the decline in limited recourse obligations and improvements in loan delinquency status.

Allowance for Loan Losses

Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers' likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. This critical accounting estimate applies primarily to the First Tennessee Banking Group, First Horizon and FTN Financial business segments.

FHN's methodology for estimating the allowance for loan losses is not only critical to the accounting estimate, but to the credit risk management function as well. Key components of the estimation process are as follows: (1) commercial loans determined by management to be individually impaired loans are evaluated individually and specific reserves are determined based on the difference between the outstanding loan amount and the estimated net realizable value of the collateral (if collateral dependent) or the present value of expected future cash flows; (2) individual commercial loans not considered to be individually impaired are segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) retail loans are segmented based on loan types and credit score bands and loan to value; (4) reserve rates for each portfolio segment are calculated based on historical charge-offs and are adjusted by management to reflect current events, trends and conditions (including economic factors and trends); and (5) management's estimate of probable incurred losses reflects the reserve rate applied against the balance of loans in each segment of the loan portfolio.

Principal loan amounts are charged off against the allowance for loan losses in the period in which the loan or any portion of the loan is deemed to be uncollectible.

FHN believes that the critical assumptions underlying the accounting estimate made by management include: (1) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (2) borrower specific information made available to FHN is current and accurate; (3) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (4) known significant loss events that have occurred were considered by management at the time of assessing the adequacy of the allowance for loan losses; (5) the economic factors utilized in the allowance for loan losses estimate are used as a measure of actual incurred losses; (6) the period of history used for historical loss factors is indicative of the current environment; and (7) the reserve rates, as well as other adjustments estimated by management for current events, trends, and conditions, utilized in the process reflect an estimate of losses that have been incurred as of the date of the financial statements.

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. There have been no significant changes to the methodology for the quarters ended March 31, 2004 and 2003.

Goodwill and Assessment of Impairment

FHN's policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the annual assessment of impairment. The valuation as of October 1, 2003, indicated no goodwill impairment for any of the reporting units.

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a "critical accounting estimate" because estimates and assumptions are made about FHN's future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FHN's policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the First Tennessee Banking Group, First Horizon, FTN Financial, and Transaction Processing business segments. Reporting units have been defined as the same level as the operating business segments.

The impairment testing process conducted by FHN begins by assigning net assets and goodwill to each reporting unit. FHN then completes "step one" of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or "carrying amount") of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and "step two" of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit's goodwill to the "implied fair value" of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

As noted above, a key estimate made by management during the assessment of impairment is the fair value of each reporting unit. As of October 1, 2003, FHN engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its annual impairment assessment. The independent valuation utilized three separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.

In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in their determination of fair value. This information included budgeted and forecasted earnings of FHN. Management believes that this information is a critical assumption underlying the estimate of fair value. The independent third party made other assumptions critical to the process, including discount rates, asset and liability growth rates, and other income and expense estimates, through discussions with management.

While management uses the best information available to estimate future performance for each reporting unit, future adjustments to management's projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

Contingent Liabilities

A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. FHN estimates its contingent liabilities based on management's estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain.

The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or I.R.S. positions, will not differ from management's assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.

OTHER

FURTHER INTERPRETATIONS OF SFAS NO. 133

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the FASB. One such potential issue involves the determination of the fair value of mortgage banking interest rate lock commitments (IRLCs) accounted for as derivatives and if IRLCs can be reported as assets (see Accounting Changes below). Another such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between FHN's interpretation and that of the FASB, the effects of which cannot presently be anticipated but failure to obtain hedge accounting treatment could be significant to results of operations.

ACCOUNTING CHANGES

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB No. 105), "Application of Accounting Principles to Loan Commitments". SAB No. 105 prohibits the inclusion of estimated servicing cash flows and internally-developed intangible assets within the valuation of interest rate lock commitments under SFAS No. 133. SAB No. 105 also requires disclosure of a registrant's methods of accounting for interest rate lock commitments recognized under SFAS No. 133 and associated hedging strategies, if applicable. SAB No. 105 is effective for disclosures and interest rate lock commitments initiated after March 31, 2004. The adoption of SAB No. 105 is anticipated to result in a one-time, before tax earnings decrease of approximately $10.0 million in the second quarter. Since prior periods will not be restated, this accounting change will result in a varying impact on comparability with prior periods. However, the ongoing economic value of FHN's business is not affected.

In March 2004, the FASB approved certain additional provisions of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". These revisions require disclosures for cost method investments similar to those previously presented in fiscal 2003 financial statements for those investments in available for sale securities accounted for under SFAS No. 115. These revisions also clarify the appropriate timing and methodology for evaluating whether an "other-than-temporary" impairment has occurred. The new impairment evaluation and recognition guidance is effective for reporting periods beginning after June 15, 2004. The disclosure provisions for cost method investments under EITF Issue No. 03-1 are effective for fiscal years ending after June 15, 2004. Adoption of these additional requirements is not expected to have a material effect on the results of operations.

On December 31, 2003, FHN adopted FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 allows either immediate recognition or deferred recognition. FHN elected to defer recognition and will not recognize the effect of the Act until the earlier of: (1) when the underlying accounting issues are resolved by the Financial Accounting Standards Board (FASB); or (2) when plan costs have to be remeasured (e.g. for a plan amendment). FHN does not expect the impact of recognizing this benefit to be material to results of operations.

In October 2003, the FASB approved the AICPA's issuance of SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer", which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not apply to loans recorded at fair value or to mortgage loans classified as held for sale. SOP 03-3 limits the yield that may be accreted on applicable loans to the excess of the cash flows expected, at acquisition, to be collected over the investor's initial investment in the loan. SOP 03-3 also prohibits the "carrying over" of valuation allowances on applicable loans. SOP 03-3 is effective for fiscal years beginning after December 15, 2004. The impact at implementation of adopting SOP 03-3 is expected to be immaterial to the results of future operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this Item is contained in (a) Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 2 of this report at pages 23 through 46, (b) the Section entitled "Risk Management-Interest Rate Risk Management" of the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Financial Appendix to the Corporation's 2004 Proxy Statement at pages F-25 through F-29 and (c) the "Interest Rate Risk Management" subsection of Note 1 to the Corporation's consolidated financial statements at pages F-63 through F-64 of the Financial Appendix to the Corporation's 2004 Proxy Statement, and which information is incorporated herein by reference.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. FHN's management, with the participation of FHN's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of FHN's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that FHN's disclosure controls and procedures are effective to ensure that material information relating to FHN and FHN's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in FHN's internal control over financial reporting during FHN's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, FHN's internal control over financial reporting.

Part II.

OTHER INFORMATION

Items 1, 3, 4 and 5

As of the end of the first quarter 2004, the answers to Items 1, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table 7 included in Item 2 of Part I - First Horizon National Corporation - Management's Discussion and Analysis of Operations and Financial Condition at page 35.

Item 6           Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
3(i)	Amended and Restated Charter
3(ii)	Bylaws of the Corporation, as amended and restated
4	Instruments defining the rights of security holders, including indentures*
**10 (r)	2003 Equity Compensation Plan, as amended and restated, incorporated herein by reference to Appendix A to the Corporation's Proxy Statement furnished to shareholders in connection with the April 20, 2004, Annual Meeting and filed March 10, 2004.
**10 (p)	Non-employee Director Benefits, incorporated herein by reference to exhibit 10 (p) to the Corporation's 2003 Form 10-K.
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99(a)	The "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis of Results of Operations and Financial Condition section and the "Interest Rate Risk Management" subsection of Note 1 to FHN's consolidated financial statements, contained, respectively, at pages F-25 through F-29 and pages F-63 through F-64, in the Financial Appendix to FHN's 2004 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2004, filed March 10, 2004, and incorporated herein by reference.

*

The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This a management contract or compensatory plan required to be filed as an exhibit.

(b) Reports on Form 8-K.

The following reports on Form 8-K, with the Date of Report as indicated, were filed during first quarter 2004:

1.	1-21-04 - Item 12: earnings release for year ended December 31, 2003, was furnished
2.	3-22-04 - Item 5: statement regarding computation of ratio of earning to fixed charges for five years ended December 31, 2003 was filed as an exhibit
3.

3-24-04 - Item 5: announced the issuance of March 29, 2004, of $200 million of 6.30% Capital Securities, Series B, of First Tennessee Capital II, a Delaware statutory trust, the sole assets of which is $206 million of 6.30% Junior Subordinated Deferrable Interest Debentures of the Company, and a related Company Guarantee Agreement and the filing of exhibits in connection therewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)
DATE: 5/07/04
By: /s/ Marlin L. Mosby Marlin L. Mosby Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Amended and Restated Charter
3(ii)	Bylaws of the Corporation, as amended and restated
4	Instruments defining the rights of security holders, including indentures*
**10 (r)	2003 Equity Compensation Plan, as amended and restated, incorporated herein by reference to Appendix A to the Corporation's Proxy Statement furnished to shareholders in connection with the April 20, 2004, Annual Meeting and filed March 10, 2004.
**10 (p)	Non-employee Director Benefits, incorporated herein by reference to exhibit 10 (p) to the Corporation's 2003 Form 10-K.
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99(a)	The "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis of Results of Operations and Financial Condition section and the "Interest Rate Risk Management" subsection of Note 1 to FHN's consolidated financial statements, contained, respectively, at pages F-25 through F-29 and pages F-63 through F-64, in the Financial Appendix to FHN's 2004 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2004, filed March 10, 2004, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This a management contract or compensatory plan required to be filed as an exhibit.