Form 10-Q
period 2004-06-30
FIRST HORIZON NATIONAL CORP
filed 2004-08-06
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	123,494,470
Class	Outstanding on June 30, 2004

FIRST HORIZON NATIONAL CORPORATION

INDEX

Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

The Consolidated Condensed Statements of Condition

The Consolidated Condensed Statements of Income

The Consolidated Condensed Statements of Shareholders’ Equity

The Consolidated Condensed Statements of Cash Flows

The Notes to Consolidated Condensed Financial Statements

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation

	June 30		December 31

(Dollars in thousands)(Unaudited)	2004	2003	2003

Assets:
Cash and due from banks	$834,549	$922,268	$773,294
Federal funds sold and securities
purchased under agreements to resell	709,459	280,614	381,500

Total cash and cash equivalents	1,544,008	1,202,882	1,154,794

Investment in bank time deposits	22,277	890	498
Trading securities	976,290	885,569	800,490
Loans held for sale	3,446,442	5,851,079	2,977,723
Securities available for sale	2,410,255	2,266,751	2,469,342
Securities held to maturity (market value of
$576 on June 30, 2004; $197,579 on
June 30, 2003; and $1,077 on December 31, 2003)	559	194,433	1,028
Loans, net of unearned income	15,301,467	12,766,889	13,990,525
Less: Allowance for loan losses	160,757	159,080	160,333

Total net loans	15,140,710	12,607,809	13,830,192

Premises and equipment, net	365,078	305,249	350,202
Real estate acquired by foreclosure	33,251	16,414	24,075
Mortgage servicing rights, net	962,952	419,917	795,938
Goodwill	176,931	173,750	174,807
Other intangible assets, net	36,761	32,099	38,742
Capital markets receivables and other assets	2,174,185	3,982,392	1,888,859

Total assets	$27,289,699	$27,939,234	$24,506,690

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing	$11,037,689	$9,717,578	$11,139,758
Noninterest-bearing	4,554,356	5,775,228	4,540,213

Total deposits	15,592,045	15,492,806	15,679,971

Federal funds purchased and securities
sold under agreements to repurchase	4,387,946	4,255,579	3,079,248
Commercial paper and other short-term borrowings	483,976	668,029	227,976
Capital markets payables and other liabilities	2,523,304	3,999,825	1,901,959
Term borrowings	2,381,297	1,584,789	1,726,766

Total liabilities	25,368,568	26,001,028	22,615,920

Guaranteed preferred beneficial interests in
First Horizon’s junior subordinated debentures	—	100,000	—
Preferred stock of subsidiary	454	44,442	452

Shareholders’ equity
Preferred stock - no par value (5,000,000 shares authorized,
but unissued)	—	—	—
Common stock - $.625 par value (shares authorized -
400,000,000; shares issued and outstanding - 123,494,470 on June 30, 2004;
125,536,982 on June 30, 2003; and 124,834,272 on
December 31, 2003)	77,184	78,461	78,021
Capital surplus	163,539	137,122	145,817
Undivided profits	1,699,445	1,561,648	1,662,699
Accumulated other comprehensive (loss)/income, net	(24,444)	16,698	682
Deferred compensation on restricted stock incentive plans	(8,130)	(12,572)	(9,044)
Deferred compensation obligation	13,083	12,407	12,143

Total shareholders’ equity	1,920,677	1,793,764	1,890,318

Total liabilities and shareholders’ equity	$27,289,699	$27,939,234	$24,506,690

See accompanying notes to consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands except per share data)(Unaudited)	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$177,246	$161,049	$349,608	$318,583
Interest on investment securities	26,449	25,546	53,225	56,643
Interest on loans held for sale	60,110	66,339	102,708	121,383
Interest on trading securities	12,743	12,692	23,789	23,678
Interest on other earning assets	1,267	1,328	2,500	2,463

Total interest income	277,815	266,954	531,830	522,750

Interest expense:
Interest on deposits:
Savings	105	281	210	562
Checking interest and money market account	5,061	6,323	10,167	12,482
Certificates of deposit under $100,000 and other time	14,025	14,508	27,366	29,808
Certificates of deposit $100,000 and more	19,819	17,564	37,386	35,313
Interest on short-term borrowings	13,787	17,443	26,219	31,877
Interest on term borrowings	11,412	9,929	20,867	17,522

Total interest expense	64,209	66,048	122,215	127,564

Net interest income	213,606	200,906	409,615	395,186
Provision for loan losses	12,292	27,501	26,521	54,951

Net interest income after provision for loan losses	201,314	173,405	383,094	340,235

Noninterest income:
Mortgage banking	122,242	174,441	253,773	370,317
Capital markets	102,195	158,598	220,123	298,273
Deposit transactions and cash management	38,234	38,626	72,195	71,402
Merchant processing	19,365	13,860	36,108	26,436
Insurance premiums and commissions	14,104	15,185	30,498	29,648
Trust services and investment management	11,891	10,825	23,695	22,208
Gains on divestitures	1,800	—	3,800	—
Equity securities gains/(losses), net	767	(67)	258	(1,566)
Debt securities gains/(losses), net	2,447	(685)	3,841	(242)
All other income and commissions	39,254	35,716	78,133	72,201

Total noninterest income	352,299	446,499	722,424	888,677

Adjusted gross income after provision for loan losses	553,613	619,904	1,105,518	1,228,912

Noninterest expense:
Employee compensation, incentives and benefits	238,402	279,306	476,652	541,146
Occupancy	21,699	19,789	42,662	39,394
Equipment rentals, depreciation and maintenance	17,573	16,616	35,349	33,806
Operations services	15,944	17,330	31,343	35,088
Communications and courier	13,223	12,316	25,026	24,294
Amortization of intangible assets	2,191	1,738	4,362	3,512
All other expense	75,048	101,275	140,662	198,494

Total noninterest expense	384,080	448,370	756,056	875,734

Pretax income	169,533	171,534	349,462	353,178
Applicable income taxes	51,149	53,182	111,807	115,797

Net income	$118,384	$118,352	$237,655	$237,381

Earnings per common share (Note 9)	.95	.93	1.90	1.87

Diluted earnings per common share (Note 9)	.92	.90	1.84	1.81

Weighted average shares outstanding (Note 9)	124,728,340	127,161,135	125,131,827	126,963,666

Diluted weighted average shares (Note 9)	128,496,736	131,863,957	129,097,599	131,080,845

See accompanying notes to consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY	First Horizon National Corporation

(Dollars in thousands)(Unaudited)	2004	2003

Balance, January 1	$1,890,318	$1,691,180
Net income	237,655	237,381
Other comprehensive income:
Unrealized loss on cash flow hedge, net of tax	—	137
Unrealized market adjustments, net of tax	(25,126)	(9,926)

Comprehensive income	212,529	227,592

Cash dividends declared	(99,064)	(75,618)
Common stock issued for exercise of stock options	49,046	52,152
Tax benefit from non-qualified stock options	13,179	19,148
Common stock repurchased	(151,383)	(127,367)
Amortization on restricted stock incentive plans	1,896	1,248
Other	4,156	5,429

Balance, June 30	$1,920,677	$1,793,764

See accompanying notes to consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation

		Six Months Ended June 30

(Dollars in thousands)(Unaudited)		2004	2003

Operating Activities	Net income	$237,655	$237,381
	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	26,521	54,951
	Provision for deferred income tax	56,469	65,758
	Depreciation and amortization of premises and equipment	30,952	27,906
	Amortization and impairment of mortgage servicing rights	87,552	178,525
	Amortization of intangible assets	4,362	3,512
	Net other amortization and accretion	30,100	33,987
	Net decrease/(increase) in net derivative products	284,682	(31,831)
	Market value adjustment on foreclosed property	(409)	6,783
	Equity securities (gains)/losses	(258)	1,566
	Debt securities (gains)/losses	(3,841)	242
	Net losses on disposal of fixed assets	4	1,001
	Net (increase)/decrease in:
	Trading securities	(175,800)	295
	Loans held for sale	(145,476)	(1,053,514)
	Capital markets receivables	(441,907)	(1,834,336)
	Interest receivable	(3,519)	(855)
	Other assets	(380,332)	(369,527)
	Net increase/(decrease) in:
	Capital markets payables	452,636	1,387,367
	Interest payable	(1,707)	(699)
	Other liabilities	104,153	789,524

	Total adjustments	(75,818)	(739,345)

	Net cash provided/(used) by operating activities	161,837	(501,964)

Investing Activities	Maturities of held to maturity securities	470	84,998
	Available for sale securities:
	Sales	267,543	520,380
	Maturities	252,721	866,583
	Purchases	(498,518)	(1,245,550)
	Premises and equipment:
	Sales	525	13
	Purchases	(39,412)	(74,692)
	Net increase in loans	(1,690,171)	(1,493,792)
	Net (increase)/decrease in investment in bank time deposits	(21,779)	1,016
	Acquisitions, net of cash and cash equivalents acquired	—	(1,930)

	Net cash used by investing activities	(1,728,621)	(1,342,974)

Financing Activities	Common stock:
	Exercise of stock options	49,740	52,175
	Cash dividends paid	(99,940)	(75,392)
	Repurchase of shares	(151,484)	(127,452)
	Term borrowings:
	Issuance	956,111	725,432
	Payments	(275,142)	(70,558)
	Net increase/(decrease) in:
	Deposits	(87,985)	(221,152)
	Short-term borrowings	1,564,698	1,436,050

	Net cash provided by financing activities	1,955,998	1,719,103

	Net increase/(decrease) in cash and cash equivalents	389,214	(125,835)

	Cash and cash equivalents at beginning of period	1,154,794	1,328,717

	Cash and cash equivalents at end of period	$1,544,008	$1,202,882

	Total interest paid	$123,469	$127,847
	Total income taxes paid	63,856	58,557

See accompanying notes to consolidated financial statements.

Note 1 – Financial Information

The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (FHN), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the interim 2004 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements and footnotes included in the financial appendix to the 2004 Proxy Statement.

Stock options. First Horizon National Corporation (FHN) accounts for its employee stock-based compensation plans under the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following proforma presentation of net income and earnings per share is determined utilizing various assumptions and estimates and is based on stock option plan provisions in effect during the reportable period and may not reflect the actual impact of adopting a fair value based method of accounting for stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, FHN’s net income and earnings per share would have been reduced to the pro forma amounts provided in the table below. Compensation expense determined under the fair value method declined in 2004 from the levels experienced in 2003 as options granted under a reload feature of the stock-based compensation plans resulted in $3.9 million of proforma expense, net of tax, for second quarter 2003 and $4.3 million for the six months ended June 30, 2003. The discontinuance of this feature in 2004 resulted in no proforma expense in second quarter 2004 and $.5 million, net of tax, for the six months ended June 30, 2004. In addition, proforma expense was elevated in 2003 as the early vesting of a 2001 grant, based upon the achievement of market criteria, resulted in approximately $4.0 million of additional proforma expense net of tax, in second quarter 2003.

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands except per share data)	2004	2003	2004	2003

Net income, as reported	$118,384	$118,352	$237,655	$237,381
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	1,048	1,424	2,884	4,862
Less: Total stock-based employee compensation expense determined
under the fair value method for all awards, net of related tax effects	3,283	12,292	7,338	15,971

Pro forma net income	$116,149	$107,484	$233,201	$226,272

Earnings per share, as reported	$.95	$.93	$1.90	$1.87
Pro forma earnings per share	.93	.85	1.86	1.78
Diluted earnings per share, as reported	.92	.90	1.84	1.81
Pro forma diluted earnings per share	.90	.82	1.81	1.73

Other disclosures – Indemnification agreements and guarantees. In the ordinary course of business, FHN enters into indemnification agreements for legal proceedings against its directors and officers and standard representation warranties for underwriting agreements, merger and acquisition agreements, sold loans and other similar types of arrangements. It is not possible to estimate a maximum potential amount of payouts that could be required with such agreements. FHN purchases directors and officers liability insurance to provide reimbursement of corporate indemnification and to protect directors and officers for non-indemnified losses.

First Horizon Home Loan Corporation (First Horizon Home Loans) services a mortgage loan portfolio of approximately $72.2 billion as of June 30, 2004, a significant portion of which is held by Government Sponsored Enterprises (GSEs) or private security holders. In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder. Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSEs at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default. As of June 30, 2004 and 2003, First Horizon Home Loans had single-family residential loans with outstanding balances of $173.3 million and $140.5 million, respectively, which were sold on a recourse basis. For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. As of June 30, 2004, the outstanding principal balance of loans sold with limited recourse and serviced by First Horizon Home Loans was $3.6 billion down from $4.0 billion as of June 30, 2003. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, First Horizon Home Loans had a foreclosure reserve on the mortgage servicing portfolio of approximately $19.0 million and $31.3 million as of June 30, 2004 and 2003, respectively. While the servicing portfolio has grown from $64.0 billion on June 30, 2003, to $72.2 billion on June 30, 2004, the foreclosure reserve has decreased due to the decline in limited recourse obligations and improvements in loan delinquency status.

Note 1 – Financial Information (continued)

Standby letters of credit are conditional commitments issued by FHN to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer. Standby letters of credit outstanding as of June 30, 2004 and 2003, were $548.0 million and $462.9 million, respectively.

Accounting changes. In April 2004, FHN adopted SEC Staff Accounting Bulletin No. 105 (SAB No. 105), “Application of Accounting Principles to Loan Commitments”. SAB No. 105 prohibits the inclusion of estimated servicing cash flows and internally-developed intangible assets within the valuation of interest rate lock commitments under SFAS No. 133. SAB No. 105 also requires disclosure of a registrant’s methods of accounting for interest rate lock commitments recognized under SFAS No. 133 and associated hedging strategies, if applicable. SAB No. 105 is effective for disclosures and interest rate lock commitments initiated after March 31, 2004. The adoption of SAB No. 105 resulted in an accounting change in second quarter 2004 and lowered earnings by $8.4 million. Since prior periods are not restated, this accounting change results in a varying impact on comparability with prior periods. However, the ongoing economic value of FHN’s business is not affected.

On March 31, 2004, FHN adopted FASB Interpretation No. 46 (FIN 46-R), “Consolidation of Variable Interest Entities (revised December 2003)”. FIN 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. Additionally, FIN 46-R incorporates the guidance found in eight final FASB Staff Positions (FSPs) that had been issued prior to its release. FIN 46-R requires the consolidation by a business enterprise of variable interest entities (VIEs) in which it is the primary beneficiary. FIN 46-R also required the adoption of FIN 46, as of December 31, 2003, for all entities previously considered as special purpose entities and for all VIEs created after January 31, 2003. Upon adoption of FIN 46-R, FHN reassessed certain of its nonconsolidated interests as VIEs but did not meet the criteria of primary beneficiary and, therefore, has not consolidated any of its VIEs, including First Tennessee Capital I (Capital I) and First Tennessee Capital II (Capital II). (See Note 7 - Guaranteed Preferred Beneficial Interest in First Horizon's Junior Subordinated Debentures).

On December 31, 2003, FHN adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. Upon adoption of this standard, FHN deconsolidated its subsidiary, Capital I, which has issued $100.0 million of capital securities that are fully and unconditionally guaranteed by FHN. As a result of this deconsolidation the capital securities are no longer included on FHN’s statement of condition. However, $103.0 million of junior subordinated debentures issued by FHN to Capital I are no longer eliminated in consolidation and appear in term borrowings as of December 31, 2003. FHN identified certain of its nonconsolidated interests as VIEs but did not meet the criteria of primary beneficiary and, therefore, has not consolidated any of its VIEs. During first quarter 2004, Capital II issued $200.0 million of capital securities that are fully and unconditionally guaranteed by FHN. $206.0 million of junior subordinated debentures issued by FHN to Capital II appear in term borrowings as of June 30, 2004.

On July 1, 2003, FHN adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and classified its mandatorily redeemable preferred stock of subsidiary ($45.1 million on July 1, 2003) as term borrowings. Historically, the related distributions on these instruments ($4.6 million annually) were classified as noninterest expense on the Consolidated Condensed Statements of Income, but as of July 1, 2003, are classified as interest expense on a prospective basis. As required by SFAS No. 150, prior periods were not restated.

Accounting changes issued but not currently effective. In May 2004, the FASB approved issuance of FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP FAS 106-2 will supercede FSP FAS 106-1, under which FHN elected to defer the effects of the Act. FSP FAS 106-2 requires a plan sponsor to determine if benefits offered through a postretirement health care plan are actuarially equivalent to Medicare Part D. If benefits are determined to be actuarially equivalent, the resulting effect on the plan’s obligations should be reflected as an actuarial gain in determining the plan’s accumulated postretirement benefit obligation. FSP FAS 106-2 is effective for the first interim period beginning after June 15, 2004. FHN does not expect the impact of recognizing any benefit to be material to results of operations.

Note 1 – Financial Information (continued)

In March 2004, the FASB approved certain additional provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, including measurement guidance for evaluating whether an “other than temporary impairment” has occurred for marketable securities and cost method investments. Additional disclosures are also required for cost method investments, effective at the end of the current fiscal year. The new impairment evaluation and recognition guidance is effective for reporting periods beginning after June 15, 2004. Adoption of these additional requirements is not expected to have a material effect on the results of operations.

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

Note 2 – Acquisitions/Divestitures

On June 29, 2004, First Horizon Merchant Services, Inc., a wholly owned subsidiary of First Tennessee Bank National Association (FTBNA), recognized a divestiture gain of $1.8 million resulting from the sale of certain merchant relationships to Humboldt Merchant Services, LP, of Eureka, California (an affiliate of First National Bank of Nevada, Reno, Nevada).

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

On December 31, 2003, First Horizon Merchant Services, Inc. recognized a divestiture gain of $10.0 million resulting from the sale of certain merchant relationships referred by selected agent banks within the merchant portfolio to NOVA Information Systems, Inc., a subsidiary of U.S. Bancorp. During first quarter 2004, a divestiture gain of $2.0 million resulted from an earn-out on the 2003 sale of merchant relationships.

On August 1, 2003, First Horizon Merchant Services, Inc. acquired Global Card Services, Inc., a merchant processing company based in Orlando, Florida, for approximately $15.8 million in cash. The acquisition was immaterial to FHN.

Note 3 – Loans

The composition of the loan portfolio is detailed below:

	June 30		December 31

(Dollars in thousands)	2004	2003	2003

Commercial:
Commercial, financial and industrial	$4,868,903	$4,473,933	$4,502,917
Real estate commercial	960,026	1,007,811	968,064
Real estate construction	853,099	638,664	690,402
Retail:
Real estate residential	7,524,369	5,678,988	6,817,122
Real estate construction	672,802	433,766	527,260
Other retail	183,476	270,077	212,362
Credit card receivables	238,792	263,650	272,398

Loans, net of unearned income	$15,301,467	$12,766,889	$13,990,525
Allowance for loan losses	160,757	159,080	160,333

Total net loans	$15,140,710	$12,607,809	$13,830,192

The following table presents information concerning nonperforming loans:

	June 30		December 31

(Dollars in thousands)	2004	2003	2003

Impaired loans	$38,386	$48,657	$34,369
Other nonaccrual loans	18,403	17,938	17,415

Total nonperforming loans	$56,789	$66,595	$51,784

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2004	2003	2004	2003

Total interest on impaired loans	$95	$169	$188	$272
Average balance of impaired loans	38,778	49,915	35,304	50,859

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 2004 and 2003, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2002	$129,229	$15,069	$144,298
Provision for loan losses	47,361	7,590	54,951
Charge-offs	(37,428)	(9,816)	(47,244)
Loan recoveries	6,312	763	7,075

Net charge-offs	(31,116)	(9,053)	(40,169)

Balance on June 30, 2003	$145,474	$13,606	$159,080

Balance on December 31, 2003	$149,153	$11,180	$160,333
Provision for loan losses	21,164	5,357	26,521
Loans transferred to held for sale	(3,326)	—	(3,326)
Charge-offs	(25,408)	(4,982)	(30,390)
Loan recoveries	6,460	1,159	7,619

Net charge-offs	(18,948)	(3,823)	(22,771)

Balance on June 30, 2004	$148,043	$12,714	$160,757

Note 4 – Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights (MSR), net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)

Balance on December 31, 2002	$440,482
Addition of mortgage servicing rights	256,655
Amortization	(63,733)
Market value adjustments	(92,454)
Sales of mortgage servicing rights	(6,241)
Permanent impairment	(77,610)
Change in valuation allowance	(37,182)

Balance on June 30, 2003	$419,917

Balance on December 31, 2003	$795,938
Addition of mortgage servicing rights	175,314
Amortization	(73,335)
Market value adjustments	79,252
Permanent impairment	(44,027)
Change in valuation allowance	29,810

Balance on June 30, 2004	$962,952

The MSR on June 30, 2004 and 2003, had estimated market values of approximately $987.2 million and $444.2 million, respectively. These balances represent the rights to service approximately $68.9 billion and $56.9 billion of mortgage loans on June 30, 2004 and 2003. On June 30, 2004 and 2003, valuation allowances due to temporary impairment of $6.7 million and $70.9 million were required, respectively. Following is a rollforward of the valuation allowance as of June 30, 2004 and 2003:

Valuation Allowance

Balance on December 31, 2002	$33,730
Permanent impairment	(77,610)
Servicing valuation provision	114,792

Balance on June 30, 2003	$70,912

Balance on December 31, 2003	$36,468
Permanent impairment	(44,027)
Servicing valuation provision	14,217

Balance on June 30, 2004	$6,658

Estimated MSR amortization expense for the twelve-month periods ending June 30, 2005, 2006, 2007, 2008 and 2009 is $133.0 million, $120.7 million, $104.8 million, $90.2 million and $76.4 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

During the quarter ended June 30, 2004, mortgage interest rates rose approximately 90 basis points, resulting in a significant increase in the fair market value of MSR owned by the company. The value is created by the differential between the current market mortgage interest rate and the average mortgage interest rate included in the servicing portfolio creating the expectation that the life of the existing portfolio is extended since the refinance incentive has been dramatically reduced. These changes in economic facts and circumstances combined with the significant increase in fair value of the MSR resulted in a re-stratification of the portfolio to better reflect the underlying values and risks inherent in the portfolio. The re-stratification of the MSR portfolio resulted in a recapture of a portion of the temporary valuation allowance through income of approximately $15.4 million. As prescribed by the guidance in FAS 140, the re-stratification has been accounted for as a change in estimate in the current period.

Note 5 – Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangibles*

Balance on December 31, 2002	$164,617	$29,648
Amortization expense	—	(3,512)
Divestiture	—	(19)
Acquisitions**	9,133	5,982

Balance on June 30, 2003	$173,750	$32,099

Balance on December 31, 2003	$174,807	$38,742
Amortization expense	—	(4,362)
Acquisitions**	2,124	2,381

Balance on June 30, 2004	$176,931	$36,761

* Represents premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.
** Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $102.2 million on June 30, 2004, net of $65.4 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2004 is expected to be $4.3 million and is expected to be $7.2 million, $5.7 million, $5.4 million and $4.6 million for the twelve-month periods of 2005, 2006, 2007 and 2008, respectively.

The following is a summary of goodwill detailed by reportable segments for the six months ended June 30:

(Dollars in thousands)	Retail/ Commercial Banking	Mortgage Banking	Capital Markets	Total

December 31, 2002	$98,945	$52,378	$13,294	$164,617
Acquisitions*	10,659	(1,526)	—	9,133

June 30, 2003	$109,604	$50,852	$13,294	$173,750

December 31, 2003	$109,525	$51,988	$13,294	$174,807
Acquisitions*	779	1,345	—	2,124

June 30, 2004	$110,304	$53,333	$13,294	$176,931

* Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 6 – Term Borrowings

The following table presents information pertaining to term borrowings (debt with original maturities greater than one year) for FHN and its subsidiaries:

	June 30		December 31

(Dollars in thousands)	2004	2003	2003

First Tennessee Bank National Association:
Subordinated notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 — 4.625%	$249,931	$250,000	$257,529
Matures on December 1, 2008 — 5.75%	138,818	140,804	141,191
Matures on April 1, 2008 — 6.40%	89,736	89,666	89,701
Bank notes:*
Matures on September 22, 2005 — 1.49%	300,000	—	—
Matures on November 18, 2005 — 1.20%	150,000	—	—
Matures on October 8, 2004 —1.22% and 1.36% on
June 30, 2004 and 2003, respectively, and 1.23% on December 31, 2003	149,992	149,962	149,977
Matures on August 5, 2005 — 1.15%	100,000	—	—
Matures on June 1, 2005— 1.31% on June 30, 2004 and 1.17% on December 31, 2003	100,000	—	100,000
Matures on July 28, 2005— 1.14%	100,000	—	—
Matures on June 7, 2005 — 1.06%	100,000	—	—
Matures on May 3, 2005 — 1.18% on June 30, 2004 and 1.16% on December 31, 2003	99,992	—	99,987
Matures on June 30, 2005 — 1.63% and 1.14% on June 30, 2004 and 2003,
respectively, and 1.21% on December 31, 2003	99,990	99,980	99,985
Matures on November 26, 2004 — 1.37% and 1.36% on
June 30, 2004 and 2003, respectively, and 1.25% on December 31, 2003	74,994	74,979	74,987
Matures on July 6, 2004 — 1.31% and 1.48% on
June 30, 2004 and 2003, respectively, and 1.35% on December 31, 2003	59,999	59,971	59,985
Matures on July 9, 2004 — 1.34% and 1.49% on
June 30, 2004 and 2003, respectively, and 1.35% on December 31, 2003	50,000	50,000	50,000
Matures on March 6, 2007 — 1.59% and 1.49% on
June 30, 2004 and 2003, respectively, and 1.41% on December 31, 2003	49,948	49,929	49,939
Matured on June 30, 2004 — 1.05% on
June 30, 2003, and 1.12% on December 31, 2003	—	174,974	174,987
Matured on January 21, 2004 — 1.28% on June 30, 2003
and 1.13% on December 31, 2003	—	100,000	100,000
Matured on October 6, 2003 — 1.26% on June 30, 2003	—	150,000	—
Federal Home Loan Bank borrowings**	3,755	4,040	3,897
Other***	1,539	6,692	280
First Horizon National Corporation:
Subordinated capital notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 — 4.50%	100,024	100,000	103,229
Matures on November 15, 2005 — 6.75%	22,863	74,806	22,850
Subordinated notes:
Matures on January 6, 2027 — 8.07%	102,001	N/A	103,093
Matures on April 15, 2034 — 6.30%	192,532	—	—
FT Real Estate Securities Company, Inc.
Cumulative preferred stock (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on March 31, 2031 — 9.50%	45,183	N/A	45,149
First National Bank of Springdale:
Federal Home Loan Bank borrowings**	—	8,986	—

Total	$2,381,297	$1,584,789	$1,726,766

*	FTBNA has an ongoing bank note program under which the bank may offer an aggregate principal amount of up to $3.0 billion. Bank notes with original maturities of one year or less are included in other short-term borrowings. Bank notes with original maturities greater than one year are classified as term borrowings. On June 30, 2004, unused term-borrowing capacity under this program was $.3 billion.

**	The Federal Home Loan Bank (FHLB) borrowings were issued with fixed interest rates and have remaining terms of 5 to 24 years. These borrowings had weighted average interest rates of 4.21 percent and 4.37 percent for FTBNA on June 30, 2004 and June 30, 2003, respectively, and 4.48 percent for Springdale on June 30, 2003.

***	Other long-term debt is comprised of unsecured obligations issued with fixed interest rates and have remaining terms of approximately one year. These borrowings had weighted average interest rates of 5.00 percent and 4.60 percent on June 30, 2004 and June 30, 2003, respectively.

Note 6 – Term Borrowings (continued)

Effective July 1, 2003, FHN adopted Statement of Financial Accounting Standard (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and classified its mandatorily redeemable preferred stock of subsidiary ($45.1 million on July 1, 2003) as term borrowings. As required by SFAS No. 150 prior periods were not restated.

Effective December 31, 2003, FHN adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, and deconsolidated its subsidiary, First Tennessee Capital I (Capital I), which has issued $100.0 million of capital securities that are fully and unconditionally guaranteed by FHN. As a result of this deconsolidation the capital securities are no longer included on FHN’s statement of condition. However, $103.0 million of junior subordinated debentures issued by FHN to Capital I is no longer eliminated in consolidation and appears in term borrowings as of December 31, 2003.

Annual principal repayment requirements as of June 30, 2004, are as follows:

(Dollars in thousands)

2004	$336,683
2005	1,073,183
2006	286
2007	50,286
2008	231,911
2009 and after	708,746

All subordinated notes are unsecured and are subordinate to other present and future senior indebtedness. FTBNA’s subordinated notes and FHN’s subordinated capital notes qualify as Tier 2 risk-based capital under the Federal Reserve Board and Office of the Comptroller of the Currency guidelines for assessing capital adequacy. The subordinated and bank notes may not be redeemed or prepaid prior to maturity.

Note 7 – Guaranteed Preferred Beneficial Interests in First Horizon’s Junior Subordinated Debentures

On December 30, 1996, FHN, through its underwriters, sold to institutional investors $100 million of capital securities. First Tennessee Capital I (Capital I), a Delaware business trust wholly owned by FHN, issued $100 million of Capital Securities, Series A at 8.07 percent. The proceeds were upstreamed to FHN as junior subordinated debt. FHN has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital I’s obligations with respect to the capital securities. The sole asset of Capital I is $103 million of junior subordinated debentures issued by FHN. These junior subordinated debentures also carry an interest rate of 8.07 percent. Both the capital securities of Capital I and the junior subordinated debentures of FHN will mature on January 6, 2027; however, under certain circumstances, the maturity of both may be shortened to a date not earlier than January 6, 2017. The capital securities qualify as Tier 1 capital and have historically been presented in the Consolidated Condensed Statements of Condition as “Guaranteed preferred beneficial interests in First Horizon’s junior subordinated debentures.” Effective December 31, 2003, FHN adopted FIN 46 which required the deconsolidation of Capital I and also resulted in the junior subordinated debentures no longer being eliminated in consolidation. The junior subordinated debentures are included in the Consolidated Condensed Statements of Condition in “Term borrowings” (see Note 6 – Term Borrowings).

During first quarter 2004, FHN, through its underwriter, sold $200 million of capital securities. First Tennessee Capital II (Capital II), a Delaware business trust wholly owned by FHN, issued $200 million of Capital Securities, Series B at 6.30 percent. The proceeds were upstreamed to FHN as junior subordinated debt. FHN has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital II’s obligations with respect to the capital securities. The sole asset of Capital II is $206 million of junior subordinated debentures issued by FHN. These junior subordinated debentures also carry an interest rate of 6.30 percent. Both the capital securities of Capital II and the junior subordinated debentures of FHN will mature on April 15, 2034, however, under certain circumstances, the maturity of both may be shortened to a date not earlier than April 15, 2009. The capital securities qualify as Tier 1 capital.

Note 8 – Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of June 30, 2004, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 11.74 percent, 8.96 percent and 7.00 percent, respectively, on June 30, 2004, and were 11.99 percent, 8.65 percent and 6.74 percent, respectively, on June 30, 2003.

	First Horizon National Corporation			First Tennessee Bank National Association

(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On June 30, 2004:
Actual:
Total Capital	$2,723,287		12.91%	$2,542,757		12.14%
Tier 1 Capital	1,985,314		9.41	1,909,363		9.12
Leverage	1,985,314		7.35	1,909,363		7.13

For Capital Adequacy Purposes:
Total Capital	1,687,291	>	8.00	1,675,335	>	8.00
Tier 1 Capital	843,645	>	4.00	837,667	>	4.00
Leverage	1,081,227	>	4.00	1,071,843	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,094,169	>	10.00
Tier 1 Capital				1,256,501	>	6.00
Leverage				1,339,804	>	5.00

On June 30, 2003:
Actual:
Total Capital	$2,472,113		12.88%	$2,340,278		12.34%
Tier 1 Capital	1,665,821		8.68	1,666,917		8.79
Leverage	1,665,821		6.70	1,666,917		6.82

For Capital Adequacy Purposes:
Total Capital	1,535,323	>	8.00	1,517,300	>	8.00
Tier 1 Capital	767,661	>	4.00	758,650	>	4.00
Leverage	994,648	>	4.00	977,522	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				1,896,625	>	10.00
Tier 1 Capital				1,137,975	>	6.00
Leverage				1,221,903	>	5.00

Note 9 – Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands except per share data)	2004	2003	2004	2003

Net income	$118,384	$118,352	$237,655	$237,381

Earnings per common share:
Weighted average common shares outstanding	123,630,132	126,055,169	124,048,166	125,872,197
Shares attributable to deferred compensation	1,098,208	1,105,966	1,083,661	1,091,469

Total weighted average shares	124,728,340	127,161,135	125,131,827	126,963,666

Earnings per common share	$.95	$.93	$1.90	$1.87

Diluted earnings per common share:
Weighted average shares outstanding	124,728,340	127,161,135	125,131,827	126,963,666
Dilutive effect due to stock options	3,768,396	4,702,822	3,965,772	4,117,179

Total weighted average shares, as adjusted	128,496,736	131,863,957	129,097,599	131,080,845

Diluted earnings per common share	$.92	$.90	$1.84	$1.81

Outstanding stock options of 2,672,980 and 322,020 with weighted average exercise prices of $45.79 and $45.66 per share as of June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because such shares would have had an antidilutive effect on earnings per share.

Note 10 – Pension and Other Employee Benefits

Pension plan. The majority of employees of FHN are covered by a noncontributory, defined benefit pension plan. Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65. The annual funding is based on an actuarially determined amount using the entry age cost method.

Other employee benefits. FHN provides postretirement medical insurance to full-time employees retiring under the provisions of the FHN Pension Plan. The postretirement medical plan is contributory with retiree contributions adjusted annually. The plan is based on criteria that are a combination of the employee’s age and years of service and utilizes a two-step approach. For any employee retiring on or after January 1, 1995, FHN will contribute a fixed amount based on years of service and age at time of retirement. FHN’s postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB approved issuance of FSP FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP FAS 106-2 will supercede FSP FAS 106-1, under which FHN elected to defer the effects of the Act. FSP FAS 106-2 requires a plan sponsor to determine if benefits offered through a postretirement health care plan are actuarially equivalent to Medicare Part D. If benefits are determined to be actuarially equivalent the resulting effect on the plan's obligations should be reflected as an actuarial gain in determining the plan's accumulated postretirement benefit obligation. FSP FAS 106-2 is effective for the first interim period beginning after June 15, 2004. FHN does not expect the impact of recognizing any benefit to be material to results of operations.

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits

(Dollars in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$3,449	$3,208	$181	$183
Interest cost	4,814	4,488	483	438
Expected return on plan assets	(7,720)	(6,661)	(418)	(344)
Amortization of prior service cost	171	184	(44)	(44)
Recognized losses/(gains)	897	159	—	—
Amortization of transition obligation or asset	—	(5)	247	247

Net periodic cost/(benefit)	$1,611	$1,373	$449	$480

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits

(Dollars in thousands)	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$6,898	$6,416	$362	$366
Interest cost	9,628	8,976	966	876
Expected return on plan assets	(15,587)	(13,322)	(824)	(688)
Amortization of prior service cost	342	368	(88)	(88)
Recognized losses/(gains)	1,794	318	—	—
Amortization of transition obligation or asset	—	(10)	494	494

Net periodic cost/(benefit)	$3,075	$2,746	$910	$960

FHN contributed $.6 million to the other employee benefit plan in first quarter 2004 and does not anticipate making any further contributions to this plan during 2004. FHN contributed $27.8 million to the pension plan on April 30, 2004, and does not anticipate making any further contributions to this plan during 2004.

Note 11 – Business Segment Information

FHN has adapted its segments to reflect the common activities and operations of aggregated business segments across the various delivery channels. Prior periods have been restated for comparability. The new segments are Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment consists of Retail/Commercial Banking, including traditional lending and deposit taking for retail and commercial customers. Additionally, the Retail/Commercial Bank provides Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card, Cash Management, Merchant Services, Check Clearing, and Correspondent Services. Retail/Commercial Banking now includes Equity Lending and held to maturity mortgage and construction loans originated by First Horizon Home Loans which were previously in the mortgage segment and Correspondent Banking which was previously in Capital Markets. The Mortgage Banking segment consists of core mortgage banking elements including Originations and Servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets trading activities, Equity Research and Investment Banking. The Corporate segment consists of unallocated corporate expenses, expense on certain subordinated debt issuance and certain preferred stock, bank owned life insurance, unallocated interest income associated with excess capital, Funds Management and Venture Capital.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and six months ending June 30:

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2004	2003	2004	2003

Total Consolidated
Net interest income	$213,606	$200,906	$409,615	$395,186
Provision	12,292	27,501	26,521	54,951
Noninterest income	352,299	446,499	722,424	888,677
Noninterest expense	384,080	448,370	756,056	875,734

Pre-tax income	169,533	171,534	349,462	353,178
Income taxes	51,149	53,182	111,807	115,797

Net income	$118,384	$118,352	$237,655	$237,381

Average assets	$27,276,280	$25,111,850	$26,085,145	$24,218,621

Retail/Commercial Banking
Net interest income	$167,331	$144,021	$325,433	$285,129
Provision	12,310	27,913	26,559	53,478
Noninterest income	121,510	108,561	237,492	206,501
Noninterest expense	174,834	178,473	345,236	347,507

Pre-tax income	101,697	46,196	191,130	90,645
Income taxes	26,903	7,986	54,814	21,217

Net income	$74,794	$38,210	$136,316	$69,428

Average assets	$16,884,020	$13,785,192	$16,331,295	$13,438,596

Note 11 – Business Segment Information (continued)

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2004	2003	2004	2003

Mortgage Banking
Net interest income	$44,352	$54,053	$76,752	$97,553
Provision	(18)	(412)	(38)	1,473
Noninterest income	123,057	176,325	253,899	376,765
Noninterest expense	121,112	127,026	222,598	256,033

Pre-tax income	46,315	103,764	108,091	216,812
Income taxes	16,853	38,293	39,529	80,097

Net income	$29,462	$65,471	$68,562	$136,715

Average assets	$5,806,459	$7,061,986	$5,213,206	$6,607,328

Capital Markets
Net interest income	$25	$1,750	$316	$3,939
Noninterest income	102,979	160,389	222,252	301,716
Noninterest expense	77,945	117,324	166,751	221,161

Pre-tax income	25,059	44,815	55,817	84,494
Income taxes	9,455	16,720	21,231	31,782

Net income	$15,604	$28,095	$34,586	$52,712

Average assets	$1,705,479	$1,899,032	$1,651,590	$1,780,789

Corporate
Net interest income	$1,898	$1,082	$7,114	$8,565
Noninterest income	4,753	1,224	8,781	3,695
Noninterest expense	10,189	25,547	21,471	51,033

Pre-tax income	(3,538)	(23,241)	(5,576)	(38,773)
Income taxes	(2,062)	(9,817)	(3,767)	(17,299)

Net income	$(1,476)	$(13,424)	$(1,809)	$(21,474)

Average assets	$2,880,322	$2,365,640	$2,889,054	$2,391,908

ITEM 2. FIRST HORIZON NATIONAL CORPORATION - MANAGEMENT’S DISCUSSION AND
ANALYSIS  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL INFORMATION

FHN is a national, financial services institution. From a small community bank chartered in 1864, FHN has grown to be one of the top 50 largest bank holding companies in the United States in terms of asset size.

Approximately 12,000 employees provide a broad array of financial services to individual and business customers through hundreds of offices located in more than 40 states.

FHN companies have been recognized as some of the nation’s best employers by AARP, Working Mother, Business Week and Fortune magazines. FHN also was named one of the nation’s 100 best corporate citizens by Business Ethics magazine.

FHN provides a broad array of financial services to its customers through three national businesses. The combined strengths of our businesses create an extensive range of financial products and services.

Effective second quarter 2004, FHN has adapted its segments to reflect the common activities and operations of aggregated business segments across the various delivery channels. Prior periods have been restated for comparability. The new segments are:

•	Retail/Commercial Banking offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, the Retail/Commercial Bank provides Investments, Insurance, Financial Planning, Trust Services, Asset Management, Credit Card, Cash Management, Merchant Services, Check Clearing and Correspondent Services. Retail/Commercial Banking now includes Equity Lending, and held to maturity mortgage and construction loans originated by First Horizon Home Loans which were previously in the mortgage segment and Correspondent Services which was previously in Capital Markets. This business line offers traditional financial services and products, commercial insurance and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals.

•	Mortgage Banking helps provide home ownership through First Horizon Home Loans which operates in more than 40 states and is one of the 15 largest providers of mortgage loans to consumers. This segment consists of core mortgage banking elements including Originations and Servicing and the associated ancillary revenues related to these businesses.

•	Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets trading activities, Equity Research and Investment Banking.

•	Corporate consists of unallocated corporate expenses, expense on certain subordinated debt issuances and certain preferred stock, bank owned life insurance, unallocated interest income associated with excess capital, Funds Management and Venture Capital.

For the purpose of this management discussion and analysis (MD&A), earning assets, including loans, have been expressed as averages, net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and sixth-month periods ended June 30, 2004, compared to the three-month and sixth-month periods ended June 30, 2003. To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report. Additional information including the 2003 financial statements, notes, and management’s discussion and analysis is provided in the 2003 Annual Financial Disclosures included as an appendix to the 2004 Proxy Statement.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis may contain forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “should”, “is likely”, “will”, “going forward”, and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geo-political developments including possible terrorist activity; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; and new products and services in the industries in which FHN operates. Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

FINANCIAL SUMMARY (Comparison of second quarter 2004 to second quarter 2003)

Second Quarter Highlights:

•	Retail/Commercial Banking pre-tax earnings more than doubled

•	Loans grew 20 percent and asset quality continued to improve

•	Mortgage Banking transitioned to lower refinance activity

•	Capital Markets’ fixed income sales declined due to anticipation of rising interest rates

•	Return on assets was 1.75 percent and return on equity was 25.5 percent

Earnings for second quarter 2004 were $118.4 million, or $.92 diluted earnings per share compared to earnings of $118.4 million, or $.90 diluted earnings per share for second quarter 2003.

Earnings this quarter were led by the performance of Retail/Commercial Banking, while Capital Markets and Mortgage Banking experienced expected declines in profitability due to the challenging economic environment. The continued transition to higher interest rates has taken hold with rising long-term interest rates and has impacted the mortgage business through lower refinance origination volumes and contraction in the pricing of new loan originations. As expected, mortgage servicing profitability increased while experiencing an unfavorable change in hedge ineffectiveness generally driven by higher interest rates combined with significant changes in the shape of the yield curve. Mortgage servicing rights (MSR) impairment decreased including the $15.4 million effect of a re-stratification of the servicing portfolio tranches, which was triggered, by the impact that rising interest rates had on the predominant risk characteristics of the MSR portfolio.

This quarter’s earnings include the adoption of SAB No. 105, which prohibits the inclusion of estimated servicing cash flows within the valuation of interest rate lock commitments under SFAS No. 133. FHN previously included a portion of the value of the associated servicing cash flows when recognizing loan commitments at inception and throughout their lives. The adoption of SAB No. 105 created an accounting change in second quarter 2004 and lowered earnings by $8.4 million and diluted earnings per share by $0.04. This impact is a one-time change and will not affect the ongoing economic value of this business.

The retail/commercial bank continues to grow. This reflects the continuation of a strategy of national expansion and cross-sell (penetration of the national customer base who have utilized multiple financial services has increased to 34 percent). In addition, the retail/commercial bank benefited from less provision as asset quality continued to improve. Reduced discretionary spending improved the Corporate segment’s profitability and helped mitigate the expected decline in Mortgage Banking and Capital Markets.

Return on average shareholders’ equity and return on average assets were 25.5 percent and 1.75 percent, respectively, for second quarter 2004 compared to 26.5 percent and 1.89 percent for second quarter 2003. Total assets were $27.3 billion, shareholders’ equity was $1.9 billion and market capitalization was $5.7 billion on June 30, 2004, compared to $27.9 billion, $1.8 billion and $5.6 billion, respectively, on June 30, 2003.

INCOME STATEMENT REVIEW

Total revenues were $565.9 million, a decrease of 13 percent from $647.5 million in 2003. Noninterest income provides the majority of FHN’s revenue and contributed 62 percent to total revenue in second quarter 2004 compared to 69 percent in second quarter 2003. Second quarter 2004 noninterest income declined 21 percent to $352.3 million from $446.6 million in 2003. A more detailed discussion of the major line items follows.

NET INTEREST INCOME

During second quarter 2004 net interest income increased 6 percent to $213.6 million from $200.9 million in 2003. Net interest income was positively impacted by growth in the retail and commercial lending portfolios. First National Bank of Springdale (FNB), which was divested on December 31, 2003, contributed $2.8 million to net interest income in second quarter 2003. Net interest income was negatively impacted by compression in the net interest margin, which decreased to 3.63 percent for second quarter 2004 from 3.74 percent for second quarter 2003, primarily due to the repricing of assets to lower yields while liability rates were less sensitive to rate movements, and due to a change in the mix of the loan portfolio to a higher percentage of floating rate products. Margin has also been compressed as loan growth has outpaced deposit growth. This incremental growth in the statement of condition has been supported through purchased funding at higher rates driving the margin down. In addition, investment yields declined as accelerated prepayments of investments in mortgage-backed securities were reinvested in 2003 at lower rates.

The activity levels and related funding for FHN’s mortgage production and servicing and capital markets activities affect the margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which effectively eliminates net interest income on these positions. As a result, FHN’s consolidated margin cannot be readily compared to that of other bank holding companies.

Table 1 - Net Interest Margin

	Second Quarter June 30

	2004	2003

Consolidated Yields and Rates:
Investment securities	4.30%	4.26%
Loans, net of unearned	4.72	5.13
Other earning assets	4.67	4.70

Yields on earning assets	4.66	4.90

Interest bearing core deposits	1.28	1.46
CD’s over $100,000	1.21	1.41
Fed funds purchased and repos	.90	1.11
Commercial paper and other short-term borrowings	3.88	3.78
Long-term debt	1.87	3.30

Rates paid on interest-bearing liabilities	1.34	1.59

Net interest spread	3.32	3.31
Effect of interest-free sources	.25	.37
Loan fees	.06	.07
FRB interest and penalties	—	(.01)

FHN - NIM	3.63%	3.74%

Going forward, in the near-term, a decline in prepayment volume and a slowdown in the repricing of the commercial and retail loan portfolios coupled with steps management has taken to manage the interest rate sensitivity position of the company should result in a more stable net interest margin. Over the long-term, FHN’s strategies to manage the interest rate sensitivity position of the statement of condition are designed to allow the net interest margin to improve in a higher interest rate environment.

NONINTEREST INCOME

Mortgage Banking Noninterest Income

First Horizon Home Loans, an indirect subsidiary of FHN, offers residential mortgage banking products and services to customers, which consist primarily of the origination or purchase of single-family residential mortgage loans for sale to secondary market investors and the subsequent servicing of those loans. First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (correspondent brokers).

The secondary market for mortgages allows First Horizon Home Loans to sell mortgage loans to investors, including government-sponsored enterprises (GSEs), such as Fannie Mae (FNMA), Ginnie Mae (GNMA), and Freddie Mac (FHLMC). Many private investors are also active in the secondary market as issuers and investors. The majority of First Horizon Home Loans’ mortgage loans are sold through transactions with GSEs. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred mortgage loans are subsequently determined not to meet the agreed-upon qualifications or criteria, the purchaser has the right to return those loans to First Horizon Home Loans. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).

When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount based on the expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as an asset known as "Mortgage Servicing Rights" on the Consolidated Condensed Statements of Condition (refer to discussion of MSR under Critical Accounting Policies).

Origination income includes net origination fees, revenue recognized on loans sold, the value recognized on loans in process, and net secondary marketing trading gains. Origination fees and gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer. The adoption of SAB No. 105, which prohibits the inclusion of estimated servicing cash flows within the valuation of interest rate lock commitments under SFAS No. 133, created an accounting change in second quarter 2004 and lowered mortgage banking noninterest income by $8.4 million. FHN previously included a portion of the value of the associated servicing cash flows when recognizing loan commitments at inception and throughout its life. This impact is a one-time change and will not affect the ongoing economic value of this business.

Secondary marketing activities include gains or losses from secondary marketing trading gains, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the MSR. As discussed under Critical Accounting Policies, First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its MSR through changing interest rate environments. Included in servicing income are servicing fees, the MSR hedge gains/(losses) reflecting effects of hedging including servicing rights net value changes, amortization and impairment of MSR, and gains/(losses) related to market value adjustments primarily on interest-only strips that are classified as trading securities and associated hedges. Other income includes income from the GNMA repurchase program, bulk sales of MSR, and other miscellaneous items. As shown in Table 2, total mortgage banking noninterest income decreased 30 percent in 2004.

Mortgage first-lien loan origination volumes in second quarter 2004 were $8.9 billion compared to $15.1 billion in 2003. Given the industry-wide decline in refinance volume, the decrease in production volume was expected. However, home purchase related originations grew 29 percent from second quarter 2003, to $4.7 billion, as the focus of the sales force shifted from refinance to purchase business and growth in the sales force continued. Loans securitized and sold into the secondary market decreased 32 percent to $9.5 billion as origination volume slowed. Net origination income decreased 46 percent to $103.0 million compared to $190.8 million in second quarter 2003, primarily reflecting the decrease in refinance origination volume and lower margins related to competitive pricing pressures.

This quarter’s net revenue from originating and selling real estate loans includes $3.7 million of net gains from the securitization of approximately $300 million of home equity lines of credit (HELOCs) included in the Retail/Commercial Banking segment. Successful cross-sell strategies through FHN’s national delivery channels have resulted in growth of HELOCs, and FHN will continue to securitize certain of these loans on a periodic basis for funding and other strategic reasons.

During the quarter ended June 30, 2004, mortgage interest rates rose approximately 90 basis points, resulting in a significant increase in the fair market value of MSR owned by the company. The value is created by the differential between the current market mortgage interest rate and the average mortgage interest rate included in the servicing portfolio creating the expectation that the life of the existing portfolio is extended since the refinance incentive has been dramatically reduced. These changes in economic facts and circumstances combined with the significant increase in fair value of the MSR portfolio resulted in a re-stratification to better reflect the underlying values and risks inherent in the portfolio. The re-stratification of the MSR portfolio resulted in a recapture of a portion of the temporary valuation allowance through income of approximately $15.4 million. As prescribed by the guidance in FAS No. 140, the re-stratification has been accounted for as a change in estimate in the current period.

The mortgage-servicing portfolio (which includes servicing for ourselves and others) was $72.2 billion on June 30, 2004, an increase of 13 percent from $64.0 billion on June 30, 2003. Mortgage servicing fees increased 26 percent to $54.1 million due to growth in the servicing portfolio and the favorable impact of lower prepayment activity. Servicing fees were negatively impacted by a declining percentage of GNMA mortgages, which earn higher servicing fees. MSR net hedge gains decreased 90 percent to $4.0 million from $39.0 million, predominantly driven by generally higher interest rates combined with significant changes in the shape of the yield curve. This decline includes an unfavorable change in hedge ineffectiveness of $27.6 million resulting from a $13.1 million loss this quarter compared to a $14.5 million gain in 2003. However, MSR impairment decreased $72.7 million, including the effect of the re-stratification of the servicing portfolio tranches, which was triggered by the impact that rising interest rates had on the predominant risk characteristics of the MSR portfolio, resulting in reduced impairment of $15.4 million.

Other mortgage income decreased 51 percent to $4.6 million for 2004 compared to $9.2 million in 2003 primarily due to the reclassification on December 31, 2003, of pre-foreclosure loans, repurchased under the agency insured repurchase program, from other assets to loans held for sale, which resulted in the associated earnings being included in net interest income in 2004.

Table 2 – Mortgage Banking Noninterest Income

(Dollars and volumes in millions)	Three Months Ended June 30		Percent Change (%)		Six Months Ended June 30		Percent Change (%)

	2004	2003			2004	2003

Noninterest income:
Origination income - mortgage banking	$99.1	$190.6	48.0	-	$194.9	$359.5	45.8	-
Origination income - equity lending	3.7	—	100.0	+	8.7	—	100.0	+
Origination income - construction lending	.2	.2	—		.3	.3	—

Total origination income	103.0	190.8	46.0	-	203.9	359.8	43.3	-

Servicing income - mortgage banking	14.5	(25.5)	NM		42.9	(14.2)	NM
Servicing income - equity lending	.2	—	100.0	+	.2	—	100.0	+

Total servicing income	14.7	(25.5)	NM		43.1	(14.2)	NM

Other	4.6	9.2	50.5	-	6.8	24.8	72.8	-

Total mortgage banking noninterest income	$122.3	$174.5	29.9	-	$253.8	$370.4	31.5	-

Refinance originations - first lien	$4,226.0	$11,455.2	63.1	-	$8,200.5	$20,424.8	59.9	-
New loan originations - first lien	4,688.6	3,623.0	29.4	+	7,583.3	6,025.8	25.8	+

Mortgage loan originations	$8,914.6	$15,078.2	40.9	-	$15,783.8	$26,450.6	40.3	-

Servicing portfolio - mortgage banking	$72,165.4	$63,952.2	12.8	+	$72,165.4	$63,952.2	12.8	+
Servicing portfolio - equity lending	560.4	—	100.0	+	560.4	—	100.0	+

Total servicing portfolio	$72,725.8	$63,952.2	13.7	+	$72,725.8	$63,952.2	13.7	+

Certain previously reported amounts have been reclassified to agree with current presentation.

Capital Markets Noninterest Income

Capital markets noninterest income, the major component of revenue in the Capital Markets segment, is primarily generated from the purchase and sale of securities as both principal and agent, and from investment banking, portfolio advisory and equity research services. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in fair value due to changes in interest rates.

For second quarter 2004, capital markets noninterest income decreased 36 percent to $102.2 million from $158.7 million in 2003. This decrease reflects the effect of fixed income investors delaying purchases in anticipation of upcoming interest rate hikes by the Federal Reserve. Additionally, last year’s second quarter was favorably impacted by higher cash flows from prepayments of mortgage-backed products and agency calls. As a result of these impacts, revenues from fixed income sales to depository and non-depository investors fell $49.8 million. Revenues from other fee sources include fee income from activities such as investment banking, equity research, and portfolio advisory. These revenues fell $6.7 million from last year’s second quarter, primarily due to a decline in the volume of trust preferred issuances.

Table 3 – Capital Markets Noninterest Income

(Dollars in millions)	Three Months Ended June 30		Growth Rate (%)		Six Months Ended June 30		Growth Rate (%)

	2004	2003			2004	2003

Noninterest income:
Fixed income - depository	$34.8	$65.9	47.3	-	$83.9	$136.6	38.5	-
Fixed income - non-depository	23.5	42.2	44.2	-	56.3	80.2	29.8	-
Other products/services	43.9	50.6	13.1	-	79.9	81.5	2.0	-

Total capital markets noninterest income	$102.2	$158.7	35.6	-	$220.1	$298.3	26.2	-

Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income

All other noninterest income categories grew 13 percent, or $14.4 million. This growth was led by merchant processing noninterest income, which increased 40 percent, or $5.6 million, primarily due to acquisitions as transactions processed increased 21 percent. In second quarter 2004, sales of securities resulted in net security gains of $3.2 million compared to net security losses of $.7 million in 2003.

NONINTEREST EXPENSE

Total noninterest expense for second quarter 2004 decreased 14 percent to $384.0 million from $448.4 million in 2003. Noninterest expense in second quarter 2003 included approximately $25 million of discretionary spending on performance enhancing initiatives.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased 15 percent to $238.4 million from $279.3 million in 2003. This decrease is primarily due to lower activity levels in Capital Markets in second quarter 2004 and approximately $3 million of expense in 2003 resulting from severance.

All other noninterest expense categories decreased 14 percent, or $23.5 million. This decline was due in part to lower professional fees as discretionary spending was reduced and also to a drop in contract employment expense primarily associated with lower volumes in mortgage banking. Also impacting the decline was a discretionary contribution of $9.8 million made in second quarter 2003 to the First Horizon Foundation, a non-profit entity dedicated to supporting charitable causes in the communities where FHN does business.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses decreased 55 percent in 2004 to $12.3 million from $27.5 million in 2003. The improvement in second quarter 2004’s provision is related to the positive shift in the mix of the loan portfolio and a drop in specific allocations related to large commercial credits. The risk profile of the retail loan portfolio improved as the mix shifted to a greater concentration of high credit score products. Also impacting the risk profile of this portfolio was the transfer of certain higher risk retail residential loans to held for sale in 2003. The risk profile of the commercial loan portfolio improved as indicated by current lower levels of watch and classified loans. Net charge-offs decreased to $11.0 million in second quarter 2004 compared to $12.9 million in second quarter 2003. Net charge-offs were impacted in second quarter 2003 by improvement in the retail loan portfolio.

Nonperforming loans in the loan portfolio were $45.7 million on June 30, 2004, compared to $59.7 million on June 30, 2003. The ratio of nonperforming loans in the loan portfolio to total loans was .30 percent on June 30, 2004, compared to .47 percent on June 30, 2003. Nonperforming assets increased to $90.0 million on June 30, 2004, from $83.1 million on June 30, 2003, and increased more significantly from $77.5 million on March 31, 2004. The increase in 2004 reflects growth in Retail/Commercial Banking nonperforming assets, primarily driven by an advance made on an existing foreclosed property to facilitate completion of a real estate development, and the addition of a new credit within the Tennessee footprint to nonaccrual loans. However, the ratio of nonperforming assets in Retail/Commercial Banking to total loans remained stable at .49 percent on June 30, 2004, compared to .45 percent on March 31, 2004, reflecting the underlying stability of the loan portfolio. On June 30, 2004, FHN had no concentrations of 10 percent or more of total loans in any single industry.

Table 4 – Net Charge-off Ratios *

	Three Months Ended June 30

	2004	2003

Commercial	.19%	.18%
Retail real estate**	.21	.47
Other retail	1.12	.83
Credit card receivables	4.99	5.12
Total net charge-offs	.30	.42

*	Table 6 provides information on the relative size of each loan portfolio.

**	Excludes 1.5 million of net charge-offs in 2003 related to loans classified as nonperforming from the warehouse and the repurchase of loans originated and previously sold by First Horizon Home Loans.

Going forward, the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economy. Asset quality indicators could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/reward profiles. Nonperforming assets are currently at stable levels around which they are expected to fluctuate moderately under normal operating conditions. In addition, banking regulators have issued for comment a proposed interpretation that addresses the appropriateness of reporting repurchased GNMA loans, and GNMA loans that are eligible for repurchase, as past due loans, and the appropriate statement of condition classification of foreclosed real estate that had been the collateral for GNMA loans, i.e., whether the foreclosed real estate should be reported as “other real estate owned” or “other assets.” FHN does not currently include insured repurchased loans in its past due numbers, and repurchased loans are currently included in other assets after foreclosure. While this proposed change would alter the amounts reported as nonperforming assets, it has no effect on the economic value of FHN's participation in the GNMA repurchase program. This guidance, if approved, has a proposed implementation date of September 30, 2004.

Table 5 – Asset Quality Information

	June 30

(Dollars in thousands)	2004		2003

Retail/Commercial Banking:
Nonperforming loans	$45,671		$59,656
Foreclosed real estate	28,833		12,521
Other assets	—		52

Total Retail/Commercial Banking	74,504		72,229

Mortgage Banking:
Nonperforming loans - held for sale	11,118		6,939
Foreclosed real estate	4,417		3,893

Total Mortgage Banking	15,535		10,832

Total nonperforming assets	$90,039		$83,061

Loans and leases 30 to 89 days past due	$71,461		$88,698
Loans and leases 90 days past due	25,516		32,208
Potential problem assets*	99,355		119,991

Total loans, net of unearned income	$15,301,467		$12,766,889
Insured loans	(619,836)		(553,088)

Loans excluding insured loans	$14,681,631		$12,213,801

Off-balance sheet commitments**	$5,607,462		$4,372,450

	Second Quarter

	2004		2003

Allowance for loan losses:
Beginning balance on March 31	$160,685		$144,484
Provision for loan losses	12,292		27,501
Loans transferred to held for sale	(1,239)		—
Charge-offs	(14,305)		(16,383)
Loan recoveries	3,324		3,478

Ending balance on June 30	$160,757		$159,080

Reserve for off-balance sheet commitments	$7,883		$7,536
Total reserve for allowance for loan losses and off-balance sheet commitments	$168,640		$166,616

	June 30

	2004		2003

Allowance to total loans	1.05%		1.25%
Allowance to loans excluding insured loans	1.10		1.30
Allowance to nonperforming loans in the loan portfolio	352		267
Nonperforming assets to loans, foreclosed real estate
and other assets (Retail/Commercial Banking)	.49		.57
Nonperforming assets to unpaid principal balance of
servicing portfolio (Mortgage Banking)	.03		.03
Allowance to net charge-offs	14.64	x	12.33	x

*	Includes loans and leases 90 days past due.
**	Amount of off-balance sheet commitments for which a reserve has been provided. Certain previously reported amounts have been reclassified to agree with current presentation.

INCOME TAXES

The effective tax rate was 30.2 percent for second quarter 2004 compared to 31.0 percent for the same period in 2003, but down from 33.7 percent in first quarter 2004. The effective tax rates in both second quarter periods reflect the favorable settlement of certain items related to prior years’ tax returns. In second quarter 2004, the effective tax rate reflects a decrease of $4.0 million, or $6.4 million on a pre-tax equivalent basis resulting from a favorable settlement. In second quarter 2003, the effective tax rate reflects a decrease of $6.2 million, or $9.8 million on a pre-tax equivalent basis resulting from a favorable settlement.

BUSINESS LINE REVIEW

RETAIL/COMMERCIAL BANKING

Pre-tax earnings grew from $46.2 million to $101.7 million as national expansion initiatives created further advances in cross-selling (penetration of the targeted national customer base who have purchased multiple financial services has now increased to 34 percent), market penetration in Tennessee markets continued to increase, asset quality improved, fee income sources rebounded, and efficiency improvements were realized.

Loan growth of 20 percent reflected strength in consumer lending and homebuilder financing, which are leveraging FHN’s national footprint, as well as renewed commercial loan growth. Checking and savings account balances grew 5 percent as the introduction of convenient hours and free checking in the Tennessee and Virginia markets has accelerated product growth. As a result of this product growth net interest income related to retail/commercial banking activities grew 16 percent over second quarter last year.

Noninterest income grew 12 percent to $121.4 million and represented 42 percent of revenues. Merchant processing fees grew 40 percent as an improving economy helped increase travel activity and several small acquisitions were completed. Sales of investments and asset management fees also experienced double-digit growth as financial planning initiatives continued to position FHN as a primary provider of wealth management products and services.

Net charge-offs fell to 30 basis points, reflecting the reduced risk in the loan portfolio due to the economic recovery and a change in the loan mix which coupled with a drop in specific allocations related to large commercial credits resulted in a $15.6 million reduction in provision for loan losses. The efficiency ratio for Retail/Commercial Banking activities has consistently improved over the last five quarters as discretionary spending has been reduced and the returns on last year’s investments and process initiatives continue to pay off. Additionally, this quarter’s results included $2.5 million incremental investment spending on the Middle Tennessee and Northern Virginia market expansion plans.

Going forward, national expansion strategies, further market penetration in Tennessee related to opportunities created by recent industry consolidation, and the return on investments being made in additional full-service financial centers in Middle Tennessee and Northern Virginia should enable revenue growth in retail/commercial banking activities to continue. While asset quality should remain stable at current levels, improvements in efficiencies should provide further operating leverage.

MORTGAGE BANKING

Pre-tax earnings decreased from $103.9 million to $46.4 million, which included the unfavorable $8.4 million impact from the one-time accounting change related to SAB No. 105. The remaining $49.1 million decrease in earnings was primarily driven by declining origination revenues due to a drop in refinancing activities and the emergence of competitive pricing pressures. Partially offsetting the decline in origination revenues was an improvement in servicing profitability due to reduced impairment expense and lower operating expenses as activity levels fell.

Mortgage origination volume fell 41 percent to $8.9 billion, as refinancing volume declined from 76 percent of total originations in second quarter 2003 to 47 percent this quarter. Additionally, margins on loans sold decreased as competitive pressures in the market unfavorably impacted origination revenue by $16.2 million. In contrast to the reduction in refinancings, home purchase originations increased 29 percent as the sales force continued to grow at a double-digit pace and the focus of the sales force continued to shift from refinance to purchase business. As a result of these impacts and the $8.4 million impact from SAB No. 105, origination revenues decreased $91.5 million.

The “natural” hedge provided by the servicing business cycle, provided an offset to fluctuations in refinance origination revenues, performed as expected with servicing net revenues increasing $40.0 million from a loss of $25.5 million in 2003 to $14.5 million net revenue in 2004. Total fees associated with mortgage servicing increased 26 percent to $54.1 million due to growth in the servicing portfolio and the favorable impact of lower prepayment activity. Servicing fees were negatively impacted by a declining percentage of GNMA mortgages, which earn higher servicing fees. Additionally, as a result of improvements in processes and technology, productivity improved resulting in a 24 percent reduction of servicing costs. MSR net hedge gains decreased 90 percent to $4.0 million from $39.0 million. This decline, predominantly driven by generally higher interest rates combined with significant changes in the shape of the yield curve, includes an unfavorable change in hedge ineffectiveness of $27.6 million resulting from a $13.1 million loss this quarter, compared to $14.5 million of earnings in 2003. However, MSR impairment decreased $72.7 million, including the effect of the re-stratification of the servicing portfolio tranches, which was triggered by the impact that rising interest rates had on the predominant risk characteristics of the MSR portfolio, resulting in reduced impairment of $15.4 million. The mortgage-servicing portfolio was $72.2 billion on June 30, 2004, an increase of 13 percent from $64.0 billion on June 30, 2003.

Noninterest expense decreased 5 percent, or $5.9 million, to $121.1 million in 2004, due to the overall decline in activity levels.

Going forward, a continuation of recent trends in interest rates, declining origination volume from refinanced mortgages and competitive pricing pressures should continue to negatively impact mortgage origination profitability. Servicing profitability, however, should remain strong due to a slow-down in prepayments. Revenue from loan originations generally depends on mortgage interest rates, the strength of the economy, and the size of the sales force. An increase in rates has a more immediate impact on refinance activity, but over time also impacts home purchase activity and should reduce net origination fees and profits from the sale of loans, but should also reduce MSR amortization expense and impairment losses. A decrease in rates should increase this net revenue. Flat to rising interest rates should reduce net secondary marketing trading gains, while falling rates should increase this net revenue. If total origination volume increases and/or the yield curve steepens, net interest income from the warehouse should increase, while if volume decreases and/or the yield curve flattens, this revenue should decrease.

CAPITAL MARKETS

Pre-tax earnings declined from $44.7 million to $25.0 million primarily due to a reduction in fixed income securities sales, net of a related decline in commissions and incentives. In anticipation of the Federal Reserve’s upcoming interest rate hikes, fixed income investors delayed their purchases. In addition to this impact, last year’s second quarter was favorably impacted by higher cash flows from prepayments of mortgage-backed products and agency calls. As a result of these impacts, revenues from fixed income sales to depository and non-depository investors fell $49.8 million. Revenues from other fee sources include fee income from activities such as investment banking, equity research, portfolio advisory and the sale of bank owned life insurance. These revenues fell $7.6 million from last year’s peak second and fourth quarters primarily due to a decline in the volume of trust preferred issuances.

Revenues from depository institutions represented 34 percent of capital markets noninterest income in 2004 compared to 41 percent in 2003, and revenues from non-depository represented 23 percent of income in 2004 compared to 26 percent in 2003. Revenues from other products and services represented 43 percent of capital markets noninterest income in 2004 compared to 33 percent in 2003.

Noninterest expense decreased 34 percent to $78.0 million from $117.4 million in 2003. This decline was due to decreased personnel expenses, the largest component of noninterest expense, resulting from lower commissions and incentives associated with the reduced fee income this year.

Going forward, revenues from fixed income security sales may remain subdued as investors anticipate the impact that future Federal Reserve tightening might have on bond yields. When investors’ expectation for future increases in longer-term interest rates moderate, demand for fixed income security sales should return to historical levels. Generally, revenues fluctuate due to expansion or contraction of customer demand for fixed income products which can be influenced by the strength of loan growth in the U.S. economy and volatility in the interest rate environment and equity markets. Also impacting revenue is the volume of investment banking transactions and the continued broadening of product offerings.

CORPORATE

The Corporate segment improved from a $23.2 million pre-tax loss last year to a $3.5 million pre-tax loss this quarter. Reduced discretionary spending helped lower expenses $15.3 million to $10.2 million. Security portfolio restructurings and venture capital gains resulted in $2.9 million in gains this quarter versus a $1.1 million net loss last year. Additionally, the Corporate business segment now includes the funding function for the corporation and any impact from asset/liability positioning. Net interest income improved $.8 million since last year’s second quarter due to balance sheet restructurings to take advantage of the higher interest rate environment.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

Earning assets primarily consist of loans, loans held for sale and investment securities. Earning assets grew 10 percent and averaged $23.6 billion in second quarter 2004 compared to $21.6 billion in 2003. The increase in earning assets was due to growth of 20 percent in loans. Average total assets increased 9 percent to $27.3 billion from $25.1 billion in second quarter 2003.

LOANS

Average total loans increased 20 percent for second quarter 2004 to $14.8 billion from $12.3 billion in 2003. Average loans represented 63 percent of average earning assets for second quarter 2004 and 57 percent in 2003. Commercial, financial and industrial loans increased 11 percent, or $462.0 million, since second quarter 2003 reflecting increased demand for loans and the results of the national expansion strategy. Commercial construction loans grew 29 percent since second quarter 2003 or $180.2 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the demand for single-family housing and expansion of the sales force and geographic reach. Commercial real estate loans decreased 12 percent, or $126.2 million primarily due to the divestiture of FNB (previously discussed in Note 2 - Acquistions/Divestitures).

Residential real estate loans grew 34 percent or $1.8 billion since second quarter 2003, primarily due to growth in home equity lines of credit. The retail real estate construction portfolio increased 56 percent or $222.7 million since second quarter 2003. Retail real estate residential construction loans are made to individuals for the purpose of constructing a home where FHN is committed to make the permanent mortgage. The increase in these loans reflects the favorable housing environment and expansion of the sales force and geographic reach. Other retail loans decreased 29 percent or $76.6 million since second quarter 2003 largely due to a decline in automobile lending. Additional loan information is provided in Table 6 - Average Loans.

FHN has a significant concentration in loans secured by real estate. In 2004, 65 percent of total loans are secured by real estate compared to 61 percent in 2003. Two lending products have contributed to this increased level of real estate lending - (1) significant growth in home equity lines of credit which grew 51 percent; (2) single family builders which grew 48 percent. FHN’s real estate lending is well-diversified by industry and geography. On June 30, 2004, FHN did not have any concentrations of 10 percent or more of total loans in any single industry. Additional loan information is provided in Table 6-Average Loans.

Table 6 - Average Loans

	Three Months Ended June 30

(Dollars in millions)	2004	Percent of Total	Growth Rate	2003	Percent of Total

Commercial:
Commercial, financial and industrial	$4,736.6	32%	10.8%	$4,274.6	35%
Real estate commercial	965.1	7	(11.6)	1,091.3	9
Real estate construction	796.6	5	29.2	616.4	5

Total commercial	6,498.3	44	8.6	5,982.3	49

Retail:
Real estate residential	7,253.6	49	34.1	5,409.7	44
Real estate construction	619.1	4	56.2	396.4	3
Other retail	188.7	1	(28.9)	265.3	2
Credit card receivables	258.4	2	(.8)	260.6	2

Total retail	8,319.8	56	31.4	6,332.0	51

Total loans, net of unearned	$14,818.1	100%	20.3%	$12,314.3	100%

Going forward, FHN expects loan growth to reflect the relative strength of the economy and the continued success of the sales force and national expansion efforts.

LOANS HELD FOR SALE / INVESTMENT SECURITIES

Loans held for sale, consisting primarily of mortgage loans, decreased 9 percent to $4.7 billion in 2004 from $5.2 billion in 2003 due to the lower level of originations in 2004. Average investment securities remained flat at $2.5 billion in 2004.

DEPOSITS

Core deposits remained flat at $10.7 billion in second quarter 2004 while retail/commercial banking interest-bearing core deposits increased 4 percent, or $.2 billion, and averaged $6.0 billion. Noninterest-bearing deposits, which averaged $4.7 billion in second quarter 2004, declined 6 percent or $.3 billion primarily due to lower mortgage escrow balances and the divestiture of FNB (previously discussed in Note 2 - Acquisitions/Divestitures).

OTHER SOURCES OF FUNDS

Short-term purchased funds averaged $10.8 billion for second quarter 2004, up 13 percent or $1.2 billion from second quarter 2003. In second quarter 2004, short-term purchased funds accounted for 45 percent of FHN’s total funding, which is comprised of core deposits, purchased funds and term borrowings, and accounted for 44 percent of total funding in second quarter 2003. Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Term borrowings averaged $2.4 billion in second quarter 2004, an increase of 103 percent from $1.2 billion in second quarter 2003 (see Note 6 – Term Borrowings for additional information).

FINANCIAL SUMMARY (Comparison of first six months of 2004 to first six months of 2003)

For the first six months of 2004, earnings totaled $237.7 million or $1.84 diluted earnings per share. For the same period in 2003, earnings were $237.4 million or $1.81 diluted earnings per share. Return on average shareholders’ equity was 25.5 percent and return on average assets was 1.83 percent for the first six months of 2004 compared to 27.1 percent and 1.98 percent, respectively, for the first six months of 2003.

For the first six months of 2004, total revenues were $1,132.0 million, a decrease of 12 percent from $1,284.0 million in 2003. Noninterest income decreased 19 percent to $722.4 million from $888.8 million in 2003. Noninterest expense decreased 14 percent to $756.0 million for the six-month period in 2004 compared to $875.8 million in 2003.

INCOME STATEMENT REVIEW

Noninterest income for the first six months of 2004 was $722.4 million and contributed 64 percent to total revenues as compared to $888.8 million, or 69 percent of total revenues in 2003. Mortgage banking fee income decreased 31 percent to $253.8 million from $370.4 million. During this period, fees from the origination process decreased $155.9 million while net servicing income improved $57.3 million. Contributing to the improved servicing results was lower MSR impairment of $100.6 million while hedge results had a negative impact of $51.0 million. Amortization of capitalized MSR increased 15 percent, or $9.6 million, as the servicing portfolio grew 13 percent to $72.2 billion in 2004. Other income decreased 73 percent, or $18.0 million due to lower earnings from the agency insured GNMA repurchase program, under which First Horizon Home Loans buys delinquent loans to reduce future foreclosure costs. See Table 2 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets decreased 26 percent to $220.1 million from $298.3 million for 2003. For the first six months of 2004, all other noninterest income categories grew 13 percent, or $28.4 million, to $248.5 million. This growth was led by merchant processing noninterest income, which increased 37 percent, or $9.7 million, primarily due to acquisitions. Net security gains of $4.1 million, primarily from sales of securities, were recognized in 2004 compared to net security losses of $1.8 million in 2003. In addition, there were divestiture gains of $3.8 million in 2004 resulting from the sale of certain merchant relationships. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 4 percent to $409.6 million from $395.2 million for the first six months of 2003 while earning assets increased 9 percent to $22.5 billion from $20.6 billion in 2003. The year-to-date consolidated margin decreased to 3.65 percent in 2004 from 3.85 percent in 2003. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first six months of 2004 decreased 14 percent to $756.0 million from $875.8 million in 2003. Personnel expense decreased $64.6 million or 12 percent in 2004 primarily due to lower activity levels in Capital Markets. This decrease also reflects the $11.7 million of expense in 2003 related to modifications in and funding of an old deferred compensation plan, primarily for retirees. All other expense categories decreased 16 percent or $55.2 million in 2004. Included in this decrease were lower professional fees as discretionary spending was reduced and a drop in contract employment expense primarily associated with lower volumes in mortgage banking. Included in 2003’s expense was the $9.8 million discretionary contribution to the First Horizon Foundation and a loss of $14.0 million related to the termination of a lease arrangement with a single purpose entity for First Horizon Home Loans’ main office headquarters. The provision for loan losses decreased 52 percent to $26.5 million from $55.0 million in the first six months of 2003. The effective tax rate decreased to 32.0 percent compared to 32.8 percent. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

BUSINESS LINE REVIEW

RETAIL/COMMERCIAL BANKING

For the first six months of 2004, pre-tax income increased 111 percent to $191.2 million from $90.6 million in 2003. Total revenues for the six-month period were $562.8 million, an increase of 15 percent from $491.7 million in 2003. Net interest income increased 14 percent, or $40.3 million as earning assets grew 22 percent. Noninterest income increased 15 percent, or $30.8 million primarily due to increased revenue from merchant banking and gains from HELOC securitizations. Provision for loan losses decreased 50 percent in 2004 to $26.5 million from $53.5 million due to improvement in asset quality. Total noninterest expense for the six-month period decreased 1 percent to $345.1 million from $347.6 million in 2003. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

MORTGAGE BANKING

For the first six months of 2004 pre-tax income decreased 50 percent to $108.1 million from $216.9 million in 2003. Total revenues for the six-month period were $330.7 million, a decrease of 30 percent from $474.4 million in 2003. During this period, fees from the mortgage origination process decreased 46 percent or $164.6 million while servicing results improved by $57.1 million from a net loss of $14.2 million in 2003. See Table 2 – Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Total noninterest expense for the six-month period decreased 13 percent to $222.6 million from $256.0 million in 2003. Total noninterest expense decreased primarily due to the lower origination volume. In addition, a $14.0 million loss was incurred related to the termination of a lease arrangement with a single purpose entity for First Horizon Home Loans’ main office headquarters. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

CAPITAL MARKETS

For the first six months of 2004 pre-tax income decreased 34 percent to $55.8 million from $84.4 million in 2003. Total revenues for the six-month period were $222.6 million, a decrease of 27 percent from $305.6 million in 2003. Total noninterest expense for the six-month period decreased 25 percent to $166.8 million from $221.2 million in 2003 primarily due to decreased personnel expenses resulting from lower commissions and incentives associated with the reduced fee income this year. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

CORPORATE

For the first six months of 2003, Corporate had a pre-tax loss of $5.6 million compared to a pre-tax loss of $38.7 million in 2003. Included in the pre-tax loss for 2003 is the $9.8 million discretionary contribution made to the First Horizon Foundation and $12.4 million of expense related to modifications in and funding of an old deferred compensation plan, primarily for retirees. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

STATEMENT OF CONDITION REVIEW

For the first six months of 2004, total assets averaged $26.1 billion compared with $24.2 billion in 2003. Average loans grew 21 percent to $14.4 billion from $11.9 billion for the first six months of 2003. Average commercial loans increased 9 percent to $6.3 billion compared to $5.8 billion in 2003. Retail loans increased 33 percent to $8.1 billion in 2004 from $6.1 billion in 2003. Average investment securities increased 2 percent and averaged $2.5 billion in 2004. Loans held for sale, consisting primarily of mortgage loans, decreased 14 percent for the six-month period to $4.0 billion from $4.7 billion in 2003.

For the first six months of 2004, average core deposits decreased 1 percent to $10.4 billion from $10.6 billion. While interest-bearing core deposits increased 3 percent to $6.0 billion from $5.8 billion, noninterest-bearing deposits decreased 6 percent to $4.4 billion from $4.8 billion in 2003. Short-term purchased funds increased 13 percent for the six-month period to $10.3 billion from $9.1 billion.

CAPITAL

Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders’ equity was $1.9 billion on June 30, 2004, up 7 percent from 2003. The increase in shareholders’ equity during 2004 came from retention of net income after dividends and the effects of stock option exercises reduced by shares repurchased. The change in capital was reduced by share repurchases, primarily related to stock option exercises and the divestiture of FNB, which totaled $233.1 million or 5.3 million shares since June 30, 2003. Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to board authority, FHN plans to continue to repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders.

Table 7 – Issuer Purchases of Equity Securities

(Volume in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2004
April 1 to April 30	150	$43.42	150	28,687
May 1 to May 31	850	44.23	850	27,837
June 1 to June 30	—	—	—	27,837

Total	1,000	$44.11	1,000

Benefit Plan Programs:

-	The share purchase program for the 1995 Employee Stock Option Plan was announced on May 15, 1995. The total amount authorized under this program adjusted for subsequent stock splits is 6 million shares to be purchased over the 10-year plan life which expires on April 18, 2005.

-	The share purchase program for the 1995 Non-Employee Directors’ Deferred Compensation Stock Option Plan was announced on May 15, 1995. The total amount authorized under this program adjusted for subsequent stock splits is 900,000 shares to be purchased over the 10-year plan life which expires on April 18, 2005.

-	There are five share purchase programs for the 1997 Employee Stock Option Plan. These programs were announced on October 23, 1996, October 20, 1999, October 18, 2000, October 18, 2001 and October 15, 2002. The total amount authorized under these programs adjusted for subsequent stock splits as necessary are 4.2 million shares, 13 million shares, 5 million shares, 4 million shares and 1.75 million shares, respectively. Under each of these programs the shares are to be purchased over the potential option exercise period (approximately 20 years).

-	The share purchase program for the Bank Director and Advisory Board Member Deferral Plan was announced on October 23, 1996. The total amount authorized under this program adjusted for subsequent stock splits is 170,000 shares to be purchased over the potential option exercise period, which is approximately 20 years.

-	The share purchase program for the 2000 Employee Stock Option Plan was announced on October 20, 1999. The total amount authorized under this program is 1.5 million shares to be purchased over the option exercise period, which is approximately 20 years.

-	The share purchase program for the 2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan was announced on October 20, 1999. The total amount authorized under this program is 400,000 shares to be purchased over the option exercise period, which is approximately 20 years.

-	The share purchase program for the 2002 Bank Director and Advisory Board Member Deferral Plan was announced on October 18, 2001. The total amount authorized under this program is 200,000 shares to be purchased over the option exercise period, which is approximately 20 years.

-	The share purchase program for the 2002 Management Incentive Plan was announced on April 16, 2002. The total amount authorized under this program is 200,000 shares to be purchased during the 10-year life of the plan.

-	There are two share purchase programs for the 2003 Equity Compensation Plan. The first program was announced on April 15, 2003 and the amount authorized under this program is 3 million shares to be purchased during the 10-year life of the plan. The second program was announced on April 20, 2004 and the total amount authorized under this program is 1 million shares to be purchased over the option exercise period, which is approximately 20 years.

Other Programs:

-	A non-stock option plan-related authority was announced on October 18, 2000 authorizing the purchase of up to 9.5 million shares. On October 16, 2001 it was announced that FHN’s board of directors extended the expiration date of this program from June 30, 2002 until December 31, 2004. Through June 30, 2004, 3.8 million shares have been repurchased pursuant to this authority.

See Other - Subsequent Events section of this MD&A for information related to FHN’s consolidation of all previously authorized benefit plan share purchase programs.

Average shareholders’ equity increased 4 percent in second quarter 2004 to $1.9 billion from $1.8 billion, reflecting internal capital generation. The average shareholders’ equity to average assets ratio was 6.86 percent for second quarter 2004 compared to 7.13 percent for second quarter 2003. The average tangible shareholders’ equity to average tangible assets ratio was 6.13 percent for second quarter 2004 compared to 6.37 percent for second quarter 2003. Unrealized market valuations had no material effect on the ratios during second quarter 2004.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of June 30, 2004, First Tennessee Bank National Association (FTBNA) had sufficient capital to qualify as well-capitalized institutions as shown in Note 8 - Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the CEO and direct reports. The Executive Vice President (EVP) of Risk Management oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Senior Credit Policy Committee, Asset/Liability Committee (ALCO), and Operational Risk Committee. The EVP and Chief Credit Officer, EVP of Financial Strategy and Interest Rate Risk Management, and EVP of Risk Management chair these committees, respectively. Reports regarding Credit, Asset/Liability, Market, and Operational Risks are provided through the Executive Committee and Audit Committees of the Board.

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

INTEREST RATE RISK MANAGEMENT

The primary objective of managing interest rate risk is to minimize the volatility to earnings from changes in interest rates and preserve the value of FHN’s capital. The Asset/Liability Committee, a committee consisting of senior management that meets regularly, is responsible for coordinating the financial management of net interest income, liquidity, mortgage banking interest rate risk, investment portfolio, hedging and other such activities. Interest rate risk is managed by structuring the statement of condition to attempt to maximize overall profitability, increase revenue, and achieve the desired level of net interest income while managing interest sensitivity risk and liquidity. Derivative financial instruments are used to aid in managing the exposure of the statement of condition, net interest income, fee income, and expenses to changes in interest rates. Interest rate sensitivity risk is defined as the risk that future changes in interest rates will impact income.

FHN’s net interest income and its financial condition are affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital. To the extent that the interest rates on earning assets reprice less quickly than liabilities, this position will benefit net interest income in a declining interest rate environment and will negatively impact net interest income in a rising interest rate environment. In the case of floating-rate assets and liabilities, FHN may also be exposed to basis risk which results from changing spreads between loan and deposit rates.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of being unable to fund assets with liabilities of the appropriate duration and interest rate, as well as the risk of not being able to meet unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. The Asset/Liability Committee is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are a significant source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For second quarter 2004, the average total loan to core deposit ratio was 138 percent compared with 114 percent in 2003.

FTBNA has a bank note program available for additional liquidity under which the bank may borrow funds from time to time at maturities of 30 days to 30 years. On June 30, 2004, $.3 billion was available under current conditions through the bank note program as a long-term (greater than one year) funding source. FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings, debt offerings and equity offerings in its management of liquidity.

In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN’s junior subordinated debentures through two Delaware business trusts wholly owned by FHN and through preferred stock issued by an indirect wholly owned subsidiary of FHN ($45.2 million on June 30, 2004).

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the six-month periods ending June 30, 2004 and 2003. In 2004, cash flows from operating activities were positive as earnings represented a significant source of liquidity, consistently providing positive cash flows in both 2004 and 2003. In 2003, however, net cash flows from operating activities were negative due to the increased activity levels and related funding requirements of FHN’s mortgage production and servicing and capital markets activities. Long-term and short-term borrowings comprise a significant portion of FHN’s positive financing cash flows in both six-month periods as borrowings were utilized to better match increased liquidity needs related to the loan growth reflected in the negative cash flows from investing activities in 2004 and 2003. Sales and maturities of investment securities largely offset purchases in both periods.

Parent company liquidity is maintained primarily by cash flows stemming from dividends collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the SEC, FHN, as of June 30, 2004, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, FTN Financial Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through investors, including GSEs, such as GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. After sale, these loans are not reflected on the Consolidated Condensed Statements of Condition. Each of the GSEs has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. First Horizon Home Loans’ use of GSEs as an efficient outlet for mortgage loan production is an essential source of liquidity for First Horizon Home Loans and other participants in the housing industry. During second quarter 2004, approximately $6.4 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these GSEs.

Certain of First Horizon Home Loans’ originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $334 thousand (jumbo loans). First Horizon Home Loans pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon Home Loans and other participants in the housing industry to monetize these assets. On June 30, 2004, the outstanding principal amount of loans in these off-balance sheet business trusts was $7.0 billion. Given the significance of First Horizon Home Loans’ origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (known as correspondent brokers) for sale to secondary market investors and subsequently services the majority of those loans. The secondary market for mortgages allows First Horizon Home Loans to sell mortgage loans to investors, including GSEs, such as FNMA, FHLMC and GNMA. Many private investors are also active in the secondary market as issuers and investors. The majority of First Horizon Home Loans’ mortgage loans are sold through transactions with GSEs. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred mortgage loans are subsequently determined not to meet the agreed-upon qualifications or criteria, the purchaser has the right to return those loans to First Horizon Home Loans. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).

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

MARKET RISK MANAGEMENT

Capital markets buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff, and ALCO policies and guidelines have been established with the objective of limiting the risk in managing this inventory.

CREDIT RISK MANAGEMENT

Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing, liquidity/funding and asset management activities. The nature and amount of credit risk depends on the types of transactions, the structure of those transactions and the parties involved. In general, credit risk is incidental to trading, liquidity/funding and asset management activities, while it is central to the profit strategy in lending. As a result, the majority of credit risk is associated with lending activities.

FHN has processes and management committees in place that are designed to assess and monitor credit risks. Management’s Asset Quality Committee has the responsibility to evaluate its assessment of current asset quality for each lending product. In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs. A primary objective of this committee is to provide information about changing trends in asset quality by region or loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses. The Senior Credit Watch Committee has primary responsibility to enforce proper loan risk grading, to identify credit problems, and to monitor actions to rehabilitate certain credits. Management also has a Senior Credit Policy Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues. The committee also develops credit policies and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies. In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty. FHN’s goal is to manage risk and price loan products based on risk management decisions and strategies. Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies. It is management’s objective that both charge-offs and asset write-downs are recorded promptly, based on management’s assessments of current collateral values and the borrower’s ability to repay.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Management, measurement, and reporting of operational risk are overseen by the Operational Risk Committee, which is chaired by the Executive Vice President of Risk Management. Key representatives from the business segments, legal, shared services, risk management, and insurance are represented on the committee. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee. Significant emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.

CRITICAL ACCOUNTING POLICIES

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FHN’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. The consolidated condensed financial statements of FHN are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if (a) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (b) different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of FHN’s financial condition, changes in financial condition or results of operations.

It is management’s practice to discuss critical accounting policies with the Board of Directors’ Audit Committee including the development, selection and disclosure of the critical accounting estimates. Management believes the following critical accounting policies are both important to the portrayal of the company’s financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available as of the date of the financial statements.

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS

When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount based on the expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as an asset known as MSR on the Consolidated Condensed Statements of Condition. In certain cases, when First Horizon Home Loans sells mortgage loans in the secondary market, it retains an interest in the mortgage loans sold primarily through interest-only certificates. Interest-only certificates are financial assets, which represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees.

MSR Estimated Fair Value

The fair value of MSR typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in-part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio.

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business, First Horizon Home Loans relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using numerous tranches of MSR, which share similar key characteristics, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, moderate), agency type and other factors. First Horizon Home Loans uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews estimated fair values and assumptions with third-party brokers and other service providers on a quarterly basis. First Horizon Home Loans also compares its estimates of fair value and assumptions to recent market activity and against its own experience.

Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR requires FHN to make several critical assumptions based upon current market and loan production data.

Prepayment Speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur there is a corresponding increase in actual and expected borrower prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, or is expected to prepay faster than originally expected, the anticipated cash flows associated with servicing that loan are terminated or reduced, resulting in a reduction, or impairment, to the fair value of the capitalized MSR. To estimate prepayment speeds, First Horizon Home Loans utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors. For purposes of model valuation, estimates are made for each product type within the MSR portfolio on a monthly basis.

Discount Rate: Represents the rate at which the expected cash flows are discounted to arrive at the net present value of servicing income. Estimated discount rates will change with market conditions (i.e., supply vs. demand) and be reflective of the yields expected to be earned by market participants investing in MSR.

Cost to Service: Expected costs to service are estimated based upon the costs that a market participant would use in evaluating the potential acquisition of MSR.

Float Income: Estimated float income is driven by expected float balances (principal, interest and escrow payments that are held pending remittance to the investor) and current market interest rates, including the thirty-day London Inter-Bank Offered Rate (LIBOR) and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair market value of MSR.

First Horizon Home Loans engages in a process referred to as “price discovery” on a monthly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) monthly informal valuation of the servicing portfolio by a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data available through third party participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On June 30, 2004 and 2003, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

The First Horizon Risk Management Committee (FHRMC) submits the overall assessment of the estimated fair value of MSR monthly for review. The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon Home Loans’ MSR. Each quarter, FHN’s MSR Committee reviews the original valuation, impairment, and the initial capitalization rates for newly originated MSR. In addition, the Executive Committee of FHN’s board of directors reviews the initial capitalization rates and approves the amortization expense.

MSR are included on the Consolidated Condensed Statements of Condition, net of accumulated amortization. The changes in fair value of MSR are included as a component of Mortgage Banking - Noninterest Income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of MSR

In order to provide protection from a decline in the fair value of MSR, First Horizon Home Loans employs a hedging strategy. This strategy uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts, which will substantially offset the change in fair value of certain MSR. On June 30, 2004 and 2003, hedged MSR approximated 97 percent and 92 percent, respectively, of the total MSR portfolio, as measured on a dollar at risk basis.

In order to substantially hedge the change in fair value of the hedged MSR, First Horizon Home Loans generally maintains a coverage ratio (the ratio of expected change in fair value of derivatives to expected change in fair value of MSR) approximating 100 percent of the hedged MSR portfolio. As noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. Pursuant to SFAS No. 133, in any hedge period the difference between the change in fair value of the hedged MSR, attributed to the change in the benchmark interest rate, and the change in fair value of the derivatives used to hedge the change in fair value of the MSR is recognized as gains or losses in current earnings. First Horizon Home Loans generally attempts to hedge 100 percent of the exposure to a change in the fair value of the hedged MSR attributed to a change in the benchmark interest rate, which requires a regular assessment of the amount of derivative financial instruments required to maintain a 100 percent hedge ratio.

Certain components of the fair value of derivatives used to hedge certain MSR are excluded from the assessment of hedge effectiveness. Although those amounts are excluded from the assessment of hedge effectiveness, they are included as a component of current earnings in the Consolidated Condensed Statements of Income.

The derivative financial instruments used to hedge the change in fair value of hedged MSR primarily include interest rate floors, interest rate swaps and swaptions.

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates, which at the time of sale, result in the capitalization of new MSR associated with new production. This provides for a “natural hedge” in the mortgage banking business cycle. The “replenishment rate” during 2004 - meaning the ratio of new loan volume originated for every existing customer mortgage loan that prepays - was approximately 226 percent, which includes the retention of existing First Horizon Home Loans’ customers who prepay their mortgage loans. First Horizon Home Loans capitalized $115.9 million of MSR during second quarter 2004. New production and origination does not prevent First Horizon Home Loans from recognizing impairment expense on existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR as a component of realized gains related to the sale of such loans in the secondary market, thus the “natural hedge” which tends to offset a portion of the MSR impairment charges during a period of low interest rates. In a period of increased borrower prepayments, impairment can be significantly offset by a strong replenishment rate and strong net margins on new loan originations. To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

First Horizon Home Loans does not specifically hedge the change in fair value of MSR attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), basis risk (meaning, the risk that changes in the benchmark interest rate may not correlate to changes in the mortgage market interest rates), discount rates, cost to service and other factors. To the extent that these other factors result in changes to the fair value of MSR, First Horizon Home Loans experiences volatility in current earnings due to the fact that these risks are not currently hedged.

Actual vs. Estimated MSR Critical Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSR requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSR – particularly the estimate of prepayment speeds – can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings. Table 8 provides a summary of actual and estimated weighted average prepayment speeds and float income used in determining the estimated fair value of MSR for the quarters ended June 30, 2004 and 2003. Although the estimates of discount rates and cost to service assumptions used in determining the estimated fair value of MSR can vary from actual experience, such differences have not been material for the quarters ended June 30, 2004 and 2003.

For the quarters ended June 30, 2004 and 2003, the amortization rates calculated by the model were 13.7, respectively, percent and 29.2 percent, respectively, while the related actual runoff was 35.9 percent and 70.3 percent. For the period ended June 30, 2004, impairment resulting from the difference between the amortization rate calculated by the model and actual run off experienced was reduced by the effect of the re-stratification of the servicing portfolio tranches, which was triggered by the impact that rising interest rates had on the predominate risk characteristics of the MSR portfolio, resulting in a recapture of a portion of the valuation reserve and, therefore, reduced impairment of $15.4 million, or a net recovery of $.4 million for the quarter. The difference between the amortization rate calculated by the model and the actual run off experienced was the primary reason for the impairment charges associated with MSR for the period ended June 30, 2003, of $72.3 million. Table 8 summarizes First Horizon Home Loans’ MSR activity and critical assumptions for the quarters ended June 30, 2004 and 2003.

Table 8 – MSR Critical Assumptions

	Three Months Ended June 30

(Dollars in millions)	2004	2003

Prepayment speeds
Actual	35.87%	70.27%
Estimated*	27.47	81.17
Float income
Actual	6.9	11.2
Estimated	5.3	8.6

*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.

Interest-Only Certificates Fair Value

Consistent with MSR, the fair value of an interest-only certificate typically rises as market interest rates increase and declines as market interest rates decrease. Additionally, similar to MSR, the market for interest-only certificates is limited, and the precise terms of transactions involving interest-only certificates are not typically readily available. Accordingly, First Horizon Home Loans relies primarily on a discounted cash flow model to estimate the fair value of its interest-only certificates.

Estimating the cash flow components and the resultant fair value of the interest-only certificates requires First Horizon Home Loans to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by First Horizon Home Loans to estimate the fair value of interest-only securities include prepayment speeds and discount rates, as discussed above. First Horizon Home Loans’ interest-only certificates are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of mortgage banking income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of Interest-Only Certificates

First Horizon Home Loans employs an economic hedging strategy for interest-only certificates, which uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR) in amounts which will substantially offset the change in fair value of certain interest-only certificates. Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of interest-only securities are included in current earnings on the Consolidated Condensed Statements of Income. The extent to which the change in fair value of interest-only securities is offset by the change in fair value of the derivatives used to hedge these instruments depends primarily on the hedge coverage ratio maintained by First Horizon Home Loans. Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact First Horizon Home Loans’ ability to effectively hedge certain components of the change in fair value of interest-only certificates and could result in significant earnings volatility. The derivative financial instruments used to hedge the change in fair value of hedged interest-only certificates primarily include interest rate swaps and swaptions.

PIPELINE AND WAREHOUSE

During the period of loan origination and prior to the sale of mortgage loans in the secondary market, First Horizon Home Loans has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans. Pipeline loans are either “floating” or “locked”. A floating pipeline loan is one on which an interest rate has not been locked by the borrower. A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment resulting in interest rate risk to First Horizon Home Loans. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the “inventory” of mortgage loans that are awaiting sale and delivery (currently an average of approximately 30 days) into the secondary market. First Horizon Home Loans is exposed to credit risk while a mortgage loan is in the warehouse.

An interest rate lock commitment binds First Horizon Home Loans to lend funds to the potential borrower at the set interest rate, which expires on a fixed date regardless of whether or not interest rates change in the market. Interest rate lock commitments generally have a term of up to 60-days before the closing of the loan. The interest rate lock commitment, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, First Horizon Home Loans makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and, therefore, the changes in fair value of interest rate lock commitments are included in current earnings in the Consolidated Condensed Statements of Income (see Other – Further Interpretations of SFAS No. 133). Third party models are also used to manage interest rate risk related to price movements on loans in the pipeline and the warehouse.

For periods ending before April 1, 2004, like other participants in the mortgage banking business, First Horizon Home Loans relies primarily on an internal valuation model and one of several industry valuation techniques to estimate the fair value of interest rate lock commitments and the mortgage warehouse. This model calculates the estimated fair value using tranches of mortgage loans that are determined to share similar price behavior, which is determined by historical relationships of various product types, terms and interest rates. For purposes of determining the market values for forward commitments to sell mortgage loans in the secondary market, First Horizon Home Loans obtains market prices from independent third parties, which represent actual trade activity in the secondary market. For purposes of determining the fair value of interest rate lock commitments, management utilizes the median broker price information obtained in the secondary market, resulting in an asset with an estimated fair value of $27.4 million on June 30, 2003.

For the period ended June 30, 2004, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower. Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in an asset with an estimated fair value of $21.5 million on June 30, 2004.

To hedge against changes in fair value of the mortgage pipeline and warehouse due to changes in interest rates, First Horizon Home Loans utilizes various derivative financial instruments, which management expects will experience changes in fair value opposite to the changes in fair value of the loans in the pipeline and warehouse, thus minimizing earnings volatility. The instruments and techniques used to hedge the pipeline and warehouse include forward sales commitments and other interest rate derivatives. The extent to which First Horizon Home Loans is able to economically hedge changes in the mortgage pipeline depends largely on the hedge coverage ratio that is maintained relative to mortgage loans in the pipeline. The hedge coverage ratio can change significantly due to changes in market interest rates and the associated forward commitment prices for sales of mortgage loans in the secondary market. Increases or decreases in the hedge coverage ratio can result in significant earnings volatility to FHN. First Horizon Home Loans does not specifically hedge the change in fair value of the mortgage pipeline attributed to other risks, including basis risk and other factors.

FORECLOSURE RESERVES

As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSEs and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On June 30, 2004 and 2003, approximately $3.6 billion and $4.0 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements. On June 30, 2004 and 2003, approximately $173.3 million and $140.5 million, respectively, of mortgage loans were outstanding which were sold under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the portfolio. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On June 30, 2004 and 2003, the foreclosure reserve was $19.0 million and $31.3 million, respectively. While the servicing portfolio has grown from $64.0 billion on June 30, 2003, to $72.2 billion on June 30, 2004, the foreclosure reserve has decreased due to the decline in limited recourse obligations and improvements in loan delinquency status.

ALLOWANCE FOR LOAN LOSSES

Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. This critical accounting estimate applies primarily to the Retail/Commercial Banking segment. The Executive Committee of FHN’s board of directors approves the level of the allowance for loan losses.

FHN’s methodology for estimating the allowance for loan losses is not only critical to the accounting estimate, but to the credit risk management function as well. Key components of the estimation process are as follows: (1) commercial loans determined by management to be individually impaired loans are evaluated individually and specific reserves are determined based on the difference between the outstanding loan amount and the estimated net realizable value of the collateral (if collateral dependent) or the present value of expected future cash flows; (2) individual commercial loans not considered to be individually impaired are segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) retail loans are segmented based on loan types and credit score bands and loan to value; (4) reserve rates for each portfolio segment are calculated based on historical charge-offs and are adjusted by management to reflect current events, trends and conditions (including economic factors and trends); and (5) management’s estimate of probable incurred losses reflects the reserve rate applied against the balance of loans in each segment of the loan portfolio.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. There have been no significant changes to the methodology for the quarters ended June 30, 2004 and 2003.

GOODWILL AND ASSESSMENT OF IMPAIRMENT

FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the annual assessment of impairment. The valuation as of October 1, 2003, indicated no goodwill impairment for any of the reporting units.

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the Retail/Commercial Banking, Mortgage Banking, and Capital Markets business segments. Reporting units have been defined as the same level as the operating business segments.

The impairment testing process conducted by FHN begins by assigning net assets and goodwill to each reporting unit. FHN then completes “step one” of the impairment test by comparing the fair value of each reporting unit (as determined based on the discussion below) with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

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

CONTINGENT LIABILITIES

A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. FHN estimates its contingent liabilities based on management’s estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain.

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

OTHER

FURTHER INTERPRETATIONS OF SFAS NO. 133

Certain provisions of SFAS No. 133 continue to undergo significant discussion and debate by the Financial Accounting Standards Board (FASB). One such potential issue involves the assessment of hedge effectiveness (and its impact on qualifying for hedge accounting) when hedging fair value changes of prepayable assets due to changes in the benchmark interest rate. As the FASB continues to deliberate interpretation of the new rules, the potential exists for a difference between FHN’s interpretation and that of the FASB, the effects of which cannot presently be anticipated but failure to obtain hedge accounting treatment could be significant to results of operations.

ACCOUNTING CHANGES

In May 2004, the FASB approved issuance of FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP FAS 106-2 will supercede FSP FAS 106-1, under which FHN elected to defer the effects of the Act. FSP FAS 106-2 requires a plan sponsor to determine if benefits offered through a postretirement health care plan are actuarially equivalent to Medicare Part D. If benefits are determined to be actuarially equivalent, the resulting effect on the plan’s obligations should be reflected as an actuarial gain in determining the plan’s accumulated postretirement benefit obligation. FSP FAS 106-2 is effective for the first interim period beginning after June 15, 2004. FHN does not expect the impact of recognizing any benefit to be material to results of operations.

In March 2004, the FASB approved certain additional provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, including measurement guidance for evaluating whether an “other-than-temporary impairment” has occurred for marketable securities and cost method investments. Additional disclosures are also required for cost method investments, effective at the end of the current fiscal year. The new impairment evaluation and recognition guidance is effective for reporting periods beginning after June 15, 2004. Adoption of these additional requirements is not expected to have a material effect on the results of operations.

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

SUBSEQUENT EVENTS

On July 20, 2004, FHN’s Board of Directors approved the consolidation of all previously authorized benefit plan share purchase programs noted above into a single share purchase program for benefit plans. Also, included in this consolidated benefit plan share purchase program, is the renewal of the authorization to purchase 2.9 million shares for use in connection with the 1990 Stock Option Plan and the 1991 Bank Advisory Director Deferral Plan for which the share purchase authority had expired. The total amount authorized under this consolidated benefit plan share purchase program is 25,076,662 shares to be purchased over the option exercise period of the various benefit plans on or before December 31, 2023. Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this Item is contained in (a) Management’s Discussion and Analysis of Results of Operations and Financial Condition in Item 2 of this report at pages 23 through 46, (b) the Section entitled “Risk Management-Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of the Financial Appendix to the Corporation’s 2004 Proxy Statement at pages F-25 through F-29 and (c) the “Interest Rate Risk Management” subsection of Note 1 to the Corporation’s consolidated financial statements at pages F-63 through F-64 of the Financial Appendix to the Corporation’s 2004 Proxy Statement, and which information is incorporated herein by reference.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. FHN’s management, with the participation of FHN’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of FHN’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that FHN’s disclosure controls and procedures are effective to ensure that material information relating to FHN and FHN’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in FHN’s internal control over financial reporting during FHN’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, FHN’s internal control over financial reporting.

Part II.

OTHER INFORMATION

Items 1, 3, and 5

As of the end of the second quarter 2004, the answers to Items 1, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I - First Horizon National Corporation - Management’s Discussion and Analysis of Results of Operations and Financial Condition at page 36.

Item 4	Submission of Matters to a Vote of Security Holders.

(a)	The Corporation’s Annual Meeting of Shareholders was held April 20, 2004.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management’s nominees for election to Class II (Messrs. Blattberg, Glass, Rose and Yancy) or the nominee for election to Class III (Ms. Sammons) The Class II nominees were elected for a three-year term and the Class III nominee for a one year term or until their respective successors are duly elected and qualified. Directors continuing in office are Messrs. Cates, Haslam, Martin, Sansom and Ward and Ms. Palmer.

(c)	At the Annual Meeting, the shareholders also approved an amendment to the Corporation’s charter, changing the Corporation’s name to First Horizon National Corporation, and an amendment to the 2003 Equity Compensation Plan and ratified the appointment of KPMG as auditors. The shareholder vote was as follows:

Nominees for Classes stated above:	For	Withheld

Robert C. Blattberg	98,421,691	6,681,733
J. Kenneth Glass	103,073,973	2,009,451
Michael D. Rose	102,733,093	2,350,331
Mary F. Sammons	103,537,209	1,546,215
Luke Yancy III	77,204,910	27,878,514

	For	Against	Abstained	Non-vote

Charter amendment	102,529,393	1,624,074	929,957	0
Plan amendment	64,738,831	16,707,956	1,969,823	21,666,814
Auditor Ratification	102,191,377	2,091,207	800,840	0

There were no “broker non-votes” or abstentions with respect to any of the nominees.

Item 6 Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

3(i)	Amended and Restated Charter, incorporated herein by reference to Exhibit 3(i) to the Corporation’s Form 10-Q for the quarter ended 3-31-04.

3(ii)	Bylaws as amended and restated

4	Instruments defining the rights of security holders, including indentures*

**10(i)	Pension Restoration Plan, as amended and restated.

**10(n)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated.

**10(r)	2003 Equity Compensation Plan, as amended and restated, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2004, filed March 10, 2004.

**10(s)	2002 Bank Director and Advisory Board Member Deferral Plan, as amended and restated.

**10(w)	Jim L Hughes employment agreement.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99(a)	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section and the “Interest Rate Risk Management” subsection of Note 1 to FHN’s consolidated financial statements, contained, respectively, at pages F-25 through F-29 and pages F-63 through F-64, in the Financial Appendix to the Corporation’s 2004 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2004, filed March 10, 2004, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.

(b) Reports on Form 8-K.

The following reports on Form 8-K, with the Date of Report as indicated, were filed during second quarter 2004:

1.	4-20-04 – Item 12: earnings release for first quarter 2004 was furnished.

2.	4-20-04 – Item 5: notification of name change and charter amendment.

3.	4-27-04 – Item 9: analyst packet for second quarter 2004 was furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION ———————————————————— (Registrant)

DATE: 8/06/04 ———	By: /s/ Marlin L. Mosby III ————————————— Marlin L. Mosby III Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Amended and Restated Charter, incorporated herein by reference to Exhibit 3(i) to the Corporation’s Form 10-Q for the quarter ended 3-31-04.

3(ii)	Bylaws as amended and restated

4	Instruments defining the rights of security holders, including indentures*

**10(i)	Pension Restoration Plan, as amended and restated.

**10(n)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated.

**10(r)	2003 Equity Compensation Plan, as amended and restated, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2004, filed March 10, 2004.

**10(s)	2002 Bank Director and Advisory Board Member Deferral Plan, as amended and restated.

**10(w)	Jim L Hughes employment agreement.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99(a)	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section and the “Interest Rate Risk Management” subsection of Note 1 to FHN’s consolidated financial statements, contained, respectively, at pages F-25 through F-29 and pages F-63 through F-64, in the Financial Appendix to the Corporation’s 2004 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2004, filed March 10, 2004, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.