Form 10-Q
period 2004-09-30
FIRST HORIZON NATIONAL CORP
filed 2004-11-05
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(901) 523-4444
(Registrant's telephone number, including area code)

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

Yes  x  No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  x  No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	123,127,697
Class	Outstanding on September 30, 2004

FIRST HORIZON NATIONAL CORPORATION

INDEX

Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

The Consolidated Condensed Statements of Condition

The Consolidated Condensed Statements of Income

The Consolidated Condensed Statements of Shareholders' Equity

The Consolidated Condensed Statements of Cash Flows

The Notes to Consolidated Condensed Financial Statements

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION		First Horizon National Corporation
	September 30		December 31
(Dollars in thousands)(Unaudited)	2004	2003	2003
Assets:
Cash and due from banks	$ 810,541	$ 858,925	$ 773,294
Federal funds sold and securities
purchased under agreements to resell	475,295	529,420	381,500
Total cash and cash equivalents	1,285,836	1,388,345	1,154,794
Investment in bank time deposits	5,696	983	498
Trading securities	1,068,585	1,028,135	800,490
Loans held for sale	3,893,279	2,896,741	2,977,723
Securities available for sale	1,771,762	2,568,527	2,469,342
Securities held to maturity (market value of
$559 on September 30, 2004; $153,247 on
September 30, 2003; and $1,077 on December 31, 2003)	541	153,913	1,028
Loans, net of unearned income	16,403,309	13,349,056	13,990,525
Less: Allowance for loan losses	161,856	161,401	160,333
Total net loans	16,241,453	13,187,655	13,830,192
Premises and equipment, net	369,701	334,353	350,202
Real estate acquired by foreclosure	32,472	23,989	24,075
Mortgage servicing rights, net	966,146	692,481	795,938
Goodwill	184,690	184,605	174,807
Other intangible assets, net	37,161	41,005	38,742
Capital markets receivables and other assets	2,437,403	2,988,606	1,888,859
Total assets	$ 28,294,725	$ 25,489,338	$ 24,506,690

Liabilities and shareholders' equity:
Deposits:
Interest-bearing	$ 13,966,048	$ 11,736,142	$ 11,139,758
Noninterest-bearing	4,647,492	4,819,770	4,540,213
Total deposits	18,613,540	16,555,912	15,679,971
Federal funds purchased and securities
sold under agreements to repurchase	2,152,886	2,200,923	3,079,248
Commercial paper and other short-term borrowings	442,162	460,487	227,976
Capital markets payables and other liabilities	2,649,493	2,723,058	1,901,959
Term borrowings	2,453,510	1,597,045	1,726,766
Total liabilities	26,311,591	23,537,425	22,615,920
Guaranteed preferred beneficial interests in
First Horizon's junior subordinated debentures	-	100,000	-
Preferred stock of subsidiary	454	347	452
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized,
but unissued)	-	-	-
Common stock - $.625 par value (shares authorized -
400,000,000; shares issued and outstanding - 123,127,697 on September 30, 2004;
125,381,867 on September 30, 2003; and 124,834,272 on December 31, 2003)	76,955	78,364	78,021
Capital surplus	165,212	140,314	145,817
Undivided profits	1,745,759	1,632,236	1,662,699
Accumulated other comprehensive (loss)/income, net	(11,195)	626	682
Deferred compensation on restricted stock incentive plans	(7,134)	(11,908)	(9,044)
Deferred compensation obligation	13,083	11,934	12,143
Total shareholders' equity	1,982,680	1,851,566	1,890,318
Total liabilities and shareholders' equity	$ 28,294,725	$ 25,489,338	$ 24,506,690
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME			First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)(Unaudited)	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$ 199,466	$ 167,120	$ 549,074	$ 485,703
Interest on investment securities	28,467	24,331	81,692	80,974
Interest on loans held for sale	56,120	71,412	158,828	192,795
Interest on trading securities	13,954	13,368	37,743	37,046
Interest on other earning assets	2,176	1,205	4,676	3,668
Total interest income	300,183	277,436	832,013	800,186
Interest expense:
Interest on deposits:
Savings	94	137	304	699
Checking interest and money market account	6,087	5,076	16,254	17,558
Certificates of deposit under $100,000 and other time	15,923	13,755	43,289	43,563
Certificates of deposit $100,000 and more	28,161	17,909	65,547	53,222
Interest on short-term borrowings	18,363	15,994	44,582	47,871
Interest on term borrowings	13,305	10,409	34,172	27,931
Total interest expense	81,933	63,280	204,148	190,844
Net interest income	218,250	214,156	627,865	609,342
Provision for loan losses	10,044	16,355	36,565	71,306
Net interest income after provision for loan losses	208,206	197,801	591,300	538,036
Noninterest income:
Mortgage banking	105,155	151,830	349,987	522,166
Capital markets	79,913	122,876	300,036	421,149
Deposit transactions and cash management	38,624	37,328	110,819	108,730
Merchant processing	19,299	15,295	55,407	41,731
Insurance premiums and commissions	13,962	14,465	44,460	44,113
Trust services and investment management	11,838	12,011	35,533	34,219
Gains on divestitures	-	-	3,800	-
Equity securities gains, net	5,506	10,057	5,764	8,491
Debt securities gains/(losses), net	14,877	(5,879)	18,718	(6,121)
All other income and commissions	38,440	34,366	125,514	106,548
Total noninterest income	327,614	392,349	1,050,038	1,281,026
Adjusted gross income after provision for loan losses	535,820	590,150	1,641,338	1,819,062
Noninterest expense:
Employee compensation, incentives and benefits	210,089	235,495	686,741	776,641
Occupancy	23,865	22,620	66,527	62,014
Equipment rentals, depreciation and maintenance	18,713	17,210	54,062	51,016
Operations services	17,801	17,700	49,144	52,788
Communications and courier	12,118	12,917	37,144	37,211
Amortization of intangible assets	2,165	2,065	6,527	5,577
All other expense	80,845	101,927	221,507	300,421
Total noninterest expense	365,596	409,934	1,121,652	1,285,668
Pretax income	170,224	180,216	519,686	533,394
Provision for income taxes	56,623	61,933	168,430	177,730
Net income	$ 113,601	$ 118,283	$ 351,256	$ 355,664
Earnings per common share (Note 9)	.91	.93	2.81	2.80
Diluted earnings per common share (Note 9)	.89	.91	2.73	2.72
Weighted average shares outstanding (Note 9)	124,282,776	126,636,999	124,846,744	126,853,581
Diluted weighted average shares (Note 9)	127,845,448	130,593,990	128,677,169	130,916,776
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2004	2003
Balance, January 1	$ 1,890,318	$ 1,691,180
Net income	351,256	355,664
Other comprehensive income:
Unrealized loss on cash flow hedge, net of tax	-	137
Unrealized market adjustments, net of tax	(11,877)	(25,998)
Comprehensive income	339,379	329,803
Cash dividends declared	(148,261)	(113,230)
Common stock issued for exercise of stock options	59,513	68,478
Tax benefit from non-qualified stock options	15,038	22,336
Common stock repurchased	(184,102)	(162,072)
Amortization on restricted stock incentive plans	2,892	1,911
Other	7,903	13,160
Balance, September 30	$ 1,982,680	$ 1,851,566
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)		2004	2003
Operating	Net income	$ 351,256	$ 355,664
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	36,565	71,306
	Provision for deferred income tax	56,347	34,714
	Depreciation and amortization of premises and equipment	46,256	44,909
	Amortization and impairment of mortgage servicing rights	139,515	259,714
	Amortization of intangible assets	6,527	5,577
	Net other amortization and accretion	46,132	53,384
	Net decrease/(increase) in net derivative products	122,909	(35,516)
	Market value adjustment on foreclosed property	1,604	9,643
	Loss on early retirement of debt	-	5,766
	Equity securities gains, net	(5,764)	(8,491)
	Debt securities (gains)/losses, net	(18,718)	6,121
	Net losses on disposal of fixed assets	105	1,263
	Net (increase)/decrease in:
	Trading securities	(268,095)	(142,271)
	Loans held for sale	(404,279)	1,900,824
	Capital markets receivables	(428,385)	(1,123,470)
	Interest receivable	(15,078)	(2,968)
	Other assets	(574,748)	(435,463)
	Net increase/(decrease) in:
	Capital markets payables	454,090	1,001,000
	Interest payable	11,514	8,348
	Other liabilities	263,295	(65,374)
	Total adjustments	(530,208)	1,589,016
	Net cash (used)/provided by operating activities	(178,952)	1,944,680
Investing	Maturities of held to maturity securities	489	125,289
Activities	Available for sale securities:
	Sales	1,280,974	934,498
	Maturities	350,822	1,358,399
	Purchases	(929,054)	(2,480,937)
	Premises and equipment:
	Sales	680	46
	Purchases	(56,478)	(115,954)
	Net increase in loans	(3,002,079)	(2,111,531)
	Net (increase)/decrease in investment in bank time deposits	(5,198)	923
	Acquisitions, net of cash and cash equivalents acquired	-	(1,930)
	Net cash used by investing activities	(2,359,844)	(2,291,197)
Financing	Common stock:
Activities	Exercise of stock options	60,322	68,287
	Cash dividends paid	(149,308)	(113,208)
	Repurchase of shares	(184,224)	(162,179)
	Term borrowings:
	Issuance	1,107,236	725,902
	Payments	(385,502)	(128,581)
	Issuance of preferred stock of subsidiary	-	155
	Net increase/(decrease) in:
	Deposits	2,933,490	841,917
	Short-term borrowings	(712,176)	(826,148)
	Net cash provided by financing activities	2,669,838	406,145
	Net increase in cash and cash equivalents	131,042	59,628
	Cash and cash equivalents at beginning of period	1,154,794	1,328,717
	Cash and cash equivalents at end of period	$ 1,285,836	$ 1,388,345
	Total interest paid	$ 191,959	$ 181,847
	Total income taxes paid	121,777	152,072
See accompanying notes to consolidated condensed financial statements.

Note 1 - Financial Information

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

Stock options. FHN accounts for its employee stock-based compensation plans under the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."  The following proforma presentation of net income and earnings per share is determined utilizing various assumptions and estimates and is based on stock option plan provisions in effect during the reportable period and may not reflect the actual impact of adopting a fair value based method of accounting for stock options.  Had compensation cost for these plans been determined consistent with SFAS No. 123, FHN's net income and earnings per share would have been reduced to the pro forma amounts provided in the table below.  Compensation expense determined under the fair value method declined in 2004 from the levels experienced in 2003 as options granted under a reload feature of the stock-based compensation plans resulted in $.1 million of proforma expense, net of tax, for third quarter 2003 and $4.4 million for the nine months ended September 30, 2003.  The discontinuance of this feature in 2004 resulted in no proforma expense in third quarter 2004 and $.5 million, net of tax, for the nine months ended September 30, 2004.  In addition, proforma expense was elevated in 2003 as the early vesting of a 2001 grant, based upon the achievement of market criteria, resulted in approximately $4.0 million of additional proforma expense, net of tax.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)	2004	2003	2004	2003

Net income, as reported	$ 113,601	$ 118,283	$ 351,256	$ 355,664
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	811	1,031	3,695	5,893
Less: Total stock-based employee compensation expense determined
under the fair value method for all awards, net of related tax effects	3,081	5,322	10,419	21,294
Pro forma net income	$ 111,331	$ 113,992	$ 344,532	$ 340,263

Earnings per share, as reported	$ .91	$ .93	$ 2.81	$ 2.80
Pro forma earnings per share	.90	.90	2.76	2.68
Diluted earnings per share, as reported	.89	.91	2.73	2.72
Pro forma diluted earnings per share	.87	.87	2.68	2.60

Other disclosures - Indemnification agreements and guarantees.  In the ordinary course of business, FHN enters into indemnification agreements for legal proceedings against its directors and officers and standard representation warranties for underwriting agreements, merger and acquisition agreements, sold loans and other similar types of arrangements.  It is not possible to estimate a maximum potential amount of payouts that could be required with such agreements.  FHN purchases directors and officers liability insurance to provide reimbursement of corporate indemnification and to protect directors and officers for certain non-indemnified losses.

First Horizon Home Loan Corporation (First Horizon Home Loans) services a mortgage loan portfolio of $81.6 billion as of September 30, 2004, a significant portion of which is held by Government Sponsored Enterprises (GSEs) or private security holders.  In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans.  In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder.  Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole.  In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSEs at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne

Note 1 - Financial Information (continued)

by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse.  First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors.  First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default.  As of September 30, 2004 and 2003, First Horizon Home Loans had single-family residential loans with outstanding balances of $160.6 million and $156.9 million, respectively, which were sold on a recourse basis.  For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.  As of September 30, 2004, the outstanding principal balance of loans sold with limited recourse and serviced by First Horizon Home Loans was $3.5 billion compared to $3.8 billion as of September 30, 2003.  First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding.  Accordingly, First Horizon Home Loans had a foreclosure reserve on the mortgage servicing portfolio of approximately $18.0 million and $29.5 million as of September 30, 2004 and 2003, respectively.  While the servicing portfolio has grown from $67.6 billion on September 30, 2003, to $81.6 billion on September 30, 2004, the foreclosure reserve has decreased primarily due to a reduction in the limited recourse portfolio combined with a reduction in the severity of losses in the portfolio.

Standby letters of credit are conditional commitments issued by FHN to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions.  The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer.  Standby letters of credit outstanding as of September 30, 2004 and 2003, were $563.5 million and $479.1 million, respectively.

Accounting changes. On July 1, 2004, FHN adopted FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 requires a plan sponsor to determine if benefits offered through a postretirement health care plan are actuarially equivalent to Medicare Part D. If benefits are determined to be actuarially equivalent, the resulting effect on the plan's obligations should be reflected as an actuarial gain in determining the plan's accumulated postretirement benefit obligation. The impact of adopting FSP FAS 106-2 was immaterial to FHN.

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

On March 31, 2004, FHN adopted FASB Interpretation No. 46 (FIN 46-R), "Consolidation of Variable Interest Entities (revised December 2003)".  FIN 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46.  Additionally, FIN 46-R incorporates the guidance found in eight final FASB Staff Positions (FSPs) that had been issued prior to its release.  FIN 46-R requires the consolidation by a business enterprise of variable interest entities (VIEs) in which it is the primary beneficiary.  FIN 46-R also required the adoption of FIN 46, as of December 31, 2003, for all entities previously considered as special purpose entities and for all VIEs created after January 31, 2003.  Upon adoption of FIN 46-R, FHN reassessed certain of its nonconsolidated interests as VIEs but did not meet the criteria of primary beneficiary and, therefore, has not consolidated any of its VIEs, including First Tennessee Capital I (Capital I) and First Tennessee Capital II (Capital II) (See Note 7 - Guaranteed Preferred Beneficial Interests in First Horizon's Junior Subordinated Debentures).

On December 31, 2003, FHN adopted FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities".  Upon adoption of this standard, FHN deconsolidated its subsidiary, Capital I, which has issued $100.0 million of capital securities that are fully and unconditionally guaranteed by FHN.  As a result of this deconsolidation the capital securities are no longer included on FHN's statement of condition.  However, $103.0 million of junior subordinated debentures issued by FHN to Capital I are no longer eliminated in consolidation and appear in term borrowings as of December 31, 2003.  FHN identified certain of its nonconsolidated interests as VIEs but did not meet the criteria of primary beneficiary and, therefore, has not consolidated any of its VIEs.  During first quarter 2004, Capital II issued $200.0 million of capital securities that are fully and unconditionally guaranteed by FHN.  $206.0 million of junior subordinated debentures issued by FHN to Capital II appear in term borrowings as of September 30, 2004.

On July 1, 2003, FHN adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and classified its mandatorily redeemable preferred stock of subsidiary ($45.1 million on July 1, 2003) as term borrowings.  Historically, the related distributions on these instruments ($4.6 million annually) were classified as noninterest expense on the Consolidated

Note 1 - Financial Information (continued)

Condensed Statements of Income, but as of July 1, 2003, are classified as interest expense on a prospective basis.  As required by SFAS No. 150, prior periods were not restated.

Accounting changes issued but not currently effective.  In September 2004, the FASB approved issuance of Staff Position ("FSP") EITF 03-1-1, "Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1").  FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments.  This deferral will extend until a Staff Position is issued to provide clarification of the guidance presented in paragraphs 10 through 20.   Effective July 1, 2004, FHN adopted all other provisions of EITF Issue 03-1, including measurement guidance for evaluating whether an impairment has occurred for marketable securities and cost method investments.  Adoption of these requirements did not have a material effect on the results of operations.  Effective December 31, 2004, additional disclosures are also required for cost method investments.  The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues, but is not expected to be material to the results of future operations.

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

Note 3 - Loans

The composition of the loan portfolio is detailed below:
			September 30	December 31
(Dollars in thousands)		2004	2003	2003
Commercial:
Commercial, financial and industrial		$ 5,097,027	$ 4,444,138	$ 4,502,917
Real estate commercial		931,450	1,051,389	968,064
Real estate construction		1,027,206	648,504	690,402
Retail:
Real estate residential		8,081,420	6,224,859	6,817,122
Real estate construction		845,442	467,110	527,260
Other retail		175,605	248,401	212,362
Credit card receivables		245,159	264,655	272,398
Loans, net of unearned income		$ 16,403,309	$ 13,349,056	$ 13,990,525
Allowance for loan losses		161,856	161,401	160,333
Total net loans		$ 16,241,453	$ 13,187,655	$ 13,830,192

The following table presents information concerning nonperforming loans:
			September 30	December 31
(Dollars in thousands)		2004	2003	2003
Impaired loans		$ 39,162	$ 39,128	$ 34,369
Other nonaccrual loans		13,750	20,669	17,415
Total nonperforming loans		$ 52,912	$ 59,797	$ 51,784

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2004	2003	2004	2003
Total interest on impaired loans	$ 352	$ 285	$ 540	$ 557
Average balance of impaired loans	39,307	43,772	36,648	48,471

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 2004 and 2003, is summarized as follows:

(Dollars in thousands)		Non-impaired	Impaired	Total
Balance on December 31, 2002		$ 129,229	$ 15,069	$ 144,298
Provision for loan losses		59,669	11,637	71,306
Charge-offs		(50,390)	(14,767)	(65,157)
Loan recoveries		9,692	1,262	10,954
Net charge-offs		(40,698)	(13,505)	(54,203)
Balance on September 30, 2003		$ 148,200	$ 13,201	$ 161,401

Balance on December 31, 2003		$ 149,153	$ 11,180	$ 160,333
Provision for loan losses		30,430	6,135	36,565
Loans transferred to held for sale		(3,677)	-	(3,677)
Charge-offs		(35,509)	(7,378)	(42,887)
Loan recoveries		9,815	1,707	11,522
Net charge-offs		(25,694)	(5,671)	(31,365)
Balance on September 30, 2004		$ 150,212	$ 11,644	$ 161,856

Note 4 - Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights (MSR), net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)
Balance on December 31, 2002	$ 440,482
Addition of mortgage servicing rights	469,096
Amortization	(97,157)
Market value adjustments	48,892
Sales of mortgage servicing rights	(6,275)
Permanent impairment	(138,750)
Change in valuation allowance	(23,807)
Balance on September 30, 2003	$ 692,481
Balance on December 31, 2003	$ 795,938
Addition of mortgage servicing rights	337,428
Amortization	(111,942)
Market value adjustments	(27,705)
Permanent impairment	(56,817)
Change in valuation allowance	29,244
Balance on September 30, 2004	$ 966,146

The MSR on September 30, 2004 and 2003, had estimated market values of approximately $985.5 million and $720.9 million, respectively.  These balances represent the rights to service approximately $78.4 billion and $63.5 billion of mortgage loans on September 30, 2004 and 2003.  On September 30, 2004 and 2003, valuation allowances due to temporary impairment of $7.2 million and $57.5 million were required, respectively.  Following is a rollforward of the valuation allowance as of September 30, 2004 and 2003:

Valuation Allowance
Balance on December 31, 2002	$ 33,730
Permanent impairment	(138,750)
Servicing valuation provision	162,557
Balance on September 30, 2003	$ 57,537
Balance on December 31, 2003	$ 36,468
Permanent impairment	(56,817)
Servicing valuation provision	27,573
Balance on September 30, 2004	$ 7,224

Estimated MSR amortization expense for the twelve-month periods ending September 30, 2005, 2006, 2007, 2008 and 2009 is $146.1 million, $128.2 million, $109.6 million, $92.6 million and $77.5 million, respectively.  The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds).  As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

During the quarter ended June 30, 2004, mortgage interest rates rose approximately 90 basis points, resulting in a significant increase in the fair market value of MSR owned by the company.  The value is created by the differential between the current market mortgage interest rate and the average mortgage interest rate included in the servicing portfolio creating the expectation that the life of the existing portfolio is extended since the refinance incentive has been dramatically reduced.  These changes in economic facts and circumstances combined with the significant increase in fair value of the MSR resulted in a re-stratification of the portfolio to better reflect the underlying values and risks inherent in the portfolio.  The re-stratification of the MSR portfolio resulted in a recapture of a portion of the temporary valuation allowance through income of approximately $15.4 million during 2004.

Note 5 - Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
(Dollars in thousands)	Goodwill	Intangibles*
Balance on December 31, 2002	$ 164,617	$ 29,648
Amortization expense	-	(5,577)
Divestiture	-	(19)
Acquisitions**	19,988	16,953
Balance on September 30, 2003	$ 184,605	$ 41,005
Balance on December 31, 2003	$ 174,807	$ 38,742
Amortization expense	-	(6,527)
Acquisitions**	9,883	4,946
Balance on September 30, 2004	$ 184,690	$ 37,161
 * Represents premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.
** Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $104.8 million on September 30, 2004, net of $67.6 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2004 is expected to be $2.3 million and is expected to be $7.8 million, $6.3 million, $5.8 million and $4.6 million for the twelve-month periods of 2005, 2006, 2007 and 2008, respectively.

The following is a summary of goodwill detailed by reportable segments for the nine months ended September 30:

	Retail/Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2002	$ 98,945	$ 52,378	$ 13,294	$ 164,617
Acquisitions*	21,514	(1,526)	-	19,988
September 30, 2003	$ 120,459	$ 50,852	$ 13,294	$ 184,605
December 31, 2003	$ 109,525	$ 51,988	$ 13,294	$ 174,807
Acquisitions*	2,348	2,283	5,252	9,883
September 30, 2004	$ 111,873	$ 54,271	$ 18,546	$ 184,690
* Purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 6 - Term Borrowings

The following table presents information pertaining to term borrowings (debt with original maturities greater than one year) for FHN and its subsidiaries:

	September 30		December 31
(Dollars in thousands)	2004	2003	2003
First Tennessee Bank National Association:
Subordinated notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 -- 4.625%	$ 260,449	$ 263,442	$ 257,529
Matures on December 1, 2008 -- 5.75%	141,324	140,842	141,191
Matures on April 1, 2008 -- 6.40%	89,754	89,683	89,701
Bank notes:*
Matures on September 22, 2005 -- 1.86%	300,000	-	-
Matures on November 18, 2005 -- 1.66%	150,000	-	-
Matures on August 25, 2006 -- 1.75%	150,000	-	-
Matures on October 8, 2004 --1.66% and 1.19% on September 30, 2004 and 2003,
respectively, and 1.23% on December 31, 2003	149,999	149,970	149,977
Matures on August 5, 2005 -- 1.67%	100,000	-	-
Matures on June 1, 2005-- 1.79% on September 30, 2004 and 1.17% on December 31, 2003	100,000	-	100,000
Matures on July 28, 2005-- 1.63%	100,000	-	-
Matures on June 7, 2005 -- 1.81%	100,000	-	-
Matures on May 3, 2005 -- 1.70% on September 30, 2004 and 1.16% on December 31, 2003	99,994	-	99,987
Matures on June 30, 2005 -- 2.02% and 1.18% on September 30, 2004 and 2003,
respectively, and 1.21% on December 31, 2003	99,993	99,983	99,985
Matures on November 26, 2004 -- 1.84% and 1.22% on September 30, 2004 and 2003,
respectively, and 1.25% on December 31, 2003	74,998	74,983	74,987
Matures on March 6, 2007 -- 2.05% and 1.38% on September 30, 2004 and 2003,
respectively, and 1.41% on December 31, 2003	49,953	49,934	49,939
Matured on July 6, 2004 -- 1.31% on September 30, 2003 and 1.35% on December 31, 2003	-	59,978	59,985
Matured on July 9, 2004 -- 1.31% on September 30, 2003 and 1.35% on December 31, 2003	-	50,000	50,000
Matured on June 30, 2004 -- 1.09% on September 30, 2003 and 1.12% on
December 31, 2003	-	174,980	174,987
Matured on January 21, 2004 -- 1.07% on September 30, 2003 and 1.13% on
December 31, 2003	-	100,000	100,000
Matured on October 6, 2003 -- 1.09% on September 30, 2003	-	150,000	-
Federal Home Loan Bank borrowings**	4,800	3,969	3,897
Other***	1,259	6,692	280
First Horizon National Corporation:
Subordinated capital notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 -- 4.50%	104,246	105,370	103,229
Matures on November 15, 2005 -- 6.75%	22,869	22,844	22,850
Subordinated notes:
Matures on January 6, 2027 -- 8.07%	102,156	N/A	103,093
Matures on April 15, 2034 -- 6.30%	206,516	-	-
FT Real Estate Securities Company, Inc.
Cumulative preferred stock (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on March 31, 2031 -- 9.50%	45,200	45,132	45,149
First National Bank of Springdale:
Federal Home Loan Bank borrowings**	-	9,243	-
Total	$ 2,453,510	$ 1,597,045	$ 1,726,766
* FTBNA has an ongoing bank note program under which the bank may offer an aggregate principal amount of up to $3.0 billion. Bank notes with original maturities of one year or less are included in other short-term borrowings. Bank notes with original maturities greater than one year are classified as term borrowings. On September 30, 2004, unused term-borrowing capacity under this program was $.1 billion.
** The Federal Home Loan Bank (FHLB) borrowings were issued with fixed interest rates and have remaining terms of 5 to 24 years. These borrowings had weighted average interest rates of 3.61 percent and 4.33 percent for FTBNA on September 30, 2004 and September 30, 2003, respectively, and
4.29 percent on December 31, 2003. The weighted average interest rate was 4.41 percent for Springdale on September 30, 2003.
*** Other long-term debt is comprised of unsecured obligations issued with fixed interest rates and have remaining terms of approximately one year.
These borrowings had weighted average interest rates of 5.00 percent and 4.60 percent on September 30, 2004 and September 30, 2003, respectively, and 5.00 percent on December 31, 2003.

Note 6 - Term Borrowings (continued)

Effective December 31, 2003, FHN adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", and deconsolidated its subsidiary, First Tennessee Capital I (Capital I), which has issued $100.0 million of capital securities that are fully and unconditionally guaranteed by FHN. As a result of this deconsolidation the capital securities are no longer included on FHN's statement of condition. However, $103.0 million of junior subordinated debentures issued by FHN to Capital I is no longer eliminated in consolidation and appears in term borrowings as of December 31, 2003.

Annual principal repayment requirements as of September 30, 2004, are as follows:

(Dollars in thousands)
2004	$ 226,345
2005	1,073,230
2006	150,334
2007	50,333
2008	231,959
2009 and after	709,659

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

Note 7 - Guaranteed Preferred Beneficial Interests in First Horizon's Junior Subordinated Debentures

On December 30, 1996, FHN, through its underwriters, sold to institutional investors $100 million of capital securities.  First Tennessee Capital I (Capital I), a Delaware business trust wholly owned by FHN, issued $100 million of Capital Securities, Series A at 8.07 percent.  The proceeds were loaned to FHN as junior subordinated debt.  FHN has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital I's obligations with respect to the capital securities.  The sole asset of Capital I is $103 million of junior subordinated debentures issued by FHN.  These junior subordinated debentures also carry an interest rate of 8.07 percent.  Both the capital securities of Capital I and the junior subordinated debentures of FHN will mature on January 6, 2027; however, under certain circumstances, the maturity of both may be shortened to a date not earlier than January 6, 2017.  The capital securities qualify as Tier 1 capital and have historically been presented in the Consolidated Condensed Statements of Condition as "Guaranteed preferred beneficial interests in First Horizon's junior subordinated debentures."  Effective December 31, 2003, FHN adopted FIN 46  which required the deconsolidation of Capital I and also resulted in the junior subordinated debentures no longer being eliminated in consolidation.  The junior subordinated debentures are included in the Consolidated Condensed Statements of Condition in "Term borrowings" (see Note 6 - Term Borrowings).

During first quarter 2004, FHN, through its underwriter, sold $200 million of capital securities.   First Tennessee Capital II (Capital II), a Delaware business trust wholly owned by FHN, issued $200 million of Capital Securities, Series B at 6.30 percent.  The proceeds were loaned to FHN as junior subordinated debt.  FHN has, through various contractual arrangements, fully and unconditionally guaranteed all of Capital II's obligations with respect to the capital securities.  The sole asset of Capital II is $206 million of junior subordinated debentures issued by FHN.  These junior subordinated debentures also carry an interest rate of 6.30 percent.  Both the capital securities of Capital II and the junior subordinated debentures of FHN will mature on April 15, 2034, however, under certain circumstances, the maturity of both may be shortened to a date not earlier than April 15, 2009.  The capital securities qualify as Tier 1 capital.

Note 8 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met.  Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage).  Management believes, as of September 30, 2004, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below.  In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999.  Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 11.13 percent, 8.54 percent and 7.08 percent, respectively, on September 30, 2004, and were 12.59 percent, 9.09 percent and 6.22 percent, respectively, on September 30, 2003.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On September 30, 2004:
Actual:
Total Capital	$ 2,766,612		12.29%	$ 2,596,103		11.58%
Tier 1 Capital	2,027,164		9.01	1,961,234		8.74
Leverage	2,027,164		7.38	1,961,234		7.20

For Capital Adequacy Purposes:
Total Capital	1,800,413	>	8.00	1,794,217	>	8.00
Tier 1 Capital	900,207	>	4.00	897,109	>	4.00
Leverage	1,098,797	>	4.00	1,089,558	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,242,772	>	10.00
Tier 1 Capital				1,345,663	>	6.00
Leverage				1,361,948	>	5.00
On September 30, 2003:
Actual:
Total Capital	$ 2,490,926		13.50%	$ 2,360,392		12.85%
Tier 1 Capital	1,702,397		9.23	1,683,731		9.17
Leverage	1,702,397		6.26	1,683,731		6.29

For Capital Adequacy Purposes:
Total Capital	1,475,819	>	8.00	1,469,346	>	8.00
Tier 1 Capital	737,909	>	4.00	734,673	>	4.00
Leverage	1,087,552	>	4.00	1,070,531	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				1,836,682	>	10.00
Tier 1 Capital				1,102,009	>	6.00
Leverage				1,338,164	>	5.00

Note 9 - Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income	$ 113,601	$ 118,283	$ 351,256	$ 355,664

Earnings per common share:
Weighted average common shares outstanding	123,184,559	125,565,417	123,758,196	125,768,814
Shares attributable to deferred compensation	1,098,217	1,071,582	1,088,548	1,084,767
Total weighted average shares	124,282,776	126,636,999	124,846,744	126,853,581

Earnings per common share	$ .91	$ .93	$ 2.81	$ 2.80

Diluted earnings per common share:
Weighted average shares outstanding	124,282,776	126,636,999	124,846,744	126,853,581
Dilutive effect due to stock options	3,562,672	3,956,991	3,830,425	4,063,195
Total weighted average shares, as adjusted	127,845,448	130,593,990	128,677,169	130,916,776

Diluted earnings per common share	$ .89	$ .91	$ 2.73	$ 2.72

Outstanding stock options of 2,825,561 and 518,529 with weighted average exercise prices of $45.70 and $44.77 per share as of September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because such shares would have had an antidilutive effect on earnings per share.

Note 10 - Pension and Other Employee Benefits

Pension plan.  The majority of employees of FHN are covered by a noncontributory, defined benefit pension plan.  Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65.  The annual funding is based on an actuarially determined amount using the entry age cost method.

Other employee benefits.  FHN provides postretirement medical insurance to full-time employees retiring under the provisions of the FHN Pension Plan.  The postretirement medical plan is contributory with retiree contributions adjusted annually.  The plan is based on criteria that are a combination of the employee's age and years of service and utilizes a two-step approach.  For any employee retiring on or after January 1, 1995, FHN will contribute a fixed amount based on years of service and age at time of retirement.  FHN's postretirement benefits include prescription drug benefits.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB approved issuance of FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003".  FSP FAS 106-2 requires a plan sponsor to determine if benefits offered through a postretirement health care plan are actuarially equivalent to Medicare Part D.  If benefits are determined to be actuarially equivalent, the resulting effect on the plan's obligations should be reflected as an actuarial gain in determining the plan's accumulated postretirement benefit obligation.  FHN adopted the provisions of FSP FAS 106-2 effective July 1, 2004.  The impact of adopting FSP FAS 106-2 was immaterial to FHN.

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$ 3,449	$ 3,208	$ 181	$ 183
Interest cost	4,814	4,488	483	438
Expected return on plan assets	(7,680)	(6,661)	(401)	(344)
Amortization of prior service cost	171	184	(44)	(44)
Recognized losses	897	159	-	-
Amortization of transition obligation or asset	-	(5)	247	247
Net periodic cost	$ 1,651	$ 1,373	$ 466	$ 480

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$ 10,347	$ 9,624	$ 543	$ 549
Interest cost	14,442	13,464	1,449	1,314
Expected return on plan assets	(23,267)	(19,983)	(1,225)	(1,032)
Amortization of prior service cost	513	552	(132)	(132)
Recognized losses	2,691	477	-	-
Amortization of transition obligation or asset	-	(15)	741	741
Net periodic cost	$ 4,726	$ 4,119	$ 1,376	$ 1,440

FHN contributed $.6 million to the other employee benefit plan in first quarter 2004 and does not anticipate making any further contributions to this plan during 2004.  FHN contributed $27.8 million to the pension plan on April 30, 2004, and does not anticipate making any further contributions to this plan during 2004.

Note 11 - Business Segment Information

FHN has adapted its segments to reflect the common activities and operations of aggregated business segments across the various delivery channels. Prior periods have been restated for comparability. The new segments are Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment consists of retail/commercial banking including traditional lending and deposit taking for retail and commercial customers. Additionally, the retail/commercial bank provides Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card, Cash Management, Merchant Services, Check Clearing, and Correspondent Services. Retail/Commercial Banking now includes Equity Lending and held to maturity mortgage and construction loans originated by First Horizon Home Loans which were previously in the mortgage segment and Correspondent Banking which was previously in Capital Markets. The Mortgage Banking segment consists of core mortgage banking elements including Originations and Servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets trading activities, Equity Research and Investment Banking. The Corporate segment consists of unallocated corporate expenses, expense on certain subordinated debt issuances and certain preferred stock, bank owned life insurance, unallocated interest income associated with excess capital, Funds Management and Venture Capital.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and nine months ending September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2004	2003	2004	2003
Total Consolidated
Net interest income	$ 218,250	$ 214,156	$ 627,865	$ 609,342
Provision	10,044	16,355	36,565	71,306
Noninterest income	327,614	392,349	1,050,038	1,281,026
Noninterest expense	365,596	409,934	1,121,652	1,285,668
Pre-tax income	170,224	180,216	519,686	533,394
Income taxes	56,623	61,933	168,430	177,730
Net income	$ 113,601	$ 118,283	$ 351,256	$ 355,664
Average assets	$ 27,716,607	$ 27,436,834	$ 26,632,935	$ 25,303,147

Retail/Commercial Banking
Net interest income	$ 179,862	$ 153,814	$ 505,295	$ 438,943
Provision	10,044	16,319	36,603	69,797
Noninterest income	115,098	105,390	352,590	311,891
Noninterest expense	180,250	175,347	529,709	522,854
Pre-tax income	104,666	67,538	291,573	158,183
Income taxes	33,608	21,420	86,817	42,637
Net income	$ 71,058	$ 46,118	$ 204,756	$ 115,546
Average assets	$ 17,933,611	$ 14,447,050	$ 16,869,300	$ 13,778,441

Note 11 - Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2004	2003	2004	2003
Mortgage Banking
Net interest income	$ 37,758	$ 61,819	$ 114,510	$ 159,372
Provision	-	36	(38)	1,509
Noninterest income	109,226	155,875	363,125	532,640
Noninterest expense	109,255	115,191	327,630	371,224
Pre-tax income	37,729	102,467	150,043	319,279
Income taxes	13,716	37,774	54,850	117,871
Net income	$ 24,013	$ 64,693	$ 95,193	$ 201,408
Average assets	$ 5,150,318	$ 7,894,688	$ 5,192,090	$ 7,041,164

Capital Markets
Net interest income	$ 207	$ 1,028	$ 523	$ 4,967
Noninterest income	81,355	124,092	303,607	425,808
Noninterest expense	64,640	90,762	231,391	311,923
Pre-tax income	16,922	34,358	72,739	118,852
Income taxes	6,293	12,906	27,524	44,688
Net income	$ 10,629	$ 21,452	$ 45,215	$ 74,164
Average assets	$ 1,586,565	$ 2,455,052	$ 1,629,756	$ 2,008,013

Corporate
Net interest income	$ 423	$ (2,505)	$ 7,537	$ 6,060
Noninterest income	21,935	6,992	30,716	10,687
Noninterest expense	11,451	28,634	32,922	79,667
Pre-tax income	10,907	(24,147)	5,331	(62,920)
Income taxes	3,006	(10,167)	(761)	(27,466)
Net income	$ 7,901	$ (13,980)	$ 6,092	$ (35,454)
Average assets	$ 3,046,113	$ 2,640,044	$ 2,941,789	$ 2,475,529
Certain previously reported amounts have been reclassified to agree with current presentation.

ITEM 2. FIRST HORIZON NATIONAL CORPORATION - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL INFORMATION

FHN is a national, financial services institution. From a small community bank chartered in 1864, FHN has grown to be one of the top 50 largest bank holding companies in the United States in terms of asset size and market capitalization.

Approximately 12,000 employees provide a broad array of financial services to individual and business customers through hundreds of offices located in more than 40 states.

FHN companies have been recognized as some of the nation's best employers by AARP, Working Mother, Business Week and Fortune magazines. FHN also was named one of the nation's 100 best corporate citizens by Business Ethics magazine.

FHN provides a broad array of financial services to its customers through three national businesses. The combined strengths of our businesses create an extensive range of financial products and services.

Effective second quarter 2004, FHN adapted its segments to reflect the common activities and operations of aggregated business segments across the various delivery channels. Prior periods have been restated for comparability. The new segments are:

  Retail/Commercial Banking offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, the Retail/Commercial Bank provides Investments, Insurance, Financial Planning, Trust Services and Asset Management, Credit Card, Cash Management, Merchant Services, Check Clearing, and Correspondent Services. Retail/Commercial Banking now includes Equity Lending, and held to maturity mortgage and construction loans originated by First Horizon Home Loans, which were previously in the mortgage segment, and Correspondent Services, which was previously in Capital Markets. This business line offers traditional financial services and products, commercial insurance and also promotes comprehensive financial planning to address customer needs and desires for investments, insurance, estate planning, education funding, cash reserves and retirement goals.
  Mortgage Banking helps provide home ownership through First Horizon Home Loans, which operates offices in more than 40 states and is one of the 15 largest providers of mortgage loans to consumers. This segment consists of core mortgage banking elements including Originations and Servicing and the associated ancillary revenues related to these businesses.

  Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of capital markets securities activities, Research and Investment Banking.

  Corporate consists of unallocated corporate expenses, expense on certain subordinated debt issuances and certain preferred stock, bank-owned life insurance, unallocated interest income associated with excess capital, Funds Management and Venture Capital.

For the purpose of this management discussion and analysis (MD&A), earning assets, including loans, have been expressed as averages, net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and nine-month periods ended September 30, 2004, compared to the three-month and nine-month periods ended September 30, 2003. To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN's unaudited consolidated condensed financial statements and accompanying notes appearing in this report. Additional information including the 2003 financial statements, notes, and management's discussion and analysis is provided in the 2003 Annual Financial Disclosures included as an appendix to the 2004 Proxy Statement.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis may contain forward-looking statements with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words "believe", "expect", "anticipate", "intend", "estimate", "should", "is likely", "will", "going forward", and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geo-political developments including possible terrorist activity; effectiveness of FHN's hedging practices; technology; demand for FHN's product offerings; and new products and services in the industries in which FHN operates. Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

FINANCIAL SUMMARY (Comparison of third quarter 2004 to third quarter 2003)

Third Quarter Highlights:

  Retail/Commercial Banking pre-tax earnings grew 55 percent

  Loans grew 22 percent and asset quality continued to improve

  Mortgage Banking origination revenue reflects a substantially lower level of industry-wide refinance activity

  Capital Markets' fixed income sales declined due to anticipation of rising interest rates

  Corporate segment earnings improved due to reduced discretionary spending and increased securities gains
  Return on equity was 23.7 percent and return on assets was 1.63 percent

Earnings for third quarter 2004 were $113.6 million, or $.89 diluted earnings per share compared to earnings of $118.3 million, or $.91 diluted earnings per share for third quarter 2003.

Earnings this quarter were led by the performance of Retail/Commercial Banking, while Capital Markets and Mortgage Banking experienced expected declines in profitability due to the challenging economic environment. The continued trend to higher interest rates has impacted the mortgage business through lower refinance origination volumes and contraction in the pricing of new loan originations. As expected, mortgage servicing profitability increased including the effect of lower mortgage servicing rights (MSR) impairment which reflected the impact of lower prepayment activity.

Retail/Commercial Banking continued to grow as national expansion initiatives created further advances in cross-selling (penetration of the national customer base who have utilized multiple financial services has increased to 35 percent). In addition, Retail/Commercial Banking benefited from less provision as asset quality continued to improve. Reduced discretionary spending and securities gains improved the Corporate segment's profitability and helped mitigate the expected decline in Mortgage Banking and Capital Markets.

Return on average shareholders' equity and return on average assets were 23.7 percent and 1.63 percent, respectively, for third quarter 2004 compared to 25.9 percent and 1.71 percent for third quarter 2003. Total assets were $28.3 billion, shareholders' equity was $2.0 billion and market capitalization was $5.4 billion on September 30, 2004, compared to $25.5 billion, $1.9 billion and $5.4 billion, respectively, on September 30, 2003.

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) were $545.9 million, a decrease of 10 percent from $606.4 million in 2003. Noninterest income provides the majority of FHN's revenue and contributed 60 percent to total revenue in third quarter 2004 compared to 65 percent in third quarter 2003. Third quarter 2004 noninterest income declined 17 percent to $327.6 million from $392.3 million in 2003. A more detailed discussion of the major line items follows.

NET INTEREST INCOME

During third quarter 2004, net interest income increased 2 percent to $218.3 million from $214.1 million in 2003. Net interest income was positively impacted by growth in the retail and commercial lending portfolios, as loans now comprise 66 percent of the earning asset base compared to 56 percent in third quarter 2003. Some of this positive impact was offset by an increase in funding costs as noninterest-bearing deposits decreased 20 percent, primarily due to lower custodial balances in mortgage banking. In addition, First National Bank of Springdale (FNB), which was divested on December 31, 2003, contributed $2.3 million to net interest income in third quarter 2003. The net interest margin was 3.60 percent for third quarter 2004 compared to 3.68 percent for third quarter 2003. The net interest margin compressed 8 basis points as the increase in total funding costs (22 basis points) more than offset the increase in the yield on average earning assets (18 basis points).

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

Table 1 - Net Interest Margin
	Third Quarter
	September 30
	2004	2003
Consolidated Yields and Rates:
Investment securities	4.36%	3.76%
Loans, net of unearned	4.93	4.96
Other earning assets	5.05	4.55
Yields on earning assets	4.90	4.69
Interest bearing core deposits	1.43	1.30
CD's over $100,000	1.61	1.22
Fed funds purchased and repos	1.29	.92
Commercial paper and other short-term borrowings	3.87	3.86
Long-term debt	2.28	2.61
Rates paid on interest-bearing liabilities	1.63	1.40
Net interest spread	3.27	3.29
Effect of interest-free sources	.28	.32
Loan fees	.05	.07
FHN - NIM	3.60%	3.68%

Going forward, in the near-term, a modest compression of the net interest margin is expected as the proceeds of a planned fourth quarter securitization of home equity lines of credit (HELOCs) are reinvested in the investment portfolio (see additional discussion in Other Noninterest Income below). Over the long-term, FHN's strategies to manage the interest rate sensitivity of the balance sheet position are designed to allow the net interest margin to improve in a higher interest rate environment.

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

The secondary market for mortgages allows First Horizon Home Loans to sell mortgage loans to investors, including government-sponsored enterprises (GSEs), such as Fannie Mae (FNMA), Ginnie Mae (GNMA), and Freddie Mac (FHLMC). Many private investors are also active in the secondary market as issuers and investors. The majority of First Horizon Home Loans' mortgage loans are sold through transactions with GSEs. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred mortgage loans are subsequently determined not to meet the agreed-upon qualifications or criteria, the purchaser has the right to return those loans to First Horizon Home Loans. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).

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

Origination income includes net origination fees, revenue recognized on loans sold, the value recognized on loans in process, and net secondary marketing trading gains. Net origination fees and costs (including incentives and other direct costs) are deferred and included in the basis of the loans in calculating gains and losses upon sale. Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer. In second quarter 2004 FHN adopted SAB No. 105, which prohibits the inclusion of estimated servicing cash flows within the valuation of interest rate lock commitments under SFAS No. 133. FHN previously included a portion of the value of the associated servicing cash flows when recognizing loan commitments at inception and throughout its life.

Secondary marketing activities include gains or losses from secondary marketing trading, product pricing decisions, and gains or losses from the sale of loans into the secondary market including the capitalized net present value of the MSR. As discussed under Critical Accounting Policies, First Horizon Home Loans employs hedging strategies intended to counter a change in the value of its MSR through changing interest rate environments. Included in servicing income are servicing fees, the MSR hedge gains/(losses) reflecting effects of hedging including servicing rights net value changes, amortization and impairment of MSR, and gains/(losses) related to market value adjustments primarily on interest-only strips that are classified as trading securities and associated hedges. Other income includes income from the GNMA repurchase program, bulk sales of MSR, and other miscellaneous items. As shown in Table 2, total mortgage banking noninterest income decreased 31 percent in 2004.

Mortgage first-lien loan origination volumes in third quarter 2004 were $6.8 billion compared to $14.4 billion in 2003. Given the industry-wide decline in refinance volume, the decrease in production volume was expected. However, home purchase related originations grew 18 percent from third quarter 2003, to $4.7 billion, as the focus of the sales force shifted from refinance to purchase business and growth in the sales force continued. Loans securitized and sold into the secondary market decreased 62 percent to $6.5 billion as origination volume slowed. Net origination income decreased 59 percent to $68.8 million compared to $169.3 million in third quarter 2003, primarily reflecting the decrease in refinance origination volume and lower margins related to competitive pricing pressures and a change in the relative mix of originations from a higher percentage of fixed-rate to a higher percentage of adjustable-rate mortgages.

The mortgage-servicing portfolio (which includes servicing for ourselves and others) was $81.6 billion on September 30, 2004, an increase of 21 percent from $67.6 billion on September 30, 2003. The portfolio on September 30, 2004, includes approximately $8 billion of servicing rights acquired in third quarter 2004. Mortgage servicing fees increased 33 percent to $59.7 million due to growth in the servicing portfolio and the favorable impact of lower prepayment activity. Servicing fees were negatively impacted by a declining percentage of GNMA mortgages which earn higher servicing fees. MSR net hedge gains decreased 18 percent to $16.3 million from $19.9 million; however, MSR impairment decreased $34.4 million, triggered by the impact that rising interest rates had on mortgage prepayments in the servicing portfolio.

Other mortgage income increased 27 percent to $10.8 million for 2004 compared to $8.6 million in 2003 primarily due to the consolidation of a subsidiary that was previously accounted for under the equity method. This change was the result of an increase in FHN's share of the earnings of the subsidiary that demonstrated FHN's control over the subsidiary. Total revenues of the consolidated subsidiary, net of minority interest, are recognized in earnings rather than the net results of FHN's share of the earnings of the subsidiary. Accordingly, there is a corresponding increase in noninterest expense from the consolidated subsidiary, net of minority interest.

Table 2 - Mortgage Banking Noninterest Income
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30		Change	September 30		Change
(Dollars and volumes in millions)	2004	2003	(%)	2004	2003	(%)
Noninterest income:
Origination income - mortgage banking	$ 68.4	$ 169.1	59.6 -	$ 263.3	$ 528.6	50.2 -
Origination income - residential construction lending	.4	.2	174.7 +	.7	.5	62.2 +
Total origination income	68.8	169.3	59.4 -	264.0	529.1	50.1 -
Servicing income	25.6	(26.1)	NM	68.4	(40.3)	NM
Other	10.8	8.6	26.8 +	17.6	33.4	47.3 -
Total mortgage banking noninterest income	$ 105.2	$ 151.8	30.7 -	$ 350.0	$ 522.2	33.0 -
Refinance originations - first lien	$ 2,116.5	$ 10,394.0	79.6 -	$ 10,317.0	$ 30,818.9	66.5 -
New loan originations - first lien	4,725.5	4,005.8	18.0 +	12,308.7	10,031.6	22.7 +
Mortgage loan originations	$ 6,842.0	$ 14,399.8	52.5 -	$ 22,625.7	$ 40,850.5	44.6 -
Servicing portfolio	$ 81,591.0	$ 67,624.7	20.7 +	$ 81,591.0	$ 67,624.7	20.7 +
Certain previously reported amounts have been reclassified to agree with current presentation.

Capital Markets Noninterest Income
Capital markets noninterest income, the major component of revenue in the Capital Markets segment, is primarily generated from the purchase and sale of securities as both principal and agent, and from investment banking, portfolio advisory and research services. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in fair value due to changes in interest rates.

For third quarter 2004, capital markets noninterest income decreased 35 percent to $79.9 million from $122.9 million in 2003. This decrease reflects the effect of fixed income investors delaying purchases in anticipation of rising interest rates. Additionally, last year's third quarter was favorably impacted by higher cash flows from prepayments of mortgage-backed products and agency calls. As a result of these impacts, revenues from fixed income sales to depository and non-depository investors fell $36.0 million. Revenues from other fee sources include fee income from activities such as investment banking, research, and portfolio advisory and the sale of bank-owned life insurance. These revenues fell $7.0 million from last year's third quarter, primarily a result of lower revenue in the structured finance transactions.

Table 3 - Capital Markets Noninterest Income
	Three Months Ended			Nine Months Ended
	September 30		Growth	September 30		Growth
(Dollars in millions)	2004	2003	Rate (%)	2004	2003	Rate (%)
Noninterest income:
Fixed income - depository	$ 26.8	$ 53.0	49.6 -	$ 110.7	$ 189.6	41.6 -
Fixed income - non-depository	20.0	29.8	33.0 -	76.3	110.0	30.7 -
Other products/services	33.1	40.1	17.1 -	113.0	121.6	7.0 -
Total capital markets noninterest income	$ 79.9	$ 122.9	35.0 -	$ 300.0	$ 421.2	28.8 -
Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income
All other noninterest income categories grew 21 percent, or $24.9 million. This growth was led by an increase of $16.2 million in securities gains and an increase of $4.0 million in merchant processing noninterest income. Third quarter 2004 net security gains include $14.9 million of gains from the sale of investment securities initiated primarily due to a delay in the closing of a HELOC securitization. In third quarter 2003, sales of lower-yielding securities in the investment portfolio resulted in net losses of $5.9 million. Net gains from equity investments of $5.5 million were realized in third quarter 2004 primarily due to the liquidation of a holding company investment. This compares to net gains of $10.1 million last year primarily resulting from the sale of a venture capital investment.

NONINTEREST EXPENSE
Total noninterest expense for third quarter 2004 decreased 11 percent to $365.6 million from $409.9 million in 2003. Noninterest expense in third quarter 2003 included approximately $23 million of discretionary spending on performance enhancing initiatives.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased 11 percent to $210.1 million from $235.5 million in 2003 primarily due to lower activity levels in Capital Markets in third quarter 2004.

Other noninterest expense decreased 21 percent, or $21.1 million. The decline primarily reflects $18.7 million of discretionary spending on performance enhancing initiatives in third quarter 2003.

PROVISION FOR LOAN LOSSES / ASSET QUALITY
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses decreased 39 percent in 2004 to $10.1 million from $16.3 million in 2003. The improvement in third quarter 2004's provision is related to the positive shift in the mix of the loan portfolio and a drop in specific allocations related to large commercial credits. The risk profile of the retail loan portfolio improved as the mix shifted to a greater concentration of high credit score products. The risk profile of the commercial loan portfolio improved as indicated by current lower levels of watch list and classified loans. Net charge-offs decreased to $8.6 million in third quarter 2004 compared to $14.0 million in third quarter 2003. Net charge-offs were impacted by improvement in both the retail and commercial loan portfolios.

Nonperforming loans in the loan portfolio were $45.6 million on September 30, 2004, compared to $48.4 million on September 30, 2003. The ratio of nonperforming loans in the loan portfolio to total loans was .28 percent on September 30, 2004, compared to .36 percent on September 30, 2003, reflecting the underlying stability of the loan portfolio. Nonperforming assets of $85.4 million on September 30, 2004, were relatively flat compared to $84.2 million on September 30, 2003, but declined from a high of $90.0 million on June 30, 2004. The decrease in 2004 reflects a decline in nonperforming mortgage loans in the warehouse.

Table 4 - Net Charge-off Ratios *
	Three Months Ended
	September 30
	2004	2003
Commercial	.16%	.34%
Retail real estate**	.17	.32
Other retail	2.10	1.41
Credit card receivables	2.35	4.21
Total net charge-offs	.22	.43
  *   Table 6 provides information on the relative size of each loan portfolio.
 **  Excludes 1.5 million of net charge-offs in 2003 related to loans classified as nonperforming from the warehouse and the repurchase of loans originated and previously sold by First Horizon Home Loans.

Going forward, the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economy. Asset quality indicators could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/reward profiles. Nonperforming assets are currently at stable levels around which they are expected to fluctuate moderately under normal operating conditions. In addition, banking regulators have issued a proposed interpretation with an expected implementation date of December 31, 2004, if approved, that addresses the appropriateness of reporting repurchased GNMA loans and GNMA loans eligible for repurchase, as past due loans. In addition, it addresses the classification of foreclosed real estate that had been the collateral for GNMA loans, i.e., whether the foreclosed real estate should be reported as "other real estate owned" or "other assets" on the statement of condition. FHN does not currently include insured repurchased loans in its past due numbers, and repurchased loans are currently included in other assets after foreclosure. While this proposed change would alter the amounts reported as nonperforming assets, it has no effect on the economic value of FHN's participation in the GNMA repurchase program.

Table 5 - Asset Quality Information
	September 30
(Dollars in thousands)	2004	2003
Retail/Commercial Banking:
Nonperforming loans	$ 45,633	$ 48,390
Foreclosed real estate	27,428	18,284
Other assets	-	365
Total Retail/Commercial Banking	73,061	67,039
Mortgage Banking:
Nonperforming loans - held for sale	7,279	11,408
Foreclosed real estate	5,044	5,704
Total Mortgage Banking	12,323	17,112
Total nonperforming assets	$ 85,384	$ 84,151

Loans and leases 30 to 89 days past due	$ 67,805	$ 74,252
Loans and leases 90 days past due	29,644	28,459
Potential problem assets*	94,297	122,381
Total loans, net of unearned income	$ 16,403,309	$ 13,349,056
Insured loans	(560,364)	(717,708)
Loans excluding insured loans	$ 15,842,945	$ 12,631,348
Off-balance sheet commitments**	$ 5,847,535	$ 4,637,593

	Third Quarter
	2004	2003
Allowance for loan losses:
Beginning balance on June 30	$ 160,757	$ 159,080
Provision for loan losses	10,044	16,355
Loans transferred to held for sale	(351)	-
Charge-offs	(12,497)	(17,913)
Loan recoveries	3,903	3,879
Ending balance on September 30	$ 161,856	$ 161,401
Reserve for off-balance sheet commitments	8,259	6,997
Total reserve for allowance for loan losses and off-balance sheet commitments	$ 170,115	$ 168,398

	September 30
	2004	2003
Allowance to total loans	.99%	1.21%
Allowance to loans excluding insured loans	1.02	1.28
Allowance to nonperforming loans in the loan portfolio	355	334
Nonperforming assets to loans, foreclosed real estate
and other assets (Retail/Commercial Banking)	.44	.50
Nonperforming assets to unpaid principal balance of
servicing portfolio (Mortgage Banking)	.02	.03
Allowance to annualized net charge-offs	4.71x	2.88 x
*   Includes loans and leases 90 days past due.
** Amount of off-balance sheet commitments for which a reserve has been provided.
Certain previously reported amounts have been reclassified to agree with current presentation.

BUSINESS LINE REVIEW

Retail/Commercial Banking
Pre-tax earnings grew from $67.5 million to $104.6 million, or 55 percent over third quarter 2003. This growth resulted from our national expansion initiatives, improved asset quality, fee income growth and efficiency improvements.

Loan growth of 22 percent reflected strength in consumer and single-family residential construction lending, which are leveraging FHN's national footprint, as well as commercial loan growth. Deposit account balances grew 5 percent compared to third quarter 2003; however, that growth was impacted by the divestiture of First National Bank of Springdale (FNB) on December 31, 2003, which had deposits of approximately $294 million in third quarter 2003. Compared to second quarter 2004, deposits grew at an annualized growth rate of 8 percent. As a result of this product growth net interest income related to retail/commercial banking activities grew 17 percent over third quarter last year.

Noninterest income grew 9 percent to $115.2 million and represented 39 percent of revenues. Merchant processing fees grew 26 percent primarily from an increase in travel activity due to an improving economy. As previously disclosed, the growth in noninterest income was lower than expected due to the delay of an anticipated third quarter loan securitization until fourth quarter. This delay was the result of a technical error in the documentation of certain HELOCs within a delivery channel, which has been a source for loans securitized on a quarterly basis during 2004.

Net charge-offs fell to 22 basis points, reflecting the reduced risk in the loan portfolio due to a change in the loan mix and further economic recovery, which resulted in a $6.2 million reduction in provision for loan losses. Noninterest expense increased $5.1 million primarily due to development in the national markets including equity lending, single-family residential construction lending and expansion in Middle Tennessee and Northern Virginia. The efficiency ratio for retail/commercial banking activities has consistently shown improvement over the last five quarters as discretionary spending has been reduced and the returns on last year's investments and operational improvements continue to pay off.

Mortgage Banking
Pre-tax earnings decreased from $102.4 million to $37.7 million, primarily driven by declining originations due to a drop in refinancing activity and lower margins related to competitive pricing pressures and a change in the relative mix of originations from a higher percentage of fixed-rate to a higher percentage of adjustable-rate mortgages. Partially offsetting the decline in originations was an improvement in servicing profitability due to reduced impairment expense and the growth in the servicing portfolio coupled with a more efficient servicing operation.

Mortgage origination volume fell $7.6 billion, or 52 percent to $6.8 billion, as refinancing volume declined from 72 percent of total originations in third quarter 2003 to 31 percent this quarter. In addition, loans delivered during the period decreased by $10.8 billion. This decrease, combined with other market factors, reduced origination revenue by approximately $93 million. Additionally, margins on loans sold decreased as competitive pressures in the market unfavorably impacted origination revenue by approximately $8 million. Overall, origination revenues decreased $100.7 million. Although total origination volumes were down, the large reduction in refinancings was partially offset by improved home purchase originations. Home purchase originations increased 18 percent as the housing market continued to improve.

Net servicing revenues improved $51.7 million from a loss of $26.1 million in 2003 to $25.6 million net revenue in 2004. Total fees associated with mortgage servicing increased 33 percent to $59.7 million due to growth in the servicing portfolio and the favorable impact of lower prepayment activity. The mortgage-servicing portfolio was $81.6 billion on September 30, 2004, an increase of 21 percent from $67.6 billion on September 30, 2003. The portfolio at September 30, 2004, includes approximately $8 billion of servicing rights acquired in third quarter 2004. MSR net hedge gains decreased 18 percent to $16.3 million from $19.9 million; however, MSR impairment decreased $34.4 million, triggered by the impact that rising interest rates had on mortgage prepayments in the servicing portfolio.

Noninterest expense improved $6.0 million reflecting the overall decline in activity levels. Additionally, as a result of reduced refinancing activity and improvements in processes and technology, productivity improved resulting in a 24 percent reduction of servicing costs per loan.

Capital Markets
Pre-tax earnings declined from $34.5 million to $16.9 million primarily due to a reduction in fixed income securities sales, net of a related decline in commissions and incentives. Significant doubts and uncertainty within the investment community regarding interest rates and other economic factors have caused fixed income investors to delay their purchases. In addition to this impact, last year's third quarter was favorably impacted by higher cash flows from the prepayments of mortgage-backed products and agency calls. As a result of these impacts, revenues from fixed income sales to depository and non-depository investors fell $36.0 million. Revenues from other fee sources include fee income from activities such as investment banking, research, portfolio advisory and the sale of bank-owned life insurance. These revenues decreased 16 percent from last year's third quarter revenues primarily as a result of lower revenue in structured finance transactions.

Revenues from depository institutions represented 33 percent of capital markets noninterest income in 2004 compared to 43 percent in 2003, and revenues from non-depository institutions represented 25 percent of income in 2004 compared to 24 percent in 2003. Revenues from other products and services represented 42 percent of capital markets noninterest income in 2004 compared to 33 percent in 2003.

Noninterest expense decreased 29 percent or $26.1 million, primarily due to lower personnel expense, reflecting the decline in commissions and incentives.

Corporate
The Corporate segment improved from a $24.2 million pre-tax loss last year to an $11.0 million pre-tax gain this quarter. Reduced discretionary spending helped lower expenses by $17.3 million to $11.4 million. Third quarter 2004 net security gains include $14.9 million of gains from sales of investment securities initiated primarily due to the delay of the HELOC securitization. In third quarter 2003 sales of lower-yielding securities in the investment portfolio resulted in net losses of $5.9 million. Net gains from equity investments of $4.8 million were realized in third quarter 2004 primarily due to the liquidation of a holding company investment. This compares to net gains of $10.1 million last year primarily resulting from the sale of a venture capital investment. Net interest income improved $3.0 million since last year's third quarter due to balance sheet restructurings.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS
Earning assets primarily consist of loans, loans held for sale and investment securities. Earning assets grew 4 percent and averaged $24.2 billion in third quarter 2004 compared to $23.2 billion in 2003. The increase in earning assets was due to growth of 22 percent or $2.8 billion in loans. Loans held for sale decreased 29 percent or $1.7 billion due to the lower mortgage origination volume. Average total assets increased 1 percent to $27.7 billion from $27.4 billion in third quarter 2003 as lower activity levels in Mortgage Banking and Capital Markets resulted in reductions in other non-earning assets which partially offset the growth in earning assets.

LOANS
Average total loans increased 22 percent for third quarter 2004 to $15.9 billion from $13.0 billion in 2003. Average loans represented 66 percent of average earning assets in third quarter 2004 and 56 percent in 2003.

Commercial, financial and industrial loans increased 11 percent, or $493 million, since third quarter 2003 reflecting increased demand for loans and the results of the national expansion strategy. Commercial construction loans grew 45 percent since third quarter 2003 or $293 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the demand for single-family housing and expansion of the sales force and geographic reach. Commercial real estate loans decreased 6 percent, or $66 million due to the divestiture of FNB (previously discussed in Note 2 - Acquisitions/Divestitures).

Residential real estate loans grew 32 percent or $1.9 billion since third quarter 2003, primarily due to growth in HELOCs. The growth in HELOCs reflects progress in national expansion plans which have benefited from efforts to incorporate cross sell initiatives into the origination process. With steady home appreciation, homeowners have increasingly leveraged their equity through HELOCs which are one of the most affordable borrowing options available to consumers today.

The retail real estate construction portfolio increased 67 percent or $300 million since third quarter 2003. Retail real estate residential construction loans are made to individuals for the purpose of constructing a home where FHN is committed to make the permanent mortgage. The increase in these loans reflects the favorable housing environment and expansion of the sales force and geographic reach. Other retail loans decreased 31 percent or $79 million since third quarter 2003 largely due to a decline in automobile lending. Credit card receivables decreased 9 percent or $22 million, primarily due to the transfer of a portfolio of loans to available for sale. Additional loan information is provided in Table 6 - Average Loans.

FHN's loan portfolio continues to be well diversified. On September 30, 2004, FHN did not have any concentrations of 10 percent or more of total loans in any single industry. However, FHN has a significant concentration in loans secured by real estate. In 2004, 66 percent of total loans are secured by real estate compared to 62 percent in 2003. Two lending products have contributed to this increased level of real estate lending - (1) significant growth in HELOCs which grew 51 percent; (2) single-family builders which grew 59 percent. FHN's real estate lending is well diversified by industry and geography. Additional loan information is provided in Table 6 - Average Loans.

Table 6 - Average Loans

	Three Months Ended September 30
		Percent	Growth		Percent
(Dollars in millions)	2004	of Total	Rate	2003	of Total
Commercial:
Commercial, financial and industrial	$ 4,935.3	31%	11.1%	$ 4,442.5	34%
Real estate commercial	960.2	6	(6.4)	1,025.9	8
Real estate construction	945.1	6	44.9	652.1	5
Total commercial	6,840.6	43	11.8	6,120.5	47
Retail:
Real estate residential	7,852.6	50	31.9	5,951.2	46
Real estate construction	746.1	5	67.1	446.5	3
Other retail	180.0	1	(30.5)	259.1	2
Credit card receivables	239.3	1	(8.5)	261.5	2
Total retail	9,018.0	57	30.3	6,918.3	53
Total loans, net of unearned	$ 15,858.6	100%	21.6%	$ 13,038.8	100%

Going forward, FHN expects loan growth to reflect the relative strength of the economy and the continued success of the sales force and national expansion efforts.

LOANS HELD FOR SALE / INVESTMENT SECURITIES
Loans held for sale, consisting primarily of mortgage-related loans, decreased 29 percent to $4.0 billion in 2004 from $5.7 billion in 2003 due to the lower level of originations in 2004. On September 30, 2004, loans held for sale were $3.9 billion compared to $2.9 billion on September 30, 2003. Mortgage warehouse loans were $2.8 billion on September 30, 2004 compared to $2.9 billion on September 30, 2003. Since the mortgage warehouse loans are generally held in inventory for a short period of time, there may be significant differences between average and period-end balances. In addition, the delay of the HELOC securitization contributed approximately 50 percent of a $1.0 billion increase in HELOC loans held for sale compared to last year. Average investment securities remained flat at $2.6 billion in 2004. However, on September 30, 2004, investment securities decreased to $1.8 billion from $2.7 billion on September 30, 2003, as the investment securities sale was initiated primarily due to the delay of the HELOC securitization.

DEPOSITS
Core deposits decreased 7 percent to $10.5 billion in third quarter 2004 compared to $11.3 billion in 2003, primarily due to lower mortgage escrow balances and the divestiture of FNB (previously discussed in Note 2 - Acquisitions/Divestitures), while Retail/Commercial Banking core deposits increased 5 percent.

OTHER SOURCES OF FUNDS
Short-term purchased funds averaged $11.5 billion for third quarter 2004, up 10 percent or $1.1 billion from third quarter 2003. In third quarter 2004, short-term purchased funds accounted for 47 percent of FHN's total funding, which is comprised of core deposits, purchased funds and term borrowings, and accounted for 45 percent of total funding in third quarter 2003. Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Term borrowings averaged $2.3 billion in third quarter 2004, an increase of 47 percent from $1.6 billion in third quarter 2003 (see Note 6 - Term Borrowings for additional information).

FINANCIAL SUMMARY (Comparison of first nine months of 2004 to first nine months of 2003)

For the first nine months of 2004, earnings totaled $351.3 million or $2.73 diluted earnings per share. For the same period in 2003, earnings were $355.7 million or $2.72 diluted earnings per share. Return on average shareholders' equity was 24.9 percent and return on average assets was 1.76 percent for the first nine months of 2004 compared to 26.7 percent and 1.88 percent, respectively, for the first nine months of 2003.

For the first nine months of 2004, total revenues were $1,677.9 million, a decrease of 11 percent from $1,890.4 million in 2003. Noninterest income decreased 18 percent to $1,050.0 million from $1,281.1 million in 2003. Noninterest expense decreased 13 percent to $1,121.6 million for the nine-month period in 2004 compared to $1,285.7 million in 2003.

INCOME STATEMENT REVIEW

Noninterest income for the first nine months of 2004 was $1,050.0 million and contributed 63 percent to total revenues as compared to $1,281.1 million, or 68 percent of total revenues in 2003. Mortgage banking fee income decreased 33 percent to $350.0 million from $522.2 million. During this period, fees from the origination process decreased $265.1 million while net servicing income improved $108.7 million. Contributing to the improved servicing results was lower MSR impairment of $135.0 million while hedge results had a negative impact of $54.7 million. Amortization of capitalized MSR increased 14 percent, or $13.9 million, as the servicing portfolio grew 21 percent to $81.6 billion in 2004. Other income decreased 47 percent, or $15.8 million due to lower earnings from the agency insured GNMA repurchase program, under which First Horizon Home Loans buys delinquent loans to reduce future foreclosure costs. See Table 2 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Fee income from capital markets decreased 29 percent to $300.0 million from $421.2 million for 2003. For the first nine months of 2004, all other noninterest income categories grew 18 percent, or $62.3 million, to $400.0 million. This growth was led by securities gains, which increased $22.1 million primarily from the sales of securities; merchant processing noninterest income, which increased $13.7 million primarily from an increase in travel activity due to an improving economy and due to acquisitions; $8.7 million in net gains from the securitization and sale of approximately $600 million of HELOCs; an increase of $5.1 million in sales of investments and asset management fees; and $3.8 million in divestiture gains resulting from the sale of certain merchant relationships. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 3 percent to $627.9 million from $609.3 million for the first nine months of 2003, while earning assets increased 7 percent to $23.1 billion from $21.5 billion in 2003. The year-to-date consolidated margin decreased to 3.63 percent in 2004 from 3.79 percent in 2003. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first nine months of 2004 decreased 13 percent to $1,121.6 million from $1,285.7 million in 2003. Personnel expense decreased $90.0 million or 12 percent in 2004 primarily due to lower activity levels in capital markets. This decrease also reflects the $11.7 million of expense in 2003 related to modifications in and funding of an old deferred compensation plan primarily for retirees and the $2.8 million non-management award. All other expense categories decreased 15 percent or $74.1 million in 2004. Included in this decrease were lower professional fees as discretionary spending was reduced and a drop in contract employment expense primarily associated with lower volumes in mortgage banking. Included in 2003's expense was a loss of $16.3 million related to the termination of a lease arrangement with a single purpose entity for First Horizon Home Loans' main office headquarters; the $9.8 million discretionary contribution to the First Horizon Foundation and a loss of $5.8 million related to a debt restructuring. The provision for loan losses decreased 49 percent to $36.6 million from $71.3 million in the first nine months of 2003. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

BUSINESS LINE REVIEW

RETAIL/COMMERCIAL BANKING
For the first nine months of 2004, pre-tax income increased 84 percent to $291.6 million from $158.1 million in 2003. Total revenues for the nine-month period were $857.9 million, an increase of 14 percent from $750.8 million in 2003. Net interest income increased 15 percent, or $66.5 million as earning assets grew 23 percent. Noninterest income increased 13 percent, or $40.6 million primarily due to increased revenue from merchant processing, gains from the securitization and sale of HELOCs, growth in sales of investments and asset management fees, and divestiture gains. Provision for loan losses decreased 48 percent in 2004 to $36.6 million from $69.8 million due to improvement in asset quality. Total noninterest expense for the nine-month period was $529.7 million in 2004 compared to $522.9 million in 2003. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

MORTGAGE BANKING
For the first nine months of 2004 pre-tax income decreased 53 percent to $150.0 million from $319.3 million in 2003. Total revenues for the nine-month period were $477.6 million, a decrease of 31 percent from $692.0 million in 2003. During this period, fees from the mortgage origination process decreased 50 percent or $265.3 million while servicing results improved by $108.7 million from a net loss of $40.3 million in 2003. See Table 2 - Mortgage Banking for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Total noninterest expense for the nine-month period decreased 12 percent to $327.6 million from $371.2 million in 2003 reflecting the overall decline in activity levels. In addition, a $16.3 million loss was incurred related to the termination of a lease arrangement with a single purpose entity for First Horizon Home Loans' main office headquarters. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

CAPITAL MARKETS
For the first nine months of 2004 pre-tax income decreased 39 percent to $72.7 million from $118.9 million in 2003. Total revenues for the nine-month period were $304.1 million, a decrease of 29 percent from $430.8 million in 2003. Total noninterest expense for the nine-month period decreased 26 percent to $231.4 million from $311.9 million in 2003 primarily due to decreased personnel expenses resulting from lower commissions and incentives associated with the reduced fee income this year. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

CORPORATE
For the first nine months of 2003, Corporate had a pre-tax gain of $5.4 million compared to a pre-tax loss of $62.9 million in 2003. Included in the pre-tax gain for 2004 are $23.5 million of net securities gains. Included in the pre-tax loss for 2003 is $45.4 million of discretionary spending, including $12.4 million of expense related to modifications in and funding of an old deferred compensation plan, primarily for retirees; a $9.8 million discretionary contribution made to the First Horizon Foundation; $8.7 million associated with management's initiatives to develop an infrastructure to support business expansion; $5.8 million related to a debt restructuring; and $2.8 million on a non-management performance award to build employee value. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

STATEMENT OF CONDITION REVIEW

For the first nine months of 2004, total assets averaged $26.6 billion compared with $25.3 billion in 2003. Average loans grew 21 percent to $14.9 billion from $12.3 billion for the first nine months of 2003. Average commercial loans increased 10 percent to $6.5 billion compared to $5.9 billion in 2003. Retail loans increased 32 percent to $8.4 billion in 2004 from $6.4 billion in 2003. Average investment securities were flat at $2.5 billion. Loans held for sale, consisting primarily of mortgage-related loans, decreased 20 percent for the nine-month period to $4.0 billion from $5.0 billion in 2003.

For the first nine months of 2004, average core deposits decreased 3 percent to $10.5 billion from $10.8 billion. While interest-bearing core deposits increased 4 percent to $6.0 billion from $5.8 billion, noninterest-bearing deposits decreased 11 percent to $4.5 billion from $5.0 billion in 2003. Short-term purchased funds increased 12 percent for the nine-month period to $10.7 billion from $9.6 billion.

CAPITAL

Management's objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders' equity was $2.0 billion on September 30, 2004, up 7 percent from 2003. The increase in shareholders' equity during 2004 came from retention of net income after dividends and the effects of stock option exercises reduced by shares repurchased. The change in capital was reduced by share repurchases, primarily related to stock option exercises and the divestiture of FNB, which totaled $231.2 million or 5.2 million shares since September 30, 2003. Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to board authority, FHN may repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. See also Subsequent Events section below for additional information.

Table 7 - Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number
	Total Number		Purchased as Part of	of Shares that May
	of Shares	Average Price	Publicly Announced	Yet Be Purchased Under
(Volume in thousands)	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
2004
July 1 to July 31	380	$ 43.82	380	30,390
August 1 to August 31	369	43.56	369	30,021
September 1 to September 30	-	-	-	30,021
Total	749	$ 43.69	749
Compensation Plan Programs:
-	A consolidated compensation plan share purchase program was approved on July 20, 2004 and was announced on August 6, 2004. This plan consolidates into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program is 25.1 million shares which may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date.
Other Programs:
-	A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16, 2001 it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002 until December 31, 2004.
See also Subsequent Events section of MD&A.

Average shareholders' equity increased 5 percent in third quarter 2004 to $1.9 billion from $1.8 billion, reflecting internal capital generation. The average shareholders' equity to average assets ratio was 6.87 percent for third quarter 2004 compared to 6.62 percent for third quarter 2003. The average tangible shareholders' equity to average tangible assets ratio was 6.15 percent for third quarter 2004 compared to 5.86 percent for third quarter 2003. Unrealized market valuations had no material effect on the ratios during third quarter 2004.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution's capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of September 30, 2004, FHN and First Tennessee Bank National Association (FTBNA) had sufficient capital to qualify as well-capitalized institutions as shown in Note 8 - Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the CEO and direct reports. The Executive Vice President (EVP) of Risk Management oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Senior Credit Policy Committee, Asset/Liability Committee (ALCO), and Operational Risk Committee. The EVP and Chief Credit Officer, EVP of Financial Strategy and Interest Rate Risk Management, and EVP of Risk Management chair these committees respectively. Reports regarding Credit, Asset/Liability, Market, and Operational Risks are provided to the Executive Committee and Audit Committees of the Board.

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

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of being unable to fund assets with liabilities of the appropriate duration and interest rate, as well as the risk of not being able to meet unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. The Asset/Liability Committee is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Core deposits are a significant source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent authorized by law. For third quarter 2004, the average total loan to core deposit ratio was 151 percent compared with 115 percent in 2003.

FTBNA has a bank note program available for additional liquidity under which the bank may borrow funds from time to time at maturities of 30 days to 30 years. On September 30, 2004, $135.0 million was available under current conditions through the bank note program as a long-term (greater than one year) funding source. FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings, debt offerings and equity offerings in its management of liquidity.

In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN's junior subordinated debentures through two Delaware business trusts wholly owned by FHN and through preferred stock issued by an indirect wholly owned subsidiary of FHN ($45.2 million on September 30, 2004).

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the nine-month periods ending September 30, 2004 and 2003. In 2004, net cash flows from operating activities were negative primarily due to the increased funding requirements resulting from the delay of FHN's HELOC securitization and increased mortgage servicing portfolio. In 2003, however, net cash flows from operating activities were positive as the mortgage warehouse began to decline. Earnings represented a significant source of liquidity, consistently providing positive cash flows in both 2004 and 2003. Growth in deposits and the issuance of term borrowings comprised a significant portion of FHN's positive cash flows from financing activities in both nine-month periods and these funds were utilized to meet the liquidity needs related to the strong loan growth that is reflected in the negative cash flows from investing activities in 2004 and 2003. In addition, sales and maturities of investment securities provided positive cash flows which were used largely to fund the balance sheet growth resulting from the delayed HELOC securitization. Sales and maturities of investment securities largely offset purchases in 2003.

Parent company liquidity is maintained primarily by cash flows stemming from dividends collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the SEC, FHN, as of September 30, 2004, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS
First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, FTN Financial Capital Assets Corporation frequently purchases the same types of loans from our customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through investors, including GSEs, such as GNMA for federally insured loans and

FNMA and FHLMC for conventional loans, and then sold in the secondary markets. After sale, these loans are not reflected on the Consolidated Condensed Statements of Condition. Each of the GSEs has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. First Horizon Home Loans' use of GSEs as an efficient outlet for mortgage loan production is an essential source of liquidity for First Horizon Home Loans and other participants in the housing industry. During third quarter 2004, $4.4 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these GSEs.

Certain of First Horizon Home Loans' originated loans do not conform to the requirements for sale or securitization by FNMA and FHLMC due to exceeding the maximum loan size of approximately $334 thousand (jumbo loans). First Horizon Home Loans pools and securitizes these jumbo loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition except as described hereafter. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for First Horizon Home Loans and other participants in the housing industry to monetize these assets. On September 30, 2004, the outstanding principal amount of loans in these off-balance sheet business trusts was $7.9 billion. Given the significance of First Horizon Home Loans' origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (known as correspondent brokers) for sale to secondary market investors and subsequently services the majority of those loans. The secondary market for mortgages allows First Horizon Home Loans to sell mortgage loans to investors, including GSEs, such as FNMA, FHLMC and GNMA. Many private investors are also active in the secondary market as issuers and investors. The majority of First Horizon Home Loans' mortgage loans are sold through transactions with GSEs. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred mortgage loans are subsequently determined not to meet the agreed-upon qualifications or criteria, the purchaser has the right to return those loans to First Horizon Home Loans. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).

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

FHN has processes and management committees in place that are designed to assess and monitor credit risks. Management's Asset Quality Committee has the responsibility to evaluate its assessment of current asset quality for each lending product. In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs. A primary objective of this committee is to provide information about changing trends in asset quality by region or loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses. The Senior Credit Watch Committee has primary responsibility to enforce proper loan risk grading, to identify credit problems, and to monitor actions to rehabilitate certain credits. Management also has a Senior Credit Policy Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues. The committee also develops credit policies and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies. In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty. FHN's goal is to manage risk and price loan products based on risk management decisions and strategies. Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies. It is management's objective that both charge-offs and asset write-downs are recorded promptly, based on management's assessments of current collateral values and the borrower's ability to repay.

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

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS
When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount based on the expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan, is capitalized as an asset known as MSR on the Consolidated Condensed Statements of Condition. In certain cases, when First Horizon Home Loans sells mortgage loans in the secondary market, it retains an interest in the mortgage loans sold primarily through interest-only certificates. Interest-only certificates are financial assets, which represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees. In certain cases, when First Horizon Equity Lending sells HELOCs in the secondary market, it retains an interest in the loans sold primarily through a residual-interest certificate. Residual-interest certificates are financial assets, which represent rights to receive earnings to the extent of excess income generated by the underlying HELOC collateral of certain mortgage-backed securities, which is not needed to meet contractual obligations of senior security holders. See also Residual-Interest Certificates Fair Value section below for additional information.

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

First Horizon Home Loans engages in a process referred to as "price discovery" on a monthly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) monthly informal valuation of the servicing portfolio by a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data available through third party participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On September 30, 2004 and 2003, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

The First Horizon Risk Management Committee (FHRMC) submits the overall assessment of the estimated fair value of MSR monthly for review. The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon Home Loans' MSR. Each quarter, FHN's MSR Committee reviews the original valuation, impairment, and the initial capitalization rates for newly originated MSR. In addition, the Executive Committee of FHN's board of directors reviews the initial capitalization rates and approves the amortization expense.

MSR are included on the Consolidated Condensed Statements of Condition, net of accumulated amortization. The changes in fair value of MSR are included as a component of Mortgage Banking - Noninterest Income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of MSR
In order to provide protection from a decline in the fair value of MSR, First Horizon Home Loans employs a hedging strategy. This strategy uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR swap) in amounts, which will substantially offset the change in fair value of certain MSR. On September 30, 2004 and 2003, hedged MSR approximated 97 percent and 94 percent, respectively, of the total MSR portfolio, as measured on a dollar at risk basis.

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

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates, which at the time of sale, result in the capitalization of new MSR associated with new production. This provides for a "natural hedge" in the mortgage banking business cycle. The "replenishment rate" during 2004 - meaning the ratio of new loan volume originated for every existing customer mortgage loan that prepays - was approximately 188 percent, which includes the retention of existing First Horizon Home Loans' customers who prepay their mortgage loans. First Horizon Home Loans capitalized $162.0 million of MSR during third quarter 2004. New production and origination does not prevent First Horizon Home Loans from recognizing impairment expense on existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR as a component of realized gains related to the sale of such loans in the secondary market, thus the "natural hedge" which tends to offset a portion of the MSR impairment charges during a period of low interest rates. In a period of increased borrower prepayments, impairment can be significantly offset by a strong replenishment rate and strong net margins on new loan originations. To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

First Horizon Home Loans does not specifically hedge the change in fair value of MSR attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), basis risk (meaning, the risk that changes in the benchmark interest rate may not correlate to changes in the mortgage market interest rates), discount rates, cost to service and other factors. To the extent that these other factors result in changes to the fair value of MSR, First Horizon experiences volatility in current earnings due to the fact that these risks are not currently hedged.

Actual vs. Estimated MSR Critical Assumptions
As discussed above, the estimate of the cash flow components of net servicing income associated with MSR requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSR - particularly the estimate of prepayment speeds - can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings. Table 8 provides a summary of actual and estimated weighted average prepayment speeds and float income used in determining the estimated fair value of MSR for the quarters ended September 30, 2004 and 2003. Although the estimates of discount rates and cost to service assumptions used in determining the estimated fair value of MSR can vary from actual experience, such differences have not been material for the quarters ended September 30, 2004 and 2003.

For the quarters ended September 30, 2004 and 2003, the amortization rates calculated by the model were 14.8 percent and 16.0 percent, respectively, while the related actual runoff was 22.4 percent and 69.5 percent. The difference between the amortization rate calculated by the model and the actual run off experienced was the primary reason for the impairment charges associated with MSR, during the same periods of $13.4 million and $47.8 million, respectively. Table 8 summarizes First Horizon Home Loans' MSR activity and critical assumptions for the quarters ended September 30, 2004 and 2003.

Table 8 - MSR Critical Assumptions
	Three Months Ended
	September 30
(Dollars in millions)	2004	2003
Prepayment speeds
Actual	22.43%	69.47%
Estimated*	17.83	70.00
Float income
Actual	$ 8.2	$ 9.9
Estimated	5.1	8.2
* Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.

Interest-Only Certificates Fair Value - Residential Mortgage Loans
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

Estimating the cash flow components and the resultant fair value of the interest-only certificates requires First Horizon Home Loans to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by First Horizon Home Loans to estimate the fair value of interest-only securities include prepayment speeds and discount rates, as discussed above. First Horizon Home Loans' interest-only certificates are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of mortgage banking income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of Interest-Only Certificates
First Horizon Home Loans employs an economic hedging strategy for interest-only certificates, which uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR swap) in amounts which will substantially offset the change in fair value of certain interest-only certificates. Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of interest-only securities are included in current earnings on the Consolidated Condensed Statements of Income. The extent to which the change in fair value of interest-only securities is offset by the change in fair value of the derivatives used to hedge these instruments depends primarily on the hedge coverage ratio maintained by First Horizon Home Loans. Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact First Horizon Home Loans' ability to effectively hedge certain components of the change in fair value of interest-only certificates and could result in significant earnings volatility. The derivative financial instruments used to hedge the change in fair value of hedged interest-only certificates primarily include interest rate swaps and swaptions.

Residual-Interest Certificates Fair Value - HELOCs

The fair value of a residual-interest certificate typically changes based on the differences between modeled prepayment speeds and credit losses and actual experience. Additionally, similar to MSR and interest-only certificates, the market for residual-interest certificates is limited, and the precise terms of transactions involving residual-interest certificates are not typically readily available. Accordingly, First Horizon Equity Lending relies primarily on a discounted cash flow model to estimate the fair value of its residual-interest certificates.

Estimating the cash flow components and the resultant fair value of the residual-interest certificates requires First Horizon Equity Lending to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by First Horizon Equity Lending to estimate the fair value of residual-interest securities include prepayment speeds, credit losses and discount rates, as discussed above. First Horizon Equity Lending's residual-interest certificates are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of other income on the Consolidated Condensed Statements of Income.

PIPELINE AND WAREHOUSE
During the period of loan origination and prior to the sale of mortgage loans in the secondary market, First Horizon Home Loans has exposure to mortgage loans that are in the "mortgage pipeline" and the "mortgage warehouse". The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans. Pipeline loans are either "floating" or "locked". A floating pipeline loan is one on which an interest rate has not been locked by the borrower. A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment resulting in interest rate risk to First Horizon Home Loans. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the "inventory" of mortgage loans that are awaiting sale and delivery (currently an average of approximately 30 days) into the secondary market. First Horizon Home Loans is exposed to credit risk while a mortgage loan is in the warehouse.

An interest rate lock commitment binds First Horizon Home Loans to lend funds to the potential borrower at the set interest rate, which expires on a fixed date regardless of whether or not interest rates change in the market. Interest rate lock commitments generally have a term of up to 60-days before the closing of the loan. The interest rate lock commitment, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, First Horizon Home Loans makes estimates of expected "fallout" (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and, therefore, the changes in fair value of interest rate lock commitments are included in current earnings in the Consolidated Condensed Statements of Income (see Other - Further Interpretations of SFAS No. 133). Third party models are also used to manage interest rate risk related to price movements on loans in the pipeline and the warehouse.

For periods ending before April 1, 2004, like other participants in the mortgage banking business, First Horizon Home Loans relied primarily on an internal valuation model and one of several industry valuation techniques to estimate the fair value of interest rate lock commitments and the mortgage warehouse. This model calculated the estimated fair value using tranches of mortgage loans that are determined to share similar price behavior, which is determined by historical relationships of various product types, terms and interest rates. For purposes of determining the market values for forward commitments to sell mortgage loans in the secondary market, First Horizon Home Loans obtained market prices from independent third parties, which represent actual trade activity in the secondary market. For purposes of determining the fair value of interest rate lock commitments, management utilized the median broker price information obtained in the secondary market, resulting in an asset with an estimated fair value of $50.8 million on September 30, 2003.

For the period ended September 30, 2004, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower. Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in an asset with an estimated fair value of $27.8 million on September 30, 2004.

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

FORECLOSURE RESERVES
As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSEs and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On September 30, 2004 and 2003, approximately $3.5 billion and $3.8 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements. On September 30, 2004 and 2003, approximately $160.6 million and $156.9 million, respectively, of mortgage loans were outstanding which were sold under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the portfolio. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On September 30, 2004 and 2003, the foreclosure reserve was $18.0 million and $29.5 million, respectively. While the servicing portfolio has grown from $67.6 billion on September 30, 2003, to $81.6 billion on September 30, 2004, the foreclosure reserve has decreased primarily due to a reduction in the limited recourse portfolio combined with a reduction in the severity of losses in the portfolio.

ALLOWANCE FOR LOAN LOSSES
Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers' likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. This critical accounting estimate applies primarily to the Retail/Commercial Banking segment. The Executive Committee of FHN's board of directors approves the level of the allowance for loan losses.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. There have been no significant changes to the methodology for the quarters ended September 30, 2004 and 2003.

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

ACCOUNTING CHANGES

In September 2004, the FASB approved issuance of Staff Position ("FSP") EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until a Staff Position is issued to provide clarification of the guidance presented in paragraphs 10 through 20. Effective July 1, 2004, FHN adopted all other provisions of EITF Issue 03-1, including measurement guidance for evaluating whether an impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the results of operations. Effective December 31, 2004, additional disclosures are also required for cost method investments. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues, but is not expected to be material to the results of future operations.

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

SUBSEQUENT EVENTS

On October 19, 2004, the board of directors extended the authorization, which was originally announced in 2000, for the non-stock option plan-related repurchase of shares from December 31, 2004, until December 31, 2007. Approximately 5.7 million shares remain available under this authority. Repurchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management.

On October 28, 2004, FHN announced that its capital markets division, FTN Financial, entered into a definitive agreement to acquire the assets and operations of the fixed income business of Spear Leeds & Kellogg (SLK), a division of Goldman Sachs & Co. The acquisition is expected to be accretive to FHN's earnings per share during the first full calendar year. It is expected to close on or about the end of the calendar year, subject to customary closing conditions, including regulatory approvals.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this Item is contained in (a) Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 2 of this report at pages 23 through 45, (b) the Section entitled "Risk Management-Interest Rate Risk Management" of the Management's Discussion and Analysis of Results of Operations and Financial Condition section of the Financial Appendix to the Corporation's 2004 Proxy Statement at pages F-25 through F-29 and (c) the "Interest Rate Risk Management" subsection of Note 1 to the Corporation's consolidated financial statements at pages F-63 through F-64 of the Financial Appendix to the Corporation's 2004 Proxy Statement, and which information is incorporated herein by reference.

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

Part II.

OTHER INFORMATION

Items 1, 3, 4 and 5

As of the end of the third quarter 2004, the answers to Items 1, 3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of
Part I - First Horizon National Corporation - Management's Discussion and Analysis of Results of Operations and Financial Condition at page 35.

Item 6           Exhibits

(a)   Exhibits.

Exhibit No.	Description
3(ii)	Bylaws as amended and restated
4	Instruments defining the rights of security holders, including indentures*
**10 (w)	First Horizon Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-8 (NO. 333-106015), filed June 11, 2003.
**10 (x)	FTN Financial Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form S-8 (No. 333-110845), filed December 1, 2003.
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99(a)	The "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis of Results of Operations and Financial Condition section and the "Interest Rate Risk Management" subsection of Note 1 to FHN's consolidated financial statements, contained, respectively, at pages F-25 through F-29 and pages F-63 through F-64, in the Financial Appendix to the Corporation's 2004 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2004, filed March 10, 2004, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.
**	This is a management contract or compensatory plan required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE:	11/05/04	By:	/s/ Marlin L. Mosby III Marlin L. Mosby III Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(ii)	Bylaws as amended and restated
4	Instruments defining the rights of security holders, including indentures*
**10 (w)	First Horizon Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-8 (NO. 333-106015), filed June 11, 2003.
**10 (x)	FTN Financial Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form S-8 (No. 333-110845), filed December 1, 2003.
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99(a)	The "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis of Results of Operations and Financial Condition section and the "Interest Rate Risk Management" subsection of Note 1 to FHN's consolidated financial statements, contained, respectively, at pages F-25 through F-29 and pages F-63 through F-64, in the Financial Appendix to the Corporation's 2004 Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2004, filed March 10, 2004, and incorporated herein by reference.

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.
**	This is a management contract or compensatory plan required to be filed as an exhibit.