Form 10-K
period 2004-12-31
FIRST HORIZON NATIONAL CORP
filed 2005-03-14
CIK 36966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                     - or -
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the Transition period from __________ to__________

                        Commission File Number 001-15185

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  X  YES     NO
                                   ---      ---

At June 30, 2004, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $5.5 billion.

At February 25, 2005, the registrant had 123,900,266 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         1. Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/19/05 - Parts I, II, III and IV.

                                     PART I

                                     ITEM 1
                                    BUSINESS

General.

         First Horizon National Corporation (the "Corporation") is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2004, the Corporation had total assets of $29.8 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies and ranked 28th nationally.

         Through its principal subsidiary, First Tennessee Bank National Association (the "Bank"), and its other banking-related subsidiaries, the Corporation provides diversified financial services through four business segments. The segments reflect the common activities and operations of aggregated business segments across the various delivery channels:
Retail/Commercial Banking, Mortgage Banking, and Capital Markets. In addition, the Corporate segment provides essential support within the Corporation. The percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) ascribed to each of our segments for the past three years was: Retail/Commercial Banking, 53% (2004), 42% (2003), and 46%
(2002); Mortgage Banking, 28% (2004), 35% (2003), and 29% (2002); Capital
Markets, 17% (2004), 22% (2003), and 22% (2002); and Corporate, 2% (2004), 1%
(2003), and 3% (2002). Financial and other additional information concerning our segments appears in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements contained in the Corporation's 2004 Annual Report to shareholders. During 2004 approximately 61% of revenues were provided by fee income and approximately 39% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

         The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2004 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.2 billion and contributed substantially all of consolidated net income from continuing operations. At December 31, 2004, the Bank had $29.5 billion in total assets, $19.8 billion in total deposits, and $16.3 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2004. On December 31, 2004, the Bank had 496 banking locations (187 financial centers and 309 off-premises ATMs) in 18 Tennessee counties, including all of the major metropolitan areas of the state, 13 banking locations (7 financial centers and 6 off-premises ATMs) in Mississippi, one off premises ATM in Arkansas, and 7 financial centers in Virginia. At December 31, 2004, First Horizon Home Loan Corporation, a subsidiary of the Bank with principal offices in the Dallas, Texas metropolitan area, and its affiliates provided mortgage banking services through 357 offices, including satellite branches, in 44 states and, at September 30, 2004, ranked in the top 20 nationally in retail mortgage loan originations and top 15 nationally in mortgage loan servicing, as reported by Inside Mortgage Finance. FTN Financial products and services, at December 31, 2004, were offered through 14 offices in 11 states, and FTN Financial Capital Markets, a division of the Bank, ranked as one of the leading underwriters of U.S. agency debt.

         The Corporation provides the following services through its subsidiaries:

         o general banking services for consumers, businesses, financial institutions, and governments

         o  mortgage banking services

         o through FTN Financial-sales and underwriting of bank-eligible securities and securities eligible for underwriting by financial subsidiaries, mortgage loans and advisory services, and equity research

         o transaction processing - credit card merchant processing, nationwide check clearing services, and remittance processing

         o  trust, fiduciary, and agency services

         o  credit card products

         o  discount brokerage and full-service brokerage

         o  venture capital

         o  equipment finance

         o investment and financial advisory services, including investment advisor to First Funds, a proprietary family of mutual funds

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

         All of the Corporation's subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency ("Comptroller") as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission ("SEC") as a municipal securities dealer. The Bank is supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc., First Tennessee Advisory Services, a separately identifiable department of the Bank, and First Tennessee Brokerage, Inc. are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., FTN Financial Securities Corporation and FTN Midwest Securities Corporation are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Horizon Home Loan Corporation is licensed as a mortgage lender (or exempt from licensing) in all states where it does business and is regulated by the Comptroller. First Tennessee Insurance Services, Inc. ("FTIS") and First Horizon Insurance Services, Inc. ("FHIS") are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a monoline insurance company. FT Insurance Corporation is licensed as an insurance agency in Alabama. Synaxis Group, Inc.'s subsidiaries, which include Polk & Sullivan Group, Inc., Synaxis Risk Services, Inc., Merritt & McKenzie, Inc., and Van Meter Insurance, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corporation, FTN Midwest Securities Corporation, FHIS, and FTIS and all of the subsidiaries listed in the preceding sentence are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee

Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.

         Expenditures for research and development activities were not material in any of the last three fiscal years.

         Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

         At December 31, 2004, the Corporation and its subsidiaries had 12,825 employees and 12,470 full-time-equivalent employees, not including contract labor for certain services.

         For additional information on the business of the Corporation, refer to the Management's Discussion and Analysis and Glossary sections contained in pages 3 through 52 of the Corporation's 2004 Annual Report to shareholders, which sections are incorporated herein by reference.

         The Corporation's current internet address is www.firsthorizon.com. The Corporation plans to launch a new corporate website in the first quarter of 2005 at www.fhnc.com. The Corporation makes available free of charge on its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

Corporate Governance and NYSE Disclosures.

         The Corporation's Board of Directors has adopted Corporate Governance Guidelines, along with a Code of Business Conduct and Ethics, a Code of Ethics for Senior Financial Officers, and the charters of the Board's Audit Committee, Nominating and Corporate Governance Committee, and Compensation (previously named Human Resources) Committee. All of those documents are available on the Corporation's website. To access the information at the current website address (www.firsthorizon.com), click on "About Us," then "Investor Relations," and then "Corporate Governance." The information is expected to be accessible in the "Investor Relations" area of the Corporation's planned new corporate website (www.fhnc.com). Paper copies of any of those documents are available to shareholders upon request to the Corporate Secretary.

         The Corporation's Code of Business Conduct and Ethics includes a number of policies and guidelines that have been in place over the years. Any waiver of this Code for an executive officer or director will be promptly disclosed to shareholders by posting such information on the Corporation's website.

         See Item 10 of Part III below for additional information concerning the Corporation's Code of Ethics for Senior Financial Officers.

         The Corporation's Chief Executive Officer is required to certify annually to the New York Stock Exchange ("NYSE") that the Chief Executive Officer is unaware of any violation by the Corporation of NYSE corporate governance listing standards, and this certification will be disclosed annually (commencing in 2005) in the Corporation's annual report to shareholders or by another method authorized by the NYSE.

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

         In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer's principal state of operations without regard to whether the transaction is prohibited under state law. See "Interstate Banking and Branching Legislation." The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2004, the Corporation estimates that it held approximately 17% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also "- Interstate Banking and Branching Legislation" below.

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

         At December 31, 2004, under dividend restrictions imposed under applicable federal laws, the Bank, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $807.6 million.

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

         Transactions with Affiliates

         There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank's purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, the Bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank (including for purposes of this paragraph all subsidiaries of the Bank) may not extend credit to the Corporation or to any other affiliate (other than another subsidiary bank and certain exempted affiliates) in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between the Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

         Capital Adequacy

         The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2004, the Corporation's consolidated Tier 1 Capital and Total Capital ratios were 8.62% and 13.18%, respectively.

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

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 2004 was 7.16%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2004. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

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

         The supervisory review aspect of the new framework would seek to ensure that a bank's capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank's capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank's capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks would also be required to disclose how they evaluate their own capital adequacy.

         In June, 2004, the Basel Committee issued its final framework. The U.S. Regulators are expected to issue a Notice of Proposed Rulemaking in 2005. That Notice is expected to require implementation of the advanced measurement methods for large internationally active banks (core banks) and allows for other banks to opt-in should they so choose. Under the proposed rules the Corporation would not be considered a core bank that would be required to implement the new rules but could evaluate whether to opt in. For those banks that do not opt in, the current capital rules are expected to continue to apply. A final U.S. rule is expected in 2006 with implementation expected in 2008. The Corporation cannot predict at this time the final form the U.S. Regulators' rules will take, or the effect they would have on the financial condition or results of operations of the Bank or the Corporation. The Corporation intends to continue to monitor the evolution of the proposed rulemaking and its potential impacts to the Corporation and the industry.

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

         Cross-Guarantee Liability

         Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is currently the only depository institution owned by the Corporation. In the event that the Corporation established or acquired another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Corporation's other subsidiary bank(s), and a potential loss of the Corporation's investment in such subsidiary bank.

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

         The Corporation believes that at December 31, 2004 the Bank had sufficient capital to qualify as "well capitalized" under the regulatory capital requirements discussed above.

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

         Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act repealed or modified a number of significant provisions of then-current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which imposed restrictions on banking organizations' ability to engage in certain types of activities. The Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a "financial holding company."

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

         Certain of the Corporation's subsidiaries and a division of the Bank are registered investment advisers who are regulated under the Investment Advisers Act of 1940. Among other activities, certain of these investment advisers provide investment advice to investment companies regulated under the Investment Company Act of 1940. Advisory contracts with these investment companies automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained. Subsidiaries of the Corporation are subject to certain restrictions in their dealings with investment companies advised by these affiliated investment advisers.

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

Sources and Availability of Funds.

         Specific reference is made to the Management's Discussion and Analysis and Glossary sections, including the subsections entitled "Deposits and Other Sources of Funds," and "Liquidity Risk Management," contained in pages 20 through 21 and pages 28 through 30 of the Corporation's 2004 Annual Report to shareholders, which sections are incorporated herein by reference.

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

Statistical Information Required by Guide 3.

         The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis and Glossary sections set forth at pages 3 through 52 of the Corporation's 2004 Annual Report to shareholders. Certain information not contained in the 2004 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

                       FIRST HORIZON NATIONAL CORPORATION
                   ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
                                 ON DECEMBER 31
                                   (Unaudited)


Investment Portfolio
(Dollars in thousands)                        2004          2003            2002
------------------------------------------------------------------------------------
Mortgage-backed securities &
     collateralized mortgage
     obligations                         $ 2,391,162    $ 2,200,862     $ 2,396,530
U.S. Treasury                                 41,244         47,977          57,367
U.S. government agencies                      40,959          1,164          27,208
States and political subdivisions              8,268         14,423          28,890
Other                                        199,364        205,944         190,290
                                       --------------  -------------  --------------
                         Total           $ 2,680,997    $ 2,470,370     $ 2,700,285
                                       --------------  -------------  --------------
                                       --------------  -------------  --------------


Loan Portfolio
(Dollars in thousands)                   2004            2003           2002            2001          2000
----------------------------------------------------------------------------------------------------------------
Commercial:
     Commercial, financial and
         industrial                    $ 5,560,736    $ 4,502,917    $ 4,134,158     $ 4,176,738    $ 3,964,396
     Real estate commercial                960,178        968,064      1,037,341         929,036        946,903
     Real estate construction            1,208,703        690,402        551,449         492,531        415,713
Retail:
     Real estate residential             7,244,716      6,817,122      4,721,307       3,732,767      3,573,260
     Real estate construction            1,035,562        527,260        342,127         211,429        179,515
     Other retail                          168,806        212,362        286,069         459,510        840,228
     Credit card receivables               248,972        272,398        272,994         281,132        319,435
                                      -------------  -------------  -------------   -------------  -------------
                         Total        $ 16,427,673   $ 13,990,525   $ 11,345,445    $ 10,283,143   $ 10,239,450
                                      -------------  -------------  -------------   -------------  -------------
                                      -------------  -------------  -------------   -------------  -------------



Short-Term Borrowings
(Dollars in thousands)                 2004            2003         2002
----------------------------------------------------------------------------
Federal funds purchased and
     securities sold under
     agreements to repurchase     $ 3,247,048    $ 3,079,248    $ 3,126,350
Commercial paper                       23,712         31,793         25,695
Other short-term borrowings           482,044        196,183        335,513
                                 -------------  -------------  -------------
                         Total    $ 3,752,804    $ 3,307,224    $ 3,487,558
                                 -------------  -------------  -------------
                                 -------------  -------------  -------------


Maturities of Short-Term Purchased Funds on December 31, 2004


                                         0-3           3-6          6-12        Over 12
(Dollars in thousands)                  Months        Months       Months       Months          Total
-----------------------------------------------------------------------------------------------------------
Certificates of deposit
     $100,000 and more               $ 6,518,095     $ 319,171    $ 555,510    $ 823,400       $ 8,216,176
Federal funds purchased and
     securities sold under
     agreements to repurchase          3,247,048            --           --           --         3,247,048
Commercial paper and
     other short-term borrowings         495,756            --           --       10,000           505,756
-----------------------------------------------------------------------------------------------------------
Total                               $ 10,260,899     $ 319,171    $ 555,510    $ 833,400      $ 11,968,980
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


Contractual Maturities of Commercial & Real Estate Construction Loans on December 31, 2004

                                                              After 1 Year
(Dollars in thousands)                     Within 1 year     Within 5 Years   After 5 Years     Total
-----------------------------------------------------------------------------------------------------------
Commercial, financial and industrial         $3,274,160        $2,072,353       $214,223       $5,560,736
Real estate commercial                          361,937           488,718        109,523          960,178
Commercial real estate construction             809,100           367,291         32,312        1,208,703
Retail real estate construction               1,025,755             9,807             --        1,035,562
-----------------------------------------------------------------------------------------------------------
Total                                        $5,470,952        $2,938,169       $356,058       $8,765,179
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
For maturities over one year:
  Interest rates - floating                                    $1,739,705       $140,683       $1,880,388
  Interest rates - fixed                                        1,198,464        215,375        1,413,839
------------------------------------------------------------------------------------------------------------
Total                                                          $2,938,169       $356,058       $3,294,227
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


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

                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     ITEM 4A
                        EXECUTIVE OFFICERS OF REGISTRANT

         The following is a list of executive officers of the Corporation as of March 1, 2005. The executive officers are elected at the April meeting of the Corporation's Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age                         Offices and Positions (Year First Elected to Office)
------------                         ----------------------------------------------------
Gerald L. Baker                      President - First Horizon Financial Services and Executive Vice
Age: 61                              President of the Corporation and the Bank (2004)


Charles G. Burkett                   President - First Tennessee Financial Services and Executive
Age: 53                              Vice President of the Corporation and the Bank (2004)

J. Kenneth Glass                     Chairman of the Board (1/1/04), President (2001) and Chief
Age: 58                              Executive Officer (2002) of the Corporation and the Bank


John H. Hamilton                     Executive Vice President - Bank Services Group (2004)
Age: 55

Herbert H. Hilliard                  Executive Vice President, Risk Management (2001) and Government Relations and
Age: 57                              CRA (1988) of the Corporation and the Bank

Jim L. Hughes                        President - FTN Financial and Executive Vice President of the Corporation
Age: 63                              (2004) and President - FTN Financial of the Bank (1999)

Harry A. Johnson, III                Executive Vice President (1990) and General Counsel (1988) of the Corporation
Age: 56                              and the Bank

James F. Keen                        Executive Vice President (2003), Corporate Controller of the Corporation (1988)
Age: 54                              and the Bank (2001) and principal accounting officer

Larry B. Martin                      Chief Operating Officer - First Tennessee Financial Services of the Corporation
Age: 57                              and the Bank (2004)

Marlin L. Mosby, III                 Executive Vice President (2002) and Chief Financial Officer (2003) of the
Age: 41                              Corporation and the Bank

Sarah L. Meyerrose                   Executive Vice President, Corporate (2002) and Employee Services (1998) of the
Age: 49                              Corporation and the Bank

John P. O'Connor, Jr.                Executive Vice President of the Corporation (1990) and the Bank (1987) and
Age: 61                              Chief Credit Officer (1988)

Elbert L. Thomas, Jr.                Executive Vice President (1995) and Interest Rate Risk Manager (2003) of the
Age: 56                              Corporation and the Bank


         Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Mr. Baker also is President and Chief Executive Officer of First Horizon Home Loan Corporation. Prior to April 2004, Mr. Burkett was President - Retail Financial Services/Memphis Financial Services, and prior to July of 2001, he was Executive Vice President, Manager Affluent Market of the Bank. Prior to July of 2002, Mr. Glass was President and Chief Operating Officer of the Corporation and the Bank, and prior to July 2001, he was President-Retail Financial Services of the Corporation and the Bank. Prior to April of 2000, Mr. Glass was Executive Vice President of the Corporation and prior to April of 1999, he was President-Tennessee Banking Group of the Bank.

Prior to April 2004, Mr. Hamilton was Executive Vice President - Product Management and Delivery Services. Prior to June 2002, Mr. Hamilton was Executive Vice President, Manager Bank Services Group and prior to April 2002, he was Executive Vice President-Corporate Financial Services. Prior to April 2004, Mr. Martin was President - Business Financial Services/Tennessee Financial Services, and prior to July of 2001, he was Chairman and CEO - Knoxville of the Bank. From July 2001 to July 2002, Ms. Meyerrose was also Executive Vice President, Wealth Management. Prior to November 2003, Mr. Mosby was Executive Vice President-Strategic Planning and Investor Relations and prior to April 2002, he was Senior Vice President, Strategic Planning. Mr. Thomas was appointed Executive Vice President-Interest Rate Risk Manager in October 2003 following his return after a disability leave which commenced December 1, 2002. Prior to December 1, 2002, Mr. Thomas was Chief Financial Officer of the Company and the Bank. Mr. Keen was appointed Chief Financial Officer on an interim basis, from December 1, 2002 until November 17, 2003.


                                     PART II

                                     ITEM 5
                   MARKET FOR THE REGISTRANT'S COMMON EQUITY,
                        RELATED STOCKHOLDER MATTERS, AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

         (a) Market for the Corporation's Common Stock:

         The Corporation's common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2004, there were 8,313 shareholders of record of the Corporation's common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table (Table 25), the Selected Financial and Operating Data Table, and the "Deposits and Other Sources of Funds" and "Liquidity Risk Management" subsections of the Management's Discussion and Analysis section contained in the Corporation's 2004 Annual Report to shareholders, Note 18 to the Consolidated Financial Statements contained in the 2004 Annual Report, and to the "Payment of Dividends" and "Transactions with Affiliates" subsections contained in Item 1 of Part I of this Form 10-K, which are incorporated herein by reference.

         (b) Sale of Unregistered Securities:

         During 2004 the Corporation sold no equity securities without registration under the Securities Act of 1933, as amended.

         (c)      Issuer Repurchases:

         Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to previously granted Board authority, the Corporation may repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Additional information concerning repurchase activity during the final three months of 2004 is presented in Table 13, and the surrounding notes and other text, of the Management's Discussion and Analysis section appearing on pages 22-23 of the Corporation's 2004 Annual Report to shareholders, which information is incorporated herein by this reference.

                                     ITEM 6
                             SELECTED FINANCIAL DATA

         The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation's 2004 Annual Report to shareholders.

                                     ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information called for by this Item is incorporated herein by reference to the Management's Discussion and Analysis section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-114 of the Corporation's 2004 Annual Report to shareholders.

                                     ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item is incorporated herein by reference to the "Interest Rate Risk Management" subsection of Note 1 to the Consolidated Financial Statements, and to the "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section, both of which appear, respectively, on page 66 and on pages 23-27 of the Corporation's 2004 Annual Report to shareholders.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table appearing, respectively, on pages 56-111 and on page 47 of the Corporation's 2004 Annual Report to shareholders.

                                     ITEM 9
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     ITEM 9A
                             CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by the annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective to ensure that material information relating to the Corporation and the Corporation's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

         Management's Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 53-54 of the Corporation's 2004 Annual Report to shareholders and are incorporated herein by this reference.

         Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation's internal control over financial reporting during the Corporation's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                     ITEM 9B
                                OTHER INFORMATION

         There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of 2004 that has not been reported.


                                    PART III

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item as it relates to directors and nominees for director of the Corporation, audit committee financial expert, and members of the Audit Committee of the Corporation's Board of Directors is incorporated herein by reference to the "Corporate Governance and Board Matters" section and the "Election of Directors" section of the Corporation's 2005 Proxy Statement (excluding the Audit Committee Report and the statements regarding the independence of members of the Audit Committee). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to Item 4A in Part I of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the 2005 Proxy Statement.

         The Corporation's Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer and Controller and also applies to all professionals serving in the financial, accounting or audit areas of the Corporation and its subsidiaries. A copy of the Code has been filed as Exhibit 14 to this report and is posted on the Corporation's current internet website (www.firsthorizon.com). (Click on "About Us," then "Investor Relations," and then "Corporate Governance.") The Code is expected to be accessible in the "Investor Relations" area of the Corporation's planned new corporate website (www.fhnc.com). There have been no amendments to, or waivers from, provisions of the Code that apply to the Chief Executive Officer, Chief Financial Officer or Controller and that relate to elements of the Code identified in Item 406(b) of SEC Regulation S-K since the Code was adopted, and the Corporation intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K related thereto by posting such information on the Corporation's Internet website, the address for which is listed above.

                                     ITEM 11
                             EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated herein by reference to the following sections of the Corporation's 2005 Proxy Statement:
"Compensation of Directors" and "Executive Compensation", but excluding the sub-section captioned "Total Shareholder Return Performance Graph", which sub-section is not "filed" with the Commission and is not incorporated into this Form 10-K.

                                     ITEM 12
                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

         The following table provides information as of December 31, 2004 with respect to shares of First Horizon common stock that may be issued under our existing equity compensation plans, including the 1990 Stock Option Plan (the "1990 Plan"), the 1995 Employee Stock Option Plan (the "1995 Plan"), the 1997 Employee Stock Option Plan (the "1997 Plan"), the 2000 Employee Stock Option Plan (the "Executive Plan"), 2003 Equity Compensation Plan, (the "2003 Plan"), the 2000 Non-employee Directors' Deferred Compensation Stock Option Plan (the "Directors' Plan"), the 1995 Non-employee Directors' Deferred Compensation Stock Option Plan (the "1995 Directors' Plan"), the 1991, 1997 and 2002 Bank Director and Advisory Board Member Deferral Plans (the "Advisory Board Plans") and the 2002 Management Incentive Plan (the "MIP"). Of the 20,432,234 options outstanding, approximately 38 percent were issued in connection with employee and director cash deferral elections. The Corporation received approximately $50,887,000 in employee cash deferrals and $4,213,000 in non-employee directors and advisory board retainer and meeting fee deferrals.

         The table includes information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnotes (4) and (5) to the table set forth the total number of shares of First Horizon common stock issuable upon the exercise of options under the expired plans as of December 31, 2004. No additional options may be granted under those expired plans.


                      Equity Compensation Plan Information

                                                  A                     B                          C
                                         --------------------    ----------------    ------------------------------
                                                                                          Number of Securities
                                                                                     Remaining Available for Future
                                         Number of Securities    Weighted Average        Issuance Under Equity
                                          to be Issued upon       Exercise Price           Compensation Plans
                                             Exercise of          of Outstanding         (Excluding Securities
Plan Category                            Outstanding Options          Options            Reflected in Column A)
-------------                            -------------------          -------            ----------------------
Equity Compensation Plans Approved by
   Shareowners(1).....................        4,738,586 (4)           $  29.58                  3,687,648 (2)
Equity Compensation Plans Not
   Approved by Shareowners(3).........       15,693,648 (5)           $  32.35                    848,049
                                             ----------                                         ---------
Total*................................       21,267,851 (6)           $  31.71                  4,687,159 (7)

   * "Total" exceeds sum of column elements as explained in notes (6) and (7).

(1) Consists of the Executive Plan, Directors' Plan, 1995 Directors' Plan, 1995 Plan, 1990 Plan, the 2003 Plan and the MIP.

(2) Includes shares available for future issuance under the MIP and an additional 1,000,000 shares under the 2003 Plan approved by shareholders in 2004. As of December 31, 2004, an aggregate of 200,000 shares of First Horizon common stock were available for issuance under the MIP. As of December 31, 2004, an aggregate of 1,076,712 shares were available for restricted stock grants under the 2003 Plan.

(3)  Consists of the 1997 Plan and the Advisory Board Plans.

(4) Includes 1,303,070 outstanding options issued in connection with employee and non-employee director cash deferrals of approximately $9,600,000. Also includes information for equity compensation plans that have expired. The Directors' Plan and the 1990 Plan were approved by shareholders in 1995 and 1990, respectively. The plans expired June 1999 and April 2000. As of December 31, 2004, a total of 640,990 shares of First Horizon common stock were issuable upon the exercise of outstanding options under these expired plans. No additional options may be granted under these expired plans.

(5) Includes 6,527,221 outstanding options issued in connection with employee and advisory board cash deferrals of approximately $45,500,000. Also includes information for equity compensation plans that have expired. The 1997 Bank Director and Advisory Board Member Deferral Plan and the 1991 Bank Director and Advisory Board Member Deferral Plan expired in January 2002 and January 1997, respectively. As of December 31, 2004, a total of 99,270 shares of First Horizon common stock were issuable upon the exercise of outstanding options under the expired plans. No additional options may be granted under these expired plans.

(6) Includes 835,617 shares of First Horizon common stock to be issued at the end of specified deferral periods set forth in individual deferral agreements.

(7) Includes 151,462 shares of First Horizon common stock underlying restricted stock units granted under the 1992 Restricted Stock Plan.

Description of Equity Compensation Plans Not Approved by Shareholders

         The 1997 Plan. The 1997 Plan was adopted by the Board of Directors on April 16, 1996 and will expire in April 2006. The 1997 Plan provides for granting of nonqualified stock options.

         Options granted under the 1997 Plan have been granted to all employees of the Corporation under our FirstShare and management option programs. The FirstShare program is a broad-based employee plan, where all employees of the Corporation receive a stock option award annually, except for management level employees who receive annual stock option awards under the management option program. The FirstShare options vest 100 percent after three years and have a term of 10 years. The management options vest 50 percent after 3 years and 50 percent after 4 years, unless a specified stock price is achieved within the 3 year period. The management options have a term of 7 years.

         In addition to the above, certain employees could elect to defer a portion of their annual compensation into stock options. These options vest after 6 months and have a term of 20 years for grants made prior to February 2004. The options vest on an accelerated basis in the event of a change in control of First Horizon. All options granted under the 1997 Plan have an exercise price equal to the fair market value on the date of grant. Notwithstanding the above, the option price per share could have been less than 100 percent of the fair market value of the share at the time the option was granted if the employee entered into an agreement with the Corporation to receive a stock option grant in lieu of compensation and the amount of compensation foregone when added to the cash exercise price of the options equaled at least the fair market value of the shares on the date of grant. In January 2005, the Compensation Committee of the Board of Directors terminated the employee option deferral program; however, previously granted deferral options were unaffected by that termination.

         As of December 31, 2004, options covering 15,572,848 shares of First Horizon common stock were outstanding under the 1997 Plan, 672,397 shares remained available for future option grants, and options covering 2,106,581 shares had been exercised during the year. Of the options outstanding, approximately 41 percent were issued in connection with employee cash deferral elections. The Corporation received approximately $44,020,000 in cash deferrals to offset a portion of the exercise price. Of the 672,397 shares remaining available for future option grants, approximately all are expected to be granted with an option term of 10 years or less.

         The 1997 Plan has been filed as Exhibit 10(c) in the Corporation's Form 10-Q for the quarter ended September 30, 2002.

         The Advisory Board Plans. The Advisory Board Plans were adopted by the Board of Directors in October 2001, January 1997 and January 1991. The 2002 Advisory Board Plan will expire on January 1, 2007 and the 1997 and 1991 plans expired in 2002 and 1997, respectively. The 2002 Advisory Board Plan provides granting of nonqualified stock options to bank regional and advisory board members who choose to forego board fees and retainers in exchange for stock options on shares of the Corporation's common stock.

         Options granted under the Advisory Board Plans are granted only to regional and advisory board members who are not employees. The options are granted in lieu of the participants receiving retainers or attendance fees for bank board and advisory board meetings. The number of shares subject to grant will be the amount of fees/retainers earned divided by one half of the fair market value of one share of common stock on the date of option grant. The exercise price plus the amount of fees foregone will equal the fair market value of the stock on the date of the grant. The options vest after 6 months and have a term of 20 years for grants made prior to February 2004, and a term of 10 years for grants made subsequent to January 2004. In January 2005, the Compensation Committee approved the termination of the deferral stock option program generally; as a consequence of that action, it is anticipated that the 2002 Advisory Board Plan will be terminated by formal Board action in 2005.

         As of December 31, 2004, options covering 120,800 shares of First Horizon common stock were outstanding under the Advisory Board Plans, 175,652 shares remained available for future option grants, and options covering 14,025 shares had been exercised during the year.

         The Advisory Board Plans have been filed as Exhibit 10(s) to the Corporation's Form 10-Q for the quarter ended June 30, 2004, and Exhibits 10(t) and 10(u) to the Corporation's Form 10-K for the year 2002.

Beneficial Ownership of Corporation Stock

         The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the "Stock Ownership Information and Table" section of the Corporation's 2005 Proxy Statement.

Change in Control Arrangements

         The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

                                     ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the 2005 Proxy Statement.

                                     ITEM 14
                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Audit Committee of the Board of Directors has adopted an Audit and Non-Audit Services Pre-Approval Policy, a copy of which is set forth as part of Appendix B to the Corporation's 2005 Proxy Statement (pages B-6 - B-8) and is incorporated herein by reference.

         Information regarding fees billed to the Corporation by KPMG LLC for the two most recent fiscal years is incorporated herein by reference to the "Vote Item No. 2"section of the 2005 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(c) of Regulation S-X.


                                     PART IV

                                     ITEM 15
                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    The following documents are filed as a part of this Report:

Financial Statements:

       Page 56*         1. Consolidated Statements of Condition as of
                            December 31, 2004 and 2003.

       Page 57*         2. Consolidated Statements of Income for the years
                            ended December 31, 2004, 2003 and 2002.

       Page 58*         3. Consolidated Statements of Shareholders' Equity for
                            the years ended December 31, 2004, 2003, and 2002.

       Page 59*         4. Consolidated Statements of Cash Flows for the years
                            ended December 31, 2004, 2003 and 2002.

       Pages 60-111*    5. Notes to the Consolidated Financial Statements

       Pages 54-55*     6. Reports of Independent Registered Public Accounting
                            Firm

       *The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation's 2004 Annual Report to shareholders.

Financial Statement Schedules: Not applicable.

Exhibits:

       Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

       Exhibits marked with a "+" are filed herewith.

3.1 Amended and Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 3-31-04.

3.2+        Bylaws of the Corporation, as amended and restated as of 1-18-05.

4.1 Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation's Registration Statement on Form 8-A filed 10-23-98.

4.2 The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 2004 Annual Report to shareholders. At December 31, 2004, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.3 Three principal agreements related to a note program for First Tennessee Bank National Association (the "Bank"): (i) form of Distribution Agreement dated February 18, 2005 among the registrant, the Bank, and the agents therein named; (ii) form of Fiscal and Paying Agency Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association; and (iii) form of Interest Calculation Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association. All such agreements are incorporated herein by reference to Exhibit 4(c) to the Corporation's Current Report on Form 8-K filed February 25, 2005.

         *Deferral Plans and Related Exhibits

*10.1(a) Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual report on Form 10-K.

*10.1(b) Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation's 1995 Annual Report on Form 10-K.

*10.1(c) First Tennessee National Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(a) to the Corporation's 2003 Annual Report on Form 10-K.

*10.1(d) Non-Employee Directors' Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation's 1997 Annual Report on Form 10-K.

*10.1(e) 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(n) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(f) [1991] Bank Advisory Director Deferral Plan, incorporated herein by reference to Exhibit 10(u) to the Corporation's 2002 Annual Report on Form 10-K.

*10.1(g) [1997] Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(t) to the Corporation's 2002 Annual Report on Form 10-K.

*10.1(h) 2002 Bank Director and Advisory Board Member Deferral Plan, as amended and restated 4-20-04, incorporated herein by reference to
            Exhibit 10(s) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(i) First Horizon Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-8 (No. 333-106015), filed June 11, 2003.

*10.1(j) FTN Financial Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form S-8 (No. 333-110845), filed December 1, 2003.

*10.1(k) Form of Deferred Compensation Agreement used under the registrant's 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option ("DSO") Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to the Corporation's Current Report on Form 8-K dated January 3, 2005.

         *Stock-Based Incentive Plans

*10.2(a) 1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97, and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation's 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*10.2(b) 1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(c) 1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(l) to the Corporation's 2000 Annual Report on Form 10-K.

*10.2(d) 1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e) 2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation's 2000 Annual Report on Form 10-K.

*10.2(f) 2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation's Proxy Statement furnished to shareholders in connection with the annual meeting held on April 20, 2004, filed March 10, 2004.

         *TARSAP/PARSAP Restricted Stock Agreements and Related Documents

*10.3(a)+   Form of accelerated (performance based) Restricted Stock
            Agreement under the 1992 Restricted Stock Incentive Plan

*10.3(b)+   Form of accelerated (performance based) Restricted Stock
            Agreement under the 2003 Equity Compensation Plan

*10.3(c)+   Description of performance criteria related to TARSAP/PARSAP awards granted prior to 2005

         *LTIP Documents

*10.4(a)+   Form of Notice of 2003 LTIP award under the 2003 Equity Compensation
            Plan, with form of related Restricted Stock Agreement. Messrs.
            Burkett, Hughes, and Baker are the executive officers whose bonuses are based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice and in Exhibit A to the Restricted Stock Agreement; however, Messrs. Hughes and Baker received no Restricted Stock Agreement in connection with their 2003
            LTIP awards.

*10.4(b)+   Form of Notice of 2004 LTIP award under the 2003 Equity Compensation
            Plan. Messrs. Burkett, Hughes, and Baker are the executive officers whose bonuses are based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice.

*10.4(c)+   Form of Notice of 2005 LTIP award under the 2003 Equity Compensation
            Plan. Messrs. Burkett, Hughes, Baker, and Martin are the executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

         *Other Stock-Based Incentive Plan Agreements and Related Documents

*10.5(a) Form of Restricted Stock Agreement for Non-Employee Director used under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation's Current Report on Form 8-K dated January 18, 2005.

*10.5(b)+   April 2003 Restricted Stock Agreement under the 2003 Equity
            Compensation Plan with J. Kenneth Glass.

*10.5(c)+   Form of Agreement To Defer Receipt Of Shares Following Option
            Exercise.

*10.5(d)+   Form of Agreement to Exchange Shares for RSUs and Defer Receipt of
            Shares [relating to Restricted Stock]

*10.5(e)+   Form of Stock Option Grant Notice

*10.5(f)+   Form of Stock Option Reload Grant Notification

         *Management Cash Incentive Plan Documents

*10.6(a)    2002 Management Incentive Plan, incorporated herein by reference to
            Exhibit 10(q) to the Corporation's 2001 Annual Report on Form 10-K.

*10.6(b) Description of target payouts and performance criteria approved for 2005 annual cash bonuses to executive officers under the 2002 Management Incentive Plan, incorporated herein by reference to the third paragraph under the caption "Salary and Annual Bonus Action" reported under Item 1.01 of the Corporation's Current Report on Form 8-K filed February 28, 2005.

         Other Material Contract Exhibits

*10.7 Form of Severance Agreements dated 1-28-97, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1996 Annual Report on Form 10-K.

*10.8 Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-03.

*10.9       Non-employee Director Benefits, incorporated herein by reference to
            Exhibit 10(p) to the Corporation's 2003 Annual Report on Form 10-K. The benefit described in this exhibit relating to the possible repurchase of shares of the Corporation's common stock is available to the Corporation's executive officers as well as to its directors.

*10.10      Long-Term Disability Program, incorporated herein by reference to
            Exhibit 10(v) to the Corporation's 2003 Annual Report on Form 10-K.

*10.11 Amended and Restated Pension Restoration Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.12 Jim L. Hughes employment agreement, incorporated herein by reference to Exhibit 10(w) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.13+ Form of Indemnity Agreement between the Corporation and its directors and executive officers.

*10.14 Description of salaries approved for executive officers for 2005, incorporated herein by reference to the first paragraph under the caption "Salary and Annual Bonus Action" reported under Item 1.01 of the Corporation's Current Report on Form 8-K filed February 28, 2005.

13+ Pages 2 through 114 of the First Horizon National Corporation 2004 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be "filed" with the Commission.

14 Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation's 2003 Annual Report on Form 10-K

21+         Subsidiaries of the Corporation.

23+         Accountant's Consents.

24+         Powers of Attorney.

31(a)+ Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+ Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+ 18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+ 18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST HORIZON NATIONAL CORPORATION

Date:  March 11, 2005           By:  /s/ Marlin L. Mosby, III
                                     -----------------------
                                 Marlin L. Mosby, III, Executive Vice President, and Chief Financial Officer

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

         Signature                                   Title                                   Date
         ---------                                   -----                                   ----
J. Kenneth Glass*                          Chairman of the Board, President,            March 11, 2005
--------------------------                 Chief Executive Officer
J. Kenneth Glass                           and a Director (principal executive
                                           officer)

Marlin L. Mosby, III*                      Executive Vice President and Chief           March 11, 2005
---------------------------                Financial Officer (principal
Marlin L. Mosby, III                       financial officer)


James F. Keen*                             Executive Vice President and                 March 11, 2005
----------------------------               Corporate Controller (principal
James F. Keen                              accounting officer)

Robert C. Blattberg*                       Director                                     March 11, 2005
--------------------------
Robert C. Blattberg

                                           Director
--------------------------
George E. Cates

Simon F. Cooper*                           Director                                     March 11, 2005
-------------------------
Simon F. Cooper

James A. Haslam, III*                      Director                                     March 11, 2005
------------------------
James A. Haslam, III

R. Brad Martin*                            Director                                     March 11, 2005
--------------------------
R. Brad Martin

Vicki R. Palmer *                          Director                                     March 11, 2005
-------------------------
Vicki R. Palmer

Michael D. Rose*                           Director                                     March 11, 2005
------------------------
Michael D. Rose

Mary F. Sammons*                           Director                                     March 11, 2005
-----------------------
Mary F. Sammons

William B. Sansom*                         Director                                     March 11, 2005
-----------------------
William B. Sansom

Jonathan P. Ward*                          Director                                     March 11, 2005
------------------------
Jonathan P. Ward

Luke Yancy III*                            Director                                     March 11, 2005
------------------------
Luke Yancy III


*By:  /s/ Clyde A. Billings, Jr.                                                        March 11, 2005
      -------------------------------
         Clyde A. Billings, Jr.
         As Attorney-in-Fact

                                  EXHIBIT INDEX

       Exhibits marked with an "*" represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

       Exhibits marked with a "+" are filed herewith.


3.1 Amended and Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 3-31-04.

3.2+        Bylaws of the Corporation, as amended and restated as of 1-18-05.

4.1 Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation's Registration Statement on Form 8-A filed 10-23-98.

4.2 The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation's 2004 Annual Report to shareholders. At December 31, 2004, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.3 Three principal agreements related to a note program for First Tennessee Bank National Association (the "Bank"): (i) form of Distribution Agreement dated February 18, 2005 among the registrant, the Bank, and the agents therein named; (ii) form of Fiscal and Paying Agency Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association; and (iii) form of Interest Calculation Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association. All such agreements are incorporated herein by reference to Exhibit 4(c) to the Corporation's Current Report on Form 8-K filed February 25, 2005.

         *Deferral Plans and Related Exhibits

*10.1(a) Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation's 1996 Annual report on Form 10-K.

*10.1(b) Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation's 1995 Annual Report on Form 10-K.

*10.1(c) First Tennessee National Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(a) to the Corporation's 2003 Annual Report on Form 10-K.

*10.1(d) Non-Employee Directors' Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation's 1997 Annual Report on Form 10-K.

*10.1(e) 2000 Non-Employee Directors' Deferred Compensation Stock Option Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(n) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(f) [1991] Bank Advisory Director Deferral Plan, incorporated herein by reference to Exhibit 10(u) to the Corporation's 2002 Annual Report on Form 10-K.

*10.1(g) [1997] Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(t) to the Corporation's 2002 Annual Report on Form 10-K.

*10.1(h) 2002 Bank Director and Advisory Board Member Deferral Plan, as amended and restated 4-20-04, incorporated herein by reference to
            Exhibit 10(s) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(i) First Horizon Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-8 (No. 333-106015), filed June 11, 2003.

*10.1(j) FTN Financial Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form S-8 (No. 333-110845), filed December 1, 2003.

*10.1(k) Form of Deferred Compensation Agreement used under the registrant's 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option ("DSO") Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to the Corporation's Current Report on Form 8-K dated January 3, 2005.

         *Stock-Based Incentive Plans

*10.2(a) 1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97, and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation's 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*10.2(b) 1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(c) 1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(l) to the Corporation's 2000 Annual Report on Form 10-K.

*10.2(d) 1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e) 2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(b) to the Corporation's 2000 Annual Report on Form 10-K.

*10.2(f) 2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation's Proxy Statement furnished to shareholders in connection with the annual meeting held on April 20, 2004, filed March 10, 2004.

         *TARSAP/PARSAP Restricted Stock Agreements and Related Documents

*10.3(a)+   Form of accelerated (performance based) Restricted Stock
            Agreement under the 1992 Restricted Stock Incentive Plan

*10.3(b)+   Form of accelerated (performance based) Restricted Stock
            Agreement under the 2003 Equity Compensation Plan

*10.3(c)+   Description of performance criteria related to TARSAP/PARSAP awards granted prior to 2005

         *LTIP Documents

*10.4(a)+   Form of Notice of 2003 LTIP award under the 2003 Equity Compensation
            Plan, with form of related Restricted Stock Agreement. Messrs.
            Burkett, Hughes, and Baker are the executive officers whose bonuses are based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice and in Exhibit A to the Restricted Stock Agreement; however, Messrs. Hughes and Baker received no Restricted Stock Agreement in connection with their 2003
            LTIP awards.

*10.4(b)+   Form of Notice of 2004 LTIP award under the 2003 Equity Compensation
            Plan. Messrs. Burkett, Hughes, and Baker are the executive officers whose bonuses are based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice.

*10.4(c)+   Form of Notice of 2005 LTIP award under the 2003 Equity Compensation
            Plan. Messrs. Burkett, Hughes, Baker, and Martin are the executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

         *Other Stock-Based Incentive Plan Agreements and Related Documents

*10.5(a) Form of Restricted Stock Agreement for Non-Employee Director used under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation's Current Report on Form 8-K dated January 18, 2005.

*10.5(b)+   April 2003 Restricted Stock Agreement under the 2003 Equity
            Compensation Plan with J. Kenneth Glass.

*10.5(c)+   Form of Agreement To Defer Receipt Of Shares Following Option
            Exercise.

*10.5(d)+   Form of Agreement to Exchange Shares for RSUs and Defer Receipt of
            Shares [relating to Restricted Stock]

*10.5(e)+   Form of Stock Option Grant Notice

*10.5(f)+   Form of Stock Option Reload Grant Notification

         *Management Cash Incentive Plan Documents

*10.6(a)    2002 Management Incentive Plan, incorporated herein by reference to
            Exhibit 10(q) to the Corporation's 2001 Annual Report on Form 10-K.

*10.6(b) Description of target payouts and performance criteria approved for 2005 annual cash bonuses to executive officers under the 2002 Management Incentive Plan, incorporated herein by reference to the third paragraph under the caption "Salary and Annual Bonus Action" reported under Item 1.01 of the Corporation's Current Report on Form 8-K filed February 28, 2005.

         Other Material Contract Exhibits

*10.7 Form of Severance Agreements dated 1-28-97, incorporated herein by reference to Exhibit 10(k) to the Corporation's 1996 Annual Report on Form 10-K.

*10.8 Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 9-30-03.

*10.9       Non-employee Director Benefits, incorporated herein by reference to
            Exhibit 10(p) to the Corporation's 2003 Annual Report on Form 10-K. The benefit described in this exhibit relating to the possible repurchase of shares of the Corporation's common stock is available to the Corporation's executive officers as well as to its directors.

*10.10      Long-Term Disability Program, incorporated herein by reference to
            Exhibit 10(v) to the Corporation's 2003 Annual Report on Form 10-K.

*10.11 Amended and Restated Pension Restoration Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.12 Jim L. Hughes employment agreement, incorporated herein by reference to Exhibit 10(w) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.13+ Form of Indemnity Agreement between the Corporation and its directors and executive officers.

*10.14 Description of salaries approved for executive officers for 2005, incorporated herein by reference to the first paragraph under the caption "Salary and Annual Bonus Action" reported under Item 1.01 of the Corporation's Current Report on Form 8-K filed February 28, 2005.

13+ Pages 2 through 114 of the First Horizon National Corporation 2004 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be "filed" with the Commission.

14 Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation's 2003 Annual Report on Form 10-K

21+         Subsidiaries of the Corporation.

23+         Accountant's Consents.

24+         Powers of Attorney.

31(a)+ Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+ Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+ 18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+ 18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)



                       STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as.......................>=