Form 10-Q
period 2005-03-31
FIRST HORIZON NATIONAL CORP
filed 2005-05-10
CIK 36966

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

      (Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

  (  )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

Commission file number  001-15185

CIK number 0000036966

    FIRST HORIZON NATIONAL CORPORATION

    (Exact name of registrant as specified in its charter)

Tennessee	62-0803242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
165 Madison Avenue, Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)

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

Yes  x    No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	124,131,336
Class	Outstanding on March 31, 2005

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands)(Unaudited)	2005	2004	2004
Assets:
Cash and due from banks	$ 773,415	$ 859,091	$ 638,189
Federal funds sold and securities
purchased under agreements to resell	1,598,995	564,118	682,310
Total cash and cash equivalents	2,372,410	1,423,209	1,320,499
Investment in bank time deposits	10,731	267	5,329
Trading securities	1,826,595	804,010	988,015
Loans held for sale	5,277,158	4,323,269	5,167,981
Securities available for sale	2,899,474	2,484,663	2,680,556
Securities held to maturity (market value of $454 on March 31, 2005; $957 on March 31, 2004; and $457 on December 31, 2004)	442	929	441
Loans, net of unearned income	17,183,822	14,212,120	16,427,673
Less: Allowance for loan losses	164,195	160,685	158,159
Total net loans	17,019,627	14,051,435	16,269,514
Premises and equipment, net	384,505	355,624	379,359
Real estate acquired by foreclosure	25,695	29,877	27,777
Mortgage servicing rights, net	1,135,645	708,890	1,036,458
Goodwill	287,866	175,777	187,200
Other intangible assets, net	89,568	37,358	34,769
Capital markets receivables and other assets	3,827,707	2,688,860	1,673,785
Total assets	$ 35,157,423	$ 27,084,168	$ 29,771,683

Liabilities and shareholders' equity:
Deposits:
Interest-bearing	$ 17,563,806	$ 12,841,211	$ 14,787,645
Noninterest-bearing	5,508,634	5,302,468	4,994,522
Total deposits	23,072,440	18,143,679	19,782,167
Federal funds purchased and securities
sold under agreements to repurchase	2,788,158	2,028,188	3,247,048
Commercial paper and other short-term borrowings	1,891,728	408,082	566,119
Capital markets payables and other liabilities	2,425,171	2,239,466	1,518,540
Term borrowings	2,591,354	2,345,409	2,616,368
Total liabilities	32,768,851	25,164,824	27,730,242
Preferred stock of subsidiary	295,858	448	458
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 124,131,336 on March 31, 2005; 123,980,548 on March 31, 2004; and 123,531,904 on December 31, 2004)	77,582	77,488	77,207
Capital surplus	196,527	156,197	173,872
Undivided profits	1,851,746	1,662,677	1,795,853
Accumulated other comprehensive (loss)/income, net	(36,179)	17,808	(9,928)
Deferred compensation on restricted stock incentive plans	(9,076)	(8,032)	(8,181)
Deferred compensation obligation	12,114	12,758	12,160
Total shareholders' equity	2,092,714	1,918,896	2,040,983
Total liabilities and shareholders' equity	$ 35,157,423	$ 27,084,168	$ 29,771,683
See accompanying notes to consolidated condensed financial statements. Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars in thousands except per share data)(Unaudited)	2005	2004
Interest income:
Interest and fees on loans	$ 231,558	$ 172,362
Interest on investment securities	29,703	26,776
Interest on loans held for sale	79,085	42,598
Interest on trading securities	33,649	11,046
Interest on other earning assets	10,881	1,233
Total interest income	384,876	254,015
Interest expense:
Interest on deposits:
Savings	77	105
Checking interest and money market account	11,206	5,106
Certificates of deposit under $100,000 and other time	17,172	13,341
Certificates of deposit $100,000 and more	64,782	17,567
Interest on short-term borrowings	43,407	12,432
Interest on term borrowings	20,785	9,455
Total interest expense	157,429	58,006
Net interest income	227,447	196,009
Provision for loan losses	13,109	14,229
Net interest income after provision for loan losses	214,338	181,780
Noninterest income:
Mortgage banking	118,408	126,566
Capital markets	95,162	117,928
Deposit transactions and cash management	33,255	33,961
Merchant processing	20,460	16,743
Insurance commissions	14,749	16,394
Trust services and investment management	11,164	11,804
Gains on divestitures	-	2,000
Equity securities losses, net	(66)	(509)
Debt securities gains, net	-	1,394
All other income and commissions	50,266	43,844
Total noninterest income	343,398	370,125
Adjusted gross income after provision for loan losses	557,736	551,905
Noninterest expense:
Employee compensation, incentives and benefits	242,986	238,250
Occupancy	24,516	20,963
Equipment rentals, depreciation and maintenance	18,085	17,776
Operations services	18,477	15,399
Communications and courier	12,893	11,803
Amortization of intangible assets	3,362	2,171
All other expense	74,536	65,614
Total noninterest expense	394,855	371,976
Pretax income	162,881	179,929
Provision for income taxes	53,672	60,658
Net income	$ 109,209	$ 119,271
Earnings per common share (Note 7)	$ .88	$ .95
Diluted earnings per common share (Note 7)	$ .85	$ .92
Weighted average shares outstanding (Note 7)	124,716,614	125,535,314
Diluted weighted average shares (Note 7)	128,032,348	129,698,461
See accompanying notes to consolidated condensed financial statements. Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2005	2004
Balance, January 1	$ 2,040,983	$ 1,890,318
Net income	109,209	119,271
Other comprehensive income:
Unrealized market adjustments, net of tax	(26,251)	17,126
Comprehensive income	82,958	136,397
Cash dividends declared	(53,315)	(49,728)
Common stock issued for exercise of stock options	13,061	35,280
Tax benefit from non-qualified stock options	3,056	10,380
Common stock repurchased	(488)	(107,275)
Common stock issued for acquisition of Greenwich Home Mortgage Corp.	3,895	-
Amortization on restricted stock incentive plans	968	1,012
Other	1,596	2,512
Balance, March 31	$ 2,092,714	$ 1,918,896
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Three Months Ended March 31
(Dollars in thousands)(Unaudited)		2005	2004
Operating	Net income	$ 109,209	$ 119,271
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	13,109	14,229
	Provision for deferred income tax	(322)	38,361
	Depreciation and amortization of premises and equipment	12,261	11,874
	Amortization and impairment of mortgage servicing rights	58,713	48,597
	Amortization of intangible assets	3,362	2,171
	Net other amortization and accretion	21,643	18,092
	Decrease/(increase) in derivatives, net	114,235	(121,339)
	Market value adjustment on foreclosed property	2,588	(1,027)
	Equity securities losses, net	66	509
	Debt securities gains, net	-	(1,394)
	Net losses on disposal of fixed assets	168	246
	Net (increase)/decrease in:
	Trading securities	(149,404)	(3,520)
	Loans held for sale	(86,305)	(857,797)
	Capital markets receivables	(2,159,208)	(621,841)
	Interest receivable	(27,123)	(6,313)
	Other assets	(224,266)	6,000
	Net increase/(decrease) in:
	Capital markets payables	893,443	531,679
	Interest payable	35,369	3,215
	Other liabilities	(51,530)	(23,469)
	Total adjustments	(1,543,201)	(961,727)
	Net cash used by operating activities	(1,433,992)	(842,456)
Investing	Maturities of held to maturity securities	-	100
Activities	Available for sale securities:
	Sales	21,630	142,757
	Maturities	98,023	105,171
	Purchases	(382,915)	(234,719)
	Premises and equipment:
	Sales	-	26
	Purchases	(17,691)	(17,785)
	Net increase in loans	(772,693)	(737,905)
	Net (increase)/decrease in investment in bank time deposits	(5,402)	231
	Acquisitions, net of cash and cash equivalents acquired	(843,543)	-
	Net cash used by investing activities	(1,902,591)	(742,124)
Financing	Common stock:
Activities	Exercise of stock options	13,043	35,460
	Cash dividends paid	(53,020)	(50,194)
	Repurchase of shares	(488)	(105,729)
	Term borrowings:
	Issuance	-	706,111
	Payments	(69)	(100,071)
	Issuance of preferred stock of subsidiary	295,400	-
	Net increase/(decrease) in:
	Deposits	3,290,286	2,272,324
	Short-term borrowings	843,342	(904,906)
	Net cash provided by financing activities	4,388,494	1,852,995
	Net increase in cash and cash equivalents	1,051,911	268,415
	Cash and cash equivalents at beginning of period	1,320,499	1,154,794
	Cash and cash equivalents at end of period	$ 2,372,410	$ 1,423,209
	Total interest paid	$ 121,896	$ 54,575
	Total income taxes paid	3,290	3,824
See accompanying notes to consolidated condensed financial statements. Certain previously reported amounts have been reclassified to agree with current presentation.

Note 1 - Financial Information

The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (FHN), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the interim 2005 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2004 Annual Report to shareholders.

Stock options. FHN accounts for its employee stock-based compensation plans under the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The following pro forma presentation of net income and earnings per share is determined utilizing various assumptions and estimates and is based on stock option plan provisions in effect during the reportable period and may not reflect the actual impact of adopting a fair value based method of accounting for stock options. Had compensation cost for these plans been determined consistent with SFAS No. 123, FHN's net income and earnings per share would have been reduced to the pro forma amounts provided in the table below.

	Three Months Ended
	March 31
(Dollars in thousands except per share data)	2005	2004

Net income, as reported	$ 109,209	$ 119,271
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	246	1,836
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	3,625	4,054
Pro forma net income	$ 105,830	$ 117,053

Earnings per share, as reported	$ .88	$ .95
Pro forma earnings per share	.85	.93
Diluted earnings per share, as reported	.85	.92
Pro forma diluted earnings per share	.83	.90

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

First Horizon Home Loan Corporation (First Horizon Home Loans) services a mortgage loan portfolio of $88.0 billion as of March 31, 2005, a significant portion of which is held by Government Sponsored Enterprises (GSE) or private security holders. In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder. Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSE at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne

Note 1 - Financial Information (continued)

by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default. As of March 31, 2005 and 2004, First Horizon Home Loans had single-family residential loans with outstanding balances of $190.5 million and $255.2 million, respectively, which were sold on a recourse basis. For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. On March 31, 2005 and 2004, $3.4 billion and $3.7 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, First Horizon Home Loans had a foreclosure reserve on the mortgage-servicing portfolio of approximately $16.5 million and $20.2 million as of March 31, 2005 and 2004, respectively. While the servicing portfolio has grown from $70.3 billion on March 31, 2004 to $88.0 billion on March 31, 2005, the foreclosure reserve has decreased primarily due to a reduction in the recourse portfolio.

Standby letters of credit are conditional commitments issued by FHN to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions. The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer. Standby letters of credit outstanding as of March 31, 2005 and 2004, were $584.4 million and $509.4 million, respectively.

Accounting changes. Effective January 1, 2005, FHN adopted SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer", which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not apply to loans recorded at fair value or to mortgage loans classified as held for sale. SOP 03-3 limits the yield that may be accreted on applicable loans to the excess of the cash flows expected, at acquisition, to be collected over the investor's initial investment in the loan. SOP 03-3 also prohibits the "carrying over" of valuation allowances on applicable loans. SOP 03-3 is effective for fiscal years beginning after December 15, 2004. The ongoing impact of adopting SOP 03-3 is expected to be immaterial to the results of operations.

In September 2004, the FASB approved issuance of Staff Position ("FSP") EITF 03-1-1, "Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until a Staff Position is issued to provide clarification of the guidance presented in paragraphs 10 through 20. Effective July 1, 2004, FHN adopted all other provisions of EITF 03-1, including measurement guidance for evaluating whether an impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the results of operations. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues.

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

Note 1 - Financial Information (continued)

On March 31, 2004, FHN adopted FASB Interpretation No. 46 (FIN 46-R), "Consolidation of Variable Interest Entities (revised December 2003)". FIN 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. Additionally, FIN 46-R incorporates the guidance found in eight final FASB Staff Positions (FSP) that had been issued prior to its release. FIN 46-R requires the consolidation by a business enterprise of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46-R also required the adoption of FIN 46, as of December 31, 2003, for all entities previously considered as special purpose entities and for all VIE created after January 31, 2003. Upon adoption of FIN 46-R, FHN reassessed certain of its nonconsolidated interests as VIE but did not meet the criteria of primary beneficiary and, therefore, has not consolidated any of its VIE, including First Tennessee Capital I (Capital I) and First Tennessee Capital II (Capital II).

Accounting changes issued but not currently effective. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123-R), which requires recognition of expense over the requisite service period for awards of share-based compensation to employees. Due to SEC action in April 2005, the mandatory adoption date for SFAS No. 123-R was moved to January 1, 2006 with earlier adoption permitted. As permitted by the original SFAS No. 123, FHN has accounted for its equity awards under the provisions of APB No. 25. Upon adoption of SFAS No. 123-R, the grant date fair value of an award will be used to measure the compensation expense recognized for the award. For unvested awards granted prior to the adoption of SFAS 123-R, the fair values utilized will equal the values used in preparation of the disclosures required under the original SFAS 123. Compensation expense recognized after adoption of SFAS 123-R will incorporate an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. Upon initial adoption of SFAS 123-R, FHN is required to reclassify deferred compensation debit balances to capital surplus and to make a cumulative effect entry for outstanding unvested awards that are not expected to vest due to anticipated forfeiture. As permitted by SFAS 123-R , FHN intends to restate its prior period financial statements.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47) was issued in March 2005. FIN 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service. FIN 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. FHN currently owns certain buildings that contain asbestos. As a result of adopting FIN 47, FHN will increase the value of its recorded tangible assets at the time it recognizes the associated conditional retirement obligation. The retirement liability is accreted through interest expense to the estimated payouts that would be made in the future if settlement of the liability were to occur. Previously, FHN did not accrue any retirement liability for the expected retirement costs on these buildings due to the uncertainty associated with the timing and amount of payment. FIN 47 is effective no later than the end of fiscal 2005. FHN is currently assessing the financial impact of adopting FIN 47.

Note 2 - Acquisitions/Divestitures

On March 1, 2005, First Horizon Home Loan Corporation, a subsidiary of First Tennessee Bank National Association (FTBNA), acquired Greenwich Home Mortgage Corporation of Cedar Knolls, New Jersey for an initial payment of approximately $7.8 million in cash and FHN common stock. Net assets purchased, combined with the operating performance of the acquired business, will impact future payments owed to the sellers. The acquisition was immaterial to FHN.

On January 7, 2005, FHN's capital markets division, FTN Financial, completed the acquisition of the assets and operations of the fixed income business of Spear, Leeds & Kellogg (SLK), a division of Goldman Sachs & Co. for approximately $150.0 million in cash. The acquisition is expected to be accretive to FHN's earnings per share during 2005.

On December 31, 2004, Synaxis Group, Inc., a subsidiary of FTBNA, completed the sale of substantially all the assets of Mann, Smith & Cummings, Inc. of Clarksville, TN. This transaction resulted in a divestiture gain of $1.2 million.

On September 23, 2004, FTN Midwest Securities Corp., a wholly-owned subsidiary of FTBNA, acquired certain assets and assumed certain liabilities of Alterity Partners, LLC, a mergers and acquisitions advisory services company based in New York, New York, for approximately $8.0 million in cash. The acquisition was immaterial to FHN.

On June 29, 2004, First Horizon Merchant Services, Inc., a wholly owned subsidiary of FTBNA, recognized a divestiture gain of $1.8 million resulting from the sale of certain merchant relationships to Humboldt Merchant Services, LP, of Eureka, California (an affiliate of First National Bank of Nevada, Reno, Nevada).

Note 3 - Loans

The composition of the loan portfolio is detailed below:
		March 31	December 31
(Dollars in thousands)	2005	2004	2004
Commercial:
Commercial, financial and industrial	$ 5,781,348	$ 4,638,980	$ 5,560,736
Real estate commercial	1,030,052	999,831	960,178
Real estate construction	1,427,955	701,574	1,208,703
Retail:
Real estate residential	7,358,940	6,832,121	7,244,716
Real estate construction	1,190,155	591,941	1,035,562
Other retail	160,457	195,478	168,806
Credit card receivables	234,915	252,195	248,972
Loans, net of unearned income	17,183,822	14,212,120	16,427,673
Allowance for loan losses	164,195	160,685	158,159
Total net loans	$ 17,019,627	$ 14,051,435	$ 16,269,514

The following table presents information concerning nonperforming loans:
		March 31	December 31
(Dollars in thousands)	2005	2004	2004
Impaired loans	$ 34,701	$ 31,232	$ 34,831
Other nonaccrual loans*	14,723	16,015	14,729
Total nonperforming loans	$ 49,424	$ 47,247	$ 49,560
* On March 31, 2005 and 2004, and on December 31, 2004, other nonaccrual loans included $9.3 million, $9.0 million, and $8.5 million, respectively, of loans held for sale.

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

		Three Months Ended March 31
(Dollars in thousands)		2005	2004
Total interest on impaired loans		$ 284	$ 93
Average balance of impaired loans		36,072	31,829

An allowance for loan losses is maintained for all impaired loans.  Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2005 and 2004, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total
Balance on December 31, 2003	$ 149,153	$ 11,180	$ 160,333
Transfers to held for sale	(2,087)	-	(2,087)
Provision for loan losses	13,344	885	14,229
Charge-offs	(13,240)	(2,845)	(16,085)
Recoveries	3,477	818	4,295
Net charge-offs	(9,763)	(2,027)	(11,790)
Balance on March 31, 2004	$ 150,647	$ 10,038	$ 160,685

Balance on December 31, 2004	$ 147,672	$ 10,487	$ 158,159
Provision for loan losses	12,951	158	13,109
Charge-offs	(9,189)	(1,833)	(11,022)
Recoveries	2,572	1,377	3,949
Net charge-offs	(6,617)	(456)	(7,073)
Balance on March 31, 2005	$ 154,006	$ 10,189	$ 164,195

Note 4 - Mortgage Servicing Rights

Following is a summary of changes in capitalized mortgage servicing rights (MSR), net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)
Balance on December 31, 2003	$ 795,938
Addition of mortgage servicing rights	59,393
Amortization	(34,001)
Market value adjustments	(97,844)
Permanent impairment	(18,783)
Change in valuation allowance	4,187
Balance on March 31, 2004	$ 708,890
Balance on December 31, 2004	$ 1,036,458
Addition of mortgage servicing rights	85,339
Amortization	(48,338)
Market value adjustments	72,561
Permanent impairment	(11,632)
Change in valuation allowance	1,257
Balance on March 31, 2005	$ 1,135,645

The MSR on March 31, 2005 and 2004, had estimated market values of approximately $1,149.3 million and $738.2 million, respectively. These balances represent the rights to service approximately $85.1 billion and $66.0 billion of mortgage loans on March 31, 2005 and 2004, respectively, for which a servicing right has been capitalized. On March 31, 2005 and 2004, valuation allowances due to temporary impairment of $3.0 million and $32.3 million were required, respectively. Following is a rollforward of the valuation allowance as of March 31, 2005 and 2004:

Balance on December 31, 2003	$ 36,468
Permanent impairment	(18,783)
Servicing valuation provision	14,596
Balance on March 31, 2004	$ 32,281
Balance on December 31, 2004	$ 4,231
Permanent impairment	(11,632)
Servicing valuation provision	10,375
Balance on March 31, 2005	$ 2,974

Estimated MSR amortization expense for the twelve-month periods ending March 31, 2006, 2007, 2008, 2009 and 2010 is $168.1 million, $146.6 million, $125.9 million, $107.2 million and $89.8 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

For purposes of impairment evaluation and measurement, the MSR are stratified based on the predominant risk characteristics of the underlying loans. These strata currently include adjustable and fixed rate loans. The MSR are amortized over the period of and in proportion to the estimated net servicing revenues. A quarterly impairment analysis is performed using a discounted cash flow methodology that is disaggregated by predominant risk characteristics. Impairment, if any, is recognized through a valuation allowance for individual strata. However, if the impairment is determined to be other-than-temporary, a direct write-off of the asset is made.

Note 5 - Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

				Other
				Intangible
(Dollars in thousands)			Goodwill	Assets*
December 31, 2003			$ 174,807	$ 38,742
Amortization expense			-	(2,171)
Acquisitions**			970	787
March 31, 2004			$ 175,777	$ 37,358
December 31, 2004			$ 187,200	$ 34,769
Amortization expense			-	(3,362)
Acquisitions**			100,666	58,161
March 31, 2005			$ 287,866	$ 89,568
* Represents customer lists, premium on purchased deposits, covenants not to compete, and assets related to the minimum pension liability.
** Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $162.1 million on March 31, 2005, net of $72.5 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2005 is expected to be $10.3 million and is expected to be $11.5 million, $11.1 million, $9.2 million and $7.7 million for the twelve-month periods of 2006, 2007, 2008 and 2009, respectively.

The following is a summary of goodwill detailed by reportable segments for the three months ended March 31:

	Retail/
	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2003	$ 109,525	$ 51,988	$ 13,294	$ 174,807
Acquisitions*	309	661	-	970
March 31, 2004	$ 109,834	$ 52,649	$ 13,294	$ 175,777
December 31, 2004	$ 114,341	$ 55,214	$ 17,645	$ 187,200
Acquisitions*	216	3,936	96,514	100,666
March 31, 2005	$ 114,557	$ 59,150	$ 114,159	$ 287,866
* Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 6 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of March 31, 2005, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA's Total Capital, Tier 1 Capital and Leverage ratios were 12.24 percent, 8.62 percent and 6.86 percent, respectively, on March 31, 2005, and were 11.65 percent, 8.69 percent and 7.24 percent, respectively, on March 31, 2004.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On March 31, 2005:
Actual:
Total Capital	$ 3,401,100		13.22%	$ 3,280,007		12.51%
Tier 1 Capital	2,292,260		8.91	2,271,168		8.66
Leverage	2,292,260		6.81	2,271,168		6.79

For Capital Adequacy Purposes:
Total Capital	2,058,937	>	8.00	2,097,716	>	8.00
Tier 1 Capital	1,029,468	>	4.00	1,048,858	>	4.00
Leverage	1,347,401	>	4.00	1,337,566	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,622,145	>	10.00
Tier 1 Capital				1,573,287	>	6.00
Leverage				1,671,958	>	5.00
On March 31, 2004:
Actual:
Total Capital	$ 2,718,317		13.32%	$ 2,456,368		12.12%
Tier 1 Capital	1,963,304		9.62	1,805,933		8.91
Leverage	1,963,304		7.97	1,805,933		7.39

For Capital Adequacy Purposes:
Total Capital	1,632,649	>	8.00	1,620,939	>	8.00
Tier 1 Capital	816,324	>	4.00	810,469	>	4.00
Leverage	985,647	>	4.00	978,068	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,026,173	>	10.00
Tier 1 Capital				1,215,704	>	6.00
Leverage				1,222,585	>	5.00

Note 7 - Earnings Per Share

The following table shows a reconciliation of earnings per share to diluted earnings per share:

	Three Months Ended
	March 31
(Dollars in thousands, except per share data)	2005	2004
Net income	$ 109,209	$ 119,271

Earnings per common share:
Weighted average common shares outstanding	123,744,715	124,466,200
Shares attributable to deferred compensation	971,899	1,069,114
Total weighted average shares	124,716,614	125,535,314

Earnings per common share	$ .88	$ .95

Diluted earnings per common share:
Weighted average shares outstanding	124,716,614	125,535,314
Dilutive effect due to stock options	3,315,734	4,163,147
Total weighted average shares, as adjusted	128,032,348	129,698,461

Diluted earnings per common share	$ .85	$ .92

Outstanding stock options of 3,013,802 and 2,713,494 with weighted average exercise prices of $45.46 and $45.80 per share as of March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because such shares would have had an antidilutive effect on earnings per share.

Note 8 – Pension and Other Employee Benefits

Pension plan. FHN provides pension benefits to employees retiring under the provisions of a noncontributory, defined benefit pension plan. Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65. The annual funding is based on an actuarially determined amount using the entry age cost method. FHN also maintains a nonqualified supplemental executive retirement plan. All benefits provided under this plan are unfunded and payments to plan participants are made by FHN.

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

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$ 3,945	$ 3,449	$ 199	$ 181
Interest cost	5,318	4,814	438	483
Expected return on plan assets	(8,123)	(7,867)	(417)	(406)
Amortization of prior service cost	207	171	(44)	(44)
Recognized losses	1,014	897	-	-
Amortization of transition obligation	-	-	247	247
Net periodic cost	$ 2,361	$ 1,464	$ 423	$ 461

FHN plans to contribute approximately $37 million to the pension plan in second quarter 2005, and does not anticipate making any further contributions to this plan during the remainder of 2005. FHN does not anticipate making a contribution to the other employee benefit plan in 2005.

Note 9 - Business Segment Information

Effective second quarter 2004, FHN adapted its segments to reflect the common activities and operations of aggregated business segments across the various delivery channels. Prior periods have been restated for comparability. The new segments are Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, Retail/Commercial Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, merchant services, check clearing, and correspondent services. Retail/Commercial Banking now includes Equity Lending and second-lien mortgage and construction loans originated by First Horizon Home Loans which were previously in the mortgage segment and correspondent banking which was previously in Capital Markets. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets trading activities, equity research and investment banking. The Corporate segment consists of unallocated corporate expenses, expense on certain subordinated debt issuances and certain preferred stock, bank-owned life insurance, unallocated interest income associated with excess capital, funds management and venture capital.

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

	Three Months Ended
	March 31
(Dollars in thousands)	2005	2004
Total Consolidated
Net interest income	$ 227,447	$ 196,009
Provision for loan losses	13,109	14,229
Noninterest income	343,398	370,125
Noninterest expense	394,855	371,976
Pre-tax income	162,881	179,929
Provision for income taxes	53,672	60,658
Net income	$ 109,209	$ 119,271
Average assets	$ 34,091,441	$ 24,894,010

Retail/Commercial Banking
Net interest income	$ 197,908	$ 158,102
Provision for loan losses	13,069	14,249
Noninterest income	121,386	115,982
Noninterest expense	187,505	172,224
Pre-tax income	118,720	87,611
Provision for income taxes	38,293	27,219
Net income	$ 80,427	$ 60,392
Average assets	$ 19,906,617	$ 15,778,571

Note 9 - Business Segment Information (continued)
	Three Months Ended
	March 31
(Dollars in thousands)	2005	2004
Mortgage Banking
Net interest income	$ 32,957	$ 32,400
Provision for loan losses	40	(20)
Noninterest income	122,568	130,842
Noninterest expense	114,305	99,664
Pre-tax income	41,180	63,598
Provision for income taxes	14,735	23,368
Net income	$ 26,445	$ 40,230
Average assets	$ 5,662,857	$ 4,619,952

Capital Markets
Net interest (expense) / income	$ (5,820)	$ 291
Noninterest income	96,427	119,273
Noninterest expense	81,307	88,806
Pre-tax income	9,300	30,758
Provision for income taxes	4,016	11,776
Net income	$ 5,284	$ 18,982
Average assets	$ 5,282,436	$ 1,597,700

Corporate
Net interest income	$ 2,402	$ 5,216
Noninterest income	3,017	4,028
Noninterest expense	11,738	11,282
Pre-tax loss	(6,319)	(2,038)
Income tax benefit	(3,372)	(1,705)
Net loss	$ (2,947)	$ (333)
Average assets	$ 3,239,531	$ 2,897,787
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 - Preferred Stock of Subsidiary

On September 14, 2000, FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1.0 million per share. An aggregate total of 47 Class B Preferred Shares have been sold privately to nonaffiliates. These securities qualify as Tier 2 capital and are presented in the Consolidated Condensed Statements of Condition as "Term borrowings". FTRESC is a real estate investment trust (REIT) established for the purpose of acquiring, holding and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually.

The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes. They are not subject to any sinking fund and are not convertible into any other securities of FTRESC, FHN or any of its subsidiaries. The shares are, however, automatically exchanged at the direction of the Office of the Comptroller of the Currency for preferred stock of FTBNA, having substantially the same terms as the Class B Preferred Shares in the event FTBNA becomes undercapitalized, insolvent or in danger of becoming undercapitalized.

The following indirect, wholly-owned subsidiaries of FHN have also issued preferred stock. First Horizon Mortgage Loan Corporation has issued $1.0 million of Class B Preferred Shares. Additionally, FHRIII, LLC and FHRIV, LLC have each issued $1.0 million of Class B Preferred Units. On March 31, 2005 and 2004, $.5 million and $.4 million, respectively, of Class B Preferred Shares and Units that are perpetual in nature and not subject to the provisions of SFAS No. 150 were recognized as "Preferred stock of subsidiary" on the Consolidated Condensed Statements of Condition. The remaining balance has been eliminated in consolidation.

On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On March 31, 2005, $295.4 million of Class A Preferred Stock was recognized as "Preferred stock of subsidiary" on the Consolidated Condensed Statements of Condition.

Note 11 - Contingencies

Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims and lawsuits are pending against FHN and its subsidiaries. Although FHN cannot predict the outcome of these lawsuits, after consulting with counsel, management has been able to form an opinion on the effect all of these lawsuits, except the matter mentioned in the paragraph below, will have on the consolidated financial statements. It is management's opinion that when resolved, these lawsuits will not have a material adverse effect on the consolidated financial statements of FHN.

In November 2000, a complaint was filed in Missouri state court against FHN's subsidiary, First Horizon Home Loans. The case concerns the charging of certain loan origination fees, permitted by Kansas law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans in Kansas which were secured by Missouri property. Among other relief, plaintiffs seek fees, loan interest, punitive damages, statutory penalties, and loan rescission. In response to pre-trial motions, the court has ruled that Missouri law governs the loan transactions and has certified a statewide class action; plaintiffs contend the class involves approximately 4,600 loans, but the exact size is in dispute. Discovery is ongoing and additional pre-trial motions are pending. Trial is currently scheduled for November 2005. FHN believes that it has meritorious defenses and intends to continue to protect its rights and defend this lawsuit vigorously, through trial and appeal, if necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

FHN is a national financial services institution. From a small community bank chartered in 1864, FHN has grown to be one of the top 35 largest bank holding companies in the United States in terms of asset size and market capitalization.

Approximately 12,500 employees provide a broad array of financial services to individual and business customers through hundreds of offices located in more than 40 states.

FHN companies have been recognized as some of the nation's best employers by AARP, Working Mother and Fortune magazine. FHN also was named one of the nation's 100 best corporate citizens by Business Ethics magazine.

FHN provides a broad array of financial services to its customers through three national businesses. The combined strengths of our businesses create an extensive range of financial products and services. In addition, the corporate segment provides essential support within the corporation.

Effective second quarter 2004, FHN adapted its segments to reflect the common activities and operations of aggregated business segments across the various delivery channels. Prior periods have been restated for comparability. The new segments are:

  Retail/Commercial Banking offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, the retail/commercial bank provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, merchant services, check clearing, and correspondent services. Retail/Commercial Banking now includes Equity Lending, and second-lien mortgage and construction loans originated by First Horizon Home Loans, which were previously in the mortgage segment, and correspondent services, which was previously in Capital Markets.
  Mortgage Banking helps provide home ownership through First Horizon Home Loans, which operates offices in more than 40 states and is one of the top 15 mortgage servicers and top 20 originators of mortgage loans to consumers. This segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.
  Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of capital markets securities activities, equity research and investment banking.
  Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess capital, net impact of raising incremental capital, funds management and venture capital.

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month period ended March 31, 2005, compared to the three-month period ended March 31, 2004. To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN's unaudited consolidated condensed financial statements and accompanying notes appearing in this report. Additional information including the 2004 financial statements, notes, and management's discussion and analysis is provided in the 2004 Annual Report.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis may contain forward-looking statements with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words "believe", "expect", "anticipate", "intend", "estimate", "should", "is likely", "will", "going forward", and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; effectiveness of FHN's hedging practices; technology; demand for FHN's product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

FINANCIAL SUMMARY (Comparison of First Quarter 2005 to First Quarter 2004)

FINANCIAL HIGHLIGHTS

Earnings for first quarter 2005 were $109.2 million, or $.85 diluted earnings per share compared to earnings of $119.3 million, or $.92 diluted earnings per share for first quarter 2004.

Earnings this quarter were led by the performance of Retail/Commercial Banking, as pre-tax income increased 36 percent to $118.7 million, reflecting the execution of national expansion initiatives which continue to leverage cross-sell opportunities in markets where FHN has a substantial mortgage presence and growth in the sales force. The success of these initiatives can be seen through loan growth of 19 percent and core deposit growth of 12 percent compared to first quarter 2004. In addition, gains from sales and securitizations of residential real estate loans (second-lien mortgages and home equity lines of credit) increased as FHN continued to utilize new alternative funding sources for robust loan growth. In addition, these transactions also improved FHN's capital position. Asset quality also remained positive with an 8 percent decrease in provision and a net charge off ratio of 17 basis points compared to 34 basis points last year.

Mortgage Banking experienced declines in profitability due to the challenging economic environment. The mortgage loan origination volume increase was driven by 39 percent growth in home purchase related originations primarily resulting from an expanded sales force. While margins on loans delivered into the secondary markets began to improve over fourth quarter 2004 levels, they remained depressed compared to 2004's first quarter levels. In addition, less favorable net hedge results and personnel costs associated with the expansion of the sales force exerted negative pressure on the Mortgage Banking segment's results in first quarter 2005.

Capital Markets saw increased fixed-income revenues from non-depository investors, which comprised 56 percent of total fixed income revenues, due to the acquisition of the fixed income business of Spear, Leeds and Kellogg (SLK). However, uncertainties within the investment community regarding interest rates and other economic factors continued to negatively impact total revenues. Additionally, transition costs related to the integration of SLK and an incremental capital charge associated with funding this acquisition lowered the profitability of Capital Markets in first quarter 2005.

Return on average shareholders' equity and return on average assets were 21.8 percent and 1.30 percent, respectively, for first quarter 2005 compared to 25.6 percent and 1.93 percent for first quarter 2004. Total assets were $35.2 billion and shareholders' equity was $2.1 billion on March 31, 2005, compared to $27.1 billion and $1.9 billion, respectively, on March 31, 2004. The increase in total assets was impacted by $3.7 billion growth in Capital Markets' balance sheet primarily related to the SLK acquisition.

BUSINESS LINE REVIEW

Retail/Commercial Banking
Pre-tax income for Retail/Commercial Banking increased 36 percent to $118.7 million for first quarter 2005, compared to $87.7 million for first quarter 2004. Retail/Commercial Banking contributed 73 percent of total pre-tax income in first quarter 2005 compared to 49 percent in first quarter 2004. Total revenues increased 16 percent to $319.3 million for first quarter 2005 compared to $274.1 million for first quarter 2004.

Net interest income increased 25 percent to $197.9 million in first quarter 2005 from $158.1 million in first quarter 2004. The increase in 2005's net interest income is primarily attributable to 19 percent loan growth which consisted of 26 percent or $1.6 billion growth in commercial loans and 14 percent or $1.1 billion growth in retail loans. This growth reflects FHN's national expansion strategies, which leverage cross-sell opportunities in markets where we have a substantial mortgage presence and expansion of the sales force. Loan growth was partially funded by an increase in core deposits of 11 percent. Retail/Commercial Banking's net interest margin for first quarter 2005 was stable compared to first quarter 2004, and the margin increased 5 basis points compared to fourth quarter 2004.

Noninterest income increased 5 percent in first quarter 2005 to $121.4 million compared to $116.0 million in first quarter 2004. The increase in noninterest income in first quarter 2005 included $10.4 million net gains from whole-loan sales of approximately $440 million of real estate residential loans. Included in first quarter 2004 are $5.0 million net gains from the securitization of approximately $300 million of real estate residential loans. Also impacting growth in noninterest income is a 22 percent increase in merchant processing income reflecting increased volume from existing customers as well as an expanded customer base.

The provision for loan losses decreased to $13.1 million in first quarter 2005 from $14.2 million last year primarily due to improvements in the risk profile of both the retail and commercial loan portfolios. The risk profile of the retail portfolio improved as the mix shifted to a greater concentration of high credit score products. The risk profile of the commercial loan portfolio improved as indicated by current lower levels of watch and classified loans.

Noninterest expense was $187.5 million in first quarter 2005 compared to $172.2 million last year. The growth in noninterest expense was due to higher personnel costs which were largely attributable to national expansion initiatives. As total revenue grew 16 percent and noninterest expense grew 9 percent, the efficiency ratio improved from 63 percent in first quarter 2004 to 59 percent in first quarter 2005. This improvement in the efficiency ratio was accomplished through FHN's ability to leverage current infrastructure while executing national expansion initiatives.

In the quarters ahead, Retail/Commercial Banking should produce year-over-year earnings growth through further expansion of FHN's banking franchise, disruption from bank mergers in key markets, and general economic conditions. Merchant processing fees should continue to experience strong growth due to increased volumes from existing customers as well as an expanded customer base. Gains from the securitization or sale of retail loans are expected in subsequent quarters as FHN continues to utilize these mechanisms to manage liquidity and fund new loan growth.

Mortgage Banking
Pre-tax income for Mortgage Banking decreased 35 percent to $41.2 million for first quarter 2005, compared to $63.5 million for first quarter 2004. Total revenues were $155.5 million in first quarter 2005, a decrease of 5 percent from $163.2 million in first quarter 2004.

Noninterest income decreased 6 percent to $122.6 million in first quarter 2005 compared to $130.8 million in first quarter 2004. Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and mortgage servicing rights (MSR) net hedge gains or losses. Total noninterest income is net of amortization, impairment and other expenses related to MSR and related hedges.

Mortgage loan origination volumes in first quarter 2005 were $7.6 billion compared to $6.9 billion in 2004 driven by an increase in home purchase related originations, which grew 39 percent from first quarter 2004. This increase demonstrates FHN's success in executing its strategy to grow the purchase market and was the result of an expanded sales force which increased 19 percent to almost 2,000 relationship managers. Refinance activity represented 47 percent of total originations during first quarter 2005 compared to 58 percent last year. Loans delivered into the secondary market increased 20 percent to $7.4 billion. Net revenue from originating and selling mortgage loans (generally driven by origination volumes and loans securitized and sold) increased 4 percent to $100.0 million compared to $95.8 million in first quarter 2004.

The mortgage-servicing portfolio grew 25 percent to $88.0 billion on March 31, 2005, from $70.3 billion on March 31, 2004. The portfolio on March 31, 2005, included approximately $10 billion of loans for which the servicing rights were acquired since March 31, 2004. Total fees associated with mortgage servicing increased 25 percent to $67.9 million reflecting this growth. In addition, the growth in the servicing portfolio and rising interest rates led to a 41 percent increase in capitalized mortgage servicing rights and a 38 percent, or $12.9 million, increase in amortization expense compared to first quarter 2004. In total, the $14.6 million decrease in net servicing revenues consists of these and several other factors, including a decrease of $13.8 million in MSR net hedge gains and a favorable $4.2 million impact from lower MSR impairment charges. In addition, mortgage trading securities valuations had a negative $5.6 million impact on net servicing revenue due to the flattening of the yield curve and the negative impact of decreased volatility in the derivative market.

Noninterest expense increased 15 percent in first quarter 2005 to $114.3 million compared to $99.7 million in first quarter 2004. In first quarter 2005, noninterest expense was unfavorably impacted primarily by increased personnel expense associated with growth in the sales force.

Going forward, the continued improvement in productivity and growth of the mortgage sales force should continue to positively impact mortgage origination volume. Origination profitability could be negatively impacted by competitive pricing if there were a significant reduction in market demand. In the servicing business, portfolio growth should continue to drive operating efficiencies and overall profitability. Revenue from refinance loan originations will generally depend on mortgage interest rates. Over time, an increase in rates should reduce origination fees and profit from the sale of loans, but should also reduce impairment losses, while a decrease in rates should increase this net revenue. Flat to rising interest rates typically reduce net secondary marketing trading gains, while falling rates should benefit this net revenue. The shape of the yield curve also has a significant impact on mortgage banking profitability. Further flattening of the yield curve could negatively impact the spread on the mortgage warehouse and overall net hedge costs.

Capital Markets
Pre-tax earnings declined from $30.8 million in first quarter 2004 to $9.3 million in first quarter 2005 primarily due to a reduction in fixed income securities sales, net of a related decline in commissions and incentives. Significant uncertainties within the investment community regarding interest rates and other economic factors have caused fixed income investors to delay their purchases. As a result of these impacts, revenues from fixed income sales to depository and non-depository investors fell $19.0 million. First quarter 2005 results include impacts from the acquisition of SLK which created transition costs of approximately $3 million related to the integration of SLK. Due to the SLK acquisition, non-depository revenues exceeded depository revenues and represented 36 percent of noninterest income in first quarter 2005 compared to 27 percent in first quarter 2004. Revenues from other fee sources include fee income from activities such as investment banking, equity research, portfolio advisory and the sale of various financial products. Revenue from other fee sources decreased 10 percent from $37.3 million first quarter 2004 to $33.4 million in first quarter 2005.

Net interest income decreased $6.1 million due to an incremental capital charge of $4.6 million associated with funding the SLK acquisition, as well as $3.0 million due to transition costs.

Noninterest expense decreased 8 percent or $7.5 million, primarily due to lower personnel expense, reflecting the decline in commissions and incentives. The decline in noninterest expense was partially offset by additional costs associated with increased transaction volume related to the acquisition of SLK.

Going forward, revenues from fixed income security sales may remain subdued due to investor uncertainty concerning the interest rate environment. SLK should have a positive impact on results following first quarter's transition period. Diversification strategies should continue to gain momentum, notably through revenue growth in the equity research and investment banking businesses.

Corporate
The Corporate segment's results showed a pre-tax loss of $6.3 million in first quarter 2005, compared to a pre-tax loss of $2.1 million in first quarter 2004 primarily related to a decrease in net interest income from a shift in balance sheet positioning. In March 2005, First Tennessee Bank National Association (FTBNA) issued 300,000 shares of noncumulative perpetual preferred stock which provided $295.4 million additional capital.

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) were $570.8 million, an increase of 1 percent from $566.1 million in 2004. Noninterest income provides the majority of FHN's revenue and contributed 60 percent to total revenue in first quarter 2005 compared to 65 percent in first quarter 2004. First quarter 2005 noninterest income declined 7 percent to $343.4 million from $370.1 million in 2004. A more detailed discussion of the major line items follows.

NET INTEREST INCOME

Net interest income increased 16 percent to $227.4 million from $196.0 million as earning assets grew 37 percent to $29.4 billion and interest-bearing liabilities grew 45 percent to $25.6 billion in first quarter 2005.

The activity levels and related funding for FHN's mortgage production and servicing and capital markets activities affect the net interest margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which effectively eliminates net interest income on these positions. As a result, FHN's consolidated margin cannot be readily compared to that of other bank holding companies.

The consolidated net interest margin was 3.12 percent for first quarter 2005 compared to 3.68 percent for first quarter 2004. This compression in the margin occurred as the spread decreased to 2.80 percent from 3.45 percent in 2004. The acquisition of SLK in first quarter 2005 increased the negative pressure on the corporate margin from Capital Markets' activities as this segment's balance sheet grew $3.7 billion. In addition, Mortgage Banking negatively impacted the margin this quarter as the spread on the warehouse decreased 102 basis points to 2.89 percent, and the warehouse grew 28 percent from first quarter 2004.

Table 1 - Net Interest Margin
	First Quarter
	March 31
	2005	2004
Consolidated Yields and Rates:
Investment securities	4.27%	4.23%
Loans, net of unearned	5.63	4.95
Other earning assets	5.01	4.51
Yields on earning assets	5.29	4.77
Interest-bearing core deposits	1.73	1.27
CD's over $100,000	2.59	1.21
Fed funds purchased and repos	2.24	.88
Commercial paper and other short-term borrowings	4.01	3.14
Long-term debt	3.18	2.08
Rates paid on interest-bearing liabilities	2.49	1.32
Net interest spread	2.80	3.45
Effect of interest-free sources	.32	.23
FHN - NIM	3.12%	3.68%
Certain previously reported amounts have been reclassified to agree with current presentation.

In the near-term, a modest compression of the net interest margin is expected as an increase in short-term rates will negatively impact the spread on the mortgage warehouse. Over the long-term, FHN's strategies to manage the interest rate sensitivity of the balance sheet position are designed to allow the net interest margin to improve in a higher interest rate environment.

NONINTEREST INCOME

Mortgage Banking Noninterest Income
First Horizon Home Loans, an indirect subsidiary of FHN, offers residential mortgage banking products and services to customers, which consist primarily of the origination or purchase of single-family residential mortgage loans. First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (correspondent brokers) for sale to secondary market investors and subsequently services the majority of those loans.

Origination income includes origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized net present value of MSR, and the value recognized on loans in process. Origination fees, net of costs, (including incentives and other direct costs) are deferred and included in the basis of the loans in calculating gains and losses upon sale. Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer. In second quarter 2004 FHN adopted SAB No. 105, which prohibits the inclusion of estimated servicing cash flows within the valuation of interest rate lock commitments under SFAS No. 133. FHN previously included a portion of the value of the associated servicing cash flows when recognizing loan commitments at inception and throughout its life.

Servicing income includes servicing fees, MSR net hedge gains/(losses), which reflect the effects of hedging MSR including servicing rights net value changes, amortization and impairment of MSR, and gains/(losses) related to market value adjustments on retained interests classified as mortgage trading securities, primarily interest-only strips, and associated hedges. First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies). Other income includes revenue from the GNMA repurchase program and other miscellaneous items.

Mortgage loan origination volumes in first quarter 2005 were $7.6 billion compared to $6.9 billion in 2004 driven by an increase in home purchase related originations, which grew 39 percent from first quarter 2004. This increase demonstrates FHN's success in executing its strategy to grow the purchase market and was the result of an expanded sales force which increased 19 percent to almost 2,000 relationship managers. Refinance activity represented 47 percent of total originations during first quarter 2005 compared to 58 percent last year. Loans delivered into the secondary market increased 20 percent to $7.4 billion. Net revenue from originating and selling mortgage loans (generally driven by origination volumes and loans securitized and sold) increased 4 percent to $100.0 million compared to $95.8 million in first quarter 2004.

The mortgage-servicing portfolio grew 25 percent to $88.0 billion on March 31, 2005, from $70.3 billion on March 31, 2004. Total fees associated with mortgage servicing increased 25 percent to $67.9 million reflecting this growth. In addition, the growth in the servicing portfolio and rising interest rates led to a 41 percent increase in capitalized mortgage servicing rights associated with this portfolio and a 38 percent, or $12.9 million, increase in amortization expense compared to first quarter 2004. In total, the $15.0 million decrease in net servicing revenues consists of these and several other factors, including a decrease of $13.8 million in MSR net hedge gains and a favorable $4.2 million impact from lower MSR impairment charges. In addition, mortgage trading securities valuations had a negative $6.0 million impact on net servicing revenue due to the flattening of the yield curve and the negative impact of decreased volatility in the derivative market.

Other mortgage income increased 104 percent to $4.4 million for 2005 compared to $2.2 million in 2004 primarily due to the consolidation of a subsidiary that prior to third quarter 2004 was accounted for under the equity method. This change was the result of an increase in FHN's share of the earnings of the subsidiary that demonstrated FHN's control over the subsidiary. Total revenues of the consolidated subsidiary, net of minority interest, are recognized in earnings rather than the net results of FHN's share of the earnings of the subsidiary. Accordingly, there is a corresponding increase in noninterest expense from the consolidated subsidiary, net of minority interest.

Table 2 - Mortgage Banking Noninterest Income
	Three Months Ended		Percent
	March 31		Change
(Dollars and volumes in millions)	2005	2004	(%)
Noninterest income:
Origination income - mortgage banking	$ 100.0	$ 95.8	4.3 +
Origination income - residential construction lending	.6	.1	316.0 +
Total origination income	100.6	95.9	4.8 +
Servicing income	13.4	28.4	52.8 -
Other	4.4	2.2	104.0 +
Total mortgage banking noninterest income	$ 118.4	$ 126.5	6.4 -
Refinance originations - first lien	$ 3,587.7	$ 3,974.5	9.7 -
New loan originations - first lien	4,030.6	2,894.6	39.2 +
Mortgage loan originations	$ 7,618.3	$ 6,869.1	10.9 +
Servicing portfolio	$ 88,010.1	$ 70,317.2	25.2 +
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

For first quarter 2005, capital markets noninterest income decreased 19 percent to $95.2 million from $117.9 million in 2004. Significant uncertainties within the investment community regarding interest rates and other economic factors have caused fixed income investors to delay their purchases. As a result of these impacts, revenues from fixed income sales to depository and non-depository investors fell $19.0 million. However, due to the SLK acquisition, non-depository revenues increased 7 percent and represented 37 percent of capital markets noninterest income in first quarter 2005 compared to 28 percent in first quarter 2004. This level of non-depository fees exceeded depository fees for the first time ever, reflecting the customer and product expansion achieved through the SLK acquisition. Revenues from other fee sources include fee income from activities such as investment banking, equity research, portfolio advisory, and the sale of various financial products. These revenues fell $3.7 million from last year's first quarter.

Table 3 - Capital Markets Noninterest Income
	Three Months Ended
	March 31		Growth
(Dollars in millions)	2005	2004	Rate (%)
Noninterest income:
Fixed income - depository	$ 27.8	$ 49.2	43.5 -
Fixed income - non-depository	35.2	32.8	7.3 +
Other products and services	32.2	35.9	10.3 -
Total capital markets noninterest income	$ 95.2	$ 117.9	19.3 -
Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income
All other noninterest income categories grew 3 percent, or $4.1 million. The increase in all other noninterest income in first quarter 2005 included $12.5 million net gains from whole-loan sales of approximately $440 million of real estate residential loans. Included in first quarter 2004 are $5.0 million net gains from the securitization of approximately $300 million of real estate residential loans. Also impacting growth in noninterest income is a 22 percent increase in merchant processing income reflecting increased volume from existing customers as well as an expanded customer base.

NONINTEREST EXPENSE
Total noninterest expense for first quarter 2005 increased 6 percent to $394.8 million from $372.0 million in 2004. Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 2 percent to $243.0 million from $238.2 million in 2004 primarily due to national expansion initiatives. All other noninterest expense increased 14 percent, or $18.0 million, which included growth in occupancy expense, operations services and contract employment. This increase was primarily due to activity from growth initiatives and the acquisition of SLK.

PROVISION FOR LOAN LOSSES / ASSET QUALITY
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses decreased 8 percent in 2005 to $13.1 million from $14.2 million in 2004. The reduction in first quarter 2005's provision is related to improvements in asset quality as evidenced by lower net charge-offs. Net charge-offs decreased to $7.1 million in first quarter 2005 compared to $11.8 million in first quarter 2004. Net charge-offs were impacted by improvement in both the retail and commercial loan portfolios. The risk profile of the retail portfolio improved as the mix shifted to a greater concentration of high credit score products. The risk profile of the commercial loan portfolio improved as indicated by current lower levels of watch list and classified loans.

Nonperforming loans in the loan portfolio were $40.2 million on March 31, 2005, compared to $38.2 million on March 31, 2004. The ratio of nonperforming loans in the loan portfolio to total loans was .23 percent on March 31, 2005, compared to .27 percent on March 31, 2004, reflecting the underlying stability of the loan portfolio. Nonperforming assets of $75.1 million on March 31, 2005, decreased $2.4 million compared to $77.5 million on March 31, 2004. This decrease reflects a decline in foreclosed real estate.

Table 4 - Net Charge-off Ratios *
	Three Months Ended
	March 31
	2005	2004
Commercial	.06%	.16%
Retail real estate	.16	.25
Other retail	1.06	1.22
Credit card receivables	3.64	6.19
Total net charge-offs	.17	.34

* Table 6 provides information on the relative size of each loan portfolio.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economies of the markets where FHN does business over the long-run and will experience quarterly fluctuations depending on the type and quantity of loan growth and impacts from quarterly asset quality movements. Additionally, asset quality in general should remain relatively stable based on expected economic conditions with normal quarterly fluctuations around recent levels; however, first quarter 2005 levels were relatively strong.

Table 5 - Asset Quality Information
	March 31
(Dollars in thousands)	2005	2004
Retail/Commercial Banking:
Nonperforming loans	$ 40,160	$ 38,243
Foreclosed real estate	17,958	20,508
Other assets	-	336
Total Retail/Commercial Banking	58,118	59,087
Mortgage Banking:
Nonperforming loans - held for sale	9,264	9,004
Foreclosed real estate	7,737	9,369
Total Mortgage Banking	17,001	18,373
Total nonperforming assets	$ 75,119	$ 77,460

Loans and leases 30 to 89 days past due	$ 117,075	$ 135,785
Guaranteed portion of loans 30 to 89 days past due**	46,760	65,161
Loans and leases 90 days past due	206,424	220,019
Guaranteed portion of loans 90 days past due**	181,666	194,553
Potential problem assets*	99,680	112,808
Total loans, net of unearned income	17,183,822	14,212,120
Insured loans	(801,093)	(631,823)
Loans excluding insured loans	$ 16,382,729	$ 13,580,297
Off-balance sheet commitments**	$ 6,465,179	$ 5,294,069

	First Quarter
	2005	2004
Allowance for loan losses:
Beginning balance on December 31	$ 158,159	$ 160,333
Provision for loan losses	13,109	14,229
Transfers to held for sale	-	(2,087)
Charge-offs	(11,022)	(16,085)
Recoveries	3,949	4,295
Ending balance on March 31	164,195	160,685
Reserve for off-balance sheet commitments	8,212	7,001
Total reserve for allowance for loan losses and off-balance sheet commitments	$ 172,407	$ 167,686

	March 31
	2005	2004
Allowance to total loans	.96%	1.13%
Allowance to loans excluding insured loans	1.00	1.18
Allowance to nonperforming loans in the loan portfolio	409	420
Nonperforming assets to loans, foreclosed real estate
and other assets (Retail/Commercial Banking)	.34	.42
Nonperforming assets to unpaid principal balance of
servicing portfolio (Mortgage Banking)	.01	.02
Allowance to annualized net charge-offs	5.80x	3.41x
* Includes loans and leases 90 days past due exclusive of guaranteed loans obtained through the GNMA repurchase program.
** Amount of off-balance sheet commitments for which a reserve has been provided.
Certain previously reported amounts have been reclassified to agree with current presentation.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS
During first quarter 2005, earning assets consisted of loans, loans held for sale, investment securities, trading securities and other earning assets. Earning assets grew 37 percent and averaged $29.4 billion in first quarter 2005 compared to $21.4 billion in 2004. The increase in earning assets was primarily due to loan growth of 19 percent, 62 percent growth in loans held for sale, 171 percent growth in trading securities, and 217 percent growth in other earning assets.

LOANS
Average total loans increased 19 percent for first quarter 2005 to $16.7 billion from $14.0 billion in 2004. Average loans represented 57 percent of average earning assets in first quarter 2005 and 65 percent in 2004.

Commercial, financial and industrial loans increased 22 percent, or $988.5 million, since first quarter 2004 reflecting increased demand for loans and the results of the national expansion strategy. Commercial construction loans grew 85 percent since first quarter 2004 or $600.4 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the demand for single-family housing and expansion of the sales force and geographic reach. Commercial real estate loans increased 2 percent, or $21.9 million.

Residential real estate loans grew 8 percent or $575.2 million since first quarter 2004, due to growth in HELOC. The growth in HELOC reflects progress in national expansion plans which have benefited from efforts to incorporate cross-sell initiatives into the origination process. The retail real estate construction portfolio increased 101 percent or $554.9 million since first quarter 2004. Retail real estate residential construction loans are made to individuals for the purpose of constructing a home where FHN is committed to make the permanent mortgage. The increase in these loans reflects the favorable housing environment and expansion of the sales force and geographic reach. Other retail loans decreased 21 percent or $43.3 million since first quarter 2004 largely due to a decline in automobile lending. Credit card receivables decreased 8 percent or $21.2 million, primarily due to the transfer of a portfolio of loans to available for sale. Additional loan information is provided in Table 6 – Average Loans.

FHN has a significant concentration in loans secured by real estate. In 2005 and 2004, 65 percent of total loans are secured by real estate (see Table 6). Three lending products have contributed to this increased level of real estate lending – (1) significant growth in second mortgages identified as HELOC which grew 19 percent; (2) commercial construction lending which grew 85 percent led by growth in loans to single-family builders; and (3) retail real estate construction which grew 101 percent. FHN's commercial real estate lending is well-diversified by product type and industry. On March 31, 2005, FHN did not have any concentrations of 10 percent or more of total commercial, financial and industrial loans in any single industry.

Table 6 - Average Loans

	Three Months Ended March 31
		Percent	Growth		Percent
(Dollars in millions)	2005	of Total	Rate	2004	of Total
Commercial:
Commercial, financial and industrial	$ 5,480.1	33%	22.0%	$ 4,491.6	32%
Real estate commercial	1,004.5	6	2.2	982.6	7
Real estate construction	1,306.0	8	85.1	705.6	5
Total commercial	7,790.6	47	26.1	6,179.8	44
Retail:
Real estate residential	7,385.8	44	8.4	6,810.6	49
Real estate construction	1,105.4	7	100.8	550.5	4
Other retail	160.7	1	(21.2)	204.0	1
Credit card receivables	238.1	1	(8.2)	259.3	2
Total retail	8,890.0	53	13.6	7,824.4	56
Total loans, net of unearned	$ 16,680.6	100%	19.1%	$ 14,004.2	100%

Commercial loan growth should be strong as a result of our national expansion of single-family residential construction lending and greater market demand for commercial and industrial loans. Year-over-year growth in retail loans will be primarily driven by leveraging our national sales platform.

LOANS HELD FOR SALE
Loans held for sale, consisting primarily of mortgage-related loans including first- and second-lien mortgages and HELOC, increased 62 percent to $5.3 billion in 2005 from $3.3 billion in 2004. This growth is primarily related to higher levels of HELOC held for sale and securitization as FHN continues to fund loan growth and maintain a stable liquidity position through whole-loan sales or securitizations. In addition, mortgage warehouse loans increased due to the higher level of originations in 2005.

TRADING SECURITIES / OTHER EARNING ASSETS
Trading securities increased 171 percent to $2.5 billion in 2005 from $.9 billion in 2004. Other earning assets increased 217 percent to $2.1 billion in 2005 from $.6 billion in 2004. These increases were primarily attributable to the acquisition of SLK.

DEPOSITS / OTHER SOURCES OF FUNDS
Core deposits increased 12 percent to $11.5 billion in first quarter 2005 compared to $10.2 billion in 2004, primarily due to expansion strategies which emphasize a focus on convenient hours, free checking and targeted financial center expansion. Short-term purchased funds averaged $16.3 billion for first quarter 2005, up 64 percent or $6.4 billion from first quarter 2004. In first quarter 2005, short-term purchased funds accounted for 54 percent of FHN's total funding, which is comprised of core deposits, purchased funds and term borrowings, and accounted for 45 percent of total funding in first quarter 2004. Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Term borrowings averaged $2.6 billion in first quarter 2005, an increase of 44 percent from $1.8 billion in first quarter 2004.

CAPITAL

Management's objectives are to maintain a level of capitalization that is sufficient to sustain asset growth, take advantage of profitable growth opportunities and promote depositor and investor confidence.

Shareholders' equity was $2.1 billion on March 31, 2005, up 9 percent from 2004. The increase in shareholders' equity during 2005 came from retention of net income after dividends and the effects of stock option exercises reduced by shares repurchased. The change in capital was reduced by share repurchases, primarily related to stock option exercises, which totaled $77.3 million or 1.8 million shares since March 31, 2004. Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to board authority, FHN may repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders. In order to maintain FHN's well-capitalized status while sustaining the strong balance sheet growth anticipated in the near-term, FHN has raised $295.4 million of additional capital (see Corporate segment above), and did not repurchase a significant number of shares in first quarter 2005.

Table 7 - Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number
	Total Number		Purchased as Part of	of Shares that May
	of Shares	Average Price	Publicly Announced	Yet Be Purchased Under
(Volume in thousands)	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
2005
January 1 to January 31	-	$ -	-	30,021
February 1 to February 28	-	-	-	30,021
March 1 to March 31	11	42.80	11	30,010
Total	11	$ 42.80	11
Compensation Plan Programs:
-	A consolidated compensation plan share purchase program was approved on July 20, 2004 and was announced on August 6, 2004. This plan consolidates into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program is 25.1 million shares which may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date.

Other Programs:
-	A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16, 2001, it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004. On October 19, 2004, the board of directors extended the authorization until December 31, 2007.

Average shareholders' equity increased 9 percent in first quarter 2005 to $2.0 billion from $1.9 billion, reflecting internal capital generation. The average shareholders' equity to average assets ratio was 5.97 percent for first quarter 2005 compared to 7.52 percent for first quarter 2004. The average tangible shareholders' equity to average tangible assets ratio was 4.95 percent for first quarter 2005 compared to 6.72 percent for first quarter 2004. Unrealized market valuations had no material effect on the ratios during first quarter 2005.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution's capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of March 31, 2005, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 6 - Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the CEO and other executive officers of FHN. The Executive Vice President (EVP) of Risk Management oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Senior Credit Policy Committee, Asset/Liability Committee (ALCO), Capital Management Committee and Operational Risk Committee. The EVP and Chief Credit Officer, EVP of Interest Rate Risk Management, EVP and Chief Financial Officer and EVP of Risk Management chair these committees respectively. Reports regarding Credit, Asset/Liability, Market, Capital Management and Operational Risks are provided to the Executive and Audit Committees of the Board and to the full Board.

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

INTEREST RATE RISK MANAGEMENT

The primary objective of managing interest rate risk is to minimize the volatility to earnings from changes in interest rates and preserve the value of FHN's capital. ALCO, a committee consisting of senior management that meets regularly, is responsible for coordinating the financial management of interest rate risk. Interest rate risk is managed by structuring the balance sheet to attempt to maintain the desired level of net interest income and other revenue while managing interest sensitivity risk and liquidity. Derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates. Interest rate sensitivity risk is defined as the risk that future changes in interest rates will adversely impact income.

FHN's net interest income and its financial condition are affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital. To the extent that earning assets reprice more quickly than liabilities, this position will benefit net interest income in a rising interest rate environment and will negatively impact net interest income in a declining interest rate environment. In the case of floating-rate assets and liabilities, FHN may also be exposed to basis risk, which results from changing spreads between loan and deposit rates.

LIQUIDITY MANAGEMENT

ALCO focuses on being able to fund assets with liabilities of the appropriate duration, as well as the risk of not being able to meet unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, maintaining sufficient unused borrowing capacity in the national money markets, growing core deposits, and the repayment of loans and the capability to sell or securitize loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Home Loan Bank, the Federal Reserve Board, access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, availability to the overnight and term Federal Funds markets, access to retail brokered certificates of deposit, dealer and commercial customer repurchase agreements, and through the sale or securitization of loans.

Core deposits are a significant source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the extent authorized by law. For first quarter 2005 and 2004, the average total loans, excluding loans held for sale, to core deposits ratio was 146 percent and 137 percent, respectively. As loan growth currently exceeds core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position. One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations. FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans to maturity.

FTBNA also has the ability to enhance its liquidity position by issuing preferred equity or incurring other debt. FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings, debt offerings and equity offerings in its management of liquidity. Due to considerable growth of the HELOC portfolio, whole-loan sales and securitizations of this loan type are an important funding source and should grow in significance in future periods.

Prior to February 2005, FTBNA had a bank note program under which the bank was able to borrow funds from time to time at maturities of 30 days to 30 years. This bank note program has been terminated in connection with the establishment of the new program. That termination does not affect any previously-issued notes outstanding. In February 2005, FTBNA established a new bank note program providing additional liquidity of $5.0 billion. This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes. On March 31, 2005, $5.0 billion was available under current conditions through the bank note program as a funding source.

Liquidity has also been obtained through FTBNA's issuance of 300,000 shares of noncumulative perpetual preferred stock which provided $295.4 million additional capital (see also Note 10 – Preferred Stock of Subsidiary). In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN's junior subordinated debentures through two Delaware business trusts wholly owned by FHN and through preferred stock issued by an indirect wholly owned subsidiary of FHN ($45.7 million on March 31, 2005).

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the three-month periods ending March 31, 2005 and 2004. In first quarter 2005, net cash flows from operating activities were negative primarily due to increased liquidity demands of the SLK acquisition. In 2004, net cash flows from operating activities were negative as the mortgage warehouse increased from 2003 year-end levels primarily due to a drop in mortgage interest rates during first quarter 2004. Since mortgage warehouse loans are generally held in inventory for a short period of time, there may be significant differences in period-end balances. Earnings represented a significant source of liquidity, consistently providing positive cash flows in both periods. Growth in deposits comprised a significant portion of FHN's positive cash flows from financing activities in both periods, and these funds were utilized to meet the liquidity needs related to the strong loan growth that is reflected in the negative cash flows from investing activities in 2005 and 2004. In addition, the issuance of preferred stock by FTBNA contributed to positive cash flows from financing activities in first quarter 2005. Negative cash flows from investing activities also resulted from a larger investment portfolio due to balance sheet repositioning. Sales and maturities of investment securities largely offset purchases in 2004.

Parent company liquidity is maintained by cash flows from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the SEC, FHN, as of March 31, 2005, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS
First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (known as correspondent brokers) for sale to secondary market investors and subsequently services the majority of those loans. Additionally, FTN Financial Capital Assets Corporation frequently purchases the same types of loans from customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through investors, including government-sponsored enterprises (GSE), such as GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. Each of the GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. Many private investors are also active in the secondary market as issuers and investors. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred loans are subsequently determined not to meet the agreed-upon qualifications or criteria, the purchaser has the right to return those loans to FHN. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies). After sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.

FHN's use of GSE as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry. During first quarter 2005, $3.9 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these GSE.

Certain of FHN's originated loans, including second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through GSE. FHN pools and securitizes these non-conforming loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for FHN and other participants in the housing industry to monetize these assets. On March 31, 2005, the outstanding principal amount of loans in these off-balance sheet business trusts was $13.0 billion. Given the significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

FHN has various other financial obligations, which may require future cash payments. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. In addition, FHN enters into commitments to extend credit to borrowers, including loan commitments, standby letters of credit, and commercial letters of credit. These commitments do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

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

FHN has processes and management committees in place that are designed to assess and monitor credit risks. Management's Asset Quality Committee has the responsibility to evaluate its assessment of current asset quality for each lending product. In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs. A primary objective of this committee is to provide information about changing trends in asset quality by region or loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses. The Senior Credit Watch Committee has primary responsibility to enforce proper loan risk grading, to identify credit problems, and to monitor actions to rehabilitate certain credits. Management also has a Senior Credit Policy Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues. The committee also recommends credit policies, which are submitted for approval to the Executive Committee of the Board, and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies. In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty. FHN's goal is to manage risk and price loan products based on risk management decisions and strategies. Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies. It is management's objective that both charge-offs and asset write-downs are recorded promptly, based on management's assessments of current collateral values and the borrower's ability to repay.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Management, measurement, and reporting of operational risk are overseen by the Operational Risk Committee, which is chaired by the EVP of Risk Management. Key representatives from the business segments, legal, shared services, risk management, and insurance are represented on the committee. Subcommittees manage and report on business continuity planning, data security, insurance, compliance, records management, product and system development and reputation risks. Summary reports of the committee's activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee. Significant emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.

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

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS
When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount is capitalized as MSR on the Consolidated Condensed Statements of Condition based on the expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan. During first quarter 2005 and 2004, First Horizon Home Loans capitalized $85.1 million and $57.2 million, respectively, of MSR in connection with sales of first-lien mortgage loans in the secondary market and acquisition of servicing rights from third parties. On March 31, 2005 and 2004, the total outstanding principal amount of First Horizon Home Loans' first-lien servicing portfolio aggregated $88.0 billion and $70.3 billion, respectively.

MSR Estimated Fair Value
The fair value of MSR typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in-part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio.

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

Cost to Service: Expected costs to service are estimated based upon the incremental costs that a market participant would use in evaluating the potential acquisition of MSR.

Float Income: Estimated float income is driven by expected float balances (principal, interest and escrow payments that are held pending remittance to the investor) and current market interest rates, including the thirty-day London Inter-Bank Offered Rate (LIBOR) and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair market value of MSR.

First Horizon Home Loans engages in a process referred to as "price discovery" on a monthly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) monthly informal valuation of the servicing portfolio by a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data available through third party participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On March 31, 2005 and 2004, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

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

MSR are included on the Consolidated Condensed Statements of Condition, net of accumulated amortization. The changes in value of MSR are included as a component of Mortgage Banking – Noninterest Income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of MSR
In order to provide protection from a decline in the fair value of MSR due to changes in the benchmark interest rate, First Horizon Home Loans employs a hedging strategy. This strategy uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR swap) in amounts that will substantially offset the change in fair value of certain MSR. On March 31, 2005 and 2004, hedged MSR approximated 98 percent and 95 percent, respectively, of the total MSR portfolio, as measured on a dollar at risk basis.

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

Certain components of the fair value of derivatives used to hedge certain MSR are excluded from the assessment of hedge effectiveness. Although those amounts are excluded from the assessment of hedge effectiveness, they are included as a component of current earnings in the Consolidated Condensed Statements of Income. The derivative financial instruments used to hedge the change in fair value of hedged MSR primarily include forward contracts, interest rate swaps and swaptions.

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates, which at the time of sale, result in the capitalization of new MSR associated with new production. This provides for a "natural hedge" in the mortgage banking business cycle. New production and origination does not prevent First Horizon Home Loans from recognizing impairment expense on existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR as a component of realized gains related to the sale of such loans in the secondary market, thus the natural hedge, which tends to offset a portion of the MSR impairment charges during a period of low interest rates. In a period of increased borrower prepayments, impairment can be significantly offset by a strong replenishment rate and strong net margins on new loan originations. To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

First Horizon Home Loans does not specifically hedge the change in fair value of MSR attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), basis risk (meaning, the risk that changes in the benchmark interest rate may not correlate to changes in the mortgage market interest rate), discount rates, cost to service and other factors. To the extent that these other factors result in changes to the fair value of MSR, First Horizon experiences volatility in current earnings due to the fact that these risks are not currently hedged.

Actual vs. Estimated MSR Critical Assumptions
As discussed above, the estimate of the cash flow components of net servicing income associated with MSR requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSR – particularly the estimate of prepayment speeds – can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings. Table 8 provides a summary of actual and estimated weighted average prepayment speeds and float income used in determining the estimated fair value of MSR for the quarters ended March 31, 2005 and 2004. Although the estimates of discount rates and cost to service assumptions used in determining the estimated fair value of MSR can vary from actual experience, such differences have not been material for the quarters ended March 31, 2005 and 2004.

For the quarters ended March 31, 2005 and 2004, the amortization rates calculated by the model were 16.2 percent and 16.4 percent, respectively, while the related actual runoff was 22.7 percent and 27.6 percent, respectively. The difference between the amortization rate calculated by the model and the actual runoff experienced was the primary reason for the impairment charges associated with MSR, during the same periods of $10.4 million and $14.6 million, respectively.

Table 8 - Mortgage Banking MSR Critical Assumptions
	Three Months Ended
	March 31
(Dollars in millions)	2005	2004
Prepayment speeds
Actual	22.7%	27.6%
Estimated*	22.5	25.7
Float income
Actual	$ 9.5	$ 6.0
Estimated	6.5	5.7
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

Hedging the Fair Value of Interest-Only Certificates
First Horizon Home Loans employs an economic hedging strategy for interest-only certificates, which uses derivative financial instruments expected to change in fair value in response to changes in a certain benchmark interest rate (specifically, the 10-year LIBOR swap) in amounts which will substantially offset the change in fair value of certain interest-only certificates. Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of interest-only securities are included in current earnings on the Consolidated Condensed Statements of Income. The extent to which the change in fair value of interest-only securities is offset by the change in fair value of the derivatives used to hedge these instruments depends primarily on the hedge coverage ratio maintained by First Horizon Home Loans. Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact First Horizon Home Loans' ability to effectively hedge certain components of the change in fair value of interest-only certificates and could result in significant earnings volatility. The derivative financial instruments used to hedge the change in fair value of hedged interest-only certificates primarily include forward contracts, interest rate swaps and swaptions.

Residual-Interest Certificates Fair Value - HELOC and Second-lien Mortgages
In certain cases, when First Horizon Equity Lending sells HELOC or second-lien mortgages in the secondary market, it retains an interest in the loans sold primarily through a residual-interest certificate. Residual-interest certificates are financial assets, which represent rights to receive earnings to the extent of excess income generated by the underlying loan collateral of certain mortgage-backed securities, which is not needed to meet contractual obligations of senior security holders. The fair value of a residual-interest certificate typically changes based on the differences between modeled prepayment speeds and credit losses and actual experience. Additionally, similar to MSR and interest-only certificates, the market for residual-interest certificates is limited, and the precise terms of transactions involving residual-interest certificates are not typically readily available. Accordingly, FHN relies primarily on a discounted cash flow model, which is prepared monthly, to estimate the fair value of its residual-interest certificates.

Estimating the cash flow components and the resultant fair value of the residual-interest certificates requires FHN to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by FHN to estimate the fair value of residual-interest securities include prepayment speeds, credit losses and discount rates, as discussed above. FHN's residual-interest certificates are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of other income on the Consolidated Condensed Statements of Income.

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

An interest rate lock commitment binds First Horizon Home Loans to lend funds to the potential borrower at the set interest rate, which expires on a fixed date regardless of whether or not interest rates change in the market. Interest rate lock commitments generally have a term of up to 60 days before the closing of the loan. The interest rate lock commitment, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, First Horizon Home Loans makes estimates of expected "fallout" (locked pipeline loans not expected to close), using models which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and, therefore, the changes in fair value of interest rate lock commitments are included in current earnings in the Consolidated Condensed Statements of Income. Third party models are used in managing interest rate risk related to price movements on loans in the pipeline and the warehouse.

For periods ended before April 1, 2004, like other participants in the mortgage banking business, First Horizon Home Loans relied primarily on an internal valuation model and one of several industry valuation techniques to estimate the fair value of interest rate lock commitments and the mortgage warehouse. This model calculated the estimated fair value using tranches of mortgage loans that are determined to share similar price behavior, which is determined by historical relationships of various product types, terms and interest rates. For purposes of determining the market values for forward commitments to sell mortgage loans in the secondary market, First Horizon Home Loans obtained market prices from independent third parties, which represent actual trade activity in the secondary market. For purposes of determining the fair value of interest rate lock commitments, management utilized the median broker price information obtained in the secondary market, resulting in an asset with an estimated fair value of $29.6 million on March 31, 2004.

For the period ended March 31, 2005, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower. Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in a liability with an estimated fair value of $5.2 million on March 31, 2005.

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

FORECLOSURE RESERVES
As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On March 31, 2005 and 2004, $3.4 billion and $3.7 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk. On March 31, 2005 and 2004, $190.5 million and $255.2 million, respectively, of mortgage loans were outstanding which were sold under full recourse arrangements.

Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (FHA) and Veterans Administration (VA). First Horizon Home Loans continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and First Horizon Home Loans may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure.

Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs, due to issues associated with underwriting activities, documentation or other concerns.

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the portfolio. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On March 31, 2005 and 2004, the foreclosure reserve was $16.5 million and $20.2 million, respectively. While the servicing portfolio has grown from $70.3 billion on March 31, 2004, to $88.0 billion on March 31, 2005, the foreclosure reserve has decreased primarily due to a reduction in the recourse portfolio.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. There have been no significant changes to the methodology for the quarters ended March 31, 2005 and 2004.

GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN's policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually. As of October 1, 2004, FHN engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its annual impairment assessment. The independent valuation utilized three separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit. The valuation as of October 1, 2004, indicated no goodwill impairment for any of the reporting units.

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

In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in their determination of fair value. This information included budgeted and forecasted earnings of FHN at the reporting unit level. Management believes that this information is a critical assumption underlying the estimate of fair value. The independent third party made other assumptions critical to the process, including discount rates, asset and liability growth rates, and other income and expense estimates, through discussions with management.

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

OTHER

ACCOUNTING CHANGES

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123-R), which requires recognition of expense over the requisite service period for awards of share-based compensation to employees. Due to SEC action in April 2005, the mandatory adoption date for SFAS No. 123-R was moved to January 1, 2006 with earlier adoption permitted. As permitted by the original SFAS No. 123, FHN has accounted for its equity awards under the provisions of APB No. 25. Upon adoption of SFAS No. 123-R, the grant date fair value of an award will be used to measure the compensation expense recognized for the award. For unvested awards granted prior to the adoption of SFAS No. 123-R, the fair values utilized will equal the values used in preparation of the disclosures required under the original SFAS No. 123. Compensation expense recognized after adoption of SFAS No. 123-R will incorporate an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. Upon initial adoption of SFAS No. 123-R, FHN is required to reclassify deferred compensation debit balances to capital surplus and to make a cumulative effect entry for outstanding unvested awards that are not expected to vest due to anticipated forfeiture. As permitted by SFAS No. 123-R, FHN intends to restate its prior period financial statements. Given the current structure of FHN's compensation program, utilization of the Black Scholes model and applying management's current interpretation, the adoption of SFAS No. 123-R is estimated to result in a reduction of 2006 pre-tax income between $16 million and $20 million, which represents $.08 to $.10 per share.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47) was issued in March 2005. FIN 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service. FIN 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. FHN currently owns certain buildings that contain asbestos. As a result of adopting FIN 47, FHN will increase the value of its recorded tangible assets at the time it recognizes the associated conditional retirement obligation. The retirement liability is accreted through interest expense to the estimated payouts that would be made in the future if settlement of the liability were to occur. Previously, FHN did not accrue any retirement liability for the expected retirement costs on these buildings due to the uncertainty associated with the timing and amount of payment. FIN 47 is effective no later than the end of fiscal 2005. FHN is currently assessing the financial impact of adopting FIN 47.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 22-44, (b) the section entitled "Risk Management – Interest Rate Risk Management" of the Management's Discussion and Analysis of Results of Operations and Financial Condition section of FHN's 2004 Annual Report to shareholders, and (c) the "Interest Rate Risk Management" subsection of Note 1 to the Consolidated Financial Statements included in FHN's 2004 Annual Report to shareholders.

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

Part II.

OTHER INFORMATION

Items 1, 3, 4 and 5

As of the end of the first quarter 2005, the answers to Items 1, 3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On March 1, 2005, FHN purchased all of the outstanding stock of Greenwich Home Mortgage Corporation. A portion of the total purchase price was paid to ten shareholders of Greenwich in the form of a total of 90,867 shares of FHN's common stock, par value $0.625 per share, inclusive of shares issued into escrow accounts established under the acquisition agreement. There was no underwriter associated with the privately negotiated transaction. The issuance of FHN shares in connection with the transaction was exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable
(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I - First Horizon National Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations at page 33.

Item 6      Exhibits

(a) Exhibits.

Exhibit No.	Description
4	Instruments defining the rights of security holders, including indentures*
10.3(d)**	Form of 2005 PARSAP Agreement (for the CEO)
10.3(e)**	Form of 2005 PARSAP Agreement (for executive officers other than the CEO)
10.3(f)**	Description of performance criteria related to 2005 PARSAP Agreement
10.5(g)**	Form of Stock Option Grant Notice (used for executive officers after 2004)
10.5(h)**	Form of Restricted Stock Grant Notice (used after 2004)
10.6(a)**	2002 Management Incentive Plan, as amended April 19, 2005
10.15**	2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated by reference to Exhibit 10.15 to the Corporation's Current Report on Form 8-K filed April 25, 2005. Messrs. Burkett, Hughes, Baker, and Martin are the executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit. Currently, the "salary amount" referred to in Section 5(iv)(C) for all executive officers is to be "three".
13	The "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section and the "Interest Rate Risk Management" subsection of Note 1 to the Corporation's consolidated financial statements, contained, respectively, at pages 23-27 and page 66, in the Corporation's 2004 Annual Report to shareholders, furnished to shareholders in connection with the Annual Meeting of Shareholders on April 19, 2005, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be "filed" with the Commission.
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

DATE: 5/09/05	By:	/s/ Marlin L. Mosby III
Marlin L. Mosby III
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4	Instruments defining the rights of security holders, including indentures*
10.3(d)**	Form of 2005 PARSAP Agreement (for the CEO)
10.3(e)**	Form of 2005 PARSAP Agreement (for executive officers other than the CEO)
10.3(f)**	Description of performance criteria related to 2005 PARSAP Agreement
10.5(g)**	Form of Stock Option Grant Notice (used for executive officers after 2004)
10.5(h)**	Form of Restricted Stock Grant Notice (used after 2004)
10.6(a)**	2002 Management Incentive Plan, as amended April 19, 2005
10.15**	2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated by reference to Exhibit 10.15 to the Corporation's Current Report on Form 8-K filed April 25, 2005. Messrs. Burkett, Hughes, Baker, and Martin are the executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit. Currently, the "salary amount" referred to in Section 5(iv)(C) for all executive officers is to be "three".
13	The "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section and the "Interest Rate Risk Management" subsection of Note 1 to the Corporation's consolidated financial statements, contained, respectively, at pages 23-27 and page 66, in the Corporation's 2004 Annual Report to shareholders, furnished to shareholders in connection with the Annual Meeting of Shareholders on April 19, 2005, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be "filed" with the Commission.
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32(a)	Rule 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32(b)	Rule 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*    The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**  This is a management contract or compensatory plan required to be filed as an exhibit.