Form 10-Q
period 2005-06-30
FIRST HORIZON NATIONAL CORP
filed 2005-08-05
CIK 36966

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

      (Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  x    No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	125,110,574
Class	Outstanding on June 30, 2005

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands)(Unaudited)	2005	2004	2004
Assets:
Cash and due from banks	$ 989,903	$ 834,549	$ 638,189
Federal funds sold and securities
purchased under agreements to resell	1,911,028	709,459	682,310
Total cash and cash equivalents	2,900,931	1,544,008	1,320,499
Investment in bank time deposits	5,171	22,277	5,329
Trading securities	2,064,467	976,290	988,015
Loans held for sale	5,795,436	3,446,442	5,167,981
Securities available for sale	2,998,088	2,410,255	2,680,556
Securities held to maturity (market value of $419 on June 30, 2005; $576 on
June 30, 2004; and $457 on December 31, 2004)	407	559	441
Loans, net of unearned income	18,428,601	15,301,467	16,427,673
Less: Allowance for loan losses	169,697	160,757	158,159
Total net loans	18,258,904	15,140,710	16,269,514
Mortgage servicing rights, net	1,018,029	962,952	1,036,458
Goodwill	292,135	176,931	187,200
Other intangible assets, net	86,499	36,761	34,769
Capital markets receivables	1,694,712	1,039,328	276,298
Premises and equipment, net	391,046	365,078	379,359
Real estate acquired by foreclosure	27,137	33,251	27,777
Other assets	1,632,827	1,134,857	1,397,487
Total assets	$ 37,165,789	$ 27,289,699	$ 29,771,683

Liabilities and shareholders' equity:
Deposits:
Checking interest and money market	$ 4,231,846	$ 3,790,092	$ 4,220,376
Savings	290,278	296,054	289,831
Certificates of deposit under $100,000 and other time	2,223,519	1,962,522	2,061,262
Certificates of deposit $100,000 and more	8,962,649	4,989,021	8,216,176
Interest-bearing	15,708,292	11,037,689	14,787,645
Noninterest-bearing	5,949,573	4,872,823	4,994,522
Total deposits	21,657,865	15,910,512	19,782,167
Federal funds purchased and securities
sold under agreements to repurchase	5,458,983	4,387,946	3,247,048
Trading liabilities	1,192,012	441,683	426,343
Commercial paper and other short-term borrowings	1,172,567	85,897	139,776
Term borrowings	2,537,046	2,381,297	2,616,368
Capital markets payables	1,519,142	1,157,537	390,323
Other liabilities	1,149,571	1,003,696	1,128,217
Total liabilities	34,687,186	25,368,568	27,730,242
Preferred stock of subsidiary	295,275	454	458
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 125,110,574 on June 30, 2005;
123,494,470 on June 30, 2004; and 123,531,904 on December 31, 2004)	78,194	77,184	77,207
Capital surplus	228,566	163,539	173,872
Undivided profits	1,900,771	1,699,445	1,795,853
Accumulated other comprehensive loss, net	(13,679)	(24,444)	(9,928)
Deferred compensation on incentive plans	(22,641)	(8,130)	(8,181)
Deferred compensation obligation	12,117	13,083	12,160
Total shareholders' equity	2,183,328	1,920,677	2,040,983
Total liabilities and shareholders' equity	$ 37,165,789	$ 27,289,699	$ 29,771,683
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME			First Horizon National Corporation
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except per share data)(Unaudited)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$ 264,819	$ 177,246	$ 496,377	$ 349,608
Interest on investment securities	31,572	26,449	61,275	53,225
Interest on loans held for sale	93,897	60,110	172,982	102,708
Interest on trading securities	31,912	12,743	65,561	23,789
Interest on other earning assets	16,185	1,267	27,066	2,500
Total interest income	438,385	277,815	823,261	531,830
Interest expense:
Interest on deposits:
Savings	117	105	194	210
Checking interest and money market account	13,656	5,061	24,862	10,167
Certificates of deposit under $100,000 and other time	18,733	14,025	35,905	27,366
Certificates of deposit $100,000 and more	80,433	19,819	145,215	37,386
Interest on trading liabilities	20,591	5,267	37,398	9,518
Interest on short-term borrowings	39,298	8,520	65,898	16,701
Interest on term borrowings	23,949	11,412	44,734	20,867
Total interest expense	196,777	64,209	354,206	122,215
Net interest income	241,608	213,606	469,055	409,615
Provision for loan losses	15,786	12,292	28,895	26,521
Net interest income after provision for loan losses	225,822	201,314	440,160	383,094
Noninterest income:
Mortgage banking	108,993	118,266	227,755	244,832
Capital markets	94,789	102,195	189,951	220,123
Deposit transactions and cash management	39,471	38,234	72,726	72,195
Merchant processing	23,239	19,365	43,699	36,108
Insurance commissions	13,525	14,104	28,274	30,498
Trust services and investment management	11,278	11,891	22,442	23,695
Gains on divestitures	-	1,800	-	3,800
Equity securities gains, net	75	767	9	258
Debt securities gains, net	-	2,447	-	3,841
All other income and commissions	52,017	43,230	101,929	87,074
Total noninterest income	343,387	352,299	686,785	722,424
Adjusted gross income after provision for loan losses	569,209	553,613	1,126,945	1,105,518
Noninterest expense:
Employee compensation, incentives and benefits	248,064	238,402	491,050	476,652
Occupancy	26,548	21,699	51,064	42,662
Equipment rentals, depreciation and maintenance	19,406	17,573	37,491	35,349
Operations services	20,328	15,944	38,805	31,343
Communications and courier	13,684	13,223	26,577	25,026
Amortization of intangible assets	3,360	2,191	6,722	4,362
All other expense	87,641	75,048	162,177	140,662
Total noninterest expense	419,031	384,080	813,886	756,056
Income before income taxes	150,178	169,533	313,059	349,462
Provision for income taxes	47,473	51,149	101,145	111,807
Net income	$ 102,705	$ 118,384	$ 211,914	$ 237,655
Earnings per common share (Note 7)	$ .82	$ .95	$ 1.70	$ 1.90
Diluted earnings per common share (Note 7)	$ .80	$ .92	$ 1.65	$ 1.84
Weighted average shares outstanding (Note 7)	124,945,655	124,728,340	124,831,767	125,131,827
Diluted weighted average shares (Note 7)	128,913,597	128,496,736	128,475,407	129,097,599
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2005	2004
Balance, January 1	$ 2,040,983	$ 1,890,318
Net income	211,914	237,655
Other comprehensive income:
Unrealized market adjustments, net of tax	(3,751)	(25,126)
Comprehensive income	208,163	212,529
Cash dividends declared	(106,996)	(99,064)
Common stock issued for exercise of stock options	27,366	49,046
Tax benefit from non-qualified stock options	5,209	13,179
Common stock repurchased	(488)	(151,383)
Common stock issued for acquisition of Greenwich Home Mortgage Corp.	3,797	-
Amortization on deferred incentive plans	3,695	1,896
Other	1,599	4,156
Balance, June 30	$ 2,183,328	$ 1,920,677
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Six Months Ended June 30
(Dollars in thousands)(Unaudited)		2005	2004
Operating	Net income	$ 211,914	$ 237,655
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	28,895	26,521
	Provision for deferred income tax	23,132	56,469
	Depreciation and amortization of premises and equipment	25,285	30,952
	Amortization and impairment of mortgage servicing rights	129,308	87,552
	Amortization of intangible assets	6,722	4,362
	Net other amortization and accretion	45,848	30,100
	(Increase)/decrease in derivatives, net	(78,173)	284,682
	Market value adjustment on foreclosed property	1,941	(409)
	Equity securities gains, net	(9)	(258)
	Debt securities gains, net	-	(3,841)
	Net losses on disposal of fixed assets	195	4
	Net increase in:
	Trading securities	(387,276)	(175,800)
	Loans held for sale	(604,583)	(145,476)
	Capital markets receivables	(1,418,416)	(441,907)
	Interest receivable	(38,279)	(3,519)
	Other assets	(225,884)	(380,332)
	Net increase/(decrease) in:
	Capital markets payables	1,128,819	452,636
	Interest payable	33,837	(1,707)
	Other liabilities	(35,535)	(32,614)
	Trading liabilities	765,669	313,966
	Total adjustments	(598,504)	101,381
	Net cash (used)/provided by operating activities	(386,590)	339,036
Investing	Maturities of held to maturity securities	35	470
Activities	Available for sale securities:
	Sales	45,219	267,543
	Maturities	194,517	252,721
	Purchases	(563,563)	(498,518)
	Premises and equipment:
	Sales	107	525
	Purchases	(37,471)	(39,412)
	Net increase in loans	(2,041,357)	(1,690,171)
	Net decrease/(increase) in investment in bank time deposits	158	(21,779)
	Acquisitions, net of cash and cash equivalents acquired	(843,543)	-
	Net cash used by investing activities	(3,245,898)	(1,728,621)
Financing	Common stock:
Activities	Exercise of stock options	27,461	49,740
	Cash dividends paid	(106,335)	(99,940)
	Repurchase of shares	(488)	(151,484)
	Term borrowings:
	Issuance	300,000	956,111
	Payments	(400,168)	(275,142)
	Issuance of preferred stock of subsidiary	295,400	-
	Net increase in:
	Deposits	1,875,701	39,130
	Short-term borrowings	3,221,349	1,260,384
	Net cash provided by financing activities	5,212,920	1,778,799
	Net increase in cash and cash equivalents	1,580,432	389,214
	Cash and cash equivalents at beginning of period	1,320,499	1,154,794
	Cash and cash equivalents at end of period	$ 2,900,931	$ 1,544,008
	Total interest paid	$ 319,959	$ 123,469
	Total income taxes paid	66,913	63,856
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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except per share data)	2005	2004	2005	2004

Net income, as reported	$ 102,705	$ 118,384	$ 211,914	$ 237,655
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	1,041	1,048	1,287	2,884
Less: Total stock-based employee compensation expense determined
under the fair value method for all awards, net of related tax effects	3,742	3,283	7,367	7,338
Pro forma net income	$ 100,004	$ 116,149	$ 205,834	$ 233,201

Earnings per share, as reported	$ .82	$ .95	$ 1.70	$ 1.90
Pro forma earnings per share	.80	.93	1.65	1.86
Diluted earnings per share, as reported	.80	.92	1.65	1.84
Pro forma diluted earnings per share	.77	.90	1.60	1.81

For all stock option awards accounted for under APB No. 25 and disclosed under SFAS No. 123, FHN permits vesting of the option to continue after retirement. To account for its stock option awards FHN uses the nominal vesting period approach. Under the nominal vesting period approach, awards granted to employees near retirement eligibility are expensed over the option's normal vesting period until an employee's actual retirement date, at which point all remaining unamortized compensation expense is immediately accelerated. Awards granted after the adoption of SFAS No. 123-R will be amortized using the nonsubstantive vesting methodology. The nonsubstantive vesting methodology requires an option's value to be recognized over a period ending no later than an employee's retirement eligibility date. Had FHN followed the nonsubstantive vesting period method for all awards previously granted, the effect of the change in expense attribution on the above pro forma diluted earnings per share amounts would have been negligible. Since, FHN accounts for its option grants under APB No. 25, the use of the nominal vesting methodology had no impact on the earnings per share amounts presented in the accompanying statements of income.

Trading activities. Securities purchased in connection with underwriting or dealer activities (long positions) are carried at market value as trading securities. Gains and losses, both realized and unrealized, on these securities are reflected in capital markets noninterest income. Trading liabilities include securities that FHN has sold to other parties but does not own (short positions). FHN is obligated to purchase securities at a future date to cover the short positions. Assets and liabilities for unsettled trades are recorded on the balance sheet as capital markets receivables or capital markets payables. In addition, retained interests, in the form of interest-only and principal-only strips, from mortgage banking securitizations are recognized at fair value as trading securities with gains and losses both realized and unrealized, recognized in mortgage banking income.

Note 1 - Financial Information (continued)

Derivative financial instruments. FHN utilizes, through its mortgage banking, capital markets and risk management operations, various derivative financial instruments, which include interest rate forward contracts, interest rate floors and caps, options and interest rate swap agreements, as part of its risk management strategy and as a means to meet customers' needs. These instruments are subject to credit and market risks. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated.  The Asset/Liability Committee (ALCO) monitors the usage and effectiveness of these derivative financial instruments.  ALCO, in conjunction with credit officers, also periodically reviews counterparty creditworthiness.

Credit risk represents the maximum potential loss due to possible non-performance by obligors and counterparties under the terms of contracts.  FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining agreements whenever possible to limit potential exposure.  With exchange-traded contracts, the credit risk is limited to the clearinghouse used.  For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value.

Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates, mortgage loan prepayment speeds or the prices of debt instruments.

Interest rate forward contracts are over-the-counter contracts where two parties agree to purchase and sell a specific quantity of a financial instrument at a specified price, with delivery or settlement at a specified date.  Futures contracts are exchange-traded contracts where two parties agree to purchase and sell a specific quantity of a financial instrument at a specific price, with delivery or settlement at a specified date.  Interest rate option contracts give the purchaser the right, but not the obligation, to buy or sell a specified quantity of a financial instrument, at a specified price, during a specified period of time.  Caps and floors are options that are linked to a notional principal amount and an underlying indexed interest rate.  Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal.  Notional amounts are used in such contracts to calculate interest payments and do not represent credit exposure.  Exposure to interest rate contracts will increase or decrease as interest rates fluctuate.

Derivative instruments are recorded on the Consolidated Statements of Condition as other assets or other liabilities measured at fair value.  Fair value is defined as the amount FHN would receive or pay in the market to replace the derivatives as of the valuation date.  Fair value is determined using available market information and appropriate valuation methodologies. Changes in the instrument's fair value are recognized currently in earnings or other comprehensive income.  If certain criteria are met and hedge accounting under SFAS No. 133 is achieved, changes in the fair value of the asset or liability being hedged are also recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the Consolidated Statements of Cash Flows.

Mortgage Banking

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower. First Horizon Home Loans enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitments from changes in value due to changes in interest rates. Under SFAS No. 133 interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income.  See Accounting Changes section for impact of SAB No. 105 on the valuation of interest rate lock commitments. Changes in the fair value of the derivatives that serve as economic hedges of interest rate lock commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income.

First Horizon Home Loans' warehouse (first-lien mortgage loans held for sale) is subject to changes in fair value, primarily due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, First Horizon Home Loans enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

Note 1 - Financial Information (continued)

To the extent that these interest rate derivatives are designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation is expected, the hedged loans qualify for hedge accounting under SFAS No. 133. If the regression analysis does not show consistently strong correlation, hedge accounting under SFAS No. 133 is not attempted. Anticipated correlation is determined based on the historical regressions between the change in fair value of the derivatives and the change in fair value of the hedged mortgage loans. Hedges are reset daily and the statistical correlation is calculated using these daily data points which are accumulated monthly. Retrospective hedge effectiveness is measured monthly using the regression correlation at the end of the month. First Horizon Home Loans generally maintains a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans accounted for under SFAS No. 133. Effective SFAS No. 133 hedging results in adjustments to the recorded value of those hedged loans which adjustments are included as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $224.0 billion and $638.3 billion on June 30, 2005 and 2004, respectively. The balance sheet impact of the related derivatives was a liability of $.8 million and $6.3 million on June 30, 2005 and 2004, respectively.  For second quarter 2005 and 2004, gains of $3.9 million and $2.7 million, respectively, representing the hedge ineffectiveness for these fair value hedges were recognized as a component of gain or loss on sale of loans in mortgage banking noninterest income.

First Horizon Home Loans also enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its mortgage servicing rights (MSR) due solely to changes in the benchmark interest rate (10-year LIBOR swap rate). All capitalized MSR are hedged for economic purposes with the vast majority of MSR routinely qualifying for hedge accounting. For purposes of measuring effectiveness of the hedge, time decay and recognized net interest income, including changes in value attributable to changes in spot and forward prices, if applicable, are excluded from the change in value of the related derivatives. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio are designated to specific risk tranches of servicing. First Horizon Home Loans enters into hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. Hedges are reset at least monthly and more frequently, as needed, to respond to changes in interest rates or hedge composition. Generally, a coverage ratio approximating 100 percent is maintained on hedged MSR. Prior to acquiring a new hedge instrument, First Horizon Home Loans performs a prospective evaluation of anticipated hedge effectiveness by reviewing the historical regression between the underlying index of the proposed hedge instrument and the mortgage rate. At the end of each hedge period, the change in the fair value of the hedged MSR asset due to the change in benchmark interest rate is calculated and becomes an historical data point. Retrospective hedge effectiveness is determined by performing a regression analysis of all collected data points over a rolling 12 month period. Effective hedging under SFAS No. 133 results in adjustments to the recorded value of the MSR. These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, are included as a component of servicing income in mortgage banking noninterest income.

Pursuant to SFAS No. 133, the basis in MSR that qualify for hedge accounting are adjusted for the impact of hedge performance.  MSR subject to SFAS No. 133 hedges totaled $1.0 billion on June 30, 2005 and 2004.  The related derivatives, an asset of $130.6 million and a liability of $3.7 million on June 30, 2005 and 2004, respectively, were classified as other assets or other liabilities.  For second quarter 2005 and 2004, total SFAS No. 133 ineffectiveness was a gain of $17.3 million and a loss of $1.1 million, respectively.  These amounts were recognized as a component of net servicing income in mortgage banking noninterest income.  Included in these amounts were $12.4 million and $11.8 million in second quarter 2005 and 2004, respectively, representing recognized net interest income net of time decay on various hedges, which were excluded for purposes of measuring hedge effectiveness. The remaining ineffectiveness was a gain of $4.9 million and a loss of $12.9 million in 2005 and 2004, respectively.

First Horizon Home Loans uses different MSR stratification for purposes of determining hedge effectiveness pursuant to SFAS No. 133 and impairment testing pursuant to SFAS No. 140. The hedge results under SFAS No. 133 are allocated at a loan level and the loans are then aggregated into the SFAS No. 140 strata. This adjusted MSR basis is subsequently compared to the full fair value of the MSR to test for asset impairment. MSR basis is reduced to the extent that adjusted basis exceeds fair value. This reduction in basis as a result of impairment is a component of servicing income in mortgage banking noninterest income.

First Horizon Home Loans utilizes derivatives (including swaps, swaptions, and mortgage forward sales contracts) that change in value inversely to the movement of interest rates to protect the value of its interest-only securities as an economic hedge. Changes in the fair value of these derivatives are recognized currently in earnings in mortgage banking noninterest income as a component of servicing income. Interest-only securities are included in trading securities with changes in fair value recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.

Note 1 - Financial Information (continued)

Capital Markets

Capital markets buys and sells treasuries, agencies, mortgage securities, municipal bonds and other securities for resale to customers.  When these securities settle on a delayed basis, they are considered forward contracts.  Capital markets also enters into interest rate contracts, including options, caps, swaps, futures and floors for its customers.  These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income.

Interest Rate Risk Management

FHN's ALCO focuses on managing risk by controlling and limiting earnings volatility attributable to changes in interest rates.  Interest rate risk exists to the extent that interest-earning assets and liabilities have different maturity or repricing characteristics.  FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change.  FHN's interest rate risk management policy is to use derivatives not to speculate but to hedge interest rate risk or market value of assets or liabilities.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $211.5 million on June 30, 2005, and certain long-term debt obligations, totaling $1.2 billion and $.8 billion on June 30, 2005 and 2004, respectively. These swaps qualify as fair value hedges and meet all conditions necessary to assume effectiveness has been established and no ineffectiveness exists.  The balance sheet impact of these swaps was $27.7 million in other assets and $5.1 million in other liabilities on June 30, 2005 and was $16.9 million in other liabilities on June 30, 2004. Interest paid or received for these swaps is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In addition, FHN has entered into certain interest rate swaps and caps as a part of our relationship with loan customers. These derivatives are not designated as hedging instruments and are entered into as part of a product offering to our commercial customers with customer derivatives paired with offsetting market instruments that, when completed, are designed to eliminate market risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest income.

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

First Horizon Home Loan Corporation (First Horizon Home Loans) services a mortgage loan portfolio of $90.8 billion as of June 30, 2005, a significant portion of which is held by Government Sponsored Enterprises (GSE) or private security holders.  In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans.  In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder.  Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole.  In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSE at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse.  First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors.  First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default.  As of June 30, 2005 and 2004, First Horizon Home Loans had single-family residential loans with outstanding balances of $188.9 million and $227.9 million, respectively, which were sold on a recourse basis.  For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.  On June 30, 2005 and 2004, $3.3 billion and $3.6 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk.  First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding.  Accordingly, First Horizon Home Loans had a foreclosure reserve on the mortgage-servicing portfolio of approximately $15.5 million and $19.0 million as of June 30, 2005 and 2004, respectively.  While the servicing portfolio has grown from $72.2 billion on June 30, 2004 to $90.8 billion on June 30, 2005, the foreclosure reserve has decreased primarily due to a reduction in the recourse portfolio.

Note 1 - Financial Information (continued)

Standby letters of credit are conditional commitments issued by FHN to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions.  The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer.  Standby letters of credit outstanding as of June 30, 2005 and 2004, were $640.5 million and $548.0 million, respectively.

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

In September 2004, the FASB approved issuance of Staff Position ("FSP") EITF 03-1-1, "Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).  FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments.  The FASB recently discussed a staff position that will replace the recognition guidance of EITF 03-1.  The new staff position is expected to reference existing GAAP and therefore should not impact FHN's current accounting for other-than-temporary impairment of investments.  Effective July 1, 2004, FHN adopted all other provisions of EITF 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments.  Adoption of these requirements did not have a material effect on the results of operations.

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

Note 1 - Financial Information (continued)

Accounting changes issued but not currently effective.  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which requires retrospective application of voluntary changes in accounting principle.  A change in accounting principle mandated by new accounting pronouncements should follow the transition method specified by the new guidance.  However, if transition guidance is not otherwise specified, SFAS No. 154's retrospective application requirement will apply.  SFAS No. 154 does not alter the accounting requirement for changes in estimates (prospective) and error corrections (restatement).  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47) was issued in March 2005.  FIN No. 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service.  FIN No. 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure.  FHN currently owns certain buildings that contain asbestos.  As a result of adopting FIN No. 47, FHN will increase the value of its recorded tangible assets at the time it recognizes the associated conditional retirement obligation.  The retirement liability is accreted through interest expense to the estimated payouts that would be made in the future if settlement of the liability were to occur.  Previously, FHN did not accrue any retirement liability for the expected retirement costs on these buildings due to the uncertainty associated with the timing and amount of payment.  FIN No. 47 is effective no later than the end of fiscal 2005.  FHN is currently assessing the financial impact of adopting FIN No. 47.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123-R), which requires recognition of expense over the requisite service period for awards of share-based compensation to employees.  Due to SEC action in April 2005, the mandatory adoption date for SFAS No. 123-R was moved to January 1, 2006 with earlier adoption permitted.  As permitted by the original SFAS No. 123, FHN has accounted for its equity awards under the provisions of APB No. 25.  Upon adoption of SFAS No. 123-R, the grant date fair value of an award will be used to measure the compensation expense recognized for the award.  For unvested awards granted prior to the adoption of SFAS No. 123-R, the fair values utilized will equal the values used in preparation of the disclosures required under the original SFAS No. 123.  Compensation expense recognized after adoption of SFAS No. 123-R will incorporate an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting.   Upon initial adoption of SFAS No. 123-R, FHN is required to reclassify deferred compensation debit balances included in shareholders' equity to capital surplus and to make a cumulative effect entry for outstanding unvested awards that are not expected to vest due to anticipated forfeiture.  As permitted by SFAS No. 123-R, FHN intends to retroactively apply the provisions of SFAS No. 123-R to its prior period financial statements.

Note 2 - Acquisitions/Divestitures

On April 1, 2005, First Tennessee Bank National Association (FTBNA), acquired substantially all of the assets of MSAver Resources, L.L.C. of Overland Park, Kansas, a national leader in administering health savings accounts. The acquisition was immaterial to FHN.

On March 15, 2005, First Horizon National Corporation (FHN), entered into a definitive agreement to acquire West Metro Financial Services Inc. (West Metro) of Dallas, Georgia. West Metro has more than $130 million in assets. The merger, which is subject to approval by shareholders of West Metro, is expected to close in the third quarter of 2005.

On March 1, 2005, First Horizon Home Loan Corporation, a subsidiary of FTBNA, acquired Greenwich Home Mortgage Corporation of Cedar Knolls, New Jersey for an initial payment of approximately $7.8 million in cash and FHN common stock. Net assets purchased, combined with the operating performance of the acquired business, will impact future payments owed to the sellers. The acquisition was immaterial to FHN.

On January 7, 2005, FHN's capital markets division, FTN Financial, completed the acquisition of the assets and operations of the fixed income business of Spear, Leeds & Kellogg (SLK), a division of Goldman Sachs & Co. for approximately $150.0 million in cash. The acquisition was immaterial to FHN.

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

On June 29, 2004, First Horizon Merchant Services, Inc., a wholly owned subsidiary of FTBNA, recognized a divestiture gain of $1.8 million resulting from the sale of certain merchant relationships to Humboldt Merchant Services, LP, of Eureka, California (an affiliate of First National Bank of Nevada, Reno, Nevada). In addition, in first quarter 2004 a divestiture gain of $2.0 million resulted from an earn-out on the 2003 sale of certain merchant relationships referred by selected agent banks within the merchant portfolio to NOVA Information Systems, Inc., a subsidiary of U.S. Bancorp.

Note 3 - Loans

The composition of the loan portfolio is detailed below:
			June 30	December 31
(Dollars in thousands)		2005	2004	2004
Commercial:
Commercial, financial and industrial		$ 6,181,638	$ 4,868,903	$ 5,560,736
Real estate commercial		1,128,164	960,026	960,178
Real estate construction		1,662,777	853,099	1,208,703
Retail:
Real estate residential		7,549,881	7,524,369	7,244,716
Real estate construction		1,499,452	672,802	1,035,562
Other retail		163,848	183,476	168,806
Credit card receivables		242,841	238,792	248,972
Loans, net of unearned income		18,428,601	15,301,467	16,427,673
Allowance for loan losses		169,697	160,757	158,159
Total net loans		$ 18,258,904	$ 15,140,710	$ 16,269,514

The following table presents information concerning nonperforming loans:
			June 30	December 31
(Dollars in thousands)		2005	2004	2004
Impaired loans		$ 34,322	$ 38,386	$ 34,831
Other nonaccrual loans*		16,020	18,403	14,729
Total nonperforming loans		$ 50,342	$ 56,789	$ 49,560
* On June 30, 2005 and 2004, and on December 31, 2004, other nonaccrual loans included $10.6 million, $11.1 million, and $8.5 million, respectively, of loans held for sale.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004
Total interest on impaired loans	$ 172	$ 95	$ 456	$ 188
Average balance of impaired loans	36,653	38,778	36,364	35,304

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 2005 and 2004, is summarized as follows:

(Dollars in thousands)		Non-impaired	Impaired	Total
Balance on December 31, 2003		$ 149,153	$ 11,180	$ 160,333
Transfers to held for sale		(3,326)	-	(3,326)
Provision for loan losses		21,164	5,357	26,521
Charge-offs		(25,408)	(4,982)	(30,390)
Recoveries		6,460	1,159	7,619
Net charge-offs		(18,948)	(3,823)	(22,771)
Balance on June 30, 2004		$ 148,043	$ 12,714	$ 160,757

Balance on December 31, 2004		$ 147,672	$ 10,487	$ 158,159
Provision for loan losses		26,632	2,263	28,895
Charge-offs		(18,863)	(5,801)	(24,664)
Recoveries		4,922	2,385	7,307
Net charge-offs		(13,941)	(3,416)	(17,357)
Balance on June 30, 2005		$ 160,363	$ 9,334	$ 169,697

Note 4 - Mortgage Servicing Rights

Following is a summary of changes in capitalized MSR, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)
Balance on December 31, 2003	$ 795,938
Addition of mortgage servicing rights	175,314
Amortization	(73,335)
Market value adjustments	79,252
Permanent impairment	(44,027)
Change in valuation allowance	29,810
Balance on June 30, 2004	$ 962,952
Balance on December 31, 2004	$ 1,036,458
Addition of mortgage servicing rights	178,838
Amortization	(95,388)
Market value adjustments	(67,959)
Permanent impairment	(32,535)
Change in valuation allowance	(1,385)
Balance on June 30, 2005	$ 1,018,029

The MSR on June 30, 2005 and 2004, had estimated market values of approximately $1,029.6 million and $987.2 million, respectively. These balances represent the rights to service approximately $87.4 billion and $68.9 billion of mortgage loans on June 30, 2005 and 2004, respectively, for which a servicing right has been capitalized. On June 30, 2005 and 2004, valuation allowances due to temporary impairment of $5.6 million and $6.7 million were required, respectively. Following is a rollforward of the valuation allowance as of June 30, 2005 and 2004:

Balance on December 31, 2003	$ 36,468
Permanent impairment	(44,027)
Servicing valuation provision	14,217
Balance on June 30, 2004	$ 6,658
Balance on December 31, 2004	$ 4,231
Permanent impairment	(32,535)
Servicing valuation provision	33,920
Balance on June 30, 2005	$ 5,616

Estimated MSR amortization expense for the twelve-month periods ending June 30, 2006, 2007, 2008, 2009 and 2010 is $177.9 million, $144.4 million, $118.8 million, $96.9 million and $79.4 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

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

During the quarter ended June 30, 2004, mortgage interest rates rose approximately 90 basis points, resulting in a significant increase in the fair market value of MSR owned by the company. The value is created by the differential between the current market mortgage interest rate and the average mortgage interest rate included in the servicing portfolio creating the expectation that the life of the existing portfolio is extended since the refinance incentive has been dramatically reduced. These changes in economic facts and circumstances combined with the significant increase in fair value of the MSR resulted in a restratification of the portfolio to better reflect the underlying values and risks inherent in the portfolio. The restratification of the MSR portfolio resulted in a recapture of a portion of the temporary valuation allowance through income of approximately $15.4 million. As prescribed by the guidance in SFAS No. 140, the restratification has been accounted for as a change in estimate in the quarter ended June 30, 2004.

Note 5 - Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2003	$ 174,807	$ 38,742
Amortization expense	-	(4,362)
Acquisitions**	2,124	2,381
June 30, 2004	$ 176,931	$ 36,761
December 31, 2004	$ 187,200	$ 34,769
Amortization expense	-	(6,722)
Acquisitions**	104,935	58,452
June 30, 2005	$ 292,135	$ 86,499
* Represents customer lists, premium on purchased deposits, covenants not to compete, and assets related to the minimum pension liability.
** Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $158.2 million on June 30, 2005, net of $71.7 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2005 is expected to be $6.8 million and is expected to be $11.4 million, $11.1 million, $9.4 million and $7.8 million for the twelve-month periods of 2006, 2007, 2008 and 2009, respectively.

The following is a summary of goodwill detailed by reportable segments for the six months ended June 30:

Retail/
	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2003	$ 109,525	$ 51,988	$ 13,294	$ 174,807
Acquisitions*	779	1,345	-	2,124
June 30, 2004	$ 110,304	$ 53,333	$ 13,294	$ 176,931
December 31, 2004	$ 114,341	$ 55,214	$ 17,645	$ 187,200
Acquisitions*	2,618	4,896	97,421	104,935
June 30, 2005	$ 116,959	$ 60,110	$ 115,066	$ 292,135
* Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 6 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of June 30, 2005, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA's Total Capital, Tier 1 Capital and Leverage ratios were 11.60 percent, 8.26 percent and 6.63 percent, respectively, on June 30, 2005, and were 11.74 percent, 8.96 percent and 7.00 percent, respectively, on June 30, 2004.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On June 30, 2005:
Actual:
Total Capital	$ 3,461,452		12.60%	$ 3,320,411		11.85%
Tier 1 Capital	2,364,807		8.61	2,323,765		8.29
Leverage	2,364,807		6.59	2,323,765		6.52

For Capital Adequacy Purposes:
Total Capital	2,197,186	>	8.00	2,241,487	>	8.00
Tier 1 Capital	1,098,593	>	4.00	1,120,744	>	4.00
Leverage	1,435,785	>	4.00	1,425,720	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,801,859	>	10.00
Tier 1 Capital				1,681,116	>	6.00
Leverage				1,782,150	>	5.00
On June 30, 2004:
Actual:
Total Capital	$ 2,723,287		12.91%	$ 2,542,757		12.14%
Tier 1 Capital	1,985,314		9.41	1,909,363		9.12
Leverage	1,985,314		7.35	1,909,363		7.13

For Capital Adequacy Purposes:
Total Capital	1,687,291	>	8.00	1,675,335	>	8.00
Tier 1 Capital	843,645	>	4.00	837,667	>	4.00
Leverage	1,081,227	>	4.00	1,071,843	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,094,169	>	10.00
Tier 1 Capital				1,256,501	>	6.00
Leverage				1,339,804	>	5.00

Note 7 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income	$ 102,705	$ 118,384	$ 211,914	$ 237,655

Earnings per common share:
Weighted average common shares outstanding	123,991,182	123,630,132	123,868,629	124,048,166
Shares attributable to deferred compensation	954,473	1,098,208	963,138	1,083,661
Total weighted average shares	124,945,655	124,728,340	124,831,767	125,131,827

Earnings per common share	$ .82	$ .95	$ 1.70	$ 1.90

Diluted earnings per common share:
Weighted average shares outstanding	124,945,655	124,728,340	124,831,767	125,131,827
Dilutive effect due to stock options	3,967,942	3,768,396	3,643,640	3,965,772
Total weighted average shares, as adjusted	128,913,597	128,496,736	128,475,407	129,097,599

Diluted earnings per common share	$ .80	$ .92	$ 1.65	$ 1.84

Outstanding stock options of 2,953,155 and 2,672,980 with weighted average exercise prices of $45.45 and $45.79 per share as of June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.

Note 8 - Pension and Other Employee Benefits

Pension plan. FHN provides pension benefits to employees retiring under the provisions of a noncontributory, defined benefit pension plan. Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65. The annual funding is based on an actuarially determined amount using the entry age cost method. FHN also maintains a nonqualified supplemental executive retirement plan. All benefits provided under this plan are unfunded and payments to plan participants are made by FHN. FHN contributed $37 million to the pension plan in second quarter 2005, and does not anticipate making any further contributions to this plan during the remainder of 2005.

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

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$ 3,945	$ 3,449	$ 199	$ 181
Interest cost	5,317	4,814	437	483
Expected return on plan assets	(8,123)	(7,720)	(417)	(418)
Amortization of prior service cost	207	171	(44)	(44)
Recognized losses	1,014	897	-	-
Amortization of transition obligation	-	-	247	247
Net periodic cost	$ 2,360	$ 1,611	$ 422	$ 449

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$ 7,890	$ 6,898	$ 398	$ 362
Interest cost	10,635	9,628	875	966
Expected return on plan assets	(16,246)	(15,587)	(834)	(824)
Amortization of prior service cost	414	342	(88)	(88)
Recognized losses	2,028	1,794	-	-
Amortization of transition obligation	-	-	494	494
Net periodic cost	$ 4,721	$ 3,075	$ 845	$ 910

During second quarter 2005, FHN restructured its group life insurance coverage and recognized a benefit of approximately $5 million as the new coverage resulted in a change to a premium based charge from a cost plus funding arrangement.

Note 9 - Business Segment Information

FHN has four business segments, Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, Retail/Commercial Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, merchant services, check clearing, and correspondent services. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets securities activities, equity research and investment banking. The Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, funds management and venture capital.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004
Total Consolidated
Net interest income	$ 241,608	$ 213,606	$ 469,055	$ 409,615
Provision for loan losses	15,786	12,292	28,895	26,521
Noninterest income	343,387	352,299	686,785	722,424
Noninterest expense	419,031	384,080	813,886	756,056
Pre-tax income	150,178	169,533	313,059	349,462
Provision for income taxes	47,473	51,149	101,145	111,807
Net income	$ 102,705	$ 118,384	$ 211,914	$ 237,655
Average assets	$ 36,282,202	$ 27,276,280	$ 35,192,874	$ 26,085,145

Retail/Commercial Banking
Net interest income	$ 211,470	$ 167,331	$ 409,378	$ 325,433
Provision for loan losses	15,667	12,310	28,736	26,559
Noninterest income	123,104	121,510	244,483	237,492
Noninterest expense	203,218	177,235	392,016	349,459
Pre-tax income	115,689	99,296	233,109	186,907
Provision for income taxes	37,074	25,990	74,875	53,209
Net income	$ 78,615	$ 73,306	$ 158,234	$ 133,698
Average assets	$ 21,158,485	$ 16,884,020	$ 20,536,037	$ 16,331,295

Note 9 - Business Segment Information (continued)
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004
Mortgage Banking
Net interest income	$ 37,601	$ 44,352	$ 70,558	$ 76,752
Provision for loan losses	119	(18)	159	(38)
Noninterest income	117,740	123,057	240,315	253,899
Noninterest expense	117,150	118,711	229,852	218,375
Pre-tax income	38,072	48,716	80,862	112,314
Provision for income taxes	13,608	17,766	28,954	41,134
Net income	$ 24,464	$ 30,950	$ 51,908	$ 71,180
Average assets	$ 6,299,056	$ 5,806,459	$ 5,982,686	$ 5,213,206

Capital Markets
Net interest (expense)/income	$ (10,633)	$ 25	$ (16,453)	$ 316
Noninterest income	100,218	102,979	196,645	222,252
Noninterest expense	82,679	77,945	164,216	166,751
Pre-tax income	6,906	25,059	15,976	55,817
Provision for income taxes	1,727	9,455	5,655	21,231
Net income	$ 5,179	$ 15,604	$ 10,321	$ 34,586
Average assets	$ 5,443,446	$ 1,705,479	$ 5,363,386	$ 1,651,590

Corporate
Net interest income	$ 3,170	$ 1,898	$ 5,572	$ 7,114
Noninterest income	2,325	4,753	5,342	8,781
Noninterest expense	15,984	10,189	27,802	21,471
Pre-tax loss	(10,489)	(3,538)	(16,888)	(5,576)
Income tax benefit	(4,936)	(2,062)	(8,339)	(3,767)
Net loss	$ (5,553)	$ (1,476)	$ (8,549)	$ (1,809)
Average assets	$ 3,381,215	$ 2,880,322	$ 3,310,765	$ 2,889,054
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

The following indirect, wholly-owned subsidiaries of FHN have also issued preferred stock. First Horizon Mortgage Loan Corporation has issued $1.0 million of Class B Preferred Shares. Additionally, FHRIII, LLC and FHRIV, LLC have each issued $1.0 million of Class B Preferred Units. On June 30, 2005 and 2004, $.5 million of Class B Preferred Shares and Units that are perpetual in nature and not subject to the provisions of SFAS No. 150 was recognized as "Preferred stock of subsidiary" on the Consolidated Condensed Statements of Condition. The remaining balance has been eliminated in consolidation.

On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On June 30, 2005, $294.8 million of Class A Preferred Stock was recognized as "Preferred stock of subsidiary" on the Consolidated Condensed Statements of Condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

FHN is a national financial services institution.  From a small community bank chartered in 1864, FHN has grown to be one of the top 35 largest bank holding companies in the United States in terms of asset size and market capitalization.

Approximately 13,000 employees provide a broad array of financial services to individual and business customers through hundreds of offices located in 48 states.

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

  Retail/Commercial Banking offers financial products and services, including traditional lending and deposit-taking, to retail and commercial customers.  Additionally, the retail/commercial bank provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, merchant services, check clearing, and correspondent services.

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
  Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, funds management and venture capital.

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income.  The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and six-month periods ended June 30, 2005, compared to the three-month and six-month periods ended June 30, 2004.  To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN's unaudited consolidated condensed financial statements and accompanying notes appearing in this report.  Additional information including the 2004 financial statements, notes, and management's discussion and analysis is provided in the 2004 Annual Report.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis may contain forward-looking statements with respect to FHN's beliefs, plans, goals, expectations, and estimates.  Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments.  The words "believe", "expect" , "anticipate", "intend", "estimate", "should", "is likely", "will", "going forward", and other expressions that indicate future events and trends identify forward-looking statements.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change.  Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; effectiveness of FHN's hedging practices; technology; demand for FHN's product offerings; new products and services in the industries in which FHN operates and critical accounting estimates.  Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles.  Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting

Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.  FHN assumes no obligation to update any forward-looking statements that are made from time to time.  Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

FINANCIAL SUMMARY (Comparison of Second Quarter 2005 to Second Quarter 2004)

FINANCIAL HIGHLIGHTS

Earnings for second quarter 2005 were $102.7 million, or $.80 diluted earnings per share compared to earnings of $118.4 million, or $.92 diluted earnings per share for second quarter 2004.

Earnings this quarter were led by the performance of Retail/Commercial Banking, as pre-tax income increased 17 percent to $115.7 million, or 77 percent of our pre-tax income.  This growth reflects the execution of national expansion initiatives which continue to leverage cross-sell opportunities in markets where FHN has a substantial mortgage presence and expansion of the sales force.  The success of these initiatives can be seen through loan growth of 20 percent and total deposit growth of 12 percent compared to second quarter 2004.  Asset quality also remained positive with a net charge off ratio of 23 basis points compared to 30 basis points last year.

Mortgage Banking experienced declines in profitability due to the impact of fluctuations in refinance activity resulting from the amount and timing of interest rate changes.  The decline in mortgage interest rates at quarter end resulted in increased mortgage servicing rights (MSR) impairment due to higher anticipated and actual prepayments.  Second quarter 2005 also reflected strong origination performance in the latter part of the quarter, which is demonstrated by an increase of $.8 billion in the mortgage warehouse and $1.6 billion in the mortgage pipeline.  Net interest income decreased 15 percent as the flattening of the yield curve resulted in compression of the spread on the warehouse.  An expanded sales force contributed to a 28 percent increase in home purchase-related originations compared to second quarter 2004.

Capital Markets revenues were negatively impacted as fixed income product revenues declined and the flattening of the yield curve resulted in compression of the spread on capital markets securities inventory.  Revenue from other fee sources increased 10 percent from second quarter 2004, primarily due to increased fees from loan sales.

Return on average shareholders' equity and return on average assets were 19.6 percent and 1.14 percent, respectively, for second quarter 2005 compared to 25.5 percent and 1.75 percent for second quarter 2004.  Total assets were $36.3 billion and shareholders' equity was $2.1 billion for second quarter 2005 compared to $27.3 billion and $1.9 billion for second quarter 2004.  The increase in total assets was impacted by $3.7 billion growth in Capital Markets' balance sheet, primarily due to the acquisition of the fixed income business of Spear, Leeds and Kellogg (SLK) in first quarter 2005 and by $4.3 billion growth in Retail/Commercial Banking's balance sheet primarily due to loan growth.

BUSINESS LINE REVIEW

Retail/Commercial Banking

Pre-tax income for Retail/Commercial Banking increased 17 percent to $115.7 million for second quarter 2005, compared to $99.3 million for second quarter 2004.  Retail/Commercial Banking contributed 77 percent of total pre-tax income in second quarter 2005 compared to 59 percent in second quarter 2004.  Total revenues increased 16 percent to $334.5 million for second quarter 2005 compared to $288.7 million for second quarter 2004.

Net interest income increased 26 percent to $211.4 million in second quarter 2005 from $167.3 million in second quarter 2004.  The increase in 2005's net interest income is primarily attributable to 20 percent total loan growth with commercial loans growing 31 percent to $8.5 billion from $6.5 billion and retail loans growing 11 percent to $9.3 billion from $8.3 billion.  This growth resulted from expansion of the sales force which increased market share in the core bank, as well as cross-sell opportunities in FHN's national markets where we have a substantial mortgage presence.  Total deposits increased 12 percent or $1.1 billion over second quarter 2004.  Retail/Commercial Banking's net interest margin for second quarter 2005 was held stable compared to second quarter 2004 by minimizing loan rate spread compression caused by competitive pricing while successfully increasing spreads on deposits in conjunction with fed rate increases.

Noninterest income remained relatively flat at $123.1 million in second quarter 2005 compared to $121.4 million in second quarter 2004.  Second quarter 2005 noninterest income included $8.4 million net revenue from sales and securitizations of real estate residential loans. This was reduced by $5.2 million resulting from a write-off of the net capitalized expenses on HELOC held for sale that prepaid faster than anticipated.  In second quarter 2004, noninterest income included revenue from loan sales and securitizations of $4.0 million.  Merchant processing income increased 20 percent in second quarter 2005, or $3.8 million, reflecting increased volume from existing customers as well as an expanded customer base.

The provision for loan losses increased to $15.6 million in second quarter 2005 from $12.3 million last year as the loan portfolio has grown by 20 percent since second quarter 2004.  During this time net charge-offs decreased to $10.3 million from $11.0 million.  However, the ratio of allowance to total loans continued to decline as the risk profile of both the retail and commercial loan portfolios improved.  The risk profile of the retail loan portfolio improved as the mix shifted to a greater concentration of high credit score products.  The risk profile of the commercial loan portfolio improved as indicated by current lower levels of total watch and classified loans.

Noninterest expense was $203.2 million in second quarter 2005 compared to $177.1 million last year.  The growth in noninterest expense was due to higher personnel and advertising costs which were largely attributable to national expansion initiatives.  As total revenue grew 16 percent and noninterest expense grew 15 percent, the efficiency ratio improved to 60.7 percent in second quarter 2005 from 61.4 percent in second quarter 2004.

Mortgage Banking

Pre-tax income for Mortgage Banking decreased 22 percent to $38.0 million for second quarter 2005, compared to $48.8 million for second quarter 2004.  Total revenues were $155.4 million in second quarter 2005, a decrease of 7 percent from $167.5 million in second quarter 2004.

Net interest income decreased 15 percent to $37.7 million in second quarter 2005 from $44.4 million in second quarter 2004 as the flattening of the yield curve resulted in compression of the spread on the warehouse.  Spread on the warehouse was 2.66 percent in second quarter 2005 compared to 3.84 percent for the same period in 2004.

Noninterest income decreased 4 percent to $117.7 million in second quarter 2005 compared to $123.1 million in second quarter 2004.  Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and MSR net hedge gains or losses.  Mortgage servicing noninterest income is net of amortization, impairment and other expenses related to MSR and related hedges.

Mortgage loan origination volumes in second quarter 2005 were $9.5 billion compared to $8.9 billion in 2004 driven by an increase in home purchase related originations, which grew 28 percent from second quarter 2004.  This increase reflects  FHN's execution of its strategy to grow the purchase market and was the result of an expanded sales force which increased 20 percent and includes almost 2,000 relationship managers on June 30, 2005.  Refinance activity represented 37 percent of total originations during second quarter 2005 compared to 47 percent last year.  Loans delivered into the secondary market decreased 8 percent to $8.7 billion.  Net revenue from mortgage loans sold decreased 3 percent to $95.6 million from $99.1 million in second quarter 2004.  Reflecting strong origination performance in the latter part of the quarter the warehouse and pipeline of mortgage products increased $.8 billion and $1.6 billion, respectively over second quarter 2004.

The mortgage-servicing portfolio grew 26 percent to $90.8 billion on June 30, 2005, from $72.2 billion on June 30, 2004, including approximately $11 billion of loans for which the servicing rights were acquired in 2004.  Total fees associated with mortgage servicing increased 28 percent to $68.4 million reflecting this growth.  In addition, the growth in the servicing portfolio led to an 18 percent increase in capitalized mortgage servicing rights and contributed to an 18 percent, or $6.8 million, increase in amortization expense compared to second quarter 2004.  The total $8.1 million decrease in net servicing revenues consists of these and several other factors, including an unfavorable $23.9 million impact from MSR impairment charges.  This unfavorable variance is primarily a result of a $15.4 million reduction in impairment in second quarter 2004 resulting from the restratification of the servicing portfolio tranches due to the impact that rising interest rates had on the predominant risk characteristics of the MSR portfolio at that time.  In addition, net servicing revenues were impacted by an increase of $7.8 million in net hedge gains.

Noninterest expense remained stable at $117.2 million in second quarter 2005 compared to $118.7 million in second quarter 2004 as expense efficiencies were offset by the increased production.

Capital Markets

Pre-tax earnings declined from $25.0 million in second quarter 2004 to $6.9 million in second quarter 2005 due to a reduction in fixed income securities sales to depository customers, net of a related decline in commissions and incentives, and a decrease in net interest income.

Significant uncertainties within the investment community regarding interest rates and other economic factors continue to cause fixed income investors to reduce their purchases.  Total revenues were $89.6 million in second quarter 2005, a decrease of 13 percent from $103.0 million in second quarter 2004.

Revenues from fixed income sales to depository investors fell $12.4 million while non-depository revenues increased $5.0 million or 21 percent.  Non-depository revenues increased to 29 percent of total noninterest income in second quarter 2005 from 23 percent in second quarter 2004, primarily as a result of the acquisition of the fixed income business of SLK in first quarter 2005.  Revenues from other fee sources include fee income from activities such as loan sales, investment banking, equity research, portfolio advisory and the sale of bank-owned life insurance.  Revenue from other fee sources represented 49 percent of total segment basis noninterest income in second quarter 2005 compared to 43 percent in second quarter 2004 and increased 10 percent to $49.5 million from $44.8 million, primarily due to increased fees from loan sales.

Net interest income decreased $10.7 million primarily due to the flattening of the yield curve, resulting in compression of the spread on capital markets securities inventory, and due to an incremental equity charge of $4.6 million related to the capital requirements of the SLK acquisition.

Noninterest expense increased 6 percent or $4.7 million, primarily due to increased costs resulting from the acquisition of SLK.

Corporate

The Corporate segment's results yielded a pre-tax loss of $10.5 million in second quarter 2005 compared to a pre-tax loss of $3.5 million in second quarter 2004.  The second quarter 2005 results include $3.6 million dividend expense on $300 million of noncumulative perpetual preferred stock issued by First Tennessee Bank National Association in first quarter 2005, while the second quarter 2004 results include $2.9 million in security gains due to portfolio restructurings and venture capital gains.

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) were $585.0 million, an increase of 3 percent from $565.9 million in 2004.  Noninterest income provides the majority of FHN's revenue and contributed 59 percent to total revenue in second quarter 2005 compared to 62 percent in second quarter 2004.  Second quarter 2005 noninterest income declined 3 percent to $343.4 million from $352.3 million in 2004.  A more detailed discussion of the major line items follows.

NET INTEREST INCOME

Net interest income increased 13 percent to $241.6 million from $213.6 million as earning assets grew 34 percent to $31.6 billion and interest-bearing liabilities grew 41 percent to $27.2 billion in second quarter 2005.

The activity levels and related funding for FHN's mortgage production and servicing and capital markets activities affect the net interest margin.  These activities typically produce different margins than traditional banking activities.  Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR.  Capital markets activities tend to compress the margin because of its strategy to reduce market risk by hedging its inventory in the cash markets, which reduces the term and accordingly the interest income earned on these transactions.  As a result of these impacts, FHN's consolidated margin cannot be readily compared to that of other bank holding companies.

The consolidated net interest margin was 3.06 percent for second quarter 2005 compared to 3.63 percent for second quarter 2004.  This compression in the margin occurred as the spread decreased to 2.66 percent from 3.38 percent in 2004.  The acquisition of SLK in first quarter 2005 increased the negative pressure on the corporate margin from Capital Markets' activities as this segment's balance sheet grew $3.7 billion.  In addition, Mortgage Banking negatively impacted the margin this quarter as the spread on the warehouse decreased 118 basis points to 2.66 percent, and the warehouse grew 6 percent from second quarter 2004.

Table 1 - Net Interest Margin	Second Quarter
	June 30
	2005	2004
Consolidated Yields and Rates:
Investment securities	4.33%	4.30%
Loans, net of unearned	5.98	4.81
Loans held for sale	6.20	5.13
Capital markets securities inventory	4.39	3.82
Mortgage banking trading securities	12.63	11.93
Other earning assets	2.61	.67
Yields on earning assets	5.56	4.72
Interest-bearing core deposits	1.92	1.28
CD's over $100,000	3.06	1.21
Fed funds purchased and repos	2.71	.90
Commercial paper and other short-term borrowings	3.18	2.07
Capital markets trading liabilities	5.20	3.96
Term borrowings	3.71	1.87
Rates paid on interest-bearing liabilities	2.90	1.34
Net interest spread	2.66	3.38
Effect of interest-free sources	.40	.25
FHN - NIM	3.06%	3.63%
Certain previously reported amounts have been reclassified to agree with current presentation.

In the near-term, a modest compression of the net interest margin is expected as an increase in short-term rates will negatively impact the spread on the mortgage warehouse.  Over the long-term, FHN's strategies to manage the interest rate sensitivity of the balance sheet position are designed to allow the net interest margin to improve in a higher interest rate environment. Flattening in the spread between short-term and long-term interest rates should have an unfavorable impact on net interest margin in general, primarily from narrower spreads on the mortgage warehouse and capital markets inventories.

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

Origination income includes origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized net present value of MSR, and the value recognized on loans in process.  Origination fees, net of costs (including incentives and other direct costs), are deferred and included in the basis of the loans in calculating gains and losses upon sale.  Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market.  A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer.  In second quarter 2004 FHN adopted SAB No. 105, which prohibits the inclusion of estimated servicing cash flows within the valuation of interest rate lock commitments under SFAS No. 133.  FHN previously included a portion of the value of the associated servicing cash flows when recognizing loan commitments at inception and throughout its life. Second quarter 2004 earnings included the adoption of SAB No. 105 which created an accounting change and lowered earnings by $8.4 million and diluted earnings per share by $0.04. While this impact was a one-time change and doesn't affect the ongoing economic value of the business, it can create quarterly volatility due to the timing of revenue recognition as experienced in second quarter 2005.

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

Mortgage loan origination volumes in second quarter 2005 were $9.5 billion compared to $8.9 billion in 2004 driven by an increase in home purchase related originations, which grew 28 percent from second quarter 2004.  This increase demonstrates FHN' s success in executing its strategy to grow the purchase market and was the result of an expanded sales force which increased 20 percent and included almost 2,000 relationship managers on June 30, 2005.  Refinance activity represented 37 percent of total originations during second quarter 2005 compared to 47 percent last year.  Loans delivered into the secondary market decreased 8 percent to $8.7 billion.  Net revenue from mortgage loans sold decreased 3 percent to $95.6 million compared to $99.1 million in second quarter 2004.

The mortgage-servicing portfolio grew 26 percent to $90.8 billion on June 30, 2005, from $72.2 billion on June 30, 2004, including approximately $11 billion of loans for which the servicing rights were acquired in 2004.  Total fees associated with mortgage servicing increased 28 percent to $68.4 million reflecting this growth.  In addition, the growth in the servicing portfolio led to an 18 percent increase in capitalized MSR and contributed to an 18 percent, or $6.8 million, increase in amortization expense compared to second quarter 2004.  In total, the $8.1 million decrease in net servicing revenues consists of these and several other factors, including an unfavorable $23.9 million impact from MSR impairment charges.  This unfavorable variance is primarily a result of a $15.4 million reduction in impairment in second quarter 2004 resulting from the restratification of the servicing portfolio tranches due to the impact rising interest rates had on the predominant risk characteristics of the MSR portfolio at that time.  In addition, net servicing revenues were impacted by an increase of $7.8 million in net hedge gains.

Table 2 - Mortgage Banking Noninterest Income
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30		Change	June 30		Change
(Dollars and volumes in millions)	2005	2004	(%)	2005	2004	(%)
Noninterest income:
Origination income	$ 95.6	$ 99.1	3.5 -	$ 195.6	$ 194.9	.4 +
Servicing income	6.3	14.4	56.3 -	20.1	42.8	53.2 -
Other	7.1	4.8	47.6 +	12.1	7.1	70.4 +
Total mortgage banking noninterest income	$ 109.0	$ 118.3	7.8 -	$ 227.8	$ 244.8	7.0 -
Refinance originations - first lien	$ 3,545.4	$ 4,226.0	16.1 -	$ 7,133.1	$ 8,200.5	13.0 -
New loan originations - first lien	5,980.4	4,688.6	27.6 +	10,011.0	7,583.2	32.0 +
Mortgage loan originations	$ 9,525.8	$ 8,914.6	6.9 +	$ 17,144.1	$ 15,783.7	8.6 +
Servicing portfolio	$ 90,822.9	$ 72,165.4	25.9 +	$ 90,822.9	$ 72,165.4	25.9 +
Certain previously reported amounts have been reclassified to agree with current presentation.

Capital Markets Noninterest Income

Capital markets noninterest income, the major component of revenue in the Capital Markets segment, is primarily generated from the purchase and sale of securities as both principal and agent, and from investment banking, loans sales, portfolio advisory and equity research activities.  Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff.  Inventory is hedged to protect against movements in fair value due to changes in interest rates.

Revenues from fixed income sales to depository investors fell $12.4 million while non-depository revenues increased $5.0 million or 21 percent.  Non-depository revenues increased to 30 percent of total noninterest income in second quarter 2005 from 23 percent in second quarter 2004, primarily as a result of the acquisition of the fixed income business of SLK in first quarter 2005.  Revenue from other fee sources represented 46 percent of total noninterest income in second quarter 2005 compared to 43 percent in second quarter 2004.

Table 3 - Capital Markets Noninterest Income
	Three Months Ended			Six Months Ended
	June 30		Growth	June 30		Growth
(Dollars in millions)	2005	2004	Rate (%)	2005	2004	Rate (%)
Noninterest income:
Fixed income - depository	$ 22.3	$ 34.7	35.7 -	$ 50.1	$ 83.9	40.3 -
Fixed income - non-depository	28.5	23.5	21.3 +	63.7	56.3	13.1 +
Other products and services	44.0	44.0	-	76.2	79.9	4.6 -
Total capital markets noninterest income	$ 94.8	$ 102.2	7.2 -	$ 190.0	$ 220.1	13.7 -
Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income

All other noninterest income categories grew 6 percent, or $7.8 million.  Second quarter 2005 noninterest income included $10.3 million net revenue from sales and securitizations of real estate residential loans, which impacted both Capital Markets and Retail/Commercial Banking segment revenues. This was reduced by $5.2 million resulting from a write-off of the net capitalized expenses on HELOC held for sale that prepaid faster than anticipated.  In second quarter 2004, noninterest income included revenue from loan sales and securitizations of $4.0 million.  Merchant processing income increased 20 percent in second quarter 2005, or $3.8 million, reflecting increased volume from existing customers as well as an expanded customer base.

NONINTEREST EXPENSE

Total noninterest expense for second quarter 2005 increased 9 percent to $419.1 million from $384.0 million in 2004.  Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 4 percent to $248.0 million from $238.4 million in 2004 primarily due to national expansion initiatives.  All other noninterest expense increased 17 percent, or $25.5 million, which included growth in occupancy expense, operations services, contract employment, dividends on FTBNA perpetual preferred stock, and advertising expense.  These increases primarily resulted from activity associated with national expansion strategies and other growth initiatives.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of probable incurred losses in the loan portfolio.  An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance.  The provision for loan losses increased 28 percent in 2005 to $15.8 million from $12.3 million in 2004 as the loan portfolio has grown 20 percent since second quarter 2004.  During this time the net charge-off ratio was 23 basis points in second quarter 2005 compared to 30 basis points in second quarter 2004 as net charge-offs decreased to $10.3 million from $11.0 million.  Net charge-offs were impacted in second quarter 2005 by improvement in the consumer loan portfolios.  The risk profile of the retail portfolio improved as the mix shifted to a greater concentration of high credit score products.  The risk profile of the commercial loan portfolio improved as indicated by current lower levels of total watch list and classified loans.

Nonperforming loans in the loan portfolio were $39.8 million on June 30, 2005, compared to $45.7 million on June 30, 2004.  The ratio of nonperforming loans in the loan portfolio to total loans was .22 percent on June 30, 2005, compared to .30 percent on June 30, 2004, reflecting the underlying stability of the loan portfolio.  Nonperforming assets of $77.5 million on June 30, 2005, decreased $12.5 million from $90.0 million on June 30, 2004.  This decrease reflects a decline in nonperforming loans and foreclosed real estate in the retail/commercial bank.

Table 4 - Asset Quality Information
	Second Quarter
(Dollars in thousands)	2005	2004
Allowance for loan losses:
Beginning balance on March 31	$ 164,195	$ 160,685
Provision for loan losses	15,786	12,292
Transfers to held for sale	-	(1,239)
Charge-offs	(13,642)	(14,305)
Recoveries	3,358	3,324
Ending balance on June 30	169,697	160,757
Reserve for off-balance sheet commitments	8,515	7,883
Total allowance for loan losses and reserve for off-balance sheet commitments	$ 178,212	$ 168,640

	June 30
	2005	2004
Retail/Commercial Banking:
Nonperforming loans	$ 39,792	$ 45,671
Foreclosed real estate	18,647	23,987
Total Retail/Commercial Banking	58,439	69,658
Mortgage Banking:
Nonperforming loans - held for sale	10,550	11,118
Foreclosed real estate	8,490	9,263
Total Mortgage Banking	19,040	20,381
Total nonperforming assets	$ 77,479	$ 90,039

Total loans, net of unearned income	$ 18,428,601	$ 15,301,467
Insured loans	(830,714)	(619,836)
Loans excluding insured loans	$ 17,597,887	$ 14,681,631

Loans 30 to 89 days past due	$ 79,854	$ 69,580
Loans 30 to 89 days past due - guaranteed*	1,883	2,261
Loans 90 days past due	29,332	25,418
Loans 90 days past due - guaranteed*	5,458	5,759
Potential problem assets**	115,984	99,355
Loans held for sale 30 to 89 days past due	40,462	48,226
Loans held for sale 30 to 89 days past due - guaranteed*	29,558	40,926
Loans held for sale 90 days past due	162,126	177,399
Loans held for sale 90 days past due - guaranteed*	159,758	176,651
Off-balance sheet commitments***	6,870,692	5,607,462

	June 30
	2005	2004
Allowance to total loans	.92%	1.05%
Allowance to loans excluding insured loans	.96	1.10
Allowance to nonperforming loans in the loan portfolio	426	352
Nonperforming assets to loans, foreclosed real estate
and other assets (Retail/Commercial Banking)	.32	.45
Nonperforming assets to unpaid principal balance of
servicing portfolio (Mortgage Banking)	.02	.03
Allowance to annualized net charge-offs	4.13x	3.66x
*    Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
**   Includes loans 90 days past due.
*** Amount of off-balance sheet commitments for which a reserve has been provided.
Certain previously reported amounts have been reclassified to agree with current presentation.

Table 5 - Net Charge-off Ratios *
	Three Months Ended
	June 30
	2005	2004
Commercial	.20%	.19%
Retail real estate	.16	.21
Other retail	.66	1.12
Credit card receivables	3.94	4.99
Total net charge-offs	.23	.30

* Table 6 provides information on the relative size of each loan portfolio.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economies of the markets where FHN does business over the long-run and will experience quarterly fluctuations depending on the type and quantity of loan growth and impacts from quarterly asset quality movements.  Additionally, asset quality in general should remain relatively stable based on expected economic conditions with normal quarterly fluctuations around recent levels; however, levels for the first half of 2005 were relatively strong.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

During second quarter 2005, earning assets consisted of loans, loans held for sale, investment securities, trading securities and other earning assets.  Earning assets grew 34 percent and averaged $31.6 billion in second quarter 2005 compared to $23.6 billion in 2004.  The increase in earning assets was primarily due to loan growth of 20 percent, 29 percent growth in loans held for sale, 162 percent growth in trading securities, and 228 percent growth in other earning assets.

LOANS

Average total loans increased 20 percent for second quarter 2005 to $17.8 billion from $14.8 billion in 2004.  Average loans represented 56 percent of average earning assets in second quarter 2005 and 63 percent in 2004.

Commercial, financial and industrial loans increased 24 percent, or $1.2 billion, since second quarter 2004 reflecting greater demand for loans as the economy improved and increased market share in Tennessee.  Commercial construction loans grew 94 percent since second quarter 2004 or $749.6 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the demand for single-family housing and expansion of the sales force and geographic reach.  The retail real estate construction portfolio increased 113 percent or $702.1 million since second quarter 2004.  Retail real estate construction loans are made to individuals for the purpose of constructing a home where FHN is committed to make the permanent mortgage.  The increase in these loans reflects the favorable housing environment and expansion of the sales force and geographic reach.    Residential real estate loans grew 4 percent or $279.8 million since second quarter 2004, due to growth in HELOC (see also Loans Held for Sale below).  The growth in HELOC reflects progress in national expansion plans which have benefited from efforts to incorporate cross-sell initiatives into the origination process.  Additional loan information is provided in Table 6 - Average Loans.

FHN has a significant concentration in loans secured by real estate which is geographically diversified nationwide.  In 2005 and 2004, 65 percent of total loans are secured by real estate (see Table 6).  Three lending products have contributed to this increased level of real estate lending - (1) significant growth in real estate residential loans identified as HELOC which grew 13 percent; (2) commercial construction lending which grew 94 percent led by growth in loans to single-family builders; and (3) retail real estate construction which grew 113 percent.  FHN's commercial real estate lending is well-diversified by product type and industry.  On June 30, 2005, FHN did not have any concentrations of 10 percent or more of total commercial, financial and industrial loans in any single industry.

Table 6 - Average Loans
	Three Months Ended June 30
		Percent	Growth		Percent
(Dollars in millions)	2005	of Total	Rate	2004	of Total
Commercial:
Commercial, financial and industrial	$ 5,894.5	33%	24.4%	$ 4,736.6	32%
Real estate commercial	1,086.3	6	12.6	965.1	7
Real estate construction	1,546.2	9	94.1	796.6	5
Total commercial	8,527.0	48	31.2	6,498.3	44
Retail:
Real estate residential	7,533.5	42	3.9	7,253.7	49
Real estate construction	1,321.2	8	113.4	619.1	4
Other retail	161.1	1	(14.6)	188.7	1
Credit card receivables	239.5	1	(7.3)	258.4	2
Total retail	9,255.3	52	11.2	8,319.9	56
Total loans, net of unearned	$ 17,782.3	100%	20.0%	$ 14,818.2	100%

Commercial loan growth should be strong as a result of our national expansion of single-family residential construction lending and greater market demand for commercial and industrial loans.  Year-over-year growth in retail loans will be primarily driven by leveraging our national sales platform.

LOANS HELD FOR SALE

Loans held for sale, consisting primarily of mortgage-related loans including first- and second-lien mortgages and HELOC, increased 29 percent to $6.1 billion in 2005 from $4.7 billion in 2004.  This growth is primarily related to higher levels of HELOC and second-lien mortgages held for sale and securitization as FHN continues to fund loan growth and maintain a stable liquidity position through whole-loan sales or securitizations.  In addition, mortgage warehouse loans increased due to the higher level of originations in 2005.

TRADING SECURITIES / OTHER EARNING ASSETS

Trading securities increased 162 percent to $2.4 billion in 2005 from $.9 billion in 2004.  Other earning assets increased 228 percent to $2.5 billion in 2005 from $.8 billion in 2004.  These increases were primarily attributable to the acquisition of SLK.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits increased 10 percent to $12.0 billion in second quarter 2005 compared to $10.9 billion in 2004, primarily due to expansion strategies which emphasize a focus on convenient hours, free checking and targeted financial center expansion.  Short-term purchased funds averaged $17.8 billion for second quarter 2005, up 65 percent or $7.0 billion from second quarter 2004.  In second quarter 2005, short-term purchased funds accounted for 55 percent of FHN's total funding, which is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities and short-term borrowings) and term borrowings, and accounted for 45 percent of total funding in second quarter 2004.  Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year.  Term borrowings averaged $2.6 billion in second quarter 2005, an increase of 6 percent from $2.4 billion in second quarter 2004.

FINANCIAL SUMMARY (Comparison of first six months of 2005 to first six months of 2004)

For the first six months of 2005, earnings totaled $211.9 million or $1.65 diluted earnings per share.  For the same period in 2004, earnings were $237.7 million or $1.84 diluted earnings per share.  Return on average shareholders' equity was 20.7 percent and return on average assets was 1.21 percent for the first six months of 2005 compared to 25.5 percent and 1.83 percent, respectively, for the first six months of 2004.

For the first six months of 2005, total revenues were $1,155.8 million, an increase of 2 percent from $1,132.0 million in 2004.  Noninterest income decreased 5 percent to $686.8 million from $722.4 million in 2004.  Noninterest expense increased 8 percent to $813.9 million for the six-month period in 2005 compared to $756.0 million in 2004.

INCOME STATEMENT REVIEW

Noninterest income for the first six months of 2005 was $686.8 million and contributed 59 percent to total revenues as compared to $722.4 million, or 64 percent of total revenues in 2004.  Mortgage banking fee income decreased 7 percent to $227.8 million from $244.8 million.  During this period, fees from the origination process remained stable while net servicing income declined $22.7 million primarily due to increased MSR impairment.  Servicing fees increased $28.3 million or 26 percent and amortization of capitalized MSR increased 27 percent, or $19.8 million in 2005 as the servicing portfolio increased 26 percent to $90.8 billion.  MSR impairment increased $19.7 million, while net hedge results had a negative impact of $11.7 million.  See Table 2 - Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.  Fee income from capital markets decreased 14 percent to $190.0 million from $220.1 million for 2004.  For the first six months of 2005, all other noninterest income categories grew 5 percent, or $11.5 million, to $269.0 million.  This growth was led by revenue from loan sales and securitizations which increased 163 percent or $14.6 million in 2005 and merchant processing noninterest income, which increased 21 percent or $7.6 million.  Partially offsetting these increases was a $6.8 million write-off in 2005 of the net capitalized expenses on HELOC held for sale that prepaid faster than anticipated.  In addition, net security gains of $4.1 million primarily from sales of securities and divestiture gains of $3.8 million from the sale of certain merchant relationships were recognized in 2004.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 15 percent to $469.0 million from $409.6 million for the first six months of 2004 while earning assets increased 35 percent to $30.5 billion from $22.5 billion in 2004.  The year-to-date consolidated margin decreased to 3.09 percent in 2005 from 3.65 percent in 2004.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first six months of 2005 increased 8 percent to $813.9 million from $756.0 million in 2004.  Personnel expense increased $14.4 million or 3 percent in 2005 primarily due to growth initiatives in Retail/Commercial Banking.  All other expense categories increased 16 percent or $43.5 million in 2005, which included growth in occupancy expense, operations services, dividends on FTBNA perpetual preferred stock, contract employment, and legal and professional fees.  The provision for loan losses increased 9 percent to $28.9 million from $26.5 million in the first six months of 2004.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

BUSINESS LINE REVIEW

Retail/Commercial Banking

For the first six months of 2005, pre-tax income increased 25 percent to $233.1 million from $187.0 million in 2004.  Total revenues for the six-month period were $653.8 million, an increase of 16 percent from $562.8 million in 2004.  Net interest income increased 26 percent, or $83.9 million as earning assets grew 26 percent.  Noninterest income increased 3 percent, or $7.1 million primarily due to increased revenue from loan sales and securitizations and merchant processing.  Provision for loan losses increased 8 percent in 2005 to $28.7 million from $26.5 million as the loan portfolio has grown by 20 percent compared to the first six months of 2004.  Total noninterest expense for the six-month period increased 12 percent to $392.0 million from $349.3 million in 2004.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Mortgage Banking

For the first six months of 2005 pre-tax income decreased 28 percent to $80.8 million from $112.3 million in 2004.  Total revenues for the six-month period were $310.9 million, a decrease of 6 percent from $330.7 million in 2004.  During this period, fees from the origination process increased $.7 million while net servicing income declined $22.7 million.  See Table 2 - Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.  Total noninterest expense for the six-month period increased 5 percent to $229.9 million from $218.4 million in 2004.  Total noninterest expense increased primarily due to growth in the sales force and increased production volume.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Capital Markets

For the first six months of 2005 pre-tax income decreased 71 percent to $16.0 million from $55.8 million in 2004.  Total revenues for the six-month period were $180.2 million, a decrease of 19 percent from $222.6 million in 2004.  Total noninterest expense for the six-month period decreased 2 percent to $164.2 million from $166.8 million in 2004 primarily due to decreased personnel expenses resulting from lower commissions and incentives associated with the reduced fee income this year.  This positive impact was partially offset by increased expenses associated with the acquisition of SLK.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Corporate

For the first six months of 2005, Corporate had a pre-tax loss of $16.9 million compared to a pre-tax loss of $5.6 million in 2004.  Included in 2005 was $3.6 million in dividends on noncumulative perpetual preferred stock issued in the first quarter 2005, while 2004 results include $3.8 million in security gains primarily due to a portfolio restructuring and venture capital gains.

CAPITAL

Management's objectives are to provide capital sufficient to cover the risks inherent in FHN's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders' equity increased 12 percent in second quarter 2005 to $2.1 billion from $1.9 billion, reflecting internal capital generation.  Period-end shareholders' equity was $2.2 billion on June 30, 2005, up 14 percent from 2004.  The increase in shareholders' equity during 2005 came from retention of net income after dividends and the effects of stock option exercises reduced by shares repurchased.  The change in capital was reduced by share repurchases, mainly related to stock option exercises, which totaled $33.2 million or .8 million shares primarily in the second half of 2004.  Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management.  Pursuant to board authority, FHN may repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders.  In order to maintain FHN's well-capitalized status while sustaining the strong balance sheet growth anticipated in the near-term, FHN has raised approximately $295 million of additional capital and did not repurchase shares in second quarter 2005.

Table 7 - Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Number
	Total Number		Purchased as Part of	of Shares that May
	of Shares	Average Price	Publicly Announced	Yet Be Purchased Under
(Volume in thousands)	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
2005
April 1 to April 30	-	-	-	30,010
May 1 to May 31	-	-	-	30,010
June 1 to June 30	-	-	-	30,010
Total	-	-	-
Compensation Plan Programs:
-	A consolidated compensation plan share purchase program was approved on July 20, 2004 and was announced on August 6, 2004. This plan consolidates into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program is 25.1 million shares which may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date.
Other Programs:
-	A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16, 2001, it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004. On October 19, 2004, the board of directors extended the authorization until December 31, 2007.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries.  Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.  The system categorizes a depository institution's capital position into one of five categories ranging from well-capitalized to critically under-capitalized.  For an institution to qualify as well-capitalized, Tier 1

Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively.  As of June 30, 2005, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 6 - Regulatory Capital.

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

INTEREST RATE RISK MANAGEMENT

Interest rate sensitivity risk is defined as the risk that future changes in interest rates will adversely impact income.  The primary objective of managing interest rate risk is to minimize the volatility to earnings from changes in interest rates and preserve the value of FHN's capital.  ALCO, a committee consisting of senior management that meets regularly, is responsible for coordinating the financial management of interest rate risk.  Interest rate risk is managed by structuring the balance sheet to attempt to maintain the desired level of net interest income while managing interest rate risk and liquidity.  Derivatives are used to manage interest rate risk inherent in other revenue streams.

Net interest income and the financial condition of FHN are affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.  To the extent that earning assets reprice more quickly than liabilities, this position will benefit net interest income in a rising interest rate environment and will negatively impact net interest income in a declining interest rate environment.  In the case of floating-rate assets and liabilities, FHN may also be exposed to basis risk, which results from changing spreads between loan and deposit rates.  Generally, when interest rates decline the prepayment risk for MSR in Mortgage Banking increases.

In certain cases, derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates.  For example, Mortgage Banking uses derivatives to protect against MSR prepayment risk and against changes in fair value of the mortgage pipeline and warehouse.  Capital Markets uses derivatives to protect against the risk of loss arising from adverse changes in the fair value of its inventory due to changes in interest rates.  The prepayment risk in our loan portfolio is not hedged with derivatives or otherwise.

In addition to the impact to balance sheet accounts, the income from Mortgage Banking and Capital Markets are affected by changes in interest rates.  Generally, an increase in rates should reduce origination fees and profit from the sale of loans.  A flattening yield curve negatively impacts Mortgage Banking's hedging costs as well as warehouse spreads.  In addition, a flattening yield curve at a time of uncertainty concerning the future interest rate environment negatively impacts the demand for fixed income securities and, therefore, Capital Markets' revenue, as well as trading inventory spreads.

LIQUIDITY MANAGEMENT

ALCO focuses on being able to fund assets with liabilities of the appropriate duration, as well as the risk of not being able to meet unexpected cash needs.  The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations.  This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, maintaining sufficient unused borrowing capacity in the national money markets, growing core deposits, and the repayment of loans and the capability to sell or securitize loans.  ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments.  Funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Home Loan Bank, the Federal Reserve Banks, access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, availability to the overnight and term Federal Funds markets, access to retail brokered certificates of deposit, dealer and commercial customer repurchase agreements, and through the sale or securitization of loans.

Core deposits are a significant source of funding and have been a stable source of liquidity for banks.  These deposits are insured by the Federal Deposit Insurance Corporation to the extent authorized by law.  For second quarter 2005 and 2004, the average total loans, excluding loans held for sale, to core deposits ratio was 149 percent and 136 percent, respectively.  As loan growth currently exceeds core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position.  One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations.  FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans to maturity.

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

Prior to February 2005, FTBNA had a bank note program under which the bank was able to borrow funds from time to time at maturities of 30 days to 30 years.  This bank note program has been terminated in connection with the establishment of a new program.  That termination does not affect any previously-issued notes outstanding.  In February 2005, FTBNA established a new bank note program providing additional liquidity of $5.0 billion.   This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes.  On June 30, 2005, $4.7 billion was available under current conditions through the bank note program as a funding source.

Liquidity has also been obtained through FTBNA's issuance of 300,000 shares of noncumulative perpetual preferred stock which provided approximately $295 million additional capital (see also Note 10 - Preferred Stock of Subsidiary).  In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN's junior subordinated debentures through two Delaware business trusts wholly owned by FHN and through preferred stock issued by an indirect wholly owned subsidiary of FHN ($45.3 million on June 30, 2005).

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the six-month periods ending June 30, 2005 and 2004.  Net cash provided by financing activities was the primary contributor to the increase in cash and cash equivalents in both six-month periods. Growth in deposits comprised a significant portion of FHN's positive cash flows from financing activities in 2005.  In addition, growth in short-term borrowings contributed to the net cash provided from financing activities in both periods.  In 2004 term borrowings also provided liquidity.  These funds were utilized to meet the liquidity needs related to the strong loan growth that is reflected in the negative cash flows from investing activities in 2005 and 2004.  Negative cash flows from investing activities also resulted from acquisition activity and a larger investment portfolio due to balance sheet repositioning in 2005.  Sales and maturities of investment securities largely offset purchases in 2004.

Parent company liquidity is maintained by cash flows from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders.  The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt.  Under an effective shelf registration statement on file with the SEC, FHN, as of June 30, 2005, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers (known as correspondent brokers) for sale to secondary market investors and subsequently services the majority of those loans.  Additionally, FTN Financial Capital Assets Corporation frequently purchases the same types of loans from customers.  Substantially all of these mortgage loans are exchanged for securities, which are issued through investors, including government-sponsored enterprises (GSE), such as GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets.  Each of the GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities.  Many private investors are also active in the secondary market as issuers and investors.  The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market.  To the extent that transferred loans are subsequently determined not to meet the agreed upon qualifications or criteria, the purchaser has the right to return those loans to FHN.  In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).  After sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.

FHN's use of GSE as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry.  During second quarter 2005, $4.6 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these GSE.

Certain of FHN's originated loans, including second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through GSE.  FHN pools and securitizes these non-conforming loans in proprietary transactions.  After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.  These transactions, which are conducted through single-purpose business trusts, are the most efficient way for FHN and other participants in the housing industry to monetize these assets.  On June 30, 2005, the outstanding principal amount of loans in these off-balance sheet business trusts was $15.3 billion.  Given the significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

FHN has various other financial obligations which may require future cash payments.  Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction.  In addition, FHN enters into commitments to extend credit to borrowers, including loan commitments, standby letters of credit, and commercial letters of credit.  These commitments do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

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

CAPITAL MANAGEMENT

The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.  Management has a Capital Management committee that is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy.  The committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital.  The committee also recommends capital management policies, which are submitted for approval to the Enterprise-wide Risk/Return Management Committee and the Board.

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

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS

When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower.  An amount is capitalized as MSR on the Consolidated Condensed Statements of Condition based on the expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan.  During second quarter 2005 and 2004, First Horizon Home Loans capitalized $93.3 million and $113.7 million, respectively, of MSR in connection with sales of first-lien mortgage loans in the secondary market and acquisition of servicing rights from third parties.  On June 30, 2005 and 2004, the total outstanding principal amount of First Horizon Home Loans' first-lien servicing portfolio aggregated $90.8 billion and $72.2 billion, respectively.

MSR Estimated Fair Value

The fair value of MSR typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio.

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

Float Income: Estimated float income is driven by expected float balances (principal, interest and escrow payments that are held pending remittance to the investor or other third party) and current market interest rates, including the thirty-day London Inter-Bank Offered Rate (LIBOR) and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair market value of MSR.

First Horizon Home Loans engages in a process referred to as "price discovery" on a monthly basis to assess the reasonableness of the estimated fair value of MSR.  Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal valuation of the servicing portfolio by a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data available through third party participants in the mortgage banking business.  Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information.  On June 30, 2005 and 2004, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

The First Horizon Risk Management Committee (FHRMC) submits the overall assessment of the estimated fair value of MSR monthly for review.  The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon Home Loans' MSR.  Each quarter, FHN's MSR Committee reviews the original valuation, impairment, and the initial capitalization rates for newly originated MSR.  In addition, each quarter the Executive Committee of FHN's board of directors reviews the initial capitalization rates and approves the amortization expense.

MSR are included on the Consolidated Condensed Statements of Condition, net of accumulated amortization.  The changes in value of MSR are included as a component of Mortgage Banking - Noninterest Income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of MSR

First Horizon Home Loans also enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR due solely to changes in the benchmark interest rate (10-year LIBOR swap rate).  Substantially all capitalized MSR are hedged for economic purposes with the vast majority of MSR routinely qualifying for hedge accounting.  For purposes of measuring effectiveness of the hedge, time decay and recognized net interest income, including changes in value attributable to changes in spot and forward prices, if applicable, are excluded from the change in value of the related derivatives. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio are designated to specific risk tranches of servicing.  First Horizon Home Loans enters into hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  Hedges are reset at least monthly and more frequently, as needed, to respond to changes in interest rates or hedge composition.  Generally, a coverage ratio approximating 100 percent is maintained on hedged MSR.  Prior to acquiring a new hedge instrument, First Horizon Home Loans performs a prospective evaluation of anticipated hedge effectiveness by reviewing the historical regression between the underlying index of the proposed hedge instrument and the mortgage rate.  At the end of each hedge period, the change in the fair value of the hedged MSR asset due to the change in benchmark interest rate is calculated and becomes an historical data point.  Retrospective hedge effectiveness is determined by performing a regression analysis of all collected data points over a rolling 12 month period.  Effective hedging under SFAS No. 133 results in adjustments to the recorded value of the MSR.  These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, are included as a component of servicing income in mortgage banking noninterest income.

MSR subject to SFAS No. 133 hedges totaled $1.0 billion on June 30, 2005 and 2004. The related derivatives, an asset of $130.6 million and a liability of $3.7 million on June 30, 2005 and 2004, respectively, were classified as other assets or other liabilities. For second quarter 2005 and 2004, total SFAS No. 133 ineffectiveness was a gain of $17.3 million and a loss of $1.1 million, respectively.  These amounts were recognized as a component of net servicing income in mortgage banking noninterest income.  Included in these amounts were $12.4 million and $11.8 million in second quarter 2005 and 2004, respectively, representing recognized net interest income and time decay on various hedges, which were excluded for purposes of measuring hedge effectiveness. The remaining ineffectiveness was a gain of $4.9 million and a loss of $12.9 million in 2005 and 2004, respectively.

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates, which at the time of sale result in the capitalization of new MSR associated with new production.  This provides for a "natural hedge" in the mortgage banking business cycle.  New production and origination does not prevent First Horizon Home Loans from recognizing impairment expense on existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR as a component of realized gains related to the sale of such loans in the secondary market, thus the natural hedge, which tends to offset a portion of the MSR impairment charges during a period of low interest rates.  In a period of increased borrower prepayments, impairment can be significantly offset by a strong replenishment rate and strong net margins on new loan originations.  To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

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

Actual vs. Estimated MSR Critical Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSR requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income.  Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors.  As a result, the estimated assumptions used to value MSR - particularly the estimate of prepayment speeds - can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings.  Table 8 provides a summary of actual and estimated weighted average prepayment speeds and float income used in determining the estimated fair value of MSR for the quarters ended June 30, 2005 and 2004.  Although the estimates of discount rates and cost to service assumptions used in determining the estimated fair value of MSR can vary from actual experience, such differences have not been material for the quarters ended June 30, 2005 and 2004.

For the quarters ended June 30, 2005 and 2004, the amortization rates calculated by the model were 16.1 percent and 15.1 percent, respectively, while the related actual runoff was 25.3 percent and 35.9 percent, respectively.  The difference between the amortization rate calculated by the model and the actual runoff experienced was the primary reason for the impairment charges associated with MSR for second quarter 2005 of $23.5 million.  For the period ended June 30, 2004, impairment resulting from the difference between the amortization rate calculated by the model and actual run off experienced was reduced by the effect of the restratification of the servicing portfolio tranches, which was triggered by the impact that rising interest rates had on the predominate risk characteristics of the MSR portfolio, resulting in a recapture of a portion of the valuation reserve and, therefore, reduced impairment of $15.4 million, or a net recovery of $.4 million for the quarter.

Table 8 - Mortgage Banking MSR Critical Assumptions
	Three Months Ended
	June 30
(Dollars in millions)	2005	2004
Prepayment speeds
Actual	25.3%	35.9%
Estimated*	21.3	27.5
Float income
Actual	$ 11.1	$ 6.9
Estimated	8.0	5.3
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

Hedging the Fair Value of Interest-Only Certificates

First Horizon Home Loans utilizes derivatives (including swaps, swaptions, and mortgage forward sales contracts) that change in value inversely to the movement of interest rates to protect the value of its interest-only securities as an economic hedge.  Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of interest-only securities are included in current earnings in mortgage banking noninterest income as a component of servicing income.  Interest-only securities are included in trading securities with changes in fair value recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.

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

Residual-Interest Certificates Fair Value - HELOC and Second-lien Mortgages

In certain cases, when First Horizon Equity Lending sells HELOC or second-lien mortgages in the secondary market, it retains an interest in the loans sold primarily through a residual-interest certificate.  Residual-interest certificates are financial assets which represent rights to receive earnings to the extent of excess income generated by the underlying loan collateral of certain mortgage-backed securities, which is not needed to meet contractual obligations of senior security holders. The fair value of a residual-interest certificate typically changes based on the differences between modeled prepayment speeds and credit losses and actual experience.  Additionally, similar to MSR and interest-only certificates, the market for residual-interest certificates is limited, and the precise terms of transactions involving residual-interest certificates are not typically readily available.  Accordingly, FHN relies primarily on a discounted cash flow model, which is prepared monthly, to estimate the fair value of its residual-interest certificates.

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

First Horizon Home Loans' warehouse (first-lien mortgage loans held for sale) is subject to changes in fair value, primarily due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, First Horizon Home Loans enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

To the extent that these interest rate derivatives are designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation is expected, the hedged loans qualify for hedge accounting under SFAS No. 133. If the regression analysis does not show consistently strong correlation, hedge accounting under SFAS No. 133 is not attempted.  Anticipated correlation is determined based on the historical regressions between the change in fair value of the derivatives and the change in fair value of the hedged mortgage loans. Hedges are reset daily and the statistical correlation is calculated using these daily data points which are accumulated monthly. Retrospective hedge effectiveness is measured monthly using the regression correlation at the end of the month. First Horizon Home Loans generally maintains a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans accounted for under SFAS No. 133. Effective SFAS No. 133 hedging results in adjustments to the recorded value of those hedged loans which adjustments are included as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $224.0 billion and $638.3 billion on June 30, 2005 and 2004 respectively.  The balance sheet impact of the related derivatives was a liability of $.8 million and $6.3 million on June 30, 2005 and 2004, respectively. For second quarter 2005 and 2004, gains of $3.9 million and $2.7 million, respectively, representing the hedge ineffectiveness of these fair value hedges, were recognized as a component of gain or loss on sale of loans.

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price.  During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower.  First Horizon Home Loans enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitment from changes in value due to changes in interest rates. Under SFAS No. 133 interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Interest rate lock commitments generally have a term of up to 60 days before the closing of the loan.  The interest rate lock commitment, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan.  Therefore, First Horizon Home Loans makes estimates of expected "fallout" (locked pipeline loans not expected to close), using models which consider cumulative historical fallout rates and other factors.  Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons.  Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse.

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

For the periods ended June 30, 2005 and 2004, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower.  Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in an asset with an estimated fair value of $25.4 million and $21.5 million on June 30, 2005 and 2004, respectively.

FORECLOSURE RESERVES

As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market.  Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure.  On June 30, 2005 and 2004, $3.3 billion and $3.6 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk.  On June 30, 2005 and 2004, $188.9 million and $227.9 million, respectively, of mortgage loans were outstanding which were sold under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the servicing portfolio.  The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure.  In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses.  On June 30, 2005 and 2004, the foreclosure reserve was $15.5 million and $19.0 million, respectively.  While the servicing portfolio has grown from $72.2 billion on June 30, 2004, to $90.8 billion on June 30, 2005, the foreclosure reserve has decreased primarily due to a reduction in the recourse portfolio.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations.  Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.  There have been no significant changes to the methodology for the quarters ended June 30, 2005 and 2004.

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

In connection with obtaining the independent valuation, management provided certain data and information that was utilized by the third party in its determination of fair value.  This information included budgeted and forecasted earnings of FHN at the reporting unit level.  Management believes that this information is a critical assumption underlying the estimate of fair value.  The independent third party made other assumptions critical to the process, including discount rates, asset and liability growth rates, and other income and expense estimates, through discussions with management.

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

OTHER

ACCOUNTING CHANGES

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which requires retrospective application of voluntary changes in accounting principle.  A change in accounting principle mandated by new accounting pronouncements should follow the transition method specified by the new guidance.  However, if transition guidance is not otherwise specified, SFAS No. 154's retrospective application requirement will apply.  SFAS No. 154 does not alter the accounting requirement for changes in estimates (prospective) and error corrections (restatement).  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123-R), which requires recognition of expense over the requisite service period for awards of share-based compensation to employees.  Due to SEC action in April 2005, the mandatory adoption date for SFAS No. 123-R was moved to January 1, 2006 with earlier adoption permitted.  As permitted by the original SFAS No. 123, FHN has accounted for its equity awards under the provisions of APB No. 25.  Upon adoption of SFAS No. 123-R, the grant date fair value of an award will be used to measure the compensation expense recognized for the award.  For unvested awards granted prior to the adoption of SFAS No. 123-R, the fair values utilized will equal the values used in preparation of the disclosures required under the original SFAS No. 123.   Compensation expense recognized after adoption of SFAS No. 123-R will incorporate an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting.   Upon initial adoption of SFAS No. 123-R, FHN is required to reclassify deferred compensation debit balances to capital surplus and to make a cumulative effect entry for outstanding unvested awards that are not expected to vest due to anticipated forfeiture.  As permitted by SFAS No. 123-R, FHN intends to retroactively apply the provisions of SFAS No. 123-R to its prior period financial statements.  Given the current structure of FHN's compensation program, utilization of the Black-Scholes model and applying management's current interpretation, the adoption of SFAS No. 123-R is estimated to result in a reduction of 2006 pre-tax income between $12 million and $17 million, which represents $.06 to $.08 per share.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47) was issued in March 2005.  FIN No. 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service.  FIN No. 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure.  FHN currently owns certain buildings that contain asbestos.  As a result of adopting No. FIN 47, FHN will increase the value of its recorded tangible assets at the time it recognizes the associated conditional retirement obligation.  The retirement liability is accreted through interest expense to the estimated payouts that would be made in the future if settlement of the liability were to occur.  Previously, FHN did not accrue any retirement liability for the expected retirement costs on these buildings due to the uncertainty associated with the timing and amount of payment.  FIN No. 47 is effective no later than the end of fiscal 2005.  FHN is currently assessing the financial impact of adopting FIN No. 47.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, especially the section captioned "Risk Management - Interest Rate Risk Management on page 36, as well as all other portions that discuss interest rates, the interest rate market or environment, and other similar matters; (b) the "Interest Rate Risk Management" subsection of Note 1 included as Item 1 of Part I  of the report on page 11 (c) the section entitled "Risk Management - Interest Rate Risk Management" of the Management's Discussion and Analysis of Results of Operations and Financial Condition section of FHN's 2004 Annual Report to shareholders, and (d) the "Interest Rate Risk Management" subsection of Note 1 to the Consolidated Financial Statements included in FHN's 2004 Annual Report to shareholders.

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

Part II.

OTHER INFORMATION

Items 1, 3, and 5

As of the end of the second quarter 2005, the answers to Items 1, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2          Unregistered Sales of Equity Securities and Use of Proceeds

(a)      None

(b)      Not applicable

      (c)      The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of

           Part I - First Horizon National Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations at page 35.

Item 4.  Submission of Matters to a Vote of Securities Holders.

(a)       The Corporation's annual meeting of shareholders was held on April 19, 2005.

(b)       Proxies for the annual meeting were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's three Class III nominees listed in the proxy statement: Simon F. Cooper; James A. Haslam, III; and Mary F. Sammons. All of management's nominees were elected. Eight Class I and Class II directors continued in office: R. Brad Martin; Vicki R. Palmer; William B. Sansom; Jonathan P. Ward; Robert C. Blattberg; J. Kenneth Glass; Michael D. Rose; and Luke Yancy III.

(c)       In addition to the election of directors, the shareholders ratified the appointment of KPMG LLP as independent auditor for the year 2005. The specific shareholder vote related to the election and ratification items is summarized below:

Vote Item	Nominee	For	Withheld	Abstain	Broker Nonvote
1. Election	Simon F. Cooper	101,462,789	589,152	0	0
of Directors	James A. Haslam, III	96,197,265	5,854,676	0	0
	Mary F. Sammons	101,048,553	1,003,388	0	0

Vote Item	Auditor	For	Against	Abstain	Broker Nonvote
2. Ratification of Auditor	KPMG LLP	100,973,276	679,273	399,392	0

(d)       Not applicable.

Item 6           Exhibits

(a)   Exhibits.

        Exhibit No.                               Description

4                                      Instruments defining the rights of security holders, including indentures.*

10.1(l)**                           Description of April 19, 2005 amendments to the First Horizon National Corporation Nonqualified Deferred Compensation Plan (formerly First Tennessee National Corporation Nonqualified Deferred Compensation Plan), incorporated herein by reference to Exhibit 10.1(l) to the registrant's Current Report on Form 8-K filed April 25, 2005.

10.3(d)**                          Form of 2005 PARSAP Agreement (for the CEO), incorporated herein by reference to Exhibit 10.3(d) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.3(e)**                          Form of 2005 PARSAP Agreement (for executive officers other than the CEO), incorporated herein by reference to Exhibit 10.3(e) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.3(f)**                           Description of performance criteria related to 2005 PARSAP Agreement, incorporated herein by reference to Exhibit 10.3(f) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.5(g)**                          Form of Stock Option Grant Notice (used for executive officers after 2004), incorporated herein by reference to Exhibit 10.5(g) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.5(h)**                          Form of Restricted Stock Grant Notice (used after 2004), incorporated herein by reference to Exhibit 10.5(h) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.6(a)**                          2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Exhibit 10.6(a) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.15**                            2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.15 to the registrant's Current Report on Form 8-K filed April 25, 2005. Messrs. Burkett, Hughes, Baker, and Martin are the executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit. Currently, the "salary amount" referred to in Section 5(iv)(C) for all executive officers is to be "three."

10.16**                            Description of compensation arrangements for the registrant's non-employee directors, as revised April 19, 2005, incorporated herein by reference to Exhibit 10.16 to the registrant's Current Report on Form 8-K filed April 25, 2005.

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

31(a)                               Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)                               Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)                               18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)                               18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

DATE: 8/05/05	By:	/s/ Marlin L. Mosby III
Marlin L. Mosby III
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

           Exhibit No.                            Description

4                                      Instruments defining the rights of security holders, including indentures.*

10.1(l)**                           Description of April 19, 2005 amendments to the First Horizon National Corporation Nonqualified Deferred Compensation Plan (formerly First Tennessee National Corporation Nonqualified Deferred Compensation Plan), incorporated herein by reference to Exhibit 10.1(l) to the registrant's Current Report on Form 8-K filed April 25, 2005.

10.3(d)**                          Form of 2005 PARSAP Agreement (for the CEO), incorporated herein by reference to Exhibit 10.3(d) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.3(e)**                          Form of 2005 PARSAP Agreement (for executive officers other than the CEO), incorporated herein by reference to Exhibit 10.3(e) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.3(f)**                           Description of performance criteria related to 2005 PARSAP Agreement, incorporated herein by reference to Exhibit 10.3(f) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.5(g)**                          Form of Stock Option Grant Notice (used for executive officers after 2004), incorporated herein by reference to Exhibit 10.5(g) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.5(h)**                          Form of Restricted Stock Grant Notice (used after 2004), incorporated herein by reference to Exhibit 10.5(h) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.6(a)**                          2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Exhibit 10.6(a) to the registrant's Quarterly Report on Form 10-Q filed May 10, 2005.

10.15**                            2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.15 to the registrant's Current Report on Form 8-K filed April 25, 2005. Messrs. Burkett, Hughes, Baker, and Martin are the executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit. Currently, the "salary amount" referred to in Section 5(iv)(C) for all executive officers is to be "three."

10.16**                            Description of compensation arrangements for the registrant's non-employee directors, as revised April 19, 2005, incorporated herein by reference to Exhibit 10.16 to the registrant's Current Report on Form 8-K filed April 25, 2005.

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

31(a)                               Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)                               Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)                               18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)                               18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

  *   The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

 **  This is a management contract or compensatory plan required to be filed as an exhibit.
53