Form 10-Q
period 2005-09-30
FIRST HORIZON NATIONAL CORP
filed 2005-11-09
CIK 36966

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

      (Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  x    No____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes        No   x

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	126,002,753
Class	Outstanding on September 30, 2005

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands)(Unaudited)	2005	2004	2004
Assets:
Cash and due from banks	$ 1,037,352	$ 810,541	$ 638,189
Federal funds sold and securities
purchased under agreements to resell	1,972,318	475,295	682,310
Total cash and cash equivalents	3,009,670	1,285,836	1,320,499
Investment in bank time deposits	6,373	5,696	5,329
Trading securities	2,013,535	1,068,585	988,015
Loans held for sale	5,158,103	3,893,279	5,167,981
Securities available for sale	2,841,633	1,771,762	2,680,556
Securities held to maturity (market value of $391 on September 30, 2005; $559 on
September 30, 2004; and $457 on December 31, 2004)	383	541	441
Loans, net of unearned income	19,212,110	16,403,309	16,427,673
Less: Allowance for loan losses	185,029	161,856	158,159
Total net loans	19,027,081	16,241,453	16,269,514
Mortgage servicing rights, net	1,210,284	966,146	1,036,458
Goodwill	309,540	184,690	187,200
Other intangible assets, net	86,855	37,161	34,769
Capital markets receivables	1,453,451	1,025,806	276,298
Premises and equipment, net	411,971	369,701	379,359
Real estate acquired by foreclosure	27,856	32,472	27,777
Other assets	1,485,572	1,411,597	1,397,487
Total assets	$ 37,042,307	$ 28,294,725	$ 29,771,683

Liabilities and shareholders' equity:
Deposits:
Checking interest and money market	$ 4,331,644	$ 3,822,912	$ 4,220,376
Savings	288,903	290,128	289,831
Certificates of deposit under $100,000 and other time	2,338,365	2,051,760	2,061,262
Certificates of deposit $100,000 and more	12,497,183	7,801,248	8,216,176
Interest-bearing	19,456,095	13,966,048	14,787,645
Noninterest-bearing	5,891,479	4,956,260	4,994,522
Total deposits	25,347,574	18,922,308	19,782,167
Federal funds purchased and securities
sold under agreements to repurchase	2,357,973	2,152,886	3,247,048
Trading liabilities	906,626	291,574	426,343
Commercial paper and other short-term borrowings	1,217,904	208,924	139,776
Term borrowings	2,000,113	2,453,510	2,616,368
Capital markets payables	1,507,563	1,158,991	390,323
Other liabilities	1,151,370	1,123,398	1,128,217
Total liabilities	34,489,123	26,311,591	27,730,242
Preferred stock of subsidiary	295,274	454	458
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 126,002,753 on September 30, 2005;
123,127,697 on September 30, 2004; and 123,531,904 on December 31, 2004)	78,752	76,955	77,207
Capital surplus	258,951	165,212	173,872
Undivided profits	1,962,858	1,745,759	1,795,853
Accumulated other comprehensive loss, net	(33,621)	(11,195)	(9,928)
Deferred compensation on incentive plans	(21,147)	(7,134)	(8,181)
Deferred compensation obligation	12,117	13,083	12,160
Total shareholders' equity	2,257,910	1,982,680	2,040,983
Total liabilities and shareholders' equity	$ 37,042,307	$ 28,294,725	$ 29,771,683
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME		First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)(Unaudited)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$ 299,100	$ 199,466	$ 795,477	$ 549,074
Interest on investment securities	31,397	28,467	92,672	81,692
Interest on loans held for sale	111,573	56,120	284,555	158,828
Interest on trading securities	35,718	13,954	101,279	37,743
Interest on other earning assets	19,651	2,176	46,717	4,676
Total interest income	497,439	300,183	1,320,700	832,013
Interest expense:
Interest on deposits:
Savings	108	94	302	304
Checking interest and money market account	16,153	6,087	41,015	16,254
Certificates of deposit under $100,000 and other time	20,466	15,923	56,371	43,289
Certificates of deposit $100,000 and more	102,061	28,161	247,276	65,547
Interest on trading liabilities	23,237	4,863	60,635	14,381
Interest on short-term borrowings	50,619	13,500	116,517	30,201
Interest on term borrowings	24,634	13,305	69,368	34,172
Total interest expense	237,278	81,933	591,484	204,148
Net interest income	260,161	218,250	729,216	627,865
Provision for loan losses	22,608	10,044	51,503	36,565
Net interest income after provision for loan losses	237,553	208,206	677,713	591,300
Noninterest income:
Mortgage banking	140,482	105,155	368,237	349,987
Capital markets	82,158	79,913	272,109	300,036
Deposit transactions and cash management	41,268	38,624	113,994	110,819
Merchant processing	22,680	19,299	66,379	55,407
Insurance commissions	12,673	13,962	40,947	44,460
Trust services and investment management	11,299	11,838	33,741	35,533
Gains on divestitures	-	-	-	3,800
Equity securities (losses)/gains, net	(406)	5,506	(397)	5,764
Debt securities gains, net	-	14,877	-	18,718
All other income and commissions	59,383	38,440	161,312	125,514
Total noninterest income	369,537	327,614	1,056,322	1,050,038
Adjusted gross income after provision for loan losses	607,090	535,820	1,734,035	1,641,338
Noninterest expense:
Employee compensation, incentives and benefits	261,906	210,089	752,956	686,741
Occupancy	26,547	23,865	77,611	66,527
Equipment rentals, depreciation and maintenance	19,668	18,713	57,159	54,062
Operations services	20,660	17,801	59,465	49,144
Communications and courier	14,809	12,118	41,386	37,144
Amortization of intangible assets	3,598	2,165	10,320	6,527
All other expense	89,031	80,845	251,208	221,507
Total noninterest expense	436,219	365,596	1,250,105	1,121,652
Income before income taxes	170,871	170,224	483,930	519,686
Provision for income taxes	54,674	56,623	155,819	168,430
Net income	$ 116,197	$ 113,601	$ 328,111	$ 351,256
Earnings per common share (Note 7)	$ .92	$ .91	$ 2.62	$ 2.81
Diluted earnings per common share (Note 7)	$ .90	$ .89	$ 2.55	$ 2.73
Weighted average shares outstanding (Note 7)	125,837,538	124,282,776	125,170,708	124,846,744
Diluted weighted average shares (Note 7)	129,359,395	127,845,448	128,773,307	128,677,169
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2005	2004
Balance, January 1	$ 2,040,983	$ 1,890,318
Net income	328,111	351,256
Other comprehensive income:
Unrealized market adjustments, net of tax	(23,693)	(11,877)
Comprehensive income	304,418	339,379
Cash dividends declared	(161,104)	(148,261)
Common stock issued for exercise of stock options	36,363	59,513
Tax benefit from non-qualified stock options	5,209	15,038
Common stock repurchased	(488)	(184,102)
Common stock issued for acquisition of Greenwich Home Mortgage Corp.	3,895	-
Common stock issued for acquisition of West Metro Financial Services, Inc.	20,998	-
Amortization on deferred incentive plans	6,037	2,892
Other	1,599	7,903
Balance, September 30	$ 2,257,910	$ 1,982,680
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)		2005	2004
Operating	Net income	$ 328,111	$ 351,256
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	51,503	36,565
	Provision for deferred income tax	32,936	56,347
	Depreciation and amortization of premises and equipment	38,303	46,256
	Amortization and impairment of mortgage servicing rights	178,363	139,515
	Amortization of intangible assets	10,320	6,527
	Net other amortization and accretion	69,011	46,132
	Decrease in derivatives, net	104,709	122,909
	Market value adjustment on foreclosed property	5,005	1,604
	Equity securities losses/(gains), net	397	(5,764)
	Debt securities (gains), net	-	(18,718)
	Net losses on disposal of fixed assets	140	105
	Net (increase)/decrease in:
	Trading securities	(336,344)	(268,095)
	Loans held for sale	32,750	(404,279)
	Capital markets receivables	(1,177,153)	(428,385)
	Interest receivable	(49,819)	(15,078)
	Other assets	(508,360)	(574,748)
	Net increase/(decrease) in:
	Capital markets payables	1,117,240	454,090
	Interest payable	47,454	11,514
	Other liabilities	(72,923)	121,493
	Trading liabilities	480,283	163,857
	Total adjustments	23,815	(508,153)
	Net cash provided/(used) by operating activities	351,926	(156,897)
Investing	Maturities of held to maturity securities	59	489
Activities	Available for sale securities:
	Sales	56,844	1,280,974
	Maturities	327,646	350,822
	Purchases	(581,159)	(929,054)
	Premises and equipment:
	Sales	739	680
	Purchases	(67,781)	(56,478)
	Net increase in loans	(2,732,645)	(3,002,079)
	Net increase in investment in bank time deposits	(1,044)	(5,198)
	Acquisitions, net of cash and cash equivalents acquired	(841,950)	-
	Net cash used by investing activities	(3,839,291)	(2,359,844)
Financing	Common stock:
Activities	Exercise of stock options	36,543	60,322
	Cash dividends paid	(159,961)	(149,308)
	Repurchase of shares	(488)	(184,224)
	Term borrowings:
	Issuance	300,000	1,107,236
	Payments	(901,574)	(385,502)
	Issuance of preferred stock of subsidiary	295,400	-
	Net increase/(decrease) in:
	Deposits	5,440,940	3,050,907
	Short-term borrowings	165,676	(851,648)
	Net cash provided by financing activities	5,176,536	2,647,783
	Net increase in cash and cash equivalents	1,689,171	131,042
	Cash and cash equivalents at beginning of period	1,320,499	1,154,794
	Cash and cash equivalents at end of period	$ 3,009,670	$ 1,285,836
	Total interest paid	$ 543,315	$ 191,959
	Total income taxes paid	117,451	121,777
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

Stock options. FHN accounts for its employee stock-based compensation plans under the intrinsic value based method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."  The following pro forma presentation of net income and earnings per share is determined utilizing various assumptions and estimates and is based on stock compensation plan provisions in effect during the reportable period and may not reflect the actual impact of adopting a fair value based method of accounting for stock options.  Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, FHN's net income and earnings per share would have been reduced to the pro forma amounts provided in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)	2005	2004	2005	2004
Net income, as reported	$ 116,197	$ 113,601	$ 328,111	$ 351,256
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	566	811	1,853	3,695
Less: Total stock-based employee compensation expense determined
under the fair value method for all awards, net of related tax effects	3,819	3,081	11,186	10,419
Pro forma net income	$ 112,944	$ 111,331	$ 318,778	$ 344,532

Earnings per share, as reported	$ .92	$ .91	$ 2.62	$ 2.81
Pro forma earnings per share	.90	.90	2.55	2.76
Diluted earnings per share, as reported	.90	.89	2.55	2.73
Pro forma diluted earnings per share	.87	.87	2.47	2.68

For all stock option awards accounted for under APB No. 25 and disclosed under SFAS No. 123, FHN permits vesting of the option to continue after retirement.  To account for its stock option awards FHN uses the nominal vesting period approach.  Under the nominal vesting period approach, awards granted to employees near retirement eligibility are expensed over the option's normal vesting period until an employee's actual retirement date, at which point all remaining unamortized compensation expense is immediately accelerated.  Awards granted after the adoption of SFAS No. 123-R will be amortized using the nonsubstantive vesting methodology.  The nonsubstantive vesting methodology requires an option's value to be recognized over a period ending no later than an employee's retirement eligibility date.  Had FHN followed the nonsubstantive vesting period method for all awards previously granted, the effect of the change in expense attribution on the above pro forma diluted earnings per share amounts would have been negligible.  Since FHN accounts for its option grants under APB No. 25, the use of the nominal vesting methodology had no impact on the earnings per share amounts presented in the accompanying statements of income.

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

Note 1 - Financial Information (continued)

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

Derivative instruments are recorded on the Consolidated Condensed Statements of Condition as other assets or other liabilities measured at fair value.  Fair value is defined as the amount FHN would receive or pay in the market to replace the derivatives as of the valuation date.  Fair value is determined using available market information and appropriate valuation methodologies. Changes in the instrument's fair value are recognized currently in earnings or other comprehensive income.  If certain criteria are met and hedge accounting under SFAS No. 133 is achieved, changes in the fair value of the asset or liability being hedged are also recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the Consolidated Condensed Statements of Cash Flows.

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

First Horizon Home Loan Corporation's (First Horizon Home Loans) warehouse (mortgage loans held for sale) is subject to changes in fair value, primarily due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, First Horizon Home Loans enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

To the extent that these interest rate derivatives are designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation is expected, the hedged loans qualify for hedge accounting under SFAS No. 133. If the regression analysis does not show consistently strong correlation, hedge accounting under SFAS No. 133 is not attempted. Anticipated correlation is determined based on historical regressions between the change in fair value of the derivatives and the change in fair value of the hedged mortgage

Note 1 - Financial Information (continued)

loans. Hedges are reset daily and the statistical correlation is calculated using these daily data points which are accumulated monthly. Retrospective hedge effectiveness is measured monthly using the regression correlation at the end of the month. First Horizon Home Loans generally maintains a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans accounted for under SFAS No. 133. Effective SFAS No. 133 hedging results in adjustments to the recorded value of those hedged loans which adjustments are included as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $501.1 million and $641.6 million on September 30, 2005 and 2004, respectively. The balance sheet impact of the related derivatives was a net asset of $2.1 million and a net liability $4.6 million on September 30, 2005 and 2004, respectively.  For third quarter 2005 and 2004, net gains of $.4 million and net losses of $6.5 million, respectively, representing the hedge ineffectiveness for these fair value hedges were recognized as a component of gain or loss on sale of loans in mortgage banking noninterest income.

First Horizon Home Loans also enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its mortgage servicing rights (MSR) due solely to changes in the benchmark interest rate (10-year LIBOR swap rate). All capitalized MSR are hedged for economic purposes with the vast majority of MSR routinely qualifying for hedge accounting. For purposes of measuring effectiveness of the hedge, time decay and recognized net interest income, including changes in value attributable to changes in spot and forward prices, if applicable, are excluded from the change in value of the related derivatives. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio are designated to specific risk tranches of servicing. First Horizon Home Loans enters into hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. Hedges are reset at least monthly and more frequently, as needed, to respond to changes in interest rates or hedge composition. Generally, a coverage ratio approximating 100 percent is maintained on hedged MSR. Prior to acquiring a new hedge instrument, First Horizon Home Loans performs a prospective evaluation of anticipated hedge effectiveness by reviewing the historical regression between the underlying index of the proposed hedge instrument and the mortgage rate. At the end of each hedge period, the change in the fair value of the hedged MSR asset due to the change in benchmark interest rate is calculated and becomes a historical data point. Retrospective hedge effectiveness is determined by performing a regression analysis of all collected data points over a rolling 12-month period. Effective hedging under SFAS No. 133 results in adjustments to the recorded value of the MSR. These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, are included as a component of servicing income in mortgage banking noninterest income.

Pursuant to SFAS No. 133, the basis in MSR that qualify for hedge accounting are adjusted for the impact of hedge performance.  MSR subject to SFAS No. 133 hedges totaled $1.2 billion and $1.0 billion on September 30, 2005 and 2004, respectively. Related derivative net assets were $4.5 million and $93.9 million on September 30, 2005 and 2004, respectively. For third quarter 2005 and 2004, SFAS No. 133 hedge ineffectiveness was a net loss of $3.7 million and a net gain of $16.3 million, respectively.  These amounts were recognized as a component of net servicing income in mortgage banking noninterest income.  Included in these amounts was a net loss of $1.1 million and a net gain of $9.4 million in third quarter 2005 and 2004, respectively, representing recognized net interest income net of time decay on various hedges, which were excluded for purposes of measuring hedge effectiveness. The remaining ineffectiveness was a net loss of $2.6 million and a net gain of $6.9 million in 2005 and 2004, respectively.

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

Note 1 - Financial Information (continued)

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities and other securities for distribution to customers.  When these securities settle on a delayed basis, they are considered forward contracts.  Capital markets also enters into interest rate contracts, including options, caps, swaps, futures and floors for its customers.  These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income.

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $211.1 million on September 30, 2005, and certain long-term debt obligations, totaling $1.2 billion and $.8 billion on September 30, 2005 and 2004, respectively. These swaps qualify as fair value hedges and meet all conditions necessary to assume effectiveness has been established and no ineffectiveness exists.  The balance sheet impact of these swaps was $5.6 million in other assets and $19.1 million in other liabilities on September 30, 2005 and was $15.4 million in other assets and $.9 million in other liabilities on September 30, 2004. Interest paid or received for these swaps is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In addition, FHN has entered into certain interest rate swaps and caps as a part of our relationship with loan customers. These derivatives are not designated as hedging instruments and are entered into as part of a product offering to our commercial customers with customer derivatives paired with offsetting market instruments that, when completed, are designed to eliminate market risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest income.

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

First Horizon Home Loans services a mortgage loan portfolio of $93.6 billion as of September 30, 2005, a significant portion of which is held by Government Sponsored Enterprises (GSE) or private security holders.  In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans.  In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder.  Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole.  In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the GSE or private security holders at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse.  First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors.  First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default.  As of September 30, 2005 and 2004, First Horizon Home Loans had single-family residential loans with outstanding balances of $171.1 million and $190.1 million, respectively, which were sold on a recourse basis.  For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.  On September 30, 2005 and 2004, $3.2 billion and $3.5 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk.  First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding.  Accordingly, First Horizon Home Loans had foreclosure reserves on the mortgage-servicing portfolio of approximately $16.8 million and $18.0 million as of September 30, 2005 and 2004, respectively.  While the servicing portfolio has grown from $81.6 billion on September 30, 2004 to $93.6 billion on September 30, 2005, the foreclosure reserve has decreased primarily due to a reduction in the recourse portfolio.

Note 1 - Financial Information (continued)

Standby letters of credit are conditional commitments issued by FHN to guarantee the performance and/or payment of a customer to a third party in connection with specified transactions.  The credit risk involved in issuing these commitments is essentially the same as that involved in extending loan facilities to customers, as performance under any of the facilities would result in a loan being funded to the customer.  Standby letters of credit outstanding as of September 30, 2005 and 2004, were $660.4 million and $563.5 million, respectively.

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

In September 2004, the Financial Accounting Standards Board (FASB) approved issuance of Staff Position ("FSP") EITF 03-1-1, "Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).  FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments.  The FASB recently discussed a staff position that will replace the recognition guidance of EITF 03-1.  The new staff position is expected to reference existing GAAP and, therefore, should not impact FHN's current accounting for other-than-temporary impairment of investments.  Effective July 1, 2004, FHN adopted all other provisions of EITF 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments.  Adoption of these requirements did not have a material effect on the results of operations.

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

On March 31, 2004, FHN adopted FASB Interpretation No. 46 (FIN 46-R), "Consolidation of Variable Interest Entities (revised December 2003)".  FIN 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46.  Additionally, FIN 46-R incorporates the guidance found in eight final FASB Staff Positions (FSP) that had been issued prior to its release.  FIN 46-R requires the consolidation by a business enterprise of variable interest entities (VIE) in which it is the primary beneficiary.  FIN 46-R also required the adoption of FIN 46, as of December 31, 2003, for all entities previously considered as special purpose entities and for all VIE created after January 31, 2003.  Upon adoption of FIN 46-R, FHN reassessed certain of its nonconsolidated interests as VIE but did not meet the criteria of primary beneficiary and, therefore, has not consolidated any material VIE, including First Tennessee Capital I (Capital I) and First Tennessee Capital II (Capital II).

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

Note 2 - Acquisitions/Divestitures

On August 26, 2005, FHN acquired West Metro Financial Services Inc. (West Metro), a Georgia bank holding company. West Metro was merged with and into FHN. At the same time West Metro's subsidiary, First National Bank West Metro, with total assets of approximately $135 million, loans of approximately $115 million, and deposits of approximately $120 million, was merged with and into First Tennessee Bank National Association (FTBNA). Total consideration of $32 million, consisting of approximately $11 million in cash and $21 million in FHN shares (approximately 518,000 shares of common stock), exceeded the estimated fair value of tangible assets and liabilities acquired by approximately $19 million. Intangible assets totaling approximately $2 million have been identified and are being amortized over their expected useful lives. The acquisition was immaterial to FHN.

On April 1, 2005, FTBNA acquired substantially all of the assets of MSAver Resources, L.L.C. of Overland Park, Kansas, a national leader in administering health savings accounts. The acquisition was immaterial to FHN.

On March 1, 2005, First Horizon Home Loan Corporation, a subsidiary of FTBNA, acquired Greenwich Home Mortgage Corporation of Cedar Knolls, New Jersey, for an initial payment of approximately $7.8 million in cash and FHN common stock. Net assets purchased, combined with the operating performance of the acquired business, will impact future payments owed to the sellers. The acquisition was immaterial to FHN.

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

On June 29, 2004, First Horizon Merchant Services, Inc., a wholly-owned subsidiary of FTBNA, recognized a divestiture gain of $1.8 million resulting from the sale of certain merchant relationships to Humboldt Merchant Services, LP, of Eureka, California (an affiliate of First National Bank of Nevada, Reno, Nevada). In addition, in first quarter 2004 a divestiture gain of $2.0 million resulted from an earn-out on the 2003 sale of certain merchant relationships referred by selected agent banks within the merchant portfolio to NOVA Information Systems, Inc., a subsidiary of U.S. Bancorp.

Note 3 - Loans

The composition of the loan portfolio is detailed below:
			September 30	December 31
(Dollars in thousands)		2005	2004	2004
Commercial:
Commercial, financial and industrial		$ 6,354,815	$ 5,097,027	$ 5,560,736
Real estate commercial		1,171,606	931,450	960,178
Real estate construction		1,849,075	1,027,206	1,208,703
Retail:
Real estate residential		7,603,249	8,081,420	7,244,716
Real estate construction		1,814,632	845,442	1,035,562
Other retail		170,684	175,605	168,806
Credit card receivables		248,049	245,159	248,972
Loans, net of unearned income		19,212,110	16,403,309	16,427,673
Allowance for loan losses		185,029	161,856	158,159
Total net loans		$ 19,027,081	$ 16,241,453	$ 16,269,514

The following table presents information concerning nonperforming loans:
			September 30	December 31
(Dollars in thousands)		2005	2004	2004
Impaired loans		$ 34,243	$ 39,162	$ 34,831
Other nonaccrual loans*		16,861	13,750	14,729
Total nonperforming loans		$ 51,104	$ 52,912	$ 49,560
* On September 30, 2005 and 2004, and on December 31, 2004, other nonaccrual loans included $11.9 million, $7.4 million, and $8.5 million, respectively, of loans held for sale.

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

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2005	2004	2005	2004
Total interest on impaired loans	$ 454	$ 352	$ 910	$ 540
Average balance of impaired loans	34,353	39,307	35,686	36,648

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 2005 and 2004, is summarized as follows:

(Dollars in thousands)		Non-impaired	Impaired	Total
Balance on December 31, 2003		$ 149,153	$ 11,180	$ 160,333
Loans transferred to held for sale		(3,677)	-	(3,677)
Provision for loan losses		30,430	6,135	36,565
Charge-offs		(35,509)	(7,378)	(42,887)
Recoveries		9,815	1,707	11,522
Net charge-offs		(25,694)	(5,671)	(31,365)
Balance on September 30, 2004		$ 150,212	$ 11,644	$ 161,856

Balance on December 31, 2004		$ 147,672	$ 10,487	$ 158,159
Provision for loan losses		48,435	3,068	51,503
Acquisition		1,902	-	1,902
Charge-offs		(30,265)	(7,299)	(37,564)
Recoveries		7,919	3,110	11,029
Net charge-offs		(22,346)	(4,189)	(26,535)
Balance on September 30, 2005		$ 175,663	$ 9,366	$ 185,029

Note 4 - Mortgage Servicing Rights

Following is a summary of changes in capitalized MSR, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)
Balance on December 31, 2003	$ 795,938
Addition of mortgage servicing rights	337,428
Amortization	(111,942)
Market value adjustments	(27,705)
Permanent impairment	(56,817)
Change in valuation allowance	29,244
Balance on September 30, 2004	$ 966,146
Balance on December 31, 2004	$ 1,036,458
Addition of mortgage servicing rights	314,737
Amortization	(144,492)
Market value adjustments	37,452
Permanent impairment	(36,613)
Change in valuation allowance	2,742
Balance on September 30, 2005	$ 1,210,284

The MSR on September 30, 2005 and 2004, had estimated market values of approximately $1,229.5 million and $985.5 million, respectively. These balances represent the rights to service approximately $91.3 billion and $78.4 billion of mortgage loans on September 30, 2005 and 2004, respectively, for which a servicing right has been capitalized. On September 30, 2005 and 2004, valuation allowances due to temporary impairment of $1.5 million and $7.2 million were required, respectively. Following is a rollforward of the valuation allowance as of September 30, 2005 and 2004:

Balance on December 31, 2003	$ 36,468
Permanent impairment	(56,817)
Servicing valuation provision	27,573
Balance on September 30, 2004	$ 7,224
Balance on December 31, 2004	$ 4,231
Permanent impairment	(36,613)
Servicing valuation provision	33,871
Balance on September 30, 2005	$ 1,489

Estimated MSR amortization expense for the twelve-month periods ending September 30, 2006, 2007, 2008, 2009 and 2010 is $170.5 million, $141.5 million, $119.7 million, $100.6 million and $84.5 million, respectively. The assumptions underlying these estimates are subject to modification based on changes in market conditions and portfolio behavior (such as prepayment speeds). As a result, these estimates are subject to change in a manner and amount that is not presently determinable by management.

For purposes of impairment evaluation and measurement, the MSR are stratified based on the predominant risk characteristics of the underlying loans. These strata currently include adjustable- and fixed-rate loans and geographic risk characteristics. The MSR are amortized over the period of and in proportion to the estimated net servicing revenues. A quarterly impairment analysis is performed using a discounted cash flow methodology that is disaggregated by predominant risk characteristics. Impairment, if any, is recognized through a valuation allowance for individual strata. However, if the impairment is determined to be other-than-temporary, a direct write-off of the asset is made.

Note 5 - Intangible Assets

Following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2003	$ 174,807	$ 38,742
Amortization expense	-	(6,527)
Acquisitions**	9,883	4,946
September 30, 2004	$ 184,690	$ 37,161
December 31, 2004	$ 187,200	$ 34,769
Amortization expense	-	(10,320)
Acquisitions**	122,340	62,406
September 30, 2005	$ 309,540	$ 86,855
* Represents customer lists, premium on purchased deposits, covenants not to compete, and assets related to the minimum pension liability.
** Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $159.4 million on September 30, 2005, net of $72.5 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2005 is expected to be $3.3 million and is expected to be $11.9 million, $11.6 million, $9.8 million and $8.1 million for the twelve-month periods of 2006, 2007, 2008 and 2009, respectively.

The following is a summary of goodwill detailed by reportable segments for the nine months ended September 30:

Retail/
	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2003	$ 109,525	$ 51,988	$ 13,294	$ 174,807
Acquisitions*	2,348	2,283	5,252	9,883
September 30, 2004	$ 111,873	$ 54,271	$ 18,546	$ 184,690
December 31, 2004	$ 114,341	$ 55,214	$ 17,645	$ 187,200
Acquisitions*	18,962	5,957	97,421	122,340
September 30, 2005	$ 133,303	$ 61,171	$ 115,066	$ 309,540
* Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 6 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of September 30, 2005, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA's Total Capital, Tier 1 Capital and Leverage ratios were 11.65 percent, 8.35 percent and 6.51 percent, respectively, on September 30, 2005, and were 11.13 percent, 8.54 percent and 7.08 percent, respectively, on September 30, 2004.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On September 30, 2005:
Actual:
Total Capital	$ 3,543,264		12.55%	$ 3,411,808		11.85%
Tier 1 Capital	2,430,768		8.61	2,399,312		8.34
Leverage	2,430,768		6.45	2,399,312		6.41

For Capital Adequacy Purposes:
Total Capital	2,258,010	>	8.00	2,302,711	>	8.00
Tier 1 Capital	1,129,005	>	4.00	1,151,356	>	4.00
Leverage	1,506,736	>	4.00	1,496,133	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,878,389	>	10.00
Tier 1 Capital				1,727,034	>	6.00
Leverage				1,870,166	>	5.00
On September 30, 2004:
Actual:
Total Capital	$ 2,766,612		12.29%	$ 2,596,103		11.58%
Tier 1 Capital	2,027,164		9.01	1,961,234		8.74
Leverage	2,027,164		7.38	1,961,234		7.20

For Capital Adequacy Purposes:
Total Capital	1,800,413	>	8.00	1,794,217	>	8.00
Tier 1 Capital	900,207	>	4.00	897,109	>	4.00
Leverage	1,098,797	>	4.00	1,089,558	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,242,772	>	10.00
Tier 1 Capital				1,345,663	>	6.00
Leverage				1,361,948	>	5.00

Note 7 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income	$ 116,197	$ 113,601	$ 328,111	$ 351,256

Earnings per common share:
Weighted average common shares outstanding	124,883,029	123,184,559	124,210,478	123,758,196
Shares attributable to deferred compensation	954,509	1,098,217	960,230	1,088,548
Total weighted average shares	125,837,538	124,282,776	125,170,708	124,846,744

Earnings per common share	$ .92	$ .91	$ 2.62	$ 2.81

Diluted earnings per common share:
Weighted average shares outstanding	125,837,538	124,282,776	125,170,708	124,846,744
Dilutive effect due to stock options	3,521,857	3,562,672	3,602,599	3,830,425
Total weighted average shares, as adjusted	129,359,395	127,845,448	128,773,307	128,677,169

Diluted earnings per common share	$ .90	$ .89	$ 2.55	$ 2.73

Outstanding stock options of 5,066,425 and 2,825,561 with weighted average exercise prices of $43.21 and $45.70 per share as of September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.

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

Other employee benefits. FHN provides postretirement medical insurance to full-time employees retiring under the provisions of the FHN Pension Plan. The postretirement medical plan is contributory with retiree contributions adjusted annually. The plan is based on criteria that are a combination of the employee's age and years of service and utilizes a two-step approach. For any employee retiring on or after January 1, 1995, FHN will contribute a fixed amount based on years of service and age at time of retirement. FHN's postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB approved issuance of FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP FAS 106-2 requires a plan sponsor to determine if benefits offered through a postretirement health care plan are actuarially equivalent to Medicare Part D. FHN adopted the provisions of FSP FAS 106-2 effective July 1, 2004. Plan benefits were determined to be actuarially equivalent in 2005. The accumulated postretirement benefit obligation was reduced by $7.2 million in 2005 due to recognizing the Medicare Part D subsidy. The Medicare Part D subsidy reduced net periodic benefit cost by $.2 million in third quarter 2005. FHN does not anticipate making a contribution to the other employee benefit plan in 2005.

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$ 3,946	$ 3,449	$ 173	$ 181
Interest cost	5,318	4,814	336	483
Expected return on plan assets	(8,124)	(7,680)	(417)	(401)
Amortization of prior service cost	207	171	(44)	(44)
Recognized losses/(gains)	1,013	897	(85)	-
Amortization of transition obligation	-	-	247	247
Net periodic cost	$ 2,360	$ 1,651	$ 210	$ 466

The components of net periodic cost for the nine months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$ 11,836	$ 10,347	$ 571	$ 543
Interest cost	15,953	14,442	1,211	1,449
Expected return on plan assets	(24,370)	(23,267)	(1,251)	(1,225)
Amortization of prior service cost	621	513	(132)	(132)
Recognized losses/(gains)	3,041	2,691	(85)	-
Amortization of transition obligation	-	-	741	741
Net periodic cost	$ 7,081	$ 4,726	$ 1,055	$ 1,376

Note 9 - Business Segment Information

FHN has four business segments, Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, Retail/Commercial Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, merchant services, check clearing, and correspondent services. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets securities activities, equity research and investment banking. The Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, funds management and venture capital. Effective in third quarter 2005, FHN adapted its segments to reflect changes in expense allocations between segments and the reclassification of certain trust preferred assets and related net interest income to the Capital Markets segment from Retail/Commercial Banking. Previously reported amounts have been reclassified to agree with current presentation.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004
Total Consolidated
Net interest income	$ 260,161	$ 218,250	$ 729,216	$ 627,865
Provision for loan losses	22,608	10,044	51,503	36,565
Noninterest income	369,537	327,614	1,056,322	1,050,038
Noninterest expense	436,219	365,596	1,250,105	1,121,652
Pre-tax income	170,871	170,224	483,930	519,686
Provision for income taxes	54,674	56,623	155,819	168,430
Net income	$ 116,197	$ 113,601	$ 328,111	$ 351,256
Average assets	$ 38,090,993	$ 27,716,607	$ 36,169,529	$ 26,632,935

Retail/Commercial Banking
Net interest income	$ 224,264	$ 178,643	$ 631,858	$ 500,716
Provision for loan losses	22,428	10,044	51,164	36,603
Noninterest income	129,503	115,098	373,986	352,590
Noninterest expense	212,403	184,268	613,071	539,552
Pre-tax income	118,936	99,429	341,609	277,151
Provision for income taxes	37,747	31,727	108,807	81,485
Net income	$ 81,189	$ 67,702	$ 232,802	$ 195,666
Average assets	$ 22,383,214	$ 17,782,477	$ 21,050,730	$ 16,677,181

Note 9 - Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004
Mortgage Banking
Net interest income	$ 41,688	$ 37,758	$ 112,246	$ 114,510
Provision for loan losses	180	-	339	(38)
Noninterest income	151,254	109,226	391,569	363,125
Noninterest expense	131,031	105,237	352,229	317,787
Pre-tax income	61,731	41,747	151,247	159,886
Provision for income taxes	22,301	15,192	54,392	58,500
Net income	$ 39,430	$ 26,555	$ 96,855	$ 101,386
Average assets	$ 6,882,402	$ 5,150,318	$ 6,285,887	$ 5,192,090

Capital Markets
Net interest (expense)/income	$ (7,826)	$ 1,416	$ (22,495)	$ 5,076
Noninterest income	86,241	81,355	282,886	303,607
Noninterest expense	75,910	64,640	240,127	231,391
Pre-tax income	2,505	18,131	20,264	77,292
Provision for income taxes	519	6,752	6,852	29,253
Net income	$ 1,986	$ 11,379	$ 13,412	$ 48,039
Average assets	$ 5,418,858	$ 1,737,699	$ 5,489,879	$ 1,821,875

Corporate
Net interest income	$ 2,035	$ 433	$ 7,607	$ 7,563
Noninterest income	2,539	21,935	7,881	30,716
Noninterest expense	16,875	11,451	44,678	32,922
Pre-tax income / (loss)	(12,301)	10,917	(29,190)	5,357
Income tax provision / (benefit)	(5,893)	2,952	(14,232)	(808)
Net income / (loss)	$ (6,408)	$ 7,965	$ (14,958)	$ 6,165
Average assets	$ 3,406,519	$ 3,046,113	$ 3,343,033	$ 2,941,789
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

The following indirect, wholly-owned subsidiaries of FHN have also issued preferred stock. First Horizon Mortgage Loan Corporation has issued $1.0 million of Class B Preferred Shares. Additionally, FHRIII, LLC and FHRIV, LLC have each issued $1.0 million of Class B Preferred Units. On September 30, 2005 and 2004, $.5 million of Class B Preferred Shares and Units that are perpetual in nature and not subject to the provisions of SFAS No. 150 was recognized as "Preferred stock of subsidiary" on the Consolidated Condensed Statements of Condition. The remaining balance has been eliminated in consolidation.

On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On September 30, 2005, $294.8 million of Class A Preferred Stock was recognized as "Preferred stock of subsidiary" on the Consolidated Condensed Statements of Condition.

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

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN's subsidiary, First Horizon Home Loans. The case generally concerns the charging of certain loan origination fees, including fees permitted by Kansas law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs seek a refund of fees, a repayment and forgiveness of loan interest, punitive damages, and loan rescission. In response to pre-trial motions, the court has ruled that Missouri law governs the loan transactions and has certified a statewide class action; plaintiffs contend the class involves approximately 4,600 loans, but the exact size is in dispute. Discovery is ongoing and additional pre-trial motions are pending. Trial is currently scheduled for May 2006. FHN believes that it has meritorious defenses and it intends to continue to protect its rights and defend this lawsuit vigorously, through trial and appeal, if necessary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

FHN is a national financial services institution.  From a small community bank chartered in 1864, FHN has grown to be one of the top 35 largest bank holding companies in the United States in terms of asset size and market capitalization.

Approximately 13,000 employees provide a broad array of financial services to individual and business customers through hundreds of offices located in 46 states.

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

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income.  The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and nine-month periods ended September 30, 2005, compared to the three-month and nine-month periods ended September 30, 2004.  To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN's unaudited consolidated condensed financial statements and accompanying notes appearing in this report.  Additional information including the 2004 financial statements, notes, and management's discussion and analysis is provided in the 2004 Annual Report.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis may contain forward-looking statements with respect to FHN's beliefs, plans, goals, expectations, and estimates.  Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments.  The words "believe," "expect," "anticipate," "intend," "estimate," "should," "is likely," "will," "going forward," and other expressions that indicate future events and trends identify forward-looking statements.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company's control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change.  Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness of FHN's hedging practices; technology; demand for FHN's product offerings; new products and services in the industries in which FHN operates and critical accounting estimates.  Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles.  Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN's success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.  FHN assumes no obligation to update any forward-looking statements that are made from time to time.  Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of the MD&A discussion.

FINANCIAL SUMMARY (Comparison of Third Quarter 2005 to Third Quarter 2004)

FINANCIAL HIGHLIGHTS

Earnings for third quarter 2005 were $116.2 million, or $.90 diluted earnings per share compared to earnings of $113.6 million, or $.89 diluted earnings per share for third quarter 2004.

Two of FHN's segments have business operations in the areas impacted by Hurricanes Katrina and Rita, and while it is too early to determine the full extent of any losses experienced on the Gulf Coast as a result of these hurricanes, management has been diligently reviewing any exposure that FHN might have in the region.  Based on information available as of the end of the quarter, 2005 results included $7.3 million of pre-tax hurricane related losses ($3.8 million in loan loss provision and $3.5 million in mortgage banking-related losses).  These estimates involve considerable judgment and are inherently imprecise due to a variety of factors, including the scope of the disaster and the preliminary nature of the information used to prepare these estimates.  There can be no assurance that FHN's ultimate losses associated with these events will not be materially different from the losses recognized this quarter.  Third quarter 2005 results also included a $7.7 million settlement received from an insurance company.

Retail/Commercial Banking pre-tax income increased 20 percent to $118.9 million, or 70 percent of pre-tax income.  This growth was derived from national expansion initiatives and growth in the Tennessee franchise as expansion of the sales force increased market share in the core bank and cross-sell opportunities in national markets where FHN has a substantial mortgage presence were leveraged.  The success of these initiatives can be seen through loan growth of 18 percent and total deposit growth of 13 percent compared to third quarter 2004.  Asset quality indicators also remained positive with a net charge-off ratio of 20 basis points compared to 22 basis points last year.

Mortgage Banking pre-tax income increased 48 percent to $61.7 million, as origination volumes increased $3.8 billion and origination income increased $47.2 million.  An expanded sales force and a strong housing market contributed to a 31 percent increase in home purchase-related originations.  This quarter's results included the realization of $12 million in earnings from the delivery of a larger mortgage pipeline created at the end of the second quarter.  Net interest income increased 10 percent as the warehouse grew 42 percent.  However, the flattening of the yield curve resulted in compression of the spread on the warehouse.  Expense efficiencies implemented in third quarter 2005 contributed to improvement in the efficiency ratio, which decreased to 67.9 percent from 71.6 percent.

Capital Markets revenues continued to be negatively impacted by the flattening of the yield curve which reduced fixed income product revenues and compressed the spread on Capital Markets securities inventory.  However, revenues continued to reflect strong diversification as revenue from other fee sources increased 26 percent from third quarter 2004, primarily due to increased fees from investment banking and loan sales activities.

Return on average shareholders' equity and return on average assets were 21.1 percent and 1.21 percent, respectively, for third quarter 2005 compared to 23.7 percent and 1.63 percent for third quarter 2004.  Total assets were $38.1 billion and shareholders' equity was $2.2 billion for third quarter 2005 compared to $27.7 billion and $1.9 billion for third quarter 2004.  The increase in total assets was impacted by $3.7 billion growth in Capital Markets' balance sheet, primarily due to the acquisition of the fixed income business of Spear, Leeds and Kellogg (SLK) in first quarter 2005 and by $4.6 billion growth in Retail/Commercial Banking's balance sheet, primarily due to loan growth.

BUSINESS LINE REVIEW

Retail/Commercial Banking

Pre-tax income for Retail/Commercial Banking increased 20 percent to $118.9 million for third quarter 2005, compared to $99.4 million for third quarter 2004.  Retail/Commercial Banking contributed 70 percent of total pre-tax income in third quarter 2005 compared to 58 percent in third quarter 2004.  Total revenues increased 20 percent to $353.7 million for third quarter 2005 compared to $293.7 million for third quarter 2004.

Net interest income increased 26 percent to $224.3 million in third quarter 2005 from $178.7 million in third quarter 2004.  The increase in net interest income in 2005 was primarily attributable to 18 percent total loan growth with commercial loans growing 33 percent to $9.1 billion from $6.8 billion and retail loans growing 6 percent to $9.5 billion from $9.0 billion.  This growth resulted from expansion of the sales force, which increased market share in the core bank, as well as cross-sell opportunities in FHN's national markets where we have a substantial mortgage presence.  Total deposits increased 13 percent or $1.2 billion over third quarter 2004.  Retail/Commercial Banking's net interest margin for third quarter 2005 was held stable compared to third quarter 2004 by minimizing loan rate spread compression caused by competitive pricing while successfully increasing spreads on deposits in conjunction with Federal Reserve rate increases.

Noninterest income increased 13 percent to $129.4 million in third quarter 2005 from $115.0 million in third quarter 2004.  Noninterest income from sales and securitizations of real estate residential loans increased $8.6 million in third quarter 2005 including a $4.0 million reduction of securitized assets which prepaid faster than anticipated.  Additionally, a charge of $3.9 million resulted from a write-off of net capitalized expenses on HELOC held for sale which prepaid faster than anticipated.  Merchant processing income increased 18 percent in third quarter 2005, or $3.4 million, reflecting increased volume from existing customers as well as an expanded customer base.  Fees from deposit services charges increased $2.7 million compared to third quarter 2004.

The provision for loan losses increased to $22.4 million in third quarter 2005 from $10.1 million last year as the loan portfolio has grown by 18 percent since third quarter 2004.  This increase also included $3.8 million related to hurricane losses.  The net charge-off ratio continued to remain at low levels with 20 basis points in third quarter 2005 compared to 22 basis points in third quarter 2004, reflecting the stability of the risk profile of both the commercial and retail loan portfolios.

Noninterest expense was $212.4 million in third quarter 2005 compared to $184.2 million last year.  The growth in noninterest expense was due to higher personnel costs which were largely attributable to national expansion initiatives.  As total revenue grew 20 percent and noninterest expense grew 15 percent, the efficiency ratio improved to 60.0 percent in third quarter 2005 from 62.7 percent in third quarter 2004.

Mortgage Banking

Pre-tax income for Mortgage Banking increased 48 percent to $61.7 million for third quarter 2005, compared to $41.6 million for third quarter 2004.  Total revenues were $192.9 million in third quarter 2005, an increase of 31 percent from $146.9 million in third quarter 2004.

Net interest income increased 10 percent to $41.6 million in third quarter 2005 from $37.7 million in third quarter 2004 as the warehouse grew 42 percent.  However, the flattening of the yield curve resulted in compression of the spread on the warehouse.  Spread on the warehouse was 2.33 percent in third quarter 2005 compared to 3.93 percent for the same period in 2004.

Noninterest income increased 38 percent to $151.3 million in third quarter 2005 compared to $109.2 million in third quarter 2004.  Noninterest income was negatively impacted in the third quarter 2005 by $3.5 million due to hurricane-related losses.  Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and mortgage servicing rights (MSR) net hedge gains or losses.  Mortgage servicing noninterest income is net of amortization, impairment and other expenses related to MSR and related hedges.

Mortgage loan origination volumes in third quarter 2005 were $10.6 billion compared to $6.8 billion in 2004 as refinance activity increased $2.3 billion and home purchase-related originations grew $1.4 billion from third quarter 2004.  The increase in home purchase originations demonstrates FHN's success in executing its strategy to grow the purchase market and reflects a strong housing market and an expanded sales force of 2,600 which increased 15 percent from 2004.  Refinance activity represented 42 percent of total originations during third quarter 2005 compared to 31 percent last year.  Loans delivered into the secondary market increased 62 percent to $10.6 billion.  Net revenue from mortgage loans sold increased 69 percent to $115.6 million from $68.4 million in third quarter 2004.

The mortgage-servicing portfolio grew 15 percent to $93.6 billion on September 30, 2005, from $81.6 billion on September 30, 2004, including approximately $3 billion of loans for which the servicing rights were acquired in 2004.  Total fees associated with mortgage servicing increased 17 percent to $69.7 million from $59.7 million, reflecting this growth.  In addition, the growth in the servicing portfolio and rising interest rates led to a 17 percent increase in capitalized mortgage servicing rights and a 26 percent, or $9.8 million, increase in amortization expense compared to third quarter 2004.  The total $7.7 million decrease in net servicing revenues consists of this and several other factors, including a favorable $13.4 million impact from MSR impairment charges due to the impact that rising interest rates had on the fair value of MSR.  In addition, net servicing revenues were unfavorably impacted by net hedge losses of $3.9 million in third quarter 2005 compared to net hedge gains of $17.3 million in third quarter 2004 as the continued flattening of the yield curve negatively impacted income from hedges and rising interest rates led to increased option expense and reduced income from swap positions.

Noninterest expense increased 25 percent to $131.0 million in third quarter 2005 compared to $105.3 million in third quarter 2004 due to increased production.  However, expense efficiencies implemented in third quarter 2005 combined with the revenue from the increased origination activity late in the second quarter contributed to improvement in the efficiency ratio, which decreased to 67.9 percent from 71.6 percent in third quarter 2004.

Capital Markets

Pre-tax earnings declined from $18.1 million in third quarter 2004 to $2.6 million in third quarter 2005 due to a reduction in fixed income securities sales and a decrease in net interest income.  Significant uncertainties within the investment community regarding interest rates and other economic factors continued to cause fixed income investors to reduce their purchases.  Total revenues were $78.5 million in third quarter 2005 compared to $82.8 million in third quarter 2004.

Revenues from fixed income sales fell $4.1 million while revenues from other fee sources increased $9.0 million. Revenues from other fee sources include fee income from activities such as loan sales, investment banking, equity research, portfolio advisory and the sale of bank-owned life insurance.  Revenue from these other sources represented 51 percent of total segment basis noninterest income in third quarter 2005 compared to 43 percent in third quarter 2004 and increased 26 percent to $43.6 million from $34.6 million, primarily due to increased fees from investment banking and loan sales activities.

Net interest income decreased $9.2 million primarily due to an incremental cost of equity charge of $5.2 million which was largely related to the capital requirements of the SLK acquisition in first quarter 2005 and due to the flattening of the yield curve, resulting in compression of the spread on Capital Markets securities inventory.

Noninterest expense increased 17 percent or $11.2 million, primarily due to amortization and other increased costs resulting from the SLK acquisition and the acquisition of the assets of Alterity Partners, LLC (Alterity) on September 23, 2004.

Corporate

The Corporate segment's results yielded a pre-tax loss of $12.3 million in third quarter 2005 compared to a pre-tax gain of $11.1 million in third quarter 2004.  The third quarter 2005 results include $3.4 million in dividend expense on $300 million of noncumulative perpetual preferred stock issued in first quarter 2005, while the third quarter 2004 results include $19.8 million in net security gains as the investment portfolio size was reduced to balance an increase in loans held for sale resulting from a delay in the closing of a securitization and net gains due to the liquidation of a holding company investment.

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) were $629.7 million, an increase of 15 percent from $545.9 million in 2004. Noninterest income provides the majority of FHN’s revenue and contributed 59 percent to total revenue in third quarter 2005 compared to 60 percent in third quarter 2004.  Third quarter 2005 noninterest income increased 13 percent to $369.5 million from $327.6 million in 2004.  A more detailed discussion of the major line items follows.

NET INTEREST INCOME

Net interest income increased 19 percent to $260.2 million from $218.3 million as earning assets grew 39 percent to $33.6 billion and interest-bearing liabilities grew 42 percent to $28.5 billion in third quarter 2005.

The activity levels and related funding for FHN's mortgage production and servicing and capital markets activities affect the net interest margin.  These activities typically produce different margins than traditional banking activities.  Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR.  Capital markets activities tend to compress the margin because of its strategy to reduce market risk by economically hedging its inventory on the balance sheet rather than by using off-balance sheet financial instruments. As a result of these impacts, FHN's consolidated margin cannot be readily compared to that of other bank holding companies.

The consolidated net interest margin was 3.09 percent for third quarter 2005 compared to 3.60 percent for third quarter 2004.  This compression in the margin occurred as the net interest spread decreased to 2.59 percent from 3.32 percent in 2004 while average earning assets increased 39 percent and net interest income increased 19 percent.  The decline in the margin is attributable to two items, the acquisition of SLK and a flatter yield curve.  The acquisition of SLK in first quarter 2005 increased the negative pressure on the corporate margin as Capital Markets' balance sheet grew $3.7 billion.  In addition, Mortgage Banking negatively impacted the corporate margin this quarter as the flattening of the yield curve decreased spread on the warehouse by 160 basis points to 2.33 percent.

Table 1 - Net Interest Margin
	Third Quarter
	September 30
	2005	2004
Consolidated Yields and Rates:
Investment securities	4.30%	4.36%
Loans, net of unearned	6.34	5.01
Loans held for sale	6.43	5.56
Capital markets securities inventory	5.01	3.73
Mortgage banking trading securities	12.82	12.11
Other earning assets	3.07	1.19
Yields on earning assets	5.90	4.95
Interest-bearing core deposits	2.13	1.43
CD's over $100,000	3.53	1.61
Fed funds purchased and repos	3.18	1.29
Commercial paper and other short-term borrowings	3.62	1.83
Capital markets trading liabilities	5.54	4.00
Term borrowings	4.16	2.28
Rates paid on interest-bearing liabilities	3.31	1.63
Net interest spread	2.59	3.32
Effect of interest-free sources	.50	.28
FHN - NIM	3.09%	3.60%
Certain previously reported amounts have been reclassified to agree with current presentation.

In the near-term, a modest compression of the net interest margin is expected as an increase in short-term rates will negatively impact the spread on the mortgage warehouse.  Over the long-term, FHN's strategies to manage the interest rate sensitivity of the balance sheet position are designed to allow the net interest margin to improve in a higher interest rate environment.  Flattening in the spread between short-term and long-term interest rates generally has an unfavorable impact on net interest margin, primarily from narrower spreads on the mortgage warehouse and capital markets inventories.

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

Servicing income includes servicing fees, MSR net hedge gains/(losses), which reflect the effects of hedging MSR including servicing rights net value changes, amortization and impairment of MSR, and gains/(losses) related to fair value adjustments on retained interests classified as mortgage trading securities, primarily interest-only strips, and associated hedges.  First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies).

Mortgage loan origination volumes in third quarter 2005 were $10.6 billion compared to $6.8 billion in 2004 as refinance activity increased $2.3 billion and home purchase-related originations grew $1.5 billion from third quarter 2004.  This increase in home purchase originations demonstrates FHN's success in executing its strategy to grow the purchase market and reflects an expanded sales force of 2,600 which increased 15 percent from 2004.  Refinance activity represented 42 percent of total originations during third quarter 2005 compared to 31 percent last year.  Loans delivered into the secondary market increased 62 percent to $10.6 billion.  Net revenue from mortgage loans sold increased 69 percent to $115.6 million from $68.4 million in third quarter 2004.

The mortgage-servicing portfolio grew 15 percent to $93.6 billion on September 30, 2005, from $81.6 billion on September 30, 2004, including approximately $3 billion of loans for which the servicing rights were acquired in 2004.  Total fees associated with mortgage servicing increased 17 percent to $69.7 million from $59.7 million, reflecting this growth.  In addition, the growth in the servicing portfolio and rising interest rates led to a 17 percent increase in capitalized MSR and a 26 percent, or $9.8 million, increase in amortization expense compared to third quarter 2004.  In total, the $7.7 million decrease in net servicing revenues consists of these and several other factors, including a favorable $13.4 million impact from MSR impairment charges due to the impact that rising interest rates had on fair value of MSR.  In addition, net servicing revenues were unfavorably impacted by net hedge losses of $3.9 million in third quarter 2005 compared to net hedge gains of $17.3 million in third quarter 2004 as the continued flattening of the yield curve negatively impacted income from hedges and rising interest rates led to increased option expense and reduced income from swap positions.

Table 2 - Mortgage Banking Noninterest Income
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30		Change	September 30		Change
(Dollars and volumes in millions)	2005	2004	(%)	2005	2004	(%)
Noninterest income:
Origination income	$ 115.6	$ 68.4	69.0 +	$ 311.2	$ 263.3	18.2 +
Servicing income	17.9	25.6	29.8 -	38.0	68.4	44.4 -
Other	6.9	11.2	37.7 -	19.0	18.3	4.1 +
Total mortgage banking noninterest income	$ 140.4	$ 105.2	33.6 +	$ 368.2	$ 350.0	5.2 +
Refinance originations - first lien	$ 4,386.6	$ 2,116.5	107.3 +	$ 11,519.7	10,317.0	11.7 +
New loan originations - first lien	6,170.0	4,725.5	30.6 +	16,181.0	12,308.7	31.5 +
Mortgage loan originations	$ 10,556.6	$ 6,842.0	54.3 +	$ 27,700.7	$ 22,625.7	22.4 +
Servicing portfolio	$ 93,589.4	$ 81,591.0	14.7 +	$ 93,589.4	$ 81,591.0	14.7 +
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

Revenues from fixed income sales fell $4.1 million while revenues from other fee sources increased $6.3 million. Revenues from other fee sources include fee income from activities such as loan sales, investment banking, equity research and portfolio advisory services.   Revenue from these other sources represented 48 percent of total capital markets noninterest income in third quarter 2005 compared to 41 percent in third quarter 2004 and increased 19 percent to $39.4 million from $33.1 million, primarily due to increased fees from investment banking and loan sales activities.

Table 3 - Capital Markets Noninterest Income
	Three Months Ended			Nine Months Ended
	September 30		Growth	September 30		Growth
(Dollars in millions)	2005	2004	Rate (%)	2005	2004	Rate (%)
Noninterest income:
Fixed income	$ 42.7	$ 46.8	8.8 -	$ 156.5	$ 187.0	16.3 -
Other products and services	39.4	33.1	19.0 +	115.6	113.0	2.3 +
Total capital markets noninterest income	$ 82.1	$ 79.9	2.8 +	$ 272.1	$ 300.0	9.3 -
Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income

All other noninterest income categories grew 3 percent, or $4.5 million.  Third quarter 2005 noninterest income included $10.9 million net revenue from sales and securitizations of real estate residential loans, which impacted both Capital Markets and Retail/Commercial Banking segment revenues. This included a $4.0 million reduction of securitized assets which prepaid faster than anticipated.  Additionally, a charge of $3.9 million resulted from a write-off of net capitalized expenses on HELOC held for sale which prepaid faster than anticipated.  Third quarter results also include a $7.7 million settlement received from an insurance company.  Merchant processing income increased 18 percent in third quarter 2005, or $3.4 million, reflecting increased volume from existing customers as well as an expanded customer base, and deposit service charges increased $2.7 million.  Third quarter 2004 noninterest income included $20.4 million net securities gains with $14.9 million of gains resulting from the sale of investment securities initiated primarily due to a delay in the closing of a HELOC securitization.  Net gains from equity investments of $5.5 million were realized primarily due to the liquidation of a holding company investment in 2004.

NONINTEREST EXPENSE

Total noninterest expense for third quarter 2005 increased 19 percent to $436.2 million from $365.6 million in 2004.  Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 25 percent to $261.9 million from $210.1 million in 2004 primarily due to national expansion initiatives.  All other noninterest expense increased 12 percent, or $18.8 million, which included growth in dividends on FTBNA perpetual preferred stock, operations services, legal and professional fees, occupancy expense, and communications and courier expense. These increases primarily resulted from activity associated with national expansion strategies and other growth initiatives.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management's estimate of probable incurred losses in the loan portfolio.  An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance.  The provision for loan losses was $22.6 million in third quarter 2005 compared to $10.1 million in third quarter 2004 as the loan portfolio has grown 18 percent since third quarter 2004.  Included in the third quarter provision is $3.8 million related to hurricane losses.  The net charge-off ratio was 20 basis points in third quarter 2005 compared to 22 basis points in third quarter 2004 as strong loan growth increased net charge-offs to $9.2 million from $8.6 million.

Nonperforming loans in the loan portfolio were $39.2 million on September 30, 2005, compared to $45.6 million on September 30, 2004.  The ratio of nonperforming loans in the loan portfolio to total loans was .20 percent on September 30, 2005, compared to .28 percent on September 30, 2004, reflecting the underlying stability of the loan portfolio.  Nonperforming assets of $79.0 million on September 30, 2005, decreased $6.4 million from $85.4 million on September 30, 2004.  This decrease reflects a decline in nonperforming loans and foreclosed real estate in the retail/commercial bank.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard. The current expectation of losses from potential problem assets has been included in management's analysis for assessing the adequacy of the allowance for loan losses. Loans 30 to 89 days past due, which are included in potential problem assets, increased to $106.2 million on September 30, 2005, compared to $65.7 million on September 30, 2004, primarily due to a single commercial relationship and higher HELOC delinquencies principally due to the aging of the portfolio.  In total, potential problem assets were $157.5 million on September 30, 2005, compared to $93.5 million on September 30, 2004. In addition to the $40.5 million increase in loans 30 to 89 days past due, the remainder of the increase principally resulted from the identification of certain misrepresentations by customers in a pool of collateralized retail real estate related loans.

Table 4 - Asset Quality Information

	Third Quarter
(Dollars in thousands)	2005	2004
Allowance for loan losses:
Beginning balance on June 30	$ 169,697	$ 160,757
Provision for loan losses	22,608	10,044
Transfers to held for sale	-	(351)
Acquisitions	1,902	-
Charge-offs	(12,900)	(12,497)
Recoveries	3,722	3,903
Ending balance on September 30	$ 185,029	$ 161,856
Reserve for off-balance sheet commitments	9,034	8,259
Total allowance for loan losses and reserve for off-balance sheet commitments	$ 194,063	$ 170,115

	September 30
	2005	2004
Retail/Commercial Banking:
Nonperforming loans	$ 39,236	$ 45,633
Foreclosed real estate	19,875	22,582
Total Retail/Commercial Banking	59,111	68,215
Mortgage Banking:
Nonperforming loans - held for sale	11,868	7,279
Foreclosed real estate	7,981	9,890
Total Mortgage Banking	19,849	17,169
Total nonperforming assets	$ 78,960	$ 85,384

Total loans, net of unearned income	$ 19,212,110	$ 16,403,309
Insured loans	(667,457)	(560,364)
Loans excluding insured loans	$ 18,544,653	$ 15,842,945

Loans 30 to 89 days past due	$ 106,162	$ 65,661
Loans 30 to 89 days past due - guaranteed*	2,324	1,437
Loans 90 days past due	32,017	29,572
Loans 90 days past due - guaranteed*	5,482	5,641
Potential problem assets**	157,539	93,489
Loans held for sale 30 to 89 days past due	37,678	39,518
Loans held for sale 30 to 89 days past due - guaranteed*	18,548	33,203
Loans held for sale 90 days past due	163,832	183,174
Loans held for sale 90 days past due - guaranteed*	161,409	182,572
Off-balance sheet commitments***	8,750,863	5,847,535

Allowance to total loans	.96%	.99%
Allowance to loans excluding insured loans	1.00	1.02
Allowance to nonperforming loans in the loan portfolio	472	355
Nonperforming assets to loans, foreclosed real estate and other assets
(Retail/Commercial Banking)	.31	.42
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.02	.02
Allowance to annualized net charge-offs	5.04x	4.71x

*    Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
**   Includes past due loans.
*** Amount of off-balance sheet commitments for which a reserve has been provided.  As of September 30, 2005, a reserve has been provided for unfunded credit card commitments.
Certain previously reported amounts have been reclassified to agree with current presentation.

Table 5 - Net Charge-off Ratios *
	Three Months Ended
	September 30
	2005	2004
Commercial	.09%	.16%
Retail real estate	.20	.17
Other retail	1.96	2.10
Credit card receivables	3.11	2.35
Total net charge-offs	.20	.22

* Table 6 provides information on the relative size of each loan portfolio.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economies of the markets where FHN does business over the long-run and will experience quarterly fluctuations depending on the type and quantity of loan growth and impacts from quarterly asset quality movements.  Additionally, asset quality in general should remain relatively stable based on expected economic conditions with normal quarterly fluctuations around recent levels; however, levels during 2005 have been relatively strong.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

During third quarter 2005, earning assets consisted of loans, loans held for sale, investment securities, trading securities and other earning assets.  Earning assets grew 39 percent and averaged $33.6 billion in third quarter 2005 compared to $24.2 billion in 2004.  The increase in earning assets was primarily due to 72 percent growth in loans held for sale, loan growth of 18 percent, 249 percent growth in other earning assets, and 153 percent growth in trading securities.

LOANS

Average total loans increased 18 percent for third quarter 2005 to $18.7 billion from $15.9 billion in 2004.  Average loans represented 56 percent of average earning assets in third quarter 2005 and 66 percent in 2004.

Commercial, financial and industrial loans increased 25 percent, or $1.2 billion, since third quarter 2004 reflecting greater demand for loans as the economy improved and increased market share in Tennessee.  Commercial construction loans grew 84 percent since third quarter 2004 or $790.8 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the demand for single-family housing and expansion of the sales force and geographic reach.  The retail real estate construction portfolio increased 120 percent or $897.8 million since third quarter 2004.  Retail real estate construction loans are made to individuals for the purpose of constructing a home where FHN is committed to make the permanent mortgage.  The increase in these loans reflects the favorable housing environment and expansion of the sales force and geographic reach.  Additional loan information is provided in Table 6 - Average Loans.

FHN has a significant concentration in loans secured by real estate which is geographically diversified nationwide.  In 2005, 65 percent of total loans are secured by real estate compared to 66 percent in 2004 (see Table 6).  Two lending products have contributed to this increased level of real estate lending - retail real estate construction which grew 120 percent and commercial construction lending which grew 84 percent led by growth in loans to single-family builders.  FHN's commercial real estate lending is well-diversified by product type and industry.  On September 30, 2005, FHN did not have any concentrations of 10 percent or more of total commercial, financial and industrial loans in any single industry.

Table 6 - Average Loans

	Three Months Ended September 30
		Percent	Growth		Percent
(Dollars in millions)	2005	of Total	Rate	2004	of Total
Commercial:
Commercial, financial and industrial	$ 6,176.2	33%	25.1%	$ 4,935.3	31%
Real estate commercial	1,163.2	6	21.1	960.2	6
Real estate construction	1,735.9	9	83.7	945.1	6
Total commercial	9,075.3	48	32.7	6,840.6	43
Retail:
Real estate residential	7,593.7	41	(3.3)	7,852.6	50
Real estate construction	1,643.9	9	120.3	746.1	5
Other retail	167.5	1	(7.0)	180.0	1
Credit card receivables	241.6	1	1.0	239.3	1
Total retail	9,646.7	52	7.0	9,018.0	57
Total loans, net of unearned	$ 18,722.0	100%	18.1%	$ 15,858.6	100%

Commercial loan growth should be strong as a result of our national expansion of single-family residential construction lending and greater market demand for commercial and industrial loans.  Year-over-year growth in retail loans will be primarily driven by leveraging our national sales platform.

LOANS HELD FOR SALE

Loans held for sale, consisting primarily of mortgage-related loans including first- and second-lien mortgages and HELOC, increased 72 percent to $6.9 billion in 2005 from $4.0 billion in 2004.  This growth is related to higher levels of HELOC and second-lien mortgages held for sale and securitization as FHN continues to fund loan growth and maintain a stable liquidity position through whole-loan sales or securitizations.  In addition, mortgage warehouse loans increased due to the higher level of originations in 2005.

TRADING SECURITIES / OTHER EARNING ASSETS

Trading securities increased 153 percent to $2.4 billion in 2005 from $1.0 billion in 2004.  Other earning assets increased 249 percent to $2.5 billion in 2005 from $.7 billion in 2004.  These increases were primarily attributable to the acquisition of SLK.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits increased 17 percent to $12.5 billion in third quarter 2005 compared to $10.7 billion in 2004, primarily due to expansion strategies which emphasize a focus on convenient hours, free checking and targeted financial center expansion.  Short-term purchased funds averaged $19.3 billion for third quarter 2005, up 67 percent or $7.7 billion from third quarter 2004.  In third quarter 2005, short-term purchased funds accounted for 56 percent of FHN's total funding, which is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and term borrowings, and accounted for 47 percent of total funding in third quarter 2004.  Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year.  Term borrowings averaged $2.4 billion in third quarter 2005 compared to $2.3 billion in third quarter 2004.

FINANCIAL SUMMARY (Comparison of first nine months of 2005 to first nine months of 2004)

For the first nine months of 2005, earnings totaled $328.1 million or $2.55 diluted earnings per share.  For the same period in 2004, earnings were $351.3 million or $2.73 diluted earnings per share.  Return on average shareholders' equity was 20.8 percent and return on average assets was 1.21 percent for the first nine months of 2005 compared to 24.9 percent and 1.76 percent, respectively, for the first nine months of 2004.

For the first nine months of 2005, total revenues were $1,785.5 million, an increase of 6 percent from $1,677.9 million in 2004.  Noninterest income increased to $1,056.3 million from $1,050.0 million in 2004.  Noninterest expense increased 11 percent to $1,250.1 million for the nine-month period in 2005 compared to $1,121.6 million in 2004.

INCOME STATEMENT REVIEW

Noninterest income for the first nine months of 2005 was $1,056.3 million and contributed 59 percent to total revenues as compared to $1,050.0 million, or 63 percent of total revenues in 2004.  Mortgage banking noninterest income increased 5 percent to $368.2 million from $350.0 million.  During this period, fees from the origination process increased $47.9 million while net servicing income declined $30.4 million.  Servicing fees increased $38.6 million or 23 percent and amortization of capitalized MSR increased 27 percent, or $29.5 million in 2005 as the servicing portfolio increased 15 percent to $93.6 billion.  MSR impairment increased $6.3 million, while net hedge results had a negative impact of $32.9 million.  See Table 2 - Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.  Fee income from capital markets decreased 9 percent to $272.1 million from $300.0 million for 2004.  For the first nine months of 2005, all other noninterest income categories grew 4 percent, or $16.0 million, to $416.0 million.  This growth was led by revenue from loan sales and securitizations which increased 284 percent or $25.5 million, merchant processing noninterest income which increased 20 percent or $11.0 million, a $7.7 million settlement received from an insurance company, and $3.2 million increase in deposit service charges.  Partially offsetting these increases was a $9.1 million write-off in 2005 of net capitalized expenses on HELOC held for sale that prepaid faster than anticipated.  In addition, security gains of $24.5 million primarily from sales of securities and divestiture gains of $3.8 million from the sale of certain merchant relationships were recognized in 2004.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Net interest income increased 16 percent to $729.2 million from $627.9 million for the first nine months of 2004 while earning assets increased 37 percent to $31.5 billion from $23.1 billion in 2004.  The year-to-date consolidated margin decreased to 3.09 percent in 2005 from 3.63 percent in 2004.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first nine months of 2005 increased 11 percent to $1,250.1 million from $1,121.6 million in 2004.  Personnel expense increased $66.2 million or 10 percent in 2005 primarily due to growth initiatives in Retail/Commercial Banking.  All other expense categories increased 14 percent or $62.3 million in 2005, which included growth in occupancy expense, operations services, contract employment, legal and professional fees, and dividends on FTBNA perpetual preferred stock.  The provision for loan losses increased 41 percent to $51.5 million from $36.6 million in the first nine months of 2004.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

BUSINESS LINE REVIEW

Retail/Commercial Banking

For the first nine months of 2005, pre-tax income increased 23 percent to $341.6 million from $277.1 million in 2004.  Total revenues for the nine-month period were $1,005.8 million, an increase of 18 percent from $853.2 million in 2004.  Net interest income increased 26 percent, or $131.2 million as earning assets grew 27 percent.  Noninterest income increased 6 percent, or $21.4 million primarily due to increased revenue from loan sales and securitizations and merchant processing.  Provision for loan losses increased 40 percent in 2005 to $51.1 million from $36.6 million as the loan portfolio has grown by 19 percent compared to the first nine months of 2004.  Total noninterest expense for the nine-month period increased 14 percent to $613.1 million from $539.5 million in 2004.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Mortgage Banking

For the first nine months of 2005 pre-tax income decreased 5 percent to $151.2 million from $159.8 million in 2004.  Total revenues for the nine-month period were $503.8 million, an increase of 5 percent from $477.6 million in 2004.  During this period, fees from the origination process increased $47.9 million while net servicing income declined $30.4 million as higher servicing fees were offset by increased amortization and a decline in net hedge results.   See Table 2 - Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.  Total noninterest expense for the nine-month period increased 11 percent to $352.2 million from $317.8 million in 2004.  Total noninterest expense increased primarily due to growth in the sales force and increased production volume.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Capital Markets

For the first nine months of 2005 pre-tax income decreased to $20.3 million from $77.3 million in 2004.  Total revenues for the nine-month period were $260.4 million, a decrease of 16 percent from $308.7 million in 2004.  Total noninterest expense for the nine-month period increased 4 percent to $240.1 million from $231.4 million in 2004 primarily due to amortization and other increased costs resulting from the SLK and Alterity acquisitions. This impact was partially offset by decreased personnel expenses resulting from lower commissions and incentives associated with the reduced fee income this year.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Corporate

For the first nine months of 2005, Corporate had a pre-tax loss of $29.2 million compared to a pre-tax gain of $5.5 million in 2004.  Included in 2005 was $7.0 million in dividends on noncumulative perpetual preferred stock issued in the first quarter 2005, while 2004 results include $23.6 million of net security gains.

CAPITAL

Management's objectives are to provide capital sufficient to cover the risks inherent in FHN's businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders' equity increased 15 percent in third quarter 2005 to $2.2 billion from $1.9 billion, reflecting internal capital generation.  Period-end shareholders' equity was $2.3 billion on September 30, 2005, up 14 percent from 2004.  The increase in shareholders' equity during 2005 came principally from retention of net income after dividends and the effects of stock option exercises.  Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders.  In order to maintain FHN's well-capitalized status while sustaining strong balance sheet growth, FHN has raised approximately $295 million of additional capital and has not repurchased a significant number of shares since September 30, 2004.

Table 7 - Issuer Purchases of Equity Securities
(Volume in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2005
July 1 to July 31	-	-	-	30,010
August 1 to August 31	-	-	-	30,010
September 1 to September 30	-	-	-	30,010
Total	-	-	-
Compensation Plan Programs:
-	A consolidated compensation plan share purchase program was approved on July 20, 2004 and was announced on August 6, 2004. This plan consolidates into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program is 25.1 million shares which may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date.
Other Programs:
-	A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16, 2001, it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004. On October 19, 2004, the board of directors extended the authorization until December 31, 2007.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries.  Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution's capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.  The system categorizes a depository institution's capital position into one of five categories ranging from well-capitalized to critically under-capitalized.  For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively.  As of September 30, 2005, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 6 - Regulatory Capital.

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

INTEREST RATE RISK MANAGEMENT

Interest rate sensitivity risk is defined as the risk that future changes in interest rates will adversely impact income.  The primary objective of managing interest rate risk is to minimize the volatility to earnings from changes in interest rates and preserve the value of FHN's capital.  ALCO, a committee consisting of senior management that meets regularly, is responsible for coordinating the financial management of interest rate risk.  FHN primarily manages interest rate risk by structuring the balance sheet to attempt to maintain the desired level of net interest income while managing interest rate risk and liquidity.  In some instances derivatives are used to manage interest rate risk.

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

Core deposits are a significant source of funding and have been a stable source of liquidity for banks.  These deposits are insured by the Federal Deposit Insurance Corporation to the extent authorized by law.  For third quarter 2005 and 2004, the average total loans, excluding loans held for sale, to core deposits ratio was 150 percent and 148 percent, respectively.  As loan growth currently exceeds core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position.  One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations.  FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans to maturity.

FTBNA also has the ability to enhance its liquidity position by issuing preferred equity or incurring other debt.  FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings, debt offerings and equity offerings in its management of liquidity.  Due to considerable growth of the HELOC portfolio, whole-loan sales and securitizations of this loan type are an important funding source.

Prior to February 2005, FTBNA had a bank note program under which the bank was able to borrow funds from time to time at maturities of 30 days to 30 years.  This bank note program has been terminated in connection with the establishment of a new program.  That termination does not affect any previously-issued notes outstanding.  In February 2005, FTBNA established a new bank note program providing additional liquidity of $5.0 billion.   This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes.  On September 30, 2005, $4.7 billion was available under current conditions through the bank note program as a funding source.

Liquidity has also been obtained through FTBNA's issuance of 300,000 shares of noncumulative perpetual preferred stock which provided approximately $295 million additional capital (see also Note 10 - Preferred Stock of Subsidiary).  In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN's junior subordinated debentures through two Delaware business trusts wholly owned by FHN and through preferred stock issued by an indirect wholly-owned subsidiary of FHN ($45.3 million on September 30, 2005).

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the nine-month periods ending September 30, 2005 and 2004.  Net cash provided by financing activities was the primary contributor to an increase in cash and cash equivalents for both nine-month periods, mainly resulting from growth in deposits.  In 2004 the issuance of term borrowings also contributed to positive cash flows from financing activities.  These funds were utilized to meet liquidity needs related to strong loan growth that resulted in negative cash flows from investing activities in 2005 and 2004.  Acquisition activity also contributed to negative cash flows from investing activities in 2005.  Positive cash flows from sales and maturities of investment securities in 2004 were primarily used to fund balance sheet growth resulting from a delayed HELOC securitization.  Earnings represent a significant source of liquidity, providing positive operating cash flows in both years.  In 2004 net cash flows from operating activities were negative primarily due to increased funding requirements resulting from the delayed HELOC securitization and growth in MSR and other retained interests resulting from securitization activities.

Parent company liquidity is maintained by cash flows from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders.  The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt.  Under an effective shelf registration statement on file with the SEC, FHN, as of September 30, 2005, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million.  In addition, $50 million of borrowings under unsecured lines of credit from non-affiliated banks were available to the parent company to provide for general liquidity needs.

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

FHN's use of GSE as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry.  During third quarter 2005, $5.2 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these GSE.

Certain of FHN's originated loans, including second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through GSE.  FHN pools and securitizes these non-conforming loans in proprietary transactions.  After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.  These transactions, which are conducted through single-purpose business trusts, are the most efficient way for FHN and other participants in the housing industry to monetize these assets.  On September 30, 2005, the outstanding principal amount of loans in these off-balance sheet business trusts was $16.9 billion.  Given the significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

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

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS

When First Horizon Home Loans sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower.  An amount is capitalized as MSR on the Consolidated Condensed Statements of Condition based on the expected present value of the anticipated cash flows received for servicing the loan, net of the estimated costs of servicing the loan.  During third quarter 2005 and 2004, First Horizon Home Loans capitalized $129.3 million and $162.0 million, respectively, of MSR in connection with sales of first-lien mortgage loans in the secondary market and acquisition of servicing rights from third parties.  On September 30, 2005 and 2004, the total outstanding principal amount of First Horizon Home Loans' first-lien servicing portfolio aggregated $93.6 billion and $81.6 billion, respectively.

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

Prepayment Speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms.  When a mortgage loan is prepaid the anticipated cash flows associated with servicing that loan are terminated, resulting in impairment of the fair value of the capitalized MSR.  To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, First Horizon Home Loans utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including First Horizon Home Loans' own historical prepayment experience.  For purposes of model valuation, estimates are made for each product type within the MSR portfolio on a monthly basis.

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

Float Income: Estimated float income is driven by expected float balances (principal, interest and escrow payments that are held pending remittance to the investor or other third party) and current market interest rates, including the thirty-day London Inter-Bank Offered Rate (LIBOR) and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair value of MSR.

First Horizon Home Loans engages in a process referred to as "price discovery" on a quarterly basis to assess the reasonableness of the estimated fair value of MSR.  Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by an independent third party: a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business.  Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information.  On September 30, 2005 and 2004, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

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

Hedging the Fair Value of MSR

First Horizon Home Loans also enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR due solely to changes in the benchmark interest rate (10-year LIBOR swap rate).  Substantially all capitalized MSR are hedged for economic purposes with the vast majority of MSR routinely qualifying for hedge accounting.  For purposes of measuring effectiveness of the hedge, time decay and recognized net interest income, including changes in value attributable to changes in spot and forward prices, if applicable, are excluded from the change in value of the related derivatives. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio are designated to specific risk tranches of servicing.  First Horizon Home Loans enters into hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  Hedges are reset at least monthly and more frequently, as needed, to respond to changes in interest rates or hedge composition.  Generally, a coverage ratio approximating 100 percent is maintained on hedged MSR.  Prior to acquiring a new hedge instrument, First Horizon Home Loans performs a prospective evaluation of anticipated hedge effectiveness by reviewing the historical regression between the underlying index of the proposed hedge instrument and the mortgage rate.  At the end of each hedge period, the change in the fair value of the hedged MSR asset due to the change in benchmark interest rate is calculated and becomes a historical data point.  Retrospective hedge effectiveness is determined by performing a regression analysis of all collected data points over a rolling 12-month period.  Effective hedging under SFAS No. 133 results in adjustments to the recorded value of the MSR.  These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, are included as a component of servicing income in mortgage banking noninterest income.

MSR subject to SFAS No. 133 hedges totaled $1.2 billion and $1.0 billion on September 30, 2005 and 2004, respectively.  Related derivative net assets were $4.5 million and $93.9 million on September 30, 2005 and 2004, respectively.  For third quarter 2005 and 2004, SFAS No. 133 hedge ineffectiveness was a net loss of $3.7 million and a net gain of $16.3 million, respectively.  These amounts were recognized as a component of net servicing income in mortgage banking noninterest income.  Included in these amounts were a loss of $1.1 million and a gain of $9.4 million in third quarter 2005 and 2004, respectively, representing recognized net interest income and time decay on various hedges, which were excluded for purposes of measuring hedge effectiveness. The remaining ineffectiveness was a net loss of $2.5 million and a net gain of $6.9 million in 2005 and 2004, respectively.

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

Actual vs. Estimated Prepayment Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSR requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income.  Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors.  As a result, the estimated assumptions used to value MSR - particularly the estimate of prepayment speeds - can vary significantly from actual experience, resulting in the recognition of additional impairment charges in current earnings.  Table 8 provides a summary of actual and estimated weighted average prepayment speeds used in determining the estimated fair value of MSR for the quarters ended September 30, 2005 and 2004.

Each month the actual cash flows of the last 12 months from the total servicing portfolio are compared with the expected cash flow assumptions.  Although actual cash flows of individual components differ from expected cash flows, the difference for overall cash flows from the entire servicing portfolio for each of the 12-month periods ending September 30, 2005 and 2004 was negligible.

For the quarters ended September 30, 2005 and 2004, the amortization rates calculated by the model were 16.9 percent and 14.8 percent, respectively, while the related actual runoff was 29.0 percent and 22.4 percent, respectively.  There was no impairment expense during third quarter 2005, which was a $13.4 million improvement over the same period last year.  Mortgage rates declined during third quarter 2004, leading to lower projections of future cash flows and consequently a lower estimated fair value of the MSR asset.  While the actual runoff rates tend to lag interest rate changes, impairment expense generally has an immediate response to changes in the prevailing interest rate environment as FHN's valuation model incorporates all current market drivers when generating future cash flow estimates.  To the extent such changes in future cash flows are not completely hedged using derivative instruments, impairment expense can vary accordingly.  The lower MSR estimated fair value necessitated the aforementioned impairment charge.  Mortgage rates rose during third quarter of this year, resulting in an increased estimated fair value of the MSR asset and no impairment expense.

Table 8 - Mortgage Banking Prepayment Assumptions
	Three Months Ended
	September 30
(Dollars in millions)	2005	2004
Prepayment speeds
Actual	29.0%	22.4%
Estimated*	25.7	17.8
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

Residual-Interest Certificates Fair Value - HELOC and Second-lien Mortgages

In certain cases, when FHN sells HELOC or second-lien mortgages in the secondary market, it retains an interest in the loans sold primarily through a residual-interest certificate.  Residual-interest certificates are financial assets which represent rights to receive earnings to the extent of excess income generated by the underlying loan collateral of certain mortgage-backed securities, which is not needed to meet contractual obligations of senior security holders. The fair value of a residual-interest certificate typically changes based on the differences between modeled prepayment speeds and credit losses and actual experience.  Additionally, similar to MSR and interest-only certificates, the market for residual-interest certificates is limited, and the precise terms of transactions involving residual-interest certificates are not typically readily available.  Accordingly, FHN relies primarily on a discounted cash flow model, which is prepared monthly, to estimate the fair value of its residual-interest certificates.

Estimating the cash flow components and the resultant fair value of the residual-interest certificates requires FHN to make certain critical assumptions based upon current market and loan production data.  The primary critical assumptions used by FHN to estimate the fair value of residual-interest securities include prepayment speeds, credit losses and discount rates, as discussed above.  FHN's residual-interest certificates are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of other income on the Consolidated Condensed Statements of Income.  FHN does not utilize derivatives to hedge against changes in the fair value of residual-interest certificates.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $501.1 million and $641.6 million on September 30, 2005 and 2004, respectively.  The balance sheet impact of the related derivatives was a net asset of $2.1 million and a net liability of $4.6 million on September 30, 2005 and 2004, respectively. For third quarter 2005 and 2004, net gains of $.4 million and net losses of $6.5 million, respectively, representing the hedge ineffectiveness of these fair value hedges, were recognized as a component of gain or loss on sale of loans.

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

For the periods ended September 30, 2005 and 2004, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower.  Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in a liability with an estimated fair value of $7.8 million on September 30, 2005, and an asset with an estimated fair value of $27.8 million on September 30, 2004.

FORECLOSURE RESERVES

As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market.  Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure.  On September 30, 2005 and 2004, $3.2 billion and $3.5 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk.  On September 30, 2005 and 2004, $171.1 million and $190.1 million, respectively, of mortgage loans were outstanding which were sold under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the servicing portfolio.  The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure.  In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses.  On September 30, 2005 and 2004, the foreclosure reserve was $16.8 million and $18.0 million, respectively.  While the servicing portfolio has grown from $81.6 billion on September 30, 2004, to $93.6 billion on September 30, 2005, the foreclosure reserve has decreased primarily due to a reduction in the recourse portfolio.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations.  Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.  There have been no significant changes to the methodology for the quarters ended September 30, 2005 and 2004.

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

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47) was issued in March 2005.  FIN No. 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service.  FIN No. 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure.  FHN currently owns certain buildings that contain asbestos.  As a result of adopting FIN No. 47, FHN will increase the value of its recorded tangible assets at the time it recognizes the associated conditional retirement obligation.  The retirement liability is accreted through interest expense to the estimated payouts that would be made in the future if settlement of the liability were to occur.  Previously, FHN did not accrue any retirement liability for the expected retirement costs on these buildings due to the uncertainty associated with the timing and amount of payment.  FIN No. 47 is effective no later than the end of fiscal 2005.  Upon adoption of FIN No. 47, FHN anticipates an after-tax cumulative effect of a change in accounting of between $2 million and $4 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, especially the section captioned "Risk Management - Interest Rate Risk Management on page 37, as well as all other portions that discuss interest rates, the interest rate market or environment, and other similar matters; (b) the "Interest Rate Risk Management" subsection of Note 1 included as Item 1 of Part I of the report on page 11 (c) the section entitled "Risk Management - Interest Rate Risk Management" of the Management's Discussion and Analysis of Results of Operations and Financial Condition section of FHN's 2004 Annual Report to shareholders, and (d) the "Interest Rate Risk Management" subsection of Note 1 to the Consolidated Financial Statements included in FHN's 2004 Annual Report to shareholders. Those sections of the 2004 Annual Report to shareholders were included in that portion of that Report which was filed as Exhibit 13 to the registrant's annual report on Form 10-K, and those sections are incorporated herein by reference.

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

Part II.

OTHER INFORMATION

Items 1, 3, 4, and 5

As of the end of the third quarter 2005, the answers to Items 1, 3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	Not applicable
(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I - First Horizon National Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations at page 36.

Item 6      Exhibits

(a) Exhibits.

Exhibit No.	Description
3.2	Bylaws of the Corporation, as amended and restated July 19, 2005, incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated July 19, 2005.
4	Instruments defining the rights of security holders, including indentures.*
10.2(c)**	1995 Employee Stock Option Plan, as amended and restated July 19, 2005, incorporated by reference to Exhibit 10.2(c) to the registrant's Current Report on Form 8-K dated July 19, 2005.
10.2(e)**	2000 Employee Stock Option Plan, as amended and restated July 19, 2005, incorporated by reference to Exhibit 10.2(e) to the registrant's Current Report on Form 8-K dated July 19, 2005.
13	The "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section and the "Interest Rate Risk Management" subsection of Note 1 to the Corporation's consolidated financial statements, contained, respectively, at pages 23-27 and page 66, in the Corporation's 2004 Annual Report to shareholders, furnished to shareholders in connection with the Annual Meeting of Shareholders on April 19, 2005, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be "filed" with the Commission.
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: 11/07/05	By:	/s/ Marlin L. Mosby III Marlin L. Mosby III Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	Bylaws of the Corporation, as amended and restated July 19, 2005, incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated July 19, 2005.
4	Instruments defining the rights of security holders, including indentures.*
10.2(c)**	1995 Employee Stock Option Plan, as amended and restated July 19, 2005, incorporated by reference to Exhibit 10.2(c) to the registrant's Current Report on Form 8-K dated July 19, 2005.
10.2(e)**	2000 Employee Stock Option Plan, as amended and restated July 19, 2005, incorporated by reference to Exhibit 10.2(e) to the registrant's Current Report on Form 8-K dated July 19, 2005.
13	The "Risk Management-Interest Rate Risk Management" subsection of the Management's Discussion and Analysis section and the "Interest Rate Risk Management" subsection of Note 1 to the Corporation's consolidated financial statements, contained, respectively, at pages 23-27 and page 66, in the Corporation's 2004 Annual Report to shareholders, furnished to shareholders in connection with the Annual Meeting of Shareholders on April 19, 2005, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be "filed" with the Commission.
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

* The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

** This is a management contract or compensatory plan required to be filed as an exhibit.