Form 10-K
period 2005-12-31
FIRST HORIZON NATIONAL CORP
filed 2006-03-08
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ YES ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

At June 30, 2005, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $5.2 billion.

At February 24, 2006, the registrant had 126,698,027 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2005 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/18/06 – Part III

PART I

ITEM 1

BUSINESS

General.

          First Horizon National Corporation (the “Corporation,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2005, the Corporation had total assets of $36.6 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies and ranked 27th nationally.

          Through its principal subsidiary, First Tennessee Bank National Association (the “Bank”), and its other banking-related subsidiaries, the Corporation provides diversified financial services through four business segments. The segments reflect the common activities and operations of aggregated business segments across the various delivery channels: Retail/Commercial Banking, Mortgage Banking, and Capital Markets. In addition, the Corporate segment provides essential support within the Corporation. The percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) ascribed to each of our segments for the past three years was: Retail/Commercial Banking, 57% (2005), 53% (2004), and 42% (2003); Mortgage Banking, 28% (2005), 28% (2004), and 35% (2003); Capital Markets, 14% (2005), 17% (2004), and 22% (2003); and Corporate, 1% (2005), 2% (2004), and 1% (2003). Financial and other additional information concerning our segments appears in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements contained in the Corporation’s 2005 Annual Report to shareholders. During 2005 approximately 59% of revenues were provided by fee income and approximately 41% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

          The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2005 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.4 billion and contributed substantially all of consolidated net income from continuing operations. At December 31, 2005, the Bank had $36.3 billion in total assets, $23.4 billion in total deposits, and $20.4 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2005. On December 31, 2005, the Bank had 500 banking locations (183 financial centers and 317 off-premises ATMs) in 17 Tennessee counties, including all of the major metropolitan areas of the state; 13 banking locations in Mississippi (7 financial centers and 6 off-premises ATMs); 1 off-premises ATM in Arkansas; 1 off-premises ATM in Kentucky; 8 financial centers in Virginia; 2 off-premises ATMs in North Carolina; 8 banking locations in Georgia (6 financial centers and 2 off-premises ATMs); 6 banking locations in Texas (4 financial centers and 2 off-premises ATMs); 1 off-premises ATM in Colorado; and 2 off-premises ATMs in Arizona. At December 31, 2005, First Horizon Home Loan Corporation, a subsidiary of the Bank with principal offices in the Dallas, Texas metropolitan area, and its affiliates provided mortgage banking services through 413 offices, including satellite branches, in 44 states and, at December 31, 2005, ranked in the top 20 nationally in retail mortgage loan originations and top 15 nationally in mortgage loan servicing, as reported by Inside Mortgage Finance. FTN Financial products and services, at December 31, 2005, were offered through 18 offices in 15 states, and FTN Financial Capital Markets, a division of the Bank, ranked as one of the leading underwriters of U.S. agency debt.

          At December 31, 2005, the Corporation provided the following services through its subsidiaries:

•	general banking services for consumers, businesses, financial institutions, and governments

•	mortgage banking services

•

through FTN Financial – sales, trading, and underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; mortgage loans; advisory services; equity sales, trading, and research; and various investment banking services

•	transaction processing - credit card merchant processing, nationwide check clearing services, and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	discount brokerage and full-service brokerage

•	venture capital

•	equipment finance

•	investment and financial advisory services, including investment advisor to First Funds, a proprietary family of mutual funds

•	mutual fund sales as agent

•	retail and commercial insurance sales as agent

•	private mortgage reinsurance

•	services related to health savings accounts

At the date of the filing of this report on Form 10-K, the Corporation has previously announced the sale of its credit card merchant processing business and a transaction which, if closed, would result in the Corporation no longer providing advisory services to mutual funds or offering its proprietary family of mutual funds.

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

          All of the Corporation’s operating subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc., First Tennessee Advisory Services, a separately identifiable department of the Bank, and First Tennessee Brokerage, Inc. are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., FTN Financial Securities Corp. and FTN Midwest Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. Pursuant to federal law, First Horizon Home Loan Corporation is regulated by the Comptroller and, under regulations promulgated by the Comptroller, is exempt from licensing as a mortgage lender in all states where it does business. First Tennessee Insurance Services, Inc. (“FTIS”) and First Horizon Insurance Services, Inc. (“FHIS”) are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a monoline insurance company. FT Insurance Corporation is licensed as an insurance agency in Alabama. Synaxis Group, Inc.’s subsidiaries, which include Synaxis, Inc., Synaxis Insurance Services, Inc., Synaxis Risk Services, Inc., Merritt & McKenzie, Inc., and Van Meter Insurance, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corp., FTN Midwest Securities Corp., FHIS, and FTIS and all of the subsidiaries listed in the preceding sentence are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.

          Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2005.

          Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

          At December 31, 2005, the Corporation and its subsidiaries had 13,501 employees and 13,175 full-time-equivalent employees, not including contract labor for certain services.

          For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections contained in pages 3 through 51 of the Corporation’s 2005 Annual Report to shareholders, which sections are incorporated herein by reference.

          The Corporation’s current internet address is www.fhnc.com. The Corporation makes available free of charge on its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

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

          Under the BHCA, prior to March 13, 2000, bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve, and a bank holding company and its subsidiaries were generally limited to engaging in banking and activities found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Since March 13, 2000, eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature” generally without the prior approval of the Federal Reserve. See “Gramm-Leach-Bliley Act” below.

          In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2005, the Corporation estimates that it held approximately 22.5% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “- Interstate Banking and Branching Legislation” below.

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

          At December 31, 2005, under dividend restrictions imposed under applicable federal laws, the Bank, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $815.3 million.

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

          Transactions with Affiliates

          There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank’s purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank (including for purposes of this paragraph all subsidiaries of the Bank) may not extend credit to the Corporation or to any other affiliate (other than another subsidiary bank and certain exempted affiliates) in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to the Corporation or to such other affiliates. Also, extensions of credit and other transactions between the Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

          Capital Adequacy

          The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less any amounts of goodwill, other intangible assets, and other items that are required to be deducted (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2005, the Corporation’s consolidated Tier 1 Capital and Total Capital ratios were 8.55% and 12.30%, respectively.

          The Federal Reserve Board, the FDIC, and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions are able to satisfy any additional capital requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. Based on present practices and activity levels, these trading-related market risk rules have no significant impact on the Corporation’s regulatory capital requirements.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2005 was 6.67%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2005. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

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

          In June 2004, the Basel Committee issued its final framework. In September 2005, the U.S. Regulators decided to delay implementation of Basel II in the United States which was expected to start in 2008 with a two-year phase in. The delay was due to reaction to the results of a simulation exercise that indicated some Basel II banks would have very low risk based capital requirements thus providing potential detrimental effects on competition in the U.S. banking sector. A Notice of Proposed Rulemaking (NPR) in now expected in early 2006. That NPR is expected to require implementation of the advanced measurement methods for large internationally active banks (core banks) and allows for other banks to opt-in should they so choose. Under the proposed rules the Corporation would not be considered a core bank that would be required to implement the new rules but could evaluate whether to opt in. For those non-core banks that do not opt in, an Advanced Notice of Proposed Rulemaking (APNR) was issued in October 2005, known as Basel IA, which proposed certain revision to the current Basel I capital rules. Going forward, the regulators plan to coordinate the issuance of the Basel II NPR with the issuance of a Basel IA NPR in a manner that will allow for some overlap in the comment period to allow the effects of the two proposals to be evaluated side by side. The proposed plan now for Basel II is a parallel run in 2008 and a three-year phase in over 2009-2011. The Corporation cannot predict at this time the final form the U.S. Regulators’ rules will take, or the effect they would have on the financial condition or results of operations of the Bank or the Corporation. The Corporation intends to continue to monitor the evolution of the proposed rulemaking and its potential impacts to the Corporation and the industry.

          Holding Company Structure and Support of Subsidiary Banks

          Because the Corporation is a holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that the Corporation may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over the creditors in the event of liquidation of a bank subsidiary.

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

          Cross-Guarantee Liability

          Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is currently the only depository institution owned by the Corporation. In the event that the Corporation established or acquired another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Corporation’s other subsidiary bank(s), and a potential loss of the Corporation’s investment in such subsidiary bank.

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

          The Corporation believes that at December 31, 2005 the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

          Interstate Banking and Branching Legislation

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized two methods of interstate expansion by banks and bank holding companies without geographic limitation.

          According to IBBEA, a bank may merge with a bank in another state and continue to operate the merged bank’s branches as interstate branches. IBBEA allowed states to opt out of allowing the operation of interstate branches pursuant to merger transactions, if they did so by May 31, 1997. Two states, Texas and Montana enacted such opt-out legislation, but both of these states have since enacted legislation to allow interstate branching through merger transactions. Tennessee did not opt out of interstate branching.

          For merger transactions, states may impose restrictions on such transactions. Many states have requirements for a minimum period of time that a bank must have been in existence before a merger is allowed. According to IBBEA, the maximum period allowed for such age restrictions is five years. Additionally, national and state deposit concentration limits apply to interstate mergers

          IBBEA also provides that a bank may establish and operate a de novo branch or acquire an existing branch in a state in which a bank is not headquartered and does not maintain a branch if the host state permits de novo branching. Various states permit de novo branching; and some states require reciprocal branching statutes to allow de novo branching. Tennessee permits de novo branching on a reciprocal basis.

          Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state chartered bank is allowed to establish or acquire branches within the state.

          Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act of 1999 repealed or modified a number of significant provisions of then-current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which imposed restrictions on banking organizations’ ability to engage in certain types of activities. The Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. The Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements: (1) the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities, (2) the national bank and its depository institution affiliates must each be well-capitalized and well-managed, (3) the aggregate consolidated total assets of all of the national bank’s financial subsidiaries must not exceed 45% of the national bank’s consolidated total assets or, if less, $50 billion, (4) the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary, and (5) if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories (or if in the second fifty largest banks, an alternative requirement is that the national bank has a current long-term issuer credit rating within the three highest investment grade rating categories). No new financial activity may be commenced under the Act unless the national bank and all of its depository institution affiliates have at least “satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the Act contains a number of other provisions that may affect the Bank’s operations, including functional regulation of the Bank’s securities and investment management operations by the SEC and the Bank’s insurance operations by the States and limitations on the use and disclosure to third parties of customer information. The Corporation is a financial holding company and the Bank has a number of financial subsidiaries.

          FDIC Insurance Assessments; DIFA

          The FDIC insurance premium charged on bank deposits insured by the Bank Insurance Fund (“BIF”) and on deposits insured by the Savings Association Insurance Fund (“SAIF”), including savings association deposits acquired by banks, ranges from 0 to 27 cents per $100 of deposits, depending on the institution’s risk classification, based on capital and supervisory risk factors. The Deposit Insurance Funds Act of 1996 (“DIFA”) provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to any assessments imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation (“FICO”) bonds. All banks are assessed to pay the interest due on FICO bonds. The cost to the Corporation on an annual basis is immaterial. In early 2006, the BIF and SAIF were merged into a new Deposit Insurance Fund (“DIF”).

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

          Certain of the Corporation’s subsidiaries and a division of the Bank are registered investment advisers who are regulated under the Investment Advisers Act of 1940. Among other activities, certain of these investment advisers provide investment advice to investment companies regulated under the Investment Company Act of 1940. Advisory contracts with these investment companies automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained. Subsidiaries of the Corporation are subject to certain restrictions in their dealings with investment companies advised by these affiliated investment advisers. At the date of the filing of this report on Form 10-K, the Corporation has previously announced a transaction which, if closed, would result in the Corporation no longer advising or offering its proprietary family of mutual funds.

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

Sources and Availability of Funds.

          Specific reference is made to the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 51 (including pages 25 through 29) of the Corporation’s 2005 Annual Report to shareholders, which sections are incorporated herein by reference.

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

          The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Corporation and the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

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

Statistical Information Required by Guide 3.

          The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections set forth at pages 3 through 51 of the Corporation’s 2005 Annual Report to shareholders. Certain information not contained in the 2005 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)

Investment Portfolio
(Dollars in thousands)	2005	2004	2003

Mortgage-backed securities & collateralized mortgage obligations	$2,525,865	$2,391,162	$2,200,862
U.S. Treasury	41,113	41,244	47,977
U. S. government agencies	133,918	40,959	1,164
States and political subdivisions	2,525	8,268	14,423
Other	209,065	199,364	205,944

Total	$2,912,486	$2,680,997	$2,470,370

Loan Portfolio
(Dollars in thousands)	2005	2004	2003	2002	2001

Commercial:
Commercial, financial and industrial	$6,578,130	$5,560,736	$4,502,917	$4,134,158	$4,176,738
Real estate commercial	1,213,052	960,178	968,064	1,037,341	929,036
Real estate construction	2,108,121	1,208,703	690,402	551,449	492,531
Retail:
Real estate residential	8,357,143	7,244,716	6,817,122	4,721,307	3,732,767
Real estate construction	1,925,060	1,035,562	527,260	342,127	211,429
Other retail	168,413	168,806	212,362	286,069	459,510
Credit card receivables	251,016	248,972	272,398	272,994	281,132

Total	$20,600,935	$16,427,673	$13,990,525	$11,345,445	$10,283,143

Short-Term Borrowings
(Dollars in thousands)	2005	2004	2003

Federal funds purchased and securities sold under agreements to repurchase	$3,735,742	$3,247,048	$3,079,248
Commercial paper	10,695	23,712	31,793
Trading liabilities	793,638	426,343	127,717
Other short-term borrowings	791,322	116,064	102,418

Total	$5,331,397	$3,813,167	$3,341,176

Maturities of Certificates of Deposits $100,000 and more on December 31, 2005

	0-3	3-6	6-12	Over 12
(Dollars in thousands)	Months	Months	Months	Months	Total

Certificates of deposit $100,000 and more	$10,293,604	$134,939	$119,704	$383,448	$10,931,695

Contractual Maturities of Commercial & Real Estate Construction Loans on December 31, 2005

		After 1 Year
(Dollars in thousands)	Within 1 Year	Within 5 Years	After 5 Years	Total

Commercial, financial and industrial	$3,921,567	$2,239,351	$417,212	$6,578,130
Real estate commercial	371,184	682,431	159,437	1,213,052
Commercial real estate construction	1,561,911	542,852	3,358	2,108,121
Retail real estate construction	1,918,278	6,782	—	1,925,060

Total	$7,772,940	$3,471,416	$580,007	$11,824,363

For maturities over one year:
Interest rates - floating		$2,146,053	$246,614	$2,392,667
Interest rates - fixed		1,325,363	333,393	1,658,756

Total		$3,471,416	$580,007	$4,051,423

ITEM 1A
RISK FACTORS

          This item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile, or eventually impact our financial results. The risks we face generally are similar to those experienced, to varying degrees, by all financial services companies.

          Our strategies and management’s ability to react to changing competitive and economic environments have enabled us historically to compete effectively, manage risks to acceptable levels, and create industry leading profitability levels. However, our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have established an enterprise-wide risk management committee that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure.

          We have outlined potential risk factors below that we presently believe could be important to us; however, other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict with certainty all potential developments which could affect our financial performance. The following discussion highlights potential risks which could intensify over time or shift dynamically in a way that might change our risk profile. In addition to the factors discussed elsewhere in this report (including the material incorporated into this report), among the factors that could cause our future results to differ materially from our past results and from expectations are those discussed in this item.

Forward-Looking Statements

          This report, including materials incorporated into it, may contain forward-looking statements with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

          Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond any company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations; inflation or deflation; investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness of our hedging practices; technology; demand for our product offerings; new products and services in the industries in which we operate; and critical accounting estimates.

          Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, the National Association of Securities Dealers, Inc. and its affiliates, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. We assume no obligation to update any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ because of several factors, including those presented below and in other sections of this report. Readers of this report should carefully consider the factors discussed in this Item below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

          Like all financial services companies, we compete for customers. Our primary areas of competition include: retail and commercial deposits and bank loans, wealth management, home mortgage loans and lines of credit, mortgage servicing, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national and state banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, and other financial services companies that serve the markets which we serve. We expect that competition will continue to grow more intense with respect to most of our products and services. For additional information regarding competition for customers, refer to the “Competition” heading of Part I, Item 1 beginning on page 11 of this report.

          While we face competition for customers, we also compete for financial capital (see “Financing, Funding, and Liquidity Risks” beginning on page 18 of this report) and to acquire and retain the human capital we need to thrive. Some of the keys to our ability to manage our competitive challenges are:

•	Our leading position in many of our markets and business lines

•	Our historical growth and retention of consumer and business customer bases

•	Historically strong employee value and loyalty ratings and national workplace recognition resulting in attraction and retention of high performing employees

Using those factors and others, we have focused on the delivery of products and services in a manner that maximizes the value our customers obtain from their relationships with us, and we have developed strategies that have enabled us to gain market share in our targeted markets over time. We also have developed strategies to attract and retain customers and talent that are displaced when competitors merge.

Growth Risks

          Every organization faces risks associated with growth. Our growth in 2005 resulted primarily from a combination of: our national expansion strategy in banking; acquisition of customers from competitors that have merged with each other; and targeted non-bank business acquisitions.

          Our national expansion strategy is primarily organic. Our strategy is to expand our banking business in selected national markets by building on our mortgage customer relationships in those markets. Our strategy is unusual in the financial services industry; many banks elect to become national in scope by acquiring large local and regional banks in targeted geographic areas. We believe our national expansion strategy should reduce some of the costs and risks associated with the acquisition model. The successful execution of our strategy depends upon a number of key elements, including:

•	our ability to successfully penetrate new markets at a reasonable cost and within a reasonable time frame;

•	our ability to cross-sell our home mortgage customers into bank products and services;

•	our ability to attract and retain commercial and other non-mortgage customers;

•	our ability to develop profitable customer relationships while expanding our existing information processing, technology, and other operational infrastructures effectively and efficiently; and

•	our ability to manage the liquidity and capital requirements associated with such growth.

We have in place a number of strategies designed to achieve each of those elements. Our challenge is to execute those strategies and adjust them as conditions change.

          To the extent we engage in bank or non-bank business acquisitions, we face various risks associated with that practice, including:

•	our ability to integrate the acquired company into our operations quickly and cost-effectively;

•	our ability to integrate the name recognition and goodwill of the acquired company with our own; and,

•	our ability to retain customers and key employees of the acquired company.

Credit Risks

          Like all other lenders, we face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss. In our business some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying our loan portfolio and by recording and managing an allowance for expected loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We also record loan charge-offs in accordance with accounting and regulatory guidelines and rules. These guidelines and rules could change and cause charge-offs to increase for reasons related or unrelated to the underlying performance of our portfolio; this risk is shared with all financial institutions. The models and approaches we use to originate and manage loans are continually updated to take into account changes in the competitive environment, in real estate prices, and in the economy, among other things. Additional information concerning credit risks and our management of them is set forth under the captions “Credit Risk Management” beginning on page 29, “Foreclosure Reserves” beginning on page 43, and “Allowance for Loan Losses” beginning on page 44, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Risk From Economic Downturns

          Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans, deposit products, fixed income products, and financial services may decline during an economic downturn. Accordingly, an economic downturn (local, regional, or national) can hurt our financial performance in the form of higher loan losses, lower loan levels, lower deposit levels, and lower fees from transactions and services. These risks are faced by all financial services companies and we have in place processes and tools that we believe allow us to monitor and manage those risks.

Hedge Risks

          In the normal course of our businesses, including (among others) banking, mortgage, and capital markets, we attempt to partially or fully hedge various financial risks. We do that primarily by using derivative instruments or by engaging in business activities that are countercyclical to the risks at issue. Our hedging activities are discussed in more detail in various places under the following captions of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report: “Risk Management,” beginning on page 23; and, “Critical Accounting Policies,” beginning on page 37. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Although we actively manage those risks, unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

Reputation Risks

          Our ability to conduct and grow our businesses, and to obtain and retain customers, is highly dependent upon external perceptions of our business practices and our financial stability. Our reputation is, therefore, a key asset for us. Our reputation is affected principally by our own practices and how those practices are perceived and understood by others. Adverse perceptions regarding the practices of our competitors, or our industry as a whole, also may adversely impact our reputation. In addition, adverse perceptions relating to parties with whom we have important relationships may adversely impact our reputation.

          Damage to our reputation could hinder our ability to access the capital markets, could hamper our ability to attract new customers and retain existing ones, and could undermine our ability to attract and retain talented employees, among other things. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk.

          As with all other risks, we actively devote significant resources to safeguard our reputation. Senior management oversees processes for reputation risk monitoring, assessment, and management.

Operational Risks

          Our ability to grow is dependent in part upon our ability to create and maintain an appropriate operational and organizational infrastructure, manage expenses as we expand, and recruit and retain personnel with the ability to manage an increasingly complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate processes; faulty or disabled computer systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events. In addition, we outsource some of our operational functions to third parties; those third parties may experience similar errors or disruptions that could adversely impact us and over which we may have limited control. Failure to build and maintain the necessary operational infrastructure, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, or noncompliance with applicable laws or regulatory standards. Operational risk is specifically managed through internal monitoring, measurement, and assessment by line management and oversight of processes by top management; regulatory guidance for mitigating operational risk is followed. Additional information concerning operational risks and our management of them appears under the caption “Operational Risk Management” beginning on page 29 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Financing, Funding, and Liquidity Risks

          Management of liquidity and related risks is a key function for our business. Additional information concerning liquidity risk management is set forth under the caption “Liquidity Management” beginning on page 25 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our funding requirements currently are met principally by deposits, financing from other financial institutions, and financing using the capital markets. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results.

          A number of factors could make such funding more difficult, more expensive, or unavailable on affordable terms, including, but not limited to, our financial results, organizational changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets, and may become increasingly difficult due to economic and other factors.

          We depend significantly on our ability to sell or securitize first and second mortgage loans and home equity lines of credit (which we refer to as HELOC). Those actions involve the sale of whole loans or of beneficial interests in loans. Although the market for loans is substantial, if it experiences difficulties we may be unable to sell or securitize our mortgage or HELOC loans at all, or at favorable pricing levels. If we were unable to continue to sell or securitize our loans at current levels, we would seek alternative funding sources to fund loan originations and meet our other liquidity needs. If we were unable to find cost-effective and stable alternatives, that failure could negatively impact our liquidity and could potentially increase our cost of funds and lower our loan growth.

          When we sell or securitize mortgage and HELOC loans, we sometimes do so with limited or full recourse, which means, in effect, that we will take some or significant financial responsibility for the loan if it defaults. Additional information concerning these risks is set forth under the caption “Foreclosure Reserves” beginning on page 43 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report. In many instances, we sell or securitize loans with no recourse. However, if a loan sold with no recourse defaults, we could still bear responsibility to the buyer if the loan did not conform to representations we made to the buyer at the time of sale. We manage that risk of non-conformity through origination and documentation controls and procedures.

          Rating agencies assign credit ratings to issuers and their debt. In that role, agencies directly affect the availability and cost of our funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. Currently, all three rating agencies rate the unsecured senior debt of the Corporation and the Bank as investment grade. Because we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of funding if our debt ratings were lowered, particularly if lowered below investment grade. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

          Regulatory laws or rules that establish minimum capital levels, regulate deposit insurance, and govern related funding matters for banks could be changed in a manner that could increase our overall cost of capital and thus reduce our earnings.

Interest Rate and Yield Curve Risks

          A significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. Additional information concerning those risks and our management of them appears under the caption “Interest Rate Risk Management” beginning on page 23 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage lending and servicing businesses also are affected by changes in interest rates. Generally, when rates increase, demand for mortgage loans and HELOC decrease (and our revenues from new originations fall), and when rates decrease, demand increases (and our origination revenues increase). In a contrary fashion, when interest rates increase, the value of mortgage servicing rights (MSR) that we retain increases, and when rates decline the value of MSR declines. Within our mortgage businesses, therefore, there is a partial natural hedge against ordinary interest rate changes. Additional information concerning those risks and our management of them appears under the caption “Mortgage Servicing Rights and Other Related Retained Interests” beginning on page 37 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage lending business is affected by changes in interest rates in another manner. During the period of loan origination and prior to the loan’s sale in the secondary market (when loans are in the “pipeline” and the “warehouse”), we are exposed to the risk of interest rate changes for those loans as to which we have agreed to lock in the customer’s mortgage rate. We manage that risk through hedging activities and other methods. Additional information concerning those risks and our management of them appears under the caption “Pipeline and Warehouse” beginning on page 42 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Like all financial services companies, we face the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are equal, or nearly equal, to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is relatively steep. However, during most of 2005 the yield curve has been relatively flat. A flat or inverted yield curve tends to decrease net interest margin, as the warehouse yields narrow relative to their short-term funding sources, and it tends to reduce demand for long-term debt, adversely impacting the revenues of our capital markets business.

          Lastly, expectations by the market regarding the direction of future interest rate movements, particularly long-term rates, can impact the demand for long-term debt which in turn can impact the revenues of our capital markets business. That risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.

Securities Inventories Risks

          Our capital markets business buys and sells various types of securities for its customers. In the course of that business we hold inventory positions and are exposed to certain risks of market fluctuations. In addition, we are exposed to credit risk associated with debt securities. We manage the risks of holding inventories of securities through certain policies and procedures. Additional information concerning those risks and our management of them appears under the caption “Market Risk Management” beginning on page 29 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2005 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report, and in the “Credit Risks” discussion beginning on page 16 of this report.

Regulatory and Legal Risks

          We operate in a heavily regulated industry and therefore are subject to many banking, deposit, insurance, brokerage, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 3 above, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees we can charge, could restrict our ability to collect loans or realize on collateral, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting our ability to share or receive customer information and increasing our costs. In addition, changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings.

          We also face litigation risks from customers (singly or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business in our industry, and we manage those risks through internal controls, personnel training, insurance, litigation management, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with certainty.

Risks of Expense Control

          Expenses and other costs directly affect our earnings. Our ability to successfully manage expenses is important to our long-term survival. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change or expand, additional expenses can arise from using outsourced services, asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things.

Geographic Risks

          Our mortgage and capital markets businesses are national in scope. Our national expansion strategy is making our banking business national as well. At present, however, a majority of our banking business is grounded in, and depends upon, the major Tennessee markets. As a result, to a greater degree than many of our competitors that operate nationally or in much broader regions, our banking business currently is exposed to adverse economic, regulatory, natural disaster, and other risks that might primarily impact Tennessee and the mid-South region of the U.S.

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of Registrant

          The following is a list of executive officers of the Corporation as of March 1, 2006. The executive officers are elected at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age	Offices and Positions (Year First Elected to Office)

Gerald L. Baker Age: 62	Chief Operating Officer of the Corporation and the Bank (2005)

Charles G. Burkett Age: 54	President –Tennessee and National Banking and Executive Vice President of the Corporation and the Bank (2004)

J. Kenneth Glass Age: 59	Chairman of the Board (2004), President (2001) and Chief Executive Officer (2002) of the Corporation and the Bank

Herbert H. Hilliard Age: 58	Executive Vice President, Risk Management (2001) and Government Relations and CRA (1988) of the Corporation and the Bank

Jim L. Hughes Age: 64	President – FTN Financial and Executive Vice President of the Corporation (2004) and President – FTN Financial of the Bank (1999)

Harry A. Johnson, III Age: 57	Executive Vice President (1990) and General Counsel (1988) of the Corporation and the Bank

James F. Keen Age: 55	Executive Vice President (2003), Corporate Controller of the Corporation (1988) and the Bank (2001) and principal accounting officer

Peter F. Makowiecki Age: 46	President – Mortgage Banking of the Corporation and the Bank (2006), Executive Vice President of the Corporation (2006), and Vice President of the Bank (2003)

Larry B. Martin Age: 58	Chief Operating Officer – First Tennessee Financial Services of the Corporation and the Bank (2004)

Marlin L. Mosby, III Age: 42	Executive Vice President (2002) and Chief Financial Officer (2003) of the Corporation and the Bank

Sarah L. Meyerrose Age: 50	Executive Vice President – Operations and Technology of the Corporation and the Bank (2005)

John P. O’Connor, Jr. Age: 62	Executive Vice President of the Corporation (1990) and the Bank (1987) and Chief Credit Officer (1988)

Elbert L. Thomas, Jr. Age: 57	Executive Vice President (1995) and Interest Rate Risk Manager (2003) of the Corporation and the Bank

          Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five years. Prior to November 2005, Mr. Baker was Executive Vice President of the Corporation and the Bank and President – First Horizon Financial Services; and prior to January 2006, Mr. Baker was President – Mortgage Banking and President and Chief Executive Officer of First Horizon Home Loan Corporation. Prior to November, 2005, Mr. Burkett was President – First Tennessee Financial Services and Executive Vice President of the Corporation and the Bank; prior to April 2004 Mr. Burkett was President – Retail Financial Services/Memphis Financial Services; and, prior to July of 2001 Mr. Burkett was Executive Vice President, Manager Affluent Market of the Bank. Prior to July of 2002, Mr. Glass was President and Chief Operating Officer of the Corporation and the Bank, and prior to July 2001, he was President-Retail Financial Services of the Corporation and the Bank. Prior to April of 2000, Mr. Glass was Executive Vice President of the Corporation and prior to April of 1999, he was President-Tennessee Banking Group of the Bank. Mr. Makowiecki also serves as Chief Executive Officer of First Horizon Home Loan Corporation (since January 2006), and he served as Chief Financial Officer of First Horizon Home Loan Corporation from 2000 until January 2006. Prior to April 2004, Mr. Martin was President – Business Financial Services/Tennessee Financial Services, and prior to July of 2001, he was Chairman and CEO – Knoxville of the Bank. Prior to November 2005, Ms. Meyerrose was Executive Vice President, Corporate and Employee Services of the Corporation and the Bank; and from July 2001 to July 2002, Ms. Meyerrose was also Executive Vice President, Wealth Management. Prior to November 2003, Mr. Mosby was Executive Vice President-Strategic Planning and Investor Relations and prior to April 2002, he was Senior Vice President, Strategic Planning. Mr. Thomas was appointed Executive Vice President-Interest Rate Risk Manager in October 2003 following his return after a disability leave which commenced December 1, 2002. Prior to December 1, 2002, Mr. Thomas was Chief Financial Officer of the Company and the Bank. Mr. Keen was appointed Chief Financial Officer on an interim basis, from December 1, 2002 until November 17, 2003.

          In addition to the foregoing persons, John H. Hamilton (age: 56), the Corporation’s Executive Vice President – Bank Services Group, was first elected to that position in 2004, and has been employed by the Corporation or its subsidiaries during each of the last five years. Mr. Hamilton was an executive officer within the meaning the rules applicable to this report at the beginning of 2005, but that status ceased on April 19, 2005. Whenever in this report data is disclosed for all executive officers, data for Mr. Hamilton pertaining to the period prior to April 19, 2005 is included, and data for Mr. Hamilton from and after that date is excluded. Prior to April 2004, Mr. Hamilton was Executive Vice President – Product Management and Delivery Services. Prior to June 2002, Mr. Hamilton was Executive Vice President, Manager Bank Services Group and prior to April 2002, he was Executive Vice President-Corporate Financial Services.

Declaration of Covenant
Relating To
The Bank’s Class A Non-Cumulative Perpetual Preferred Stock

          On March 23, 2005, the Bank issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Bank Preferred Stock”). That issuance was the subject of the Corporation’s Current Report on Form 8-K filed March 24, 2005. The Bank made a Declaration of Covenant dated as of July 20, 2005 (“Declaration”) in connection with the Bank Preferred Stock. The Declaration was the subject of Item 8.01 of the Corporation’s Current Report on Form 8-K filed July 22, 2005. Under the Declaration, the Bank has promised to redeem shares of the Bank Preferred Stock only if and to the extent that the redemption price is equal to or less than the New Equity Amount as of the date of redemption. “New Equity Amount” means, on any date, the net proceeds to the Bank or subsidiaries of the Bank received during the six months prior to such date from new issuances of common stock of the Bank or of other securities or combinations of securities that

(i)	qualify as Tier 1 capital of the Bank, and

(ii)

as reasonably determined in good faith by the Bank’s Board of Directors, (x) on a liquidation or dissolution of the Bank rank pari passu with or junior to the Bank Preferred Stock (or, if all of the Bank Preferred Stock has been redeemed, would have ranked pari passu with or junior to the Bank Preferred Stock had it remained outstanding), (y) are perpetual, with no prepayment obligation on the part of the issuer, whether at the election of holders or otherwise (although such securities may be subject to early redemption at the option of the issuer), and (z) dividends or other distributions on which are non-cumulative;

provided, however, that the net proceeds of such securities or combinations of securities (A) if issued to any affiliate of the Bank other than the Corporation, shall not qualify as a New Equity Amount and (B) if issued to the Corporation shall qualify as a New Equity Amount only if such securities or combinations of securities have been purchased by the Corporation with the net proceeds from new issuances of common stock of the Corporation or of securities or combinations of securities by the Corporation during such six-month period that

(i)	qualify as Tier 1 capital of the Corporation and

(ii)

as reasonably determined in good faith by the Corporation’s Board of Directors, (x) on a liquidation or dissolution of the issuer rank junior to all indebtedness for money borrowed and claims of other creditors of the issuer, (y) are perpetual, with no prepayment obligation on the part of the issuer, whether at the election of holders or otherwise (although such securities may be subject to early redemption at the option of the issuer), and (z) dividends or other distributions on which are non-cumulative.

          The covenants in the Declaration run in favor of persons that buy, hold, or sell debt of the Bank during the period that such debt is “Covered Debt.” The Bank’s 5.05% Subordinated Bank Notes Due January 15, 2015 (“2015 Notes”) are the initial Covered Debt. Other debt will replace the 2015 Notes as the Covered Debt under the Declaration on the earlier to occur of (x) the date two years prior to the 2015 Notes’ maturity, or (y) the date the Bank gives notice of a redemption of the 2015 Notes such that, or the date 2015 Notes are repurchased in such an amount that, the outstanding principal amount of 2015 Notes is or will become less than $100 million.

          The Declaration is subject to various additional terms and conditions. The Declaration may be terminated if the holders of at least 51% by principal amount of the Covered Debt so agree, or if the Bank no longer has any long-term indebtedness rated by a nationally recognized statistical rating organization.

          The summary description of the Declaration in this report is qualified in its entirety by the full terms of the Declaration, which are controlling.

PART II

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market for the Corporation’s Common Stock:

          The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2005, there were 8,209 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to the Summary of Quarterly Financial Information Table (Table 25), the Selected Financial and Operating Data Table, and the “Liquidity Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section contained in the Corporation’s 2005 Annual Report to shareholders, Note 18 to the Consolidated Financial Statements contained in the 2005 Annual Report, and to the “Payment of Dividends” and “Transactions with Affiliates” subsections contained in Item 1 of Part I of this Form 10-K, which are incorporated herein by reference.

(b)	Sale of Unregistered Securities:

          On March 1, 2005, FHN purchased all of the outstanding stock of Greenwich Home Mortgage Corporation. A portion of the total purchase price was paid to ten shareholders of Greenwich in the form of a total of 90,867 shares of FHN's common stock, par value $0.625 per share, inclusive of shares issued into escrow accounts established under the acquisition agreement. There was no underwriter associated with the privately negotiated transaction. The issuance of FHN shares in connection with the transaction was exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended. Except for such shares, during 2005 the Corporation sold no equity securities without registration under the Securities Act of 1933, as amended.

(c)	Issuer Repurchases:

          Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to Board authority, the Corporation may repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Additional information concerning repurchase activity during the final three months of 2005 is presented in Table 13, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section appearing on page 22 of the Corporation’s 2005 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6
SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation’s 2005 Annual Report to shareholders.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3–113 of the Corporation’s 2005 Annual Report to shareholders.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item is incorporated herein by reference to the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements, and to the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, both of which appear, respectively, on page 107 and on pages 23–25 of the Corporation’s 2005 Annual Report to shareholders.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table appearing, respectively, on pages 55–110 and on page 47 of the Corporation’s 2005 Annual Report to shareholders.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A
CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by the annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that material information relating to the Corporation and the Corporation’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

          Management’s Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 52–53 of the Corporation’s 2005 Annual Report to shareholders and are incorporated herein by this reference.

          Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B
OTHER INFORMATION

          There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of 2005 that has not been reported.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation, audit committee financial expert, and members of the Audit Committee of the Corporation’s Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1––Election of Directors” section of the Corporation’s 2006 Proxy Statement (excluding the Audit Committee Report, the statements regarding the independence of members of the Audit Committee, and the Board Compensation Committee Report on Executive Compensation). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to the information provided under the heading “Executive Officers of Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2006 Proxy Statement.

          The Corporation’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Controller and also applies to all professionals serving in the financial, accounting, or audit areas of the Corporation and its subsidiaries. A copy of the Code has been filed (or incorporated by reference) as Exhibit 14 to this report and is posted on the Corporation’s current internet website (www.fhnc.com). (Click on “Investor Relations,” and then “Corporate Governance.”) A paper copy of the Code is available without charge upon written request addressed to the Corporate Secretary of the Corporation at its main office, 165 Madison Avenue, Memphis, Tennessee 38103. The Corporation intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on the Corporation’s internet website, the address for which is listed above.

ITEM 11
EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the “Compensation of Directors” and “Executive Compensation” sections of the Corporation’s 2006 Proxy Statement, but excluding the sub-section captioned “Total Shareholder Return Performance Graph,” which sub-section is not “filed” with the Commission and is not incorporated into this Form 10-K.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

          The information required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated herein by reference to the “Equity Compensation Plan Information” section of the Corporation’s 2006 Proxy Statement, immediately following Vote Item No. 2.

Beneficial Ownership of Corporation Stock

          The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of the Corporation’s 2006 Proxy Statement.

Change in Control Arrangements

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section of the 2006 Proxy Statement.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The Audit Committee of the Board of Directors has adopted an Audit and Non-Audit Services Pre-Approval Policy, a copy of which is set forth as part of Appendix C to the Corporation’s 2006 Proxy Statement (pages C-6 – C-8) and is incorporated herein by reference.

          Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the “Vote Item No. 3” section of the 2006 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements:

Page 55*	1.	Consolidated Statements of Condition as of December 31, 2005 and 2004.

Page 56*	2.	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Page 57*	3.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004, and 2003.

Page 58*	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Pages 59–110*	5.	Notes to the Consolidated Financial Statements

Pages 53–54*	6.	Reports of Independent Registered Public Accounting Firm

*The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation’s 2005 Annual Report to shareholders.

Financial Statement Schedules: Not applicable.

Exhibits:

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

3.1	Amended and Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-04.

3.2	Bylaws of the Corporation, as amended and restated as of February 27, 2006, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated February 27, 2006.

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

4.2

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2005 Annual Report to shareholders. At December 31, 2005, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.3

Three principal agreements related to a note program for First Tennessee Bank National Association (the “Bank”): (i) form of Distribution Agreement dated February 18, 2005 among the registrant, the Bank, and the agents therein named; (ii) form of Fiscal and Paying Agency Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association; and (iii) form of Interest Calculation Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association. All such agreements are incorporated herein by reference to Exhibit 4(c) to the Corporation’s Current Report on Form 8-K filed February 25, 2005.

               *Deferral Plans and Related Exhibits

*10.1(a)

Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation’s 1996 Annual report on Form 10-K.

*10.1(b)

Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*10.1(c)	First Tennessee National Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(a) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.1(d)	Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation’s 1997 Annual Report on Form 10-K.

*10.1(e)

2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(f)	[1991] Bank Advisory Director Deferral Plan, incorporated herein by reference to Exhibit 10(u) to the Corporation’s 2002 Annual Report on Form 10-K.

*10.1(g)	[1997] Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(t) to the Corporation’s 2002 Annual Report on Form 10-K.

*10.1(h)

2002 Bank Director and Advisory Board Member Deferral Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(i)	First Horizon Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8 (No. 333-106015), filed June 11, 2003.

*10.1(j)	FTN Financial Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form S-8 (No. 333-110845), filed December 1, 2003.

*10.1(k)

Form of Deferred Compensation Agreement used under the registrant’s 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to the Corporation’s Current Report on Form 8-K dated January 3, 2005.

*10.1(l)

Description of April 19, 2005 amendments to the First Horizon National Corporation Nonqualified Deferred Compensation Plan (formerly First Tennessee National Corporation Nonqualified Deferred Compensation Plan), incorporated herein by reference to Exhibit 10.1(l) to the Corporation’s Current Report on Form 8-K dated April 19, 2005.

*10.1(m)

Description of changes to options granted in January 2005 to certain employees in connection with deferrals of salary earned in 2004, incorporated herein by reference to Exhibit 10.1(m) to the Corporation’s Current Report on Form 8-K dated October 19, 2005.

*Stock-Based Incentive Plans

*10.2(a)

1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97, and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation’s 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*10.2(b)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(c)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(d)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e)	2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(f)

2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 20, 2004, filed March 10, 2004.

*TARSAP/PARSAP Restricted Stock Agreements and Related Documents

*10.3(a)

Form of accelerated (performance based) Restricted Stock Agreement under the 1992 Restricted Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3(a) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(b)

Form of accelerated (performance based) Restricted Stock Agreement under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.3(b) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(c)	Description of performance criteria related to TARSAP/PARSAP awards granted prior to 2005, incorporated herein by reference to Exhibit 10.3(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(d)	Form of 2005 PARSAP Agreement (for the CEO), incorporated herein by reference to Exhibit 10.3(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.3(e)

Form of 2005 PARSAP Agreement (for executive officers other than the CEO), incorporated herein by reference to Exhibit 10.3(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.3(f)

Description of performance criteria related to 2005 PARSAP Agreement, incorporated herein by reference to Exhibit 10.3(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*LTIP Documents

*10.4(a)

Form of Notice of 2003 LTIP award under the 2003 Equity Compensation Plan, with form of related Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.4(a) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, and Baker are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice. Messrs. Hughes and Baker received no Restricted Stock Agreement in connection with their 2003 LTIP awards.

*10.4(b)

Form of Notice of 2004 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(b) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, and Baker are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice.

*10.4(c)

Form of Notice of 2005 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(c) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, Baker, and Martin are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*Other Stock-Based Incentive Plan Agreements and Related Documents

*10.5(a)

Form of Restricted Stock Agreement for Non-Employee Director used under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation’s Current Report on Form 8-K dated January 18, 2005.

*10.5(b)

April 2003 Restricted Stock Agreement under the 2003 Equity Compensation Plan with J. Kenneth Glass, incorporated herein by reference to Exhibit 10.5(b) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(c)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated herein by reference to Exhibit 10.5(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(d)

Form of Agreement to Exchange Shares for RSUs and Defer Receipt of Shares [relating to Restricted Stock], incorporated herein by reference to Exhibit 10.5(d) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(e)	Form of Stock Option Grant Notice, incorporated herein by reference to Exhibit 10.5(e) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(f)	Form of Stock Option Reload Grant Notification, incorporated herein by reference to Exhibit 10.5(f) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(g)

Form of Stock Option Grant Notice (used for executive officers after 2004), incorporated herein by reference to Exhibit 10.5(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(h)	Form of Restricted Stock Grant Notice (used after 2004), incorporated herein by reference to Exhibit 10.5(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(i)	Form of 2006 Promotional Performance Share Unit grant notice to Mr. Baker, incorporated herein by reference to Exhibit 10.5(i) of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

*Management Cash Incentive Plan Documents

*10.6(a)	2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Exhibit 10.6(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.6(b)

Description of target payouts and performance criteria approved for 2006 annual cash bonuses to 2005 named executive officers under the 2002 Management Incentive Plan, incorporated herein by reference to Exhibit 10.6(b) of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

Other Material Contract Exhibits

*10.7

2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 8-K dated April 19, 2005. Messrs. Burkett, Hughes, Baker, and Martin are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit. Currently, the “salary amount” referred to in Section 5(iv)(C) for all executive officers is to be “three.”

*10.8	Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

*10.9

Description of compensation and benefit arrangements for the Corporation’s non-employee directors, as revised April 19, 2005, incorporated herein by reference to Exhibit 10.16 to the Corporation’s Current Report on Form 8-K dated April 19, 2005.

*10.10	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.11

Amended and Restated Pension Restoration Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.12	Jim L. Hughes employment agreement, incorporated herein by reference to Exhibit 10(w) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.13	Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

*10.14	Description of 2006 salaries approved for 2005 named executive officers, incorporated herein by reference to Exhibit 10.14 to the Corporation’s Current Report on Form 8-K dated February 14, 2006.

*10.15+	Description of Certain Benefits Available to Executive Officers.

13+

Pages 2 through 113 of the First Horizon National Corporation 2005 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s 2003 Annual Report on Form 10-K

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Powers of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: March 8, 2006	By:	/s/ Marlin L. Mosby, III

Marlin L. Mosby, III, Executive Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

J. Kenneth Glass*	Chairman of the Board, President,	March 8, 2006
Chief Executive Officer and a Director
J. Kenneth Glass	(principal executive officer)

Marlin L. Mosby, III*	Executive Vice President and Chief	March 8, 2006
Financial Officer (principal
Marlin L. Mosby, III	financial officer)

James F. Keen*	Executive Vice President and	March 8, 2006
Corporate Controller (principal
James F. Keen	accounting officer)

Robert C. Blattberg*	Director	March 8, 2006

Robert C. Blattberg

Director

Simon F. Cooper

James A. Haslam, III*	Director	March 8, 2006

James A. Haslam, III

R. Brad Martin*	Director	March 8, 2006

R. Brad Martin

Vicki R. Palmer *	Director	March 8, 2006

Vicki R. Palmer

Michael D. Rose*	Director	March 8, 2006

Michael D. Rose

Mary F. Sammons*	Director	March 8, 2006

Mary F. Sammons

William B. Sansom*	Director	March 8, 2006

William B. Sansom

Jonathan P. Ward*	Director	March 8, 2006

Jonathan P. Ward

Luke Yancy III*	Director	March 8, 2006

Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	March 8, 2006

Clyde A. Billings, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

3.1	Amended and Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-04.

3.2	Bylaws of the Corporation, as amended and restated as of February 27, 2006, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated February 27, 2006.

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

4.2

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2005 Annual Report to shareholders. At December 31, 2005, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.3

Three principal agreements related to a note program for First Tennessee Bank National Association (the “Bank”): (i) form of Distribution Agreement dated February 18, 2005 among the registrant, the Bank, and the agents therein named; (ii) form of Fiscal and Paying Agency Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association; and (iii) form of Interest Calculation Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association. All such agreements are incorporated herein by reference to Exhibit 4(c) to the Corporation’s Current Report on Form 8-K filed February 25, 2005.

*Deferral Plans and Related Exhibits

*10.1(a)

Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation’s 1996 Annual report on Form 10-K.

*10.1(b)

Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*10.1(c)	First Tennessee National Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(a) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.1(d)	Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation’s 1997 Annual Report on Form 10-K.

*10.1(e)

2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(f)	[1991] Bank Advisory Director Deferral Plan, incorporated herein by reference to Exhibit 10(u) to the Corporation’s 2002 Annual Report on Form 10-K.

*10.1(g)	[1997] Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(t) to the Corporation’s 2002 Annual Report on Form 10-K.

*10.1(h)

2002 Bank Director and Advisory Board Member Deferral Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(i)	First Horizon Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8 (No. 333-106015), filed June 11, 2003.

*10.1(j)	FTN Financial Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form S-8 (No. 333-110845), filed December 1, 2003.

*10.1(k)

Form of Deferred Compensation Agreement used under the registrant’s 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to the Corporation’s Current Report on Form 8-K dated January 3, 2005.

*10.1(l)

Description of April 19, 2005 amendments to the First Horizon National Corporation Nonqualified Deferred Compensation Plan (formerly First Tennessee National Corporation Nonqualified Deferred Compensation Plan), incorporated herein by reference to Exhibit 10.1(l) to the Corporation’s Current Report on Form 8-K dated April 19, 2005.

*10.1(m)

Description of changes to options granted in January 2005 to certain employees in connection with deferrals of salary earned in 2004, incorporated herein by reference to Exhibit 10.1(m) to the Corporation’s Current Report on Form 8-K dated October 19, 2005.

*Stock-Based Incentive Plans

*10.2(a)

1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97, and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation’s 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*10.2(b)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(c)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(d)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e)	2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(f)

2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 20, 2004, filed March 10, 2004.

*TARSAP/PARSAP Restricted Stock Agreements and Related Documents

*10.3(a)

Form of accelerated (performance based) Restricted Stock Agreement under the 1992 Restricted Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3(a) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(b)

Form of accelerated (performance based) Restricted Stock Agreement under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.3(b) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(c)	Description of performance criteria related to TARSAP/PARSAP awards granted prior to 2005, incorporated herein by reference to Exhibit 10.3(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(d)	Form of 2005 PARSAP Agreement (for the CEO), incorporated herein by reference to Exhibit 10.3(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.3(e)

Form of 2005 PARSAP Agreement (for executive officers other than the CEO), incorporated herein by reference to Exhibit 10.3(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.3(f)

Description of performance criteria related to 2005 PARSAP Agreement, incorporated herein by reference to Exhibit 10.3(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*LTIP Documents

*10.4(a)	Form of Notice of 2003 LTIP award under the 2003 Equity Compensation Plan, with form of related Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.4(a) to the

Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, and Baker are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice. Messrs. Hughes and Baker received no Restricted Stock Agreement in connection with their 2003 LTIP awards.

*10.4(b)

Form of Notice of 2004 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(b) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, and Baker are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice.

*10.4(c)

Form of Notice of 2005 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(c) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, Baker, and Martin are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*Other Stock-Based Incentive Plan Agreements and Related Documents

*10.5(a)

Form of Restricted Stock Agreement for Non-Employee Director used under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation’s Current Report on Form 8-K dated January 18, 2005.

*10.5(b)

April 2003 Restricted Stock Agreement under the 2003 Equity Compensation Plan with J. Kenneth Glass, incorporated herein by reference to Exhibit 10.5(b) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(c)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated herein by reference to Exhibit 10.5(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(d)

Form of Agreement to Exchange Shares for RSUs and Defer Receipt of Shares [relating to Restricted Stock], incorporated herein by reference to Exhibit 10.5(d) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(e)	Form of Stock Option Grant Notice, incorporated herein by reference to Exhibit 10.5(e) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(f)	Form of Stock Option Reload Grant Notification, incorporated herein by reference to Exhibit 10.5(f) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(g)

Form of Stock Option Grant Notice (used for executive officers after 2004), incorporated herein by reference to Exhibit 10.5(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(h)	Form of Restricted Stock Grant Notice (used after 2004), incorporated herein by reference to Exhibit 10.5(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(i)	Form of 2006 Promotional Performance Share Unit grant notice to Mr. Baker, incorporated herein by reference to Exhibit 10.5(i) of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

*Management Cash Incentive Plan Documents

*10.6(a)	2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Exhibit 10.6(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.6(b)

Description of target payouts and performance criteria approved for 2006 annual cash bonuses to 2005 named executive officers under the 2002 Management Incentive Plan, incorporated herein by reference to Exhibit 10.6(b) of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

Other Material Contract Exhibits

*10.7

2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 8-K dated April 19, 2005. Messrs. Burkett, Hughes, Baker, and Martin are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit. Currently, the “salary amount” referred to in Section 5(iv)(C) for all executive officers is to be “three.”

*10.8	Survivor Benefits Plan, as amended and restated, incorporated herein by reference to Exhibit 10(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

*10.9

Description of compensation and benefit arrangements for the Corporation’s non-employee directors, as revised April 19, 2005, incorporated herein by reference to Exhibit 10.16 to the Corporation’s Current Report on Form 8-K dated April 19, 2005.

*10.10	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.11

Amended and Restated Pension Restoration Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.12	Jim L. Hughes employment agreement, incorporated herein by reference to Exhibit 10(w) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.13	Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

*10.14	Description of 2006 salaries approved for 2005 named executive officers, incorporated herein by reference to Exhibit 10.14 to the Corporation’s Current Report on Form 8-K dated February 14, 2006.

*10.15+	Description of Certain Benefits Available to Executive Officers.

13+	Pages 2 through 113 of the First Horizon National Corporation 2005 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange

Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s 2003 Annual Report on Form 10-K

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Powers of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)