Form 10-Q
period 2006-03-31
FIRST HORIZON NATIONAL CORP
filed 2006-05-09
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes x No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

x	Large accelerated filer	____ Accelerated filer	____ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No x

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value Class	123,230,240 Outstanding on March 31, 2006

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

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. On March 1, 2006, FHN sold its national merchant processing business. This divestiture was accounted for as a discontinued operation, and accordingly, current and prior periods were adjusted to exclude the impact of merchant operations from the results of continuing operations. Additionally, FHN adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123-R) in first quarter 2006 and retroactively applied the provisions of the standard. Accordingly, results for periods prior to 2006 have been adjusted to reflect expensing of share-based compensation.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION		First Horizon National Corporation
	March 31		December 31
(Dollars in thousands)(Unaudited)	2006	2005	2005
Assets:
Cash and due from banks	$ 887,539	$ 770,844	$ 945,547
Federal funds sold and securities
purchased under agreements to resell	1,347,577	1,598,995	1,485,199
Total cash and cash equivalents	2,235,116	2,369,839	2,430,746
Investment in bank time deposits	25,319	10,731	10,687
Trading securities	2,508,615	1,826,595	2,133,428
Loans held for sale	3,604,010	5,277,158	4,435,343
Securities available for sale	2,944,443	2,899,474	2,912,103
Securities held to maturity (fair value of $388 on March 31, 2006; $454 on
March 31, 2005; and $390 on December 31, 2005)	383	442	383
Loans, net of unearned income	21,186,991	17,183,781	20,600,922
Less: Allowance for loan losses	195,011	164,195	189,705
Total net loans	20,991,980	17,019,586	20,411,217
Mortgage servicing rights, net	1,475,448	1,135,645	1,314,629
Goodwill	281,475	260,517	281,440
Other intangible assets, net	76,666	78,104	76,647
Capital markets receivables	858,072	2,435,505	511,508
Premises and equipment, net	422,346	377,887	408,539
Real estate acquired by foreclosure	48,959	25,695	27,410
Discontinued assets	56,712	126,213	163,545
Other assets	1,771,431	1,314,032	1,461,436
Total assets	$ 37,300,975	$ 35,157,423	$ 36,579,061

Liabilities and shareholders' equity:
Deposits:
Checking interest and money market	$ 4,834,547	$ 4,338,516	$ 4,425,664
Savings	287,894	298,958	279,408
Certificates of deposit under $100,000 and other time	2,692,046	2,145,312	2,478,946
Certificates of deposit $100,000 and more	8,228,543	10,781,020	10,931,695
Interest-bearing	16,043,030	17,563,806	18,115,713
Noninterest-bearing	5,474,017	5,444,485	5,201,844
Total deposits	21,517,047	23,008,291	23,317,557
Federal funds purchased and securities
sold under agreements to repurchase	4,337,243	2,788,158	3,735,742
Trading liabilities	766,479	924,027	793,638
Commercial paper and other short-term borrowings	749,979	967,701	802,017
Term borrowings	4,299,539	2,591,354	3,437,643
Other collateralized borrowings	299,800	-	-
Total long-term debt	4,599,339	2,591,354	3,437,643
Capital markets payables	941,911	1,283,766	591,404
Discontinued liabilities	233,402	77,926	122,026
Other liabilities	1,460,693	1,095,542	1,136,221
Total liabilities	34,606,093	32,736,765	33,936,248
Preferred stock of subsidiary	295,274	295,858	295,274
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 123,230,240 on March 31, 2006;
124,131,336 on March 31, 2005; and 126,222,327 on December 31, 2005)	77,019	77,582	78,889
Capital surplus	269,564	331,779	404,964
Undivided profits	2,065,285	1,751,618	1,905,930
Accumulated other comprehensive loss, net	(12,260)	(36,179)	(42,244)
Total shareholders' equity	2,399,608	2,124,800	2,347,539
Total liabilities and shareholders' equity	$ 37,300,975	$ 35,157,423	$ 36,579,061
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars in thousands except per share data)(Unaudited)	2006	2005
Interest income:
Interest and fees on loans	$ 363,483	$ 231,558
Interest on investment securities	35,855	29,703
Interest on loans held for sale	76,342	79,085
Interest on trading securities	38,515	33,649
Interest on other earning assets	19,174	10,881
Total interest income	533,369	384,876
Interest expense:
Interest on deposits:
Savings	105	77
Checking interest and money market account	20,792	11,206
Certificates of deposit under $100,000 and other time	25,338	17,172
Certificates of deposit $100,000 and more	119,296	64,782
Interest on trading liabilities	18,347	16,807
Interest on short-term borrowings	56,244	26,600
Interest on long-term debt	47,526	20,785
Total interest expense	287,648	157,429
Net interest income	245,721	227,447
Provision for loan losses	17,799	13,109
Net interest income after provision for loan losses	227,922	214,338
Noninterest income:
Mortgage banking	88,815	118,763
Capital markets	92,858	95,162
Deposit transactions and cash management	38,023	33,255
Insurance commissions	14,686	14,749
Revenue from loan sales and securitizations	11,357	13,234
Trust services and investment management	10,657	11,164
Equity securities losses, net	(1,003)	(66)
Debt securities losses, net	(79,278)	-
All other income and commissions	29,629	36,617
Total noninterest income	205,744	322,878
Adjusted gross income after provision for loan losses	433,666	537,216
Noninterest expense:
Employee compensation, incentives and benefits	260,141	240,297
Occupancy	30,102	24,011
Operations services	17,440	16,445
Equipment rentals, depreciation and maintenance	20,264	17,485
Communications and courier	14,912	12,468
Amortization of intangible assets	2,888	2,536
All other expense	97,468	71,295
Total noninterest expense	443,215	384,537
Pre-tax (loss)/income	(9,549)	152,679
(Benefit)/provision for income taxes	(12,959)	49,864
Income from continuing operations	3,410	102,815
Income from discontinued operations, net of tax	210,273	3,015
Income before cumulative effect of changes in accounting principle	213,683	105,830
Cumulative effect of changes in accounting principle, net of tax	1,345	-
Net income	$ 215,028	$ 105,830
Earnings per common share from continuing operations	$ .03	$ .82
Earnings per common share from discontinued operations, net of tax	1.67	.03
Earnings per common share from cumulative effect of changes in accounting principle, net of tax	.01	-
Earnings per common share (Note 8)	$ 1.71	$ .85
Diluted earnings per common share from continuing operations	$ .03	$ .80
Diluted earnings per common share from discontinued operations, net of tax	1.63	.03
Diluted earnings per common share from cumulative effect of changes in accounting principle, net of tax	.01	-
Diluted earnings per common share (Note 8)	$ 1.67	$ .83
Weighted average common shares (Note 8)	125,489	124,717
Diluted average common shares (Note 8)	129,100	128,032
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2006	2005
Balance, January 1	$ 2,347,539	$ 2,040,983
Adjustment to reflect change in accounting for employee share-based compensation	-	33,151
Net income	215,028	105,830
Other comprehensive income:
Unrealized fair value adjustments, net of tax
Cash flow hedges	613	-
Securities available for sale	29,371	(26,251)
Comprehensive income	245,012	79,579
Cash dividends declared	(55,673)	(53,315)
Common stock repurchased	(159,734)	(488)
Common stock issued for:
Stock options and restricted stock	21,795	13,061
Acquisitions	185	3,895
Change in tax benefit from incentive plans	3,592	(22)
Adjustment to reflect change in accounting for employee stock option forfeitures	(1,780)	-
Stock-based compensation expense	(1,328)	7,958
Other	-	(2)
Balance, March 31	$ 2,399,608	$ 2,124,800
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	First Horizon National Corporation
		Three Months Ended March 31
(Dollars in thousands)(Unaudited)		2006	2005
Operating	Net income	$ 215,028	$ 105,830
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	17,799	13,109
	Provision for deferred income tax/(deferred income tax benefit)	12,826	(322)
	Depreciation and amortization of premises and equipment	12,983	12,261
	Amortization and impairment of mortgage servicing rights	-	58,713
	Amortization of intangible assets	3,113	3,362
	Net other amortization and accretion	25,625	20,675
	Decrease in derivatives, net	35,236	114,235
	Market value adjustment on mortgage servicing rights	(95,175)	-
	Provision for foreclosure reserve	7,051	2,588
	Cumulative effect of changes in accounting principle	(1,345)	-
	Gain on divestiture	(208,488)	-
	Stock-based compensation (benefit)/expense	(1,328)	6,359
	Excess tax (benefit)/expense from stock-based compensation arrangements	(3,592)	22
	Equity securities losses, net	1,003	66
	Debt securities losses, net	79,278	-
	Net losses on disposal of fixed assets	983	168
	Net (increase)/decrease in:
	Trading securities	(375,187)	(149,404)
	Loans held for sale	830,448	(86,305)
	Capital markets receivables	(346,564)	(2,159,208)
	Interest receivable	(2,138)	(27,123)
	Other assets	(305,913)	(222,184)
	Net increase/(decrease) in:
	Capital markets payables	350,584	893,443
	Interest payable	12,064	35,369
	Other liabilities	295,908	(56,130)
	Trading liabilities	(27,159)	497,684
	Total adjustments	318,012	(1,042,622)
	Net cash provided/(used) by operating activities	533,040	(936,792)
Investing	Available for sale securities:
Activities	Sales	2,208,878	21,630
	Maturities	198,781	98,023
	Purchases	(2,470,650)	(382,915)
	Premises and equipment:
	Purchases	(27,443)	(17,691)
	Net increase in loans	(663,817)	(772,187)
	Net increase in investment in bank time deposits	(14,632)	(5,402)
	Proceeds from divestitures, net of cash and cash equivalents	421,737	-
	Acquisitions, net of cash and cash equivalents acquired	(186)	(843,543)
	Net cash used by investing activities	(347,332)	(1,902,085)
Financing	Common stock:
Activities	Exercise of stock options	21,275	13,043
	Cash dividends paid	(56,680)	(53,020)
	Repurchase of shares	(159,734)	(488)
	Excess tax benefit/(expense) from stock-based compensation arrangements	3,592	(22)
	Long-term debt:
	Issuance	1,179,137	-
	Payments	(113)	(69)
	Issuance of preferred stock of subsidiary	-	295,400
	Net increase/(decrease) in:
	Deposits	(1,919,152)	3,290,286
	Short-term borrowings	549,463	345,658
	Net cash (used)/provided by financing activities	(382,212)	3,890,788
	Net (decrease)/increase in cash and cash equivalents	(196,504)	1,051,911
	Cash and cash equivalents at beginning of period	2,431,620	1,320,499
	Cash and cash equivalents at end of period	2,235,116	2,372,410
	Cash and cash equivalents from discontinued operations at beginning of period, included above	$ 874	$ 1,115
	Cash and cash equivalents from discontinued operations at end of period, included above	-	2,571
	Total interest paid	275,147	121,896
	Total income taxes paid	1,329	3,290
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 1 - Financial Information

The unaudited interim consolidated financial statements of First Horizon National Corporation (FHN), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the interim 2006 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2005 Annual Report to shareholders.

Real Estate Acquired by Foreclosure. Prior to 2006, properties acquired by foreclosure in compliance with HUD servicing guidelines were classified as receivables in “Other assets” on the Consolidated Condensed Statements of Condition. Beginning in 2006, these loans are included in “Real estate acquired by foreclosure” and are carried at the estimated amount of the underlying government insurance or guarantee. On March 31, 2006, FHN had $19.9 million in these foreclosed properties. All other real estate acquired by foreclosure consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated cost to sell the real estate. Losses arising at foreclosure are charged to the appropriate reserve. Required developmental costs associated with foreclosed property under construction are capitalized and included in determining the estimated net realizable value of the property, which is reviewed periodically, and any write-downs are charged against current earnings.

Loans Held for Sale and Securitization and Residual Interests. FHN's mortgage lenders originate first-lien mortgage loans (the warehouse) for the purpose of selling them in the secondary market, primarily through proprietary and agency securitizations, and to a lesser extent through loan sales. In addition, FHN evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future and sells certain of the second-lien mortgages and home equity lines of credit (HELOC) it produces in the secondary market through securitizations and loan sales. Loan securitizations involve the transfer of the loans to qualifying special purposes entities (QSPE) that are not subject to consolidation in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). FHN generally retains the right to service the transferred loans.

Loans held for sale include loans originated or purchased for resale, together with mortgage loans previously sold which loans may be unilaterally called by FHN. Loans held for sale are recorded at the lower of aggregate cost or fair value. The carrying value of loans held for sale is net of deferred origination fees and costs. Net origination fees and costs are deferred on loans held for sale and included in the basis of the loans in calculating gains and losses upon sale. Also included in the lower of cost or fair value analysis are the estimated costs and fair values of first-lien mortgage loan commitments. The cost basis of loans qualifying for fair value hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), is adjusted to reflect changes in fair value. Gains and losses realized from the sale of these assets, whether sold directly or through securitization, and adjustments to fair value are included in noninterest income.

Mortgage loans insured by the Federal Housing Administration (FHA) and mortgage loans guaranteed by the Veterans Administration (VA) are generally securitized through GNMA. Conforming conventional loans are generally securitized through government-sponsored enterprises (GSE) such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). In addition, FHN has completed proprietary securitizations of nonconforming first-lien and second-lien mortgages and HELOC, which do not conform to the requirements for sale or securitization through government agencies or GSE. Most of these securitizations are accounted for as sales; those that do not qualify for sale treatment are accounted for as financing arrangements.

Interests retained from the sales include mortgage servicing rights (MSR) and various financial assets. Prior to 2006, all of these retained interests were initially valued by allocating the total cost basis of the loan between the security or loan sold and the retained interests based on their relative fair values at the time of securitization or sale. The retained interests, other than MSR, were carried at fair value as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income. With the adoption of SFAS No. 156, MSR are initially valued at fair value, and the remaining retained interests are initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of securitization or sale. All retained interests, including MSR, are carried at fair value. The financial assets retained are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.

Note 1 - Financial Information (continued)

Financial assets retained in a securitization may include certificated residual interests, excess interest (structured as interest-only strips), interest-only strips, principal-only strips, or subordinated bonds. Residual interests represent rights to receive earnings to the extent of excess income generated by the underlying loans. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches and interest-only strips are interest cash flow tranches. Subordinated bonds are bonds with junior priority. All financial assets retained from a securitization are recognized on the balance sheet in trading securities at fair value.

The fair values of the certificated residual interests, the excess interest, and the interest-only strips are determined using market prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future cash flows. To determine the fair value of the principal-only strips, FHN uses the market prices from comparable assets such as publicly traded FNMA trust principal-only strips that are adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities. The fair value of subordinated bonds is determined using a spread to an interpolated Treasury rate, which is supplied by broker dealers. The fair value of these retained interests typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience.

On January 1, 2006, FHN began initially recognizing all classes of MSR at fair value and elected to irrevocably continue application of fair value accounting to its MSR. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions to brokers, service providers, and recent market activity and against its own experience.

Prior to 2006, MSR were initially valued by allocating the total carrying value of the loan between the loan, MSR and other retained interests based on their relative fair values, and were thereafter valued at the lower of cost or fair value. MSR were amortized over the period of and in proportion to the estimated net servicing revenues. The cost basis of MSR qualifying for SFAS No. 133 fair value hedge accounting was adjusted to reflect changes in fair value. MSR were periodically evaluated for impairment. Impairment occurred when the current fair value of the servicing right was less than its recorded value. A quarterly value impairment analysis was performed using a discounted cash flow analysis which was disaggregated by strata representing predominant risk characteristics, including fixed rate and adjustable loans. Impairment, if any, was recognized through a valuation allowance for individual strata. However, if the impairment was determined to be other than temporary, a direct write-off of the asset was made. With the adoption of SFAS No. 156, MSR are valued at fair value, both initially and prospectively; impairment tests are no longer performed.

Equity Compensation. FHN accounts for its employee stock-based compensation plans using the grant date fair value of an award to determine the expense to be recognized over the life of the award. For awards with service vesting criteria, expense is recognized using the straight-line method over the requisite service period (generally the vesting period) and is adjusted for anticipated forfeitures. For awards vesting based on a performance measure, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the performance period. The fair value of equity awards with cash payout requirements, as well as awards for which fair value cannot be estimated at grant date, are remeasured each reporting period through vesting date.

For all stock option awards granted prior to adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), FHN permits vesting of the option to continue after retirement. To account for these stock option awards, FHN uses the nominal vesting period approach. Under the nominal vesting period approach, awards granted to employees near retirement eligibility are expensed over the option’s normal vesting period until an employee’s actual retirement date, at which point all remaining unamortized compensation expense is immediately accelerated. Awards granted after the adoption of SFAS No. 123-R will be amortized using the nonsubstantive vesting methodology. The nonsubstantive vesting methodology requires that expense associated with options that continue vesting after retirement be recognized over a period ending no later than an employee’s retirement eligibility date. Had FHN followed the nonsubstantive vesting period method for all awards previously granted, the effect of the change in expense attribution on earnings and per share amounts would have been negligible.

Note 1 - Financial Information (continued)

Accounting Changes. Effective January 1, 2006, FHN elected early adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156). This amendment to SFAS No. 140 requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. FHN elected fair value accounting for its MSR. Accordingly, FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.

FHN also adopted SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), as of January 1, 2006. SFAS No. 154 requires retrospective application of voluntary changes in accounting principle. A change in accounting principle mandated by new accounting pronouncements should follow the transition method specified by the new guidance. However, if transition guidance is not otherwise specified, retrospective application will be required. SFAS No. 154 does not alter the accounting requirement for changes in estimates (prospective) and error corrections (restatement). The adoption of SFAS No. 154 did not affect FHN’s reported results of operations.

FHN adopted SFAS No. 123-R as of January 1, 2006. SFAS No. 123-R requires recognition of expense over the requisite service period for awards of share-based compensation to employees. The grant date fair value of an award will be used to measure the compensation expense to be recognized over the life of the award. For unvested awards granted prior to the adoption of SFAS No. 123-R, the fair values utilized equal the values developed in preparation of the disclosures required under the original SFAS No. 123. Compensation expense recognized after adoption of SFAS No. 123-R will incorporate an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. As permitted by SFAS No. 123-R, FHN retroactively applied the provisions of SFAS No. 123-R to its prior period financial statements. The Consolidated Condensed Statements of Income were revised to incorporate expenses previously presented in the footnote disclosures. The Consolidated Condensed Statements of Condition were revised to reflect the effects of including equity compensation expense in those prior periods. Additionally, all deferred compensation balances were reclassified within equity to capital surplus. Since FHN’s prior disclosures included forfeitures as they occurred, a cumulative effect adjustment, as required by SFAS No. 123-R, of $1.1 million net of tax, was made for unvested awards that are not expected to vest due to anticipated forfeiture. The following table summarizes the effect of adoption of SFAS No. 123-R on the income statement for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31
(Dollars in thousands except per share data)	2006	2005

Income before income taxes	$(2,976)	$(5,391)
Income from continuing operations	(1,812)	(3,379)
Net income	(708)	(3,379)
Earnings per common share from continuing operations	$ (.01)	$ (.03)
Earnings per common share	(.01)	(.03)
Diluted earnings per common share from continuing operations	(.01)	(.02)
Diluted earnings per common share	(.01)	(.02)

Effective December 31, 2005, FHN adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service. FIN 47 clarified that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. FHN currently owns certain buildings that contain asbestos. As a result of adopting FIN 47, FHN recognized a cumulative effect of a change in accounting principle equaling $3.1 million, net of tax. FHN increased the value of its recorded tangible assets by $4.5 million at the time it recognized an associated conditional retirement obligation in the amount of $9.4 million.

Effective January 1, 2005, FHN adopted AICPA Statement of Position 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” (SOP 03-3), which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not apply to loans recorded at fair value or to mortgage loans classified as held for sale. SOP 03-3 limits the yield that may be accreted on applicable loans to the excess of the cash flows expected, at acquisition, to be collected over the investor’s

Note 1 - Financial Information (continued)

initial investment in the loan. SOP 03-3 also prohibits the “carrying over” of valuation allowances on applicable loans. The impact of adopting SOP 03-3 was immaterial to the results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1), which supercedes the previously deferred recognition guidance of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). FSP FAS 115-1 was effective January 1, 2006, and references previously existing GAAP. Therefore, adoption of FSP FAS 115-1 did not impact FHN’s accounting for other-than-temporary impairment of investments.

Accounting Changes Issued but Not Currently Effective. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which permits fair value remeasurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Since FHN accounts for its beneficial interests in securitizations as trading securities, the adoption of SFAS No. 155 is not expected to have a significant impact on the results of operations.

Note 2 - Acquisitions/Divestitures

On March 1, 2006, FHN sold substantially all the assets of its national merchant processing business conducted primarily through First Horizon Merchant Services, Inc. (FHMS) and Global Card Services, Inc. The sale was to NOVA Information Systems (NOVA), a wholly-owned subsidiary of U.S. Bancorp. This transaction resulted in a pre-tax gain of approximately $340 million. In addition, a supplement to the purchase price may be paid to FHN if certain performance goals are achieved during a period following closing. This divestiture was accounted for as a discontinued operation, and prior periods were adjusted to exclude the impact of merchant operations from the results of continuing operations. In conjunction with the sale, FHN entered into a transitional service agreement with NOVA to provide or continue on-going services such as telecommunications, back-end processing and disaster recovery until NOVA converts the operations to their systems. On March 31, 2006, discontinued assets and liabilities primarily consist of operating account balances remaining from operations prior to the sale, operating receivables due from NOVA from post-sale activity and federal tax liabilities recognized on the gain on the sale.

On December 9, 2005, First Tennessee Bank National Association (FTBNA) sold three financial centers in Dyersburg, Tennessee, to First South Bank. This transaction resulted in a divestiture gain of $7.0 million. Immediately preceding the sale, the financial centers had loans of approximately $80 million and deposits of approximately $70 million.

On August 26, 2005, FHN acquired West Metro Financial Services Inc. (West Metro), a Georgia bank holding company. West Metro was merged with and into FHN. At the same time West Metro’s subsidiary, First National Bank West Metro, with total assets of approximately $135 million, loans of approximately $115 million, and deposits of approximately $120 million, was merged with and into FTBNA. Total consideration of $32 million, consisting of approximately $11 million in cash and $21 million in FHN shares (approximately 518,000 shares of common stock), exceeded the estimated fair value of tangible assets and liabilities acquired by approximately $16 million. Intangible assets totaling approximately $3 million have been identified and are being amortized over their expected useful lives. The acquisition was immaterial to FHN.

On April 1, 2005, FTBNA acquired substantially all of the assets of MSAver Resources, L.L.C. of Overland Park, Kansas, a national leader in administering health savings accounts. The acquisition was immaterial to FHN.

On March 1, 2005, First Horizon Home Loan Corporation, a subsidiary of FTBNA, acquired Greenwich Home Mortgage Corporation of Cedar Knolls, New Jersey, for an initial payment of approximately $7.8 million in cash and FHN common stock. Net assets purchased, combined with the operating performance of the acquired business, will impact future payments owed to the sellers. The acquisition was immaterial to FHN. In first quarter 2006 an additional payment of approximately $ .4 million in cash and FHN common stock was made.

On January 7, 2005, FHN’s capital markets division, FTN Financial, completed the acquisition of the assets and operations of the fixed income business of Spear, Leeds & Kellogg (SLK), a division of Goldman Sachs & Co. for approximately $150.0 million in cash. Total consideration paid exceeded the estimated fair value of tangible and identified intangible assets and liabilities acquired by approximately $97 million. Intangible assets totaling approximately $55 million have been identified and are being amortized over their expected useful lives. The acquisition was immaterial to FHN.

In addition to the acquisitions mentioned above, FHN also acquires assets from time to time in transactions that are considered business combinations but are not material to FHN individually or in the aggregate.

Note 3 - Loans

The composition of the loan portfolio is detailed below:

		March 31	December 31
(Dollars in thousands)	2006	2005	2005
Commercial:
Commercial, financial and industrial	$ 6,538,798	$ 5,781,307	$ 6,578,117
Real estate commercial	1,232,021	1,030,052	1,213,052
Real estate construction	2,277,825	1,427,955	2,108,121
Retail:
Real estate residential	8,486,345	7,358,940	8,357,143
Real estate construction	2,001,916	1,190,155	1,925,060
Other retail	161,617	160,457	168,413
Credit card receivables	194,908	234,915	251,016
Real estate loans pledged against other collateralized
borrowings	293,561	-	-
Loans, net of unearned income	21,186,991	17,183,781	20,600,922
Allowance for loan losses	195,011	164,195	189,705
Total net loans	$ 20,991,980	$ 17,019,586	$ 20,411,217

The following table presents information concerning nonperforming loans:
		March 31	December 31
(Dollars in thousands)	2006	2005	2005
Impaired loans	$ 45,912	$ 34,701	$ 36,635
Other nonaccrual loans*	19,420	14,723	15,624
Total nonperforming loans	$ 65,332	$ 49,424	$ 52,259
* On March 31, 2006 and 2005, and on December 31, 2005, other nonaccrual loans included $16.0 million, $9.3 million, and $11.5 million, respectively, of loans held for sale.

On March 31, 2006, $3.8 billion of real estate residential qualifying loans were pledged to secure potential Federal Home Loan Bank borrowings. Qualifying loans are comprised of residential mortgage loans secured by first and second liens and home equity lines of credit. In addition, $5.6 billion of commercial, financial and industrial loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank.

Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured. On March 31, 2006 and 2005, there were no outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans on March 31:

		Three Months Ended March 31
(Dollars in thousands)		2006	2005
Total interest on impaired loans		$ 179	$ 284
Average balance of impaired loans		43,806	36,072

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2006 and 2005, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total
Balance on December 31, 2004	$ 147,672	$ 10,487	$ 158,159
Provision for loan losses	12,951	158	13,109
Charge-offs	(9,189)	(1,833)	(11,022)
Recoveries	2,572	1,377	3,949
Net charge-offs	(6,617)	(456)	(7,073)
Balance on March 31, 2005	$ 154,006	$ 10,189	$ 164,195

Balance on December 31, 2005	$ 179,635	$ 10,070	$ 189,705
Provision for loan losses	14,849	2,950	17,799
Adjustment due to divestiture	(1,195)	-	(1,195)
Charge-offs	(12,381)	(2,410)	(14,791)
Recoveries	2,666	827	3,493
Net charge-offs	(9,715)	(1,583)	(11,298)
Balance on March 31, 2006	$ 183,574	$ 11,437	$ 195,011

Note 4 - Mortgage Servicing Rights

On January 1, 2006, FHN elected early adoption of SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. Accordingly, FHN began initially recognizing all its classes of mortgage servicing rights (MSR) at fair value and elected to irrevocably continue application of fair value accounting to all its classes of MSR. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $96.3 billion of mortgage loans on March 31, 2006, for which a servicing right has been capitalized. Following is a summary of changes in capitalized MSR for first quarter 2006:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2006	$1,318,219	$ 5,470	$14,384
Addition of mortgage servicing rights	95,624	6,360	1,971
Reductions due to loan payments	(58,641)	(797)	(2,317)
Changes in fair value due to:
Changes in current market interest rates	94,249	49	506
Other changes in fair value	21	(20)	370
Fair value on March 31, 2006	$1,449,472	$11,062	$14,914

In 2005 these amounts were included at the lower of cost, net of accumulated amortization, or fair value. The cost basis of MSR qualifying for SFAS No. 133 fair value hedge accounting was adjusted to reflect changes in fair value. MSR were amortized over the period of and in proportion to the estimated net servicing revenues. MSR were periodically evaluated for impairment. Impairment occurred when the current fair value of the servicing right was less than its recorded value. A quarterly value impairment analysis was performed using a discounted cash flow analysis which was disaggregated by strata representing predominant risk characteristics, including fixed and adjustable rate loans. Impairment, if any, was recognized through a valuation allowance for individual strata. However, if the impairment was determined to be other than temporary, a direct write-off of the asset was made. With the adoption of SFAS No. 156, MSR are valued at fair value, both initially and prospectively; impairment tests are no longer performed. Following is a summary of changes in capitalized MSR for first quarter 2005:

(Dollars in thousands)
Balance on December 31, 2004	$1,036,458
Addition of mortgage servicing rights	85,339
Amortization	(48,338)
Market value adjustments	72,561
Permanent impairment	(11,632)
Decrease in valuation allowance	1,257
Balance on March 31, 2005	$1,135,645

MSR on March 31, 2005, had an estimated market value of approximately $1,149.3 million. This balance represents the rights to service approximately $85.1 billion of mortgage loans on March 31, 2005, for which a servicing right has been capitalized. On March 31, 2005, valuation allowances due to temporary impairment of $3.0 million were required. Following is a summary of changes in the valuation allowance for first quarter 2005:

(Dollars in thousands)
Balance on December 31, 2004	$ 4,231
Permanent impairment	(11,632)
Servicing valuation provision	10,375
Balance on March 31, 2005	$ 2,974

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business,

Note 4 - Mortgage Servicing Rights (continued)

FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions to brokers, service providers, and recent market activity and against its own experience.

The sensitivity of the current fair value of all retained or purchased interests for MSR to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2006, are as follows:

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC
March 31, 2006
Fair value of retained interests	$1,449,472	$11,062	$14,914
Weighted average life (in years)	6.8	2.9	2.0

Annual prepayment rate	11.3%	30.0%	49.0%
Impact on fair value of 10% adverse change	$ (53,989)	$ (537)	$ (913)
Impact on fair value of 20% adverse change	(104,182)	(1,017)	(1,738)

Annual discount rate on servicing cash flows	10.5%	14.0%	18.0%
Impact on fair value of 10% adverse change	$ (59,670)	$ (297)	$ (342)
Impact on fair value of 20% adverse change	(114,684)	(580)	(666)

Annual cost to service (per loan) *	$ 55	$ 50	$ 50
Impact on fair value of 10% adverse change	(14,988)	(226)	(237)
Impact on fair value of 20% adverse change	(26,976)	(451)	(474)

Annual earnings on escrow	4.6%	2.5%	4.4%
Impact on fair value of 10% adverse change	$ (34,541)	$ (176)	$ (600)
Impact on fair value of 20% adverse change	(68,331)	(351)	(1,199)

*	The annual cost to service includes an incremental cost to service delinquent loans. Historically, this fair value sensitivity disclosure has not included this incremental cost. The annual cost to service loans without the incremental cost to service delinquent loans was $49 as of March 31, 2006.

FHN uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization or sale. The key economic assumptions used to measure the fair value of the MSR at the date of securitization or loan sale were as follows:

	First	Second
	Liens	Liens	HELOC
March 31, 2006
Weighted average life (in years)	6.1-6.9	2.7-2.9	1.7-2.0
Annual prepayment rate	13.9%-15.9%	30%	45%-55%
Annual discount rate	9.9%-11.4%	14%	18%
Annual cost to service (per loan) *	$56-$57	$50	$50
Annual earnings on escrow	4.2%-4.6%	2.0%-4.6%	2.0%-4.4%

*	The annual cost to service includes an incremental cost to service delinquent loans. Historically, the disclosure of annual cost to service assumptions has not included this incremental cost. The range of annual cost to service loans without the incremental cost to service delinquent loans was $49-$50 for MSR capitalized during first quarter 2006.

Note 5 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2004	$160,067	$22,520
Amortization expense	-	(2,536)
Acquisitions**	100,450	58,120
March 31, 2005	$260,517	$78,104
December 31, 2005	$281,440	$76,647
Amortization expense	-	(2,888)
Acquisitions**	1,145	3,000
Divestitures	(1,110)	(93)
March 31, 2006	$281,475	$ 76,666
* Represents customer lists, acquired contracts, premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.
** Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.
Certain previously reported amounts have been reclassified to agree with current presentation.

The gross carrying amount of other intangible assets subject to amortization is $141.9 million on March 31, 2006, net of $65.3 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2006 is expected to be $7.8 million and is expected to be $9.8 million, $8.5 million, $6.8 million and $6.4 million for the twelve-month periods of 2007, 2008, 2009, and 2010 respectively.

The following is a summary of goodwill detailed by reportable segments for the three months ended March 31:

	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2004	$ 87,208	$ 55,214	$ 17,645	$160,067
Acquisitions*	-	3,936	96,514	100,450
March 31, 2005	$ 87,208	$ 59,150	$114,159	$260,517
December 31, 2005	$104,781	$ 61,593	$115,066	$281,440
Acquisitions*	30	1,115	-	1,145
Divestitures	(1,110)	-	-	(1,110)
March 31, 2006	$103,701	$ 62,708	$115,066	$281,475
* Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 6 – Long-Term Debt

The following table presents information pertaining to long-term debt (debt with original maturities greater than one year) for FHN and its subsidiaries:

	March 31		December 31
(Dollars in thousands)	2006	2005	2005
First Tennessee Bank National Association:
Subordinated notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on January 15, 2015 -- 5.05%	$ 380,242	$ 391,246	$ 392,279
Matures on May 15, 2013 -- 4.625%	244,572	252,065	251,135
Matures on December 1, 2008 -- 5.75%	135,784	137,358	136,847
Matures on April 1, 2008 -- 6.40%	89,859	89,789	89,841
Matures on April 1, 2016 -- 5.65%	247,014	-	-
Bank notes*	1,504,674	1,249,960	874,672
Extendible notes**
Final maturity of November 17, 2010 -- 4.7425% on March 31, 2006, and
4.36% on December 31, 2005	1,249,148	-	1,249,110
Federal Home Loan Bank borrowings***	4,297	4,648	4,381
Other****	-	1,322	-
First Horizon National Corporation:
Subordinated capital notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 -- 4.50%	97,860	100,882	100,478
Matured on November 15, 2005 -- 6.75%	-	22,881	-
Subordinated notes:
Matures on January 6, 2027 -- 8.07%	100,356	100,332	99,737
Matures on April 15, 2034 -- 6.30%	200,431	195,637	193,878
FT Real Estate Securities Company, Inc.
Cumulative preferred stock (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on March 31, 2031 -- 9.50%	45,302	45,234	45,285
First Horizon ABS Trust
Other collateralized borrowings
Matures on October 25, 2034--5.01%	299,800	-	-
Total	$4,599,339	$2,591,354	$3,437,643
    * The bank notes were issued with variable interest rates and have remaining terms of 1 to 5 years. These bank notes had weighted average interest rates of 4.91 percent and 2.88 percent on March 31, 2006 and 2005, respectively and 4.66 percent on December 31,
       2005.
   ** As of March 31, 2006, the extendible notes had a contractual maturity of April 17, 2007, but are extendible at the investors' option to the final maturity date of November 17, 2010.
 *** The Federal Home Loan Bank (FHLB) borrowings were issued with fixed interest rates and have remaining terms of 3 to 23 years.
      These borrowings had weighted average interest rates of 3.36 percent and 3.53 percent on March 31, 2006 and 2005, respectively and 3.40 percent on December 31, 2005.
**** Other long-term debt was comprised of an unsecured obligation issued with a fixed interest rate of 5.00 percent on March 31, 2005.

Annual principal repayment requirements as of March 31, 2006, are as follows:

(Dollars in thousands)
2006	$ 350,254
2007	1,400,338
2008	606,963
2009	220,321
2010	138
2011 and after	2,068,987

All subordinated notes are unsecured and are subordinate to other present and future senior indebtedness. FTBNA’s subordinated notes and FHN’s subordinated capital notes qualify as Tier 2 risk-based capital under the Office of the Comptroller of the Currency and Federal Reserve Board guidelines for assessing capital adequacy. Prior to February 2005, FTBNA had a bank note program under which the bank was able to borrow funds from time to time at maturities of 30 days to 30 years.  This bank note program was terminated in connection with

Note 6 – Long-Term Debt (continued)

the establishment of a new program.  That termination did not affect any previously issued notes outstanding.  In February 2005, FTBNA established a new bank note program providing additional liquidity of $5.0 billion.  This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes.  On March 31, 2006, $3.7 billion was available under current conditions through the bank note program.

In November 2005, FTBNA entered into a $3.0 billion floating rate extendible note program. The extendible note program provides FTBNA with a facility under which it may issue and offer unsecured and unsubordinated notes with initial maturities of thirteen months and final maturities of five years. On March 31, 2006, $1.7 billion was available under current conditions through the extendible note program.

Note 7 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of March 31, 2006, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 12.18 percent, 8.24 percent and 6.71 percent, respectively, on March 31, 2006, and were 12.35 percent, 8.73 percent and 6.95 percent, respectively, on March 31, 2005.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On March 31, 2006:
Actual:
Total Capital	$ 3,902,841		13.38%	$ 3,725,324		12.50%
Tier 1 Capital	2,558,302		8.77	2,480,785		8.33
Leverage	2,558,302		6.86	2,480,785		6.70

For Capital Adequacy Purposes:
Total Capital	2,333,344	>	8.00	2,383,592	>	8.00
Tier 1 Capital	1,166,672	>	4.00	1,191,796	>	4.00
Leverage	1,492,581	>	4.00	1,481,261	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,979,491	>	10.00
Tier 1 Capital				1,787,694	>	6.00
Leverage				1,851,576	>	5.00
On March 31, 2005:
Actual:
Total Capital	$ 3,433,186		13.34%	$ 3,307,677		12.61%
Tier 1 Capital	2,324,346		9.03	2,298,837		8.77
Leverage	2,324,346		6.90	2,298,837		6.87

For Capital Adequacy Purposes:
Total Capital	2,058,937	>	8.00	2,097,716	>	8.00
Tier 1 Capital	1,029,468	>	4.00	1,048,858	>	4.00
Leverage	1,347,401	>	4.00	1,337,566	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,622,145	>	10.00
Tier 1 Capital				1,573,287	>	6.00
Leverage				1,671,958	>	5.00

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 8 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended
	March 31
(In thousands, except per share data)	2006	2005
Net income from continuing operations	$ 3,410	$ 102,815
Income from discontinued operations, net of tax	210,273	3,015
Cumulative effect of changes in accounting principle, net of tax	1,345	-
Net income	$ 215,028	$ 105,830

Weighted average common shares	125,489	124,717
Effect of dilutive securities	3,611	3,315
Diluted average common shares	129,100	128,032

Earnings per common share:
Net income from continuing operations	$ .03	$ .82
Income from discontinued operations, net of tax	1.67	.03
Cumulative effect of changes in accounting principle, net of tax	.01	-
Net income	$ 1.71	$ .85

Diluted earnings per common share:
Net income from continuing operations	$ .03	$ .80
Income from discontinued operations, net of tax	1.63	.03
Cumulative effect of changes in accounting principle, net of tax	.01	-
Net income	$ 1.67	$ .83

Outstanding stock options of 5,656 and 3,014 with weighted average exercise prices of $42.76 and $45.46 per share as of March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.
Certain previously reported amounts have been reclassified to agree with current presentation.

On March 1, 2006, FHN purchased 4 million shares of its common stock to minimize the potentially dilutive effect of the merchant divestiture on future earnings per share. This share repurchase was accomplished through an accelerated share repurchase program for an initial purchase price of approximately $158 million in first quarter 2006. The final settlement, after the repurchase period, is expected to occur in second quarter 2006.

Note 9 - Contingencies and Other Disclosures

Contingencies. Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims and lawsuits are pending against FHN and its subsidiaries. Although FHN cannot predict the outcome of these lawsuits, after consulting with counsel, management has been able to form an opinion on the effect all of these lawsuits, except the matter mentioned in the paragraph below, will have on the consolidated financial statements. It is management’s opinion that when resolved, these lawsuits will not have a material adverse effect on the consolidated financial statements of FHN.

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN’s subsidiary, First Horizon Home Loans. The case generally concerns the charging of certain loan origination fees, including fees permitted by Kansas law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs seek a refund of fees, a repayment and forgiveness of loan interest, prejudgment interest, punitive damages, and loan rescission. In response to pre-trial motions, the court has ruled that Missouri law governs the loan transactions and has certified a statewide class action involving approximately 4,000 loans. Discovery is ongoing and additional pre-trial motions are pending. Trial is currently scheduled for November 2006. FHN believes that it has meritorious defenses and intends to continue to protect its rights and defend this lawsuit vigorously, through trial and appeal, if necessary.

Other disclosures – Indemnification agreements and guarantees. In the ordinary course of business, FHN enters into indemnification agreements for legal proceedings against its directors and officers and standard representation warranties for underwriting agreements, merger and acquisition agreements, loan sales, contractual commitments, and various other business transactions or arrangements. The extent of FHN’s obligations under these agreements depends upon the occurrence of future events; therefore, it is not possible to estimate a maximum potential amount of payouts that could be required with such agreements.

First Horizon Home Loans services a first-lien mortgage loan portfolio of approximately $97.3 billion as of March 31, 2006, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders. In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder. Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, First Horizon Home Loans had an allowance for losses on the mortgage servicing portfolio of approximately $22.1 million and $16.5 million as of March 31, 2006 and 2005, respectively. First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default. As of March 31, 2006 and 2005, First Horizon Home Loans had single-family residential loans with outstanding balances of $150.6 million and $190.5 million, respectively that were sold on a recourse basis. For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. As of March 31, 2006 and 2005, the outstanding principal balance of loans sold with limited recourse and serviced by First Horizon Home Loans was $3.1 billion and $3.4 billion, respectively.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on March 31, 2006, the outstanding principal balance of these loans was $555.8 million and $130.0 million, respectively. On March 31, 2005, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $1.1 billion and $210.3 million, respectively. In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $57.2 million and $61.1 million on March 31, 2006 and 2005, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

Note 10 – Pension and Other Employee Benefits

Pension plan. FHN provides pension benefits to employees retiring under the provisions of a noncontributory, defined benefit pension plan. Employees of FHN’s mortgage subsidiary and certain insurance subsidiaries are not covered by the pension plan. Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65. The annual funding is based on an actuarially determined amount using the entry age cost method. FHN also maintains a nonqualified supplemental executive retirement plan that covers certain employees whose benefits under the pension plan have been limited under Tax Code Section 415 and Tax Code Section 401(a)(17), which limit compensation to $210,000 for purposes of benefit calculations. Compensation is defined in the same manner as it is under the pension plan. Participants receive the difference between the monthly pension payable, if tax code limits did not apply, and the actual pension payable. All benefits provided under this plan are unfunded and payments to plan participants are made by FHN.

Other employee benefits. FHN provides postretirement medical insurance to full-time employees retiring under the provisions of the FHN Pension Plan. The postretirement medical plan is contributory with retiree contributions adjusted annually. The plan is based on criteria that are a combination of the employee’s age and years of service and utilizes a two-step approach. For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at time of retirement. FHN’s postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” requires a plan sponsor to determine if benefits offered through a postretirement health care plan are actuarially equivalent to Medicare Part D. Plan benefits were determined to be actuarially equivalent in 2005.

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$ 4,520	$ 3,945	$ 83	$ 199
Interest cost	5,486	5,318	279	438
Expected return on plan assets	(8,945)	(8,123)	(421)	(417)
Amortization of prior service cost/(benefit)	211	207	(44)	(44)
Recognized losses/(gains)	1,769	1,014	(140)	-
Amortization of transition obligation	-	-	247	247
Net periodic cost	$ 3,041	$ 2,361	$ 4	$ 423

FHN plans to contribute approximately $20 million to the pension plan in second quarter 2006, and does not anticipate making any further contributions to this plan during the remainder of 2006. FHN does not anticipate making a contribution to the other employee benefit plan in 2006.

Note 11 - Stock Option, Restricted Stock Incentive, and Dividend Reinvestment Plans

Stock option plans. FHN issues non-qualified stock options under various plans to employees, non-employee directors, and bank advisory board members. The plans provide for the issuance of FHN common stock at a price equal to its fair market value at the date of grant. However, if the grantee agreed to receive the options in lieu of compensation, the exercise price was less than the fair market value. The foregone compensation plus the exercise price equaled the fair market value of the stock on the date of grant. This deferral program was discontinued in 2005, and any options issued below market on the date of grant during 2005 were related to 2004 salary deferrals for employees and 2004 board compensation for directors. All options vest within 3 to 5 years and expire 7 years or 10 years from the date of grant, except for those options that were previously part of compensation deferral, which vest immediately or after 6 months and expire 20 years from the date of grant. After January 2, 2004, stock options granted that are part of the compensation deferral vest immediately or after 6 months and expire 10 years from the date of grant. There were 1,596,761 shares available for option or share grants on March 31, 2006.

The summary of stock option activity during quarter ended March 31, 2006, is shown below:

			Weighted
		Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic Value
	Outstanding	Exercise Price	Contractual Term	(thousands)
January 1, 2006	20,289,455	$32.87
Options granted	-	-
Options exercised	(876,896)	25.58
Options canceled	(193,148)	41.13
March 31, 2006	19,219,411	33.12	7.09	$174,204
Options exercisable	14,169,967	$29.91	7.64	$168,354

The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $12.7 million and $7.6 million, respectively. As of March 31, 2006, there was $16.6 million of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.85 years. The following data summarizes information about stock options granted during quarters ended March 31:

Weighted
Average Fair
	Number	Value per Option
	Granted	at Grant Date
2006:
Options granted	N/A	N/A
2005:
Options granted	87,302	$ 19.81

FHN used the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted in the quarters ended March 31, 2006 and 2005, with the following assumptions:

	Three months ended
	March 31,
	2006	2005
Expected dividend yield	N/A	3.98%
Expected lives of options granted	N/A	5.29 years
Expected volatility	N/A	21.65%
Risk-free interest rates	N/A	3.68%

Note 11 - Stock Option, Restricted Stock Incentive, and Dividend Reinvestment Plans (continued)

Expected lives of options granted are determined based on the vesting period, historical exercise patterns and contractual term of the options. Expected volatility is estimated using average of daily high and low stock prices, excluding swings in volatility caused by unique infrequent circumstances. Expected volatility assumptions are determined over the period of the expected lives of the options.

Restricted stock incentive plans. FHN has authorized the issuance of its common stock for awards to executive employees who have a significant impact on the profitability of FHN under a performance accelerated restricted stock program. The performance stock units vest only if predetermined performance measures are met. Additionally, one of the plans allows stock awards to be granted to non-employee directors upon approval by the board of directors. It has been the recent practice of the board to grant 8,000 shares of restricted stock to each new non-employee director upon election to the board, with restrictions lapsing at a rate of ten percent per year. FHN also grants restricted stock awards to management employees which typically vest over 3 and 4 years. The summary of restricted stock activity during the quarter ended March 31, 2006, is presented below:

		Weighted
		average
	Share	grant date
	Units	fair value
Nonvested at January 1, 2006	1,228,282	$41.10
Share units granted	52,950	38.58
Share units vested	(8,522)	21.61
Share units canceled	(133,930)	41.97
Nonvested at March 31, 2006	1,138,780	$41.03

As of March 31, 2006, there was $14.4 million of unrecognized compensation cost related to nonvested restricted stock plans. That cost is expected to be recognized over a weighted-average period of 3.34 years. The total fair value of shares vested during the quarter ended March 31, 2006, was $.3 million. No restricted stock shares vested during the quarter ended March 31, 2005.

The board of directors approved amendments to the restricted stock plan during 1998 permitting deferral by participants of the receipt of restricted stock prior to the lapse of restrictions. Due to deferred compensation legislation passed in 2004, participants are no longer allowed to make voluntary deferral elections under the stock programs.

The compensation (benefit)/cost that has been included in income from continuing operations pertaining to both stock option and restricted stock plans was ($1.3) million and $6.4 million for the quarters ended March 31, 2006 and 2005, respectively. The corresponding total income tax (expense)/benefit recognized in the income statement was ($.5) million and $2.4 million for the quarters ended March 31, 2006 and 2005, respectively.

Consistent with Tennessee state law, only new shares may be utilized in connection with any issuance of FHN common stock which may be required as a result of share based compensation awards. FHN historically obtains authorization from the Board of Directors to repurchase any shares that may be issued at the time a plan is approved or amended. Repurchases are authorized to be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, and prudent capital management. FHN does not currently expect to repurchase a material number of shares related to the plans during the next annual period.

Dividend reinvestment plan. The Dividend Reinvestment and Stock Purchase Plan (the Plan) authorizes the sale of FHN’s common stock from shares acquired on the open market to shareholders who choose to invest all or a portion of their cash dividends and make optional cash payments of $25 to $10,000 per quarter without paying commissions. The price of shares purchased on the open market is the average price paid.

Note 12 – Business Segment Information

FHN has four business segments, Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, Retail/Commercial Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing, and correspondent services. On March 1, 2006, FHN sold its national merchant processing business. The divestiture was accounted for as a discontinued operation which is included in the Retail/Commercial Banking segment. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets securities activities, equity research and investment banking. The Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, funds management and venture capital. Periodically, FHN adapts its segments to reflect changes in expense allocations between segments. In 2005, FHN adapted its segments to reflect the reclassification of certain trust preferred assets and related net interest income to the Capital Markets segment from Retail/Commercial Banking. Previously reported amounts have been reclassified to agree with current presentation. Effective January 1, 2006, FHN adopted SFAS No. 123-R and retroactively applied the provisions of the standard. Accordingly, results for prior periods have been adjusted to reflect expensing of share-based compensation.

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three months ended March 31:

	Three Months Ended
	March 31
(Dollars in thousands)	2006	2005
Total Consolidated
Net interest income	$ 245,721	$ 227,447
Provision for loan losses	17,799	13,109
Noninterest income	205,744	322,878
Noninterest expense	443,215	384,537
Pre-tax (loss)/income	(9,549)	152,679
(Benefit)/provision for income taxes	(12,959)	49,864
Income from continuing operations	3,410	102,815
Income from discontinued operations, net of tax	210,273	3,015
Income before cumulative effect	213,683	105,830
Cumulative effect of changes in accounting principle, net of tax	1,345	-
Net income	$ 215,028	$ 105,830
Average assets	$ 37,689,523	$ 34,091,441

Retail/Commercial Banking
Net interest income	$ 224,869	$ 198,653
Provision for loan losses	18,026	13,069
Noninterest income	106,493	100,859
Noninterest expense	215,555	179,750
Pre-tax income	97,781	106,693
Provision for income taxes	27,899	33,857
Income from continuing operations	69,882	72,836
Income from discontinued operations, net of tax	210,273	3,015
Income before cumulative effect	280,155	75,851
Cumulative effect of changes in accounting principle, net of tax	522	-
Net income	$ 280,677	$ 75,851
Average assets	$ 23,045,183	$ 19,793,641
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Business Segment Information (continued)

	Three Months Ended
	March 31
(Dollars in thousands)	2006	2005
Mortgage Banking
Net interest income	$ 25,415	$ 33,248
Provision for loan losses	(227)	40
Noninterest income	94,704	122,575
Noninterest expense	125,699	109,900
Pre-tax (loss)/income	(5,353)	45,883
(Benefit)/provision for income taxes	(2,114)	16,458
(Loss)/income before cumulative effect	(3,239)	29,425
Cumulative effect of changes in accounting principle, net of tax	414	-
Net (loss)/ income	$ (2,825)	$ 29,425
Average assets	$ 6,206,548	$ 5,662,802

Capital Markets
Net interest expense	$ (5,563)	$ (5,225)
Noninterest income	98,903	96,427
Noninterest expense	86,379	81,813
Pre-tax income	6,961	9,389
Provision for income taxes	1,745	4,049
Income before cumulative effect	5,216	5,340
Cumulative effect of changes in accounting principle, net of tax	179	-
Net income	$ 5,395	$ 5,340
Average assets	$ 4,867,762	$ 5,396,616

Corporate
Net interest income	$ 1,000	$ 771
Noninterest (expense)/ income	(94,356)	3,017
Noninterest expense	15,582	13,074
Pre-tax loss	(108,938)	(9,286)
Income tax benefit	(40,489)	(4,500)
Loss before cumulative effect	(68,449)	(4,786)
Cumulative effect of changes in accounting principle, net of tax	230	-
Net loss	$ (68,219)	$ (4,786)
Average assets	$ 3,570,030	$ 3,238,382
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Derivatives

In the normal course of business, FHN utilizes various financial instruments, through its mortgage banking, capital markets and risk management operations, which include derivative contracts and credit-related arrangements, as part of its risk management strategy and as a means to meet customers’ needs. These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with generally accepted accounting principles. The contractual or notional amounts of these financial instruments do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. The Asset/Liability Committee (ALCO) monitors the usage and effectiveness of these financial instruments. ALCO, in conjunction with credit officers, also periodically reviews counterparty creditworthiness.

Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining agreements whenever possible to limit potential exposure. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates, mortgage loan prepayment speeds or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

Derivative Instruments. FHN enters into various derivative contracts both in a dealer capacity, to facilitate customer transactions, and also as a risk management tool. Where contracts have been created for customers, FHN enters into transactions with dealers to offset its risk exposure. Derivatives are also used as a risk management tool to hedge FHN’s exposure to changes in interest rates or other defined market risks.

Derivative instruments are recorded on the Consolidated Condensed Statements of Condition as other assets or other liabilities measured at fair value. Fair value is defined as the amount FHN would receive or pay in the market to replace the derivatives as of the valuation date. Fair value is determined using available market information and appropriate valuation methodologies. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, is recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings. For free-standing derivative instruments, changes in fair value are recognized currently in earnings. Cash flows from derivative contracts are reported as operating activities on the Consolidated Condensed Statements of Cash Flows.

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

Note 13 – Derivatives (continued)

commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income.

First Horizon Home Loans’ warehouse (mortgage loans held for sale) is subject to changes in fair value, primarily due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, First Horizon Home Loans enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

To the extent that these interest rate derivatives are designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation is expected, the hedged loans are considered for hedge accounting under SFAS No. 133. Anticipated correlation is determined based on historical regressions between the change in fair value of the derivatives and the change in fair value of hedged mortgage loans. Beginning in fourth quarter 2005, anticipated correlation is determined by projecting a dollar offset relationship for each tranche based on anticipated changes in the fair value of the hedged mortgage loans and the related derivatives, in response to various interest rate shock scenarios. Hedges are reset daily and the statistical correlation is calculated using these daily data points. Retrospective hedge effectiveness is measured using the regression correlation results. First Horizon Home Loans generally maintains a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans hedged under SFAS No. 133. Effective SFAS No. 133 hedging results in adjustments to the recorded value of the hedged loans. These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, are included as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.5 billion and $.7 billion on March 31, 2006 and 2005, respectively. The balance sheet impacts of the related derivatives were net assets of $9.4 million and $5.0 million on March 31, 2006 and 2005, respectively.

First Horizon Home Loans also enters into hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  First Horizon Home Loans enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged for economic purposes.

Prior to the adoption of SFAS No. 156, First Horizon Home Loans hedged the changes in MSR value attributable to changes in the benchmark interest rate (10-year LIBOR swap rate).  The vast majority of MSR routinely qualified for hedge accounting. For purposes of measuring effectiveness of the hedge, time decay and recognized net interest income, including changes in value attributable to changes in spot and forward prices, if applicable, were excluded from the change in value of the related derivatives. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio were designated to specific risk tranches of servicing.   Hedges were reset at least monthly and more frequently, as needed, to respond to changes in interest rates or hedge composition.  Generally, a coverage ratio approximating 100 percent was maintained on hedged MSR.  Prior to acquiring a new hedge instrument, First Horizon Home Loans performed a prospective evaluation of anticipated hedge effectiveness by reviewing the historical regression between the underlying index of the proposed hedge instrument and the mortgage rate.  At the end of each hedge period, the change in the fair value of the hedged MSR asset due to the change in benchmark interest rate was calculated and became a historical data point.  Retrospective hedge effectiveness was determined by performing a regression analysis of all collected data points over a rolling 12-month period.  Effective hedging under SFAS No. 133 resulted in adjustments to the recorded value of the MSR.  These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, were included as a component of servicing income in mortgage banking noninterest income. MSR subject to SFAS No. 133 hedges totaled $1.1 billion on March 31, 2005. The balance sheet impact of the related derivatives was a net asset of $3.2 million on March 31, 2005. The following table summarizes certain information related to mortgage banking hedging activities for the quarters ended March 31:

Note 13 – Derivatives (continued)

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Warehouse loans
Fair value hedge ineffectiveness net losses	$ (3,627)	$ (2,281)
Mortgage servicing rights
Fair value hedge ineffectiveness net losses	N/A**	(831)
Net gains excluded from assessment of effectiveness*	N/A**	8,346
* Represents the derivative gain from net interest income on swaps, net of time decay.
** Due to adoption of SFAS No. 156, MSR are no longer hedged under SFAS No. 133. First Horizon Home Loans continues to enter into interest rate contracts to provide an economic hedge against changes in fair value of MSR.

In 2005, First Horizon Home Loans used different MSR stratification for purposes of determining hedge effectiveness pursuant to SFAS No. 133 and performing impairment testing pursuant to SFAS No. 140. The hedge results were evaluated under SFAS No. 133 using specific risk tranches that were established for hedging purposes. For risk tranches that were successfully hedged pursuant to SFAS No. 133, the MSR basis adjustments were allocated to small pools of loans within the risk tranches. These pools of loans were then aggregated into the less granular SFAS No. 140 strata. This adjusted MSR carrying value was then compared to the fair value of the MSR for each stratum to test for asset impairment. MSR basis was reduced to the extent that carrying value exceeds fair value. Any reduction in carrying value as a result of this impairment test was included as a component of servicing income in mortgage banking noninterest income.  In 2006, First Horizon revalues MSR to current fair value each month. Changes in fair value are included in servicing income in mortgage banking noninterest income.

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

Capital Markets

Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital Markets also enters into interest rate contracts, including options, caps, swaps, futures and floors for its customers. In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets are recorded on the balance sheet as other assets and any liabilities are recognized as other liabilities. Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through ALCO.

In fourth quarter 2005, Capital Markets utilized a forward contract as a cash flow hedge of the risk of change in the fair value of a forecasted sale of certain loans. In first quarter 2006, $77 thousand of net losses which were recorded in other comprehensive income on December 31, 2005, were recognized in earnings. The amount of SFAS No. 133 hedge ineffectiveness related to this cash flow hedge was immaterial.

Interest Rate Risk Management

FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and liabilities have different maturity or repricing characteristics. FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. FHN’s interest rate risk management policy is to use derivatives not to speculate but to hedge interest rate risk or market value of assets or liabilities. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers with customer derivatives paired with offsetting market instruments that, when completed, are designed to eliminate market risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest income.

Note 13 – Derivatives (continued)

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $60.9 million and $210.8 million on March 31, 2006 and 2005, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was a liability of $1.6 million and $1.7 million on March 31, 2006 and 2005, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion and $.9 billion on March 31, 2006 and 2005, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $34.5 million in other liabilities on March 31, 2006, and was $2.9 million in other assets and $11.9 million in other liabilities on March 31, 2005. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has determined that derivative transactions used in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities did not qualify for hedge accounting under the shortcut method. As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the long haul method, that accounting cannot be applied retroactively. FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period. In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in current earnings. FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the long haul method. For the period of time during first quarter 2006 that these hedge relationships were not redesignated under SFAS No. 133, the swaps were measured at fair value with gains or losses included in current earnings. FHN has entered into pay floating, receive fixed interest rate swaps totaling $291.6 million and $286.8 million on March 31, 2006 and 2005, respectively. The balance sheet impact of these swaps was $24.8 million and $13.2 million in other liabilities on March 31, 2006 and 2005, respectively. Fair value hedge ineffectiveness was immaterial for first quarter 2006.

In first quarter 2006, FHN utilized an interest rate swap as a cash flow hedge of the interest payment on floating-rate bank notes with a maturity in first quarter 2009. The balance sheet impact of this swap was $.5 million net of tax, recognized in other comprehensive income. There was no ineffectiveness related to this swap.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

FHN is a national financial services institution. From a small community bank chartered in 1864, FHN has grown to be one of the 30 largest bank holding companies in the United States in terms of asset size.

Approximately 13,000 employees provide a broad array of financial services to individual and business customers through hundreds of offices located in 46 states.

FHN companies have been recognized as some of the nation’s best employers by AARP, Working Mother and Fortune magazine. FHN also was named one of the nation’s 100 best corporate citizens by Business Ethics magazine.

FHN provides a broad array of financial services to its customers through three national businesses. The combined strengths of these businesses create an extensive range of financial products and services. In addition, the corporate segment provides essential support within the corporation.

•

Retail/Commercial Banking offers financial products and services, including traditional lending and deposit-taking, to retail and commercial customers. Additionally, the retail/commercial bank provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing, and correspondent services. On March 1, 2006, FHN sold its national merchant processing business. The divestiture was accounted for as a discontinued operation which is included in the Retail/Commercial Banking segment.

•

Mortgage Banking helps provide home ownership through First Horizon Home Loans, which operates offices in 44 states and is one of the top 15 mortgage servicers and top 20 originators of mortgage loans to consumers. This segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.

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

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005. To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report. Additional information including the 2005 financial statements, notes, and management’s discussion and analysis is provided in the 2005 Annual Report.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” "going forward," and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and

other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section.

FINANCIAL SUMMARY (Comparison of First Quarter 2006 to First Quarter 2005)

FINANCIAL HIGHLIGHTS

Earnings for first quarter 2006 were $215.0 million or $1.67 per diluted share. Earnings for first quarter 2005 were $105.8 million or $.83 per diluted share. The results for first quarter 2006 included earnings from discontinued operations of $210.3 million or $1.63 per diluted share related to the sale of FHN’s national merchant processing business. In 2005 earnings from discontinued merchant operations were $3.0 million or $.03 per diluted share. First quarter 2006 earnings also included a favorable impact of $1.3 million or $.01 per diluted share from the cumulative effect of changes in accounting principles.

Business operations reflected continued strong growth within Retail/Commercial Banking, with loan growth of 24 percent and an 11 percent increase in deposits. While Capital Markets revenues were only up 2 percent as compared to first quarter 2005, these revenues experienced an 18 percent increase on a sequential quarter basis. Compared to first quarter 2005, Mortgage Banking originations have fallen 10 percent related to a tightening in the overall mortgage market; however, the expected industry decline for the same period is 17 percent. Mortgage Banking earnings were also unfavorably impacted by hedge performance this quarter.

Comparisons between reported earnings are directly and significantly affected by a number of factors that were present in first quarter 2006 but not present (or present to a much lesser degree) in first quarter 2005. FHN’s performance in first quarter 2006 was impacted by the gain on the merchant divestiture, transactions through which the incremental capital provided by the divestiture was utilized, various other transactions, and accounting matters. The following discussion highlights these items:

On March 1, 2006, FHN sold its national merchant processing business for an after-tax gain of $208 million. This divestiture was accounted for as a discontinued operation, and accordingly, current and prior periods were adjusted to exclude the impact of merchant operations from the results of continuing operations. In tandem with the merchant sale, FHN purchased 4 million shares of its common stock to minimize the potentially dilutive effect of the merchant divestiture on future earnings per share. This share repurchase was accomplished through an accelerated share repurchase program for an initial purchase price of approximately $158 million in first quarter 2006. The final settlement, after the repurchase period, is expected to occur in second quarter 2006. Also included in results from continuing operations are securities losses of $80.3 million, predominantly related to repositioning approximately $2.3 billion of investment securities. This restructuring, undertaken in view of the current interest rate environment, increased the average yield on the investment portfolio by approximately 120 basis points.

FHN determined that certain derivative transactions used in hedging strategies to manage interest rate risk did not qualify for hedge accounting under the "short cut" method, as have a number of other banks. As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the "long haul" method, that accounting method cannot be applied retroactively. FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period. In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in continuing operations. FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the “long haul” method.

Various other items impacted results from continuing operations in first quarter 2006. A pre-tax loss of $12.7 million was recognized from the sale of home equity lines of credit (HELOC) upon which the borrower had not drawn funds. The loss represents deferred loan origination costs, generally recognized over the life of the loan, which were recognized when the line of credit was sold. Mortgage banking experienced foreclosure losses and other expenses of $13.2 million compared to historical levels of approximately $2 million to $3 million related to nonprime mortgage loans. Going forward, these expenses are expected to return to historical expense levels as management has implemented improved procedures to address more stringent investor requirements and to ensure a more disciplined approach to managing the risk of this held for sale portfolio of loans. FHN underwent a change in the dynamics of its business relationship with the U.S. Mint, through which collectible coins are distributed, and recognized expenses of $9.3 million this quarter, representing the devaluation of packaging inventories and costs of closing retail locations. Continually looking for ways to better align the cost structure and implement enterprise-wide synergies, FHN incurred expenses of $6.4 million related to consolidating operations, closing certain offices, and incurring incremental expenditures on technology designed to enhance efficiencies and increase productivity. Compensation expense of

$4.5 million related to early retirement, severance and retention was recognized in the current quarter but will reduce costs and should improve performance going forward.

First quarter 2006 earnings also included a favorable impact of $1.3 million or $.01 per diluted share from the cumulative effect of changes in accounting principles. FHN adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) in first quarter 2006 and retroactively applied the provisions of the standard. Accordingly, results for periods prior to 2006 have been adjusted to reflect expensing of share-based compensation. A cumulative effect adjustment of $1.1 million was recognized, reflecting the change in accounting for share-based compensation expense based on estimated forfeitures rather than actual forfeitures. FHN also adopted SFAS No. 156, “Accounting for Servicing of Financial Assets,” which allows servicing assets to be measured at fair value with changes in fair value reported in current earnings. The adoption of this standard was applied on a prospective basis and resulted in a cumulative effect adjustment of $.2 million, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.

Return on average shareholders’ equity and return on average assets were 37.3 percent and 2.31 percent, respectively, for first quarter 2006. Return on average shareholders’ equity and return on average assets were 20.8 percent and 1.26 percent, respectively, for first quarter 2005. Total assets were $37.3 billion and shareholders’ equity was $2.4 billion on March 31, 2006, compared to $35.2 billion and $2.1 billion, respectively, on March 31, 2005.

BUSINESS LINE REVIEW

Retail/Commercial Banking

Total revenues for Retail/Commercial Banking increased 11 percent to $331.4 million for first quarter 2006 compared to $299.5 million for first quarter 2005.

Net interest income increased 13 percent to $224.9 million in first quarter 2006 from $198.6 million in first quarter 2005 as earning assets grew 17 percent, or $3.1 billion. Loans grew 24 percent or $4.0 billion while loans held for sale decreased 53 percent or $.9 billion and deposits increased 11 percent or $1.1 billion over first quarter 2005. The Retail/Commercial Banking net interest margin was 4.25 percent in first quarter 2006 compared to 4.22 percent in fourth quarter 2005 and 4.38 percent in the first quarter of last year.

Noninterest income increased 6 percent to $106.5 million in first quarter 2006 from $100.9 million in first quarter 2005. Fees from deposit transactions and cash management increased 14 percent or $4.7 million compared to first quarter 2005 due to deposit growth and pricing initiatives. Revenue from loan sales and securitizations remained stable in first quarter 2006 due to increased volume of loans sold, while profit margins were unfavorably impacted by a shift in equity lending originations from variable rate HELOC to fixed-rate second-lien mortgages combined with competitive pricing pressures, and due to a gain of $11.4 million from the sale of a portfolio of non-strategic and non-core customer credit card receivables. Also impacting this revenue stream was the $12.7 million loss from the sale of no-balance HELOC.

Provision for loan losses increased to $18.0 million in first quarter 2006 from $13.1 million last year, primarily reflecting loan growth and a gradual trend away from the recently experienced low levels of net charge-offs.

Noninterest expense was $215.6 million in first quarter 2006 compared to $179.6 million last year. The increase in noninterest expense was impacted by costs associated with the coin inventory valuation and closing of retail sites; consolidation of remittance processing operations and office closing; and early retirement and severance costs. In addition, higher personnel costs resulted from national expansion initiatives.

Pre-tax income for Retail/Commercial Banking decreased 8 percent to $97.8 million for first quarter 2006, compared to $106.8 million for first quarter 2005. Including the impact of discontinued merchant operations, which reflected the gain on the sale and the cumulative effect of accounting changes, net income increased to $280.7 million from $75.9 million in 2005.

Mortgage Banking

Total revenues for Mortgage Banking were $120.1 million in first quarter 2006 compared to $155.8 million in first quarter 2005.

Net interest income decreased 24 percent to $25.4 million in first quarter 2006 from $33.2 million in first quarter 2005. The flattening of the yield curve resulted in compression of the spread on the warehouse, which was 1.77 percent in first quarter 2006 compared to 2.89 percent for the same period in 2005.

Noninterest income decreased to $94.7 million in first quarter 2006 compared to $122.6 million in first quarter 2005. Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and mortgage servicing rights (MSR) net hedge gains or losses. Mortgage servicing noninterest income prior to the adoption of SFAS No. 156 in first quarter 2006 was net of amortization, impairment and other expenses related to MSR and related hedges. Subsequent to the adoption of SFAS No. 156, mortgage servicing noninterest income reflects the change in fair value of the MSR asset combined with net hedging results, whether positive or negative.

Mortgage loan originations decreased to $6.9 billion in first quarter 2006 from $7.6 billion in 2005 as refinance activity dropped 22 percent. Home purchase origination volume remained stable and represented 59 percent of total originations during first quarter 2006 compared to 53 percent last year. The aggregate decline in origination volume of 10 percent was better than the national market’s expected decline of 17 percent. Loans delivered into the secondary market decreased 8 percent to $6.8 billion as originations slowed. Net revenue from mortgage loans sold decreased 28 percent to $72.3 million from $100.0 million in first quarter 2005 as loans delivered into the secondary market slowed and margins compressed by 23 basis points.

The mortgage-servicing portfolio grew 11 percent to $97.3 billion on March 31, 2006, from $88.0 billion on March 31, 2005. Total fees associated with mortgage servicing increased 15 percent to $77.8 million from $67.9 million, reflecting this growth. The growth in the servicing portfolio and rising interest rates led to a 29 percent increase in the average value of capitalized MSR to $1.3 billion in first quarter 2006.

Changes in the value of the MSR asset due to runoff reduced servicing revenue by $58.8 million in first quarter 2006. In addition, favorable MSR valuation adjustments of $96.0 million, which are not reflected in servicing fees, were primarily due to rising interest rates. The valuation adjustment was offset by hedge losses on MSR derivatives of $98.3 million. During first quarter 2005, the MSR value loss due to runoff was $59.4 million and MSR change due primarily to interest rates was an increase of $74.8 million, which was partially offset by hedge losses totaling $55.1 million. The net impact related to MSR valuation adjustments and a related change in the value of the hedge portfolio was a decline of $21.4 million in 2006, primarily due to lower interest earned on swaps resulting from the flattening of the yield curve. Trading asset performance and option expense further reduced servicing revenue by $5.9 million in 2006 compared to $14.3 million in 2005.

In total, servicing income declined by $3.1 million as increased servicing fees were offset by the lower performance of hedge instruments.

Noninterest expense increased to $125.7 million in first quarter 2006 from $110.0 million in first quarter 2005 due to the unusually high level of losses associated with the nonprime origination business, higher expense - offset by a related increase in noninterest income - related to a deferred compensation plan, and costs associated with branch closings, including lease abandonment and severance expenses.

Mortgage Banking had a pre-tax loss of $5.4 million for first quarter 2006, compared to pre-tax income of $45.8 million for first quarter 2005.

Capital Markets

Total revenues for Capital Markets were $93.3 million in first quarter 2006 compared to $91.2 million in first quarter 2005.

Revenues from fixed income sales were $50.6 million in first quarter 2006 compared to $63.0 million in first quarter 2005. However, on a sequential-quarter basis fixed income sales increased 14 percent from fourth quarter 2005. The current interest rate environment has created a challenging operating environment for fixed income sales as reflected in the lower revenues experienced since the Fed began raising interest rates in the second quarter of 2004.

Revenues from other products were $45.9 million in first quarter 2006, an increase of $11.1 million, or 32 percent, from first quarter 2005. Revenues from other products include fee income from activities such as loan sales, investment banking, equity research, portfolio advisory and the sale of bank-owned life insurance. These other sources of revenue represented 48 percent of total product revenues in first quarter 2006 compared to 36 percent in first quarter 2005. The increase from first quarter 2005 was primarily due to increased fees from investment banking and structured finance activities. Other non-product revenues relating to a deferred compensation plan increased $3.9 million from first quarter 2005. This revenue increase was offset by a related $3.9 million increase in noninterest expense associated with this plan.

Noninterest expense increased $4.6 million compared to first quarter 2005 primarily due to the $3.9 million increase in deferred compensation plan expense discussed above. Noninterest expense increased $10.6 million from fourth quarter 2005 primarily due to increased variable compensation expense associated with the increase in product revenues, a cyclical increase in statutory fringe benefits expense, and an increase in deferred compensation plan expense which was offset by a related increase in other non-product revenues.

Capital Markets pre-tax earnings were $6.9 million in first quarter 2006 compared to $9.4 million in first quarter 2005.

Corporate

The Corporate segment’s results yielded a pre-tax loss of $108.9 million in first quarter 2006 compared to a pre-tax loss of $9.3 million in first quarter 2005. The first quarter 2006 results include $80.3 million of net securities losses, primarily related to the restructuring of the investment portfolio which resulted in securities losses of $79.3 million. Noninterest income was negatively impacted by $15.6 million due to the hedge accounting adjustment. Noninterest expense increased in 2006 due to $4.1 million dividend expense on $300 million of the bank’s noncumulative perpetual preferred stock.

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) decreased to $451.4 million in first quarter 2006 from $550.3 million in 2005, primarily due to the securities losses of $80.3 million. Noninterest income was $205.7 million in first quarter 2006 compared to $322.9 million in 2005, and net interest income was $245.7 million in 2006 compared to $227.4 million in 2005. A more detailed discussion of the major line items follows.

NET INTEREST INCOME

Net interest income increased 8 percent to $245.7 million as earning assets grew 13 percent to $33.1 billion and interest-bearing liabilities grew 12 percent to $28.6 billion in first quarter 2006.

The activity levels and related funding for FHN’s mortgage production and servicing and capital markets activities affect the net interest margin.  These activities typically produce different margins than traditional banking activities.  Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR.  Capital markets activities tend to compress the margin because of its strategy to reduce market risk by economically hedging a portion of its inventory on the balance sheet. As a result of these impacts, FHN’s consolidated margin cannot be readily compared to that of other bank holding companies.

The consolidated net interest margin was 2.99 percent for first quarter 2006 compared to 3.12 percent for first quarter 2005.  This compression in the margin occurred as the net interest spread decreased to 2.44 percent from 2.80 percent in 2005 while the impact of free funding increased from 32 basis points to 55 basis points. The decline in margin is attributable to a flatter yield curve, which decreased spread on the warehouse by 112 basis points to 1.77 percent.

Table 1 - Net Interest Margin
	First Quarter
	March 31
	2006	2005
Consolidated Yields and Rates:
Loans, net of unearned income	7.07%	5.63%
Loans held for sale	6.39	5.95
Investment securities	4.76	4.27
Capital markets securities inventory	5.02	4.39
Mortgage banking trading securities	10.17	12.68
Other earning assets	4.13	2.15
Yields on earning assets	6.50	5.29
Interest-bearing core deposits	2.53	1.73
Certificates of deposits $100,000 and more	4.55	2.59
Federal funds purchased and securities sold under agreements to repurchase	4.09	2.24
Capital markets trading liabilities	5.70	4.64
Commercial paper and other short-term borrowings	4.46	2.68
Long-term debt	5.00	3.18
Rates paid on interest-bearing liabilities	4.06	2.49
Net interest spread	2.44	2.80
Effect of interest-free sources	.55	.32
FHN - NIM	2.99%	3.12%
Certain previously reported amounts have been reclassified to agree with current presentation.

In the near-term, a modest compression of the net interest margin is expected as flattening in the spread between short-term and long-term interest rates generally has an unfavorable impact on net interest margin, primarily from narrower spreads on the mortgage warehouse.

NONINTEREST INCOME

Mortgage Banking Noninterest Income

First Horizon Home Loans, an indirect subsidiary of FHN, offers residential mortgage banking products and services to customers, which consist primarily of the origination or purchase of single-family residential mortgage loans. First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers for sale to secondary market investors and subsequently services the majority of those loans.

Origination income includes origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized net present value of MSR, and the value recognized on loans in process including results from hedging. Origination fees, net of costs (including incentives and other direct costs), are deferred and included in the basis of the loans in calculating gains and losses upon sale. Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer. Origination income decreased 28 percent to $72.3 million from $100.0 million in first quarter 2005 as originations and loans delivered into the secondary market slowed by 8 percent and margins compressed by 23 basis points.

Servicing income includes servicing fees and net gains or losses from hedging MSR. Prior to the adoption of SFAS No. 156 in first quarter 2006, mortgage servicing noninterest income was net of amortization, impairment and other expenses related to MSR and related hedges. Subsequent to the adoption of SFAS No. 156, mortgage servicing noninterest income reflects the change in fair value of the MSR asset combined with net hedging results, whether positive or negative. First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies). Total fees associated with mortgage servicing increased 15 percent to $77.8 million from $67.9 million, reflecting growth in the servicing portfolio. The growth in the servicing portfolio and rising interest rates led to a 29 percent increase in capitalized MSR to $1.3 billion in first quarter 2006. The net impact of MSR valuation adjustments and hedge portfolio performance reduced servicing income by $21.4 million compared to 2005. Trading asset performance and reduced option expense resulted in an $8.4 million increase in servicing income.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method which provide ancillary activities to mortgage banking and fees from retail construction lending.

Table 2 - Mortgage Banking Noninterest Income
	Three Months Ended		Percent
	March 31		Change
(Dollars in thousands and volumes in millions)	2006	2005	(%)
Noninterest income:
Origination income	$ 72,339	$ 99,964	27.6 -
Servicing income	10,717	13,767	22.2 -
Other	5,759	5,031	14.5 +
Total mortgage banking noninterest income	$ 88,815	$ 118,762	25.2 -
Refinance originations	$ 2,792.5	$ 3,587.7	22.2 -
Home-purchase originations	4,072.2	4,030.6	1.0 +
Mortgage loan originations	$ 6,864.7	$ 7,618.3	9.9 -
Servicing portfolio	$97,303.3	$88,010.1	10.6 +
Certain previously reported amounts have been reclassified to agree with current presentation.

Capital Markets Noninterest Income

Capital markets noninterest income, the major component of revenue in the Capital Markets segment, is primarily generated from the purchase and sale of securities as both principal and agent, and from other fee sources including investment banking, loans sales, portfolio advisory and equity research activities. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in fair value due to changes in interest rates.

Revenues from fixed income sales decreased $12.4 million compared to first quarter 2005, but increased $6.2 million from fourth quarter 2005. The interest rate environment created challenging conditions for fixed income sales in 2005 as reflected in the lower revenues experienced through third quarter of last year.

Revenues from other fee sources increased $10.1 million primarily due to increased fees from investment banking and structured finance activities.

Table 3 - Capital Markets Noninterest Income
	Three Months Ended
	March 31		Growth
(Dollars in thousands)	2006	2005	Rate (%)
Noninterest income:
Fixed income	$50,602	$63,020	19.7 -
Other products and services	42,256	32,142	31.5 +
Total capital markets noninterest income	$92,858	$95,162	2.4 -
Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income

Other noninterest income includes deposit transactions and cash management fees, insurance commissions, revenue from loan sales and securitizations, trust services and investment management fees, net securities gains and losses and other noninterest income. First quarter 2006 noninterest income included $80.3 million of net securities losses, primarily related to the restructuring of the investment portfolio which resulted in securities losses of $79.3 million. Deposit transactions and cash management fees increased $4.7 million or 14 percent, reflecting deposit growth and pricing initiatives. Revenue from loan sales and securitizations remained stable in first quarter 2006 due to increased volume of loans sold, while profit margins were unfavorably impacted by a shift in equity lending originations from variable rate HELOC to fixed-rate second-lien mortgages combined with competitive pricing pressures, and a $11.4 million gain from the sale of a portfolio of non-strategic and non-core customer credit card receivables. Also impacting this revenue stream was the $12.7 million loss from the sale of no-balance HELOC. Other noninterest income decreased $7.0 million reflecting the negative $15.6 million cumulative impact of derivative transactions used in hedging strategies to manage interest rate risk that management determined did not qualify for hedge accounting under the "short cut" method. Other revenues related to deferred compensation plans increased $6.9 million which is offset by a related increase in noninterest expense associated with these plans.

NONINTEREST EXPENSE

Total noninterest expense for first quarter 2006 increased 15 percent to $443.2 million from $384.5 million in 2005. Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 8 percent to $260.1 million from $240.3 million in 2005 primarily due to national expansion initiatives, an increase in deferred compensation plan expense which was offset by a related increase in noninterest income discussed above, and early retirement, severance and retention costs. All other noninterest expense increased 27 percent, or $38.9 million, which included incremental expenses related to nonprime mortgage loans, the collectible coin business, consolidating operations, closing offices, technology, and dividends on the bank’s noncumulative perpetual preferred stock, as previously discussed.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses was $17.8 million in first quarter 2006 compared to $13.1 million in first quarter 2005, reflecting loan growth and a gradual trend away from the recently low levels of net charge-offs. The net charge-off ratio was 22 basis points in first quarter 2006 compared to 17 basis points in first quarter 2005 as net charge-offs grew to $11.3 million from $7.1 million during a period of strong loan growth.

Table 4 - Net Charge-off Ratios *
	Three Months Ended
	March 31
	2006	2005
Commercial	.12%	.06%
Retail real estate	.24	.16
Other retail	1.79	1.06
Credit card receivables	2.04	3.64
Total net charge-offs	.22	.17

* Table 6 provides information on the relative size of each loan portfolio.

Nonperforming loans in the loan portfolio were $49.3 million on March 31, 2006, compared to $40.2 million on March 31, 2005. The ratio of nonperforming loans in the loan portfolio to total loans was .23 percent on March 31, 2006 and 2005, reflecting the underlying stability of the loan portfolio. Nonperforming assets were $94.4 million on March 31, 2006, compared to $75.1 million on March 31, 2005. This increase reflects growth in the loan portfolio and an increase of $6.7 million in nonperforming loans held for sale due to deterioration in nonprime lending.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard. Loans 30 to 89 days past due, which are not included in potential problem assets, increased to $83.6 million on March 31, 2006, from $63.4 million on March 31, 2005. This increase was primarily related to loan growth as reflected in the past due loan ratio of .39 percent for first quarter 2006 compared to .37 percent for first quarter 2005. In total, potential problem assets were $195.2 million on March 31, 2006, compared to $96.5 million on March 31, 2005. The increase reflects a return to historical levels of potential problem assets from the low levels experienced early in 2005. This includes the impact from the identification of certain misrepresentation by customers in a pool of collateralized retail real estate loans in 2005. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economies of the markets where FHN does business over the long-run and will experience quarterly fluctuations depending on the type and quantity of loan growth and impacts from quarterly asset quality movements. Additionally, asset quality in general should remain relatively stable based on expected economic conditions with normal quarterly fluctuations around recent levels; however, levels during 2006 have been relatively strong.

Table 5 - Asset Quality Information

	First Quarter
(Dollars in thousands)	2006	2005
Allowance for loan losses:
Beginning balance on December 31	$ 189,705	$ 158,159
Provision for loan losses	17,799	13,109
Divestiture	(1,195)	-
Charge-offs	(14,791)	(11,022)
Recoveries	3,493	3,949
Ending balance on March 31	$ 195,011	$ 164,195
Reserve for off-balance sheet commitments	9,420	8,212
Total allowance for loan losses and reserve for off-balance sheet commitments	$ 204,431	$ 172,407
	March 31
	2006	2005
Retail/Commercial Banking:
Nonperforming loans	$ 49,332	$ 40,160
Foreclosed real estate	19,556	17,958
Total Retail/Commercial Banking	68,888	58,118
Mortgage Banking:
Nonperforming loans - held for sale	16,000	9,264
Foreclosed real estate	9,538	7,737
Total Mortgage Banking	25,538	17,001
Total nonperforming assets	$ 94,426	$ 75,119

Total loans, net of unearned income	$ 21,186,991	$ 17,183,781
Insured loans	(811,638)	(801,093)
Loans excluding insured loans	$ 20,375,353	$ 16,382,688
Foreclosed real estate from GNMA loans*	$ 19,865	$ -
Potential problem assets**	195,184	96,490
Loans 30 to 89 days past due	83,554	63,392
Loans 30 to 89 days past due - guaranteed***	564	1,156
Loans 90 days past due	28,279	28,623
Loans 90 days past due - guaranteed***	441	5,482
Loans held for sale 30 to 89 days past due	43,890	57,574
Loans held for sale 30 to 89 days past due - guaranteed***	39,113	45,604
Loans held for sale 90 days past due	159,695	177,552
Loans held for sale 90 days past due - guaranteed***	159,239	176,210
Off-balance sheet commitments****	7,787,356	6,465,179
Allowance to total loans	.92%	.96%
Allowance to loans excluding insured loans	.96	1.00
Allowance to nonperforming loans in the loan portfolio	395	409
Nonperforming assets to loans, foreclosed real estate and other assets
(Retail/Commercial Banking)	.33	.34
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.03	.02
Allowance to annualized net charge-offs	4.32x	5.80x
* Prior to 2006 properties acquired by foreclosure through GNMA's repurchase program were classified as receivables in "Other assets" on the Consolidated Condensed Statements of Condition.
** Includes past due loans.
*** Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
**** Amount of off-balance sheet commitments for which a reserve has been provided. As of March 31, 2006, a reserve has been provided for unfunded credit card commitments.
Certain previously reported amounts have been reclassified to agree with current presentation.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

During first quarter 2006, earning assets consisted of loans, loans held for sale, investment securities, trading securities and other earning assets. Earning assets grew 13 percent and averaged $33.1 billion in first quarter 2006 compared to $29.4 billion in 2005, primarily due to loan growth.

LOANS

Average total loans increased 25 percent for first quarter 2006 to $20.8 billion from $16.7 billion in 2005. Average loans represented 63 percent of average earning assets in first quarter 2006 and 57 percent in 2005.

Commercial, financial and industrial loans increased 17 percent, or $935.3 million, since first quarter 2005 reflecting greater demand for loans as the economy improved and increased market share in Tennessee. Commercial construction loans grew 68 percent since first quarter 2005 or $891.7 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the demand for single-family housing and expansion of the sales force and geographic reach. Retail real estate residential loans increased 17 percent or $1.2 billion reflecting growing demand for second-lien mortgages. The retail real estate construction portfolio increased 78 percent or $856.3 million since first quarter 2005. Retail real estate construction loans are made to individuals for the purpose of constructing a home where FHN is committed to make the permanent mortgage. The increase in these loans reflects the favorable housing environment and expansion of the sales force and geographic reach. Additional loan information is provided in Table 6 – Average Loans.

FHN has a significant concentration in loans secured by real estate which is geographically diversified nationwide. In 2006, 67 percent of total loans are secured by real estate compared to 65 percent in 2005 (see Table 6). Three lending products have contributed to this level of real estate lending including significant levels of retail residential real estate which comprise 42 percent of total loans. The risk profile of the retail residential real estate portfolio remains stable reflecting a significant concentration of high credit score products. Also contributing to the level of real estate lending are commercial construction lending which comprises 10 percent of total loans and includes loans to single-family builders, and retail real estate construction loans, which comprise 9 percent of total loans. Retail real estate construction loans are a one-time close product where First Horizon Home Loans provides construction financing and a permanent mortgage to individuals for the purpose of constructing a home. Upon completion of construction, the permanent mortgage is classified as held for sale and sold into the secondary market. FHN's commercial real estate lending is well-diversified by product type and industry. On March 31, 2006, FHN did not have any concentrations of 10 percent or more of total commercial, financial and industrial loans in any single industry.

Table 6 - Average Loans
		Three Months Ended
	March 31
		Percent	Growth		Percent
(Dollars in millions)	2006	of Total	Rate	2005	of Total
Commercial:
Commercial, financial and industrial	$ 6,415.4	31%	17.1%	$ 5,480.1	33%
Real estate commercial	1,225.0	6	21.9	1,004.5	6
Real estate construction	2,197.7	10	68.3	1,306.0	8
Total commercial	9,838.1	47	26.3	7,790.6	47
Retail:
Real estate residential	8,629.4	42	16.8	7,385.8	44
Real estate construction	1,961.7	9	77.5	1,105.4	7
Other retail	164.6	1	2.4	160.7	1
Credit card receivables	238.1	1	NM	238.1	1
Real estate loans pledged against other collateralized borrowings	6.5	-	NM	-	-
Total retail	11,000.3	53	23.7	8,890.0	53
Total loans, net of unearned	$ 20,838.4	100%	24.9%	$ 16,680.6	100%
Certain previously reported amounts have been reclassified to agree with current presentation.

Commercial loan growth should be strong as a result of the national expansion of single-family residential construction lending and greater market demand for commercial and industrial loans. Year-over-year growth in retail loans will be primarily driven by the national sales platform.

LOANS HELD FOR SALE

Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, student loans, small issuer trust preferred securities and credit card receivables. The mortgage warehouse accounts for the majority of loans held for sale. Loans held for sale decreased 10 percent to $4.8 billion in 2006 from $5.3 billion in 2005. This decline is related to the lower demand for HELOC, while second-lien mortgages and small issuer trust preferred securities held for sale increased. FHN continues to fund loan growth and maintain a stable liquidity position through whole-loan sales and securitizations.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits increased 7 percent to $12.3 billion in first quarter 2006 compared to $11.5 billion in 2005, primarily due to 9 percent growth in Retail/Commercial Banking deposits reflecting expansion strategies which emphasize a focus on convenient hours, free checking and targeted financial center expansion. The increase in Retail/Commercial Banking deposits was partially offset by a 2 percent decline in Mortgage Banking escrow deposits. Short-term purchased funds averaged $17.4 billion for first quarter 2006, up 7 percent or $1.1 billion from first quarter 2005. In first quarter 2006, short-term purchased funds accounted for 52 percent of FHN’s total funding, which is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and long-term debt, and accounted for 54 percent of total funding in first quarter 2005. Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings. Long-term debt averaged $3.8 billion in first quarter 2006 compared to $2.6 billion in first quarter 2005 (see Note 6 – Long-Term Debt for additional detail).

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders’ equity increased 13 percent in first quarter 2006 to $2.3 billion from $2.1 billion, reflecting internal capital generation. Period-end shareholders’ equity was $2.4 billion on March 31, 2006, up 13 percent from March 31, 2005. This increase in shareholders’ equity came principally from retention of net income after dividends and the effects of stock repurchases and option exercises. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders. In order to maintain FHN’s well-capitalized status while sustaining strong balance sheet growth, First Tennessee Bank National Association (FTBNA) has issued approximately $250 million of subordinated notes which qualify as Tier 2 capital under the risk-based capital guidelines since March 31, 2005.

On March 1, 2006, FHN entered into an agreement with Goldman Sachs & Co. to purchase four million shares of FHN common stock in connection with an accelerated share repurchase program under an existing share repurchase authorization. The initial purchase price of the shares was $39.43 per share or approximately $158 million excluding transaction costs. The share repurchase was funded with a portion of the proceeds from the merchant processing sale and settled on March 3, 2006. The repurchased shares are subject to a purchase price adjustment that will be based upon the actual volume weighted average price during the repurchase period and certain other provisions. The final settlement is expected to occur in second quarter 2006. The divestiture of merchant operations is not expected to have a material impact on future capital resources.

Table 7 - Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs
2006
January 1 to January 31	-	-	-	30,010
February 1 to February 28	-	-	-	30,010
March 1 to March 31	4,000	39.43	4,000	26,010
Total	4,000	$39.43	4,000
Compensation Plan Programs:
-	A consolidated compensation plan share purchase program was approved on July 20, 2004, and was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program is 25.1 million shares which may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date (see also Subsequent Events). On March 31, 2006, the maximum number of shares that may yet be purchased under the program was 24.3 million shares.

Other Programs:
-	A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16, 2001, it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004. On October 19, 2004, the board of directors extended the authorization until December 31, 2007. On March 31, 2006, the maximum number of shares that may yet be purchased under the program was 1.7 million shares.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of March 31, 2006, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7 – Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the CEO and other executive officers of FHN. The Executive Vice President (EVP) of Risk Management oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Senior Credit Policy Committee, Asset/Liability Committee (ALCO), Capital Management Committee and Operational Risk Committee. The EVP and Chief Credit Officer, EVP of Interest Rate Risk Management, EVP and Chief Financial Officer and EVP of Risk Management chair these committees respectively. Reports regarding Credit, Asset/Liability, Market, Capital Management and Operational Risks are provided to the Executive and/or Audit Committees of the Board and to the full Board.

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

Net interest income and the financial condition of FHN are affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital. To the extent that earning assets reprice more quickly than liabilities, this position will benefit net interest income in a rising interest rate environment and will negatively impact net interest income in a declining interest rate environment. In the case of floating-rate assets and liabilities, FHN may also be exposed to basis risk, which results from changing spreads between loan and deposit rates. Generally, when interest rates decline Mortgage Banking faces increased prepayment risk associated with its MSR.

In certain cases, derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates. For example, Mortgage Banking uses derivatives to protect against MSR prepayment risk and against changes in fair value of the mortgage pipeline and warehouse. Capital Markets uses derivatives to protect against the risk of loss arising from adverse changes in the fair value of its inventory due to changes in interest rates. The prepayment risk in the loan portfolio is not hedged with derivatives or otherwise.

In addition to the balance sheet impacts, fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. Mortgage banking revenue, which is generated from originating, selling and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand. In general, low or declining interest rates typically lead to increased origination fees and profit from the sale of loans but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence income from originations and sales of loans while servicing-related income may rise due to lower prepayments. The earnings impact from originations and sales of loans on total earnings is more significant than servicing related income. Net interest income earned on warehouse loans held for sale and on swaps and similar derivative instruments used to protect the value of MSR increases when the yield curve steepens and decreases when the yield curve flattens. In addition, a flattening yield curve negatively impacts the demand for fixed income securities and, therefore, Capital Markets’ revenue, as well as trading inventory spreads.

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

Core deposits are a significant source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the extent authorized by law. For first quarter 2006 and 2005, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 157 percent and 141 percent, respectively. As loan growth currently exceeds core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position. One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations. During first quarter 2006, FHN sold loans through an on-balance sheet securitization, which is structured as a financing for accounting purposes. FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

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

Prior to February 2005, FTBNA had a bank note program under which the bank was able to borrow funds from time to time at maturities of 30 days to 30 years. This bank note program has been terminated in connection with the establishment of a new program. That termination does not affect any previously-issued notes outstanding. In February 2005, FTBNA established a new bank note program providing additional liquidity of $5.0 billion. This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes. On March 31, 2006, $3.7 billion was available under current conditions through the bank note program as a funding source.

Liquidity has also been obtained through FTBNA’s issuance of 300,000 shares of noncumulative perpetual preferred stock which provided approximately $295 million additional capital. In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN’s junior subordinated debentures through two Delaware business trusts wholly owned by FHN and through preferred stock issued by an indirect wholly-owned subsidiary of FHN ($45.3 million on March 31, 2006).

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the three-month periods ending March 31, 2006 and 2005. In 2006, net cash decreased slightly to $2.2 billion from $2.4 billion on December 31, 2005. Significant cash flows for the quarter from investing activities included the sale of $2.2 billion investment securities and the subsequent purchase of $2.5 billion investment securities as the portfolio was repositioned in response to the current interest rate environment. Cash flows from financing activities reflect a decrease of $1.9 billion in deposits, primarily from certificates of deposit greater than $100,000, as long term borrowings, which increased $1.2 billion, and short-term borrowings, which increased $.5 billion, were utilized to fund the balance sheet. Also included in cash flows from financing activities is a decrease of $159.7 million related to the share repurchase. The impacts to cash flows from loan growth and an increase in capital markets balances were largely offset by a decrease in loans held for sale. The cash flows from the merchant divestiture, which was accounted for as a discontinued operation, are included in the consolidated results. The sale resulted in a $421.7 million increase in cash and cash equivalents, of which $208.5 million, the gain on the sale, is included in net income. The divestiture of merchant operations is not expected to have a material impact on future liquidity. In first quarter 2005, net cash flows from operating activities were negative primarily due to increased liquidity demands from the acquisition of the fixed income business of Spear, Leeds and Kellogg (SLK). Growth in deposits comprised a significant portion of FHN’s positive cash flows from financing activities in 2005, and these funds were utilized to meet the liquidity needs related to the strong loan growth that was reflected in negative cash flows from investing activities. In addition, the issuance of preferred stock by FTBNA contributed to positive cash flows from financing activities in first quarter 2005. Negative cash flows from investing activities also resulted from a larger investment portfolio due to balance sheet repositioning in 2005.

Parent company liquidity is maintained by cash flows from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the SEC, FHN, as of March 31, 2006, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million. In addition, $50 million of borrowings under unsecured lines of credit from non-affiliated banks were available to the parent company to provide for general liquidity needs.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, FTN Financial Capital Assets Corporation purchases the same types of loans from customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through investors, including government-sponsored enterprises (GSE), such as GNMA for federally insured loans and FNMA and FHLMC for conventional loans, and then sold in the secondary markets. Each of the GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. Many private investors are also active in the secondary market as issuers and investors. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred loans are subsequently determined not to meet the agreed upon qualifications or criteria, the purchaser has the right to return those loans to FHN. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies). After sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.

FHN’s use of government agencies as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry. During first quarter 2006, $3.4 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Certain of FHN's originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through government agencies. FHN pools and securitizes these non-conforming loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for FHN and other participants in the housing industry to monetize these assets. On March 31, 2006, the outstanding principal amount of loans in these off-balance sheet business trusts was $21.4 billion. Given the significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

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

CAPITAL MANAGEMENT

The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.  Management has a Capital Management committee that is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy.  The committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital.  The committee also recommends capital management policies, which are submitted for approval to the Enterprise-wide Risk/Return Management Committee and the Board.

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

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Management, measurement, and reporting of operational risk are overseen by the Operational Risk Committee, which is chaired by the EVP of Risk Management. Key representatives from the business segments, legal, shared services, risk management, and insurance are represented on the committee. Subcommittees manage and report on business continuity planning, information technology, data security, insurance, compliance, records management, product and system development, customer complaint, and reputation risks. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee. Significant emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.

CRITICAL ACCOUNTING POLICIES

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FHN’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The consolidated condensed financial statements of FHN are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if (a) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (b) different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of FHN’s financial condition, changes in financial condition or results of operations.

It is management's practice to discuss critical accounting policies with the Board of Directors’ Audit Committee including the development, selection and disclosure of the critical accounting estimates. Management believes the following critical accounting policies are both important to the portrayal of the company’s financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available as of the date of the financial statements.

Effective January 1, 2006, FHN elected early adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156). This amendment to SFAS No. 140 requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. FHN elected fair value accounting for all classes of mortgage servicing rights. Accordingly, FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS

When FHN sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount is capitalized as MSR on the Consolidated Condensed Statements of Condition. In 2005 these amounts were included at the lower of cost, net of accumulated amortization, or fair value. The cost basis of MSR qualifying for SFAS No. 133 fair value hedge accounting was adjusted to reflect changes in fair value. With the adoption of SFAS No. 156 on January 1, 2006, these amounts are included at current fair value. The changes in carrying value of MSR are included as a component of Mortgage Banking – Noninterest Income on the Consolidated Condensed Statements of Income.

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

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews estimated fair values and assumptions with third-party brokers and other service providers on a quarterly basis. FHN also compares its estimates of fair value and assumptions to recent market activity and against its own experience.

Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR requires FHN to make several critical assumptions based upon current market and loan production data.

Prepayment Speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized MSR. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, First Horizon Home Loans utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including First Horizon Home Loans’ own historical prepayment experience. For purposes of model valuation, estimates are made for each product type within the MSR portfolio on a monthly basis.

Discount Rate: Represents the rate at which expected cash flows are discounted to arrive at the net present value of servicing income. Discount rates will change with market conditions (i.e., supply vs. demand) and be reflective of the yields expected to be earned by market participants investing in MSR.

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

First Horizon Home Loans engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by an independent third party: a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On March 31, 2006 and 2005, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

The First Horizon Risk Management Committee (FHRMC) submits the overall assessment of the estimated fair value of MSR monthly for review. The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon Home Loans’ MSR. Each quarter, FHN’s MSR Committee reviews the initial capitalization rates for newly originated MSR, the current valuation of MSR and the source of significant changes to the MSR carrying value. In addition, each quarter the Executive Committee of FHN’s board of directors reviews the initial capitalization rates and, prior to implementing SFAS No. 156, approved the amortization expense.

Hedging the Fair Value of MSR

First Horizon Home Loans enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  Specifically, First Horizon Home Loans enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged for economic purposes.

Prior to the adoption of SFAS No. 156, First Horizon Home Loans hedged the changes in MSR value attributable to changes in the benchmark interest rate (10-year LIBOR swap rate).  The vast majority of MSR routinely qualified for hedge accounting.  For purposes of measuring effectiveness of the hedge, time decay and recognized net interest income, including changes in value attributable to changes in spot and forward prices, if applicable, were excluded from the change in value of the related derivatives. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio were designated to specific risk tranches of servicing. Hedges were reset at least monthly and more frequently, as needed, to respond to changes in interest rates or hedge composition. Generally, a coverage ratio approximating 100 percent was maintained on hedged MSR. Prior to acquiring a new hedge instrument, First Horizon Home Loans performed a prospective evaluation of anticipated hedge effectiveness by reviewing the historical regression between the underlying index of the proposed hedge instrument and the mortgage rate. At the end of each hedge period, the change in the fair value of the hedged MSR asset due to the change in benchmark interest rate was calculated and became a historical data point. Retrospective hedge effectiveness was determined by performing a regression analysis of all collected data points over a rolling 12-month period. Effective hedging under

SFAS No. 133 resulted in adjustments to the recorded value of the MSR. These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, were included as a component of servicing income in mortgage banking noninterest income.

MSR subject to SFAS No. 133 hedges totaled $1.1 billion on March 31, 2005. Related derivative net assets were $3.2 million on March 31, 2005. Pursuant to SFAS No. 133, the basis in MSR that qualify for hedge accounting are adjusted for the impact of hedge performance in net servicing income. Included in servicing income in mortgage banking noninterest income was a net loss of $.8 million, representing fair value hedge ineffectiveness and a net gain of $8.3 million, representing derivative gains from net interest income on swaps, net of time decay, which was excluded from the assessment of hedge effectiveness.

With the adoption of SFAS No. 156, First Horizon Home Loans no longer evaluates prospective or retrospective hedge performance for qualification as a SFAS No. 133 hedge. The hedges are economic hedges only, and are terminated and re-established as needed to respond to changes in market conditions. Changes in the value of the hedges continue to be recognized as a component of net servicing income in mortgage banking noninterest income. Successful economic hedging will help minimize earnings volatility that may result when carrying MSR at fair value.

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates which, at the time of sale, result in the capitalization of new MSR associated with new production. This provides for a “natural hedge” in the mortgage-banking business cycle. New production and origination does not prevent First Horizon Home Loans from recognizing losses due to reduction in carrying value of existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR as a component of realized gains related to the sale of such loans in the secondary market, thus the natural hedge, which tends to offset a portion of the reduction in MSR carrying value during a period of low interest rates. In a period of increased borrower prepayments, these losses can be significantly offset by a strong replenishment rate and strong net margins on new loan originations. To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

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

Actual vs. Estimated Prepayment Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSR requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSR – particularly the estimate of prepayment speeds – can vary significantly from actual experience, resulting in the recognition of additional losses in current earnings. Table 8 provides a summary of actual and estimated weighted average prepayment speeds used in determining the estimated fair value of MSR for the quarters ended March 31, 2006 and 2005.

Each month the actual cash flows of the last 12 months from the total servicing portfolio are compared with the expected cash flow assumptions. Although actual cash flows of individual components differ from expected cash flows, the difference for overall cash flows from the entire servicing portfolio for each of the 12-month periods ending March 31, 2006 and 2005 was negligible.

While actual runoff rates tend to lag interest rate changes, fair values generally respond immediately to changes in the prevailing interest rate environment. FHN’s valuation model incorporates all current market drivers when generating future cash flow estimates.  To the extent that reductions in future cash flows are not completely hedged using derivative instruments, losses may be incurred.  Actual runoff in excess of anticipated runoff reduces the MSR fair value as of March 31, 2006, through paydowns and reduces the carrying value of MSR as of March 31, 2005, through impairment charges.  There were $10.4 million of impairment charges in first quarter 2005.

Table 8 - Mortgage Banking Prepayment Assumptions
	Three Months Ended
	March 31
	2006	2005
Prepayment speeds
Actual	16.7%	22.7%
Estimated*	11.0	22.5
* Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.

Interest-Only Certificates Fair Value – Residential Mortgage Loans

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

Residual-Interest Certificates Fair Value – HELOC and Second-lien Mortgages

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

Estimating the cash flow components and the resultant fair value of the residual-interest certificates requires FHN to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by FHN to estimate the fair value of residual-interest securities include prepayment speeds, credit losses and discount rates, as discussed above. FHN’s residual-interest certificates are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of other income on the Consolidated Condensed Statements of Income. FHN does not utilize derivatives to hedge against changes in the fair value of residual-interest certificates.

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

First Horizon Home Loans’ warehouse (first-lien mortgage loans held for sale) is subject to changes in fair value, primarily due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, First Horizon Home Loans enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

To the extent that these interest rate derivatives are designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation is expected, the hedged loans are considered for hedge accounting under SFAS No. 133. Anticipated correlation is determined based on the historical regressions between the change in fair value of the derivatives and the change in fair value of hedged mortgage loans. Beginning in fourth quarter 2005, anticipated correlation is determined by projecting a dollar offset relationship for each tranche based on anticipated changes in the fair value of the hedged mortgage loans and the related derivatives, in response to various interest rate shock scenarios. Hedges are reset daily and the statistical correlation is calculated using these daily data points. Retrospective hedge effectiveness is measured using the regression results. First Horizon Home Loans generally maintains a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans accounted for under SFAS No. 133.

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.5 billion and $.7 billion on March 31, 2006 and 2005, respectively. The balance sheet impacts of the related derivatives were net assets of $9.4 million and $5.0 million on March 31, 2006 and 2005, respectively. For first quarter 2006 and 2005, net losses of $3.6 million and $2.3 million, respectively, representing the hedge ineffectiveness of these fair value hedges, were recognized as a component of gain or loss on sale of loans.

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower. First Horizon Home Loans enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitment from changes in value due to changes in interest rates. Under SFAS No. 133 interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Interest rate lock commitments generally have a term of up to 60 days before the closing of the loan. The interest rate lock commitment, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, First Horizon Home Loans makes estimates of expected "fallout” (locked pipeline loans not expected to close), using models which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse.

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

For the periods ended March 31, 2006 and 2005, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower. Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in net liabilities with estimated fair values of $4.2 million and $5.2 million on March 31, 2006 and 2005, respectively.

FORECLOSURE RESERVES

As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On March 31, 2006 and 2005, $3.1 billion and $3.4 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk. On March 31, 2006 and 2005, $150.6 million and $190.5 million, respectively, of mortgage loans were outstanding which were sold under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited and full recourse which management believes is sufficient to cover incurred foreclosure losses in the servicing portfolio. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On March 31, 2006 and 2005, the foreclosure reserve was $22.1 million and $16.5 million, respectively. This increase is primarily due to the performance of nonprime loans. The servicing portfolio has grown from $88.0 billion on March 31, 2005, to $97.3 billion on March 31, 2006.

ALLOWANCE FOR LOAN LOSSES

Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. This critical accounting estimate applies primarily to the Retail/Commercial Banking segment. The Executive Committee of FHN’s board of directors reviews quarterly the level of the allowance for loan losses.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. There have been no significant changes to the methodology for the quarters ended March 31, 2006 and 2005.

GOODWILL AND ASSESSMENT OF IMPAIRMENT

FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually. As of October 1, 2005, FHN engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its annual impairment assessment. The independent valuation utilized three separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit. The valuation as of October 1, 2005, indicated no goodwill impairment for any of the reporting units.

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a "critical accounting estimate" because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the Retail/Commercial Banking, Mortgage Banking, and Capital Markets business segments. Reporting units have been defined as the same level as the operating business segments.

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

CONTINGENT LIABILITIES

A liability is contingent if the amount or outcome is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. FHN estimates its contingent liabilities based on management’s estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain.

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

OTHER

ACCOUNTING CHANGES

FHN adopted SFAS No. 123-R as of January 1, 2006. Prior to the adoption of SFAS No. 123-R, FHN accounted for its equity compensation awards using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As permitted, FHN retroactively applied the provisions of SFAS No. 123-R to its prior period financial statements. The Consolidated Condensed Statements of Income were revised to incorporate expenses previously presented in the footnote disclosures. The Consolidated Condensed Statements of Condition were revised to reflect the effects of including equity compensation expense in those prior periods. Additionally, all deferred compensation balances were reclassified within equity to capital surplus. Since FHN’s prior disclosures included forfeitures as they occurred, a cumulative effect adjustment, as required by SFAS No. 123-R, of $1.1 million was made for unvested awards that are not expected to vest due to anticipated forfeiture. FHN has made recent changes to its equity compensation plans, including increased use of restricted shares rather than stock options for management employees and extension of the eligibility date for, and/or removal of, automatic continued vesting of stock options upon retirement. See Note 1-Financial Information and Note 11-Stock Option, Restricted Stock Incentive, and Dividend Reinvestment Plans for additional information regarding SFAS No. 123-R.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which permits fair value remeasurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Since FHN accounts for its beneficial interests in securitizations as trading securities, the adoption of SFAS No. 155 is not expected to have a significant impact on the results of operations.

SUBSEQUENT EVENTS

On April 18, 2006, the shareholders approved an amendment of FHN’s 2003 Equity Compensation Plan. The amendment increased the maximum number of shares which may be issued with respect to awards under that Plan from 4,000,000 to 8,500,000 and increased the maximum number of shares which may be issued with respect to awards other than stock options under the Plan from 1,300,000 to 4,800,000. The shareholders also re-approved the Plan in its entirety.

In connection with that Plan amendment, the Board of Directors increased by 4,500,000 shares the previously-announced consolidated compensation plan share purchase program referred to in connection with Table 7 and its related footnotes under the “Capital” section of this Item (the “Program”). Further, the Board also approved a change to the Program which would automatically authorize share repurchases for all subsequent increases in an existing plan's authority or the approval of any new plans.  On April 18, 2006, approximately 28.8 million shares remained available under the Program, inclusive of the increase. Repurchases are authorized to be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, and prudent capital management.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 31-53, (b) the section entitled “Risk Management – Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2005 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 1 to the Consolidated Financial Statements included in FHN’s 2005 Annual Report to shareholders.

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

Part II.

OTHER INFORMATION

Items 1, 1A, 3, 4 and 5

As of the end of the first quarter 2006, the answers to Items 1, 1A, 3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On March 1, 2005, FHN purchased all of the outstanding stock of Greenwich Home Mortgage Corporation. A portion of the total purchase price was paid to ten shareholders of Greenwich in the form of a total of 90,867 shares of FHN's common stock, par value $0.625 per share, inclusive of shares issued into escrow accounts established under the acquisition agreement. The agreement calls for possible additional shares to be issued over certain periods based on certain actions or results (collectively, “adjustment shares”). There was no underwriter associated with the privately negotiated transaction. The issuance of FHN shares in connection with the transaction was and is exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended. On January 13, 2006, a total of 4,712 adjustment shares were distributed to Greenwich shareholders pursuant to the agreement.

(b)	Not applicable
(c)

The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I - First Horizon National Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations at page 42.

Item 6	Exhibits

(a)	Exhibits.

Exhibit No.	Description

4	Instruments defining the rights of security holders, including indentures.*

10.16

Form of master confirmation related to an accelerated stock repurchase of 4 million of the registrant’s common shares on March 1, 2006, incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K dated March 1, 2006.

10.17**	Conformed copy of Larry B. Martin Retirement Agreement, incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K dated March 30, 2006.

10.18

Form of Merchant Asset Purchase Agreement dated January 31, 2006, among several subsidiaries of the registrant and NOVA Information Systems, Inc. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission.

13

The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 23-25 and page 107 in the Corporation’s 2005 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 18, 2006, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

In many agreements filed as exhibits, each party makes representations and warranties to other parties. Those representations and warranties are made only to and for the benefit of those other parties in the context of a business contract. They are subject to contractual materiality standards. Exceptions to such representations and warranties may be partially or fully waived by such parties in their discretion. No such representation or warranty may be relied upon by any other person for any purpose.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE:	May 9, 2006	By: /s/ Marlin L. Mosby III

Marlin L. Mosby III

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4	Instruments defining the rights of security holders, including indentures.*

10.16

Form of master confirmation related to an accelerated stock repurchase of 4 million of the registrant’s common shares on March 1, 2006, incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K dated March 1, 2006.

10.17**	Conformed copy of Larry B. Martin Retirement Agreement, incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K dated March 30, 2006.

10.18

Form of Merchant Asset Purchase Agreement dated January 31, 2006, among several subsidiaries of the registrant and NOVA Information Systems, Inc. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission.

13

The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 23-25 and page 107 in the Corporation’s 2005 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 18, 2006, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

In many agreements filed as exhibits, each party makes representations and warranties to other parties. Those representations and warranties are made only to and for the benefit of those other parties in the context of a business contract. They are subject to contractual materiality standards. Exceptions to such representations and warranties may be partially or fully waived by such parties in their discretion. No such representation or warranty may be relied upon by any other person for any purpose.