Form 10-Q
period 2006-06-30
FIRST HORIZON NATIONAL CORP
filed 2006-08-04
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes x No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

x	Large accelerated filer	____ Accelerated filer	____ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No x

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	123,947,391
Class	Outstanding on June 30, 2006

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands)(Unaudited)	2006	2005	2005
Assets:
Cash and due from banks	$ 854,846	$ 988,509	$ 945,547
Federal funds sold and securities
purchased under agreements to resell	1,572,143	1,911,028	1,485,199
Total cash and cash equivalents	2,426,989	2,899,537	2,430,746
Investment in bank time deposits	75,903	5,171	10,687
Trading securities	2,183,102	2,064,467	2,133,428
Loans held for sale	3,240,270	5,795,436	4,435,343
Securities available for sale	3,108,185	2,998,088	2,912,103
Securities held to maturity (fair value of $387 on June 30, 2006; $419 on
June 30, 2005; and $390 on December 31, 2005)	384	407	383
Loans, net of unearned income	21,699,729	18,428,561	20,600,922
Less: Allowance for loan losses	199,835	169,697	189,705
Total net loans	21,499,894	18,258,864	20,411,217
Mortgage servicing rights, net	1,595,413	1,018,029	1,314,629
Goodwill	281,910	264,787	281,440
Other intangible assets, net	75,055	75,818	76,647
Capital markets receivables	1,058,690	1,694,712	511,508
Premises and equipment, net	431,385	384,283	408,539
Real estate acquired by foreclosure	60,577	27,137	27,410
Discontinued assets	696	137,045	163,545
Other assets	1,430,781	1,542,008	1,461,436
Total assets	$ 37,469,234	$ 37,165,789	$ 36,579,061

Liabilities and shareholders' equity:
Deposits:
Checking interest and money market	$ 4,868,627	$ 4,231,846	$ 4,425,664
Savings	272,901	290,278	279,408
Certificates of deposit under $100,000 and other time	2,819,597	2,223,519	2,478,946
Certificates of deposit $100,000 and more	8,053,119	8,962,649	10,931,695
Interest-bearing	16,014,244	15,708,292	18,115,713
Noninterest-bearing	5,679,198	5,877,735	5,201,844
Total deposits	21,693,442	21,586,027	23,317,557
Federal funds purchased and securities
sold under agreements to repurchase	3,387,711	5,458,983	3,735,742
Trading liabilities	929,694	1,192,012	793,638
Commercial paper and other short-term borrowings	721,227	1,172,567	802,017
Term borrowings	5,325,014	2,537,046	3,437,643
Other collateralized borrowings	281,280	-	-
Total long-term debt	5,606,294	2,537,046	3,437,643
Capital markets payables	1,057,617	1,519,142	591,404
Discontinued liabilities	8,422	109,883	122,026
Other liabilities	1,327,360	1,077,940	1,136,221
Total liabilities	34,731,767	34,653,600	33,936,248
Preferred stock of subsidiary	295,274	295,275	295,274
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 123,947,391 on June 30, 2006;
125,110,574 on June 30, 2005; and 126,222,327 on December 31, 2005)	77,467	78,194	78,889
Capital surplus	282,563	354,457	404,964
Undivided profits	2,113,514	1,797,942	1,905,930
Accumulated other comprehensive loss, net	(31,351)	(13,679)	(42,244)
Total shareholders' equity	2,442,193	2,216,914	2,347,539
Total liabilities and shareholders' equity	$ 37,469,234	$ 37,165,789	$ 36,579,061
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except per share data)(Unaudited)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$393,451	$264,819	$756,934	$496,377
Interest on investment securities	41,409	31,572	77,264	61,275
Interest on loans held for sale	75,832	93,897	152,174	172,982
Interest on trading securities	43,598	31,912	82,113	65,561
Interest on other earning assets	24,292	16,185	43,466	27,066
Total interest income	578,582	438,385	1,111,951	823,261
Interest expense:
Interest on deposits:
Savings	149	117	254	194
Checking interest and money market account	28,039	13,656	48,831	24,862
Certificates of deposit under $100,000 and other time	29,116	18,733	54,454	35,905
Certificates of deposit $100,000 and more	110,068	80,433	229,364	145,215
Interest on trading liabilities	19,923	20,591	38,270	37,398
Interest on short-term borrowings	67,380	39,298	123,624	65,898
Interest on long-term debt	70,309	23,949	117,835	44,734
Total interest expense	324,984	196,777	612,632	354,206
Net interest income	253,598	241,608	499,319	469,055
Provision for loan losses	18,653	15,786	36,452	28,895
Net interest income after provision for loan losses	234,945	225,822	462,867	440,160
Noninterest income:
Mortgage banking	113,448	108,992	202,263	227,755
Capital markets	102,165	94,789	195,023	189,951
Deposit transactions and cash management	42,756	39,471	80,779	72,726
Insurance commissions	12,461	13,525	27,147	28,274
Revenue from loan sales and securitizations	12,212	10,317	23,569	23,551
Trust services and investment management	10,824	11,278	21,481	22,442
Equity securities gains, net	2,517	75	1,514	9
Debt securities gains/(losses), net	376	-	(78,902)	-
All other income and commissions	35,228	41,666	64,857	78,283
Total noninterest income	331,987	320,113	537,731	642,991
Adjusted gross income after provision for loan losses	566,932	545,935	1,000,598	1,083,151
Noninterest expense:
Employee compensation, incentives and benefits	245,796	244,123	505,937	484,420
Occupancy	27,525	26,068	57,627	50,079
Operations services	17,075	18,402	34,515	34,847
Equipment rentals, depreciation and maintenance	17,858	18,741	38,122	36,226
Communications and courier	13,409	13,189	28,321	25,657
Amortization of intangible assets	2,881	2,604	5,769	5,140
All other expense	95,442	83,095	192,910	154,390
Total noninterest expense	419,986	406,222	863,201	790,759
Pre-tax income	146,946	139,713	137,397	292,392
Provision for income taxes	43,013	43,567	30,054	93,431
Income from continuing operations	103,933	96,146	107,343	198,961
Income from discontinued operations, net of tax	376	3,858	210,649	6,873
Income before cumulative effect of changes in accounting principle	104,309	100,004	317,992	205,834
Cumulative effect of changes in accounting principle, net of tax	-	-	1,345	-
Net income	$104,309	$100,004	$319,337	$205,834
Earnings per common share from continuing operations	$ .84	$ .77	$ .86	$ 1.59
Earnings per common share from discontinued operations, net of tax	-	.03	1.69	.06
Earnings per common share from cumulative effect of changes in accounting principle, net of tax	-	-	.01	-
Earnings per common share (Note 8)	$ .84	$ .80	$ 2.56	$ 1.65
Diluted earnings per common share from continuing operations	$ .82	$ .74	$ .84	$ 1.55
Diluted earnings per common share from discontinued operations, net of tax	-	.03	1.64	.05
Diluted earnings per common share from cumulative effect of changes in accounting principle, net of tax	-	-	.01	-
Diluted earnings per common share (Note 8)	$ .82	$ .77	$ 2.49	$ 1.60
Weighted average common shares (Note 8)	123,667	124,946	124,573	124,832
Diluted average common shares (Note 8)	127,280	129,428	128,185	128,734
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2006	2005
Balance, January 1	$ 2,347,539	$ 2,040,983
Adjustment to reflect change in accounting for employee share-based compensation	-	33,151
Net income	319,337	205,834
Other comprehensive income:
Unrealized fair value adjustments, net of tax:
Cash flow hedges	966	-
Securities available for sale	9,927	(3,751)
Comprehensive income	330,230	202,083
Cash dividends declared	(111,752)	(106,996)
Common stock repurchased	(165,568)	(488)
Common stock issued for:
Stock options and restricted stock	34,878	27,366
Acquisitions	487	3,797
Change in tax benefit from incentive plans	3,592	2,024
Adjustment to reflect change in accounting for employee stock option forfeitures	(1,780)	-
Stock-based compensation expense	4,567	14,994
Balance, June 30	$ 2,442,193	$ 2,216,914
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Six Months Ended June 30
(Dollars in thousands)(Unaudited)		2006	2005
Operating	Net income	$ 319,337	$ 205,834
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	36,452	28,895
	Provision for deferred income tax	30,054	23,132
	Depreciation and amortization of premises and equipment	26,040	25,285
	Amortization and impairment of mortgage servicing rights	-	129,308
	Amortization of intangible assets	5,995	6,722
	Net other amortization and accretion	43,359	42,154
	Decrease/(increase) in derivatives, net	1,643	(78,173)
	Market value adjustment on mortgage servicing rights	(166,993)	-
	Provision for foreclosure reserve	6,421	1,941
	Cumulative effect of changes in accounting principle	(1,345)	-
	Gain on divestiture	(208,577)	-
	Stock-based compensation expense	4,567	13,395
	Excess tax benefit from stock-based compensation arrangements	(3,592)	(2,024)
	Equity securities gains, net	(1,514)	(9)
	Debt securities losses, net	78,902	-
	Net losses on disposal of fixed assets	1,925	195
	Net (increase)/decrease in:
	Trading securities	(49,674)	(387,276)
	Loans held for sale	1,193,474	(604,583)
	Capital markets receivables	(547,182)	(1,418,416)
	Interest receivable	(6,258)	(38,279)
	Other assets	(20,651)	(225,244)
	Net increase/(decrease) in:
	Capital markets payables	466,290	1,128,819
	Interest payable	21,634	33,837
	Other liabilities	(74,303)	(41,097)
	Trading liabilities	136,056	765,669
	Total adjustments	972,723	(595,749)
	Net cash provided/(used) by operating activities	1,292,060	(389,915)
Investing	Maturities of held to maturity securities	-	35
Activities	Available for sale securities:
	Sales	2,259,240	45,219
	Maturities	374,135	194,517
	Purchases	(2,888,280)	(563,563)
	Premises and equipment:
	Sales	25	107
	Purchases	(50,711)	(37,471)
	Net increase in loans	(1,151,433)	(2,040,056)
	Net (increase)/decrease in investment in bank time deposits	(65,216)	158
	Proceeds from divestitures, net of cash and cash equivalents	421,756	-
	Acquisitions, net of cash and cash equivalents acquired	(487)	(843,543)
	Net cash used by investing activities	(1,100,971)	(3,244,597)
Financing	Common stock:
Activities	Exercise of stock options	34,676	27,461
	Cash dividends paid	(111,950)	(106,335)
	Repurchase of shares	(165,568)	(488)
	Excess tax benefit from stock-based compensation arrangements	3,592	2,024
	Long-term debt:
	Issuance	2,234,160	300,000
	Payments	(18,718)	(400,168)
	Issuance of preferred stock of subsidiary	-	295,400
	Net (decrease)/increase in:
	Deposits	(1,743,091)	1,875,701
	Short-term borrowings	(428,821)	3,221,349
	Net cash (used)/provided by financing activities	(195,720)	5,214,944
	Net (decrease)/increase in cash and cash equivalents	(4,631)	1,580,432
	Cash and cash equivalents at beginning of period	2,431,620	1,320,499
	Cash and cash equivalents at end of period	2,426,989	2,900,931
	Cash and cash equivalents from discontinued operations at beginning of period, included above	$ 874	$ 1,115
	Cash and cash equivalents from discontinued operations at end of period, included above	-	1,394
	Total interest paid	590,066	319,959
	Total income taxes paid	104,898	66,913
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

Real Estate Acquired by Foreclosure. Prior to 2006, properties acquired by foreclosure in compliance with HUD servicing guidelines were classified as receivables in “Other assets” on the Consolidated Condensed Statements of Condition. Beginning in 2006, these loans are included in “Real estate acquired by foreclosure” and are carried at the estimated amount of the underlying government insurance or guarantee. On June 30, 2006, FHN had $24.3 million in these foreclosed properties. All other real estate acquired by foreclosure consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated cost to sell the real estate. Losses arising at foreclosure are charged to the appropriate reserve. Required developmental costs associated with foreclosed property under construction are capitalized and included in determining the estimated net realizable value of the property, which is reviewed periodically, and any write-downs are charged against current earnings.

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

Loans held for sale include loans originated or purchased for resale, together with mortgage loans previously sold which loans may be unilaterally called by FHN. Loans held for sale are recorded at the lower of aggregate cost or fair value. The carrying value of loans held for sale is net of deferred origination fees and costs. Net origination fees and costs are deferred on loans held for sale and included in the basis of the loans in calculating gains and losses upon sale. Also included in the lower of cost or fair value analysis are the estimated costs and fair values of first-lien mortgage loan commitments. The cost basis of loans qualifying for fair value hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), is adjusted to reflect changes in fair value. Gains and losses realized from the sale of these assets, whether sold directly or through securitization, and adjustments to fair value are included in noninterest income.

Mortgage loans insured by the Federal Housing Administration (FHA) and mortgage loans guaranteed by the Veterans Administration (VA) are generally securitized through the Government National Mortgage Association (GNMA). Conforming conventional loans are generally securitized through government-sponsored enterprises (GSE) such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). In addition, FHN has completed proprietary securitizations of nonconforming first-lien and second-lien mortgages and HELOC, which do not conform to the requirements for sale or securitization through government agencies or GSE. Most of these securitizations are accounted for as sales; those that do not qualify for sale treatment are accounted for as financing arrangements.

Interests retained from the sales include mortgage servicing rights (MSR) and various financial assets. Prior to 2006, all of these retained interests were initially valued by allocating the total cost basis of the loan between the security or loan sold and the retained interests based on their relative fair values at the time of securitization or sale. The retained interests, other than MSR, were carried at fair value as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income. With the adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 156), MSR are initially valued at fair value, and the remaining retained interests are initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative

Note 1 - Financial Information (continued)

fair values at the time of securitization or sale. All retained interests, including MSR, are carried at fair value. The financial assets retained are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.

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

For all stock option awards granted prior to adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), FHN permits vesting of the option to continue after retirement. To account for these stock option awards, FHN uses the nominal vesting period approach. Under the nominal vesting period approach, awards granted to employees near retirement eligibility are expensed over the option’s normal vesting period until an employee’s actual retirement date, at which point all remaining unamortized compensation expense is immediately accelerated. Awards granted after the adoption of SFAS No. 123-R will be amortized

Note 1 - Financial Information (continued)

using the nonsubstantive vesting methodology. The nonsubstantive vesting methodology requires that expense associated with options that continue vesting after retirement be recognized over a period ending no later than an employee’s retirement eligibility date. Had FHN followed the nonsubstantive vesting period method for all awards previously granted, the effect of the change in expense attribution on earnings and per share amounts would have been negligible.

Accounting Changes. Effective January 1, 2006, FHN elected early adoption of SFAS No. 156. This amendment to SFAS No. 140 requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. FHN elected fair value accounting for its MSR. Accordingly, FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.

FHN also adopted Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), as of January 1, 2006. SFAS No. 154 requires retrospective application of voluntary changes in accounting principle. A change in accounting principle mandated by new accounting pronouncements should follow the transition method specified by the new guidance. However, if transition guidance is not otherwise specified, retrospective application will be required. SFAS No. 154 does not alter the accounting requirement for changes in estimates (prospective) and error corrections (restatement). The adoption of SFAS No. 154 did not affect FHN’s reported results of operations.

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

Note 1 - Financial Information (continued)

Accounting Changes Issued but Not Currently Effective. In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which permits fair value remeasurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Since FHN accounts for its beneficial interests in securitizations as trading securities, the adoption of SFAS No. 155 is not expected to have a significant impact on the results of operations.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued. FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements. Adoption of FIN 48 requires a cumulative effect adjustment to the opening balance sheet of retained earnings for any difference between the net amounts of assets and liabilities previously recognized and those determined under the new guidance for all open tax positions. FIN 48 is effective for fiscal years beginning after December 31, 2006. FHN is currently assessing the financial impact of adopting FIN 48.

Note 2 - Acquisitions/Divestitures

On June 28, 2006, First Horizon Merchant Services, Inc. (FHMS) sold all of the outstanding capital stock of Global Card Services, Inc. (GCS), a wholly-owned subsidiary. As a result, tax benefits of $4.2 million were recognized associated with the difference between FHMS’ tax basis in the stock and net proceeds from the sale.

On March 1, 2006, FHN sold substantially all the assets of its national merchant processing business conducted primarily through FHMS and GCS. The sale was to NOVA Information Systems (NOVA), a wholly-owned subsidiary of U.S. Bancorp. This transaction resulted in a pre-tax gain of approximately $340 million. In addition, a supplement to the purchase price may be paid to FHN if certain performance goals are achieved during a period following closing. This divestiture was accounted for as a discontinued operation, and prior periods were adjusted to exclude the impact of merchant operations from the results of continuing operations. In conjunction with the sale, FHN entered into a transitional service agreement with NOVA to provide or continue on-going services such as telecommunications, back-end processing and disaster recovery until NOVA converts the operations to their systems.  On June 30, 2006, discontinued assets and liabilities primarily consist of operating account balances remaining from operations prior to the sale, operating receivables due from NOVA from post-sale activity and federal tax liabilities recognized on the gain on the sale.

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

On March 1, 2005, First Horizon Home Loan Corporation, a subsidiary of FTBNA, acquired Greenwich Home Mortgage Corporation of Cedar Knolls, New Jersey, for an initial payment of approximately $7.8 million in cash and FHN common stock. Net assets purchased, combined with the operating performance of the acquired business, will impact future payments owed to the sellers. The acquisition was immaterial to FHN. In 2006 additional payments of approximately $1.1 million in cash and FHN common stock were made.

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

Note 3 - Loans

The composition of the loan portfolio is detailed below:
		June 30		December 31
(Dollars in thousands)		2006	2005	2005
Commercial:
Commercial, financial and industrial		$ 6,705,925	$ 6,181,598	$ 6,578,117
Real estate commercial		1,276,278	1,128,164	1,213,052
Real estate construction		2,453,579	1,662,777	2,108,121
Retail:
Real estate residential		8,545,198	7,549,881	8,357,143
Real estate construction		2,076,004	1,499,452	1,925,060
Other retail		163,121	163,848	168,413
Credit card receivables		202,117	242,841	251,016
Real estate loans pledged against other collateralized
borrowings		277,507	-	-
Loans, net of unearned income		21,699,729	18,428,561	20,600,922
Allowance for loan losses		199,835	169,697	189,705
Total net loans		$ 21,499,894	$ 18,258,864	$ 20,411,217

The following table presents information concerning nonperforming loans:
		June 30		December 31
(Dollars in thousands)		2006	2005	2005
Impaired loans		$ 56,394	$ 34,322	$ 36,635
Other nonaccrual loans*		19,940	16,020	15,624
Total nonperforming loans		$ 76,334	$ 50,342	$ 52,259
* On June 30, 2006 and 2005, and on December 31, 2005, other nonaccrual loans included $15.0 million, $10.6 million, and $11.5 million, respectively, of loans held for sale.

On June 30, 2006, $3.8 billion of real estate residential qualifying loans were pledged to secure potential Federal Home Loan Bank borrowings. Qualifying loans are comprised of residential mortgage loans secured by first and second liens and home equity lines of credit. In addition, $5.3 billion of commercial, financial and industrial loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank.

Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured. On June 30, 2006 and 2005, there were no outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans on June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Total interest on impaired loans	$ 165	$ 172	$ 344	$ 456
Average balance of impaired loans	48,689	36,653	46,261	36,364

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 2006 and 2005, is summarized as follows:

(Dollars in thousands)		Non-impaired	Impaired	Total
Balance on December 31, 2004		$ 147,672	$ 10,487	$ 158,159
Provision for loan losses		26,632	2,263	28,895
Charge-offs		(18,863)	(5,801)	(24,664)
Recoveries		4,922	2,385	7,307
Net charge-offs		(13,941)	(3,416)	(17,357)
Balance on June 30, 2005		$ 160,363	$ 9,334	$ 169,697

Balance on December 31, 2005		$ 179,635	$ 10,070	$ 189,705
Provision for loan losses		25,589	10,863	36,452
Adjustment due to divestiture		(1,195)	-	(1,195)
Charge-offs		(23,034)	(9,275)	(32,309)
Recoveries		5,533	1,649	7,182
Net charge-offs		(17,501)	(7,626)	(25,127)
Balance on June 30, 2006		$ 186,528	$ 13,307	$ 199,835

Note 4 - Mortgage Servicing Rights

On January 1, 2006, FHN elected early adoption of SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. Accordingly, FHN began initially recognizing all its classes of mortgage servicing rights (MSR) at fair value and elected to irrevocably continue application of fair value accounting to all its classes of MSR. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $98.7 billion of mortgage loans on June 30, 2006, for which a servicing right has been capitalized. Following is a summary of changes in capitalized MSR as of June 30, 2006:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2006	$1,318,219	$5,470	$14,384
Addition of mortgage servicing rights	212,821	10,627	3,862
Reductions due to loan payments	(130,911)	(1,752)	(4,338)
Changes in fair value due to:
Changes in current market interest rates	165,182	95	1,029
Other changes in fair value	338	17	370
Fair value on June 30, 2006	$1,565,649	$14,457	$15,307

In 2005 these amounts were included at the lower of cost, net of accumulated amortization, or fair value. The cost basis of MSR qualifying for SFAS No. 133 fair value hedge accounting was adjusted to reflect changes in fair value. MSR were amortized over the period of and in proportion to the estimated net servicing revenues. MSR were periodically evaluated for impairment. Impairment occurred when the current fair value of the servicing right was less than its recorded value. A quarterly value impairment analysis was performed using a discounted cash flow analysis which was disaggregated by strata representing predominant risk characteristics, including fixed and adjustable rate loans. Impairment, if any, was recognized through a valuation allowance for individual strata. However, if the impairment was determined to be other than temporary, a direct write-off of the asset was made. With the adoption of SFAS No. 156, MSR are valued at fair value, both initially and prospectively; impairment tests are no longer performed. Following is a summary of changes in capitalized MSR as of June 30, 2005:

(Dollars in thousands)
Balance on December 31, 2004	$1,036,458
Addition of mortgage servicing rights	178,838
Amortization	(95,388)
Market value adjustments	(67,959)
Permanent impairment	(32,535)
Decrease in valuation allowance	(1,385)
Balance on June 30, 2005	$1,018,029

MSR on June 30, 2005, had an estimated market value of approximately $1,029.6 million. This balance represents the rights to service approximately $87.4 billion of mortgage loans on June 30, 2005, for which a servicing right was capitalized. On June 30, 2005, valuation allowances due to temporary impairment of $5.6 million were required. Following is a summary of changes in the valuation allowance for the six months ended June 30, 2005:

(Dollars in thousands)
Balance on December 31, 2004	$4,231
Permanent impairment	(32,535)
Servicing valuation provision	33,920
Balance on June 30, 2005	$5,616

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

The sensitivity of the current fair value of all retained or purchased interests for MSR to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2006, are as follows:

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC
June 30, 2006
Fair value of retained interests	$1,565,649	$14,457	$15,307
Weighted average life (in years)	7.1	2.9	2.0

Annual prepayment rate	10.7%	30.0%	49.0%
Impact on fair value of 10% adverse change	$(53,912)	$(719)	$(874)
Impact on fair value of 20% adverse change	(105,746)	(1,361)	(1,662)

Annual discount rate on servicing cash flows	10.2%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(64,579)	$(388)	$(355)
Impact on fair value of 20% adverse change	(125,579)	(757)	(693)

Annual cost to service (per loan)*	$55	$50	$50
Impact on fair value of 10% adverse change	(13,860)	(280)	(276)
Impact on fair value of 20% adverse change	(29,424)	(578)	(510)

Annual earnings on escrow	4.9%	2.4%	5.3%
Impact on fair value of 10% adverse change	$(36,341)	$(224)	$(640)
Impact on fair value of 20% adverse change	(75,181)	(448)	(1,276)
*

The annual cost to service includes an incremental cost to service delinquent loans. Historically, this fair value sensitivity disclosure has not included this incremental cost. The annual cost to service loans without the incremental cost to service delinquent loans was $49 as of June 30, 2006.

FHN uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization or sale. The key economic assumptions used to measure the fair value of the MSR at the date of securitization or loan sale were as follows for the six months ended June 30, 2006:

	First	Second
	Liens	Liens	HELOC
Six Months Ended June 30, 2006
Weighted average life (in years)	6.1-7.8	2.7-2.9	1.7-2.0
Annual prepayment rate	10.6%-15.9%	30%	45%-55%
Annual discount rate	9.5%-11.4%	14%	18%
Annual cost to service (per loan)*	$56-$57	$50	$50
Annual earnings on escrow	4.2%-4.9%	2.0%-4.9%	2.0%-5.3%
*

The annual cost to service includes an incremental cost to service delinquent loans. Historically, the disclosure of annual cost to service assumptions has not included this incremental cost. The range of annual cost to service loans without the incremental cost to service delinquent loans was $48-$50 for MSR capitalized during the six months ended June 30, 2006.

Note 5 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2004	$160,067	$22,520
Amortization expense	-	(5,140)
Acquisitions**	104,720	58,438
June 30, 2005	$264,787	$75,818
December 31, 2005	$281,440	$76,647
Amortization expense	-	(5,769)
Acquisitions**	1,580	4,300
Divestitures	(1,110)	(123)
June 30, 2006	$281,910	$75,055
*	Represents customer lists, acquired contracts, premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.
**	Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.
Certain previously reported amounts have been reclassified to agree with current presentation.

The gross carrying amount of other intangible assets subject to amortization is $143.2 million on June 30, 2006, net of $68.1 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2006 is expected to be $5.5 million and is expected to be $10.1 million, $8.4 million, $6.8 million and $6.4 million for the twelve-month periods of 2007, 2008, 2009, and 2010, respectively.

The following is a summary of goodwill detailed by reportable segments for the six months ended June 30:

	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2004	$87,208	$55,214	$17,645	$160,067
Acquisitions*	2,403	4,896	97,421	104,720
June 30, 2005	$89,611	$60,110	$115,066	$264,787
December 31, 2005	$104,781	$61,593	$115,066	$281,440
Acquisitions*	30	1,550	-	1,580
Divestitures	(1,110)	-	-	(1,110)
June 30, 2006	$103,701	$63,143	$115,066	$281,910
*	Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 6 – Long-Term Debt

The following table presents information pertaining to long-term debt (debt with original maturities greater than one year) for FHN and its subsidiaries:

	June 30		December 31
(Dollars in thousands)	2006	2005	2005
First Tennessee Bank National Association:
Subordinated notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on January 15, 2015 -- 5.05%	$371,927	$409,940	$392,279
Matures on May 15, 2013 -- 4.625%	240,059	261,646	251,135
Matures on December 1, 2008 -- 5.75%	135,231	139,465	136,847
Matures on April 1, 2008 -- 6.40%	89,877	89,806	89,841
Matures on April 1, 2016 -- 5.65%	240,811	-	-
Bank notes*	2,559,729	1,149,968	874,672
Extendible notes**
Final maturity of November 17, 2010 -- 5.24% on June 30, 2006, and
4.36% on December 31, 2005	1,249,206	-	1,249,110
Federal Home Loan Bank borrowings***	4,212	4,549	4,381
Other****	-	1,322	-
First Horizon National Corporation:
Subordinated capital notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 -- 4.50%	96,051	104,695	100,478
Matured on November 15, 2005 -- 6.75%	-	22,888	-
Subordinated notes:
Matures on January 6, 2027 -- 8.07%	97,902	103,918	99,737
Matures on April 15, 2034 -- 6.30%	194,690	203,598	193,878
FT Real Estate Securities Company, Inc.
Cumulative preferred stock (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on March 31, 2031 -- 9.50%	45,319	45,251	45,285
First Horizon ABS Trust
Other collateralized borrowings
Matures on October 25, 2034--5.49%	281,280	-	-
Total	$5,606,294	$2,537,046	$3,437,643
*	The bank notes were issued with variable interest rates and have remaining terms of 1 to 5 years. These bank notes had weighted average interest rates of 5.28 percent and 3.27 percent on June 30, 2006 and 2005, respectively and 4.66 percent on
December 31, 2005.
**	As of June 30, 2006, the extendible notes had a contractual maturity of July 17, 2007, but are extendible at the investors' option to the final maturity date of November 17, 2010.
***	The Federal Home Loan Bank (FHLB) borrowings were issued with fixed interest rates and have remaining terms of 3 to 23 years. These borrowings had weighted average interest rates of 3.31 percent and 3.49 percent on June 30, 2006 and 2005, respectively and 3.40 percent on December 31, 2005.
****	Other long-term debt was comprised of an unsecured obligation issued with a fixed interest rate of 5.00 percent on June 30, 2005.

Annual principal repayment requirements as of June 30, 2006, are as follows:

(Dollars in thousands)
2006	$ 350,169
2007	1,400,338
2008	606,963
2009	1,070,321
2010	138
2011 and after	2,255,467

All subordinated notes are unsecured and are subordinate to other present and future senior indebtedness. FTBNA’s subordinated notes and FHN’s subordinated capital notes qualify as Tier 2 risk-based capital under the Office of the Comptroller of the Currency and Federal Reserve Board guidelines for assessing capital adequacy. Prior to February 2005, FTBNA had a bank note program under which the bank was able to borrow funds from time to time at maturities of 30 days to 30 years. This bank note program was terminated in connection with

Note 6 – Long-Term Debt (continued)

the establishment of a new program. That termination did not affect any previously issued notes outstanding. In February 2005, FTBNA established a new bank note program providing additional liquidity of $5.0 billion. This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes. On June 30, 2006, $2.6 billion was available under current conditions through the bank note program.

In November 2005, FTBNA entered into a $3.0 billion floating rate extendible note program. The extendible note program provides FTBNA with a facility under which it may issue and offer unsecured and unsubordinated notes with initial maturities of thirteen months and final maturities of five years. On June 30, 2006, $1.7 billion was available under current conditions through the extendible note program.

Note 7 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of June 30, 2006, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 11.93 percent, 8.11 percent and 6.71 percent, respectively, on June 30, 2006, and were 11.72 percent, 8.38 percent and 6.71 percent, respectively, on June 30, 2005.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On June 30, 2006:
Actual:
Total Capital	$ 3,961,421		13.20%	$ 3,775,888		12.30%
Tier 1 Capital	2,612,228		8.70	2,526,694		8.23
Leverage	2,612,228		6.86	2,526,694		6.69

For Capital Adequacy Purposes:
Total Capital	2,401,303	>	8.00	2,456,760	>	8.00
Tier 1 Capital	1,200,652	>	4.00	1,228,380	>	4.00
Leverage	1,523,082	>	4.00	1,511,220	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,070,951	>	10.00
Tier 1 Capital				1,842,570	>	6.00
Leverage				1,889,025	>	5.00
On June 30, 2005:
Actual:
Total Capital	$ 3,495,038		12.73%	$ 3,349,374		11.95%
Tier 1 Capital	2,398,393		8.73	2,352,729		8.40
Leverage	2,398,393		6.68	2,352,729		6.60

For Capital Adequacy Purposes:
Total Capital	2,197,186	>	8.00	2,241,811	>	8.00
Tier 1 Capital	1,098,593	>	4.00	1,120,905	>	4.00
Leverage	1,435,785	>	4.00	1,425,720	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,802,264	>	10.00
Tier 1 Capital				1,681,358	>	6.00
Leverage				1,782,150	>	5.00
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 8 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2006	2005	2006	2005
Net income from continuing operations	$ 103,933	$ 96,146	$ 107,343	$ 198,961
Income from discontinued operations, net of tax	376	3,858	210,649	6,873
Cumulative effect of changes in accounting
principle, net of tax	-	-	1,345	-
Net income	$ 104,309	$ 100,004	$ 319,337	$ 205,834

Weighted average common shares	123,667	124,946	124,573	124,832
Effect of dilutive securities	3,613	4,482	3,612	3,902
Diluted average common shares	127,280	129,428	128,185	128,734

Earnings per common share:
Net income from continuing operations	$ .84	$ .77	$ .86	$ 1.59
Income from discontinued operations, net of tax	-	.03	1.69	.06
Cumulative effect of changes in accounting
principle, net of tax	-	-	.01	-
Net income	$ .84	$ .80	$ 2.56	$ 1.65

Diluted earnings per common share:
Net income from continuing operations	$ .82	$ .74	$ .84	$ 1.55
Income from discontinued operations, net of tax	-	.03	1.64	.05
Cumulative effect of changes in accounting
principle, net of tax	-	-	.01	-
Net income	$ .82	$ .77	$ 2.49	$ 1.60
Outstanding stock options of 6,124 and 4,478 with weighted average exercise prices of $42.62 and $42.98 per share for the three months ended June 30, 2006 and 2005, respectively, and of 5,891 and 3,750 with weighted average exercise prices of $42.69 and $43.98 per share for the six months ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.
Certain previously reported amounts have been reclassified to agree with current presentation.

In first quarter 2006, FHN purchased four million shares of its common stock to minimize the potentially dilutive effect of the merchant divestiture on future earnings per share. This share repurchase program was concluded for an adjusted purchase price of $165.1 million in second quarter 2006.

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

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN’s subsidiary, First Horizon Home Loans. The case generally concerns the charging of certain loan origination fees, including fees permitted by Kansas and federal law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs seek a refund of fees, a repayment and forgiveness of loan interest, prejudgment interest, punitive damages, loan rescission, and attorneys’ fees. In response to pre-trial motions, the court has certified a statewide class action involving approximately 4,000 loans and has made the following rulings, among others: Missouri law rather than Kansas law governs at least some of those loans made before FHN acquired McGuire Mortgage (pre-acquisition loans) and Missouri law was not complied with in certain respects as to some such loans; and, federal law governs and permits the charging of loan discount fees as to those loans made after FHN acquired McGuire (post-acquisition loans). Several important issues have not yet been finally resolved, including, among others: whether Missouri or federal law generally governs the post-acquisition loan fees (other than loan discount fees); whether plaintiffs are entitled to seek recovery and forgiveness of loan interest; whether prejudgment interest is available to be awarded; and, whether the applicable statute of limitations is three or six years. Discovery is ongoing and additional pre-trial motions are pending or will be filed. Plaintiffs have not alleged a specific dollar amount of relief sought in their petition. However, in the course of discovery, recently FHN has learned that plaintiffs intend to claim damages to include fee refunds and loan interest (past and future), and prejudgment interest, based on a six-year limitation period, which together aggregate approximately $56 million if (among other things) the court rules that federal law applies in all respects post-acquisition, and approximately $92 million if the court rules that Missouri law generally governs post-acquisition. A substantial majority of each specific dollar amount pertains to loan interest and related prejudgment interest. If the court rules in FHN’s favor as to loan interest, then plaintiffs’ claims (for loan fees and related pre-judgment interest) would aggregate approximately $3 million if the court rules that federal law applies in all respects post-acquisition, and would aggregate approximately $4 million if Missouri law generally governs post-acquisition. Plaintiffs have not alleged in court documents specific amounts for other categories of relief sought, but their claims for punitive damages and for attorneys’ fees, if allowed, would involve additional sums. Trial currently is scheduled for November 2006, and pre-trial mediation is scheduled for mid-August. FHN believes that it has meritorious defenses and intends to continue to protect its rights and defend this lawsuit vigorously, through trial and appeal, if necessary.

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

First Horizon Home Loans services a mortgage loan portfolio of approximately $99.3 billion as of June 30, 2006, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders. In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder. Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, First Horizon Home Loans had an allowance for losses on the mortgage servicing portfolio of approximately $15.1 million and $15.5 million as of June 30, 2006 and 2005, respectively. First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default. For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. As of June 30, 2006 and

Note 9 - Contingencies and Other Disclosures (continued)

2005, First Horizon Home Loans had single-family residential loans with outstanding balances of $146.2 million and $181.1 million, respectively that were serviced on a full recourse basis. As of June 30, 2006 and 2005, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by First Horizon Home Loans was $2.9 billion and $3.1 billion, respectively. Additionally, on June 30, 2006 and 2005, $5.3 billion and $6.4 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on June 30, 2006, the outstanding principal balance of these loans was $482.5 million and $116.0 million, respectively. On June 30, 2005, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $1.0 billion and $186.5 million, respectively. In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $56.7 million and $59.6 million on June 30, 2006 and 2005, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

Note 10 – Pension and Other Employee Benefits

Pension plan. FHN provides pension benefits to employees retiring under the provisions of a noncontributory, defined benefit pension plan. Employees of FHN’s mortgage subsidiary and certain insurance subsidiaries are not covered by the pension plan. Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65. The annual funding is based on an actuarially determined amount using the entry age cost method. FHN also maintains a nonqualified supplemental executive retirement plan that covers certain employees whose benefits under the pension plan have been limited under Tax Code Section 415 and Tax Code Section 401(a)(17), which limit compensation to $220,000 for purposes of benefit calculations. Compensation is defined in the same manner as it is under the pension plan. Participants receive the difference between the monthly pension payable, if tax code limits did not apply, and the actual pension payable. All benefits provided under this plan are unfunded and payments to plan participants are made by FHN.

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

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$ 4,520	$ 3,945	$ 83	$ 199
Interest cost	5,486	5,317	279	437
Expected return on plan assets	(8,945)	(8,123)	(421)	(417)
Amortization of prior service cost/(benefit)	211	207	(44)	(44)
Recognized losses/(gains)	1,769	1,014	(140)	-
Amortization of transition obligation	-	-	247	247
Net periodic cost	$ 3,041	$ 2,360	$ 4	$ 422

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$ 9,040	$ 7,890	$ 166	$ 398
Interest cost	10,971	10,635	558	875
Expected return on plan assets	(17,889)	(16,246)	(841)	(834)
Amortization of prior service cost/(benefit)	422	414	(88)	(88)
Recognized losses/(gains)	3,537	2,028	(281)	-
Amortization of transition obligation	-	-	494	494
Net periodic cost	$ 6,081	$ 4,721	$ 8	$ 845

FHN plans to contribute approximately $20 million to the pension plan in third quarter 2006, and does not anticipate making any further contributions to this plan during the remainder of 2006. FHN does not anticipate making a contribution to the postretirement benefit plan in 2006.

Note 11 - Stock Option, Restricted Stock Incentive, and Dividend Reinvestment Plans

Stock option plans. FHN issues non-qualified stock options to employees under various plans, which provide for the issuance of FHN common stock at a price equal to its fair market value at the date of grant. All options vest within 3 to 5 years and expire 7 years or 10 years from the date of grant. A deferral program, which was discontinued in 2005, allowed for the foregone compensation plus the exercise price to equal the fair market value of the stock on the date of grant if the grantee agreed to receive the options in lieu of compensation. Any options issued below market on the date of grant during 2005 were related to 2004 salary deferrals for employees and 2004 board compensation for directors. Options that were part of compensation deferral prior to January 2, 2004, expire 20 years from the date of grant. Stock options granted after January 2, 2004, that are part of the compensation deferral expire 10 years from the date of grant. There were 4,351,013 shares available for option or share grants on June 30, 2006.

The summary of stock option activity during the six months ended June 30, 2006, is shown below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)

January 1, 2006	20,289,455	$32.87
Options granted	1,629,771	40.71
Options exercised*	(1,350,820)	26.42
Options canceled	(556,241)	40.99
June 30, 2006	20,012,165	33.72	6.89	$144,446
Options exercisable	13,583,090	$29.90	7.43	$142,644
Options expected to vest	4,707,751	41.80	5.77	1,303

* Stock options exercised for six months ended June 30, 2006 included 1,242 options converted to stock equivalents as part of the deferred compensation program.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $19.1 million and $18.2 million, respectively. As of June 30, 2006, there was $18.3 million of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.91 years. The following data summarizes information about stock options granted during the six months ended June 30:

	Number Granted	Weighted Average Fair Value per Option at Grant Date
2006:
Options granted	1,629,771	$ 5.91
2005:
Options granted	2,382,511	$ 6.90

FHN used the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted in the six months ended June 30, 2006 and 2005, with the following assumptions:

	Six months ended
	June 30
	2006	2005
Expected dividend yield	4.42%	4.25%
Expected lives of options granted	5.26 years	5.12 years
Expected volatility	19.00%	22.85%
Risk-free interest rates	4.92%	3.89%

Note 11 - Stock Option, Restricted Stock Incentive, and Dividend Reinvestment Plans (continued)

Expected lives of options granted are determined based on the vesting period, historical exercise patterns and contractual term of the options. Expected volatility is estimated using average of daily high and low stock prices, excluding swings in volatility caused by unique, infrequent circumstances. Expected volatility assumptions are determined over the period of the expected lives of the options.

Restricted stock incentive plans. FHN has authorized the issuance of its common stock for awards to executive employees who have a significant impact on the profitability of FHN under a performance accelerated restricted stock program. The performance stock units vest only if predetermined performance measures are met. Additionally, one of the plans allows stock awards to be granted to non-employee directors upon approval by the board of directors. It has been the recent practice of the board to grant 8,000 shares of restricted stock to each new non-employee director upon election to the board, with restrictions lapsing at a rate of ten percent per year. FHN also grants restricted stock awards to management employees, which typically vest over 3 and 4 years. The summary of restricted stock activity during the six months ended June 30, 2006, is presented below:

	Share Units	Weighted average grant date fair value
Nonvested on January 1, 2006	1,228,282	$ 41.10
Share units granted	668,775	40.20
Share units vested	(44,158)	35.20
Share units canceled	(153,729)	41.52
Nonvested on June 30, 2006	1,699,170	$ 40.87

As of June 30, 2006, there was $22.1 million of unrecognized compensation cost related to nonvested restricted stock plans. That cost is expected to be recognized over a weighted-average period of 3.36 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $1.6 million and $2.0 million, respectively.

The board of directors approved amendments to the restricted stock plan during 1998 permitting deferral by participants of the receipt of restricted stock prior to the lapse of restrictions. Due to deferred compensation legislation passed in 2004, participants are no longer allowed to make voluntary deferral elections under the stock programs.

The compensation cost that has been included in income from continuing operations pertaining to both stock option and restricted stock plans was $4.6 million and $13.4 million for the six months ended June 30, 2006 and 2005, respectively. The corresponding total income tax benefit recognized in the income statement was $1.8 million and $5.0 million for the six months ended June 30, 2006 and 2005, respectively.

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

Note 12 – Business Segment Information

FHN has four business segments, Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, Retail/Commercial Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing, and correspondent services. On March 1, 2006, FHN sold its national merchant processing business. The divestiture was accounted for as a discontinued operation which is included in the Retail/Commercial Banking segment. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets securities activities, equity research, investment banking and structured finance. The Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, funds management and venture capital. Periodically, FHN adapts its segments to reflect changes in expense allocations between segments. Previously reported amounts are reclassified to agree with current presentation. Effective January 1, 2006, FHN adopted SFAS No. 123-R and retroactively applied the provisions of the standard. Accordingly, results for prior periods have been adjusted to reflect expensing of share-based compensation.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
Total Consolidated
Net interest income	$253,598	$241,608	$499,319	$469,055
Provision for loan losses	18,653	15,786	36,452	28,895
Noninterest income	331,987	320,113	537,731	642,991
Noninterest expense	419,986	406,222	863,201	790,759
Pre-tax Income	146,946	139,713	137,397	292,392
Provision for income taxes	43,013	43,567	30,054	93,431
Income from continuing operations	103,933	96,146	107,343	198,961
Income from discontinued operations, net of tax	376	3,858	210,649	6,873
Income before cumulative effect	104,309	100,004	317,992	205,834
Cumulative effect of changes in
accounting principle, net of tax	-	-	1,345	-
Net income	$104,309	$100,004	$319,337	$205,834
Average assets	$38,494,898	$36,282,202	$38,094,435	$35,192,874

Retail/Commercial Banking
Net interest income	$230,725	$211,294	$455,594	$409,947
Provision for loan losses	18,361	15,667	36,387	28,736
Noninterest income	111,827	99,830	218,320	200,689
Noninterest expense	211,873	192,738	427,428	372,488
Pre-tax income	112,318	102,719	210,099	209,412
Provision for income taxes	29,193	31,029	57,092	64,886
Income from continuing operations	83,125	71,690	153,007	144,526
Income from discontinued operations, net of tax	376	3,858	210,649	6,873
Income before cumulative effect	83,501	75,548	363,656	151,399
Cumulative effect of changes in
accounting principle, net of tax	-	-	522	-
Net income	$83,501	$75,548	$364,178	$151,399
Average assets	$23,142,541	$20,949,717	$23,094,131	$20,374,873
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
Mortgage Banking
Net interest income	$25,052	$37,886	$50,467	$71,134
Provision for loan losses	292	119	65	159
Noninterest income	114,020	117,740	208,724	240,315
Noninterest expense	109,581	113,584	235,280	223,484
Pre-tax Income	29,199	41,923	23,846	87,806
Provision for income taxes	10,042	15,007	7,928	31,465
Income before cumulative effect	19,157	26,916	15,918	56,341
Cumulative effect of changes in
accounting principle, net of tax	-	-	414	-
Net Income	$19,157	$26,916	$16,332	$56,341
Average assets	$6,632,652	$6,299,059	$6,420,777	$5,982,688

Capital Markets
Net interest expense	$(4,529)	$(9,412)	$(10,092)	$(14,637)
Noninterest income	100,993	100,218	199,896	196,645
Noninterest expense	80,553	82,757	166,932	164,570
Pre-tax income	15,911	8,049	22,872	17,438
Provision for income taxes	7,023	2,161	8,768	6,210
Income before cumulative effect	8,888	5,888	14,104	11,228
Cumulative effect of changes in
accounting principle, net of tax	-	-	179	-
Net income	$8,888	$5,888	$14,283	$11,228
Average assets	$5,187,620	$5,653,918	$5,028,575	$5,525,978

Corporate
Net interest income	$2,350	$1,840	$3,350	$2,611
Noninterest income/(expense)	5,147	2,325	(89,209)	5,342
Noninterest expense	17,979	17,143	33,561	30,217
Pre-tax loss	(10,482)	(12,978)	(119,420)	(22,264)
Income tax benefit	(3,245)	(4,630)	(43,734)	(9,130)
Loss before cumulative effect	(7,237)	(8,348)	(75,686)	(13,134)
Cumulative effect of changes in
accounting principle, net of tax	-	-	230	-
Net loss	$(7,237)	$(8,348)	$(75,456)	$(13,134)
Average assets	$3,532,085	$3,379,508	$3,550,952	$3,309,335
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

Derivative instruments are recorded on the Consolidated Condensed Statements of Condition as other assets or other liabilities measured at fair value. Fair value is defined as the amount FHN would receive or pay in the market to replace the derivatives as of the valuation date. Fair value is determined using available market information and appropriate valuation methodologies. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, is recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings. For freestanding derivative instruments, changes in fair value are recognized currently in earnings. Cash flows from derivative contracts are reported as operating activities on the Consolidated Condensed Statements of Cash Flows.

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

Note 13 – Derivatives (continued)

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.8 billion and $.2 billion on June 30, 2006 and 2005, respectively. The balance sheet impacts of the related derivatives were net assets of $7.8 million on June 30, 2006, and net liabilities of $.8 million on June 30, 2005.

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

Prior to the adoption of SFAS No. 156, First Horizon Home Loans hedged the changes in MSR value attributable to changes in the benchmark interest rate (10-year LIBOR swap rate).  The vast majority of MSR routinely qualified for hedge accounting. For purposes of measuring effectiveness of the hedge, time decay and recognized net interest income, including changes in value attributable to changes in spot and forward prices, if applicable, were excluded from the change in value of the related derivatives. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio were designated to specific risk tranches of servicing.   Hedges were reset at least monthly and more frequently, as needed, to respond to changes in interest rates or hedge composition.  Generally, a coverage ratio approximating 100 percent was maintained on hedged MSR.  Prior to acquiring a new hedge instrument, First Horizon Home Loans performed a prospective evaluation of anticipated hedge effectiveness by reviewing the historical regression between the underlying index of the proposed hedge instrument and the mortgage rate.  At the end of each hedge period, the change in the fair value of the hedged MSR asset due to the change in benchmark interest rate was calculated and became a historical data point.  Retrospective hedge effectiveness was determined by performing a regression analysis of all collected data points over a rolling 12-month period.  Effective hedging under SFAS No. 133 resulted in adjustments to the recorded value of the MSR.  These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, were included as a component of servicing income in mortgage banking noninterest income. MSR subject to SFAS No. 133 hedges totaled $1.0 billion on June 30, 2005. The balance sheet impact of the related derivatives was a net asset of $130.6 million on June 30, 2005. The following table summarizes certain information related to mortgage banking hedging activities for the three and six month periods ended June 30:

Note 13 – Derivatives (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
Warehouse loans
Fair value hedge ineffectiveness net (losses)/gains	$ (6,764)	$ 3,856	$ (10,391)	$ 1,575

Mortgage servicing rights
Fair value hedge ineffectiveness net gains	N/A**	5,702	N/A**	4,871
Net gains excluded from assessment of effectiveness*	N/A**	4,092	N/A**	12,438
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

Capital Markets

Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital Markets also enters into interest rate contracts, including options, caps, swaps, futures and floors for its customers. In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets are recorded on the balance sheet as other assets and any liabilities are recognized as other liabilities. Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through the Senior Credit Policy Committee.

In fourth quarter 2005, Capital Markets utilized a forward contract as a cash flow hedge of the risk of change in the fair value of a forecasted sale of certain loans. In 2006, $77 thousand of net losses which were recorded in other comprehensive income on December 31, 2005, were recognized in earnings. The amount of SFAS No. 133 hedge ineffectiveness related to this cash flow hedge was immaterial.

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

Note 13 – Derivatives (continued)

contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest income.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $60.8 million and $211.5 million on June 30, 2006 and 2005, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was a liability of $1.7 million and $1.0 million on June 30, 2006 and 2005, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion and $.9 billion on June 30, 2006 and 2005, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $56.0 million in other liabilities on June 30, 2006, and was $26.9 million in other assets and $1.6 million in other liabilities on June 30, 2005. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has determined that derivative transactions used in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities did not qualify for hedge accounting under the shortcut method. As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the long haul method, that accounting cannot be applied retroactively. FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period. In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in current earnings. FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the long haul method. For the period of time during first quarter 2006 that these hedge relationships were not redesignated under SFAS No. 133, the swaps were measured at fair value with gains or losses included in current earnings. FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt. The balance sheet impact of these swaps was $33.1 million in other liabilities on June 30, 2006, and was $.8 million in other assets and $2.5 million in other liabilities on June 30, 2005. There was no ineffectiveness related to these swaps.

In first quarter 2006, FHN utilized an interest rate swap as a cash flow hedge of the interest payment on floating-rate bank notes with a maturity in first quarter 2009. The balance sheet impact of this swap was $.9 million net of tax, recognized in other comprehensive income. There was no ineffectiveness related to this swap.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

FHN is a national financial services institution. From a small community bank chartered in 1864, FHN has grown to be one of the 30 largest bank holding companies in the United States in terms of asset size.

Over 12,000 employees provide a broad array of financial services to individual and business customers through hundreds of offices located in 46 states.

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

•

Mortgage Banking helps provide home ownership through First Horizon Home Loans, which operates offices in 44 states and is one of the top 15 mortgage servicers and top 25 originators of mortgage loans to consumers. This segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.

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

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and six-month periods ended June 30, 2006, compared to the three-month and six-month periods ended June 30, 2005. To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report. Additional information including the 2005 financial statements, notes, and MD&A is provided in the 2005 Annual Report.

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

FINANCIAL SUMMARY (Comparison of Second Quarter 2006 to Second Quarter 2005)

FINANCIAL HIGHLIGHTS

Earnings for second quarter 2006 were $104.3 million or $.82 per diluted share. Earnings for second quarter 2005 were $100.1 million or $.77 per diluted share.

Business operations reflected continued strong growth within Retail/Commercial Banking, with loan growth of 19 percent and an 11 percent increase in deposits – growth achieved through national expansion and through FHN’s Tennessee franchise. Capital Markets continues to grow noninterest income from products other than fixed income as these revenues experienced a 33 percent increase this quarter compared to second quarter 2005. Mortgage Banking continued to be impacted by the flattening of the yield curve as an additional 122 basis points of compression on the warehouse spread contributed to a 34 percent decrease in net interest income. Mortgage Banking origination revenues increased as margins on loans sold improved and servicing fees increased reflecting mortgage servicing portfolio growth; however, servicing hedging activity and run-off of MSR values negatively impacted net servicing revenues this quarter.

Return on average shareholders’ equity and return on average assets were 17.4 percent and 1.09 percent, respectively, for second quarter 2006. Return on average shareholders’ equity and return on average assets were 18.8 percent and 1.11 percent, respectively, for second quarter 2005. Total assets were $37.5 billion and shareholders’ equity was $2.4 billion on June 30, 2006, compared to $37.2 billion and $2.2 billion, respectively, on June 30, 2005.

BUSINESS LINE REVIEW

Retail/Commercial Banking

Total revenues for Retail/Commercial Banking increased 10 percent to $342.5 million for second quarter 2006 compared to $311.2 million for second quarter 2005.

Net interest income increased 9 percent to $230.7 million in second quarter 2006 from $211.4 million in second quarter 2005 as earning assets grew 11 percent, or $2.1 billion. Loans grew 19 percent or $3.4 billion while loans held for sale decreased 72 percent or $1.3 billion and deposits increased 11 percent or $1.2 billion over second quarter 2005. The Retail/Commercial Banking net interest margin was 4.27 percent in second quarter 2006 compared to 4.25 percent in first quarter 2006 and 4.34 percent in the second quarter of last year.

Noninterest income increased 12 percent to $111.8 million in second quarter 2006 from $99.8 million in second quarter 2005. In second quarter 2005, noninterest income was reduced by $5.2 million resulting from a write-off of the net capitalized expenses on HELOC held for sale that prepaid faster than anticipated. Fees from deposit transactions and cash management increased 8 percent or $3.3 million compared to second quarter 2005 due to deposit growth and pricing initiatives.

Provision for loan losses increased to $18.3 million in second quarter 2006 from $15.7 million last year, primarily reflecting loan growth and a trend away from the recently experienced low levels of net charge-offs.

Noninterest expense was $211.9 million in second quarter 2006 compared to $192.8 million last year. A previously identified pool of construction loans in which certain misrepresentations had been made experienced deterioration this quarter which resulted in a $7.9 million negative impact on noninterest expense. In addition, noninterest expense has increased $8.6 million due to national businesses within Retail/Commercial Banking.

Pre-tax income for Retail/Commercial Banking increased 9 percent to $112.3 million for second quarter 2006, compared to $102.7 million for second quarter 2005.

Mortgage Banking

Total revenues for Mortgage Banking were $139.1 million in second quarter 2006 compared to $155.6 million in second quarter 2005.

Net interest income decreased 34 percent to $25.1 million in second quarter 2006 from $37.9 million in second quarter 2005. The flattening of the yield curve resulted in compression of the spread on the warehouse, which was 1.44 percent in second quarter 2006 compared to 2.66 percent for the same period in 2005. Additionally, an 11 percent decrease in the warehouse negatively impacted net interest income.

Noninterest income decreased to $114.0 million in second quarter 2006 compared to $117.7 million in second quarter 2005. Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and mortgage servicing rights (MSR) net hedge gains or losses. Mortgage servicing noninterest income prior to the adoption of SFAS No. 156 in first quarter 2006 was net of amortization, impairment and other expenses related to MSR and related hedges. Subsequent to the adoption of SFAS No. 156, mortgage servicing noninterest income reflects the change in fair value of MSR combined with hedging results, whether positive or negative.

Noninterest income from mortgage origination and servicing activities both increased this year over second quarter of last year. Net revenue from mortgage loans sold increased 12 percent to $107.4 million from $95.7 million in second quarter 2005 as margins on loans sold improved 24 basis points while loans delivered into the secondary market decreased 15 percent to $7.4 billion. Total mortgage servicing fees increased 17 percent to $80.2 million from $68.4 million primarily reflecting mortgage servicing portfolio growth of 9 percent to $99.3 billion on June 30, 2006. Servicing fees also benefited from an increase in the mix of higher fee products and a reduction in a negative impact from prepayments.

Servicing hedging activities and run-off of MSR values negatively impacted net servicing revenues this quarter with a net loss of $2.5 million as compared to a gain of $18.0 million a year ago. Specifically, significant flattening of the yield curve reduced net interest income derived from swaps utilized to hedge MSR. Consequently, the cost of hedging MSR increased significantly in second quarter 2006 compared to second quarter 2005. Additionally, although overall prepayments declined with lower refinance activity, this benefit was offset by the fact that MSR that prepaid this quarter were more valuable than a year ago; the MSR value due to runoff negatively impacted servicing revenue by $72.3 million in second quarter 2006 compared to $68.1 million last year. Trading asset performance and reduced option expense resulted in a $5.9 million increase in servicing income compared to 2005.

Other noninterest income decreased $8.4 million due in part to a deferred compensation plan which decreased $3.7 million from second quarter 2005. This decline in revenue was matched by a corresponding $3.8 million decrease in noninterest expense associated with this plan.

Noninterest expense decreased 4 percent or $4.0 million to $109.6 million in second quarter 2006 compared to $113.6 million in second quarter 2005. Contributing to this decrease are reductions in deferred compensation costs, discretionary spending and consolidation of certain back office functions.

Mortgage Banking had pre-tax income of $29.2 million for second quarter 2006, compared to $41.9 million for second quarter 2005.

Capital Markets

Total revenues for Capital Markets were $96.5 million in second quarter 2006 compared to $90.8 million in second quarter 2005.

Revenues from fixed income sales decreased 18 percent to $41.8 million in second quarter 2006 compared to $50.8 million in second quarter 2005 reflecting the challenging operating environment experienced since the Fed began raising interest rates in second quarter 2004. Revenues from other products were $62.2 million in second quarter 2006, an increase of $15.6 million, or 33 percent, from second quarter 2005. Revenues from other products include fee income from activities such as loan sales, investment banking, structured finance, equity research, portfolio advisory and the sale of bank-owned life insurance. These other sources of revenue represented 60 percent of total product revenues in second quarter 2006 compared to 48 percent in second quarter 2005. The increase from second quarter 2005 was primarily due to increased fees from investment banking and structured finance activities. Other non-product revenues relating to a deferred compensation plan decreased $5.6 million from second quarter 2005. This decline in revenue was offset by a related $5.8 million decrease in noninterest expense associated with this plan.

Net interest expense improved $4.9 million in second quarter 2006 compared to second quarter 2005 primarily due to improved execution that decreased nonearning assets.

Noninterest expense was $80.5 million in second quarter 2006 compared to $82.8 million in second quarter 2005. This decline was primarily due to a $5.8 million decrease related to the deferred compensation plan mentioned above. This decline was partially offset by an increase in variable compensation expense associated with the increase in revenues.

Capital Markets pre-tax earnings were $16.0 million in second quarter 2006 compared to $8.0 million in second quarter 2005.

Corporate

The Corporate segment’s results yielded a pre-tax loss of $10.5 million in second quarter 2006 compared to a pre-tax loss of $12.9 million in second quarter 2005. The second quarter 2006 results include $2.9 million of net securities gains primarily due to the sale of MasterCard Inc. securities as MasterCard’s initial public offering was completed this quarter.

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) increased 4 percent to $585.6 million in second quarter 2006 from $561.8 million in 2005. Noninterest income was $332.0 million in second quarter 2006 compared to $320.1 million in 2005, and net interest income was $253.6 million in 2006 compared to $241.7 million in 2005. A more detailed discussion of the major line items follows.

NET INTEREST INCOME

Net interest income increased 5 percent to $253.6 million as earning assets grew 7 percent to $33.9 billion and interest-bearing liabilities grew 7 percent to $29.0 billion in second quarter 2006.

The activity levels and related funding for FHN’s mortgage production and servicing and capital markets activities affect the net interest margin. These activities typically produce different margins than traditional banking activities. Mortgage production and servicing activities can affect the overall margin based on a number of factors, including the shape of the yield curve, the size of the mortgage warehouse, the time it takes to deliver loans into the secondary market, the amount of custodial balances, and the level of MSR. Capital markets activities tend to compress the margin because of its strategy to reduce market risk by economically hedging a portion of its inventory on the balance sheet. As a result of these impacts, FHN’s consolidated margin cannot be readily compared to that of other bank holding companies.

The consolidated net interest margin was 3.00 percent for second quarter 2006 compared to 3.06 percent for second quarter 2005. This compression in the margin occurred as the net interest spread decreased to 2.34 percent from 2.66 percent in 2005 while the impact of free funding increased from 40 basis points to 66 basis points. The decline in margin is attributable to a flatter yield curve, which decreased spread on the warehouse by 122 basis points to 1.44 percent.

Table 1 - Net Interest Margin

	Three Months Ended
	June 30
	2006	2005
Consolidated Yields and Rates:
Loans, net of unearned income	7.37%	5.98%
Loans held for sale	6.56	6.20
Investment securities	5.53	4.33
Capital markets securities inventory	5.41	4.39
Mortgage banking trading securities	10.20	12.63
Other earning assets	4.72	2.61
Yields on earning assets	6.83	5.56
Interest-bearing core deposits	2.90	1.92
Certificates of deposits $100,000 and more	4.98	3.06
Federal funds purchased and securities sold under agreements to repurchase	4.68	2.71
Capital markets trading liabilities	5.84	5.20
Commercial paper and other short-term borrowings	4.97	3.18
Long-term debt	5.46	3.71
Rates paid on interest-bearing liabilities	4.49	2.90
Net interest spread	2.34	2.66
Effect of interest-free sources	.66	.40
FHN - NIM	3.00%	3.06%

In the near-term, a modest compression of the net interest margin is expected as flattening in the yield curve generally has an unfavorable impact on net interest margin, primarily from narrower spreads on the mortgage warehouse.

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

Origination income includes origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized net present value of MSR, and the value recognized on loans in process including results from hedging. Origination fees, net of costs (including incentives and other direct costs), are deferred and included in the basis of the loans in calculating gains and losses upon sale. Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. A portion of the gain or loss is recognized at the time an interest rate lock commitment is made to the customer. Origination income increased 12 percent to $107.4 million from $95.7 million in second quarter 2005 as margins on loans sold improved 24 basis points while loans delivered into the secondary market decreased 15 percent to $7.4 million.

Servicing income includes servicing fees and net gains or losses from hedging MSR. Prior to the adoption of SFAS No. 156 in first quarter 2006, mortgage servicing noninterest income was net of amortization, impairment and other expenses related to MSR and related hedges. Subsequent to the adoption of SFAS No. 156, mortgage servicing noninterest income reflects the change in fair value of the MSR asset combined with net hedging results, whether positive or negative. First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies). Total mortgage servicing fees increased 17 percent to $80.2 million from $68.4 million primarily reflecting mortgage servicing portfolio growth of 9 percent to $99.3 billion on June 30, 2006. Servicing fees also benefited from an increase in the mix of higher fee products and a reduction in a negative impact from prepayments.

Servicing hedging activities and run-off of MSR values negatively impacted net servicing revenues this quarter with a net loss of $2.5 million as compared to a gain of $18.0 million a year ago. Specifically, significant flattening of the yield curve reduced net interest income derived from swaps utilized to hedge MSR. Consequently, the cost of hedging MSR increased significantly in second quarter 2006 compared to second quarter 2005. Additionally, although overall prepayments declined with lower refinance activity, this benefit was offset by the fact that MSR that prepaid this quarter were more valuable than a year ago; the MSR value due to runoff negatively impacted servicing revenue by $72.3 million in second quarter 2006 compared to $68.1 million last year. Trading asset performance and reduced option expense resulted in a $5.9 million increase in servicing income compared to 2005.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method which provide ancillary activities to mortgage banking and fees from retail construction lending.

Table 2 - Mortgage Banking Noninterest Income

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30		Change		June 30		Change
(Dollars in thousands and volumes in millions)	2006	2005	(%)		2006	2005	(%)
Noninterest income:
Origination income	$107,392	$95,676	12.2	+	$179,731	$195,640	8.1	-
Servicing income	(727)	6,295	NM		9,990	20,062	50.2	-
Other	6,783	7,021	3.4	-	12,542	12,053	4.1	+
Total mortgage banking noninterest income	$113,448	$108,992	4.1	+	$202,263	$227,755	11.2	-
Refinance originations	$2,504.9	$3,545.4	29.3	-	$5,297.4	$7,133.1	25.7	-
Home-purchase originations	4,977.2	5,980.4	16.8	-	9,049.4	10,011.0	9.6	-
Mortgage loan originations	$7,482.1	$9,525.8	21.5	-	$14,346.8	$17,144.1	16.3	-
Servicing portfolio	$99,304.4	$90,822.9	9.3	+	$99,304.4	$90,822.9	9.3	+

Capital Markets Noninterest Income

Capital markets noninterest income, the major component of revenue in the Capital Markets segment, is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including investment banking, structured finance, loans sales, portfolio advisory and equity research activities. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. Inventory is hedged to protect against movements in fair value due to changes in interest rates.

Revenues from fixed income sales decreased $9.0 million compared to second quarter 2005 reflecting the challenging operating environment experienced since the Fed began raising interest rates in second quarter 2004. Revenues from other fee sources increased $16.4 million primarily due to increased fees from investment banking and structured finance activities.

Table 3 - Capital Markets Noninterest Income

	Three Months Ended				Six Months Ended
	June 30		Growth		June 30		Growth
(Dollars in thousands)	2006	2005	Rate (%)		2006	2005	Rate (%)
Noninterest income:
Fixed income	$41,843	$50,818	17.7	-	$92,445	$113,838	18.8	-
Other product revenue	60,322	43,971	37.2	+	102,578	76,113	34.8	+
Total capital markets noninterest income	$102,165	$94,789	7.8	+	$195,023	$189,951	2.7	+

Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income

Other noninterest income includes deposit transactions and cash management fees, insurance commissions, revenue from loan sales and securitizations, trust services and investment management fees, net securities gains and losses and other noninterest income. Second quarter 2006 noninterest income included $2.9 million of net securities gains. Deposit transactions and cash management fees increased $3.3 million or 8 percent, reflecting deposit growth and pricing initiatives. Other noninterest income decreased $6.4 million reflecting a decline of $9.4 million in other revenues related to deferred compensation plans which was offset by a related decrease in noninterest expense associated with these plans.

NONINTEREST EXPENSE

Total noninterest expense for second quarter 2006 increased 3 percent to $420.0 million from $406.3 million in 2005. Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased 1 percent to $245.9 million from $244.1 million in 2005 primarily due higher expenses associated with national expansion initiatives offset by a decrease in expense related to deferred compensation plans for which, as discussed above, there was a corresponding decline in revenue. All other noninterest expense increased 7 percent, or $11.9 million, which included a $7.9 million negative impact from a previously identified pool of construction loans in which certain misrepresentations had been made which experienced deterioration this quarter.

INCOME TAXES

The effective tax rate for second quarter 2006 was 29 percent reflecting the sale of stock in Global Card Services, Inc., a wholly-owned subsidiary. As a result, tax benefits of $4.2 million were recognized associated with the difference between the tax basis and net proceeds from the sale. See Note 2 – Acquisitions/Divestitures for additional information.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses was $18.6 million in second quarter 2006 compared to $15.8 million in second quarter 2005, reflecting loan growth and a trend away from the recently low levels of net charge-offs. The net charge-off ratio was 26 basis points in second quarter 2006 compared to 23 basis points in second quarter 2005 as net charge-offs grew to $13.8 million from $10.3 million during a period of strong loan growth.

Table 4 - Net Charge-off Ratios *

	Three Months Ended
	June 30
	2006	2005
Commercial	.32%	.20%
Retail real estate	.13	.16
Other retail	1.97	.66
Credit card receivables	2.96	3.94
Total net charge-offs	.26	.23
* Table 6 provides information on the relative size of each loan portfolio.

Nonperforming loans in the loan portfolio were $61.4 million on June 30, 2006, compared to $39.8 million on June 30, 2005. The ratio of nonperforming loans in the loan portfolio to total loans was 28 basis points on June 30, 2006 and 22 basis points on June 30, 2005. The $21.6 million increase in nonperforming loans is mainly attributed to the deterioration of a single commercial credit in the retail commercial bank’s traditional lending market and certain misrepresented construction loans both of which have been written down to net realizable values. The remaining increase in nonperforming loans reflects a return to historical levels and loan growth. Nonperforming assets were $112.7 million on June 30, 2006, compared to $77.5 million on June 30, 2005. The nonperforming assets ratio was 45 basis points on June 30, 2006 and 36 basis points last year. In addition to the increase in nonperforming loans, foreclosed assets increased $9.2 million, which can be attributed to the growth and maturing of the retail loan portfolio. Foreclosed assets are either charged-off or written down to net realizable value at foreclosure. The nonperforming asset ratio was expected to experience some deterioration as the loan portfolio matured.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard. In total, potential problem assets were $153.3 million on June 30, 2006, compared to $107.1 million on June 30, 2005. This increase of $46.2 million is primarily due to the pool of misrepresented construction loans identified in 2005 and the loan portfolio’s return to historical levels of potential problem assets from the low levels experienced early in 2005. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

Table 5 - Asset Quality Information

	Second Quarter
(Dollars in thousands)	2006		2005
Allowance for loan losses:
Beginning balance on March 31	$195,011		$164,195
Provision for loan losses	18,653		15,786
Charge-offs	(17,518)		(13,642)
Recoveries	3,689		3,358
Ending balance on June 30	$199,835		$169,697
Reserve for off-balance sheet commitments	9,250		8,515
Total allowance for loan losses and reserve for off-balance sheet commitments	$209,085		$178,212
	June 30
	2006		2005
Retail/Commercial Banking:
Nonperforming loans	$61,358		$39,792
Foreclosed real estate	$24,425		18,647
Total Retail/ Commercial Banking	85,783		58,439
Mortgage Banking:
Nonperforming loans - held for sale	14,976		10,550
Foreclosed real estate	11,899		8,490
Total Mortgage Banking	26,875		19,040
Total nonperforming assets	$112,658		$77,479

Total loans, net of unearned income	$21,699,729		$18,428,561
Insured loans	(753,116)		(830,714)
Loans excluding insured loans	$20,946,613		$17,597,847
Foreclosed real estate from GNMA loans*	$24,253		$-
Potential problem assets**	153,333		107,076
Loans 30 to 89 days past due	78,447		71,371
Loans 30 to 89 days past due - guaranteed***	79		2,140
Loans 90 days past due	26,841		27,693
Loans 90 days past due - guaranteed***	619		5,458
Loans held for sale 30 to 89 days past due	34,194		40,462
Loans held for sale 30 to 89 days past due - guaranteed***	28,732		29,558
Loans held for sale 90 days past due	138,918		162,126
Loans held for sale 90 days past due - guaranteed***	135,910		159,758
Off-balance sheet commitments****	7,305,293		6,870,692
Allowance to total loans	.92%		.92%
Allowance to loans excluding insured loans	.95		.96
Allowance to nonperforming loans in the loan portfolio	326		426
Nonperforming assets to loans, foreclosed real estate and other assets
(Retail/ Commercial Banking)	.40		.32
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.03		.02
Allowance to annualized net charge-offs	3.61	x	4.13	x
*	Prior to 2006 properties acquired by foreclosure through GNMA’s repurchase program were classified as receivables in “Other assets” on the Consolidated Condensed Statements of Condition.
**	Includes past due loans.
***	Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
****	Amount of off-balance sheet commitments for which a reserve has been provided. In 2006, a reserve has been provided for unfunded credit card commitments.

Certain previously reported amounts have been reclassified to agree with current presentation.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

During second quarter 2006, earning assets consisted of loans, loans held for sale, investment securities, trading securities and other earning assets. Earning assets grew 7 percent and averaged $33.9 billion in second quarter 2006 compared to $31.6 billion in 2005, primarily due to loan growth.

LOANS

Average total loans increased 21 percent for second quarter 2006 to $21.4 billion from $17.8 billion in 2005. Average loans represented 63 percent of average earning assets in second quarter 2006 and 56 percent in 2005.

Commercial, financial and industrial loans increased 11 percent, or $675.8 million, since second quarter 2005 reflecting increased market share in Tennessee, expansion into other markets, the addition of middle market lending to the Atlanta, Dallas, and Virginia markets, and continued economic growth. Commercial construction loans grew 54 percent since second quarter 2005 or $834.2 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the continued expansion of the sales force, the addition of six markets and recent demand for single-family housing. Retail real estate residential loans increased 13 percent or $1.0 billion reflecting growing demand for second-lien mortgages. The retail real estate construction portfolio increased 54 percent or $707.3 million since second quarter 2005. Retail real estate construction loans are made to individuals for the purpose of constructing a home where FHN is committed to make the permanent mortgage. The increase in these loans reflects the recent housing market conditions and further penetration of our customer base. Additional loan information is provided in Table 6 – Average Loans.

FHN has a significant concentration in loans secured by real estate which is geographically diversified nationwide. In 2006, 66 percent of total loans are secured by real estate compared to 65 percent in 2005 (see Table 6). Three lending products have contributed to this level of real estate lending including significant levels of retail residential real estate which comprise 40 percent of total loans. The risk profile of the retail residential real estate portfolio remains stable reflecting a significant concentration of high credit score products. Also contributing to the level of real estate lending are commercial construction lending which comprises 11 percent of total loans and includes loans to single-family builders, and retail real estate construction loans which comprise 9 percent of total loans. Retail real estate construction loans are a one-time close product where First Horizon Home Loans provides construction financing and a permanent mortgage to individuals for the purpose of constructing a home. Upon completion of construction, the permanent mortgage is classified as held for sale and sold into the secondary market. FHN’s commercial real estate lending is well-diversified by product type and industry. On June 30, 2006, FHN did not have any concentrations of 10 percent or more of commercial, financial and industrial loans in any single industry.

Table 6 - Average Loans

	Three Months Ended June 30
		Percent	Growth		Percent
(Dollars in millions)	2006	of Total	Rate	2005	of Total
Commercial:
Commercial, financial and industrial	$ 6,570.3	31%	11.5%	$ 5,894.5	33%
Real estate commercial	1,259.4	6	15.9	1,086.3	6
Real estate construction	2,380.4	11	54.0	1,546.2	9
Total commercial	10,210.1	48	19.7	8,527.0	48
Retail:
Real estate residential	8,544.5	40	13.4	7,533.5	42
Real estate construction	2,028.5	9	53.5	1,321.2	8
Other retail	162.6	1.9		161.1	1
Credit card receivables	197.7	1	(17.5)	239.5	1
Real estate loans pledged against other collateralized borrowings	286.2	1	NM	-	-
Total retail	11,219.5	52	21.2	9,255.3	52
Total loans, net of unearned	$ 21,429.6	100%	20.5%	$ 17,782.3	100%

Commercial loan growth should be strong as a result of the national expansion of single-family residential construction lending and greater market demand for commercial and industrial loans. Year-over-year growth in retail loans will be primarily driven by the national sales platform.

LOANS HELD FOR SALE

Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, student loans, small issuer trust preferred securities and credit card receivables. The mortgage warehouse accounts for the majority of loans held for sale. Loans held for sale decreased 24 percent to $4.6 billion in 2006 from $6.1 billion in 2005. This decline is related to the lower demand for HELOC and first-lien mortgages, while second-lien mortgages and small issuer trust preferred securities held for sale increased. FHN continues to fund loan growth and maintain a stable liquidity position through whole-loan sales and securitizations.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits increased 10 percent to $13.1 billion in second quarter 2006 compared to $12.0 billion in 2005, primarily due to growth in Retail/Commercial Banking deposits reflecting market share gains in Tennessee markets, new market expansion and improved national cross-sell efforts. Short-term purchased funds averaged $16.0 billion for second quarter 2006, down 10 percent or $1.8 billion from second quarter 2005. In second quarter 2006, short-term purchased funds accounted for 47 percent of FHN’s total funding down from 55 percent second quarter 2005, which is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and long-term debt. Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings. Long-term debt averaged $5.2 billion in second quarter 2006 compared to $2.6 billion in second quarter 2005 (see Note 6 – Long-Term Debt for additional detail).

FINANCIAL SUMMARY (Comparison of first six months of 2006 to first six months of 2005)

Earnings were $319.3 million or $2.49 per diluted share for the six months ended June 30, 2006, including the impact of the divestiture of FHN’s national merchant processing business. Earnings were $205.9 million or $1.60 per diluted share for the six months ended June 30, 2005. For the six months ended June 30, 2006, return on average shareholders’ equity and return on average assets were 27.2 percent and 1.69 percent, respectively. Return on average shareholders’ equity and return on average assets were 19.8 percent and 1.18 percent, respectively, for the six months ended June 30, 2005.

Comparisons between reported earnings are directly and significantly affected by a number of factors that were present in 2006 but not present (or present to a much lesser degree) in 2005. FHN’s year-to-date performance in 2006 was impacted by the gain on the merchant divestiture, transactions through which the incremental capital provided by the divestiture was utilized, various other transactions, and accounting matters. The following discussion highlights these items:

On March 1, 2006, FHN sold its national merchant processing business for an after-tax gain of $209 million. This divestiture was accounted for as a discontinued operation, and accordingly, all periods presented were adjusted to exclude the impact of merchant operations from the results of continuing operations. In tandem with the merchant sale, FHN purchased 4 million shares of its common stock to minimize the potentially dilutive effect of the merchant divestiture on future earnings per share. Also included in results from continuing operations are securities losses of $77.4 million, predominantly related to repositioning approximately $2.3 billion of investment securities.

FHN determined that certain derivative transactions used in hedging strategies to manage interest rate risk did not qualify for hedge accounting under the “short cut” method, as have a number of other banks. As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the “long haul” method, that accounting method cannot be applied retroactively. FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period. In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in continuing operations. FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the “long haul” method.

Various other items impacted results from continuing operations. A pre-tax loss of $12.7 million was recognized from the sale of home equity lines of credit (HELOC) upon which the borrower had not drawn funds. The loss represents deferred loan origination costs, generally recognized over the life of the loan, which were recognized when the line of credit was sold. Mortgage banking experienced foreclosure losses and other expenses of $13.8 million related to nonprime mortgage loans. In addition, expenses associated with devaluing inventories, consolidating operations and closing offices, incremental expenditures on technology, and compensation expense related to early retirement, severance and retention were recognized in 2006 but will reduce costs and should improve performance going forward.

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

INCOME STATEMENT REVIEW

For the first six months of 2006, total revenues were $1,037.0 million, a decrease of 7 percent from $1,112.1 million in 2005. Noninterest income for the first six months of 2006 was $537.7 million and contributed 52 percent to total revenues as compared to $643.0 million, or 58 percent of total revenues in 2005.

Mortgage banking fee income decreased 11 percent to $202.3 million from $227.8 million. During this period, fees from the origination process decreased 8 percent to $179.7 million from $195.6 million for 2005 as loans sold into the secondary market decreased 12 percent. Additionally, mortgage loan originations decreased to $14.3 billion in 2006 from $17.1 billion in 2005 as refinance activity dropped 26 percent.

Total mortgage servicing fees increased 16 percent or $21.8 million to $158.1 million in 2006 from $136.3 million in 2005 reflecting 9 percent growth in the servicing portfolio. Servicing hedging activities and run-off of MSR values negatively impacted net servicing revenues in 2006 with a net loss of $4.9 million as compared to a net gain of $37.7 million in 2005. Specifically, significant flattening of the yield curve reduced net interest income derived from swaps utilized to hedge MSR. Consequently, the cost of hedging MSR increased in 2006 compared to 2005. Additionally, although overall prepayments declined with lower refinance activity, this benefit was offset by the fact that MSR that prepaid during 2006 were more valuable than a year ago; the MSR value due to runoff negatively impacted servicing revenue by $131.1 million in 2006 compared to $127.5 million last year. Trading asset performance and reduced option expense resulted in a $14.2 million increase in servicing income compared to 2005. See Table 2 – Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.

Fee income from capital markets increased 3 percent to $195.0 million from $190.0 million for 2005 primarily due to increased fees from investment banking and structured finance activities offset in part by a decline in fees from fixed income products. Deposit transactions and cash management fees increased 11 percent, or $8.0 million, to $80.8 million, reflecting deposit growth and pricing initiatives. Net securities losses of $77.4 million were primarily related to the restructuring of the investment portfolio in the first quarter 2006. Other noninterest income decreased 17 percent, or $13.4 million, to $64.8 million. Contributing to this decline was the negative $15.6 million cumulative impact of derivative transactions used in hedging strategies to manage interest rate risk that management determined did not qualify for hedge accounting under the “short cut” method.

Net interest income increased 6 percent to $499.3 million from $469.1 million for the first six months of 2006 while earning assets increased 10 percent to $33.5 billion from $30.5 billion in 2005. The year-to-date consolidated margin decreased to 2.99 percent in 2006 from 3.09 percent in 2005. The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first six months of 2006 increased 9 percent to $863.2 million from $790.8 million in 2005. Personnel expense increased $21.6 million or 4 percent in 2006 primarily due to national expansion initiatives in Retail/Commercial Banking. Early retirement, severance and retention costs also contributed to this increase. All other expense categories increased 17 percent or $50.8 million in 2006, which included incremental expense growth in the collectible coin business, losses due to certain misrepresentations within a previously identified pool of construction loans, occupancy expense, dividends on FTBNA perpetual preferred stock, nonprime mortgage loans, consolidating operations, closing offices, and technology. The provision for loan losses increased 26 percent to $36.4 million from $28.9 million in the first six months of 2005 reflecting loan growth and recent trends in net charge off levels.

BUSINESS LINE REVIEW

Retail/Commercial Banking

Total revenues for the six-month period were $673.9 million, an increase of 10 percent from $610.7 million in 2005. Net interest income increased 11 percent, or $45.6 million as earning assets grew 14 percent. Noninterest income increased 9 percent, or $17.6 million primarily due to increased fees from deposit transactions and cash management which increased $8.0 million in 2006. In 2005, noninterest income was reduced by $6.8 million resulting from a write-off of the net capitalized expenses on HELOC held for sale that prepaid faster than anticipated. Provision for loan losses increased 27 percent in 2006 to $36.3 million from $28.8 million as the loan portfolio has grown by 21 percent compared to the first six months of 2005. Total noninterest expense for the six-month period increased 15 percent to $427.5 million from $372.5 million in 2005. The increase in noninterest expense was impacted by costs associated with the coin inventory valuation and closing of retail sites; incremental costs associated with national businesses; losses due to certain misrepresentations within a previously identified pool of construction loans; consolidation of remittance processing operations and office closing; and early retirement and severance costs. For the first six months of 2006, pre-tax income increased to $210.1 million from $209.4 million in 2005.

Mortgage Banking

Total revenues for the six-month period were $259.2 million, a decrease of 17 percent from $311.4 million in 2005. During this period, fees from the origination process decreased $15.9 million while net servicing income declined $10.0 million. See Table 2 – Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels. Total noninterest expense for the six-month period increased 5 percent to $235.3 million from $223.5 million in 2005. Total noninterest expense increased primarily due to unusually high level of losses associated with the nonprime origination business and costs associated with branch closings, including lease abandonment and severance expenses. For the first six months of 2006 pre-tax income decreased 73 percent to $23.8 million from $87.8 million in 2005.

Capital Markets

Total revenues for the six-month period were $189.8 million, an increase of 4 percent from $182.0 million in 2005. Total noninterest expense for the six-month period was stable compared to 2005. For the first six months of 2006 pre-tax income increased 31 percent to $22.9 million from $17.4 million in 2005.

Corporate

For the first six months of 2006, Corporate had a pre-tax loss of $119.4 million compared to a pre-tax loss of $22.2 million in 2005. Included in 2006 were net securities losses of $77.4 million primarily related to the restructuring of the investment portfolio in first quarter 2006. Also impacting 2006 was the negative $15.6 million cumulative impact of derivative transactions used in hedging strategies to manage interest rate risk that management determined did not qualify for hedge accounting under the “short cut” method and an increase of $4.9 million related to dividend expense on $300 million of FTBNA’s noncumulative perpetual preferred stock.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders’ equity increased 13 percent in second quarter 2006 to $2.4 billion from $2.1 billion, reflecting internal capital generation. Period-end shareholders’ equity was $2.4 billion on June 30, 2006, up 10 percent from June 30, 2005. This increase in shareholders’ equity came principally from retention of net income after dividends and the effects of stock repurchases and option exercises. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders. In order to maintain FHN’s excess capital to well-capitalized status while sustaining strong balance sheet growth, First Tennessee Bank National Association (FTBNA) has issued approximately $250 million of subordinated notes which qualify as Tier 2 capital under the risk-based capital guidelines since March 31, 2005.

In first quarter 2006, FHN entered into an agreement with Goldman Sachs & Co. to purchase four million shares of FHN common stock in connection with an accelerated share repurchase program under an existing share repurchase authorization. This share repurchase program was concluded for an adjusted purchase price of $165.1 million in second quarter 2006. The share repurchase was funded with a portion of the proceeds from the merchant processing sale. The divestiture of merchant operations is not expected to have a material impact on future capital resources.

Table 7 - Issuer Purchases of Equity Securities

(Volume in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
2006
April 1 to April 30	-	-	-	30,509
May 1 to May 31	-	-	-	30,509
June 1 to June 30	11	40.06	11	30,498
Total	11	$40.06	11
Compensation Plan Programs:
-

A consolidated compensation plan share purchase program was approved on July 20, 2004, and was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On June 30, 2006, the maximum number of shares that may yet be purchased under the program was 28.8 million shares.

Other Programs:
-

A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16, 2001, it was announced that FHN’s board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004. On October 19, 2004, the board of directors extended the authorization until December 31, 2007. On June 30, 2006, the maximum number of shares that may yet be purchased under the program was 1.7 million shares.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of June 30, 2006, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7 – Regulatory Capital.

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

Core deposits are a significant source of funding and have been a stable source of liquidity for banks. These deposits are insured by the Federal Deposit Insurance Corporation to the extent authorized by law. For second quarter 2006 and 2005, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 161 percent and 149 percent, respectively. As loan growth currently exceeds core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position. One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations. During first quarter 2006, FHN sold loans through an on-balance sheet securitization, which is structured as a financing for accounting purposes. FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

FTBNA also has the ability to enhance its liquidity position by issuing preferred equity or incurring other debt. FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings, debt offerings and equity offerings in its management of liquidity.

FTBNA has a bank note program providing additional liquidity of $5.0 billion. This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes. On June 30, 2006, $2.6 billion was available under current conditions through the bank note program as a funding source.

Liquidity has also been obtained through FTBNA’s issuance of 300,000 shares of noncumulative perpetual preferred stock which provided approximately $295 million additional capital. In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN’s junior subordinated debentures through two Delaware business trusts wholly owned by FHN and through preferred stock issued by an indirect wholly-owned subsidiary of FHN ($45.3 million on June 30, 2006).

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the six month periods ending June 30, 2006 and 2005. For the six months ending June 30, 2006, significant cash flows from investing activities included the sale of $2.3 billion investment securities and the subsequent purchase of $2.9 billion investment securities as the portfolio was repositioned in response to the current interest rate environment. Cash flows from financing activities reflect a decrease of $1.7 billion in deposits, primarily from certificates of deposit greater than $100,000, as long term borrowings, which increased $2.2 billion, were utilized to fund the balance sheet. Also included in cash flows from financing activities is a decrease of $165.6 million related to the share repurchase. The impact to cash flows from loan growth was offset by a decrease in loans held for sale. The cash flows from the merchant divestiture, which was accounted for as a discontinued operation, are included in the consolidated results. The sale resulted in a $421.8 million increase in cash and cash equivalents, of which $208.6 million, the gain on the sale, is included in net income. The divestiture of merchant operations is not expected to have a material impact on future liquidity. In 2005, net cash flows from operating activities were negative reflecting an increase in loans held for sale. Growth in deposits and short term borrowings comprised a significant portion of FHN’s positive cash flows from financing activities in 2005, and these funds were utilized to meet the liquidity needs related to the strong loan growth that was reflected in negative cash flows from investing activities. In addition, the issuance of preferred stock by FTBNA contributed to positive cash flows from financing activities in 2005. Negative cash flows from investing activities also resulted from a larger investment portfolio due to balance sheet repositioning in 2005.

Parent company liquidity is maintained by cash flows from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the SEC, FHN, as of June 30, 2006, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million. In addition, $50 million of borrowings under unsecured lines of credit from non-affiliated banks were available to the parent company to provide for general liquidity needs.

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

FHN’s use of government agencies as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry. During second quarter 2006, $3.8 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Certain of FHN’s originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through government agencies. FHN pools and securitizes these non-conforming loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for FHN and other participants in the housing industry to monetize these assets. On June 30, 2006, the outstanding principal amount of loans in these off-balance sheet business trusts was $22.7 billion. Given the significance of FHN’s origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

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

First Horizon Home Loans engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by an independent third party: a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On June 30, 2006 and 2005, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

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

MSR subject to SFAS No. 133 hedges totaled $1.0 billion on June 30, 2005. Related derivative net assets were $130.6 million on June 30, 2005. Pursuant to SFAS No. 133, the basis in MSR that qualify for hedge accounting are adjusted for the impact of hedge performance in net servicing income. Included in servicing income in mortgage banking noninterest income for second quarter 2005 was a net gain of $5.7 million, representing fair value hedge ineffectiveness and a net gain of $4.1 million, representing derivative gains from net interest income on swaps, net of time decay, which was excluded from the assessment of hedge effectiveness.

With the adoption of SFAS No. 156, First Horizon Home Loans no longer evaluates prospective or retrospective hedge performance for qualification as a SFAS No. 133 hedge. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. Changes in the value of the hedges continue to be recognized as a component of net servicing income in mortgage banking noninterest income. Successful economic hedging will help minimize earnings volatility that may result when carrying MSR at fair value.

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

Actual vs. Estimated Prepayment Assumptions

As discussed above, the estimate of the cash flow components of net servicing income associated with MSR requires management to make several critical assumptions based upon current market and loan production data, including prepayment speeds, discount rate, cost to service and float income. Inherent in estimating such assumptions are uncertainties associated with the mortgage banking business (primarily, the change in market interest rates which vary significantly due to multiple economic and non-economic factors) as well as the composition of the MSR portfolio, which is not static and changes significantly based upon the production and sale of new loans, customer prepayment experience and other factors. As a result, the estimated assumptions used to value MSR – particularly the estimate of prepayment speeds – can vary significantly from actual experience, resulting in the recognition of additional losses in current earnings. Table 8 provides a summary of actual and estimated weighted average prepayment speeds used in determining the estimated fair value of MSR for the quarters ended June 30, 2006 and 2005.

Each month the actual cash flows of the last 12 months from the total servicing portfolio are compared with the expected cash flow assumptions. Although actual cash flows of individual components differ from expected cash flows, the difference for overall cash flows from the entire servicing portfolio for each of the 12-month periods ending June 30, 2006 and 2005 was negligible.

While actual runoff rates tend to lag interest rate changes, fair values generally respond immediately to changes in the prevailing interest rate environment. FHN’s valuation model incorporates all current market drivers when generating future cash flow estimates. To the extent that reductions in future cash flows are not completely hedged using derivative instruments, losses may be incurred. Actual runoff in excess of anticipated runoff reduces the MSR fair value as of June 30, 2006, through paydowns and reduces the carrying value of MSR as of June 30, 2005, through impairment charges. There were $23.5 million of impairment charges in second quarter 2005.

 Table 8 - Mortgage Banking Prepayment Assumptions

	Three Months Ended
	June 30
	2006	2005
Prepayment speeds
Actual	18.3%	25.3%
Estimated*	13.3	21.3
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

Estimating the cash flow components and the resultant fair value of the interest-only certificates requires First Horizon Home Loans to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by First Horizon Home Loans to estimate the fair value of interest-only certificates include prepayment speeds and discount rates, as discussed above. First Horizon Home Loans’ interest-only certificates are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of mortgage banking income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of Interest-Only Certificates

First Horizon Home Loans utilizes derivatives (including swaps, swaptions, and mortgage forward sales contracts) that change in value inversely to the movement of interest rates to protect the value of its interest-only certificates as an economic hedge. Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of interest-only certificates are included in current earnings in mortgage banking noninterest income as a component of servicing income. Interest-only certificates are included in trading securities with changes in fair value recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.

The extent to which the change in fair value of interest-only certificates is offset by the change in fair value of the derivatives used to hedge these instruments depends primarily on the hedge coverage ratio maintained by First Horizon Home Loans. Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact First Horizon Home Loans’ ability to effectively hedge certain components of the change in fair value of interest-only certificates and could result in significant earnings volatility.

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

Estimating the cash flow components and the resultant fair value of the residual-interest certificates requires FHN to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by FHN to estimate the fair value of residual-interest certificates include prepayment speeds, credit losses and discount rates, as discussed above. FHN’s residual-interest certificates are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of other income on the Consolidated Condensed Statements of Income. FHN does not utilize derivatives to hedge against changes in the fair value of residual-interest certificates.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.8 billion and $.2 billion on June 30, 2006 and 2005, respectively. The balance sheet impacts of the related derivatives were net liabilities of $7.8 million and $.8 million on June 30, 2006 and 2005, respectively. For second quarter 2006, net losses of $6.8 million compared to net gains of $3.9 million for second quarter 2005, representing the hedge ineffectiveness of these fair value hedges, were recognized as a component of gain or loss on sale of loans.

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower. First Horizon Home Loans enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitment from changes in value due to changes in interest rates. Under SFAS No. 133 interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Interest rate lock commitments generally have a term of up to 60 days before the closing of the loan. The interest rate lock commitment, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, First Horizon Home Loans makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse.

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

For the periods ended June 30, 2006 and 2005, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower. Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in net assets with estimated fair values of $1.5 million and $25.4 million on June 30, 2006 and 2005, respectively.

FORECLOSURE RESERVES

As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On June 30, 2006 and 2005, $2.9 billion and $3.1 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk. Additionally, on June 30, 2006 and 2005, $5.3 billion and $6.4 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances. On June 30, 2006 and 2005, $146.2 million and $181.1 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults. Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On June 30, 2006 and 2005, the foreclosure reserve was $15.1 million and $15.5 million, respectively. The decrease in the foreclosure reserve is attributable to the decline in the limited and full recourse portfolios. This decrease was partially offset by increased reserves for the additional volume of loans sold with recourse for early payment default. The servicing portfolio has grown from $90.8 billion on June 30, 2005, to $99.3 billion on June 30, 2006.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. There have been no significant changes to the methodology for the quarters ended June 30, 2006 and 2005.

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

OTHER

ACCOUNTING CHANGES

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which permits fair value remeasurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Since FHN accounts for its beneficial interests in securitizations as trading securities, the adoption of SFAS No. 155 is not expected to have a significant impact on the results of operations.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued. FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements. Adoption of FIN 48 requires a cumulative effect adjustment to the opening balance sheet of retained earnings for any difference between the net amounts of assets and liabilities previously recognized and those determined under the new guidance for all open tax positions. FIN 48 is effective for fiscal years beginning after December 31, 2006. FHN is currently assessing the financial impact of adopting FIN 48.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 32-55, (b) the section entitled “Risk Management – Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2005 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 1 to the Consolidated Financial Statements included in FHN’s 2005 Annual Report to shareholders.

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

Part II.

OTHER INFORMATION

Items 1, 1A, 3 and 5

As of the end of the second quarter 2006, the answers to Items 1, 1A, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On March 1, 2005, FHN purchased all of the outstanding stock of Greenwich Home Mortgage Corporation. A portion of the total purchase price was paid to ten shareholders of Greenwich in the form of a total of 90,867 shares of FHN's common stock, par value $0.625 per share, inclusive of shares issued into escrow accounts established under the acquisition agreement. The agreement calls for possible additional shares to be issued over certain periods based on certain actions or results (collectively, “adjustment shares”). There was no underwriter associated with the privately negotiated transaction. The issuance of FHN shares in connection with the transaction was and is exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended. On April 28, 2006, a total of 7,686 adjustment shares were distributed to Greenwich shareholders pursuant to the agreement.

(b)	Not applicable
(c)

The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 44.

Item 4	Submission of Matters to a Vote of Securities Holders.

(a)	The Company’s annual meeting of shareholder was held on April 18, 2006.

(b)

Proxies for the annual meeting were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s four Class I and one Class III nominees listed in the proxy statement: R. Brad Martin; Vicki R. Palmer; William B. Sansom; Jonathan P. Ward; and (in Class III) Colin V. Reed. All of management’s nominees were elected. Seven Class II and Class III directors continued in office: Robert C. Blattberg; J. Kenneth Glass; Michael D. Rose; Luke Yancy III; Simon F. Cooper; James A. Haslam, III; and Mary F. Sammons.

(c)

In addition to the election of directors, the shareholders approved the 2003 Equity Compensation Plan (as amended) and ratified the appointment of KPMG LLP as independent auditor for the year 2006. The specific shareholder vote related to the election and ratification items is summarized below:

Vote Item	Nominee	For	Withheld	Abstain	Broker Nonvote
1. Election	R. Brad Martin	102,836,135	2,829,021	0	0
of Directors	Vicki R. Palmer	103,105,966	2,559,190	0	0
	William B. Sansom	102,909,150	2,756,006	0	0
	Jonathan P. Ward	103,800,130	1,865,026	0	0
	Colin V. Reed	102,126,678	3,538,478	0	0

Vote Item	Plan	For	Against	Abstain	Broker Nonvote
2. Approval	2003 Equity	61,034,788	16,790,314	1,681,685	26,158,369
of Stock Plan	Compensation Plan
	(as amended)

Vote Item	Auditor	For	Against	Abstain	Broker Nonvote
3. Ratification of Auditor	KPMG LLP	103,983,546	702,769	978,841	0

(d)	Not applicable.

Item 6	Exhibits

(a)	Exhibits.

Exhibit No.	Description

3.2	Bylaws of the Corporation, as amended and restated as of July 18, 2006.

4	Instruments defining the rights of security holders, including indentures.*

10.2(f)**

2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 18, 2006, filed March 13, 2006.

10.4(d)**

Form of Notice of 2006 LTIP award under the 2003 Equity Compensation Plan. Messrs. Burkett, Hughes, Baker, and Martin are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

10.5(j)**	Form of Management Stock Option Grant Notice (used for executive officers after 2005).

10.5(k)**	Form of Management Restricted Stock Grant Notice (used for executive officers after 2005).

10.5(l)**	Form of Performance Stock Option Grant Notice (used for executive officers after 2005).

10.5(m)**	Form of Performance Restricted Stock Grant Notice (used for executive officers after 2005).

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

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE:	August 4, 2006	By: /s/ Marlin L. Mosby III

Marlin L. Mosby III

Executive Vice President and Chief
Financial Officer (Duly Authorized
Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of the Corporation, as amended and restated as of July 18, 2006.

4	Instruments defining the rights of security holders, including indentures.*

10.2(f)**

2003 Equity Compensation Plan, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 18, 2006, filed March 13, 2006.

10.4(d)**

Form of Notice of 2006 LTIP award under the 2003 Equity Compensation Plan. Messrs. Burkett, Hughes, Baker, and Martin are the 2005 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

10.5(j)**	Form of Management Stock Option Grant Notice (used for executive officers after 2005).

10.5(k)**	Form of Management Restricted Stock Grant Notice (used for executive officers after 2005).

10.5(l)**	Form of Performance Stock Option Grant Notice (used for executive officers after 2005).

10.5(m)**	Form of Performance Restricted Stock Grant Notice (used for executive officers after 2005).

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