Form 10-Q
period 2006-09-30
FIRST HORIZON NATIONAL CORP
filed 2006-11-08
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes       No x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	124,467,143
Class	Outstanding on September 30, 2006

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands)(Unaudited)	2006	2005	2005
Assets:
Cash and due from banks	$903,482	$1,036,816	$945,547
Federal funds sold and securities
purchased under agreements to resell	1,992,426	1,972,318	1,485,199
Total cash and cash equivalents	2,895,908	3,009,134	2,430,746
Investment in bank time deposits	17,798	6,373	10,687
Trading securities	2,512,744	2,013,535	2,133,428
Loans held for sale	2,808,991	5,158,103	4,435,343
Securities available for sale	3,982,680	2,841,633	2,912,103
Securities held to maturity (fair value of $373 on September 30, 2006; $391 on
September 30, 2005; and $390 on December 31, 2005)	369	383	383
Loans, net of unearned income	21,944,320	19,211,703	20,600,922
Less: Allowance for loan losses	206,829	185,029	189,705
Total net loans	21,737,491	19,026,674	20,411,217
Mortgage servicing rights, net	1,498,341	1,210,284	1,314,629
Goodwill	274,534	282,192	281,440
Other intangible assets, net	70,546	76,893	76,647
Capital markets receivables	1,027,927	1,453,451	511,508
Premises and equipment, net	441,659	404,867	408,539
Real estate acquired by foreclosure	65,224	27,856	27,410
Discontinued assets (Note 2)	939,728	129,358	163,545
Other assets	1,802,243	1,401,571	1,461,436
Total assets	$40,076,183	$37,042,307	$36,579,061

Liabilities and shareholders' equity:
Deposits:
Checking interest and money market	$4,742,122	$4,331,644	$4,425,664
Savings	256,834	288,903	279,408
Certificates of deposit under $100,000 and other time	2,906,424	2,338,365	2,478,946
Certificates of deposit $100,000 and more	11,920,226	12,497,183	10,931,695
Interest-bearing	19,825,606	19,456,095	18,115,713
Noninterest-bearing	5,458,935	5,813,207	5,201,844
Total deposits	25,284,541	25,269,302	23,317,557
Federal funds purchased and securities
sold under agreements to repurchase	2,416,974	2,357,973	3,735,742
Trading liabilities	847,453	906,626	793,638
Commercial paper and other short-term borrowings	926,292	1,217,904	802,017
Term borrowings	5,226,772	2,000,113	3,437,643
Other collateralized borrowings	260,416	-	-
Total long-term debt	5,487,188	2,000,113	3,437,643
Capital markets payables	989,332	1,507,563	591,404
Discontinued liabilities	6,977	90,125	122,026
Other liabilities	1,311,628	1,105,090	1,136,221
Total liabilities	37,270,385	34,454,696	33,936,248
Preferred stock of subsidiary	295,274	295,274	295,274
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 124,467,143 on September 30, 2006;
126,002,753 on September 30, 2005; and 126,222,327 on December 31, 2005)	77,792	78,752	78,889
Capital surplus	301,857	390,430	404,964
Undivided profits	2,124,312	1,856,776	1,905,930
Accumulated other comprehensive income/(loss), net	6,563	(33,621)	(42,244)
Total shareholders' equity	2,510,524	2,292,337	2,347,539
Total liabilities and shareholders' equity	$40,076,183	$37,042,307	$36,579,061
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)(Unaudited)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$416,898	$299,100	$1,173,832	$795,477
Interest on investment securities	53,759	31,397	131,023	92,672
Interest on loans held for sale	72,135	111,572	224,309	284,554
Interest on trading securities	44,850	35,718	126,963	101,279
Interest on other earning assets	24,956	19,651	68,422	46,717
Total interest income	612,598	497,438	1,724,549	1,320,699
Interest expense:
Interest on deposits:
Savings	157	108	411	302
Checking interest and money market account	31,488	16,153	80,319	41,015
Certificates of deposit under $100,000 and other time	32,090	20,466	86,544	56,371
Certificates of deposit $100,000 and more	130,875	102,061	360,239	247,276
Interest on trading liabilities	19,233	23,237	57,503	60,635
Interest on short-term borrowings	66,871	50,619	190,495	116,517
Interest on long-term debt	80,263	24,634	198,098	69,368
Total interest expense	360,977	237,278	973,609	591,484
Net interest income	251,621	260,160	750,940	729,215
Provision for loan losses	23,694	22,608	60,146	51,503
Net interest income after provision for loan losses	227,927	237,552	690,794	677,712
Noninterest income:
Mortgage banking	89,393	140,482	291,656	368,237
Capital markets	95,215	82,158	290,238	272,109
Deposit transactions and cash management	44,503	41,268	125,282	113,994
Insurance commissions	10,534	12,673	37,681	40,947
Revenue from loan sales and securitizations	11,830	10,878	35,399	34,429
Trust services and investment management	9,609	11,299	31,090	33,741
Equity securities gains/(losses), net	8,757	(407)	10,271	(398)
Debt securities gains/(losses), net	-	1	(78,902)	1
All other income and commissions	51,544	48,247	116,401	126,530
Total noninterest income	321,385	346,599	859,116	989,590
Adjusted gross income after provision for loan losses	549,312	584,151	1,549,910	1,667,302
Noninterest expense:
Employee compensation, incentives and benefits	260,351	259,583	766,288	744,003
Occupancy	29,745	26,082	87,372	76,161
Operations services	17,976	18,739	52,491	53,586
Equipment rentals, depreciation and maintenance	17,893	19,033	56,015	55,259
Communications and courier	12,950	14,352	41,271	40,009
Amortization of intangible assets	3,233	2,893	9,002	8,033
All other expense	114,209	85,493	307,119	239,883
Total noninterest expense	456,357	426,175	1,319,558	1,216,934
Pre-tax income	92,955	157,976	230,352	450,368
Provision for income taxes	25,776	49,862	55,830	143,293
Income from continuing operations	67,179	108,114	174,522	307,075
(Loss)/income from discontinued operations, net of tax	(69)	4,830	210,580	11,703
Income before cumulative effect of changes in accounting principle	67,110	112,944	385,102	318,778
Cumulative effect of changes in accounting principle, net of tax	-	-	1,345	-
Net income	$67,110	$112,944	$386,447	$318,778
Earnings per common share from continuing operations	$.54	$.86	$1.40	$2.45
Earnings per common share from discontinued operations, net of tax	-	.04	1.69	.10
Earnings per common share from cumulative effect of changes in accounting principle, net of tax	-	-	.02	-
Earnings per common share (Note 8)	$.54	$.90	$3.11	$2.55
Diluted earnings per common share from continuing operations	$.53	$.83	$1.36	$2.38
Diluted earnings per common share from discontinued operations, net of tax	-	.04	1.65	.09
Diluted earnings per common share from cumulative effect of changes in accounting principle, net of tax	-	-	.01	-
Diluted earnings per common share (Note 8)	$.53	$.87	$3.02	$2.47
Weighted average common shares (Note 8)	124,150	125,838	124,431	125,171
Diluted average common shares (Note 8)	127,523	129,924	127,962	129,135
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2006	2005
Balance, January 1	$2,347,539	$2,040,983
Adjustment to reflect change in accounting for employee share-based compensation	-	33,151
Net income	386,447	318,778
Other comprehensive income:
Unrealized fair value adjustments, net of tax:
Cash flow hedges	434	-
Securities available for sale	48,373	(23,693)
Comprehensive income	435,254	295,085
Cash dividends declared	(168,065)	(161,104)
Common stock repurchased	(165,569)	(488)
Common stock issued for:
Stock options and restricted stock	49,432	36,363
Acquisitions	486	24,893
Change in tax benefit from incentive plans	3,592	928
Adjustment to reflect change in accounting for employee stock option forfeitures	(1,780)	-
Stock-based compensation expense	9,635	22,526
Balance, September 30	$2,510,524	$2,292,337
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	First Horizon National Corporation
Nine Months Ended September 30
(Dollars in thousands)(Unaudited)		2006	2005
Operating	Net income	$386,447	$318,778
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	60,146	51,503
	Provision for deferred income tax	55,830	32,936
	Depreciation and amortization of premises and equipment	39,787	38,303
	Amortization and impairment of mortgage servicing rights	-	178,363
	Amortization of intangible assets	9,227	10,320
	Net other amortization and accretion	61,137	62,973
	(Increase)/decrease in derivatives, net	(164,317)	104,709
	Market value adjustment on mortgage servicing rights	(35,830)	-
	Provision for foreclosure reserve	9,266	5,005
	Cumulative effect of changes in accounting principle	(1,345)	-
	Gain on divestiture	(208,581)	-
	Stock-based compensation expense	9,635	20,928
	Excess tax benefit from stock-based compensation arrangements	(3,592)	(928)
	Equity securities (gains)/losses, net	(10,271)	397
	Debt securities losses, net	78,902	-
	Net losses on disposal of fixed assets	3,193	140
	Net (increase)/decrease in:
	Trading securities	(379,316)	(336,344)
	Loans held for sale	1,622,682	32,750
	Capital markets receivables	(516,419)	(1,177,153)
	Interest receivable	(22,284)	(49,819)
	Other assets	(1,170,479)	(508,439)
	Net increase/(decrease) in:
	Capital markets payables	398,005	1,117,240
	Interest payable	49,066	47,454
	Other liabilities	40,448	(83,485)
	Trading liabilities	53,815	480,283
	Total adjustments	(21,295)	27,136
	Net cash provided by operating activities	365,152	345,914
Investing	Maturities of held to maturity securities	15	59
Activities	Available for sale securities:
	Sales	2,283,907	56,844
	Maturities	514,301	327,646
	Purchases	(3,848,857)	(581,159)
	Premises and equipment:
	Sales	44	739
	Purchases	(75,967)	(67,781)
	Net increase in loans	(1,465,040)	(2,727,561)
	Net increase in investment in bank time deposits	(7,111)	(1,044)
	Proceeds from divestitures, net of cash and cash equivalents	280,041	-
	Acquisitions, net of cash and cash equivalents acquired	(487)	(841,950)
	Net cash used by investing activities	(2,319,154)	(3,834,207)
Financing	Common stock:
Activities	Exercise of stock options	49,448	36,543
	Cash dividends paid	(167,551)	(159,961)
	Repurchase of shares	(165,569)	(488)
	Excess tax benefit from stock-based compensation arrangements	3,592	928
	Long-term debt:
	Issuance	2,234,160	300,000
	Payments	(189,667)	(901,574)
	Issuance of preferred stock of subsidiary	-	295,400
	Net increase/(decrease) in:
	Deposits	1,848,370	5,440,940
	Short-term borrowings	(1,194,493)	165,676
	Net cash provided by financing activities	2,418,290	5,177,464
	Net increase in cash and cash equivalents	464,288	1,689,171
	Cash and cash equivalents at beginning of period	2,431,620	1,320,499
	Cash and cash equivalents at end of period	2,895,908	3,009,670
	Cash and cash equivalents from discontinued operations at beginning of period, included above	$874	$1,115
	Cash and cash equivalents from discontinued operations at end of period, included above	-	536
	Total interest paid	923,139	543,315
	Total income taxes paid	105,799	117,451
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

Real Estate Acquired by Foreclosure. Prior to 2006, properties acquired by foreclosure in compliance with HUD servicing guidelines were classified as receivables in “Other assets” on the Consolidated Condensed Statements of Condition. Beginning in 2006, these properties are included in “Real estate acquired by foreclosure” and are carried at the estimated amount of the underlying government insurance or guarantee. On September 30, 2006, FHN had $21.7 million in these foreclosed properties. All other real estate acquired by foreclosure consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated cost to sell the real estate. Losses arising at foreclosure are charged to the appropriate reserve. Required developmental costs associated with foreclosed property under construction are capitalized and included in determining the estimated net realizable value of the property, which is reviewed periodically, and any write-downs are charged against current earnings.

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

Interests retained from the sales include mortgage servicing rights (MSR) and various financial assets. Prior to 2006, all of these retained interests were initially valued by allocating the total cost basis of the loan between the security or loan sold and the retained interests based on their relative fair values at the time of securitization or sale. The retained interests, other than MSR, were carried at fair value as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income. With the adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS No. 156), MSR are initially valued at fair value, and the remaining retained interests are initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative

Note 1 - Financial Information (continued)

fair values at the time of securitization or sale. All retained interests, including MSR, are carried at fair value. The financial assets retained are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.

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

On January 1, 2006, FHN began initially recognizing all classes of MSR at fair value and elected to irrevocably continue application of fair value accounting to its MSR. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience.

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

For all stock option awards granted prior to adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), FHN permits vesting of the option to continue after retirement. To account for these stock option awards, FHN uses the nominal vesting period approach. Under the nominal vesting period approach, awards granted to employees near retirement eligibility are expensed over the option’s normal vesting period until an employee’s actual retirement date, at which point all remaining unamortized compensation expense is immediately accelerated. Awards granted after the adoption of SFAS No. 123-R are amortized

Note 1 - Financial Information (continued)

using the nonsubstantive vesting methodology. The nonsubstantive vesting methodology requires that expense associated with options that continue vesting after retirement be recognized over a period ending no later than an employee’s retirement eligibility date. Had FHN followed the nonsubstantive vesting period method for all awards previously granted, the effect of the change in expense attribution on earnings and per share amounts would have been negligible.

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

FHN adopted SFAS No. 123-R as of January 1, 2006. SFAS No. 123-R requires recognition of expense over the requisite service period for awards of share-based compensation to employees. The grant date fair value of an award will be used to measure the compensation expense to be recognized over the life of the award. For unvested awards granted prior to the adoption of SFAS No. 123-R, the fair values utilized equal the values developed in preparation of the disclosures required under the original SFAS No. 123. Compensation expense recognized after adoption of SFAS No. 123-R incorporates an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. As permitted by SFAS No. 123-R, FHN retroactively applied the provisions of SFAS No. 123-R to its prior period financial statements. The Consolidated Condensed Statements of Income were revised to incorporate expenses previously presented in the footnote disclosures. The Consolidated Condensed Statements of Condition were revised to reflect the effects of including equity compensation expense in those prior periods. Additionally, all deferred compensation balances were reclassified within equity to capital surplus. Since FHN’s prior disclosures included forfeitures as they occurred, a cumulative effect adjustment, as required by SFAS No. 123-R, of $1.1 million net of tax, was made for unvested awards that are not expected to vest due to anticipated forfeiture.

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

Effective January 1, 2005, FHN adopted AICPA Statement of Position 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” (SOP 03-3), which modifies the accounting for certain loans that are acquired with evidence of deterioration in credit quality since origination. SOP 03-3 does not apply to loans recorded at fair value, revolving loans, or to mortgage loans classified as held for sale. SOP 03-3 limits the yield that may be accreted on applicable loans to the excess of the cash flows expected, at acquisition, to be collected over the investor’s initial investment in the loan. SOP 03-3 also prohibits the “carrying over” of valuation allowances on applicable loans. The impact of adopting SOP 03-3 was immaterial to the results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1), which supersedes the previously deferred recognition guidance of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). FSP FAS 115-1 was effective January 1, 2006, and references previously existing GAAP. Therefore, adoption of FSP FAS 115-1 did not impact FHN’s accounting for other-than-temporary impairment of investments.

Note 1 - Financial Information (continued)

Accounting Changes Issued but Not Currently Effective. In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization would require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. FHN is currently assessing the financial impact of adopting SFAS No. 155.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued. FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements. Adoption of FIN 48 requires a cumulative effect adjustment to the beginning balance of retained earnings for differences between the tax benefits recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. FHN is continuing to assess the effects of adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a hierarchy to be used in performing measurements of fair value. SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. Additionally, SFAS No. 157 provides expanded disclosure requirements about fair value measurement. SFAS No. 157 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which financial statements have not been issued. FHN is currently assessing the financial impact of adopting SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of condition. SFAS No. 158 does not change measurement or recognition requirements for periodic pension and postretirement costs. SFAS No. 158 also provides that changes in the funded status of a defined benefit postretirement plan should be recognized in the year such changes occur through comprehensive income. Additionally, SFAS No. 158 requires that the annual measurement date of a plan’s assets and liabilities be as of the date of the financial statements. Upon adoption of SFAS No. 158, unrecognized transition assets and obligations, unrecognized actuarial gains and losses, and unrecognized prior service costs and credits will be recognized as a component of accumulated other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, for funded status recognition and related disclosure requirements, with a one-time adjustment to the statement of condition. For measurement date requirements, SFAS No. 158 is effective for fiscal years ending after December 15, 2008. FHN expects a reduction in equity of between $60 million and $90 million upon adoption of SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108). SAB No. 108 requires that companies assess the impact on both the balance sheet and income statement when quantifying and evaluating the materiality of a misstatement. Under SAB No. 108, adjustment of financial statements is required when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Upon adoption, prior year errors, which had previously been considered immaterial but are considered material based on the guidance in SAB No. 108, should be recognized by either restating prior year financial statements or recording a one-time transitional cumulative effect adjustment to retained earnings. SAB No. 108 is effective for annual periods ending after November 15, 2006. FHN is currently assessing the guidance of SAB No. 108.

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB. EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements as such obligations are not effectively settled upon entering into the related insurance arrangements. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning retained earnings. FHN is currently assessing the financial impact of adopting EITF 06-4.

Note 1 - Financial Information (continued)

In September 2006, the consensus reached in EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5) was ratified by the FASB. EITF 06-5 provides that in addition to the recognition of an asset for the amount that could be realized for a life insurance contract as of the balance sheet date, the amount recognized should also take into consideration certain other amounts included in a policy’s contractual terms. Additionally, EITF 06-5 requires that the determination of the amount that could be realized under an insurance contract be performed at the individual policy level. EITF 06-5 is effective January 1, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning retained earnings. FHN does not anticipate that the effect of adopting EITF 06-5 will be material to its results of operations.

Note 2 - Acquisitions/Divestitures

On June 28, 2006, First Horizon Merchant Services, Inc. (FHMS) sold all of the outstanding capital stock of Global Card Services, Inc. (GCS), a wholly-owned subsidiary. As a result, tax benefits of $4.2 million were recognized associated with the difference between FHMS’ tax basis in the stock and net proceeds from the sale.

On March 1, 2006, FHN sold substantially all the assets of its national merchant processing business conducted primarily through FHMS and GCS. The sale was to NOVA Information Systems (NOVA), a wholly-owned subsidiary of U.S. Bancorp. This transaction resulted in a pre-tax gain of approximately $340 million. In addition, a supplement to the purchase price may be paid to FHN if certain performance goals are achieved during a period following closing. This divestiture was accounted for as a discontinued operation, and prior periods were adjusted to exclude the impact of merchant operations from the results of continuing operations. In conjunction with the sale, FHN entered into a transitional service agreement with NOVA to provide or continue on-going services such as telecommunications, back-end processing and disaster recovery until NOVA converts the operations to their systems.  On September 30, 2006, discontinued assets primarily consist of operating receivables due from NOVA from post-sale activity.

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

Note 3 - Loans

The composition of the loan portfolio is detailed below:

	September 30		December 31
(Dollars in thousands)	2006	2005	2005
Commercial:
Commercial, financial and industrial	$6,945,207	$6,354,408	$6,578,117
Real estate commercial	1,199,084	1,171,606	1,213,052
Real estate construction	2,660,415	1,849,075	2,108,121
Retail:
Real estate residential	8,417,942	7,603,249	8,357,143
Real estate construction	2,096,440	1,814,632	1,925,060
Other retail	163,134	170,684	168,413
Credit card receivables	202,866	248,049	251,016
Real estate loans pledged against other collateralized
borrowings	259,232	-	-
Loans, net of unearned income	21,944,320	19,211,703	20,600,922
Allowance for loan losses	206,829	185,029	189,705
Total net loans	$21,737,491	$19,026,674	$20,411,217

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

	September 30		December 31
(Dollars in thousands)	2006	2005	2005
Impaired loans	$60,372	$34,243	$36,635
Other nonaccrual loans*	14,072	16,861	15,624
Total nonperforming loans	$74,444	$51,104	$52,259
*	On September 30, 2006 and 2005, and on December 31, 2005, other nonaccrual loans included $10.5 million, $11.9 million, and $11.5 million, respectively, of loans held for sale.

On September 30, 2006, $3.7 billion of real estate residential qualifying loans were pledged to secure potential Federal Home Loan Bank borrowings. Qualifying loans are comprised of residential mortgage loans secured by first and second liens and home equity lines of credit. In addition, $5.0 billion of commercial, financial and industrial loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank.

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005
Total interest on impaired loans	$538	$454	$882	$910
Average balance of impaired loans	54,227	34,353	48,945	35,686

An allowance for loan losses is maintained for all impaired loans. Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended September 30, 2006 and 2005, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total
Balance on December 31, 2004	$147,672	$10,487	$158,159
Provision for loan losses	48,435	3,068	51,503
Acquisition	1,902	-	1,902
Charge-offs	(30,265)	(7,299)	(37,564)
Recoveries	7,919	3,110	11,029
Net charge-offs	(22,346)	(4,189)	(26,535)
Balance on September 30, 2005	$175,663	$9,366	$185,029

Balance on December 31, 2005	$179,635	$10,070	$189,705
Provision for loan losses	35,255	24,891	60,146
Adjustment due to divestiture	(1,470)	-	(1,470)
Charge-offs	(29,414)	(22,677)	(52,091)
Recoveries	7,687	2,852	10,539
Net charge-offs	(21,727)	(19,825)	(41,552)
Balance on September 30, 2006	$191,693	$15,136	$206,829

Note 4 - Mortgage Servicing Rights

On January 1, 2006, FHN elected early adoption of SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. Accordingly, FHN began initially recognizing all its classes of mortgage servicing rights (MSR) at fair value and elected to irrevocably continue application of fair value accounting to all its classes of MSR. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $100.9 billion of mortgage loans on September 30, 2006, for which a servicing right has been capitalized. Following is a summary of changes in capitalized MSR as of September 30, 2006:
	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2006	$1,318,219	$5,470	$14,384
Addition of mortgage servicing rights	303,791	15,532	5,421
Reductions due to loan payments	(191,239)	(2,924)	(6,143)
Changes in fair value due to:
Changes in current market interest rates	33,536	34	1,090
Changes in assumptions	-	722	8
Other changes in fair value	53	17	370
Fair value on September 30, 2006	$1,464,360	$18,851	$15,130

In 2005 these amounts were included at the lower of cost, net of accumulated amortization, or fair value. The cost basis of MSR qualifying for SFAS No. 133 fair value hedge accounting was adjusted to reflect changes in fair value. MSR were amortized over the period of and in proportion to the estimated net servicing revenues. MSR were periodically evaluated for impairment. Impairment occurred when the current fair value of the servicing right was less than its recorded value. A quarterly value impairment analysis was performed using a discounted cash flow analysis which was disaggregated by strata representing predominant risk characteristics, including fixed and adjustable rate loans. Impairment, if any, was recognized through a valuation allowance for individual strata. However, if the impairment was determined to be other than temporary, a direct write-off of the asset was made. With the adoption of SFAS No. 156, MSR are valued at fair value, both initially and prospectively; impairment tests are no longer performed. Following is a summary of changes in capitalized MSR as of September 30, 2005:

(Dollars in thousands)
Balance on December 31, 2004	$1,036,458
Addition of mortgage servicing rights	314,737
Amortization	(144,492)
Market value adjustments	37,452
Permanent impairment	(36,613)
Decrease in valuation allowance	2,742
Balance on September 30, 2005	$1,210,284

MSR on September 30, 2005, had an estimated market value of approximately $1,229.5 million. This balance represents the rights to service approximately $91.3 billion of mortgage loans on September 30, 2005, for which a servicing right was capitalized. On September 30, 2005, valuation allowances due to temporary impairment of $1.5 million were required. Following is a summary of changes in the valuation allowance for the nine months ended September 30, 2005:

(Dollars in thousands)
Balance on December 31, 2004	$4,231
Permanent impairment	(36,613)
Servicing valuation provision	33,871
Balance on September 30, 2005	$1,489

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, like other participants in the mortgage banking business,

Note 4 - Mortgage Servicing Rights (continued)

FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience.

The sensitivity of the current fair value of all retained or purchased interests for MSR to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2006, are as follows:

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC
September 30, 2006
Fair value of retained interests	$1,464,360	$18,851	$15,130
Weighted average life (in years)	6.5	2.9	2.0

Annual prepayment rate	12.1%	29.1%	49.0%
Impact on fair value of 10% adverse change	$(57,861)	$(902)	$(877)
Impact on fair value of 20% adverse change	(111,370)	(1,691)	(1,673)

Annual discount rate on servicing cash flows	10.2%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(58,443)	$(396)	$(367)
Impact on fair value of 20% adverse change	(112,447)	(794)	(714)

Annual cost to service (per loan)*	$55	$50	$50
Impact on fair value of 10% adverse change	(13,272)	(290)	(229)
Impact on fair value of 20% adverse change	(26,543)	(581)	(457)

Annual earnings on escrow	4.4%	5.2%	5.3%
Impact on fair value of 10% adverse change	$(35,522)	$(647)	$(609)
Impact on fair value of 20% adverse change	(71,123)	(1,306)	(1,229)
*
The annual cost to service includes an incremental cost to service delinquent loans. Historically, this fair value sensitivity disclosure has not included this incremental cost. The annual cost to service loans without the incremental cost to service delinquent loans was $49 as of September 30, 2006.

FHN uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization or sale. The key economic assumptions used to measure the fair value of the MSR at the date of securitization or loan sale were as follows for the nine months ended September 30, 2006:

	First	Second
	Liens	Liens	HELOC
Nine Months Ended September 30, 2006
Weighted average life (in years)	5.7-7.8	2.7-2.9	1.7-2.0
Annual prepayment rate	10.6%-16.3%	25%-35%	45%-55%
Annual discount rate	9.4%-11.4%	14%	18%
Annual cost to service (per loan)*	$56-$58	$50	$50
Annual earnings on escrow	4.2%-4.9%	2.0%-5.3%	2.0%-5.3%
*
The annual cost to service includes an incremental cost to service delinquent loans. Historically, the disclosure of annual cost to service assumptions has not included this incremental cost. The range of annual cost to service loans without the incremental cost to service delinquent loans was $48-$50 for MSR capitalized during the nine months ended September 30, 2006.

Note 5 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2004	$160,067	$22,520
Amortization expense	-	(8,033)
Acquisitions**	122,125	62,406
September 30, 2005	$282,192	$76,893
December 31, 2005	$281,440	$76,647
Amortization expense	-	(9,002)
Acquisitions**	4,871	6,124
Divestitures	(11,777)	(3,223)
September 30, 2006	$274,534	$70,546
*	Represents customer lists, acquired contracts, premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.
**	Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $141.5 million on September 30, 2006, net of $71.0 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2006 is expected to be $2.6 million and is expected to be $9.8 million, $8.2 million, $6.6 million and $5.9 million for the twelve-month periods of 2007, 2008, 2009, and 2010, respectively.

The following is a summary of goodwill detailed by reportable segments for the nine months ended September 30:

	Retail/
	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2004	$87,208	$55,214	$17,645	$160,067
Acquisitions*	18,747	5,957	97,421	122,125
September 30, 2005	$105,955	$61,171	$115,066	$282,192
December 31, 2005	$104,781	$61,593	$115,066	$281,440
Acquisitions*	1,272	3,599	-	4,871
Divestitures	(11,777)	-	-	(11,777)
September 30, 2006	$94,276	$65,192	$115,066	$274,534
* Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 6 - Long-Term Debt

The following table presents information pertaining to long-term debt (debt with original maturities greater than one year) for FHN and its subsidiaries:

	September 30		December 31
(Dollars in thousands)	2006	2005	2005
First Tennessee Bank National Association:
Subordinated notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on January 15, 2015 -- 5.05%	$387,182	$396,763	$392,279
Matures on May 15, 2013 -- 4.625%	248,060	253,925	251,135
Matures on December 1, 2008 -- 5.75%	137,284	137,423	136,847
Matures on April 1, 2008 -- 6.40%	89,894	89,824	89,841
Matures on April 1, 2016 -- 5.65%	251,361	-	-
Bank notes*	2,409,762	649,973	874,672
Extendible notes**
Final maturity of November 17, 2010 -- 5.32% on September 30, 2006, and
4.36% on December 31, 2005	1,249,264	-	1,249,110
Federal Home Loan Bank borrowings***	4,127	4,465	4,381
First Horizon National Corporation:
Subordinated capital notes (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on May 15, 2013 -- 4.50%	99,268	101,627	100,478
Matured on November 15, 2005 -- 6.75%	-	22,894	-
Subordinated notes:
Matures on January 6, 2027 -- 8.07%	101,897	101,021	99,737
Matures on April 15, 2034 -- 6.30%	203,337	196,930	193,878
FT Real Estate Securities Company, Inc.
Cumulative preferred stock (qualifies for total capital under the Risk-Based Capital guidelines):
Matures on March 31, 2031 -- 9.50%	45,336	45,268	45,285
First Horizon ABS Trust
Other collateralized borrowings
Matures on October 25, 2034--5.48%	260,416	-	-
Total	$5,487,188	$2,000,113	$3,437,643
*
The bank notes were issued with variable interest rates and have remaining terms of 1 to 5 years. These bank notes had weighted average interest rates of 5.48 percent and 3.80 percent on September 30, 2006 and 2005, respectively and 4.66 percent on December 31, 2005.

**	As of September 30, 2006, the extendible notes had a contractual maturity of October 17, 2007, but are extendible at the investors' option to the final maturity date of November 17, 2010.
***
The Federal Home Loan Bank (FHLB) borrowings were issued with fixed interest rates and have remaining terms of 3 to 23 years. These borrowings had weighted average interest rates of 3.26 percent and 3.45 percent on September 30, 2006 and 2005, respectively and 3.40 percent on December 31, 2005.

Annual principal repayment requirements as of September 30, 2006, are as follows:

(Dollars in thousands)
2006	$ 200,084
2007	1,400,340
2008	606,965
2009	1,070,323
2010	140
2011 and after	2,234,595

All subordinated notes are unsecured and are subordinate to other present and future senior indebtedness. FTBNA’s subordinated notes and FHN’s subordinated capital notes qualify as Tier 2 capital under the risk-based capital guidelines. Prior to February 2005, FTBNA had a bank note program under which the bank was able to borrow funds from time to time at maturities of 30 days to 30 years.  This bank note program was terminated in connection with the establishment of a new program.  That termination did not affect any previously issued notes outstanding.  In February 2005, FTBNA established a new bank note program providing additional liquidity of $5.0 billion.  This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes.  On September 30, 2006, $2.6 billion was available under current conditions through the bank note program.

Note 6 - Long-Term Debt (continued)

In November 2005, FTBNA entered into a $3.0 billion floating rate extendible note program. The extendible note program provides FTBNA with a facility under which it may issue and offer unsecured and unsubordinated notes with initial maturities of thirteen months and final maturities of five years. On September 30, 2006, $1.7 billion was available under current conditions through the extendible note program.

Note 7 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of September 30, 2006, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 11.59 percent, 7.96 percent and 6.61 percent, respectively, on September 30, 2006, and were 11.76 percent, 8.45 percent and 6.59 percent, respectively, on September 30, 2005.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On September 30, 2006:
Actual:
Total Capital	$3,998,431		12.67%	$3,806,220		12.15%
Tier 1 Capital	2,660,264		8.43	2,568,052		8.20
Leverage	2,660,264		6.80	2,568,052		6.62

For Capital Adequacy Purposes:
Total Capital	2,525,490	>	8.00	2,506,314	>	8.00
Tier 1 Capital	1,262,745	>	4.00	1,253,157	>	4.00
Leverage	1,564,438	>	4.00	1,552,664	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,132,893	>	10.00
Tier 1 Capital				1,879,736	>	6.00
Leverage				1,940,830	>	5.00
On September 30, 2005:
Actual:
Total Capital	$3,577,691		12.68%	$3,441,496		11.96%
Tier 1 Capital	2,465,195		8.74	2,429,000		8.44
Leverage	2,465,195		6.54	2,429,000		6.49

For Capital Adequacy Purposes:
Total Capital	2,257,730	>	8.00	2,302,711	>	8.00
Tier 1 Capital	1,128,865	>	4.00	1,151,356	>	4.00
Leverage	1,506,736	>	4.00	1,496,133	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,878,389	>	10.00
Tier 1 Capital				1,727,034	>	6.00
Leverage				1,870,166	>	5.00
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 8 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2006	2005	2006	2005
Net income from continuing operations	$67,179	$108,114	$174,522	$307,075
Income from discontinued operations, net of tax	(69)	4,830	210,580	11,703
Cumulative effect of changes in accounting
principle, net of tax	-	-	1,345	-
Net income	$67,110	$112,944	$386,447	$318,778

Weighted average common shares	124,150	125,838	124,431	125,171
Effect of dilutive securities	3,373	4,086	3,531	3,964
Diluted average common shares	127,523	129,924	127,962	129,135

Earnings per common share:
Net income from continuing operations	$.54	$.86	$1.40	$2.45
Income from discontinued operations, net of tax	-	.04	1.69	.10
Cumulative effect of changes in accounting
principle, net of tax	-	-	.02	-
Net income	$.54	$.90	$3.11	$2.55

Diluted earnings per common share:
Net income from continuing operations	$.53	$.83	$1.36	$2.38
Income from discontinued operations, net of tax	-	.04	1.65	.09
Cumulative effect of changes in accounting
principle, net of tax	-	-	.01	-
Net income	$.53	$.87	$3.02	$2.47
Outstanding stock options of 6,730 and 4,379 with weighted average exercise prices of $42.34 and $43.03 per share for the three months ended September 30, 2006 and 2005, respectively, and of 6,174 and 3,962 with weighted average exercise prices of $42.56 and $43.63 per share for the nine months ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.

Certain previously reported amounts have been reclassified to agree with current presentation.

In first quarter 2006, FHN purchased four million shares of its common stock. This share repurchase program was concluded for an adjusted purchase price of $165.1 million in second quarter 2006.

Note 9 - Contingencies and Other Disclosures

Contingencies. Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims and lawsuits are pending against FHN and its subsidiaries. Although FHN cannot predict the outcome of these lawsuits, after consulting with counsel, management is of the opinion that when resolved, these lawsuits will not have a material adverse effect on the consolidated financial statements of FHN.

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN’s subsidiary, First Horizon Home Loans. The case generally concerns the charging of certain loan origination fees, including fees permitted by Kansas and federal law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs seek a refund of fees, a repayment and forgiveness of loan interest, prejudgment interest, punitive damages, loan rescission, and attorneys’ fees. In response to pre-trial motions, the court has certified a statewide class action involving approximately 4,000 loans and has made the following rulings, among others: Missouri law rather than Kansas law governs at least some of those loans made before FHN acquired McGuire Mortgage (pre-acquisition loans) and Missouri law was not complied with in certain respects as to some such loans; and, federal law governs and permits the charging of loan discount fees as to those loans made after FHN acquired McGuire (post-acquisition loans). Several important issues have not yet been finally resolved by the court, including, among others: whether Missouri or federal law generally governs the post-acquisition loan fees (other than loan discount fees); whether plaintiffs are entitled to seek recovery and forgiveness of loan interest; whether prejudgment interest is available to be awarded; and, whether the applicable statute of limitations is three or six years. Trial had been scheduled for the fourth quarter of 2006.

As a result of mediation, FHN has entered into a verbal agreement in principle to settle the McGuire lawsuit. In connection with this settlement, FHN has agreed to pay, under agreed circumstances using an agreed methodology, an aggregate of up to approximately $36 million. FHN has recorded a pre-tax charge to earnings of approximately $21 million in the third quarter of 2006 in connection with the settlement. The total amount currently reserved for this matter is approximately $22 million. A written settlement agreement currently is being negotiated by the parties, and the settlement is subject to approval by the court.

The loss reserve for this matter reflects an estimate of the amount that ultimately would be paid under the settlement. The difference between the maximum amount possible under the settlement and the amount reserved reflects the company’s view, among other things, of the number of purported class members that probably will participate in the settlement. The assumptions involved in estimating the actual level of participation and loss are highly judgmental and, accordingly, the ultimate amount paid under the settlement could be higher or lower than the amount reserved at present, but cannot exceed the settlement amount.

Other disclosures - Indemnification agreements and guarantees. In the ordinary course of business, FHN enters into indemnification agreements for legal proceedings against its directors and officers and standard representations and warranties for underwriting agreements, merger and acquisition agreements, loan sales, contractual commitments, and various other business transactions or arrangements. The extent of FHN’s obligations under these agreements depends upon the occurrence of future events; therefore, it is not possible to estimate a maximum potential amount of payouts that could be required with such agreements.

First Horizon Home Loans services a mortgage loan portfolio of approximately $100.6 billion on September 30, 2006, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders. In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder. Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, First Horizon Home Loans had an allowance for

Note 9 - Contingencies and Other Disclosures (continued)

losses on the mortgage servicing portfolio of approximately $14.8 million and $16.8 million on September 30, 2006 and 2005, respectively. First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default. For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. On September 30, 2006 and 2005, First Horizon Home Loans had single-family residential loans with outstanding balances of $130.4 million and $165.1 million, respectively that were serviced on a full recourse basis. On September 30, 2006 and 2005, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by First Horizon Home Loans was $3.0 billion and $3.2 billion, respectively. Additionally, on September 30, 2006 and 2005, $5.1 billion and $6.0 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on September 30, 2006, the outstanding principal balance of these loans was $415.5 million and $105.2 million, respectively. On September 30, 2005, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $777.9 million and $161.3 million, respectively. In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $53.3 million and $56.5 million on September 30, 2006 and 2005, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

Note 10 - Pension and Other Employee Benefits

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

The components of net periodic benefit cost for the three months ended September 30 are as follows:
	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$4,521	$3,946	$83	$173
Interest cost	5,485	5,318	279	336
Expected return on plan assets	(8,945)	(8,124)	(421)	(417)
Amortization of prior service cost/(benefit)	211	207	(44)	(44)
Recognized losses/(gains)	1,769	1,013	(141)	(85)
Amortization of transition obligation	-	-	248	247
Net periodic cost	$3,041	$2,360	$4	$210

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$13,561	$11,836	$249	$571
Interest cost	16,456	15,953	837	1,211
Expected return on plan assets	(26,834)	(24,370)	(1,262)	(1,251)
Amortization of prior service cost/(benefit)	633	621	(132)	(132)
Recognized losses/(gains)	5,306	3,041	(422)	(85)
Amortization of transition obligation	-	-	742	741
Net periodic cost	$9,122	$7,081	$12	$1,055

FHN plans to make a contribution to the pension plan during the fourth quarter 2006, however is still evaluating the Pension Protection Act of 2006 to determine the optimal contribution level. FHN does not anticipate making a contribution to the postretirement benefit plan during 2006.

Note 11 - Stock Option, Restricted Stock Incentive, and Dividend Reinvestment Plans

Stock option plans. FHN issues non-qualified stock options to employees under various plans, which provide for the issuance of FHN common stock at a price equal to its fair market value at the date of grant.  All options vest within 3 to 4 years and expire 7 years or 10 years from the date of grant.  A deferral program, which was discontinued in 2005, allowed for the foregone compensation plus the exercise price to equal the fair market value of the stock on the date of grant if the grantee agreed to receive the options in lieu of compensation.  Any options issued below market on the date of grant during 2005 were related to 2004 salary deferrals for employees and 2004 board compensation for directors.  Options that were part of compensation deferral prior to January 2, 2004, expire 20 years from the date of grant. Stock options granted after January 2, 2004, that are part of the compensation deferral expire 10 years from the date of grant.  There were 4,465,056 shares available for option or share grants on September 30, 2006.

The summary of stock option activity during the nine months ended September 30, 2006, is shown below:
			Weighted
		Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic Value
	Outstanding	Exercise Price	Contractual Term	(thousands)
January 1, 2006	20,289,455	$ 32.87
Options granted	1,629,771	40.71
Options exercised*	(1,873,718)	26.81
Options canceled	(814,966)	40.96
September 30, 2006	19,230,542	33.79	6.66	$ 111,768
Options exercisable	13,087,565	$ 30.00	7.21	$ 111,519
Options expected to vest	4,484,313	41.86	5.49	212
*	Stock options exercised for nine months ended September 30, 2006 included 1,242 options converted to stock equivalents as part of the deferred compensation program.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $26.0 million and $24.7 million, respectively. As of September 30, 2006, there was $15.1 million of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.10 years. The following data summarizes information about stock options granted during the nine months ended September 30:

		Weighted
		Average Fair
	Number	Value per Option
	Granted	at Grant Date
2006:
Options granted	1,629,771	$ 5.91
2005:
Options granted	2,396,261	$ 6.90

FHN used the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted in the nine months ended September 30, 2006 and 2005, with the following assumptions:
	Nine months ended
	September 30
	2006	2005
Expected dividend yield	4.42%	4.25%
Expected lives of options granted	5.26 years	5.11 years
Expected volatility	19.00%	22.84%
Risk-free interest rates	4.92%	3.89%

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

Restricted stock incentive plans. FHN has authorized the issuance of its common stock for awards to executive and other management employees who have a significant impact on the profitability of FHN. Under a performance accelerated restricted stock program, restricted shares can vest as early as 3 years instead of 10 years following the grant date if predetermined performance criteria are met. Under the long-term incentive program, performance stock units vest only if predetermined performance measures are met. Units are forfeited if the performance criteria are not met. In 2006, restricted stock and stock options were awarded to the Chief Executive Officer and Chief Operating Officer, which will vest over 3 and 4 years, but only if predetermined performance measures are met. FHN also grants restricted stock awards to all management employees, which typically vest over 3 and 4 years. Additionally, one of the plans allows stock awards to be granted to non-employee directors upon approval by the board of directors. It has been the recent practice of the board to grant 8,000 shares of restricted stock to each new non-employee director upon election to the board, with restrictions lapsing at a rate of ten percent per year. Beginning in 2007, this practice will be discontinued, all outstanding director shares vesting after 2007 will be canceled and each director will receive an annual grant of restricted stock units valued at approximately $45,000. The summary of restricted stock activity during the nine months ended September 30, 2006, is presented below:

		Weighted
		average
	Shares/	grant date
	Units	fair value
Nonvested on January 1, 2006	1,228,282	$ 41.10
Shares/units granted	682,010	40.20
Shares/units vested	(44,167)	35.20
Shares/units canceled	(163,364)	41.47
Nonvested on September 30, 2006	1,702,761	$ 40.86

As of September 30, 2006, there was $20.1 million of unrecognized compensation cost related to nonvested restricted stock plans. That cost is expected to be recognized over a weighted-average period of 3.16 years. The total grant date fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $1.6 million and $2.0 million, respectively.

The board of directors approved amendments to the restricted stock plan during 1998 permitting deferral by participants of the receipt of restricted stock prior to the lapse of restrictions. Due to deferred compensation legislation passed in 2004, participants are no longer allowed to make voluntary deferral elections under the stock programs.

The compensation cost that has been included in income from continuing operations pertaining to both stock option and restricted stock plans was $9.7 million and $20.9 million for the nine months ended September 30, 2006 and 2005, respectively. The corresponding total income tax benefits recognized in the income statements were $3.7 million and $7.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Consistent with Tennessee state law, only new or authorized, but unissued, shares may be utilized in connection with any issuance of FHN common stock which may be required as a result of share based compensation awards. FHN historically obtains authorization from the Board of Directors to repurchase any shares that may be issued at the time a plan is approved or amended. Repurchases are authorized to be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, and prudent capital management. FHN does not currently expect to repurchase a material number of shares related to the plans during the next annual period.

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

Note 12 - Business Segment Information

FHN has four business segments, Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, Retail/Commercial Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing, and correspondent services. On March 1, 2006, FHN sold its national merchant processing business. The divestiture was accounted for as a discontinued operation which is included in the Retail/Commercial Banking segment. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets securities activities, structured finance, equity research, investment banking, loan sales, portfolio advisory, and the sale of bank-owned life insurance. The Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, funds management and venture capital. Periodically, FHN adapts its segments to reflect changes in expense allocations between segments. Previously reported amounts are reclassified to agree with current presentation. Effective January 1, 2006, FHN adopted SFAS No. 123-R and retroactively applied the provisions of the standard. Accordingly, results for prior periods have been adjusted to reflect expensing of share-based compensation.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005
Total Consolidated
Net interest income	$251,621	$260,160	$750,940	$729,215
Provision for loan losses	23,694	22,608	60,146	51,503
Noninterest income	321,385	346,599	859,116	989,590
Noninterest expense	456,357	426,175	1,319,558	1,216,934
Pre-tax Income	92,955	157,976	230,352	450,368
Provision for income taxes	25,776	49,862	55,830	143,293
Income from continuing operations	67,179	108,114	174,522	307,075
(Loss)/income from discontinued operations, net of tax	(69)	4,830	210,580	11,703
Income before cumulative effect	67,110	112,944	385,102	318,778
Cumulative effect of changes in
accounting principle, net of tax	-	-	1,345	-
Net income	$67,110	$112,944	$386,447	$318,778
Average assets	$39,519,765	$38,090,993	$38,574,766	$36,169,529

Retail/Commercial Banking
Net interest income	$231,967	$224,895	$687,548	$634,842
Provision for loan losses	23,550	22,428	59,937	51,164
Noninterest income	110,429	106,564	328,749	307,253
Noninterest expense	204,109	199,653	631,537	572,141
Pre-tax income	114,737	109,378	324,823	318,790
Provision for income taxes	35,207	33,008	92,294	97,894
Income from continuing operations	79,530	76,370	232,529	220,896
(Loss)/income from discontinued operations, net of tax	(69)	4,830	210,580	11,703
Income before cumulative effect	79,461	81,200	443,109	232,599
Cumulative effect of changes in
accounting principle, net of tax	-	-	522	-
Net income	$79,461	$81,200	$443,631	$232,599
Average assets	$23,469,885	$22,385,176	$23,220,759	$21,052,337
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 - Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005
Mortgage Banking
Net interest income	$20,866	$41,769	$71,333	$112,903
Provision for loan losses	144	180	209	339
Noninterest income	97,323	151,254	306,047	391,569
Noninterest expense	143,601	132,253	378,881	355,737
Pre-tax (loss)/income	(25,556)	60,590	(1,710)	148,396
(Benefit)/provision for income taxes	(10,554)	21,881	(2,626)	53,346
(Loss)/income before cumulative effect	(15,002)	38,709	916	95,050
Cumulative effect of changes in
accounting principle, net of tax	-	-	414	-
Net (loss)/income	$(15,002)	$38,709	$1,330	$95,050
Average assets	$6,345,865	$6,882,405	$6,395,532	$6,285,889

Capital Markets
Net interest expense	$(1,493)	$(7,744)	$(11,585)	$(22,381)
Noninterest income	101,602	86,241	301,498	282,886
Noninterest expense	86,276	76,093	253,208	240,663
Pre-tax income	13,833	2,404	36,705	19,842
Provision for income taxes	4,240	481	13,008	6,691
Income before cumulative effect	9,593	1,923	23,697	13,151
Cumulative effect of changes in
accounting principle, net of tax	-	-	179	-
Net income	$9,593	$1,923	$23,876	$13,151
Average assets	$5,290,045	$5,418,516	$5,116,689	$5,489,764

Corporate
Net interest income	$281	$1,240	$3,644	$3,851
Noninterest income/(expense)	12,031	2,540	(77,178)	7,882
Noninterest expense	22,371	18,176	55,932	48,393
Pre-tax loss	(10,059)	(14,396)	(129,466)	(36,660)
Income tax benefit	(3,117)	(5,508)	(46,846)	(14,638)
Loss before cumulative effect	(6,942)	(8,888)	(82,620)	(22,022)
Cumulative effect of changes in
accounting principle, net of tax	-	-	230	-
Net loss	$(6,942)	$(8,888)	$(82,390)	$(22,022)
Average assets	$4,413,970	$3,404,896	$3,841,786	$3,341,539
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 - Derivatives

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

Derivative instruments are recorded on the Consolidated Condensed Statements of Condition as other assets or other liabilities measured at fair value. Fair value is defined as the amount FHN would receive or pay in the market to replace the derivatives as of the valuation date. Fair value is determined using available market information and appropriate valuation methodologies. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings. For free-standing derivative instruments, changes in fair value are recognized currently in earnings. Cash flows from derivative contracts are reported as operating activities on the Consolidated Condensed Statements of Cash Flows.

Interest rate forward contracts are over-the-counter contracts where two parties agree to purchase and sell a specific quantity of a financial instrument at a specified price, with delivery or settlement at a specified date. Futures contracts are exchange-traded contracts where two parties agree to purchase and sell a specific quantity of a financial instrument at a specific price, with delivery or settlement at a specified date. Interest rate option contracts give the purchaser the right, but not the obligation, to buy or sell a specified quantity of a financial instrument, at a specified price, during a specified period of time. Caps and floors are options that are linked to a notional principal amount and an underlying indexed interest rate. Interest rate swaps involve the exchange of interest payments at specified intervals between two parties without the exchange of any underlying principal. Swaptions are options on interest rate swaps that give the purchaser the right, but not the obligation, to enter into an interest rate swap agreement during a specified period of time.

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

Note 13 - Derivatives (continued)

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.0 billion and $.5 billion on September 30, 2006 and 2005, respectively. The balance sheet impacts of the related derivatives were net liabilities of $5.7 million on September 30, 2006, and net assets of $2.1 million on September 30, 2005.

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

Prior to the adoption of SFAS No. 156, First Horizon Home Loans hedged the changes in MSR value attributable to changes in the benchmark interest rate (10-year LIBOR swap rate).  The vast majority of MSR routinely qualified for hedge accounting. For purposes of measuring effectiveness of the hedge, time decay and recognized net interest income, including changes in value attributable to changes in spot and forward prices, if applicable, were excluded from the change in value of the related derivatives. Interest rate derivative contracts used to hedge against interest rate risk in the servicing portfolio were designated to specific risk tranches of servicing.   Hedges were reset at least monthly and more frequently, as needed, to respond to changes in interest rates or hedge composition.  Generally, a coverage ratio approximating 100 percent was maintained on hedged MSR.  Prior to acquiring a new hedge instrument, First Horizon Home Loans performed a prospective evaluation of anticipated hedge effectiveness by reviewing the historical regression between the underlying index of the proposed hedge instrument and the mortgage rate.  At the end of each hedge period, the change in the fair value of the hedged MSR asset due to the change in benchmark interest rate was calculated and became a historical data point.  Retrospective hedge effectiveness was determined by performing a regression analysis of all collected data points over a rolling 12-month period.  Effective hedging under SFAS No. 133 resulted in adjustments to the recorded value of the MSR.  These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, were included as a component of servicing income in mortgage banking noninterest income. MSR subject to SFAS No. 133 hedges totaled $1.2 billion on September 30, 2005. The balance sheet impact of the related derivatives was a net asset of $4.5 million on September 30, 2005. The following table summarizes certain information related to mortgage banking hedging activities for the three and nine month periods ended September 30:

Note 13 - Derivatives (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005
Warehouse loans
Fair value hedge ineffectiveness net (losses)/gains	$(1,013)	$422	$(11,404)	$1,997
Mortgage servicing rights
Fair value hedge ineffectiveness net losses	N/A**	(8,236)	N/A**	(2,534)
Net losses excluded from assessment of effectiveness*	N/A**	(5,218)	N/A**	(1,126)
*	Represents the derivative gain from net interest income on swaps, net of time decay.
**	Due to adoption of SFAS No. 156, MSR are no longer hedged under SFAS No. 133. First Horizon Home Loans continues to enter into interest rate contracts to provide an economic hedge against changes in fair value of MSR.

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

Capital Markets

Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital Markets also enters into interest rate contracts, including options, caps, swaps, futures and floors for its customers. In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities. Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through the Senior Credit Policy Committee.

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

Note 13 - Derivatives (continued)

contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest income.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $61.4 million and $211.1 million on September 30, 2006 and 2005, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was a liability of $1.1 million and $1.4 million on September 30, 2006 and 2005, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion and $.9 billion on September 30, 2006 and 2005, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $2.0 million in other assets and $19.0 million in other liabilities on September 30, 2006, and was $5.6 million in other assets and $6.4 million in other liabilities on September 30, 2005. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has determined that derivative transactions used in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities did not qualify for hedge accounting under the shortcut method. As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the long haul method, that accounting cannot be applied retroactively. FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period. In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in current earnings. FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the long haul method. For the period of time during first quarter 2006 that these hedge relationships were not redesignated under SFAS No. 133, the swaps were measured at fair value with gains or losses included in current earnings. FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt. The balance sheet impact of these swaps was $20.4 million and $11.3 million in other liabilities on September 30, 2006 and 2005, respectively. There was no ineffectiveness related to these swaps.

In first quarter 2006, FHN utilized an interest rate swap as a cash flow hedge of the interest payment on a floating-rate bank note with a fair value of $100.6 million on September 30, 2006, and a maturity in first quarter 2009. The balance sheet impact of this swap was $.6 million in other assets and $.4 million net of tax, in other comprehensive income. There was no ineffectiveness related to this swap.

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

AARP, Working Mother and Fortune magazine have recognized FHN companies as some of the nation’s best employers. FHN also was named one of the nation’s 100 best corporate citizens by Business Ethics magazine.

FHN provides a broad array of financial services to its customers through three national businesses. The combined strengths of these businesses create an extensive range of financial products and services. In addition, the corporate segment provides essential support within the corporation.

▪
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

▪
Mortgage Banking helps provide home ownership through First Horizon Home Loans, which operates offices in 44 states and is one of the top 15 mortgage servicers and top 25 originators of mortgage loans to consumers. This segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.

▪
Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of capital markets securities activities, equity research and investment banking.

▪
Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, funds management and venture capital.

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and nine-month periods ended September 30, 2006, compared to the three-month and nine-month periods ended September 30, 2005. To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report. Additional information including the 2005 financial statements, notes, and MD&A is provided in the 2005 Annual Report.

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

FINANCIAL SUMMARY (Comparison of Third Quarter 2006 to Third Quarter 2005)

FINANCIAL HIGHLIGHTS

Earnings for third quarter 2006 were $67.1 million or $.53 per diluted share. This quarter’s results included estimated settlement costs of $21.3 million for a class action lawsuit. Additionally, the interest rate environment and lower home mortgage demand negatively impacted the Mortgage Banking segment. Earnings for third quarter 2005 were $112.9 million or $.87 per diluted share.

Business operations reflected continued progress within Retail/Commercial Banking, with loan growth of 15 percent and deposit growth of 9 percent - achieved through growth within the Tennessee banking franchise and continued expansion into new markets. In addition, the development and distribution of capital market products other than fixed income continued to positively impact results with an increase of 38 percent this quarter compared to third quarter 2005. An inverted yield curve resulted in reduced net interest income for Mortgage Banking as an additional 115 basis points of compression on the warehouse spread contributed to a 50 percent decrease in net interest income. Additionally, a 31 percent drop in the warehouse related to lower origination activity negatively impacted net interest income. Mortgage Banking’s origination revenues fell as loans delivered into the secondary market decreased 39 percent. Net servicing revenues were negatively impacted by hedging activities and changes in the value of MSR compared to last year’s results. However, servicing fees increased, reflecting mortgage servicing portfolio growth and an increase in the mix of higher fee products.

Return on average shareholders’ equity and return on average assets were 10.9 percent and .67 percent, respectively, for third quarter 2006. Return on average shareholders’ equity and return on average assets were 20.2 percent and 1.18 percent, respectively, for third quarter 2005. Total assets were $40.1 billion and shareholders’ equity was $2.5 billion on September 30, 2006, compared to $37.0 billion and $2.3 billion, respectively, on September 30, 2005.

BUSINESS LINE REVIEW

Retail/Commercial Banking
Pre-tax income for Retail/Commercial Banking increased 5 percent to $114.7 million for third quarter 2006, compared to $109.3 million for third quarter 2005. Total revenues for Retail/Commercial Banking increased 3 percent to $342.3 million for third quarter 2006 compared to $331.4 million for third quarter 2005.

Net interest income increased 3 percent to $231.9 million in third quarter 2006 from $224.8 million in third quarter 2005 as earning assets grew 5 percent, or $1.0 billion. Loans grew 15 percent or $2.8 billion while loans held for sale decreased 81 percent or $1.8 billion and deposits increased 9 percent or $1.0 billion over third quarter 2005. The Retail/Commercial Banking net interest margin was 4.21 percent in third quarter 2006 compared to 4.28 percent in the third quarter of last year. This compression reflects competitive positioning as the current cycle of Fed rate increases apparently came to an end.

Noninterest income increased 4 percent to $110.4 million in third quarter 2006 from $106.6 million in third quarter 2005. Fees from deposit transactions and cash management increased 8 percent or $3.2 million compared to third quarter 2005 due to deposit growth and pricing initiatives. In 2005, a charge of $3.9 million resulted from a write-off of net capitalized expenses on home equity lines of credit (HELOC) held for sale, which prepaid faster than anticipated. Additionally, third quarter 2005 included $3.1 million from a settlement received from an insurance company.

Provision for loan losses increased to $23.6 million in third quarter 2006 from $22.4 million last year. The 2005 provision included $3.8 million of hurricane losses. Excluding this item, the prior year provision for loan losses would have been $18.6 million. The $5.0 million increase primarily reflects an expectation of slowing economic growth and the migration of a few loans to the watch list.

Noninterest expense was relatively stable, increasing 2 percent to $204.0 million in third quarter 2006 compared to $199.7 million last year. This increase includes $5.2 million related to the expansion of national businesses within Retail/Commercial Banking. This stability reflects a continued focus on efficiency, which resulted in a 60 basis point improvement in the efficiency ratio in third quarter 2006, compared to the prior year.

Mortgage Banking
Mortgage Banking had a pre-tax loss of $25.5 million for third quarter 2006, compared to pre-tax income of $60.6 million for third quarter 2005. Total revenues for Mortgage Banking were $118.2 million in third quarter 2006 compared to $193.0 million in third quarter 2005.

Net interest income decreased 50 percent to $20.9 million in third quarter 2006 from $41.8 million in third quarter 2005. An inverted yield curve resulted in compression of the spread on the warehouse, which was 1.18 percent in third quarter 2006 compared to 2.33 percent for the same period in 2005. Additionally, a 31 percent decrease in the warehouse related to lower origination activity negatively impacted net interest income.

Noninterest income decreased to $97.3 million in third quarter 2006 compared to $151.2 million in third quarter 2005. Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and changes in fair value of mortgage servicing rights (MSR) net of hedge gains or losses. Mortgage servicing noninterest income, prior to the adoption of Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS No. 156) in first quarter 2006, was net of amortization, impairment and other expenses related to MSR and related hedges. Subsequent to the adoption of SFAS No. 156, mortgage servicing noninterest income reflects the change in fair value of MSR combined with hedging results.

Net origination income decreased 41 percent to $67.7 million from $115.5 million in third quarter 2005 as loans delivered into the secondary market decreased 39 percent to $6.5 billion. Total mortgage servicing fees increased 24 percent to $86.2 million from $69.7 million reflecting mortgage servicing portfolio growth of 7 percent to $100.2 billion on September 30, 2006. Servicing fees also benefited from an increase in the mix of higher fee products.

Servicing hedging activities and write-off of MSR values negatively impacted net servicing revenues by $24.4 million this quarter as compared to a year ago. Changes in the value of MSR due to factors other than runoff net of hedge results reflected a net loss of $5.8 million in third quarter 2006 compared to a gain of $30.3 million during the same period last year. Additionally, although the value of MSR that prepaid this quarter was more valuable than a year ago, overall prepayments declined with lower refinance activity, causing the change in MSR value due to runoff to decrease to $60.3 million from $72.0 million last year.

Other noninterest income decreased $3.8 million. Third quarter 2005 included a settlement of $4.6 million from an insurance company. Income from a deferred compensation plan increased $1.7 million from third quarter 2005. This increase in revenue was matched by a corresponding $1.7 million increase in noninterest expense associated with this plan.

Noninterest expense increased 9 percent or $11.4 million to $143.6 million in third quarter 2006 compared to $132.2 million in third quarter 2005. Excluding $21.3 million for the estimated costs of settling a class action lawsuit, noninterest expense decreased 8 percent primarily due to reductions in personnel expense, which were directly related to the contraction in origination revenue.

Capital Markets
Capital Markets pre-tax earnings were $13.8 million in third quarter 2006 compared to $2.5 million in third quarter 2005. Total revenues for Capital Markets were $100.1 million in third quarter 2006 compared to $78.5 million in third quarter 2005.

Revenues from products other than fixed income were $56.7 million in third quarter 2006, an increase of $15.6 million, or 38 percent, from third quarter 2005. Revenues from other products include fee income from activities such as structured finance, equity research, investment banking, loan sales, portfolio advisory and the sale of bank-owned life insurance. These other sources of revenue represented 58 percent of total product revenues in third quarter 2006 compared to 48 percent in third quarter 2005. The increase from third quarter 2005 was due to increased fees from structured finance activities. Revenues from fixed income sales decreased $2.4 million, or 5 percent, to $41.5 million in third quarter 2006 compared to $43.9 million in third quarter 2005 reflecting the current interest rate environment and its continuing negative impact on the demand for fixed income products. Other non-product revenues relating to a deferred compensation plan increased $1.8 million from third quarter 2005. This increase in revenue was offset by a related $2.1 million increase in noninterest expense associated with this plan.

Net interest expense decreased $6.3 million in third quarter 2006 compared to third quarter 2005 primarily due to an increase in net average earning assets, improved execution that decreased nonearning asset funding costs and a decrease in the internal incremental cost of equity.

Noninterest expense was $86.3 million in third quarter 2006 compared to $76.0 million in third quarter 2005. This increase was primarily due to variable compensation related to the increase in other product revenues and a $2.1 million increase in deferred compensation plan expense mentioned above.

Corporate
The Corporate segment’s results yielded a pre-tax loss of $10.1 million in third quarter 2006 compared to a pre-tax loss of $14.4 million in third quarter 2005. The third quarter 2006 results include $8.8 million of net securities gains from the sale of MasterCard Inc. securities and net securities gains from venture capital investments. Noninterest expense growth resulted from the write-off of a holding company investment, venture capital commissions and project costs.

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) decreased 6 percent to $573.0 million in third quarter 2006 from $606.7 million in 2005. Noninterest income was $321.4 million in third quarter 2006 compared to $346.6 million in 2005, and net interest income was $251.6 million in 2006 compared to $260.1 million in 2005. A more detailed discussion of the major line items follows.

NET INTEREST INCOME

Net interest income decreased 3 percent to $251.6 million as earning assets grew 3 percent to $34.6 billion and interest-bearing liabilities grew 5 percent to $30.0 billion in third quarter 2006.

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

The consolidated net interest margin was 2.90 percent for third quarter 2006 compared to 3.09 percent for third quarter 2005.  This compression in the margin occurred as the net interest spread decreased to 2.25 percent from 2.59 percent in 2005 while the impact of free funding increased from 50 basis points to 65 basis points. The decline in margin is attributable to an inverted yield curve, which decreased spread on the warehouse by 115 basis points to 1.18 percent.

Table 1 - Net Interest Margin
	Three Months Ended
	September 30
	2006	2005
Consolidated Yields and Rates:
Loans, net of unearned income	7.59%	6.34%
Loans held for sale	6.86	6.43
Investment securities	5.67	4.30
Capital markets securities inventory	5.41	5.01
Mortgage banking trading securities	11.31	12.82
Other earning assets	5.17	3.07
Yields on earning assets	7.04	5.90
Interest-bearing core deposits	3.17	2.13
Certificates of deposits $100,000 and more	5.36	3.53
Federal funds purchased and securities sold under agreements to repurchase	4.83	3.18
Capital markets trading liabilities	5.61	5.54
Commercial paper and other short-term borrowings	5.25	3.62
Long-term debt	5.80	4.16
Rates paid on interest-bearing liabilities	4.79	3.31
Net interest spread	2.25	2.59
Effect of interest-free sources	.65	.50
FHN - NIM	2.90%	3.09%

In the near-term, a modest compression of the net interest margin is expected as further inversion of the yield curve generally has a continued unfavorable impact on net interest margin, primarily from narrower spreads on the mortgage warehouse.

NONINTEREST INCOME

Mortgage Banking Noninterest Income
First Horizon Home Loans, an indirect subsidiary of FHN, offers residential mortgage banking products and services to customers, which consist primarily of the origination or purchase of single-family residential mortgage loans. First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers for sale to secondary market investors and subsequently provides servicing for the majority of those loans.

Origination income includes origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized fair value of MSR, and the value recognized on loans in process including results from hedging. Origination fees, net of costs (including incentives and other direct costs), are deferred and included in the basis of the loans in calculating gains and losses upon sale. Gain or loss is recognized due to changes in fair value of an interest rate lock commitment made to the customer. Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. Origination income decreased 41 percent to $67.7 million from $115.5 million in third quarter 2005 as loans delivered into the secondary market decreased 39 percent to $6.5 billion.

Servicing income includes servicing fees and net gains or losses from hedging MSR. Prior to the adoption of SFAS No. 156 in first quarter 2006, mortgage servicing noninterest income was net of amortization, impairment and other expenses related to MSR and related hedges. Subsequent to the adoption of SFAS No. 156, mortgage servicing noninterest income reflects the change in fair value of the MSR asset combined with net hedging results. First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies). Total mortgage servicing fees increased 24 percent to $86.2 million from $69.7 million primarily reflecting mortgage servicing portfolio growth of 7 percent to $100.2 billion on September 30, 2006. Servicing fees also benefited from an increase in the mix of higher fee products.

Servicing hedging activities and write-off of MSR values negatively impacted net servicing revenues by $24.4 million this quarter as compared to a year ago. Changes in the value of MSR due to factors other than runoff net of hedge results reflected a net loss of $5.8 million in third quarter 2006 compared to a gain of $30.3 million during the same period last year. Additionally, although the value of MSR that prepaid this quarter was more valuable than a year ago; overall prepayments declined with lower refinance activity, causing the change in MSR value due to runoff to decrease to $60.3 million from $72.0 million last year.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method, which provide ancillary activities to mortgage banking and fees from retail construction lending.

Table 2 - Mortgage Banking Noninterest Income
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30		Change	September 30		Change
(Dollars in thousands and volumes in millions)	2006	2005	(%)	2006	2005	(%)
Noninterest income:
Origination income	$67,705	$115,541	41.4 -	$247,436	$311,181	20.5 -
Servicing income	15,701	17,951	12.5 -	25,691	38,013	32.4 -
Other	5,987	6,990	14.3 -	18,529	19,043	2.7 -
Total mortgage banking noninterest income	$89,393	$140,482	36.4 -	$291,656	$368,237	20.8 -
Refinance originations	$2,091.8	$4,386.6	52.3 -	$7,389.2	$11,519.7	35.9 -
Home-purchase originations	4,258.7	6,170.0	31.0 -	13,308.1	16,181.0	17.8 -
Mortgage loan originations	$6,350.5	$10,556.6	39.8 -	$20,697.3	$27,700.7	25.3 -
Servicing portfolio	$100,245.7	$93,589.4	7.1 +	$100,245.7	$93,589.4	7.1 +

Capital Markets Noninterest Income
Capital markets noninterest income, the major component of revenue in the Capital Markets segment, is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including structured finance, equity research, investment banking, loans sales, and portfolio advisory activities. Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff. A portion of the inventory is hedged to protect against movements in fair value due to changes in interest rates.

Revenues from fixed income sales decreased $2.4 million compared to third quarter 2005 reflecting the current interest rate environment and its continuing negative impact on the demand for fixed income products. Revenues from other fee sources increased $15.4 million primarily due to increased fees from structured finance activities.

Table 3 - Capital Markets Noninterest Income
	Three Months Ended			Nine Months Ended
	September 30		Growth	September 30		Growth
(Dollars in thousands)	2006	2005	Rate (%)	2006	2005	Rate (%)
Noninterest income:
Fixed income	$41,503	$43,870	5.4 -	$133,948	$157,708	15.1 -
Other product revenue	53,712	38,288	40.3 +	156,290	114,401	36.6 +
Total capital markets noninterest income	$95,215	$82,158	15.9 +	$290,238	$272,109	6.7 +
Certain previously reported amounts have been reclassified to agree with current presentation.

Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, insurance commissions, revenue from loan sales and securitizations, trust services and investment management fees, net securities gains and losses and other noninterest income. Third quarter 2006 noninterest income included $8.8 million of net securities gains from the sale of MasterCard Inc. securities and net securities gains from venture capital investments. Deposit transactions and cash management fees increased $3.2 million or 8 percent, reflecting deposit growth and pricing initiatives. Insurance commissions decreased $2.1 million, or 17 percent, primarily due to the divestiture of two subsidiaries in third quarter 2006, which also resulted in a divestiture gain of $2.6 million in other noninterest income. Other noninterest income increased $3.3 million reflecting several impacts, including: a $3.9 million charge incurred in 2005 resulting from a write-off of net capitalized expenses on HELOC held for sale which prepaid faster than anticipated; an increase in 2006 of $3.5 million in other revenues related to deferred compensation plans (offset by a related increase in noninterest expense associated with these plans); the $2.6 million gain in third quarter 2006 from the sale of an insurance subsidiary; and in third quarter 2005 a $7.7 million settlement received from an insurance company.

NONINTEREST EXPENSE

Total noninterest expense for third quarter 2006 increased 7 percent to $456.4 million from $426.1 million in 2005. Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, was stable at $260.3 million compared to $259.5 million in 2005. Included in these results was an increase of $4.2 million in 2006 related to deferred compensation plans for which, as discussed above, there was a corresponding increase in revenue. These results reflect a continued corporate focus on efficiency and reductions in personnel expense in mortgage banking directly related to the contraction in origination revenue which offset higher expenses associated with national expansion initiatives, and an increase in variable compensation associated with the growth in capital markets’ other product revenues. Occupancy expense increased $3.7 million, or 14 percent, due primarily to expansion initiatives. All other noninterest expense increased 34 percent, or $28.8 million, which included the estimated settlement costs of $21.3 million for a class action lawsuit.

INCOME TAXES

The effective tax rate for third quarter 2006 was 28 percent reflecting the settlement of certain prior years audits and the natural impact of an average tax rate when earnings are below historical levels as all incremental impacts to earnings bear a higher incremental tax rate. Also impacting the effective tax rate was an increase related to the sale of two insurance subsidiaries and a decrease related to the performance of certain deferred compensation related life insurance policies.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses was $23.7 million in third quarter 2006 compared to $22.6 million in third quarter 2005. The 2005 provision included $3.8 million of hurricane losses. Excluding this item, the provision for loan losses would have increased $4.9 million, primarily reflecting an expectation of slowing economic growth and the migration of a few loans to the watch list. The net charge-off ratio was 30 basis points in third quarter 2006 compared to 20 basis points in third quarter 2005 as net charge-offs grew to $16.4 million from $9.2 million during a period of strong loan growth.

Table 4 - Net Charge-off Ratios *
	Three Months Ended
	September 30
	2006	2005
Commercial	.28%	.09%
Retail real estate	.25	.20
Other retail	2.71	1.96
Credit card receivables	1.99	3.11
Total net charge-offs	.30	.20
* Table 6 provides information on the relative size of each loan portfolio.

Nonperforming loans in the loan portfolio were $64.0 million on September 30, 2006, compared to $39.2 million on September 30, 2005. The ratio of nonperforming loans in the loan portfolio to total loans was 29 basis points on September 30, 2006, and 20 basis points on September 30, 2005. The $24.8 million increase in nonperforming loans reflects some migration from historically low levels as the loan portfolio matured and modest deterioration of a few commercial credits in the retail commercial bank’s traditional lending markets. Nonperforming assets were $118.0 million on September 30, 2006, compared to $79.0 million on September 30, 2005. The nonperforming assets ratio was 49 basis points on September 30, 2006, and 35 basis points last year. In addition to the increase in nonperforming loans, foreclosed assets increased $15.7 million, which can be attributed to the growth and maturing of the retail loan portfolio. Foreclosed assets are either charged-off or written down to net realizable value at foreclosure.  The nonperforming asset ratio was expected to experience some deterioration as the loan portfolio matured.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard. In total, potential problem assets were $148.4 million on September 30, 2006, compared to $154.8 million on September 30, 2005. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economies of the markets where FHN does business over the long-run and will experience quarterly fluctuations depending on the type and quantity of loan growth and impacts from quarterly asset quality movements. Asset quality indicators are expected to remain positive; however, a gradual increase from the historically low levels experienced in recent periods is expected.

Table 5 - Asset Quality Information

	Third Quarter
(Dollars in thousands)	2006	2005
Allowance for loan losses:
Beginning balance on June 30	$199,835	$169,697
Provision for loan losses	23,694	22,608
Divestiture/Acquisitions	(275)	1,902
Charge-offs	(19,782)	(12,900)
Recoveries	3,357	3,722
Ending balance on September 30	$206,829	$185,029
Reserve for off-balance sheet commitments	9,230	9,034
Total allowance for loan losses and reserve for off-balance sheet commitments	$216,059	$194,063
	September 30
	2006	2005
Retail/Commercial Banking:
Nonperforming loans	$63,956	$39,236
Foreclosed real estate	29,947	19,875
Total Retail/Commercial Banking	93,903	59,111
Mortgage Banking:
Nonperforming loans - held for sale	10,488	11,868
Foreclosed real estate	13,598	7,981
Total Mortgage Banking	24,086	19,849
Total nonperforming assets	$117,989	$78,960

Total loans, net of unearned income	$21,944,320	$19,211,703
Insured loans	(730,453)	(667,457)
Loans excluding insured loans	$21,213,867	$18,544,246
Foreclosed real estate from GNMA loans*	$21,679	$-
Potential problem assets**	148,356	154,846
Loans 30 to 89 days past due	104,957	97,716
Loans 30 to 89 days past due - guaranteed portion***	179	2,472
Loans 90 days past due	28,246	29,324
Loans 90 days past due - guaranteed portion***	185	5,482
Loans held for sale 30 to 89 days past due	30,288	37,678
Loans held for sale 30 to 89 days past due - guaranteed portion***	24,226	18,548
Loans held for sale 90 days past due	132,416	163,832
Loans held for sale 90 days past due - guaranteed portion***	130,188	161,409
Off-balance sheet commitments****	7,415,880	8,750,863
Allowance to total loans	.94%	.96%
Allowance to loans excluding insured loans	.97	1.00
Allowance to nonperforming loans in the loan portfolio	323	472
Nonperforming assets to loans, foreclosed real estate and other assets
(Retail/Commercial Banking)	.44	.31
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.02	.02
Allowance to annualized net charge-offs	3.15x	5.04	x
*	Prior to 2006 properties acquired by foreclosure through GNMA's repurchase program were classified as receivables in "Other assets" on the Consolidated Condensed Statements of Condition.
**	Includes past due loans.
***	Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
****	Amount of off-balance sheet commitments for which a reserve has been provided. In 2006, a reserve has been provided for unfunded credit card commitments.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

During third quarter 2006, earning assets consisted of loans, loans held for sale, investment securities, trading securities and other earning assets. Earning assets grew 3 percent and averaged $34.6 billion in third quarter 2006 compared to $33.6 billion in 2005, as loan growth was largely offset by a decline in loans held for sale related to lower origination activity. Investment securities grew 30 percent reflecting the purchase of approximately $.9 billion U.S. government agency securities to partially offset the decrease in loans held for sale and take advantage of attractive yields.

LOANS

Average total loans increased 16 percent for third quarter 2006 to $21.8 billion from $18.7 billion in 2005. Average loans represented 63 percent of average earning assets in third quarter 2006 and 56 percent in 2005.

Commercial, financial and industrial loans increased 10 percent, or $627.3 million, since third quarter 2005 reflecting increased market share in Tennessee, expansion into other markets, the addition of middle market lending to the Atlanta, Dallas and Virginia markets, and continued economic growth. Commercial construction loans grew 48 percent since third quarter 2005 or $839.7 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the seasoning of the sales force and geographic diversification. Retail real estate residential loans increased 12 percent or $908.3 million reflecting growing demand for second-lien mortgages. The retail real estate construction portfolio increased 26 percent or $422.0 million since third quarter 2005. Retail real estate construction loans are a one-time close product where First Horizon Home Loans provides construction financing and a permanent mortgage to individuals for the purpose of constructing a home. Upon completion of construction, the permanent mortgage is classified as held for sale and sold into the secondary market. The increase in these loans reflects the recent housing market conditions and further penetration of our customer base. Additional loan information is provided in Table 6 - Average Loans.

FHN has a significant concentration in loans secured by real estate, which is geographically diversified nationwide. In 2006, 66 percent of total loans are secured by real estate compared to 65 percent in 2005 (see Table 6). Three lending products have contributed to this level of real estate lending including significant levels of retail residential real estate, which comprise 39 percent of total loans. The risk profile of the retail residential real estate portfolio remains stable reflecting a significant concentration of high credit score products. Also contributing to the level of real estate lending is commercial construction lending which comprises 12 percent of total loans and includes loans to single-family builders, and retail real estate construction loans, First Horizon Home Loan’s one-time close product, which comprise 9 percent of total loans. FHN’s commercial real estate lending is well diversified by product type and industry. On September 30, 2006, FHN did not have any concentrations of 10 percent or more of commercial, financial and industrial loans in any single industry.

Table 6 - Average Loans
	Three Months Ended
	September 30
		Percent	Growth		Percent
(Dollars in millions)	2006	of Total	Rate	2005	of Total
Commercial:
Commercial, financial and industrial	$6,803.5	31%	10.2%	$6,176.2	33%
Real estate commercial	1,221.4	6	5.0	1,163.2	6
Real estate construction	2,575.6	12	48.4	1,735.9	9
Total commercial	10,600.5	49	16.8	9,075.3	48
Retail:
Real estate residential	8,502.0	39	12.0	7,593.7	41
Real estate construction	2,065.9	9	25.7	1,643.9	9
Other retail	160.4	1	(4.2)	167.5	1
Credit card receivables	201.3	1	(16.7)	241.6	1
Real estate loans pledged against other collateralized borrowings	268.1	1	NM	-	-
Total retail	11,197.7	51	16.1	9,646.7	52
Total loans, net of unearned	$21,798.2	100%	16.4%	$18,722.0	100%

Commercial loan growth should be strong as a result of the national expansion of single-family residential construction lending and greater market demand for commercial and industrial loans. Year-over-year growth in retail loans will be primarily driven by the national sales platform.

LOANS HELD FOR SALE

Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, student loans, small issuer trust preferred securities and credit card receivables. The mortgage warehouse accounts for the majority of loans held for sale. Loans held for sale decreased 39 percent to $4.2 billion in 2006 from $6.9 billion in 2005. This decline is related to the lower demand for mortgages and HELOC while small issuer trust preferred securities held for sale increased. FHN continues to fund loan growth and maintain a stable liquidity position through whole-loan sales and securitizations.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits increased 6 percent to $13.2 billion in third quarter 2006 compared to $12.5 billion in 2005, primarily due to growth in Retail/Commercial Banking deposits reflecting market share gains in Tennessee markets, new market expansion and improved national cross-sell efforts. Short-term purchased funds averaged $16.5 billion for third quarter 2006, down 15 percent or $2.8 billion from third quarter 2005. In third quarter 2006, short-term purchased funds accounted for 47 percent of FHN’s total funding down from 56 percent in third quarter 2005, which is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and long-term debt. Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings. Long-term debt averaged $5.5 billion in third quarter 2006 compared to $2.4 billion in third quarter 2005 (see Note 6 - Long-Term Debt for additional detail).

FINANCIAL SUMMARY (Comparison of first nine months of 2006 to first nine months of 2005)

Earnings were $386.4 million or $3.02 per diluted share for the nine months ended September 30, 2006, including the impact of the divestiture of FHN’s national merchant processing business. Earnings were $318.8 million or $2.47 per diluted share for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, return on average shareholders’ equity and return on average assets were 21.6 percent and 1.34 percent, respectively. Return on average shareholders’ equity and return on average assets were 19.9 percent and 1.18 percent, respectively, for the nine months ended September 30, 2005.

Comparisons between reported earnings are directly and significantly affected by a number of factors that were present in 2006 but not present (or present to a much lesser degree) in 2005. FHN’s year-to-date performance in 2006 was impacted by estimated settlement costs of $21.3 million for a class action lawsuit. Additionally, performance in 2006 was impacted by the gain on the merchant divestiture, transactions through which the incremental capital provided by the divestiture was utilized, various other transactions, and accounting matters. The following discussion highlights these items:

On March 1, 2006, FHN sold its national merchant processing business for an after-tax gain of $209 million. This divestiture was accounted for as a discontinued operation, and accordingly, all periods presented were adjusted to exclude the impact of merchant operations from the results of continuing operations. In tandem with the merchant sale, FHN purchased 4 million shares of its common stock to minimize the potentially dilutive effect of the merchant divestiture on future earnings per share. Also included in results from continuing operations are securities losses of $68.6 million, predominantly related to repositioning approximately $2.3 billion of investment securities. Partially offsetting these securities losses were net securities gains of $10.4 million in 2006 from the sale of MasterCard Inc. securities and from venture capital investments.

FHN determined that certain derivative transactions used in hedging strategies to manage interest rate risk did not qualify for hedge accounting under the "short cut" method, as have a number of other banks. As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the "long haul" method, that accounting method could not be applied retroactively. FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period. In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in continuing operations. FHN has subsequently redesignated these hedge relationships under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), using the “long haul” method.

Various other items impacted results from continuing operations. A pre-tax loss of $12.7 million was recognized from the sale of HELOC upon which the borrower had not drawn funds. The loss represents deferred loan origination costs, generally recognized over the life of the loan, which were recognized when the line of credit was sold. Mortgage banking experienced foreclosure losses and other expenses related to nonprime mortgage loans. In addition, expenses associated with devaluing inventories, consolidating operations and closing offices, incremental expenditures on technology, and compensation expense related to early retirement, severance and retention were recognized in 2006 but will reduce costs and should improve performance going forward.

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

INCOME STATEMENT REVIEW

For the first nine months of 2006, total revenues were $1,610.0 million, a decrease of 6 percent from $1,718.8 million in 2005. Noninterest income for the first nine months of 2006 was $859.1 million and contributed 53 percent to total revenues as compared to $989.6 million, or 58 percent of total revenues in 2005.

Mortgage banking fee income decreased 21 percent to $291.6 million from $368.2 million. During this period, fees from the origination process decreased 21 percent to $247.4 million from $311.2 million for 2005 as loans sold into the secondary market decreased 22 percent. Additionally, mortgage loan originations decreased to $20.7 billion in 2006 from $27.7 billion in 2005 as refinance activity dropped 36 percent.

Total mortgage servicing fees increased 19 percent or $38.4 million to $244.3 million in 2006 from $205.9 million in 2005 reflecting 7 percent growth in the servicing portfolio and an increase in the mix of higher fee products. Changes in the value of MSR due to factors other than runoff net of hedge results reflected a net loss of $10.7 million in 2006 as compared to a net gain of $68.0 million in 2005. Specifically, significant flattening of the yield curve reduced net interest income derived from swaps utilized to hedge MSR. Although the value of MSR that prepaid this year was more valuable than a year ago, overall prepayments declined with lower refinance activity. The MSR value due to runoff negatively impacted servicing revenue by $191.4 million in 2006 compared to $199.5 million last year. In addition, decreased option expense on servicing hedges resulted in a $22.1 million increase in servicing income compared to 2005. See Table 2 - Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.

Noninterest income from capital markets increased 7 percent to $290.2 million from $272.1 million for 2005 reflecting increased fees from investment banking and structured finance activities partially offset by a decline in fees from fixed income products. Deposit transactions and cash management fees increased 10 percent, or $11.2 million, to $125.3 million, reflecting deposit growth and pricing initiatives. Net securities losses of $68.6 million were primarily related to the restructuring of the investment portfolio in the first quarter 2006, net of gains from the sale of MasterCard Inc. securities and from venture capital investments, previously mentioned. Other noninterest income decreased 8 percent, or $10.1 million, to $116.4 million. Contributing to this decline was the negative $15.6 million cumulative impact of derivative transactions used in hedging strategies to manage interest rate risk that management determined did not qualify for hedge accounting under the “short cut” method in 2006. Other noninterest income was also impacted by a $9.1 million write-off of net capitalized expenses on HELOC held for sale that prepaid faster than anticipated and a $7.7 million favorable settlement received from an insurance company in 2005.

Net interest income increased 3 percent to $750.9 million from $729.2 million for the first nine months of 2006 while earning assets increased 8 percent to $33.9 billion from $31.5 billion in 2005. The year-to-date consolidated margin decreased to 2.96 percent in 2006 from 3.09 percent in 2005 reflecting a flatter yield curve which resulted in compression of net interest spread.

Total noninterest expense for the first nine months of 2006 increased 8 percent to $1,319.6 million from $1,216.9 million in 2005. Personnel expense increased $22.4 million or 3 percent in 2006, primarily due to higher expenses associated with national expansion initiatives, and an increase in variable compensation associated with the growth in capital markets’ other product revenues. These increases were partially offset by a continued corporate focus on efficiency and reductions in personnel expense in mortgage banking directly related to the contraction in origination revenue. Early retirement, severance and retention costs also contributed to this increase. All other expense categories increased 17 percent or $80.3 million in 2006, which included the estimated settlement costs for a class action lawsuit, occupancy expense, incremental expense growth in the collectible coin business, losses due to certain misrepresentations within a previously identified pool of construction loans, nonprime mortgage loans, dividends on First Tennessee Bank National Association (FTBNA) perpetual preferred stock, consolidating operations, closing offices, and technology. The provision for loan losses increased 17 percent to $60.1 million from $51.5 million in the first nine months of 2005 primarily reflecting loan growth, an expectation of slowing economic growth and recent trends in net charge off levels.

BUSINESS LINE REVIEW

Retail/Commercial Banking
For the first nine months of 2006, pre-tax income increased to $324.8 million from $318.7 million in 2005. Total revenues for the nine-month period were $1,016.2 million, an increase of 8 percent from $942.1 million in 2005. Net interest income increased 8 percent, or $52.7 million as earning assets grew 11 percent. Noninterest income increased 7 percent, or $21.4 million primarily due to increased fees from deposit transactions and cash management, which increased $11.2 million in 2006. In 2005, noninterest income was reduced by $9.1 million resulting from a write-off of the net capitalized expenses on HELOC held for sale that prepaid faster than anticipated. Provision for loan losses increased 17 percent in 2006 to $59.9 million from $51.2 million, reflecting loan growth and an expectation of slowing economic growth. Total noninterest expense for the nine-month period increased 10 percent to $631.5 million from $572.2 million in 2005. The increase in noninterest expense was impacted by costs associated with the coin inventory valuation and closing of retail sites; incremental costs associated with national businesses; losses due to certain misrepresentations within a previously identified pool of construction loans; consolidation of remittance processing operations and office closing; and early retirement and severance costs.

Mortgage Banking
For the first nine months of 2006 Mortgage Banking had a pre-tax loss of $1.7 million compared to a pre-tax gain of $148.4 million in 2005. Total revenues for the nine-month period were $377.4 million, a decrease of 25 percent from $504.4 million in 2005. During this period, fees from the origination process decreased $63.7 million while net servicing income declined $12.3 million. Total noninterest expense for the nine-month period increased 7 percent to $378.9 million from $355.7 million in 2005. Total noninterest expense increased primarily due to the estimated settlement costs for a class action lawsuit, higher level of losses associated with the nonprime origination business and costs associated with branch closings, including lease abandonment and severance expenses.

Capital Markets
For the first nine months of 2006 pre-tax income increased 85 percent to $36.7 million from $19.9 million in 2005. Total revenues for the nine-month period were $289.9 million, an increase of 11 percent from $260.5 million in 2005 reflecting an increase in fees from products other than fixed income, primarily from investment banking and structured finance activities, partially offset by a decline in fees from fixed income products. Total noninterest expense increased 5 percent to $253.2 million from $240.6 million in 2005 primarily due to variable compensation related to the increase in other product revenues.

Corporate
For the first nine months of 2006, Corporate had a pre-tax loss of $129.5 million compared to a pre-tax loss of $36.6 million in 2005. Included in 2006 were net securities losses of $68.6 million primarily related to the restructuring of the investment portfolio in first quarter 2006, net of gains from the sale of MasterCard Inc. securities and from venture capital investments, previously mentioned. Also impacting 2006 was the negative $15.6 million cumulative impact of derivative transactions used in hedging strategies to manage interest rate risk that management determined did not qualify for hedge accounting under the “short cut” method and an increase of $6.4 million related to dividend expense on $300.0 million of FTBNA’s noncumulative perpetual preferred stock.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders’ equity increased 10 percent in third quarter 2006 to $2.4 billion from $2.2 billion, reflecting internal capital generation. Period-end shareholders’ equity was $2.5 billion on September 30, 2006, up 10 percent from September 30, 2005. This increase in shareholders’ equity came principally from retention of net income after dividends and the effects of stock repurchases and option exercises. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders. In order to maintain FHN’s excess capital to well-capitalized status while sustaining strong balance sheet growth, FTBNA has issued approximately $250 million of subordinated notes which qualify as Tier 2 capital under the risk-based capital guidelines since March 31, 2005.

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

Table 7 - Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs
2006
July 1 to July 31	-	-	-	30,498
August 1 to August 31	-	-	-	30,498
September 1 to September 30	-	-	-	30,498
Total	-	-	-
Compensation Plan Programs:
-
A consolidated compensation plan share purchase program was approved on July 20, 2004, and was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On September 30, 2006, the maximum number of shares that may yet be purchased under the program was 28.8 million shares.

Other Programs:
-
A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16, 2001, it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004. On October 19, 2004, the board of directors extended the authorization until December 31, 2007. On September 30, 2006, the maximum number of shares that may yet be purchased under the program was 1.7 million shares.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of September 30, 2006, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7 - Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the CEO and other executive officers of FHN. The Executive Vice President (EVP) of Risk Management oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Senior Credit Policy Committee, Asset/Liability Committee (ALCO), Capital Management Committee and Operational Risk Committee. The Chief Credit Officer, EVP of Interest Rate Risk Management, Chief Financial Officer and EVP of Risk Management chair these committees respectively. Reports regarding Credit, Asset/Liability, Market, Capital Management and Operational Risks are provided to the Credit Policy and Executive and/or Audit Committee of the Board and to the full Board.

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

In addition to the balance sheet impacts, fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. Mortgage banking revenue, which is generated from originating, selling and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand. In general, low or declining interest rates typically lead to increased origination fees and profit from the sale of loans but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence income from originations and sales of loans while servicing-related income may rise due to lower prepayments. The earnings impact from originations and sales of loans on total earnings is more significant than servicing-related income. Net interest income earned on warehouse loans held for sale and on swaps and similar derivative instruments used to protect the value of MSR increases when the yield curve steepens and decreases when the yield curve flattens. In addition, a flattening yield curve typically negatively impacts the demand for fixed income securities and, therefore, Capital Markets’ revenue, as well as trading inventory spreads.

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

Core deposits are a significant source of funding and have been a stable source of liquidity for banks. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. For third quarter 2006 and 2005, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 162 percent and 150 percent, respectively. As loan growth currently exceeds core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position. One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations. During first quarter 2006, FHN sold loans through an on-balance sheet securitization, which is structured as a financing for accounting purposes. FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

FTBNA also has the ability to enhance its liquidity position by issuing preferred equity or incurring other debt. FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, Federal Home Loan Bank borrowings, debt offerings and equity offerings in its management of liquidity.

FTBNA has a bank note program providing additional liquidity of $5.0 billion. This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes. On September 30, 2006, $2.6 billion was available under current conditions through the bank note program as a funding source.

Liquidity has also been obtained through FTBNA’s issuance of 300,000 shares of noncumulative perpetual preferred stock which provided approximately $295 million additional capital. In addition, liquidity has been obtained through issuance of $300.0 million of guaranteed preferred beneficial interests in FHN’s junior subordinated debentures through two Delaware business trusts wholly owned by FHN and through preferred stock issued by an indirect wholly-owned subsidiary of FHN ($45.3 million on September 30, 2006).

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2006 and 2005. Net cash provided by financing activities was the primary contributor to an increase in cash and cash equivalents for both nine-month periods ended September 30, 2006 and 2005. Growth in deposits and the issuance of long-term borrowings provided positive cash flow from financing activities in 2006 and were utilized to fund the balance sheet growth reflected in the net cash used by investing activities. The cash flows from the merchant divestiture, which was accounted for as a discontinued operation, are included in the consolidated results. The sale resulted in a $421.8 million increase in cash and cash equivalents, of which $208.6 million, the gain on the sale, is included in net income. The divestiture of merchant operations is not expected to have a material impact on future liquidity. For the nine months ended September 30, 2006, significant cash flows from investing activities included the sale of $2.3 billion investment securities and the subsequent purchase of $3.8 billion investment securities as the portfolio was repositioned in response to the current interest rate environment. Cash outflows for investing activities also included $1.5 billion due to loan growth. Growth in deposits provided positive cash flows from financing activities in 2005, and these funds were utilized to meet the liquidity needs related to strong loan growth and the acquisition of the fixed income business of Spear, Leeds and Kellogg that was reflected in negative cash flows from investing activities. Earnings represent a significant source of liquidity, consistently providing positive cash flows from operating activities in the nine-month periods ended September 30, 2006 and 2005.

Parent company liquidity is maintained by cash flows from dividends and interest payments collected from subsidiaries, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. Under an effective shelf registration statement on file with the SEC, FHN, as of September 30, 2006, may offer from time to time at its discretion, debt securities, and common and preferred stock aggregating up to $125 million. In addition, $50 million of borrowings under unsecured lines of credit from non-affiliated banks were available to the parent company to provide for general liquidity needs.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS
First Horizon Home Loans originates conventional conforming and federally insured single-family residential mortgage loans. Likewise, FTN Financial Capital Assets Corporation purchases the same types of loans from customers. Substantially all of these mortgage loans are exchanged for securities, which are issued through investors, including government-sponsored enterprises (GSE), such as Government National Mortgage Association (GNMA) for federally insured loans and Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) for conventional loans, and then sold in the secondary markets. Each of the GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. Many private investors are also active in the secondary market as issuers and investors. The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market. To the extent that transferred loans are subsequently determined not to meet the agreed upon qualifications or criteria, the purchaser has the right to return those loans to FHN. In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies). After sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.

FHN’s use of government agencies as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry. During third quarter 2006, $3.3 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Certain of FHN's originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through government agencies. FHN pools and securitizes these non-conforming loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition. These transactions, which are conducted through single-purpose business trusts, are the most efficient way for FHN and other participants in the housing industry to monetize these assets. On September 30, 2006, the outstanding principal amount of loans in these off-balance sheet business trusts was $23.7 billion. Given the significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

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

FHN has processes and management committees in place that are designed to assess and monitor credit risks. Management’s Asset Quality Committee has the responsibility to evaluate its assessment of current asset quality for each lending product. In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs. A primary objective of this committee is to provide information about changing trends in asset quality by region or loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses. The Senior Credit Watch Committee has primary responsibility to enforce proper loan risk grading, to identify credit problems and to monitor actions to rehabilitate certain credits. Management also has a Senior Credit Policy Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues. The committee also recommends credit policies, which are submitted for approval to the Credit Policy and Executive Committee of the Board, and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies. In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty. FHN’s goal is to manage risk and price loan products based on risk management decisions and strategies. Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies. It is management’s objective that both charge-offs and asset write-downs are recorded promptly, based on management’s assessments of current collateral values and the borrower’s ability to repay.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Management, measurement and reporting of operational risk are overseen by the Operational Risk Committee, which is chaired by the EVP of Risk Management. Key representatives from the business segments, legal, shared services, risk management, and insurance are represented on the committee. Subcommittees manage and report on business continuity planning, information technology, data security, insurance, compliance, records management, product and system development, customer complaint, and reputation risks. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee. Emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.

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

Effective January 1, 2006, FHN elected early adoption of SFAS No. 156. This amendment to Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140) requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for servicing rights. FHN elected fair value accounting for all classes of mortgage servicing rights. Accordingly, FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS
When FHN sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount is capitalized as MSR on the Consolidated Condensed Statements of Condition. In 2005 these amounts were included at the lower of cost, net of accumulated amortization, or fair value. The cost basis of MSR qualifying for SFAS No. 133 fair value hedge accounting was adjusted to reflect changes in fair value. With the adoption of SFAS No. 156 on January 1, 2006, these amounts are included at current fair value. The changes in carrying value of MSR are included as a component of Mortgage Banking - Noninterest Income on the Consolidated Condensed Statements of Income.

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

Table 8 - Mortgage Banking Prepayment Assumptions
	Three Months Ended
	September 30
	2006	2005
Prepayment speeds
Actual	16.8%	29.0%
Estimated*	15.0	25.7
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

First Horizon Home Loans engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by an independent third party: a prominent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On September 30, 2006 and 2005, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

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

Hedging the Fair Value of MSR
First Horizon Home Loans enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  Specifically, First Horizon Home Loans enters into interest rate contracts (including swaps, swaptions and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged for economic purposes.

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

MSR subject to SFAS No. 133 hedges totaled $1.2 billion on September 30, 2005. Related derivative net assets were $4.5 million on September 30, 2005. Pursuant to SFAS No. 133, the basis in MSR that qualified for hedge accounting was adjusted for the impact of hedge performance in net servicing income. Included in servicing income in mortgage banking noninterest income for third quarter 2005 was a net loss of $8.2 million, representing fair value hedge ineffectiveness and a net loss of $5.2 million, representing derivative gains from net interest income on swaps, net of time decay, which was excluded from the assessment of hedge effectiveness.

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

Excess Interest (Interest-Only Strips) Fair Value - Residential Mortgage Loans
In certain cases, when First Horizon Home Loans sells mortgage loans in the secondary market, it retains an interest in the mortgage loans sold primarily through excess interest. These financial assets represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees. Consistent with MSR, the fair value of excess interest typically rises as market interest rates increase and declines as market interest rates decrease. Additionally, similar to MSR, the market for excess interest is limited, and the precise terms of transactions involving excess interest are not typically readily available. Accordingly, First Horizon Home Loans relies primarily on a discounted cash flow model to estimate the fair value of its excess interest.

Estimating the cash flow components and the resultant fair value of the excess interest requires First Horizon Home Loans to make certain critical assumptions based upon current market and loan production data. The primary critical assumptions used by First Horizon Home Loans to estimate the fair value of excess interest include prepayment speeds and discount rates, as discussed above. First Horizon Home Loans' excess interest is included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of mortgage banking income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of Excess Interest
First Horizon Home Loans utilizes derivatives (including swaps, swaptions and mortgage forward sales contracts) that change in value inversely to the movement of interest rates to protect the value of its excess interest as an economic hedge. Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of excess interest are included in current earnings in mortgage banking noninterest income as a component of servicing income. Excess interest is included in trading securities with changes in fair value recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.

The extent to which the change in fair value of excess interest is offset by the change in fair value of the derivatives used to hedge this asset depends primarily on the hedge coverage ratio maintained by First Horizon Home Loans. Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact First Horizon Home Loans’ ability to effectively hedge certain components of the change in fair value of excess interest and could result in significant earnings volatility.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.0 billion and $.5 billion on September 30, 2006 and 2005, respectively. The balance sheet impacts of the related derivatives were net liabilities of $5.7 million on September 30, 2006, and net assets of $2.1 million on September 30, 2005. For third quarter 2006, net losses of $1.0 million compared to net gains of $.4 million for third quarter 2005, representing the hedge ineffectiveness of these fair value hedges, were recognized as a component of gain or loss on sale of loans.

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower. First Horizon Home Loans enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitment from changes in value due to changes in interest rates. Under SFAS No. 133 interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Interest rate lock commitments generally have a term of up to 60 days before the closing of the loan. The interest rate lock commitment, however, does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, First Horizon Home Loans makes estimates of expected "fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Note that once a loan is closed, the risk of fallout is eliminated and the associated mortgage loan is included in the mortgage loan warehouse.

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

For the periods ended September 30, 2006 and 2005, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower. Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in a net asset with an estimated fair value of $18.4 million on September 30, 2006, and a net liability with an estimated fair value of $7.8 million on September 30, 2005.

FORECLOSURE RESERVES
As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On September 30, 2006 and 2005, $3.0 billion and $3.2 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk. Additionally, on September 30, 2006 and 2005, $5.1 billion and $6.0 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances. On September 30, 2006 and 2005, $130.4 million and $165.1 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults. Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On September 30, 2006 and 2005, the foreclosure reserve was $14.8 million and $16.8 million, respectively. The decrease in the foreclosure reserve is attributable to the decline in the limited and full recourse portfolios. This decrease was partially offset by increased reserves for loans sold with recourse for early payment default. The servicing portfolio has grown from $93.6 billion on September 30, 2005, to $100.6 billion on September 30, 2006.

ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. This critical accounting estimate applies primarily to the Retail/Commercial Banking segment. The Credit Policy and Executive Committee of FHN’s board of directors reviews quarterly the level of the allowance for loan losses.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. There have been no significant changes to the methodology for the quarters ended September 30, 2006 and 2005.

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

OTHER

ACCOUNTING CHANGES

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization would require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. FHN is currently assessing the financial impact of adopting SFAS No. 155.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued. FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements. Adoption of FIN 48 requires a cumulative effect adjustment to the beginning balance of retained earnings for differences between the tax benefits recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. FHN is continuing to assess the effects of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a hierarchy to be used in performing measurements of fair value. SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. Additionally, SFAS No. 157 provides expanded disclosure requirements about fair value measurement. SFAS No. 157 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which financial statements have not been issued. FHN is currently assessing the financial impact of adopting SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of condition. SFAS No. 158 does not change measurement or recognition requirements for periodic pension and postretirement costs. SFAS No. 158 also provides that changes in the funded status of a defined benefit postretirement plan should be recognized in the year such changes occur through comprehensive income. Additionally, SFAS No. 158 requires that the annual measurement date of a plan’s assets and liabilities be as of the date of the financial statements. Upon adoption of SFAS No. 158, unrecognized transition assets and obligations, unrecognized actuarial gains and losses, and unrecognized prior service costs and credits will be recognized as a component of accumulated other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, for funded status recognition and related disclosure requirements, with a one-time adjustment to the statement of condition. For measurement date requirements, SFAS No. 158 is effective for fiscal years ending after December 15, 2008. FHN expects a reduction in equity of between $60 million and $90 million upon adoption of SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108). SAB No. 108 requires that companies assess the impact on both the balance sheet and income statement when quantifying and evaluating the materiality of a misstatement. Under SAB No. 108, adjustment of financial statements is required when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Upon adoption, prior year errors, which had previously been considered immaterial but are considered material based on the guidance in SAB No. 108, should be recognized by either restating prior year financial statements or recording a one-time transitional cumulative effect adjustment to retained earnings. SAB No. 108 is effective for annual periods ending after November 15, 2006. FHN is currently assessing the guidance of SAB No. 108.

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB. EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements as such obligations are not effectively settled upon entering into the related insurance arrangements. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning retained earnings. FHN is currently assessing the financial impact of adopting EITF 06-4.

In September 2006, the consensus reached in EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5) was ratified by the FASB. EITF 06-5 provides that in addition to the recognition of an asset for the amount that could be realized for a life insurance contract as of the balance sheet date, the amount recognized should also take into consideration certain other amounts included in a policy’s contractual terms. Additionally, EITF 06-5 requires that the determination of the amount that could be realized under an insurance contract be performed at the individual policy level. EITF 06-5 is effective January 1, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning retained earnings. FHN does not anticipate that the effect of adopting EITF 06-5 will be material to its results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 33-58, (b) the section entitled “Risk Management - Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2005 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 1 to the Consolidated Financial Statements included in FHN’s 2005 Annual Report to shareholders.

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

Part II.

OTHER INFORMATION

Items 1, 1A, 3, 4 and 5

As of the end of the third quarter 2006, the answers to Items 1, 1A, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable
(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I - First Horizon National Corporation - Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 46.

Item 6  Exhibits

(a)  Exhibits.

 Exhibit No.                     Description

3.2	Bylaws of the Corporation, as amended and restated as of October 18, 2006, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

4	Instruments defining the rights of security holders, including indentures.*

10.4(e)**
Form of Notice of 2006 LTIP award, used for mid-year awards, under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(e) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

10.5(n)**	Sections of Director Policy pertaining to compensation and retirement, incorporated herein by reference to Exhibit 10.5(n) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

10.6(c)**
Capital Markets Incentive Compensation Plan, in which Mr. Mark Medford participates. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission. In accordance with the Corporation’s bylaws, the Corporation’s Board Compensation Committee’s charter, and action of that Committee on July 18, 2006, Mr. Medford’s 2006 bonus will be subject to final review and approval by the Chief Operating Officer and the Compensation Committee.

10.8**	Survivor Benefits Plan, as amended and restated July 18, 2006.

10.19**
Form of Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes, incorporated herein by reference to Exhibit 10.19 to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

10.20**	Description of 2006 salary rate for Mr. Mark Medford.

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

FIRST HORIZON NATIONAL CORPORATION
(Registrant)
DATE: November 8, 2006	By:	/s/ Marlin L. Mosby III
Marlin L. Mosby III
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

 Exhibit No.                     Description

3.2	Bylaws of the Corporation, as amended and restated as of October 18, 2006, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

4	Instruments defining the rights of security holders, including indentures.*

10.4(e)**
Form of Notice of 2006 LTIP award, used for mid-year awards, under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(e) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

10.5(n)**	Sections of Director Policy pertaining to compensation and retirement, incorporated herein by reference to Exhibit 10.5(n) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

10.6(c)**
Capital Markets Incentive Compensation Plan, in which Mr. Mark Medford participates. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission. In accordance with the Corporation’s bylaws, the Corporation’s Board Compensation Committee’s charter, and action of that Committee on July 18, 2006, Mr. Medford’s 2006 bonus will be subject to final review and approval by the Chief Operating Officer and the Compensation Committee.

10.8**	Survivor Benefits Plan, as amended and restated July 18, 2006.

10.19**
Form of Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes, incorporated herein by reference to Exhibit 10.19 to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

10.20**	Description of 2006 salary rate for Mr. Mark Medford.

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