Form 10-K
period 2006-12-31
FIRST HORIZON NATIONAL CORP
filed 2007-02-28
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
- or -
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   X    YES        NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        YES     X   NO

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
  X  Large Accelerated Filer ___ Accelerated Filer ___ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        YES     X   NO

At June 30, 2006, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $4.9 billion.

At January 31, 2007, the registrant had 125,330,266 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the 2006 Annual Report to shareholders – Parts I, II, and IV

     Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/17/07– Part III

PART I

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2006 Annual Report to Shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2006 Annual Report to shareholders.

ITEM 1
BUSINESS

General.

          First Horizon National Corporation (the “Corporation,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2006, the Corporation had total assets of $37.9 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies and ranked 27th nationally.

          Through its principal subsidiary, First Tennessee Bank National Association (the “Bank”), and its other banking-related subsidiaries, the Corporation provides diversified financial services through four business segments. The segments reflect the common activities and operations of aggregated business segments across the various delivery channels: Retail/Commercial Banking, Mortgage Banking, and Capital Markets. In addition, the Corporate segment provides essential support within the Corporation. The percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) ascribed to each of our segments for the past three years was: Retail/Commercial Banking, 63% (2006), 56% (2005), and 51% (2004); Mortgage Banking, 22% (2006), 28% (2005), and 29% (2004); Capital Markets, 17% (2006), 15% (2005), and 18% (2004); and Corporate, (2)% (2006), 1% (2005), and 2% (2004). Financial and other additional information concerning our segments appears in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report to shareholders. During 2006 approximately 54% of revenues were provided by fee income and approximately 46% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

          The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2006 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.2 billion and contributed substantially all of consolidated net income from continuing operations. At December 31, 2006, the Bank had $37.6 billion in total assets, $20.2 billion in total deposits, and $21.9 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2006.

          On December 31, 2006, the Corporation’s subsidiaries had over 600 business locations in 46 states, excluding off-premises ATMs. Most of those locations were bank financial centers, mortgage offices, national construction offices, and FTN Financial offices. At December 31, 2006, the Bank had 229 financial centers (sometimes referred to as financial center level 5, or FC5, bank branch locations) in six states: 187 FC5s in 17 Tennessee counties, including all of the major metropolitan areas of the state; 11 FC5s in Georgia; 4 FC5s in Maryland; 8 FC5s in Mississippi; 10 FC5s in Texas; and 9 FC5s in Virginia. Nearly all FC5 bank branch locations have on-premises ATMs. The Bank also has off-premises ATMs in its banking markets as well as in several mortgage offices. At December 31, 2006, First Horizon Home Loan Corporation, a subsidiary of the Bank with principal offices in the Dallas, Texas metropolitan area, and its affiliates provided mortgage banking services through 356 offices in 45 states. These offices include 40 national construction offices, as well as satellite branches. First Horizon Home Loan Corporation ranked in the top 25 nationally in mortgage loan originations, and in the top 20 nationally in mortgage loan servicing, at December 31, 2006 as reported by Inside Mortgage Finance. Many banking products and services are offered through many of the mortgage offices, though some products and services are available only through the Bank’s FC5 locations. FTN Financial products and services, at December 31, 2006, were offered through 18 offices in 15 states, and FTN Financial Capital Markets, a division of the Bank, ranked as one of the leading underwriters of U.S. agency debt.

          At December 31, 2006, the Corporation provided the following services through its subsidiaries:

  general banking services for consumers, businesses, financial institutions, and governments mortgage banking services

  through FTN Financial – sales, trading, and underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; distribution of mortgage loans; advisory services; equity sales, trading, and research; and various investment banking services transaction processing – nationwide check clearing services and remittance processing trust, fiduciary, and agency services

  credit card products

  discount brokerage and full-service brokerage

  venture capital

  equipment finance

  investment and financial advisory services

  mutual fund sales as agent

  retail and commercial insurance sales as agent

  private mortgage reinsurance

  services related to health savings accounts

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

          All of the Corporation’s operating subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc., First Tennessee Advisory Services, a separately identifiable department of the Bank, FTN Midwest Asset Management Corp., and First Tennessee Brokerage, Inc. are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., FTN Financial Securities Corp. and FTN Midwest Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. Pursuant to federal law, First Horizon Home Loan Corporation is regulated by the Comptroller and, under regulations promulgated by the Comptroller, is exempt from licensing as a mortgage lender in all states where it does business. First Tennessee Insurance Services, Inc. (“FTIS”) and First Horizon Insurance Services, Inc. (“FHIS”) are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a monoline insurance company. FT Insurance Corporation is licensed as an insurance agency in Alabama. Synaxis Group, Inc.’s subsidiaries, which include Polk & Sullivan Group, Inc., Synaxis Insurance Services, Inc., Synaxis Risk Services, Inc., and Merritt & McKenzie, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corp., FTN Midwest Securities Corp., FTN Midwest Asset Management Corp., FHIS, FTIS, and all of the subsidiaries listed in the preceding sentence are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.

          Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2006.

          Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

          The Corporation does not experience material seasonality. The Corporation does experience a degree of seasonal variation in revenues and expenses associated primarily with its mortgage banking business, with the result that pre-tax earnings for that business typically are somewhat lower in the late fall and winter and somewhat higher in the late spring and summer.

          At December 31, 2006, the corporation and its subsidiaries had 12,398 employees, or 12,131 full-time-equivalent employees, not including contract labor for certain services.

          For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections contained in pages 3 through 52 of the Corporation’s 2006 Annual Report to shareholders, which sections are incorporated herein by reference.

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

          In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2006, the Corporation estimates that it held approximately 20.7% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “- Interstate Banking and Branching Legislation” below.

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

          At December 31, 2006, under dividend restrictions imposed under applicable federal laws, the Bank, without obtaining regulatory approval, could legally declare aggregate dividends of approximately $642.7 million.

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

          Capital Adequacy

          The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less any amounts of goodwill, other intangible assets, and other items that are required to be deducted (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2006, the Corporation’s consolidated Total Capital and Tier 1 Capital ratios were 13.21% and 8.87%, respectively.

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

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2006, was 6.94%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2006. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

          Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “––Prompt Corrective Action” at page 8.

          In 1999, the Basel Committee on Banking Supervision launched its efforts to develop an improved capital adequacy framework by issuing its proposals to revise the 1988 Capital Accord. The new capital framework (Basel II) would consist of minimum capital requirements, a supervisory review process, and the effective use of market discipline. Basel II would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy, encourage early supervisory intervention when a bank’s capital position deteriorates, and call for detailed disclosure of a bank’s capital adequacy and how it evaluates its own capital adequacy.

          In June 2004, the Basel Committee issued its final framework. In September 2006 the U.S. regulators published a revised Notice of Proposed Rulemaking for Basel II. Under the proposed rules the Corporation would not be considered a core bank that would be required to implement the new rules but could evaluate whether to opt in. For those non-core banks that do not opt in, a Notice of Proposed Rulemaking (NPR) was issued in December 2006, known as Basel IA, which proposed certain revision to the current Basel I capital rules. The regulators have coordinated the issuance of the Basel II NPR with the issuance of a Basel IA NPR in a manner that will allow for some overlap in the comment period through March 2007 to allow the effects of the two proposals to be evaluated side by side. The Corporation cannot predict at this time the final form the U.S. Regulators’ rules will take, or the effect they would have on the financial condition or results of operations of the Bank or the Corporation. The Corporation intends to continue to monitor the evolution of the proposed rulemaking and its potential impacts to the Corporation and the industry.

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

          The Corporation believes that at December 31, 2006, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

          Interstate Banking and Branching Legislation

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized two methods of interstate expansion by banks and bank holding companies without geographic limitation.

          According to IBBEA, a bank may merge with a bank in another state and continue to operate the merged bank’s branches as interstate branches. IBBEA allowed states to opt out of allowing the operation of interstate branches pursuant to merger transactions, if they did so by May 31, 1997. Two states, Texas and Montana, enacted such opt-out legislation, but both of these states have since enacted legislation to allow interstate branching through merger transactions. Tennessee did not opt out of interstate branching.

          For merger transactions, states may impose restrictions on such transactions. Many states have requirements for a minimum period of time that a bank must have been in existence before a merger is allowed. According to IBBEA, the maximum period allowed for such age restrictions is five years. Additionally, national and state deposit concentration limits apply to interstate mergers.

          IBBEA also provides that a bank may establish and operate a de novo branch or acquire an existing branch in a state in which a bank is not headquartered and does not maintain a branch if the host state permits de novo branching. Various states permit de novo branching, and some states require reciprocal branching statutes to allow de novo branching. Tennessee permits de novo branching on a reciprocal basis.

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

          FDIC Insurance Assessments; DIFA

          The Deposit Insurance Fund (“DIF”) was formed in March 2006 when the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund pursuant to the the Federal Deposit Insurance Reform Act of 2005 (“2005 Reform Act”). The FDIC insurance premium charged on bank deposits insured by the DIF ranged from 0 to 27 cents per $100 of deposits, depending on the institution’s risk classification, based on capital and supervisory risk factors. In late 2006 the FDIC adopted new regulations that change the risk category and DIF premium structures beginning in 2007. The new rates are based on four new Risk Categories that in turn are based on asset size as well as capital, supervisory, credit, and other risk factors. Somewhat different factors are used for institutions in different situations. The new rates range from 5 to 7 cents per $100 of deposits for institutions in Risk Category I, up to 43 cents for institutions in Risk Category IV. As part of the 2005 Reform Act, Congress provided credits to certain institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves; as a result, an institution may have credits reduce or eliminate DIF premiums in 2007.

          The Deposit Insurance Funds Act of 1996 (“DIFA”) provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the DIF to pay for the cost of Financing Corporation (“FICO”) bonds. All banks are assessed to pay the interest due on FICO bonds. The FICO assessment cost to the Corporation on an annual basis is immaterial.

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

          Certain of the Corporation’s subsidiaries and a division of the Bank are registered investment advisers who are regulated under the Investment Advisers Act of 1940. Advisory contracts with clients automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained.

          In early 2007, the SEC and Federal Reserve Board proposed regulations that would expand significantly the SEC’s ability to regulate securities businesses conducted by banks and their subsidiaries. Regulation by the SEC could affect how the Corporation conducts those businesses in the future. Those regulations were proposed in response to a Congressional mandate in the Financial Services Regulatory Relief Act of 2006.

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

Competition.

          The Corporation and its subsidiaries face substantial competition in all aspects of the businesses in which they engage from national and state banks located in Tennessee and large out-of-state and non-U.S. banks as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, and others. For certain information on the competitive position of the Corporation and the Bank, refer to the “General” subsection above of this Item 1. Also, refer to the subsections entitled “Supervision and Regulation” and “Effect of Governmental Policies,” both of which are relevant to an analysis of the Corporation’s competitors. Due to the intense competition in the financial services industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds.

          Specific reference is made to the Management’s Discussion and Analysis and Glossary sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 52 (including pages 25 through 28) of the Corporation’s 2006 Annual Report to shareholders, which sections are incorporated herein by reference.

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

Statistical Information Required by Guide 3.

          The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections set forth at pages 3 through 52 of the Corporation’s 2006 Annual Report to shareholders. Certain information not contained in the 2006 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)
Investment Portfolio
(Dollars in thousands)	2006	2005	2004
Government agency issued
mortgage-backed securities &
collateralized mortgage obligations	$3,340,864	$2,525,865	$2,391,162
U.S. Treasuries	50,363	41,113	41,244
Other U.S. government agencies*	245,140	133,918	40,959
States and municipalities	1,769	2,525	8,268
Other	252,284	209,065	199,364
Total	$3,890,420	$2,912,486	$2,680,997
* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. government.

Loan Portfolio
(Dollars in thousands)	2006	2005	2004	2003	2002
Commercial:
Commercial, financial and industrial	$7,201,009	$6,578,117	$5,560,736	$4,502,917	$4,134,158
Real estate commercial	1,136,590	1,213,052	960,178	968,064	1,037,341
Real estate construction	2,753,458	2,108,121	1,208,703	690,402	551,449
Retail:
Real estate residential	7,973,313	8,368,219	7,259,019	6,847,924	4,745,675
Real estate construction	2,085,133	1,925,060	1,035,562	527,260	342,127
Other retail	161,178	168,413	168,806	212,362	286,069
Credit card receivables	203,307	251,016	248,972	272,398	272,994
Real estate loans pledged against other
collaterized borrowings	590,917	-	-	-	-
Total	$22,104,905	$20,611,998	$16,441,976	$14,021,327	$11,369,813
Certain previously reported amounts have been reclassified to agree with current presentation.

Short-Term Borrowings
(Dollars in thousands)	2006	2005	2004
Federal funds purchased and securities sold under
agreements to repurchase	$4,961,799	$3,735,742	$3,247,048
Commercial paper	5,619	10,695	23,712
Trading liabilities	789,957	793,638	426,343
Other short-term borrowings	1,252,894	791,322	116,064
Total	$7,010,269	$5,331,397	$3,813,167

Maturities of Certificates of Deposit $100,000 and more on December 31, 2006

	0-3	3-6	6-12	Over 12
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposit
$100,000 and more	$4,974,798	$198,446	$161,715	$1,182,670	$6,517,629

Contractual Maturities of Commercial & Real Estate Construction Loans on December 31, 2006

		After 1 Year
(Dollars in thousands)	Within 1 Year	Within 5 Years	After 5 Years	Total
Commercial, financial and industrial	$4,152,418	$2,422,492	$626,099	$7,201,009
Real estate commercial	415,970	568,088	152,532	1,136,590
Commercial real estate construction	2,075,577	677,881	-	2,753,458
Retail real estate construction	2,070,235	14,898	-	2,085,133
Total	$8,714,200	$3,683,359	$778,631	$13,176,190
For maturities over one year:
Interest rates - floating		$2,272,507	$368,021	$2,640,528
Interest rates - fixed		1,410,852	410,610	1,821,462
Total		$3,683,359	$778,631	$4,461,990

ITEM 1A
RISK FACTORS

          This item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile, or eventually impact our financial results. The risks we face generally are similar to those experienced, to varying degrees, by all financial services companies.

          Our strategies and management’s ability to react to changing competitive and economic environments have enabled us historically to compete effectively and manage risks to acceptable levels. However, our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have established an enterprise-wide risk management committee that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure.

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

          Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond any company's control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations; inflation or deflation; investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness of our hedging practices; technology; demand for our product offerings; new products and services in the industries in which we operate; and critical accounting estimates.

          Other factors are those inherent in originating and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, the National Association of Securities Dealers, Inc. and its affiliates, and other regulators; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. We assume no obligation to update any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ because of one or more factors, including those presented below, in other sections of this report, or in material incorporated by reference into this report. Readers of this report should carefully consider the factors discussed in this Item below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

          Like all financial services companies, we compete for customers. Our primary areas of competition include: retail and commercial deposits and bank loans, wealth management, home mortgage loans and lines of credit, mortgage servicing, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, and other financial services companies that serve the markets which we serve. We expect that competition will continue to grow more intense with respect to most of our products and services. For additional information regarding competition for customers, refer to the “Competition” heading of Part I, Item 1 beginning on page 11 of this report.

          While we face competition for customers, we also compete for financial capital (see “Financing, Funding, and Liquidity Risks” beginning on page 18 of this report) and to acquire and retain the human capital we need to thrive. Labor markets change over time; the segments of that market most useful to us may contract with demographic shifts relating to age, birth rates, education levels, geography, local or regional economic conditions, and other factors. Some of the keys to our ability to manage our competitive challenges are:

  Our leading position in many of our markets and business lines

  Our historical growth and retention of consumer and business customers

  Historically strong employee value and loyalty ratings and national workplace recognition resulting in attraction and retention of high performing employees

          Using those factors and others, we have focused on the delivery of products and services in a manner that maximizes the value our customers obtain from their relationships with us, and we have developed strategies that have enabled us to gain market share in our targeted markets over time. We also have developed strategies to attract customers and talent that are displaced when competitors merge.

Growth Risks

          Every organization faces risks associated with growth. Our growth in recent years has resulted primarily from a combination of: our national expansion strategy in banking; acquisition of customers from competitors that have merged with each other; and targeted non-bank business acquisitions.

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

  our ability to attract and retain commercial and other non-mortgage customers;

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

          To the extent we engage in bank or non-bank business acquisitions, we face various risks associated with that practice, including:

  our ability to identify, analyze, and correctly assess the contingent risks in the acquisition and to price the transaction appropriately;

  our ability to integrate the acquired company into our operations quickly and cost-effectively;

  our ability to integrate the name recognition and goodwill of the acquired company with our own; and,

  our ability to retain customers and key employees of the acquired company.

          To grow effectively, sometimes a company must consider disposing of businesses or units that no longer fit into management’s plans for the future. Key risks associated with dispositions include:

  our ability to price the transaction appropriately and otherwise negotiate appropriate terms;

  our ability to identify and implement key customer and other transition actions to avoid or minimize negative effects on retained businesses; and

  our ability to assess and manage any loss of synergies that the disposed business had with our retained businesses.

Credit Risks

          Like all other lenders, we face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss. In our business some level of credit loss is unavoidable and overall levels of credit loss can vary over time. In 2006, for example, indicators of credit strength for us began the year at unusually strong levels but moderated throughout the year, roughly paralleling a similar trend in the financial services industry. Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying our loan portfolio and managing its granularity, and by recording and managing an allowance for expected loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We also record loan charge-offs in accordance with accounting and regulatory guidelines and rules. These guidelines and rules could change and cause charge-offs to increase for reasons related or unrelated to the underlying performance of our portfolio; such changes by the OCC and other banking agencies have been common in recent years. This risk is shared with all financial institutions. The models and approaches we use to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on our experience originating loans and servicing loan portfolios. Additional information concerning credit risks and our management of them is set forth under the captions “Credit Risk Management” beginning on page 29, “Foreclosure Reserves” beginning on page 43, and “Allowance for Loan Losses” beginning on page 44, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Risk From Economic Downturns and Changes

          Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit products, fixed income products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services such as (for example) changes in interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, or national) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, and lower fees from transactions and services. These risks are faced by all financial services companies and we have in place processes and tools that we believe allow us to monitor and manage those risks.

Hedge Risks

          In the normal course of our businesses, including (among others) banking, mortgage, and capital markets, we attempt to create partial or full economic hedges of various financial risks. We do that primarily by using derivative instruments or by engaging in business activities that are countercyclical to the risks at issue. Our hedging activities are discussed in more detail in various places under the following captions of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report: “Risk Management,” beginning on page 23; and, “Critical Accounting Policies,” beginning on page 38. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Although we actively manage those risks, unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

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

          Damage to our reputation could hinder our ability to access the capital markets, could hamper our ability to attract new customers and retain existing ones, could create or aggravate regulatory difficulties, and could undermine our ability to attract and retain talented employees, among other things. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk.

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

          In addition, we outsource some of our operational functions to third parties. Those third parties may experience similar errors or disruptions that could adversely impact us and over which we may have limited control and, in some cases, limited ability to quickly obtain an alternate vendor. To the extent we increase our reliance on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult.

          Failure to build and maintain the necessary operational infrastructure, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, or noncompliance with applicable laws or regulatory standards. Operational risk is specifically managed through internal monitoring, measurement, and assessment by line management and oversight of processes by top management; regulatory guidance for mitigating operational risk is followed. Additional information concerning operational risks and our management of them appears under the caption “Operational Risk Management” beginning on page 29 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Financing, Funding, and Liquidity Risks

          Management of liquidity and related risks is a key function for our business. Additional information concerning liquidity risk management is set forth under the caption “Liquidity Management” beginning on page 25 of the Management’s Discussion and Analysis of Results of Operations and

Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

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

          We depend significantly on our ability to sell or securitize first and second mortgage loans and home equity line of credit loans (which we refer to as HELOC). Those actions involve the sale of whole loans or of beneficial interests in loans. Although the market for loans is substantial, if it experiences difficulties we may be unable to sell or securitize our mortgage or HELOC loans at favorable pricing levels, or at all. If we were unable to continue to sell or securitize our loans at current levels, we would seek alternative funding sources to fund loan originations and meet our other liquidity needs. If we were unable to find cost-effective and stable alternatives, that failure could negatively impact our liquidity and could potentially increase our cost of funds and lower our loan growth.

          When we sell or securitize mortgage and HELOC loans, we sometimes do so with limited or full recourse, which means, in effect, that we will take some or significant financial responsibility for the loan if it defaults. Additional information concerning these risks is set forth under the caption “Foreclosure Reserves” beginning on page 43 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report. In many instances, we sell or securitize loans with no recourse. However, if a loan sold with no recourse defaults, we could still bear responsibility to the buyer in many cases if the loan defaults shortly after the sale, typically in the first 90 days, or if the loan did not conform to representations we made to the buyer at the time of sale. We manage the early default risk through our credit review processes, and we manage the risk of non-conformity through origination and documentation controls and procedures, and through post-closing quality control processes.

          Rating agencies assign credit ratings to issuers and their debt. In that role, agencies directly affect the availability and cost of our funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. Currently, all three rating agencies rate the unsecured senior debt of the Corporation and the Bank as investment grade; however, during 2006 all three agencies changed their view of our outlook from ‘stable’ to ‘negative’ even though their ratings did not change. Because we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of funding if our debt ratings were lowered, particularly if lowered below investment grade. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

          Regulatory laws or rules that establish minimum capital levels, regulate deposit insurance, and govern related funding matters for banks could be changed in a manner that could increase our overall cost of capital and thus reduce our earnings.

Interest Rate and Yield Curve Risks

          A significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. Additional information concerning those risks and our management of them appears under the caption “Interest Rate Risk Management” beginning on page 23 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage lending and servicing businesses also are affected by changes in interest rates. Generally, when rates increase, demand for mortgage loans and HELOC decrease (and our revenues from new originations fall), and when rates decrease, demand increases (and our origination revenues increase). In a contrary fashion, when interest rates increase, the value of mortgage servicing rights (MSR) that we retain generally increases, and when rates decline the value of MSR declines. Within our mortgage businesses, therefore, there is a partial natural hedge against ordinary interest rate changes. Additional information concerning those risks and our management of them appears under the caption “Mortgage Servicing Rights and Other Related Retained Interests” beginning on page 39 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage lending business is affected by changes in interest rates in another manner. During the period of loan origination (when loans are in the “pipeline”) and prior to the loan’s sale in the secondary market (when loans are in the “warehouse”), we are exposed to the risk of interest rate changes for those pipeline loans as to which we have agreed to lock in the customer’s mortgage rate and for all warehouse loans that bear a fixed rate. We manage that rate-change risk through hedging activities and other methods. Additional information concerning those risks and our management of them appears under the caption “Pipeline and Warehouse” beginning on page 42 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Like all financial services companies, we face the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are equal, or nearly equal, to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is relatively steep. However, during much of 2006 the yield curve was inverted and the degree of inversion generally worsened as the year progressed. A flat or inverted yield curve tends to decrease net interest margin, as the warehouse yields narrow relative to their short-term funding sources, and it tends to reduce demand for long-term debt securities, adversely impacting the revenues of our capital markets business.

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

Securities Inventories and Market Risks

          Our capital markets business buys and sells various types of securities for its customers. In the course of that business we hold inventory positions and are exposed to certain risks of market fluctuations. In addition, we are exposed to credit risk and interest rate risk associated with debt securities. We manage the risks of holding inventories of securities through certain policies and procedures, including hedging activities related to certain interest rate risks. Additional information concerning those risks and our management of them appears under the caption “Market Risk Management” beginning on page 29 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report, and in the “Credit Risks” discussion beginning on page 16 of this report.

          In addition, we earn fees and other income related to our brokerage business and our management of assets for customers. Declines, disruptions, or precipitous changes in market prices can adversely affect those revenue sources.

Venture Capital Risks

          Our venture capital business is inherently volatile. The companies we invest in tend to be much less mature, smaller, and much more unproven than a typical public company. Accordingly, those investments carry a substantial risk of loss. Venture capital investments also are inherently illiquid. Success in this business can only be assessed in the long term and depends to a very large extent upon the ability of management to find sound investment prospects, negotiate financially appropriate investment terms, and oversee each investment as the company uses the venture capital and develops. In the short term, venture capital losses are not uncommon even if the business proves to be successful in the long term.

Regulatory and Legal Risks

          We operate in a heavily regulated industry and therefore are subject to many banking, deposit, insurance, insurance brokerage, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 3 above, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees we can charge, could restrict our ability to collect loans or realize on collateral, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting our ability to share or receive customer information and increasing our costs. In addition, changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings.

          Some state authorities have challenged the position of the OCC that it is the exclusive regulator of various aspects of national banks or their operating subsidiaries. If one or more of those challenges are successful or if Congress were to change the applicable banking laws, we could be impacted significantly, due, among other things, to possible increased regulatory burdens, governmental and private party actions alleging non-compliance with state law, and the expense of tracking and complying with the different laws and regulations of nearly all 50 states.

          We also face litigation risks from customers (singly or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and we manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with certainty.

Accounting Estimate Risks

          The preparation of our consolidated financial statements in conformity with U.S generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for credit losses and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our mortgage servicing rights, or we may make some other adjustment that will differ materially from the estimates that we make today. For additional information concerning the sensitivity of these estimates, refer to “Critical Accounting Policies” beginning on page 38 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders.

Risks of Expense Control

          Expenses and other costs directly affect our earnings. Our ability to successfully manage expenses is important to our long-term survival. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change or expand, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. We manage expense growth and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes.

Geographic Risks

          Our mortgage and capital markets businesses are national in scope. Our national expansion strategy is making our banking business national as well, with full-service branches in several states and many banking products being sold through mortgage offices across the U.S. At present, however, a disproportionate fraction of our traditional banking business remains grounded in, and depends upon, the major Tennessee markets. As a result, to a greater degree than many of our competitors that operate nationally or in much broader regions, our banking business currently is exposed to adverse economic, regulatory, natural disaster, and other risks that might primarily impact Tennessee and the mid-South region of the U.S.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of Registrant

          The following is a list of executive officers of the Corporation as of February 27, 2007. The executive officers are elected at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified. Except for Mr. Daniel, who was hired in October 2006, and Mr. Rose, who was elected Chairman of the Board in January 2007, each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five fiscal years.

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions
Gerald L. Baker	Chief Executive Officer and President of the Corporation and the
Age: 63	Bank (2007)
From November 2005 to January 2007, Mr. Baker was Chief Operating Officer
of the Corporation and the Bank. Prior to November 2005, Mr. Baker was
Executive Vice President of the Corporation and the Bank and President – First
Horizon Financial Services; and prior to January 2006, Mr. Baker was
President – Mortgage Banking and President and Chief Executive Officer of First
Horizon Home Loan Corporation.

Charles G. Burkett	President – Tennessee and National Banking of the Corporation
Age: 55	and the Bank (2004)
Prior to November, 2005, Mr. Burkett was President – First Tennessee Financial

23

Services and Executive Vice President of the Corporation and the Bank. Prior to
April 2004 Mr. Burkett was President – Retail Financial Services/Memphis
Financial Services.

John M. Daniel	Executive Vice President – Employee Services of the Corporation
Age: 52	and the Bank (2006)
From January 2001 to September 2006, Mr. Daniel was Executive Vice President
in charge of Human Resources for Regions Financial Corporation.

Herbert H. Hilliard	Executive Vice President, Risk Management (2001) and Govern-
Age: 59	ment Relations, and CRA (1988) of the Corporation and the Bank

Harry A. Johnson, III	Executive Vice President (1990) and General Counsel (1988) of
Age: 58	the Corporation and the Bank

James F. Keen	Executive Vice President (2003), Corporate Controller of the
Age: 56	Corporation (1988) and the Bank (2001) and principal accounting officer
Mr. Keen was appointed Chief Financial Officer on an interim basis, from
December 1, 2002 until November 17, 2003.

Peter F. Makowiecki	President – Mortgage Banking of the Corporation and the Bank
Age: 47	(2006)
Mr. Makowiecki also serves as Chief Executive Officer of First Horizon Home
Loan Corporation (since January 2006), and he served as Chief Financial Officer of First Horizon Home Loan Corporation prior to January 2006.

Mark A. Medford	President – FTN Financial of the Corporation and the Bank (2006)
Age: 46	From January 2002 to July 2006 Mr. Medford served as Executive Vice President of the Bank and the chief operating officer of the Bank’s FTN Financial division.

Sarah L. Meyerrose	President – Emerging National Businesses of the Corporation and
Age: 51	the Bank (2006)
From November 2005 to July 2006, Ms. Meyerrose was Executive Vice
President – Operations and Technology of the Corporation and the Bank. From
August 2002 to October 2005, Ms. Meyerrose was Executive Vice President,
Corporate and Employee Services of the Corporation and the Bank. Prior to
August 2002, Ms. Meyerrose was Executive Vice President, Wealth
Management. In addition to these functions, Ms. Meyerrose was in charge of
Employee Services from April 1998 to July 2006.

Marlin L. Mosby, III	Executive Vice President (2002) and Chief Financial Officer (2003)
Age: 43	of the Corporation and the Bank
Prior to November 2003, Mr. Mosby was Executive Vice President-Strategic
Planning and Investor Relations and prior to April 2002, he was Senior Vice
President, Strategic Planning.

John P. O’Connor, Jr.	Executive Vice President of the Corporation (1990) and the Bank
Age: 63	(1987) and Chief Credit Officer (1988)

Michael D. Rose	Chairman of the Board of the Corporation and the Bank (2007)
Age: 64	Mr. Rose is the retired Chairman of Gaylord Entertainment Company, Nashville,
Tennessee, a diversified hospitality and entertainment company. He served as
Chairman of Gaylord Entertainment Company from April 2001 to May 2005. Mr.
Rose has been director of the Corporation and Bank since 1984, and was a non-
employee director until January 2007 when he was appointed Chairman of the
Board.

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

PART II

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2006 Annual Report to Shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2006 Annual Report to shareholders.

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a)      Market for the Corporation’s Common Stock:

          The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2006, there were 7,818 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)	the Summary of Quarterly Financial Information Table (Table 25) (page 47), the Selected Financial and Operating Data Table (page 2), and the “Liquidity Management” subsection (beginning on page 25) of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section contained in the Corporation’s 2006 Annual Report to shareholders,

(ii)	Note 18 to the Consolidated Financial Statements beginning on page 89 of the 2006 Annual Report to shareholders, and

(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on page 4 and 5, respectively, of Item 1 of Part I of this report on Form 10-K.

The Corporation has provided the information required by Item 201(e) of Regulation S-K on page 122 of its 2006 Annual Report to shareholders under the caption “Total Shareholder Return Performance Graph.” That information is not “filed” with this report and is not incorporated by reference herein.

          (b)      Sale of Unregistered Securities:

          On March 1, 2005, FHN purchased all of the outstanding stock of Greenwich Home Mortgage Corporation. A portion of the total purchase price was paid in 2005 to ten shareholders of Greenwich in the form of a total of 90,867 shares of FHN's common stock, par value $0.625 per share, inclusive of shares issued into escrow accounts established under the acquisition agreement. The agreement calls for possible additional shares to be issued over certain periods based on certain actions or results (collectively, “adjustment shares”). During 2006, a total of 12,398 adjustment shares were distributed to Greenwich shareholders pursuant to the agreement. There was no underwriter associated with the privately negotiated transaction. The issuance of FHN shares in connection with the transaction was exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended. Except for such shares, during 2006 the Corporation sold no equity securities without registration under the Securities Act of 1933, as amended.

          (c)      Issuer Repurchases:

          Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to Board authority, the Corporation may repurchase shares from time to time for its stock option and other compensation plans and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Additional information concerning repurchase activity during the final three months of 2006 is presented in Table 13, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section appearing on page 22 of the Corporation’s 2006 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6
SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation’s 2006 Annual Report to shareholders.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-52 and 118-120 of the Corporation’s 2006 Annual Report to shareholders.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item is incorporated herein by reference to the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements, and to the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, both of which appear, respectively, on pages 113-114 and on pages 23-25 of the Corporation’s 2006 Annual Report to shareholders.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table appearing, respectively, on pages 57-117 and on page 47 of the Corporation’s 2006 Annual Report to shareholders.

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

          Management’s Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 53-54 of the Corporation’s 2006 Annual Report to shareholders and are incorporated herein by this reference.

          Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9A(T)
CONTROLS AND PROCEDURES

          Not applicable.

ITEM 9B
OTHER INFORMATION

          There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of 2006 that has not been reported.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation, the Audit Committee of the Corporation’s Board of Directors, members of the Audit Committee, and audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1—Election of Directors” section of the Corporation’s 2007 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to the information provided under the heading “Executive Officers of Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2007 Proxy Statement.

          In 2006 there were no material amendments to the procedures, described in the Corporation’s 2006 Proxy Statement, by which security holders may recommend nominees to the Corporation’s Board of Directors.

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

ITEM 11
EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s 2007 Proxy Statement.

          The Corporation has provided the information required by Item 407(e)(5) of Regulation S-K in its 2007 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

          The information required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated herein by reference to the “Equity Compensation Plan Information” section of the Corporation’s 2007 Proxy Statement, immediately following Vote Item No. 2.

Beneficial Ownership of Corporation Stock

          The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of the Corporation’s 2007 Proxy Statement.

Change in Control Arrangements

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          A portion of the information called for by this Item is incorporated herein by reference to the “Transactions with Related Persons” section of the 2007 Proxy Statement. The Corporation’s independent directors and nominees are identified in the first paragraph of the “Independence and

Categorical Standards” section of the 2007 Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The Audit Committee of the Board of Directors has adopted an Audit and Non-Audit Services Pre-Approval Policy, a copy of which is set forth as part of Appendix D to the Corporation’s 2007 Proxy Statement and is incorporated herein by reference.

          Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the “Vote Item No. 3” section of the 2007 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements:

Page 57*	1.	Consolidated Statements of Condition as of December 31, 2006 and 2005.

Page 58*	2.	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Page 59*	3.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004.

Page 60*	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Pages 61-117*	5.	Notes to the Consolidated Financial Statements

Pages 54-56*	6.	Reports of Independent Registered Public Accounting Firm

*The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation’s 2006 Annual Report to shareholders.

Financial Statement Schedules: Not applicable.

Exhibits:

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

          Exhibits marked with a “+” are filed herewith.

3.1	Amended and Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-04.

3.2	Bylaws of the Corporation, as amended and restated as of January 29, 2007, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated January 29, 2007.

4.1	Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation’s Registration Statement on Form 8-A filed 10-23-98.

4.2	The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2006 Annual Report to shareholders. At December 31, 2006, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.3	Three principal agreements related to a note program for First Tennessee Bank National Association (the “Bank”): (i) form of Distribution Agreement dated February 18, 2005 among the registrant, the Bank, and the agents therein named; (ii) form of Fiscal and Paying Agency Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association; and (iii) form of Interest Calculation Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association. All such agreements are incorporated herein by reference to Exhibit 4(c) to the Corporation’s Current Report on Form 8-K filed February 25, 2005

*Deferral Plans and Related Exhibits

*10.1(a1)	Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation’s 1996 Annual report on Form 10-K.

*10.1(a2)	Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a1) to the Corporation’s Current Report on Form 8-K dated January 16, 2007.

*10.1(b)	Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*10.1(c)	First Tennessee National Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(a) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.1(d)	Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation’s 1997 Annual Report on Form 10-K.

*10.1(e)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(f)	[1991] Bank Advisory Director Deferral Plan, incorporated herein by reference to Exhibit 10(u) to the Corporation’s 2002 Annual Report on Form 10-K.

*10.1(g)	[1997] Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(t) to the Corporation’s 2002 Annual Report on Form 10-K.

*10.1(h)	2002 Bank Director and Advisory Board Member Deferral Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(i)	First Horizon Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8 (No. 333-106015), filed June 11, 2003.

*10.1(j)	FTN Financial Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form S-8 (No. 333-110845), filed December 1, 2003.

*10.1(k)	Form of Deferred Compensation Agreement used under the registrant’s 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to the Corporation’s Current Report on Form 8-K dated January 3, 2005.

*10.1(l)	Description of April 19, 2005 amendments to the First Horizon National Corporation Nonqualified Deferred Compensation Plan (formerly First Tennessee National Corporation Nonqualified Deferred Compensation Plan), incorporated herein by reference to Exhibit 10.1(l) to the Corporation’s Current Report on Form 8-K dated April 19, 2005.

*10.1(m)	Description of changes to options granted in January 2005 to certain employees in connection with deferrals of salary earned in 2004, incorporated herein by reference to Exhibit 10.1(m) to the Corporation’s Current Report on Form 8-K dated October 19, 2005.

*Stock-Based Incentive Plans

*10.2(a)	1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97, and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation’s 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*10.2(b)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(c)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(d)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e)	2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(f)	2003 Equity Compensation Plan, as amended and restated, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 18, 2006, filed March 13, 2006.

*TARSAP/PARSAP Restricted Stock Agreements and Related Documents

*10.3(a)	Form of accelerated (performance based) Restricted Stock Agreement under the 1992 Restricted Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3(a) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(b)	Form of accelerated (performance based) Restricted Stock Agreement under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.3(b) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(c)	Description of performance criteria related to TARSAP/PARSAP awards granted prior to 2005, incorporated herein by reference to Exhibit 10.3(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(d)	Form of 2005 PARSAP Agreement (for the CEO), incorporated herein by reference to Exhibit 10.3(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.3(e)	Form of 2005 PARSAP Agreement (for executive officers other than the CEO), incorporated herein by reference to Exhibit 10.3(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.3(f)	Description of performance criteria related to 2005 PARSAP Agreement, incorporated herein by reference to Exhibit 10.3(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*LTIP Documents

*10.4(a)	Form of Notice of 2003 LTIP award under the 2003 Equity Compensation Plan, with form of related Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.4(a) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, and Baker are the 2006 named executive officers whose bonuses were based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice. Messrs. Hughes and Baker received no Restricted Stock Agreement in connection with their 2003 LTIP awards.

*10.4(b)	Form of Notice of 2004 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(b) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, and Baker are the 2006 named executive officers whose bonuses were based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice.

*10.4(c)	Form of Notice of 2005 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(c) to the Corporation’s 2004 Annual Report on Form 10- K. Messrs. Burkett, Hughes, Makowiecki, and Martin are the 2006 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.4(d)	Form of Notice of 2006 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Messrs. Burkett, Hughes, Makowiecki, and Martin are the 2006 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.4(e)	Form of Notice of 2006 LTIP award, used for mid-year awards, under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(e) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

*Other Stock-Based Incentive Plan Agreements and Related Documents

*10.5(a)	Form of Restricted Stock Agreement for Non-Employee Director used under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation’s Current Report on Form 8-K dated January 18, 2005.

*10.5(b)	April 2003 Restricted Stock Agreement under the 2003 Equity Compensation Plan with J. Kenneth Glass, incorporated herein by reference to Exhibit 10.5(b) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(c)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated herein by reference to Exhibit 10.5(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(d)	Form of Agreement to Exchange Shares for RSUs and Defer Receipt of Shares [relating to Restricted Stock], incorporated herein by reference to Exhibit 10.5(d) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(e)	Form of Stock Option Grant Notice, incorporated herein by reference to Exhibit 10.5(e) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(f)	Form of Stock Option Reload Grant Notification, incorporated herein by reference to Exhibit 10.5(f) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(g)	Form of Stock Option Grant Notice (used for executive officers during 2005), incorporated herein by reference to Exhibit 10.5(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(h)	Form of Restricted Stock Grant Notice (used during 2005), incorporated herein by reference to Exhibit 10.5(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(i)	Form of 2006 Promotional Performance Share Unit grant notice to Mr. Baker, incorporated herein by reference to Exhibit 10.5(i) of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

*10.5(j)	Form of Management Stock Option Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(k)	Form of Management Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(l)	Form of Performance Stock Option Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(m)	Form of Performance Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(n)	Sections of Director Policy pertaining to compensation and retirement, incorporated herein by reference to Exhibit 10.5(n) to the Corporation’s Current Report on Form 8-K dated December 19, 2006.

*10.5(o)+	First Tennessee Stock Option Enhancement Program.

*Management Cash Incentive Plan Documents

*10.6(a)	2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Exhibit 10.6(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.6(b)	Description of certain special retention bonuses to 2006 Named Executive Officers, incorporated herein by reference to Exhibit 10.6(b) of the Corporation’s Current Report on Form 8-K dated February 20, 2007.

          Other Material Contract Exhibits related to Management or Directors

*10.7(a1)	2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 8-K dated April 19, 2005. At February 27, 2007, all of the 2006 named executive officers are parties to this agreement except Mr. Baker. Messrs. Burkett, Makowiecki, Hughes, and Martin are the 2006 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit. Currently, the “salary amount” referred to in Section 5(iv)(C) for all executive officers is to be “three.”

*10.7(a2)	2007 form of change-in-control severance agreement applicable to executive officers, incorporated herein by reference to Exhibit 10.7(a2) to the Corporation’s Current Report on Form 8-K dated February 20, 2007. At February 27, 2007, the 2006 named executive officer who is a party to this agreement is Mr. Baker. Messrs. Burkett and Makowiecki are the 2006 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.7(b)	Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.7(c)+	Description of other compensation and benefit arrangements for the Corporation’s non-employee directors.

*10.7(d)	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.7(e1)	Amended and Restated Pension Restoration Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.7(f)	Jim L. Hughes employment agreement, incorporated herein by reference to Exhibit 10(w) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.7(g)	Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

10.7(h)	[Reserved]

*10.7(i)+	Description of Certain Benefits Available to Executive Officers.

*10.7(j)	Conformed copy of Larry B. Martin Retirement Agreement, incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K dated March 30, 2006.

*10.7(k)	Form of Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes, incorporated herein by reference to Exhibit 10.19 to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

Other Material Contract Exhibits

10.8	Form of master confirmation related to an accelerated stock repurchase of 4 million of the registrant’s common shares on March 1, 2006, incorporated by reference to Exhibit 10.16 to the Corporation’s Current Report on Form 8-K dated March 1, 2006.

10.9	Form of Merchant Asset Purchase Agreement dated January 31, 2006, among several subsidiaries of the registrant and NOVA Information Systems, Inc., incorporated herein by reference to Exhibit 10.18 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission.

10.10	Form of Settlement Agreement related to McLean litigation, incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K dated February 15, 2007.

13+	Pages 2 through 120 of the First Horizon National Corporation 2006 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s 2003 Annual Report on Form 10-K.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Powers of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 28, 2007	By:	/s/ Marlin L. Mosby, III
Marlin L. Mosby, III, Executive Vice President
and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Gerald L. Baker*	Chief Executive Officer, President,	February 28, 2007
Gerald L. Baker	and a Director
(principal executive officer)

Marlin L. Mosby, III*	Executive Vice President and Chief	February 28, 2007
Marlin L. Mosby, III	Financial Officer (principal
financial officer)

James F. Keen*	Executive Vice President and	February 28, 2007
James F. Keen	Corporate Controller (principal
accounting officer)

Michael D. Rose*	Chairman of the Board and a Director	February 28, 2007
Michael D. Rose

Robert C. Blattberg*	Director	February 28, 2007
Robert C. Blattberg

Simon F. Cooper*	Director	February 28, 2007
Simon F. Cooper

J. Kenneth Glass*	Director	February 28, 2007
J. Kenneth Glass

James A. Haslam, III*	Director	February 28, 2007
James A. Haslam, III

R. Brad Martin*	Director	February 28, 2007
R. Brad Martin

Vicki R. Palmer *	Director	February 28, 2007
Vicki R. Palmer

Colin V. Reed*	Director	February 28, 2007
Colin V. Reed

Mary F. Sammons*	Director	February 28, 2007
Mary F. Sammons

William B. Sansom*	Director	February 28, 2007
William B. Sansom

Luke Yancy III*	Director	February 28, 2007
Luke Yancy III

*By: /s/ Clyde A. Billings, Jr.		February 28, 2007
Clyde A. Billings, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

          Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

          Exhibits marked with a “+” are filed herewith.

3.1	Amended and Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-04.

3.2	Bylaws of the Corporation, as amended and restated as of January 29, 2007, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated January 29, 2007.

4.1	Shareholder Protection Rights Agreement, dated as of October 20, 1998, between the Corporation and First Tennessee Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Articles of Amendment designating Participating Preferred Stock, incorporated herein by reference to Exhibits 1, 2, and 3 to the Corporation’s Registration Statement on Form 8-A filed 10-23-98.

4.2	The Corporation and certain of its consolidated subsidiaries have outstanding certain long- term debt. See Note 10 in the Corporation’s 2006 Annual Report to shareholders. At December 31, 2006, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.3	Three principal agreements related to a note program for First Tennessee Bank National Association (the “Bank”): (i) form of Distribution Agreement dated February 18, 2005 among the registrant, the Bank, and the agents therein named; (ii) form of Fiscal and Paying Agency Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association; and (iii) form of Interest Calculation Agreement dated as of February 18, 2005 between the Bank and JPMorgan Chase Bank, National Association. All such agreements are incorporated herein by reference to Exhibit 4(c) to the Corporation’s Current Report on Form 8-K filed February 25, 2005.

*Deferral Plans and Related Exhibits

*10.1(a1)	Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation’s 1996 Annual report on Form 10-K.

*10.1(a2)	Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a1) to the Corporation’s Current Report on Form 8-K dated January 16, 2007.

*10.1(b)	Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*10.1(c)	First Tennessee National Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(a) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.1(d)	Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(m) to the Corporation’s 1997 Annual Report on Form 10-K.

*10.1(e)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(n) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(f)	[1991] Bank Advisory Director Deferral Plan, incorporated herein by reference to Exhibit 10(u) to the Corporation’s 2002 Annual Report on Form 10-K.

*10.1(g)	[1997] Bank Director and Advisory Board Member Deferral Plan, incorporated herein by reference to Exhibit 10(t) to the Corporation’s 2002 Annual Report on Form 10-K.

*10.1(h)	2002 Bank Director and Advisory Board Member Deferral Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-04.

*10.1(i)	First Horizon Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 4(c) to the Corporation’s Registration Statement on Form S-8 (No. 333-106015), filed June 11, 2003.

*10.1(j)	FTN Financial Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form S-8 (No. 333-110845), filed December 1, 2003.

*10.1(k)	Form of Deferred Compensation Agreement used under the registrant’s 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to the Corporation’s Current Report on Form 8-K dated January 3, 2005.

*10.1(l)	Description of April 19, 2005 amendments to the First Horizon National Corporation Nonqualified Deferred Compensation Plan (formerly First Tennessee National Corporation Nonqualified Deferred Compensation Plan), incorporated herein by reference to Exhibit 10.1(l) to the Corporation’s Current Report on Form 8-K dated April 19, 2005.

*10.1(m)	Description of changes to options granted in January 2005 to certain employees in connection with deferrals of salary earned in 2004, incorporated herein by reference to Exhibit 10.1(m) to the Corporation’s Current Report on Form 8-K dated October 19, 2005.

*Stock-Based Incentive Plans

*10.2(a)	1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97, and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation’s 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*10.2(b)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(c)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(d)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e)	2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(f)	2003 Equity Compensation Plan, as amended and restated, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 18, 2006, filed March 13, 2006.

*TARSAP/PARSAP Restricted Stock Agreements and Related Documents

*10.3(a)	Form of accelerated (performance based) Restricted Stock Agreement under the 1992 Restricted Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3(a) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(b)	Form of accelerated (performance based) Restricted Stock Agreement under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.3(b) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(c)	Description of performance criteria related to TARSAP/PARSAP awards granted prior to 2005, incorporated herein by reference to Exhibit 10.3(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(d)	Form of 2005 PARSAP Agreement (for the CEO), incorporated herein by reference to Exhibit 10.3(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.3(e)	Form of 2005 PARSAP Agreement (for executive officers other than the CEO), incorporated herein by reference to Exhibit 10.3(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.3(f)	Description of performance criteria related to 2005 PARSAP Agreement, incorporated herein by reference to Exhibit 10.3(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*LTIP Documents

*10.4(a)	Form of Notice of 2003 LTIP award under the 2003 Equity Compensation Plan, with form of related Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.4(a) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, and Baker are the 2006 named executive officers whose bonuses were based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice. Messrs. Hughes and Baker received no Restricted Stock Agreement in connection with their 2003 LTIP awards.

*10.4(b)	Form of Notice of 2004 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(b) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett, Hughes, and Baker are the 2006 named executive officers whose bonuses were based on a measure of business unit earnings, as described in the bracketed text in Section 5.0 of the Notice.

*10.4(c)	Form of Notice of 2005 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(c) to the Corporation’s 2004 Annual Report on Form 10- K. Messrs. Burkett, Hughes, Makowiecki, and Martin are the 2006 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.4(d)	Form of Notice of 2006 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Messrs. Burkett, Hughes, Makowiecki, and Martin are the 2006 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.4(e)	Form of Notice of 2006 LTIP award, used for mid-year awards, under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(e) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

*Other Stock-Based Incentive Plan Agreements and Related Documents

*10.5(a)	Form of Restricted Stock Agreement for Non-Employee Director used under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation’s Current Report on Form 8-K dated January 18, 2005.

*10.5(b)	April 2003 Restricted Stock Agreement under the 2003 Equity Compensation Plan with J. Kenneth Glass, incorporated herein by reference to Exhibit 10.5(b) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(c)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated herein by reference to Exhibit 10.5(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(d)	Form of Agreement to Exchange Shares for RSUs and Defer Receipt of Shares [relating to Restricted Stock], incorporated herein by reference to Exhibit 10.5(d) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(e)	Form of Stock Option Grant Notice, incorporated herein by reference to Exhibit 10.5(e) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(f)	Form of Stock Option Reload Grant Notification, incorporated herein by reference to Exhibit 10.5(f) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(g)	Form of Stock Option Grant Notice (used for executive officers during 2005), incorporated herein by reference to Exhibit 10.5(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(h)	Form of Restricted Stock Grant Notice (used during 2005), incorporated herein by reference to Exhibit 10.5(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(i)	Form of 2006 Promotional Performance Share Unit grant notice to Mr. Baker, incorporated herein by reference to Exhibit 10.5(i) of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

*10.5(j)	Form of Management Stock Option Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(k)	Form of Management Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(l)	Form of Performance Stock Option Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(l) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(m)	Form of Performance Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(m) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(n)	Sections of Director Policy pertaining to compensation and retirement, incorporated herein by reference to Exhibit 10.5(n) to the Corporation’s Current Report on Form 8-K dated December 19, 2006.

*10.5(o)+	First Tennessee Stock Option Enhancement Program.

*Management Cash Incentive Plan Documents

*10.6(a)	2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Exhibit 10.6(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.6(b)	Description of certain special retention bonuses to 2006 Named Executive Officers, incorporated herein by reference to Exhibit 10.6(b) of the Corporation’s Current Report on Form 8-K dated February 20, 2007.

Other Material Contract Exhibits related to Management or Directors

*10.7(a1)	2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 8-K dated April 19, 2005. At February 27, 2007, all of the 2006 named executive officers are parties to this agreement except Mr. Baker. Messrs. Burkett, Makowiecki, Hughes, and Martin are the 2006 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit. Currently, the “salary amount” referred to in Section 5(iv)(C) for all executive officers is to be “three.”

*10.7(a2)	2007 form of change-in-control severance agreement applicable to executive officers, incorporated herein by reference to Exhibit 10.7(a2) to the Corporation’s Current Report on Form 8-K dated February 20, 2007. At February 27, 2007, the 2006 named executive officer who is a party to this agreement is Mr. Baker. Messrs. Burkett and Makowiecki are the 2006 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.7(b)	Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.7(c)+	Description of other compensation and benefit arrangements for the Corporation’s non-employee directors.

*10.7(d)	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.7(e1)	Amended and Restated Pension Restoration Plan, as amended and restated 4-20-04, incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.7(f)	Jim L. Hughes employment agreement, incorporated herein by reference to Exhibit 10(w) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

*10.7(g)	Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

10.7(h)	[Reserved]

*10.7(i)+	Description of Certain Benefits Available to Executive Officers.

*10.7(j)	Conformed copy of Larry B. Martin Retirement Agreement, incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K dated March 30, 2006.

*10.7(k)	Form of Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes, incorporated herein by reference to Exhibit 10.19 to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

Other Material Contract Exhibits

10.8	Form of master confirmation related to an accelerated stock repurchase of 4 million of the registrant’s common shares on March 1, 2006, incorporated by reference to Exhibit 10.16 to the Corporation’s Current Report on Form 8-K dated March 1, 2006.

10.9	Form of Merchant Asset Purchase Agreement dated January 31, 2006, among several subsidiaries of the registrant and NOVA Information Systems, Inc., incorporated herein by reference to Exhibit 10.18 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission.

10.10	Form of Settlement Agreement related to McLean litigation, incorporated by reference to Exhibit 10. 10 to the registrant’s Current Report on Form 8-K dated February 15, 2007.

13+	Pages 2 through 120 of the First Horizon National Corporation 2006 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s 2003 Annual Report on Form 10-K.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Powers of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)