Form 10-Q
period 2007-03-31
FIRST HORIZON NATIONAL CORP
filed 2007-05-08
CIK 36966

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes       No x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	125,748,602
Class	Outstanding on March 31, 2007

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands)(Unaudited)	2007	2006	2006
Assets:
Cash and due from banks	$896,182	$887,539	$976,619
Federal funds sold and securities
purchased under agreements to resell	1,757,365	1,347,577	1,202,537
Total cash and cash equivalents	2,653,547	2,235,116	2,179,156
Investment in bank time deposits	15,739	25,319	18,037
Trading securities	2,443,342	2,508,615	2,230,745
Loans held for sale	2,921,629	3,579,055	2,873,577
Securities available for sale	3,276,043	2,944,443	3,890,151
Securities held to maturity (fair value of $272 on March 31, 2007; $388 on
March 31, 2006; and $272 on December 31, 2006)	269	383	269
Loans, net of unearned income	22,268,190	21,211,946	22,104,905
Less: Allowance for loan losses	220,806	195,011	216,285
Total net loans	22,047,384	21,016,935	21,888,620
Mortgage servicing rights, net	1,540,041	1,475,448	1,533,942
Goodwill	275,582	281,475	275,582
Other intangible assets, net	61,672	76,666	64,530
Capital markets receivables	1,144,135	858,072	732,282
Premises and equipment, net	445,301	422,346	451,708
Real estate acquired by foreclosure	68,613	48,959	63,519
Discontinued assets	358	56,712	416
Other assets	1,935,111	1,771,431	1,715,725
Total assets	$38,828,766	$37,300,975	$37,918,259

Liabilities and shareholders' equity:
Deposits:
Savings	$3,607,674	$3,218,206	$3,354,180
Time deposits	2,876,257	2,692,046	2,924,050
Other interest-bearing deposits	1,941,422	1,904,235	1,969,700
Certificates of deposit $100,000 and more	8,559,807	8,228,543	6,517,629
Interest-bearing	16,985,160	16,043,030	14,765,559
Noninterest-bearing	5,506,791	5,474,017	5,447,673
Total deposits	22,491,951	21,517,047	20,213,232
Federal funds purchased and securities
sold under agreements to repurchase	3,173,476	4,337,243	4,961,799
Trading liabilities	678,796	766,479	789,957
Commercial paper and other short-term borrowings	819,768	749,979	1,258,513
Term borrowings	5,968,789	4,299,539	5,243,961
Other collateralized borrowings	559,226	299,800	592,399
Total long-term debt	6,528,015	4,599,339	5,836,360
Capital markets payables	1,088,340	941,911	799,489
Discontinued liabilities	32,608	233,402	6,966
Other liabilities	1,205,859	1,460,693	1,294,283
Total liabilities	36,018,813	34,606,093	35,160,599
Preferred stock of subsidiary	295,277	295,274	295,270
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 125,748,602 on March 31, 2007;
123,230,240 on March 31, 2006; and 124,865,982 on December 31, 2006)	78,593	77,019	78,041
Capital surplus	341,491	269,564	312,521
Undivided profits	2,155,007	2,065,285	2,144,276
Accumulated other comprehensive loss, net	(60,415)	(12,260)	(72,448)
Total shareholders' equity	2,514,676	2,399,608	2,462,390
Total liabilities and shareholders' equity	$38,828,766	$37,300,975	$37,918,259
See accompanying notes to consolidated condensed financial statements. Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME		First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars in thousands except per share data)(Unaudited)	2007	2006
Interest income:
Interest and fees on loans	$410,427	$363,483
Interest on investment securities	53,863	35,855
Interest on loans held for sale	58,845	76,342
Interest on trading securities	40,563	38,515
Interest on other earning assets	19,487	19,174
Total interest income	583,185	533,369
Interest expense:
Interest on deposits:
Savings	26,031	15,346
Time deposits	33,037	25,338
Other interest-bearing deposits	6,889	5,551
Certificates of deposit $100,000 and more	106,276	119,296
Interest on trading liabilities	16,361	18,347
Interest on short-term borrowings	67,164	56,244
Interest on long-term debt	90,008	47,526
Total interest expense	345,766	287,648
Net interest income	237,419	245,721
Provision for loan losses	28,486	17,799
Net interest income after provision for loan losses	208,933	227,922
Noninterest income:
Capital markets	87,113	92,858
Mortgage banking	73,097	80,682
Deposit transactions and cash management	39,358	38,023
Revenue from loan sales and securitizations	9,663	11,357
Insurance commissions	9,789	14,686
Trust services and investment management	9,688	10,657
Equity securities gains/(losses), net	3,962	(1,003)
Debt securities gains/(losses), net	6,311	(79,278)
All other income and commissions	44,207	29,628
Total noninterest income	283,188	197,610
Adjusted gross income after provision for loan losses	492,121	425,532
Noninterest expense:
Employee compensation, incentives and benefits	246,343	260,141
Occupancy	28,784	30,102
Equipment rentals, depreciation and maintenance	17,613	20,264
Operations services	17,821	17,440
Communications and courier	11,540	14,912
Amortization of intangible assets	2,825	2,888
All other expense	78,086	89,334
Total noninterest expense	403,012	435,081
Income/(loss) before income taxes	89,109	(9,549)
Provision/(benefit) for income taxes	18,802	(12,959)
Income from continuing operations	70,307	3,410
Income from discontinued operations, net of tax	240	210,273
Income before cumulative effect of changes in accounting principle	70,547	213,683
Cumulative effect of changes in accounting principle, net of tax	-	1,345
Net income	$70,547	$215,028
Earnings per common share from continuing operations	$.56	$.03
Earnings per common share from discontinued operations, net of tax	-	1.67
Earnings per common share from cumulative effect of changes in accounting principle	-	.01
Earnings per common share (Note 7)	$.56	$1.71
Diluted earnings per common share from continuing operations	$.55	$.03
Diluted earnings per common share from discontinued operations, net of tax	-	1.63
Diluted earnings per common share from cumulative effect of changes in accounting principle	-	.01
Diluted earnings per common share (Note 7)	$.55	$1.67
Weighted average common shares (Note 7)	125,342	125,489
Diluted average common shares (Note 7)	128,704	129,100
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2007	2006
Balance, January 1	$2,462,390	$2,347,539
Adjustment to reflect change in accounting for tax benefits (FIN 48)	(862)	-
Adjustment to reflect adoption of measurement date provisions for SFAS No. 158	6,233	-
Adjustment to reflect change in accounting for purchases of life insurance
(EITF Issue No. 06-5)	(548)	-
Net income	70,547	215,028
Other comprehensive income:
Unrealized fair value adjustments, net of tax:
Cash flow hedges	(124)	613
Securities available for sale	2,567	29,371
Comprehensive income	72,990	245,012
Cash dividends declared	(56,337)	(55,673)
Common stock repurchased	(457)	(159,734)
Common stock issued for:
Stock options and restricted stock	24,987	21,795
Acquisitions	-	185
Excess tax benefit from stock-based compensation arrangements	3,685	3,592
Adjustment to reflect change in accounting for employee stock option forfeitures	-	(1,780)
Recognized pension and other employee benefit plans net periodic benefit costs	1,281	-
Stock-based compensation expense	1,283	(1,328)
Other	31	-
Balance, March 31	$2,514,676	$2,399,608
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	First Horizon National Corporation
		Three Months Ended March 31
(Dollars in thousands)(Unaudited)		2007	2006
Operating	Net income	$70,547	$215,028
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	28,486	17,799
	Provision for deferred income tax	18,802	12,826
	Depreciation and amortization of premises and equipment	13,712	12,983
	Amortization of intangible assets	2,825	3,113
	Net other amortization and accretion	18,094	25,625
	(Increase)/decrease in derivatives, net	(60,205)	35,236
	Market value adjustment on mortgage servicing rights	17,888	(95,175)
	Provision for foreclosure reserve	3,440	7,051
	Cumulative effect of changes in accounting principle, net of tax	-	(1,345)
	Gain on divestiture	-	(208,488)
	Stock-based compensation expense/(benefit)	1,283	(1,328)
	Excess tax benefit from stock-based compensation arrangements	(3,685)	(3,592)
	Equity securities (gains)/losses, net	(3,962)	1,003
	Debt securities (gains)/losses, net	(6,311)	79,278
	Net losses on disposal of fixed assets	378	983
	Net (increase)/decrease in:
	Trading securities	(212,597)	(375,187)
	Loans held for sale	(48,052)	845,212
	Capital markets receivables	(411,853)	(346,564)
	Interest receivable	3,068	(2,138)
	Other assets	(186,912)	(284,364)
	Net increase/(decrease) in:
	Capital markets payables	288,851	350,584
	Interest payable	26,035	12,064
	Other liabilities	(106,979)	295,908
	Trading liabilities	(111,161)	(27,159)
	Total adjustments	(728,855)	354,325
	Net cash (used)/provided by operating activities	(658,308)	569,353
Investing	Available for sale securities:
Activities	Sales	612,053	2,208,878
	Maturities	195,713	198,781
	Purchases	(174,824)	(2,470,650)
	Premises and equipment:
	Purchases	(7,896)	(27,443)
	Net increase in loans	(205,134)	(700,130)
	Net decrease/(increase) in investment in bank time deposits	2,302	(14,632)
	Proceeds from divestitures, net of cash and cash equivalents	-	421,737
	Acquisitions, net of cash and cash equivalents acquired	-	(186)
	Net cash provided/(used) by investing activities	422,214	(383,645)
Financing	Common stock:
Activities	Exercise of stock options	24,769	21,275
	Cash dividends paid	(55,821)	(56,680)
	Repurchase of shares	(457)	(159,734)
	Excess tax benefit from stock-based compensation arrangements	3,685	3,592
	Long-term debt:
	Issuance	769,909	1,179,137
	Payments	(83,258)	(113)
	Issuance of preferred stock of subsidiary	8	-
	Repurchase of preferred stock of subsidiary	(1)	-
	Net increase/(decrease) in:
	Deposits	2,278,719	(1,919,152)
	Short-term borrowings	(2,227,068)	549,463
	Net cash provided/(used) by financing activities	710,485	(382,212)
	Net increase/(decrease) in cash and cash equivalents	474,391	(196,504)
	Cash and cash equivalents at beginning of period	2,179,156	2,431,620
	Cash and cash equivalents at end of period	2,653,547	2,235,116
	Cash and cash equivalents from discontinued operations at beginning of period, included above	$-	$874
	Cash and cash equivalents from discontinued operations at end of period, included above	-	-
	Total interest paid	319,282	275,147
	Total income taxes paid	12,152	1,329
See accompanying notes to consolidated condensed financial statements. Certain previously reported amounts have been reclassified to agree with current presentation.

Note 1 - Financial Information

The unaudited interim consolidated financial statements of First Horizon National Corporation (FHN), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the interim 2007 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2006 Annual Report to shareholders.

Income Taxes. FHN or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. With few exceptions, FHN is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) has completed its examination of all U.S. federal returns through 2004; although 2003 and 2004 remain open under the statute. All proposed adjustments with respect to examinations of federal returns filed for 2004 and prior years have been settled.

FHN adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, FHN recognized a $.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of undivided profits. The total balance of unrecognized tax benefits at January 1, 2007, was $41.0 million. First Horizon does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months. Included in the balance at January 1, 2007, were $15.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

FHN recognizes interest accrued related to unrecognized tax benefits in tax expense and penalties in tax expense. FHN had approximately $4.8 million for the payment of interest accrued at January 1, 2007.

Accounting Changes. Effective January 1, 2007, FHN adopted Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In addition, effective January 1, 2007, FHN adopted Derivatives Implementation Group Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (DIG B40). DIG B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. Since FHN presents all retained interests in its proprietary securitizations as trading securities and due to the clarifying guidance of DIG B40, the impact of adopting SFAS No. 155 was immaterial to the results of operations.

Effective January 1, 2007, FHN adopted FIN 48 which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements. As previously mentioned, upon adoption of FIN 48, FHN recognized a cumulative effect adjustment to the beginning balance of undivided profits in the amount of $.9 million for differences between the tax benefits recognized in the statements of condition prior to the adoption of FIN 48 and the amounts reported after adoption.

Effective January 1, 2007, FHN adopted EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 provides that in addition to cash surrender value, the asset recognized for a life insurance contract should consider certain other provisions included in a policy’s contractual terms with additional amounts being discounted if receivable beyond one year. Additionally, EITF 06-5 requires that the determination of the amount that could be realized under an insurance contract be performed at the individual policy level. FHN recognized a reduction of undivided profits in the amount of $.5 million as a result of adopting EITF 06-5.

Note 1 - Financial Information (continued)

Effective January 1, 2007, FHN elected early adoption of the final provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), which required that the annual measurement date of a plan’s assets and liabilities be as of the date of the financial statements. As a result of adopting the measurement date provisions of SFAS No. 158, total equity was increased by $6.2 million on January 1, 2007, consisting of a reduction to undivided profits of $2.1 million and a credit to accumulated other comprehensive income of $8.3 million. Effective December 31, 2006, FHN adopted the provisions of SFAS No. 158 related to the requirements to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statements of condition. SFAS No. 158 did not change measurement or recognition requirements for periodic pension and postretirement costs. SFAS No. 158 also provides that changes in the funded status of a defined benefit postretirement plan should be recognized in the year such changes occur through comprehensive income. As a result of adopting the recognition provisions of SFAS No. 158, unrecognized transition assets and obligations, unrecognized actuarial gains and losses, and unrecognized prior service costs and credits were recognized as a component of accumulated other comprehensive income resulting in a reduction in equity of $76.7 million, net of tax, on December 31, 2006.

In fiscal 2006, FHN adopted SEC Staff Accounting Bulletin No. 108 (SAB No. 108). SAB No. 108 requires that registrants assess the impact on both the statement of condition and the statement of income when quantifying and evaluating the materiality of a misstatement. Under SAB No. 108, adjustment of financial statements is required when either approach results in quantifying a misstatement that is material to a reporting period presented within the financial statements, after considering all relevant quantitative and qualitative factors. The adoption of SAB No. 108 had no effect on FHN’s statement of condition or results of operations.

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

FHN adopted SFAS No. 123-R as of January 1, 2006. SFAS No. 123-R requires recognition of expense over the requisite service period for awards of share-based compensation to employees. The grant date fair value of an award is used to measure the compensation expense to be recognized over the life of the award. For unvested awards granted prior to the adoption of SFAS No. 123-R, the fair values utilized equal the values developed in preparation of the disclosures required under the original SFAS No. 123. Compensation expense recognized after adoption of SFAS No. 123-R incorporates an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. As permitted by SFAS No. 123-R, FHN retroactively applied the provisions of SFAS No. 123-R to its prior period financial statements. The Consolidated Condensed Statements of Income were revised to incorporate expenses previously presented in the footnote disclosures. The Consolidated Condensed Statements of Condition were revised to reflect the effects of including equity compensation expense in those prior periods. Additionally, all deferred compensation balances were reclassified within equity to capital surplus. Since FHN’s prior disclosures included forfeitures as they occurred, a cumulative effect adjustment, as required by SFAS No. 123-R, of $1.1 million net of tax, was made for unvested awards that are not expected to vest due to anticipated forfeiture.

Accounting Changes Issued but Not Currently Effective. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets

Note 1 - Financial Information (continued)

and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. FHN is currently assessing the financial impact of adopting SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a hierarchy to be used in performing measurements of fair value. SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. Additionally, SFAS No. 157 provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. SFAS No. 157 is effective prospectively for fiscal years beginning after November 15, 2007. FHN is currently assessing the financial impact of adopting SFAS No. 157.

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB. EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning undivided profits. FHN is currently assessing the financial impact of adopting EITF 06-4.

Note 2 - Acquisitions/Divestitures

On June 28, 2006, First Horizon Merchant Services, Inc. (FHMS) sold all of the outstanding capital stock of Global Card Services, Inc. (GCS), a wholly-owned subsidiary. As a result, tax benefits of $4.2 million were recognized associated with the difference between FHMS’ tax basis in the stock and net proceeds from the sale.

On March 1, 2006, FHN sold substantially all the assets of its national merchant processing business conducted primarily through FHMS and GCS. The sale was to NOVA Information Systems (NOVA), a wholly-owned subsidiary of U.S. Bancorp. This transaction resulted in a pre-tax gain of $351.5 million. In addition, a supplement to the purchase price may be paid to FHN if certain performance goals are achieved during a period following closing. This divestiture was accounted for as a discontinued operation, and prior periods were adjusted to exclude the impact of merchant operations from the results of continuing operations. In conjunction with the sale, FHN entered into a transitional service agreement with NOVA to provide or continue on-going services such as telecommunications, back-end processing and disaster recovery until NOVA converts the operations to their systems.

In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 - Loans

The composition of the loan portfolio is detailed below:
	March 31		December 31
(Dollars in thousands)	2007	2006	2006
Commercial:
Commercial, financial and industrial	$7,371,873	$6,538,798	$7,201,009
Real estate commercial	1,144,086	1,232,021	1,136,590
Real estate construction	2,931,183	2,277,825	2,753,458
Retail:
Real estate residential	7,856,197	8,511,300	7,973,313
Real estate construction	2,073,293	2,001,916	2,085,133
Other retail	151,959	161,617	161,178
Credit card receivables	187,658	194,908	203,307
Real estate loans pledged against other collateralized
borrowings	551,941	293,561	590,917
Loans, net of unearned income	22,268,190	21,211,946	22,104,905
Allowance for loan losses	220,806	195,011	216,285
Total net loans	$22,047,384	$21,016,935	$21,888,620
Certain previously reported amounts have been reclassified to agree with current presentation.

Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured. On March 31, 2007 and 2006, there were no outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans on:

	March 31		December 31
(Dollars in thousands)	2007	2006	2006
Impaired loans	$67,690	$45,912	$76,340
Other nonaccrual loans*	16,277	19,420	17,290
Total nonperforming loans	$83,967	$65,332	$93,630
* On March 31, 2007 and 2006, and on December 31, 2006, other nonaccrual loans included $10.3 million, $16.0 million, and $10.8 million, respectively, of loans held for sale.

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

		Three Months Ended
		March 31
(Dollars in thousands)		2007	2006
Total interest on impaired loans		$340	$179
Average balance of impaired loans		83,599	43,806

Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2007 and 2006, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total
Balance on December 31, 2005	$179,635	$10,070	$189,705
Provision for loan losses	14,849	2,950	17,799
Divestitures/acquisitions/transfers	(1,195)	-	(1,195)
Charge-offs	(12,381)	(2,410)	(14,791)
Recoveries	2,666	827	3,493
Net charge-offs	(9,715)	(1,583)	(11,298)
Balance on March 31, 2006	$183,574	$11,437	$195,011

Balance on December 31, 2006	$200,827	$15,458	$216,285
Provision for loan losses	11,713	16,773	28,486
Divestitures/acquisitions/transfers	1,365	1,290	2,655
Charge-offs	(10,683)	(18,982)	(29,665)
Recoveries	2,165	880	3,045
Net charge-offs	(8,518)	(18,102)	(26,620)
Balance on March 31, 2007	$205,387	$15,419	$220,806

Note 4 - Mortgage Servicing Rights

On January 1, 2006, FHN elected early adoption of SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights. Accordingly, FHN began initially recognizing all its classes of mortgage servicing rights (MSR) at fair value and elected to irrevocably continue application of fair value accounting to all its classes of MSR. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $103.7 billion of mortgage loans on March 31, 2007, for which a servicing right has been capitalized.

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

Following is a summary of changes in capitalized MSR as of March 31, 2007 and 2006:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2006	$1,318,219	$5,470	$14,384
Addition of mortgage servicing rights	95,624	6,360	1,971
Reductions due to loan payments	(58,641)	(797)	(2,317)
Changes in fair value due to:
Changes in current market interest rates	94,249	49	506
Other changes in fair value	21	(20)	370
Fair value on March 31, 2006	$1,449,472	$11,062	$14,914
Fair value on January 1, 2007	$1,495,215	$24,091	$14,636
Addition of mortgage servicing rights	84,707	3,998	1,041
Reductions due to loan payments	(61,698)	(2,378)	(1,683)
Changes in fair value due to:
Changes in current market interest rates	(17,833)	(1)	-
Other changes in fair value	(54)	-	-
Fair value on March 31, 2007	$1,500,337	$25,710	$13,994

Note 5 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:
		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2005	$281,440	$76,647
Amortization expense	-	(2,888)
Additions	1,145	3,000
Divestitures	(1,110)	(93)
March 31, 2006	$281,475	$76,666
December 31, 2006	$275,582	$64,530
Amortization expense	-	(2,825)
Divestitures	-	(33)
March 31, 2007	$275,582	$61,672
*	Represents customer lists, acquired contracts, premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.

The gross carrying amount of other intangible assets subject to amortization is $138.2 million on March 31, 2007, net of $76.5 million of accumulated amortization. Estimated aggregate amortization expense for the remainder of 2007 is expected to be $6.8 million and is expected to be $7.7 million, $6.4 million, $5.9 million and $5.7 million for the twelve-month periods of 2008, 2009, 2010 and 2011, respectively.

The following is a summary of goodwill detailed by reportable segments for the three months ended March 31:

	Retail/
	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2005	$104,781	$61,593	$115,066	$281,440
Divestitures	(1,110)	-	-	(1,110)
Additions	30	1,115	-	1,145
March 31, 2006	$103,701	$62,708	$115,066	$281,475
December 31, 2006	$94,276	$66,240	$115,066	$275,582
March 31, 2007	$94,276	$66,240	$115,066	$275,582

Note 6 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of March 31, 2007, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 11.84 percent, 8.18 percent and 6.85 percent, respectively, on March 31, 2007, and were 12.17 percent, 8.23 percent and 6.71 percent, respectively, on March 31, 2006.
	First Horizon National Corporation			First Tennessee Bank National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On March 31, 2007:
Actual:
Total Capital	$4,063,128		12.95%	$3,828,139		12.34%
Tier 1 Capital	2,739,064		8.73	2,604,141		8.40
Leverage	2,739,064		7.15	2,604,141		6.85

For Capital Adequacy Purposes:
Total Capital	2,509,438	>	8.00	2,481,042	>	8.00
Tier 1 Capital	1,254,719	>	4.00	1,240,521	>	4.00
Leverage	1,532,304	>	4.00	1,520,784	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,101,303	>	10.00
Tier 1 Capital				1,860,782	>	6.00
Leverage				1,900,980	>	5.00
On March 31, 2006:
Actual:
Total Capital	$3,902,841		13.37%	$3,725,324		12.49%
Tier 1 Capital	2,558,302		8.76	2,480,785		8.32
Leverage	2,558,302		6.86	2,480,785		6.70

For Capital Adequacy Purposes:
Total Capital	2,335,274	>	8.00	2,385,523	>	8.00
Tier 1 Capital	1,167,637	>	4.00	1,192,761	>	4.00
Leverage	1,492,581	>	4.00	1,481,261	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,981,903	>	10.00
Tier 1 Capital				1,789,142	>	6.00
Leverage				1,851,576	>	5.00

Note 7 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended
	March 31
(In thousands, except per share data)	2007	2006
Net income from continuing operations	$70,307	$3,410
Income from discontinued operations, net of tax	240	210,273
Cumulative effect of changes in accounting principle, net of tax	-	1,345
Net income	$70,547	$215,028

Weighted average common shares	125,342	125,489
Effect of dilutive securities	3,362	3,611
Diluted average common shares	128,704	129,100

Earnings per common share:
Net income from continuing operations	$.56	$.03
Income from discontinued operations, net of tax	-	1.67
Cumulative effect of changes in accounting principle, net of tax	-	.01
Net income	$.56	$1.71

Diluted earnings per common share:
Net income from continuing operations	$.55	$.03
Income from discontinued operations, net of tax	-	1.63
Cumulative effect of changes in accounting principle, net of tax	-	.01
Net income	$.55	$1.67
Outstanding stock options of 3,815 and 5,656 with weighted average exercise prices of $43.81 and $42.76 per share for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.

In first quarter 2006, FHN purchased four million shares of its common stock. This share repurchase program was concluded for an adjusted purchase price of $165.1 million in second quarter 2006.

Note 8 - Contingencies and Other Disclosures

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

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN’s subsidiary, First Horizon Home Loans. The case generally concerns the charging of certain loan origination fees, including fees permitted by Kansas and federal law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs seek a refund of fees, a repayment and forgiveness of loan interest, prejudgment interest, punitive damages, loan rescission, and attorneys’ fees. In response to pre-trial motions, the court has certified a statewide class action involving approximately 4,000 loans and has made the following rulings, among others: Missouri law rather than Kansas law governs at least some of those loans made before FHN acquired McGuire (pre-acquisition loans) and Missouri law was not complied with in certain respects as to some such loans; and, federal law governs and permits the charging of loan discount fees as to those loans made after FHN acquired McGuire (post-acquisition loans). Several important issues have not yet been finally resolved by the court, including, among others: whether Missouri or federal law generally governs the post-acquisition loan fees (other than loan discount fees); whether plaintiffs are entitled to seek recovery and forgiveness of loan interest; whether prejudgment interest is available to be awarded; and, whether the applicable statute of limitations is three or six years. Trial had been scheduled for the fourth quarter of 2006.

As a result of mediation, FHN has entered into a final settlement agreement related to the McGuire lawsuit. In connection with this settlement, FHN has agreed to pay, under agreed circumstances using an agreed methodology, an aggregate of up to approximately $36 million. The total amount currently reserved for this matter is approximately $22 million. The settlement has received preliminary approval by the court, but is subject to final approval by the court after a hearing.

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

First Horizon Home Loans services a mortgage loan portfolio of approximately $103.2 billion on March 31, 2007, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders. In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder. Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, First Horizon Home Loans had an allowance for

Note 8 - Contingencies and Other Disclosures (continued)

losses on the mortgage servicing portfolio of approximately $15.5 million and $22.1 million on March 31, 2007 and 2006, respectively. First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default. For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. On March 31, 2007 and 2006, First Horizon Home Loans had single-family residential loans with outstanding balances of $115.5 million and $150.6 million, respectively, that were serviced on a full recourse basis. On March 31, 2007 and 2006, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by First Horizon Home Loans was $3.1 billion. Additionally, on March 31, 2007 and 2006, $4.9 billion and $5.5 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on March 31, 2007, the outstanding principal balance of these loans was $335.3 million and $89.9 million, respectively. On March 31, 2006, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $555.8 million and $130.0 million, respectively. In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $42.9 million and $57.2 million on March 31, 2007 and 2006, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

Note 9 - Pension and Other Employee Benefits

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

FHN also maintains a nonqualified supplemental executive retirement plan that covers certain employees whose benefits under the pension plan have been limited under Tax Code Section 415 and Tax Code Section 401(a)(17), which limit compensation to $225,000 for purposes of benefit calculations. Compensation is defined in the same manner as it is under the pension plan. Participants receive the difference between the monthly pension payable, if tax code limits did not apply, and the actual pension payable. All benefits provided under this plan are unfunded and payments to plan participants are made by FHN.

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

Effective December 31,2006, FHN adopted SFAS No. 158, which required the recognition of the overfunded or underfunded status of a defined benefit plan and postretirement plan as an asset or liability in the statements of condition. SFAS No. 158 did not change measurement or recognition requirements for periodic pension and postretirement costs. Effective January 1, 2007, FHN adopted the final provisions of SFAS No. 158, which required that the annual measurement date of a plan’s assets and liabilities be as of the date of the financial statements. As a result of adopting the measurement provisions of SFAS No. 158, undivided profits were reduced by $2.1 million, net of tax, and accumulated other comprehensive income was credited by $8.3 million, net of tax.

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost/(benefit)
Service cost	$4,327	$4,520	$75	$83
Interest cost	6,154	5,486	278	279
Expected return on plan assets	(10,637)	(8,945)	(441)	(421)
Amortization of prior service cost/(benefit)	220	211	(44)	(44)
Recognized losses/(gains)	1,810	1,769	(178)	(140)
Amortization of transition obligation	-	-	247	247
Net periodic cost/(benefit)	$1,874	$3,041	$(63)	$4

FHN made a contribution of $37 million to the pension plan in fourth quarter 2006 and made an additional contribution of $37 million in first quarter 2007. Both of these contributions were attributable to the 2006 plan year. FHN expects to make no additional contributions to the pension plan or to the other employee benefit plan in 2007.

Note 10 - Business Segment Information

FHN has four business segments, Retail/Commercial Banking, Mortgage Banking, Capital Markets and Corporate. The Retail/Commercial Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers. Additionally, Retail/Commercial Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing, and correspondent services. On March 1, 2006, FHN sold its national merchant processing business. The divestiture, which was accounted for as a discontinued operation, is included in the Retail/Commercial Banking segment. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. The Capital Markets segment consists of traditional capital markets securities activities, structured finance, equity research, investment banking, loan sales, portfolio advisory, and the sale of bank-owned life insurance. The Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, and venture capital. Periodically, FHN adapts its segments to reflect changes in expense allocations between segments. Previously reported amounts have been reclassified to agree with current presentation.

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
	Three Months Ended
	March 31
(Dollars in thousands)	2007	2006
Total Consolidated
Net interest income	$237,419	$245,721
Provision for loan losses	28,486	17,799
Noninterest income	283,188	197,610
Noninterest expense	403,012	435,081
Pre-tax income/(loss)	89,109	(9,549)
Provision/(benefit) for income taxes	18,802	(12,959)
Income from continuing operations	70,307	3,410
Income from discontinued operations, net of tax	240	210,273
Income before cumulative effect of changes in accounting principle	70,547	213,683
Cumulative effect of changes in
accounting principle, net of tax	-	1,345
Net income	$70,547	$215,028
Average assets	$38,647,044	$37,689,523
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 - Business Segment Information (continued)
	Three Months Ended
	March 31
(Dollars in thousands)	2007	2006
Retail/Commercial Banking
Net interest income	$224,116	$225,740
Provision for loan losses	28,493	18,026
Noninterest income	102,959	107,739
Noninterest expense	198,195	218,366
Pre-tax income	100,387	97,087
Provision for income taxes	30,258	27,629
Income from continuing operations	70,129	69,458
Income from discontinued operations, net of tax	240	210,273
Income before cumulative effect	70,369	279,731
Cumulative effect of changes in
accounting principle, net of tax	-	522
Net income	$70,369	$280,253
Average assets	$23,547,668	$22,962,662

Mortgage Banking
Net interest income	$17,343	$25,838
Provision for loan losses	(7)	(227)
Noninterest income	76,734	83,727
Noninterest expense	105,331	114,756
Pre-tax loss	(11,247)	(4,964)
Benefit for income taxes	(11,782)	(1,794)
Loss before cumulative effect	535	(3,170)
Cumulative effect of changes in
accounting principle, net of tax	-	414
Net income/(loss)	$535	$(2,756)
Average assets	$6,250,808	$6,209,323

Capital Markets
Net interest expense	$(5,837)	$(5,694)
Noninterest income	88,929	96,606
Noninterest expense	79,726	82,601
Pre-tax income	3,366	8,311
Provision for income taxes	1,217	3,075
Income before cumulative effect	2,149	5,236
Cumulative effect of changes in
accounting principle, net of tax	-	179
Net income	$2,149	$5,415
Average assets	$4,432,410	$4,775,055
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 - Business Segment Information (continued)
	Three Months Ended
	March 31
(Dollars in thousands)	2007	2006
Corporate
Net interest income	$1,797	$(163)
Noninterest income/(expense)	14,566	(90,462)
Noninterest expense	19,760	19,358
Pre-tax loss	(3,397)	(109,983)
Benefit for income taxes	(891)	(41,869)
Loss before cumulative effect	(2,506)	(68,114)
Cumulative effect of changes in
accounting principle, net of tax	-	230
Net loss	$(2,506)	$(67,884)
Average assets	$4,416,158	$3,742,483
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 - Derivatives

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

Mortgage Banking

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower. First Horizon Home Loans enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitments from changes in value due to changes in interest rates. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Changes in the fair value of the derivatives that serve as economic hedges of interest rate lock

Note 11 - Derivatives (continued)

commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $2.0 billion and $1.5 billion on March 31, 2007 and 2006, respectively. The balance sheet impacts of the related derivatives were net assets of $.2 million and $9.4 million on March 31, 2007 and 2006, respectively. Net losses of $.7 million and $3.6 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the three months ended March 31, 2007 and 2006, respectively.

In 2006, due to adoption of SFAS No. 156, First Horizon began revaluing MSR to current fair value each month. Changes in fair value are included in servicing income in mortgage banking noninterest income. First Horizon Home Loans also enters into economic hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  First Horizon Home Loans enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged for economic purposes.

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

Capital Markets

Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital Markets also enters into interest rate contracts, including options, caps, swaps, futures and floors for its customers. In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities. Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through the Senior Credit Policy Committee.

In 2005, Capital Markets utilized a forward contract as a cash flow hedge of the risk of change in the fair value of a forecasted sale of certain loans. In first quarter 2006, $.1 million of net losses which were recorded in other comprehensive income on December 31, 2005, were recognized in earnings. The amount of SFAS No. 133 hedge ineffectiveness related to this cash flow hedge was immaterial.

Note 11 - Derivatives (continued)

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $61.7 million and $60.9 million on March 31, 2007 and 2006, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $.8 million and $1.6 million in other liabilities on March 31, 2007 and 2006, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion on March 31, 2007 and 2006. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $2.2 million in other assets and $14.9 million in other liabilities on March 31, 2007, and was $34.5 million in other liabilities on March 31, 2006. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has determined that derivative transactions used in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities did not qualify for hedge accounting under the shortcut method. As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the long haul method, that accounting cannot be applied retroactively. FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period. In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in current earnings. FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the long haul method. For the period of time during first quarter 2006 that these hedge relationships were not redesignated under SFAS No. 133, the swaps were measured at fair value with gains or losses included in current earnings. FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.3 billion on March 31, 2007 and 2006. The balance sheet impact of these swaps was $17.8 million and $24.8 million in other liabilities on March 31, 2007 and 2006, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has utilized an interest rate swap as a cash flow hedge of the interest payment on floating-rate bank notes with fair values of $100.4 million and $100.9 million on March 31, 2007 and 2006, respectively, and a maturity in first quarter 2009. The balance sheet impact of this swap was $.4 million in other assets and $.2 million, net of tax, in other comprehensive income on March 31, 2007, and was $.9 million in other assets and $.5 million, net of tax, in other comprehensive income on March 31, 2006. There was no ineffectiveness related to this hedge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

FHN is a national financial services institution. From a small community bank chartered in 1864, FHN has grown to be one of the 30 largest bank holding companies in the United States in terms of asset size.

The 12,000 employees provide a broad array of financial services to individual and business customers through hundreds of offices located in 47 states.

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

▪
Retail/Commercial Banking offers financial products and services, including traditional lending and deposit-taking, to retail and commercial customers. Additionally, the retail/commercial bank provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing, and correspondent services. On March 1, 2006, FHN sold its national merchant processing business. The divestiture which was included in the Retail/Commercial Banking segment was accounted for as a discontinued operation.

▪
Mortgage Banking helps provide home ownership through First Horizon Home Loans, which operates offices in 45 states and is one of the top 20 mortgage servicers and top 25 originators of mortgage loans to consumers. This segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.

▪
Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, structured finance, equity research, investment banking, loan sales, portfolio advisory, and the sale of bank-owned life insurance.

▪
Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management and venture capital.

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month period ended March 31, 2007, compared to the three-month period ended March 31, 2006. To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report. Additional information including the 2006 financial statements, notes, and MD&A is provided in the 2006 Annual Report.

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

FINANCIAL SUMMARY (Comparison of First Quarter 2007 to First Quarter 2006)

FINANCIAL HIGHLIGHTS

Earnings for first quarter 2007 were $70.5 million or $.55 per diluted share. Results for first quarter 2007 reflected an expected seasonal decline in addition to a negative $12 million impact on mortgage hedging results due to interest rate volatility, fluctuations in MSR values other than runoff and higher costs to hedge under an inverted yield curve. Two items partially offsetting the seasonal and hedging impacts that occurred this quarter were $10.3 million of net securities gains recognized as the investment portfolio was reduced to compensate for loan growth and a $7.5 million reduction in income tax expense as approval was received to consolidate the mortgage company into the bank.

The retail/commercial bank showed continued momentum in product growth as both loans and deposits grew 5 percent over first quarter 2006. This growth was achieved through continued expansion of the delivery system including growth in the sales force and the opening of new financial centers. Capital markets was negatively impacted in first quarter 2007 by fluctuations in interest rates and the timing and size of other product sales with both fixed income and other product revenues decreasing compared to first quarter 2006. An inverted yield curve resulted in reduced net interest income for Mortgage Banking as 65 basis points of compression on the warehouse spread contributed to a 33 percent decrease in net interest income. Additionally, a 14 percent drop in the warehouse related to lower origination activity negatively impacted net interest income. Net servicing revenues were negatively impacted by hedging results and changes in the value of MSR due to runoff. However, servicing fees increased, primarily reflecting mortgage servicing portfolio growth.

Earnings for first quarter 2006 were $215.0 million or $1.67 per diluted share. The results for first quarter 2006 included earnings from discontinued operations of $210.3 million or $1.63 per diluted share resulting from the sale of FHN’s national merchant processing business. First quarter 2006 earnings also included a favorable impact of $1.3 million or $.01 per diluted share from the cumulative effect of changes in accounting principles.

Comparisons between reported earnings are directly and significantly affected by a number of factors that were present in first quarter 2006 but not present (or present to a much lesser degree) in first quarter 2007. FHN’s performance in first quarter 2006 was impacted by the gain on the merchant divestiture, transactions through which the incremental capital provided by the divestiture was utilized, various other transactions, and accounting matters. The following discussion highlights these items:

On March 1, 2006, FHN sold its national merchant processing business for an after-tax gain of $209 million. This divestiture was accounted for as a discontinued operation, and accordingly, the impact of merchant operations was excluded from the results of continuing operations. In first quarter 2006, FHN entered into an agreement with Goldman Sachs & Co. to purchase four million shares of FHN common stock in connection with an accelerated share repurchase program. The share repurchase was funded with a portion of the proceeds from the merchant processing sale to minimize the potentially dilutive effect of the merchant divestiture on earnings per share. This share repurchase resulted in an initial purchase price of $158 million in first quarter 2006 with a final settlement in second quarter 2006 for an adjusted purchase price of $165 million. Included in results from continuing operations for first quarter 2006 were securities losses of $80.3 million, predominantly related to repositioning approximately $2.3 billion of investment securities. This restructuring was undertaken to increase the average yield on the investment portfolio.

Additionally, in 2006 FHN determined that certain derivative transactions used in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities did not qualify for hedge accounting under the shortcut method. As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the long haul method, that accounting cannot be applied retroactively. FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period. FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income in first quarter 2006, which was included in current earnings. FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the long haul method.

Various other items impacted results from continuing operations in first quarter 2006. A pre-tax loss of $12.7 million was recognized from the sale of home equity lines of credit (HELOC) upon which the borrower had not drawn funds. The loss represents deferred loan origination costs, generally recognized over the life of the loan, which were recognized when the line of credit was sold. Mortgage banking experienced foreclosure losses and other expenses of $13.2 million related to nonprime mortgage loans. FHN underwent a change in the dynamics of its business relationship with the U.S. Mint, through which collectible coins are distributed, and recognized expenses of $9.3 million, representing the devaluation of packaging inventories and costs of closing retail locations. FHN incurred expenses of $6.4 million related to consolidating operations, closing certain offices, and incurring incremental expenditures on technology designed to enhance efficiencies and increase productivity. Compensation expense of $4.5 million was recognized related to early retirement, severance and retention.

First quarter 2006 earnings also included a favorable impact of $1.3 million or $.01 per diluted share from the cumulative effect of changes in accounting principles. FHN adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) in first quarter 2006. A cumulative effect adjustment of $1.1 million was recognized, reflecting the change in accounting for share-based compensation expense based on estimated forfeitures rather than actual forfeitures. FHN also adopted SFAS No. 156, “Accounting for Servicing of Financial Assets,” which allows servicing assets to be measured at fair value with changes in fair value reported in current earnings. The adoption of this standard resulted in a cumulative effect adjustment of $.2 million, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.

Return on average shareholders’ equity and return on average assets were 11.6 percent and .74 percent, respectively, for first quarter 2007. Return on average shareholders’ equity and return on average assets were 37.3 percent and 2.31 percent, respectively, for first quarter 2006. Total assets were $38.8 billion and shareholders’ equity was $2.5 billion on March 31, 2007, compared to $37.3 billion and $2.4 billion, respectively, on March 31, 2006.

BUSINESS LINE REVIEW

Retail/Commercial Banking
Pre-tax income for Retail/Commercial Banking was $100.4 million for first quarter 2007 compared to $97.1 million for first quarter 2006. Total revenues for Retail/Commercial Banking were $327.1 million for first quarter 2007 compared to $333.5 million for first quarter 2006.

Net interest income was $224.1 million in first quarter 2007 compared to $225.7 million in first quarter 2006. The Retail/Commercial Banking net interest margin was 4.10 percent in first quarter 2007 compared to 4.27 percent in the first quarter of last year. This compression resulted as a contracting housing market created competitive pricing pressure and the inverted yield curve continued to shift loan demand from floating- to fixed-rate products. The effect of the margin compression on net interest income was partially offset by growth in earning assets, which increased 3 percent, or $.7 billion, compared to first quarter 2006.

Noninterest income was $103.0 million in first quarter 2007 compared to $107.8 million in first quarter 2006. This decrease primarily resulted as revenues from insurance commissions declined $4.9 million due to the sale of two insurance subsidiaries in 2006.

Provision for loan losses increased to $28.5 million in first quarter 2007 from $18.0 million last year. The $10.5 million increase primarily reflects an increase in both homebuilder and one-time-close construction loans on the watch list.

Noninterest expense decreased 9 percent to $198.2 million in first quarter 2007 from $218.4 million last year. Expenses in 2006 included approximately $16 million associated with the coin inventory valuation and closing of retail sites, consolidation of remittance processing operations and office closing, and early retirement and severance costs.

Mortgage Banking
Mortgage Banking had a pre-tax loss of $11.3 million in first quarter 2007, compared to pre-tax loss of $5.0 million in first quarter 2006. Total revenues for Mortgage Banking were $94.0 million for first quarter 2007 compared to $109.6 million for first quarter 2006.

Net interest income was $17.3 million in first quarter 2007 compared to $25.9 million in first quarter 2006. An inverted yield curve resulted in compression of the spread on the warehouse, which was 1.12 percent in first quarter 2007 compared to 1.77 percent for the same period in 2006. Additionally, a 14 percent decrease in the warehouse related to lower origination activity negatively impacted net interest income.

Noninterest income was $76.7 million in first quarter 2007 compared to $83.7 million in first quarter 2006. Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and changes in fair value of mortgage servicing rights (MSR) net of hedge gains or losses.

Net origination income remained relatively flat at $63.6 million in first quarter 2007 compared to $64.2 million last year as loans delivered into the secondary market decreased 11 percent to $6.1 billion and the margin on deliveries increased from 85 basis points in first quarter 2006 to 92 basis points in 2007. Total mortgage servicing fees increased 9 percent to $84.7 million from $77.8 million reflecting mortgage servicing portfolio growth of 6 percent to $102.8 billion on March 31, 2007.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets negatively impacted net revenues by $11.7 million this quarter as compared to a year ago due to interest rate volatility, fluctuations in MSR values and higher cost to hedge under an inverted yield curve. Additionally, the change in MSR value due to runoff was $61.7 million in first quarter 2007 compared to $58.6 million last year as the value of MSR that prepaid this quarter was more valuable than a year ago.

Noninterest expense was $105.3 million in first quarter 2007 compared to $114.8 million in first quarter 2006. This decrease primarily reflects lower personnel expense related to the contraction in origination revenue and reductions in support headcount.

Capital Markets
Capital Markets pre-tax earnings were $3.4 million in first quarter 2007 compared to $8.3 million in first quarter 2006. Total revenues for Capital Markets were $83.1 million in first quarter 2007 compared to $90.9 million in first quarter 2006. Net interest expense was $5.8 million in first quarter 2007 compared to net interest expense of $5.7 million in first quarter 2006.

Revenues from fixed income sales decreased to $46.3 million in first quarter 2007 from $50.6 million in first quarter 2006, reflecting the current interest rate environment and its continuing negative impact on the demand for fixed income products. Revenues from other products were $42.6 million in first quarter 2007 compared to $46.0 million in first quarter 2006. Revenues from other products include fee income from activities such as structured finance, equity research, investment banking, loan sales, portfolio advisory and the sale of bank-owned life insurance. The decrease from first quarter 2006 was primarily due to lower fees from equity research activities. These other sources of revenue represented 48 percent of total product revenues in 2007 and 2006.

Noninterest expense was $79.7 million in first quarter 2007 compared to $82.6 million in first quarter 2006. This decrease was primarily due to variable compensation related to the decrease in product revenues.

Corporate
The Corporate segment’s results yielded a pre-tax loss of $3.4 million in first quarter 2007 compared to a pre-tax loss of $110.0 million in first quarter 2006. The first quarter 2007 results included $10.3 million of net securities gains as the investment portfolio was reduced to compensate for loan growth. The first quarter 2006 results include $80.3 million of net securities losses, primarily related to the restructuring of the investment portfolio which resulted in securities losses of $79.3 million. In addition, the hedge accounting adjustment negatively impacted noninterest income by $15.6 million in 2006.

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) were $520.6 million in first quarter 2007 compared to $443.3 million in 2006. Net interest income was $237.4 million in first quarter 2007 compared to $245.7 million in 2006 and noninterest income was $283.2 million in 2007 compared to $197.6 million in 2006. A discussion of the major line items follows.

NET INTEREST INCOME

Net interest income decreased 3 percent to $237.4 million in first quarter 2007. Earning assets grew 2 percent to $33.8 billion and interest-bearing liabilities grew 2 percent to $29.3 billion in first quarter 2007.

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

The consolidated net interest margin was 2.84 percent for first quarter 2007 compared to 2.99 percent for first quarter 2006.  This compression in the margin occurred as the net interest spread decreased to 2.21 percent from 2.44 percent in 2006 while the impact of free funding increased from 55 basis points to 63 basis points. The decline in margin is primarily attributable to competitive pricing pressure in a contracting housing market and the continued shift of loan demand from floating- to fixed-rate products under an inverted yield curve. Additionally, the inverted yield curve resulted in compression of the spread on the warehouse, which decreased 65 basis points to 1.12 percent in first quarter 2007.

Table 1 - Net Interest Margin
	Three Months Ended
	March 31
	2007	2006
Consolidated yields and rates:
Loans, net of unearned income	7.56%	7.07%
Loans held for sale	6.46	6.41
Investment securities	5.66	4.76
Capital markets securities inventory	5.03	5.02
Mortgage banking trading securities	12.44	10.17
Other earning assets	5.14	4.13
Yields on earning assets	6.98	6.50
Interest-bearing core deposits	3.25	2.53
Certificates of deposits $100,000 and more	5.36	4.55
Federal funds purchased and securities sold under agreements to repurchase	4.89	4.09
Capital markets trading liabilities	5.69	5.70
Commercial paper and other short-term borrowings	5.25	4.46
Long-term debt	5.64	5.00
Rates paid on interest-bearing liabilities	4.77	4.06
Net interest spread	2.21	2.44
Effect of interest-free sources	.63	.55
FHN - NIM	2.84%	2.99%

In the near-term, the net interest margin is expected to be relatively stable or experience modest compression given competitive pricing in the retail lending market.

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

Origination income includes origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized fair value of MSR, and the value recognized on loans in process including results from hedging. Origination fees, net of costs (including incentives and other direct costs), are deferred and included in the basis of the loans in calculating gains and losses upon sale. Gain or loss is recognized due to changes in fair value of an interest rate lock commitment made to the customer. Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market. Origination income remained relatively flat at $63.6 million in first quarter 2007 compared to $64.2 million last year as loans delivered into the secondary market decreased 11 percent to $6.1 billion and the margin on deliveries increased from 85 basis points in first quarter 2006 to 92 basis points in 2007.

Servicing income includes servicing fees, changes in the fair value of the MSR asset and net gains or losses from hedging MSR. First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies). Total mortgage servicing fees increased 9 percent to $84.7 million from $77.8 million reflecting mortgage servicing portfolio growth of 6 percent to $102.8 billion on March 31, 2007.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets negatively impacted net revenues by $11.7 million this quarter as compared to a year ago due to interest rate volatility, fluctuations in MSR values and higher cost to hedge under an inverted yield curve. Additionally, the change in MSR value due to runoff was $61.7 million in first quarter 2007 compared to $58.6 million last year as the value of MSR that prepaid this quarter was more valuable than a year ago.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method, which provide ancillary activities to mortgage banking, and fees from retail construction lending.

Table 2 - Mortgage Banking Noninterest Income
	Three Months Ended		Percent
	March 31		Change
	2007	2006	(%)
Noninterest income (thousands):
Origination income	$63,641	$64,205	.9 -
Servicing income	3,008	10,717	71.9 -
Other	6,448	5,760	11.9 +
Total mortgage banking noninterest income	$73,097	$80,682	9.4 -
Mortgage banking statistics (millions):
Refinance originations	$2,804.7	$2,792.5	.4 +
Home-purchase originations	3,497.7	4,072.2	14.1 -
Mortgage loan originations	$6,302.4	$6,864.7	8.2 -
Servicing portfolio	$102,821.5	$97,303.3	5.7 +

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

Revenues from fixed income sales decreased $4.3 million compared to first quarter 2006 reflecting the current interest rate environment and its continuing negative impact on the demand for fixed income products. Revenues from other products decreased $1.5 million primarily due to lower fees from equity research activities.

Table 3 - Capital Markets Noninterest Income
	Three Months Ended
	March 31		Growth
(Dollars in thousands)	2007	2006	Rate (%)
Noninterest income:
Fixed income	$46,313	$50,602	8.5 -
Other product revenue	40,800	42,256	3.4 -
Total capital markets noninterest income	$87,113	$92,858	6.2 -

Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income. Deposit transactions and cash management fees increased $1.3 million or 4 percent, reflecting deposit growth and pricing initiatives. Revenue from loan sales and securitizations decreased $1.6 million, or 15 percent, due to a decline in the volume of loans delivered into the secondary markets largely offset by favorable execution. Insurance commissions decreased $4.9 million, or 33 percent, primarily due to the divestiture of two subsidiaries in 2006. First quarter 2007 results included $10.3 million of net securities gains as the investment portfolio was reduced to compensate for loan growth while first quarter 2006 results include $80.3 million of net securities losses, primarily related to restructuring the investment portfolio. Other noninterest income increased $14.6 million reflecting the negative $15.6 million impact in 2006 from the cumulative impact of derivative transactions used in hedging strategies to manage interest rate risk that management determined did not qualify for hedge accounting under the shortcut method. Other revenues related to deferred compensation plans decreased $4.2 million in 2007, which is offset by a related decrease in noninterest expense associated with these plans.

NONINTEREST EXPENSE

Total noninterest expense for first quarter 2007 decreased 7 percent to $403.0 million from $435.1 million in 2006. Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased to $246.4 million from $260.2 million in 2006. Included in these results was a decrease of $5.0 million in 2006 related to deferred compensation plans for which, as discussed above, there was a related increase in revenue. These results reflect a continued corporate focus on efficiency and reductions in personnel expense in mortgage banking and capital markets directly related to the contraction in revenue. All other noninterest expense decreased 13 percent, or $11.2 million, from 2006 levels which included the collectible coin business, consolidating operations, closing offices, and technology, as previously discussed.

INCOME TAXES

The effective tax rate for first quarter 2007 was 21.1 percent reflecting the favorable $7.5 million impact on provision for income taxes due to the planned consolidation of the mortgage company into the bank, a transaction designed to promote efficiencies and enhance the use of the national bank charter in mortgage lending activities.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio. An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses was $28.5 million in first quarter 2007 compared to $17.8 million in first quarter 2006. The provision for loan losses increased $10.7 million, primarily reflecting an increase in both homebuilder and one-time-close construction loans on the watch list. The net charge-off ratio increased to 48 basis points in first quarter 2007 from 22 basis points in first quarter 2006 as net charge-offs grew to $26.6 million from $11.3 million, driven mainly by several older problem commercial and industrial loans in the traditional banking markets and residential real estate construction loans.

Table 4 - Net Charge-off Ratios *
	Three Months Ended
	March 31
	2007	2006
Commercial	.57%	.12%
Retail real estate	.32	.24
Other retail	2.45	1.79
Credit card receivables	2.79	2.04
Total net charge-offs	.48	.22
* Net charge-off ratios are calculated based in average loans, net of unearned income.
Table 6 provides information on the relative size of each loan portfolio.

Nonperforming loans in the loan portfolio were $73.6 million on March 31, 2007, compared to $49.3 million on March 31, 2006. The ratio of nonperforming loans in the loan portfolio to total loans was 33 basis points on March 31, 2007, and 23 basis points on March 31, 2006. The increase in nonperforming loans reflects some migration from historically low levels as the loan portfolio matured, issues with several commercial credits in the retail commercial bank’s traditional lending markets and deterioration in the residential real estate construction portfolio reflecting the slow down in the housing market. Nonperforming assets were $135.9 million on March 31, 2007, compared to $94.4 million on March 31, 2006. The nonperforming assets ratio was 56 basis points on March 31, 2007, and 37 basis points last year. In addition to the increase in nonperforming loans, foreclosed assets increased $22.9 million, which can be attributed to the growth and maturing of the retail loan portfolio. Foreclosed assets are either charged-off or written down to net realizable value at foreclosure.  The nonperforming asset ratio was expected to experience some deterioration as the loan portfolio matured.

Table 5 - Asset Quality Information

	First Quarter
(Dollars in thousands)	2007		2006
Allowance for loan losses:
Beginning balance on December 31	$216,285		$189,705
Provision for loan losses	28,486		17,799
Divestitures/acquisitions/transfers	2,655		(1,195)
Charge-offs	(29,665)		(14,791)
Recoveries	3,045		3,493
Ending balance on March 31	$220,806		$195,011
Reserve for off-balance sheet commitments	9,406		9,420
Total allowance for loan losses and reserve for off-balance sheet commitments	$230,212		$204,431

	March 31
	2007		2006
Retail/Commercial Banking:
Nonperforming loans	$73,620		$49,332
Foreclosed real estate	35,388		19,556
Total Retail/Commercial Banking	109,008		68,888
Mortgage Banking:
Nonperforming loans - held for sale	10,347		16,000
Foreclosed real estate	16,569		9,538
Total Mortgage Banking	26,916		25,538
Total nonperforming assets	$135,924		$94,426

Total loans, net of unearned income	$22,268,190		$21,211,946
Insured loans	(847,090)		(811,638)
Loans excluding insured loans	$21,421,100		$20,400,308
Foreclosed real estate from GNMA loans	$16,655		$19,865
Potential problem assets*	161,280		195,184
Loans 30 to 89 days past due	146,638		83,554
Loans 30 to 89 days past due - guaranteed portion**	344		564
Loans 90 days past due	41,300		28,279
Loans 90 days past due - guaranteed portion**	182		309
Loans held for sale 30 to 89 days past due	30,848		43,890
Loans held for sale 30 to 89 days past due - guaranteed portion**	24,462		39,113
Loans held for sale 90 days past due	128,540		159,695
Loans held for sale 90 days past due - guaranteed portion**	123,279		159,239
Off-balance sheet commitments***	7,586,292		7,787,356
Allowance to total loans	.99%		.92%
Allowance to loans excluding insured loans	1.03		.96
Allowance to nonperforming loans in the loan portfolio	300		395
Nonperforming assets to loans, foreclosed real estate and other assets
(Retail/Commercial Banking)	.50		.33
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.03		.03
Allowance to annualized net charge-offs	2.07	x	4.32	x
*	Includes 90 days past due loans.
**	Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
***	Amount of off-balance sheet commitments for which a reserve has been provided.
Certain previously reported amounts have been reclassified to agree with current presentation.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard. In total, potential problem assets were $161.3 million on March 31, 2007, down from $195.2 million on March 31, 2006. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Going forward the level of provision for loan losses should fluctuate primarily with the strength or weakness of the economies of the markets where FHN does business and the early recognition and resolution of asset quality issues. In addition, asset quality ratios could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/return profiles. Asset quality indicators are expected to remain solid; however, an increase from the historically low levels experienced in recent periods is expected.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets. During first quarter 2007, earning assets grew 2 percent and averaged $33.8 billion compared to $33.1 billion in 2006, as loan growth was offset by a decline in loans held for sale related to lower origination activity. Investment securities grew 26 percent over first quarter 2006 reflecting the purchase of approximately $.9 billion U.S. government agency securities last year as loans held for sale were decreasing. The sale of approximately $.6 billion U.S. government agency securities late in first quarter 2007 to accommodate anticipated loan growth did not have a significant impact on the average balance for first quarter 2007.

LOANS

Average total loans increased 6 percent for first quarter 2007 to $22.0 billion from $20.9 billion in 2006. Average loans represented 65 percent of average earning assets in first quarter 2007 and 63 percent in 2006.

Commercial, financial and industrial loans increased 11 percent, or $715.7 million, since first quarter 2006 reflecting increased market share in Tennessee, expansion in other markets, and continued economic growth. Commercial construction loans grew 29 percent since first quarter 2006 or $645.6 million, primarily from growth in loans to single-family residential builders made through First Horizon Home Loans, reflecting the seasoning of the sales force and geographic diversification. Total retail loans decreased 1 percent or $140.7 million reflecting the softening housing market as real estate residential loans (including real estate loans pledged against other collateralized borrowings) dropped slightly and a decline in credit card receivables as FHN’s strategies for this portfolio no longer include non-strategic and non-core customer credit card receivables. Additional loan information is provided in Table 6 - Average Loans.

FHN has a significant concentration in loans secured by real estate, which is geographically diversified nationwide. In 2007, 66 percent of total loans are secured by real estate compared to 67 percent in 2006 (see Table 6). Three lending products have contributed to this level of real estate lending including significant levels of retail residential real estate, which comprise 36 percent of total loans. The risk profile of the retail residential real estate portfolio remains stable reflecting a significant concentration of high credit score products. Also contributing to the level of real estate lending are commercial construction loans, which include loans to single-family builders and comprise 13 percent of total loans, and retail construction loans, First Horizon Home Loan’s one-time close product, which comprises 9 percent of total loans. FHN’s other commercial real estate lending, excluding single-family builders is well diversified by product type and industry. On March 31, 2007, FHN did not have any concentrations of 10 percent or more of commercial, financial and industrial loans in any single industry.

Table 6 - Average Loans
	Three Months Ended
	March 31
		Percent	Growth		Percent
(Dollars in millions)	2007	of Total	Rate	2006	of Total
Commercial:
Commercial, financial and industrial	$7,131.1	32%	11.2%	$6,415.4	31%
Real estate commercial	1,157.7	5	(5.5)	1,225.0	6
Real estate construction	2,843.3	13	29.4	2,197.7	10
Total commercial	11,132.1	50	13.2	9,838.1	47
Retail:
Real estate residential	7,908.0	36	(8.5)	8,644.9	42
Real estate construction	2,046.0	9	4.3	1,961.7	9
Other retail	153.6	1	(6.6)	164.6	1
Credit card receivables	195.2	1	(18.0)	238.1	1
Real estate loans pledged against other collateralized borrowings	572.3	3	NM	6.5	-
Total retail	10,875.1	50	(1.3)	11,015.8	53
Total loans, net of unearned	$22,007.2	100%	5.5%	$20,853.9	100%

Commercial loan growth should continue to be relatively strong due to national expansion and expected greater demand for commercial and industrial loans. Year-over-year growth in retail loans will be primarily driven by the national sales platform and market conditions.

LOANS HELD FOR SALE

Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, student loans, small issuer trust preferred securities and credit card receivables. The mortgage warehouse accounts for the majority of loans held for sale. Loans held for sale decreased 23 percent to $3.6 billion in 2007 from $4.8 billion in 2006. This decline is related to the lower demand for mortgages, HELOC, second-lien mortgages and small issuer trust preferred securities, reflecting the soft housing market. FHN continues to fund loan originations and maintain a stable liquidity position through whole-loan sales and securitizations.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits increased 8 percent to $13.3 billion in first quarter 2007 compared to $12.3 billion in 2006, primarily due to growth in Retail/Commercial Banking deposits reflecting market share gains in Tennessee markets and growth in the developing national markets. Short-term purchased funds averaged $14.7 billion for first quarter 2007, down 16 percent or $2.7 billion from first quarter 2006. In first quarter 2007, short-term purchased funds accounted for 43 percent of FHN’s total funding down from 52 percent in first quarter 2006, which is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and long-term debt. Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings. Long-term debt averaged $6.4 billion in first quarter 2007 compared to $3.8 billion in first quarter 2006.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders’ equity increased 6 percent in first quarter 2007 to $2.5 billion from $2.3 billion, reflecting internal capital generation. Period-end shareholders’ equity was $2.5 billion on March 31, 2007, up 5 percent from the prior year. This increase in shareholders’ equity came principally from retention of net income after dividends and the effects of stock repurchases and option exercises. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders.

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

Table 7 - Issuer Purchases of Equity Securities

(Volume in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
2007
January 1 to January 31	11	$ 41.75	11	30,411
February 1 to February 28	*	44.18	*	30,411
March 1 to March 31	-	-	-	30,411
Total	11	$ 41.76	11
* Amount is less than 1,000 shares
Compensation Plan Programs:
-
A consolidated compensation plan share purchase program was approved on July 20, 2004, and was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On March 31, 2007, the maximum number of shares that may be purchased under the program was 28.8 million shares.

Other Programs:
-
A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16, 2001, it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004. On October 19, 2004, the board of directors extended the authorization until December 31, 2007. On March 31, 2007, the maximum number of shares that may be purchased under the program was 1.6 million shares.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of March 31, 2007, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 6 - Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the CEO and other executive officers of FHN. The Executive Vice President (EVP) of Risk Management oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Senior Credit Policy Committee, Asset/Liability Committee (ALCO), Capital Management Committee, Regulatory Compliance Committee, Operational Risk Committee, and the Executive Program Governance Forum. The Chief Credit Officer, EVP of Interest Rate Risk Management, Chief Financial Officer, EVP of Regulatory Risk Management, EVP of Risk Management, and EVP of Corporate Services chair these committees respectively. Reports regarding Credit, Asset/Liability Management, Market Risk, Capital Management, Regulatory Compliance, and Operational Risks are provided to the Credit Policy and Executive and/or Audit Committee of the Board and to the full Board.

Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures, and portfolio management all executed through experienced personnel. The internal audit department also evaluates risk management activities. These evaluations are reviewed with management and the Audit Committee, as appropriate.

INTEREST RATE RISK MANAGEMENT

Interest rate risk is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income and/or expense at different times or in different amounts. ALCO, a committee consisting of senior management that meets regularly, is responsible for coordinating the financial management of interest rate risk. FHN primarily manages interest rate risk by structuring the balance sheet to attempt to maintain the desired level of associated earnings while operating within prudent risk limits and thereby preserving the value of FHN’s capital.

Net interest income and the financial condition of FHN are affected by changes in the level of market interest rates as the repricing characteristics of loans and other assets do not necessarily match those of deposits, other borrowings and capital. To the extent that earning assets reprice more quickly than liabilities, this position will benefit net interest income in a rising interest rate environment and will negatively impact net interest income in a declining interest rate environment. In the case of floating rate assets and liabilities with similar repricing frequencies, FHN may also be exposed to basis risk, which results from changing spreads between earning and borrowing rates. Generally, when interest rates decline, Mortgage Banking faces increased prepayment risk associated with MSR.

In certain cases, derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates. As discussed in Critical Accounting Policies, derivative financial instruments are used by mortgage banking for two purposes. First, forward sales contracts and futures contracts are used to protect against changes in fair value of the pipeline and mortgage warehouse (refer to discussion of Pipeline and Warehouse under Critical Accounting Policies) from the time an interest rate is committed to the customer until the mortgage is sold into the secondary market due to increases in interest rates. Second, interest rate contracts are utilized to protect against MSR prepayment risk that generally accompanies declining interest rates. As interest rates fall, the value of MSR should decrease and the value of the servicing hedge should increase. The converse is also true.

Derivative instruments are also used to protect against the risk of loss arising from adverse changes in the fair value of capital markets’ securities inventory due to changes in interest rates. FHN does not use derivative instruments to protect against changes in fair value of loans or loans held for sale other than the mortgage pipeline and warehouse.

In addition to the balance sheet impacts, fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. Mortgage banking revenue, which is generated from originating, selling and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand. In general, low or declining interest rates typically lead to increased origination fees and profit from the sale of loans but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence income from originations and sales of loans while servicing-related income may rise due to lower prepayments. The earnings impact from originations and sales of loans on total earnings is more significant than servicing-related income. Net interest income earned on warehouse loans held for sale and on swaps and similar derivative instruments used to protect the value of MSR increases when the yield curve steepens and decreases when the yield curve flattens or inverts. In addition, a flattening or inverted yield curve negatively impacts the demand for fixed income securities and, therefore, Capital Markets’ revenue.

LIQUIDITY MANAGEMENT

ALCO focuses on being able to fund assets with liabilities of the appropriate duration, as well as the risk of not being able to meet unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, maintaining sufficient unused borrowing capacity in the national money markets, growing core deposits, and the repayment of loans and the capability to sell or securitize loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Home Loan Bank (FHLB), the Federal Reserve Banks, access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, availability to the overnight and term Federal Funds markets, access to retail brokered certificates of deposit, dealer and commercial customer repurchase agreements, and through the sale or securitization of loans.

Core deposits are a significant source of funding and have been a stable source of liquidity for banks. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. For first quarter 2007 and 2006, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 161 percent and 169 percent, respectively. One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations. During 2006, FHN sold loans through on-balance sheet securitizations structured as financings for accounting purposes. FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

FTBNA has a bank note program providing additional liquidity of $5.0 billion. This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes. On March 31, 2007, $1.7 billion was available under current conditions through the bank note program as a funding source.

FHN and FTBNA have the ability to generate liquidity by issuing preferred equity or incurring other debt. Liquidity has been obtained through FTBNA’s issuance of approximately $250 million of subordinated notes in 2006. FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, and FHLB borrowings in its management of liquidity.

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2007 and 2006. For the three months ended March 31, 2007, net cash provided by investing and financing activities exceeded negative cash flows from operating activities primarily due to a temporary increase in cash demands from capital markets activities. Positive investing cash flows resulted as $.6 billion available for sale securities were sold in anticipation of loan growth, and the issuance of $.8 billion in long term debt resulted in an increase in net cash from financing activities. As deposits grew $2.3 billion, short-term borrowings were reduced by $2.2 billion in first quarter 2007. In 2006, significant cash flows for the quarter from investing activities included the sale of $2.2 billion investment securities and the subsequent purchase of $2.5 billion investment securities as the portfolio was repositioned. Investing activities also provided a $.4 billion increase in cash due to the merchant divestiture, of which $.2 billion, the gain on the sale, is included in net income. The impacts to cash flows from loan growth and an increase in capital markets balances were largely offset by a decrease in loans held for sale. Cash flows from financing activities reflected a decrease of $1.9 billion in deposits, primarily from certificates of deposit greater than $100,000, as long term borrowings, which increased $1.2 billion, and short-term borrowings, which increased $.5 billion, were utilized to fund the balance sheet. Also included in cash flows from financing activities was a decrease of $159.7 million related to the share repurchase. Earnings represent a significant source of liquidity, consistently providing positive cash flows from operating activities in the three-month periods ended 2007 and 2006.

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

FHN’s use of government agencies as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry. During first quarter 2007, approximately $3.6 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Certain of FHN's originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through government agencies. FHN pools and securitizes these non-conforming loans in proprietary transactions. After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition. These transactions, which are conducted through single-purpose business trusts, are an efficient way for FHN and other participants in the housing industry to monetize these assets. On March 31, 2007 and 2006, the outstanding principal amount of loans in these off-balance sheet business trusts was $25.0 billion and $21.4 billion, respectively. Given the significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

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

COMPLIANCE RISK MANAGEMENT

Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to banking activities. Management, measurement, and reporting of compliance risk are overseen by the Regulatory Compliance Committee, which is chaired by the EVP of Regulatory Risk Management. Key executives from the business segments, legal, risk management, and shared services are represented on the committee. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee, and to the Audit Committee of the Board, as applicable. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.

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

Effective January 1, 2006, FHN elected early adoption of Statement SFAS No. 156. This amendment to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140) required servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for servicing rights. FHN elected fair value accounting for all classes of mortgage servicing rights. Accordingly, FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS
When FHN sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount is capitalized as MSR on the Consolidated Condensed Statements of Condition at current fair value. The changes in fair value of MSR are included as a component of Mortgage Banking - Noninterest Income on the Consolidated Condensed Statements of Income.

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

Table 8 - Mortgage Banking Prepayment Assumptions
	Three Months Ended
	March 31
	2007	2006
Prepayment speeds
Actual	17.1%	16.7%
Estimated*	14.0	11.0
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

First Horizon Home Loans engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by a prominent independent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On March 31, 2007 and 2006, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

The First Horizon Risk Management Committee (FHRMC) reviews the overall assessment of the estimated fair value of MSR monthly. The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon Home Loans’ MSR. In addition, FHN’s MSR Committee reviews the initial capitalization rates for newly originated MSR, the assessment of the fair value of MSR and the source of significant changes to the MSR carrying value each quarter.

Hedging the Fair Value of MSR
First Horizon Home Loans enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  Specifically, First Horizon Home Loans enters into interest rate contracts (including swaps, swaptions and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. Changes in the value of the hedges are recognized as a component of net servicing income in mortgage banking noninterest income. Successful economic hedging will help minimize earnings volatility that may result from carrying MSR at fair value.

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

Excess Interest (Interest-Only Strips) Fair Value - Residential Mortgage Loans
In certain cases, when First Horizon Home Loans sells mortgage loans in the secondary market, it retains an interest in the mortgage loans sold primarily through excess interest. These financial assets represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees and are legally separable from the base servicing rights. Consistent with MSR, the fair value of excess interest typically rises as market interest rates increase and declines as market interest rates decrease. Additionally, similar to MSR, the market for excess interest is limited, and the precise terms of transactions involving excess interest are not typically readily available. Accordingly, First Horizon Home Loans relies primarily on a discounted cash flow model to estimate the fair value of its excess interest.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $2.0 billion and $1.5 billion on March 31, 2007 and 2006, respectively. The balance sheet impacts of the related derivatives were net assets of $.2 million and $9.4 million on March 31, 2007 and 2006, respectively. Net losses of $.7 million and $3.6 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the three months ended March 31, 2007 and 2006, respectively.

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

For the periods ended March 31, 2007 and 2006, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower. Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in an asset with an estimated fair value of $16.4 million and a liability with an estimated fair value of $3.8 million on March 31, 2007, compared to an asset with an estimated fair value of $6.5 million and a liability with an estimated fair value of $10.8 million on March 31, 2006.

FORECLOSURE RESERVES
As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market. Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure. On March 31, 2007 and 2006, $3.1 billion of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk. Additionally, on March 31, 2007 and 2006, $4.9 billion and $5.5 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances. On March 31, 2007 and 2006, $115.5 million and $150.6 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults. Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On March 31, 2007 and 2006, the foreclosure reserve was $15.5 million and $22.1 million, respectively. While the servicing portfolio has grown from $97.3 billion on March 31, 2006, to $103.2 billion on March 31, 2007, the foreclosure reserve has decreased primarily due to the decline in the limited and full recourse portfolios. This decrease was partially offset by increased reserves for loans sold with recourse for early payment default.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates. There have been no significant changes to the methodology for the quarters ended March 31, 2007 and 2006.

GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually. As of October 1, 2006, FHN engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its annual impairment assessment. The independent valuation utilized three separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit. The valuation as of October 1, 2006, indicated no goodwill impairment for any of the reporting units.

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

OTHER

ACCOUNTING CHANGES

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. FHN is currently assessing the financial impact of adopting SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a hierarchy to be used in performing measurements of fair value. SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. Additionally, SFAS No. 157 provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. SFAS No. 157 is effective prospectively for fiscal years beginning after November 15, 2007. FHN is currently assessing the financial impact of adopting SFAS No. 157.

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB. EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning undivided profits. FHN is currently assessing the financial impact of adopting EITF 06-4.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 26-47, (b) the section entitled “Risk Management - Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2006 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2006 Annual Report to shareholders.

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

Item 4(T). Controls and Procedures

Not applicable

Part II.

OTHER INFORMATION

Items 1, 3, 4 and 5

As of the end of the first quarter 2007, the answers to Items 1, 3, 4 and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 1A         Risk Factors

The following information supplements the discussion concerning “Interest Rates and Yield Curve Risks” in Item 1A of the Corporation’s annual report on Form 10-K for the year 2006.

Like all financial services companies, we face the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are equal, or nearly equal, to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is relatively steep. However, during much of 2006 the yield curve was inverted and the degree of inversion generally worsened as the year progressed. The yield curve inversion has continued into 2007, and we are unable to predict when it will resume a more typical shape.  A flat or inverted yield curve tends to decrease net interest margin, as yields on the warehouse narrow relative to their short-term funding sources, and it tends to reduce demand for long-term debt securities, adversely impacting the revenues of our capital markets business.  In addition, a prolonged inversion of the yield curve historically is so uncommon that it is difficult to predict all the effects that such a market condition is reasonably likely to create.  One such effect has been an overall increase in the cost of hedging mortgage servicing rights (MSR) in our mortgage business. This cost is tied to factors including volatility in the market place, the shape of the yield curve, product duration, risk tolerance and other effects which may favorably or unfavorably impact hedging cost.

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of
Part I - First Horizon National Corporation - Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 36.

Item 6            Exhibits

(a)	Exhibits.

 Exhibit No.                  Description

3.2	Bylaws of the Corporation, as amended and restated as of April 17, 2007, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated April 17, 2007.

4	Instruments defining the rights of security holders, including indentures.*

10.2(f)**	2003 Equity Compensation Plan, as amended and restated January 16, 2007.

10.6(a)**
2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 17, 2007, filed March 12, 2007.

10.7(e)**	Amended and Restated Pension Restoration Plan, as amended and restated January 16, 2007.

10.7(h)**	Description of 2007 salary rates for 2006 named executive officers and certain others.

10.7(l)**	Conformed copy of J. Kenneth Glass Retirement Agreement, incorporated herein by reference to Exhibit 10.7(l) to the Corporation’s Current Report on Form 8-K dated March 21, 2007.

13
The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 23-25 and page 108 in the Corporation’s 2006 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 17, 2007, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

DATE: May 8, 2007	By:	/s/ D. Bryan Jordan D. Bryan Jordan Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	Bylaws of the Corporation, as amended and restated as of April 17, 2007, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated April 17, 2007.

4	Instruments defining the rights of security holders, including indentures.*

10.2(f)**	2003 Equity Compensation Plan, as amended and restated January 16, 2007.

10.6(a)**	2003 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 17, 2007, filed March 12, 2007.

10.7(e)**	Amended and Restated Pension Restoration Plan, as amended and restated January 16, 2007.

10.7(h)**	Description of 2007 salary rates for 2006 named executive officers and certain others.

10.7(l)**	Conformed copy of J. Kenneth Glass Retirement Agreement, incorporated herein by reference to Exhibit 10.7(l) to the Corporation’s Current Report on Form 8-K dated March 21, 2007.

13
The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 23-25 and page 108 in the Corporation’s 2006 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 17, 2007, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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