Form 10-Q
period 2007-06-30
FIRST HORIZON NATIONAL CORP
filed 2007-08-07
CIK 36966

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

_________________________________________________________________
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

Yes         No  x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	126,236,535
Class	Outstanding on June 30, 2007

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION		First Horizon National Corporation
	June 30		December 31
(Dollars in thousands)(Unaudited)	2007	2006	2006
Assets:
Cash and due from banks	$ 799,428	$ 825,364	$ 943,555
Federal funds sold and securities
purchased under agreements to resell	1,121,052	1,572,143	1,202,537
Total cash and cash equivalents	1,920,480	2,397,507	2,146,092
Investment in bank time deposits	58,241	75,903	18,037
Trading securities	2,291,704	2,183,102	2,230,745
Loans held for sale	3,330,489	3,222,735	2,873,577
Securities available for sale	3,374,583	3,137,667	3,923,215
Securities held to maturity (fair value of $271 on June 30, 2007; $387 on
June 30, 2006; and $272 on December 31, 2006)	270	384	269
Loans, net of unearned income	22,382,303	21,717,264	22,104,905
Less: Allowance for loan losses	229,919	199,835	216,285
Total net loans	22,152,384	21,517,429	21,888,620
Mortgage servicing rights, net	1,522,966	1,595,413	1,533,942
Goodwill	279,825	281,910	275,582
Other intangible assets, net	61,947	75,055	64,530
Capital markets receivables	1,240,456	1,058,690	732,282
Premises and equipment, net	438,807	431,385	451,708
Real estate acquired by foreclosure	67,499	60,577	63,519
Discontinued assets	-	696	416
Other assets	1,654,433	1,430,781	1,715,725
Total assets	$ 38,394,084	$ 37,469,234	$ 37,918,259

Liabilities and shareholders' equity:
Deposits:
Savings	$ 3,520,757	$ 3,246,821	$ 3,354,180
Time deposits	2,885,307	2,819,597	2,924,050
Other interest-bearing deposits	1,822,076	1,894,707	1,969,700
Certificates of deposit $100,000 and more	8,016,808	8,053,119	6,517,629
Interest-bearing	16,244,948	16,014,244	14,765,559
Noninterest-bearing	5,516,735	5,679,198	5,447,673
Total deposits	21,761,683	21,693,442	20,213,232
Federal funds purchased and securities
sold under agreements to repurchase	3,841,251	3,387,711	4,961,799
Trading liabilities	658,533	929,694	789,957
Commercial paper and other short-term borrowings	246,815	721,227	1,258,513
Term borrowings	5,828,138	5,325,014	5,243,961
Other collateralized borrowings	821,966	281,280	592,399
Total long-term debt	6,650,104	5,606,294	5,836,360
Capital markets payables	1,144,029	1,057,617	799,489
Discontinued liabilities	-	8,422	6,966
Other liabilities	1,332,910	1,327,360	1,294,283
Total liabilities	35,635,325	34,731,767	35,160,599
Preferred stock of subsidiary	295,277	295,274	295,270
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 126,236,535 on June 30, 2007;
123,947,391 on June 30, 2006; and 124,865,982 on December 31, 2006)	78,898	77,467	78,041
Capital surplus	352,138	282,563	312,521
Undivided profits	2,120,014	2,113,514	2,144,276
Accumulated other comprehensive loss, net	(87,568)	(31,351)	(72,448)
Total shareholders' equity	2,463,482	2,442,193	2,462,390
Total liabilities and shareholders' equity	$ 38,394,084	$ 37,469,234	$ 37,918,259
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except per share data)(Unaudited)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$413,254	$393,451	$ 823,681	$756,934
Interest on investment securities	47,105	41,747	101,375	77,886
Interest on loans held for sale	65,923	75,832	124,768	152,174
Interest on trading securities	50,069	43,598	90,632	82,113
Interest on other earning assets	18,552	23,954	37,632	42,844
Total interest income	594,903	578,582	1,178,088	1,111,951
Interest expense:
Interest on deposits:
Savings	29,919	21,827	55,950	37,173
Time deposits	33,555	29,116	66,592	54,454
Other interest-bearing deposits	6,808	6,361	13,697	11,912
Certificates of deposit $100,000 and more	110,630	110,068	216,906	229,364
Interest on trading liabilities	14,272	19,923	30,633	38,270
Interest on short-term borrowings	68,932	67,380	136,096	123,624
Interest on long-term debt	91,355	70,309	181,363	117,835
Total interest expense	355,471	324,984	701,237	612,632
Net interest income	239,432	253,598	476,851	499,319
Provision for loan losses	44,408	18,653	72,894	36,452
Net interest income after provision for loan losses	195,024	234,945	403,957	462,867
Noninterest income:
Capital markets	85,054	102,165	172,167	195,023
Mortgage banking	71,300	116,472	144,397	197,154
Deposit transactions and cash management	43,079	42,756	82,437	80,779
Revenue from loan sales and securitizations	9,615	12,212	19,278	23,569
Insurance commissions	7,674	12,461	17,463	27,147
Trust services and investment management	10,628	10,824	20,316	21,481
Equity securities (losses)/gains, net	(995)	2,517	2,967	1,514
Debt securities (losses)/gains, net	(19)	376	6,292	(78,902)
All other income and commissions	53,963	35,229	98,170	64,857
Total noninterest income	280,299	335,012	563,487	532,622
Adjusted gross income after provision for loan losses	475,323	569,957	967,444	995,489
Noninterest expense:
Employee compensation, incentives and benefits	258,191	245,796	504,534	505,937
Occupancy	33,402	27,525	62,186	57,627
Equipment rentals, depreciation and maintenance	21,791	17,858	39,404	38,122
Operations services	17,457	17,075	35,278	34,515
Communications and courier	10,746	13,409	22,286	28,321
Amortization of intangible assets	2,623	2,881	5,448	5,769
All other expense	113,030	98,467	191,116	187,801
Total noninterest expense	457,240	423,011	860,252	858,092
Income before income taxes	18,083	146,946	107,192	137,397
(Benefit)/provision for income taxes	(3,861)	43,013	14,941	30,054
Income from continuing operations	21,944	103,933	92,251	107,343
Income from discontinued operations, net of tax	179	376	419	210,649
Income before cumulative effect of changes in accounting principle	22,123	104,309	92,670	317,992
Cumulative effect of changes in accounting principle, net of tax	-	-	-	1,345
Net income	$ 22,123	$104,309	$ 92,670	$319,337
Earnings per common share from continuing operations	$ .18	$ .84	$ .74	$ .86
Earnings per common share from discontinued operations, net of tax	-	-	-	1.69
Earnings per common share from cumulative effect of changes in accounting principle	-	-	-	.01
Earnings per common share (Note 7)	$ .18	$ .84	$ .74	$ 2.56
Diluted earnings per common share from continuing operations	$ .17	$ .82	$ .72	$ .84
Diluted earnings per common share from discontinued operations, net of tax	-	-	-	1.64
Diluted earnings per common share from cumulative effect of changes in accounting principle	-	-	-	.01
Diluted earnings per common share (Note 7)	$ .17	$ .82	$ .72	$ 2.49
Weighted average common shares (Note 7)	125,873	123,667	125,609	124,573
Diluted average common shares (Note 7)	128,737	127,280	128,720	128,185
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2007	2006
Balance, January 1	$2,462,390	$2,347,539
Adjustment to reflect change in accounting for tax benefits (FIN 48)	(862)	-
Adjustment to reflect adoption of measurement date provisions for SFAS No. 158	6,233	-
Adjustment to reflect change in accounting for purchases of life insurance
(EITF Issue No. 06-5)	(548)	-
Net income	92,670	319,337
Other comprehensive income:
Unrealized fair value adjustments, net of tax:
Cash flow hedges	(29)	966
Securities available for sale	(25,963)	9,927
Comprehensive income	66,678	330,230
Cash dividends declared	(113,450)	(111,752)
Common stock repurchased	(1,096)	(165,568)
Common stock issued for:
Stock options and restricted stock	30,506	34,878
Acquisitions	-	487
Excess tax benefit from stock-based compensation arrangements	6,029	3,592
Adjustment to reflect change in accounting for employee stock option forfeitures	-	(1,780)
Recognized pension and other employee benefit plans net periodic benefit costs	2,562	-
Stock-based compensation expense	5,009	4,567
Other	31	-
Balance, June 30	$2,463,482	$2,442,193
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Six Months Ended June 30
(Dollars in thousands)(Unaudited)		2007	2006
Operating	Net income	$ 92,670	$ 319,337
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	72,894	36,452
	Provision for deferred income tax	14,941	30,054
	Depreciation and amortization of premises and equipment	27,231	26,040
	Amortization of intangible assets	5,448	5,995
	Net other amortization and accretion	42,386	43,359
	Decrease in derivatives, net	58,724	1,643
	Market value adjustment on mortgage servicing rights	(100,230)	(167,031)
	Provision for foreclosure reserve	6,101	6,421
	Cumulative effect of changes in accounting principle, net of tax	-	(1,345)
	Gain on divestiture	-	(208,577)
	Stock-based compensation expense	5,009	4,567
	Excess tax benefit from stock-based compensation arrangements	(6,029)	(3,592)
	Equity securities gains, net	(2,967)	(1,514)
	Debt securities (gains)/losses, net	(6,292)	78,902
	Net losses on disposal of fixed assets	588	1,925
	Net (increase)/decrease in:
	Trading securities	(60,959)	(49,674)
	Loans held for sale	(456,912)	1,201,532
	Capital markets receivables	(508,174)	(547,182)
	Interest receivable	11,013	(6,258)
	Other assets	119,737	12,554
	Net increase/(decrease) in:
	Capital markets payables	344,540	466,290
	Interest payable	5,600	21,634
	Other liabilities	(48,599)	(74,303)
	Trading liabilities	(131,424)	136,056
	Total adjustments	(607,374)	1,013,948
	Net cash (used)/provided by operating activities	(514,704)	1,333,285
Investing	Available for sale securities:
Activities	Sales	624,240	2,261,985
	Maturities	368,577	374,135
	Purchases	(469,738)	(2,891,770)
	Premises and equipment:
	Sales	-	25
	Purchases	(15,322)	(50,711)
	Net increase in loans	(367,402)	(1,192,658)
	Net increase in investment in bank time deposits	(40,200)	(65,216)
	Proceeds from divestitures, net of cash and cash equivalents	-	421,756
	Acquisitions, net of cash and cash equivalents acquired	-	(487)
	Net cash provided/(used) by investing activities	100,155	(1,142,941)
Financing	Common stock:
Activities	Exercise of stock options	30,571	34,676
	Cash dividends paid	(112,085)	(111,950)
	Repurchase of shares	(1,096)	(165,568)
	Excess tax benefit from stock-based compensation arrangements	6,029	3,592
	Long-term debt:
	Issuance	1,076,909	2,234,160
	Payments	(227,604)	(18,718)
	Issuance of preferred stock of subsidiary	8	-
	Repurchase of preferred stock of subsidiary	(1)	-
	Net increase/(decrease) in:
	Deposits	1,548,452	(1,743,091)
	Short-term borrowings	(2,132,246)	(428,821)
	Net cash provided/(used) by financing activities	188,937	(195,720)
	Net decrease in cash and cash equivalents	(225,612)	(5,376)
	Cash and cash equivalents at beginning of period	2,146,092	2,402,883
	Cash and cash equivalents at end of period	$1,920,480	$2,397,507
	Cash and cash equivalents from discontinued operations at beginning of period, included above	$ -	$ 874
	Total interest paid	694,751	590,066
	Total income taxes paid	13,782	104,898
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

Income Taxes.   FHN or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state’s jurisdiction. With few exceptions, FHN is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) has completed its examination of all U.S. federal returns through 2004, although 2003 and 2004 remain open under the statute. All proposed adjustments with respect to examinations of federal returns filed for 2004 and prior years have been settled.

FHN adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, FHN recognized a $.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of undivided profits. The total balance of unrecognized tax benefits at January 1, 2007, was $41.0 million. First Horizon does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.  Included in the balance at January 1, 2007, were $15.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  FHN recognizes interest accrued related to unrecognized tax benefits in tax expense and penalties in tax expense. FHN had approximately $4.8 million for the payment of interest accrued at January 1, 2007.  As of June 30, 2007, no significant changes to these amounts have occurred since the adoption of FIN 48.

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

Effective January 1, 2007, FHN elected early adoption of the final provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), which required that the annual measurement date of a plan’s assets and liabilities be as

Note 1 - Financial Information (continued)

of the date of the financial statements. As a result of adopting the measurement date provisions of SFAS No. 158, total equity was increased by $6.2 million on January 1, 2007, consisting of a reduction to undivided profits of $2.1 million and a credit to accumulated other comprehensive income of $8.3 million. Effective December 31, 2006, FHN adopted the provisions of SFAS No. 158 related to the requirements to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statements of condition. SFAS No. 158 did not change measurement or recognition requirements for periodic pension and postretirement costs.  SFAS No. 158 also provides that changes in the funded status of a defined benefit postretirement plan should be recognized in the year such changes occur through comprehensive income. As a result of adopting the recognition provisions of SFAS No. 158, unrecognized transition assets and obligations, unrecognized actuarial gains and losses, and unrecognized prior service costs and credits were recognized as a component of accumulated other comprehensive income resulting in a reduction in equity of $76.7 million, net of tax, on December 31, 2006.

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

Effective January 1, 2006, FHN elected early adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”.  This amendment to SFAS No. 140 requires servicing rights be initially measured at fair value.  Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights.  FHN elected fair value accounting for its MSR.  Accordingly, FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.

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

FHN adopted SFAS No. 123-R, “Share-Based Payment”, as of January 1, 2006.  SFAS No. 123-R requires recognition of expense over the requisite service period for awards of share-based compensation to employees.  The grant date fair value of an award is used to measure the compensation expense to be recognized over the life of the award.  For unvested awards granted prior to the adoption of SFAS No. 123-R, the fair values utilized equal the values developed in preparation of the disclosures required under the original SFAS No. 123.  Compensation expense recognized after adoption of SFAS No. 123-R incorporates an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting.   As permitted by SFAS No. 123-R, FHN retroactively applied the provisions of SFAS No. 123-R to its prior period financial statements.  The Consolidated Condensed Statements of Income were revised to incorporate expenses previously presented in the footnote disclosures.  The Consolidated Condensed Statements of Condition were revised to reflect the effects of including equity compensation expense in those prior periods.  Additionally, all deferred compensation balances were reclassified within equity to capital surplus.  Since FHN’s prior disclosures included forfeitures as they occurred, a cumulative effect adjustment, as required by SFAS No. 123-R, of $1.1 million net of tax, was made for unvested awards that are not expected to vest due to anticipated forfeiture.

Accounting Changes Issued but Not Currently Effective. In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1), which provides guidance for determining whether an entity is within the scope of the AICPA’s Investment Companies Guide.  Additionally, SOP 07-1 provides certain criteria that must be met in order for investment company accounting applied by a subsidiary or equity method investee to be retained in the financial statements of the parent company or an equity method investor.  SOP 07-1 also provides expanded disclosure requirements regarding the retention of such investment company accounting in the consolidated financial statements.  In May 2007, FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (FIN 46(R)-7) was issued.  FIN 46(R)-7 amends FIN 46(R) to provide a permanent exception to its scope for companies within the scope of the revised Investment Companies Guide under SOP 07-1.  SOP 07-1 and FIN 46(R)-7

Note 1 - Financial Information (continued)

are effective for fiscal years beginning on or after December 15, 2007.  FHN is currently assessing the financial impact of adopting SOP 07-1 and FIN 46(R)-7.

In April 2007, FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1) was issued.  FIN 39-1 permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Upon adoption of FIN 39-1, entities are permitted to change their previous accounting policy election to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  Additionally, FIN 39-1 requires additional disclosures for derivatives and collateral associated with master netting arrangements.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007, through retrospective application, with early application permitted.  FHN is currently assessing the financial impact of adopting FIN 39-1.

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

Note 3 - Loans

The composition of the loan portfolio is detailed below:

	June 30		December 31
(Dollars in thousands)	2007	2006	2006
Commercial:
Commercial, financial and industrial	$ 7,218,582	$ 6,705,925	$ 7,201,009
Real estate commercial	1,389,963	1,276,278	1,136,590
Real estate construction	2,830,856	2,453,579	2,753,458
Retail:
Real estate residential	7,614,887	8,562,733	7,973,313
Real estate construction	2,158,775	2,076,004	2,085,133
Other retail	149,157	163,121	161,178
Credit card receivables	194,715	202,117	203,307
Real estate loans pledged against other collateralized
borrowings	825,368	277,507	590,917
Loans, net of unearned income	22,382,303	21,717,264	22,104,905
Allowance for loan losses	229,919	199,835	216,285
Total net loans	$22,152,384	$21,517,429	$21,888,620
Certain previously reported amounts have been reclassified to agree with current presentation.

Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured.  On June 30, 2007 and 2006, there were no outstanding commitments to advance additional funds to customers whose loans had been restructured.  The following table presents nonperforming loans on:

	June 30		December 31
(Dollars in thousands)	2007	2006	2006
Impaired loans	$ 119,043	$ 56,394	$ 76,340
Other nonaccrual loans*	21,466	19,940	17,290
Total nonperforming loans	$ 140,509	$ 76,334	$ 93,630
* On June 30, 2007 and 2006, and on December 31, 2006, other nonaccrual loans included $12.5 million, $15.0 million, and
$10.8 million, respectively, of loans held for sale.

Generally, interest payments received on impaired loans are applied to principal.  Once all principal has been received, additional payments are recognized as interest income on a cash basis.  The following table presents information concerning impaired loans:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2007	2006	2007	2006
Total interest on impaired loans	$ 154	$ 165	$ 495	$ 344
Average balance of impaired loans	95,777	48,689	89,722	46,261

Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the six months ended June 30, 2007 and 2006, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total
Balance on December 31, 2005	$179,635	$10,070	$189,705
Provision for loan losses	25,589	10,863	36,452
Divestitures/acquisitions/transfers	(1,195)	-	(1,195)
Charge-offs	(23,034)	(9,275)	(32,309)
Recoveries	5,533	1,649	7,182
Net charge-offs	(17,501)	(7,626)	(25,127)
Balance on June 30, 2006	$186,528	$13,307	$199,835

Balance on December 31, 2006	$200,827	$15,458	$216,285
Provision for loan losses	32,921	39,973	72,894
Divestitures/acquisitions/transfers	(10,961)	1,290	(9,671)
Charge-offs	(23,181)	(32,977)	(56,158)
Recoveries	4,489	2,080	6,569
Net charge-offs	(18,692)	(30,897)	(49,589)
Balance on June 30, 2007	$204,095	$25,824	$229,919

Note 4 - Mortgage Servicing Rights

On January 1, 2006, FHN elected early adoption of SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights.  Accordingly, FHN began initially recognizing all its classes of mortgage servicing rights (MSR) at fair value and elected to irrevocably continue application of fair value accounting to all its classes of MSR.  Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset.  FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.  The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $106.3 billion of mortgage loans on June 30, 2007, for which a servicing right has been capitalized.

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

Following is a summary of changes in capitalized MSR as of June 30, 2007 and 2006:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2006	$1,318,219	$ 5,470	$14,384
Addition of mortgage servicing rights	212,821	10,627	3,862
Reductions due to loan payments	(130,911)	(1,752)	(4,338)
Changes in fair value due to:
Changes in current market interest rates	165,182	95	1,029
Other changes in fair value	338	17	370
Fair value on June 30, 2006	$1,565,649	$14,457	$15,307
Fair value on January 1, 2007	$1,495,215	$24,091	$14,636
Addition of mortgage servicing rights	185,257	7,995	1,832
Reductions due to loan payments	(124,359)	(4,547)	(2,837)
Changes in fair value due to:
Changes in current market interest rates	100,215	66	-
Reclassification to trading assets	(174,547)	-	-
Other changes in fair value	(54)	3	-
Fair value on June 30, 2007	$1,481,727	$27,608	$13,631

In conjunction with capital management initiatives, FHN modified Pooling and Servicing Agreements (PSA) on its private securitizations during the second quarter of 2007 to segregate the retained yield component from the master servicing fee.  The retained yield of $174.5 million was reclassified from mortgage servicing rights to trading securities on the Consolidated Condensed Statements of Condition.

Note 5 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2005	$281,440	$ 76,647
Amortization expense	-	(5,769)
Additions	1,580	4,300
Divestitures	(1,110)	(123)
June 30, 2006	$281,910	$ 75,055
December 31, 2006	$275,582	$ 64,530
Amortization expense	-	(5,448)
Divestitures	-	(60)
Additions**	4,243	2,925
June 30, 2007	$279,825	$ 61,947
* Represents customer lists, acquired contracts, premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.
** Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $138.3 million on June 30, 2007, net of $76.4 million of accumulated amortization.  Estimated aggregate amortization expense for the remainder of 2007 is expected to be $5.3 million and is expected to be $8.9 million, $6.9 million, $6.0 million and $5.7 million for the twelve-month periods of 2008, 2009, 2010 and 2011, respectively.

The following is a summary of goodwill detailed by reportable segments for the six months ended June 30:

	Retail/
	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2005	$104,781	$61,593	$115,066	$281,440
Divestitures	(1,110)	-	-	(1,110)
Additions	30	1,550	-	1,580
June 30, 2006	$103,701	$63,143	$115,066	$281,910
December 31, 2006	$ 94,276	$66,240	$115,066	$275,582
Additions*	-	4,243	-	4,243
June 30, 2007	$ 94,276	$70,483	$115,066	$279,825
* Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 6 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met.  Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage).  Management believes, as of June 30, 2007, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below.  In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999.  Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 11.73 percent, 8.11 percent and 6.65 percent, respectively, on June 30, 2007, and were 12.07 percent, 8.25 percent and 6.71 percent, respectively, on June 30, 2006.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On June 30, 2007:
Actual:
Total Capital	$4,027,528		12.90%	$3,797,809		12.31%
Tier 1 Capital	2,711,329		8.68	2,581,611		8.37
Leverage	2,711,329		7.00	2,581,611		6.72

For Capital Adequacy Purposes:
Total Capital	2,497,928	>	8.00	2,468,136	>	8.00
Tier 1 Capital	1,248,964	>	4.00	1,234,068	>	4.00
Leverage	1,549,325	>	4.00	1,537,335	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,085,170	>	10.00
Tier 1 Capital				1,851,102	>	6.00
Leverage				1,921,669	>	5.00
On June 30, 2006:
Actual:
Total Capital	$3,943,421		13.13%	$3,757,888		12.61%
Tier 1 Capital	2,612,228		8.70	2,526,694		8.48
Leverage	2,612,228		6.86	2,526,694		6.69

For Capital Adequacy Purposes:
Total Capital	2,402,466	>	8.00	2,383,795	>	8.00
Tier 1 Capital	1,201,233	>	4.00	1,191,897	>	4.00
Leverage	1,523,082	>	4.00	1,511,220	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,979,744	>	10.00
Tier 1 Capital				1,787,846	>	6.00
Leverage				1,889,025	>	5.00
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 7 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2007	2006	2007	2006
Net income from continuing operations	$ 21,944	$ 103,933	$ 92,251	$ 107,343
Income from discontinued operations, net of tax	179	376	419	210,649
Cumulative effect of changes in accounting
principle, net of tax	-	-	-	1,345
Net income	$ 22,123	$ 104,309	$ 92,670	$ 319,337

Weighted average common shares	125,873	123,667	125,609	124,573
Effect of dilutive securities	2,864	3,613	3,111	3,612
Diluted average common shares	128,737	127,280	128,720	128,185

Earnings per common share:
Net income from continuing operations	$ .18	$ .84	$ .74	$ .86
Income from discontinued operations, net of tax	-	-	-	1.69
Cumulative effect of changes in accounting
principle, net of tax	-	-	-	.01
Net income	$ .18	$ .84	$ .74	$ 2.56

Diluted earnings per common share:
Net income from continuing operations	$ .17	$ .82	$ .72	$ .84
Income from discontinued operations, net of tax	-	-	-	1.64
Cumulative effect of changes in accounting
principle, net of tax	-	-	-	.01
Net income	$ .17	$ .82	$ .72	$ 2.49
Equity awards of 7,850 and 6,124 with weighted average exercise prices of $41.81 and $42.62 per share for the three months ended June 30, 2007 and 2006, respectively, and of 5,843 and 5,891 with weighted average exercise prices of $42.46 and $42.69 per share for the six months ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.

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

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN’s subsidiary, First Horizon Home Loans. The case generally concerned the charging of certain loan origination fees, including fees permitted by Kansas and federal law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs sought a refund of fees, a repayment and forgiveness of loan interest, prejudgment interest, punitive damages, loan rescission, and attorneys’ fees. In response to pre-trial motions, the court certified a statewide class action involving approximately 4,000 loans and made a number of rulings that could have significantly affected the ultimate outcome of the case in the absence of an appeal.  Trial had been scheduled for the fourth quarter of 2006.

As a result of mediation, FHN entered into a final settlement agreement related to the McGuire lawsuit. In connection with this settlement, FHN agreed to pay, under agreed circumstances using an agreed methodology, an aggregate of up to approximately $36 million.  At the present time, the period during which claims under the settlement can be made has ended, and the claims that have been received are being evaluated. The total amount currently reserved for this matter, based on the claims received and FHN’s evaluation of them to date, is approximately $30 million.  The settlement has received final approval by the court, the court has entered its order making the settlement final, there have been no appeals, and the time for any appeals has expired.

The loss reserve for this matter reflects an estimate of the amount that ultimately would be paid under the settlement. The difference between the maximum amount possible under the settlement and the amount reserved reflects the amount and value of claims received. The ultimate amount paid under the settlement is not expected to be higher than the amount reserved at present, and may be lower in the event some of the claims are reduced or rejected for reasons set forth in the settlement, and in any event cannot exceed the settlement amount.

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

First Horizon Home Loans services a mortgage loan portfolio of approximately $106.0 billion on June 30, 2007, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders.  In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans.  In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder.  Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole.  In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding.  Accordingly, First Horizon Home Loans had an allowance for losses on the mortgage servicing portfolio of approximately $14.6 million and $15.1 million on June 30, 2007 and 2006, respectively.  First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default.  For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.  On June 30, 2007 and 2006, First Horizon Home Loans had single-family residential loans with outstanding balances of $110.5 million and $146.2 million, respectively, that were serviced on a full recourse basis. On June 30, 2007 and 2006, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by First Horizon Home Loans was $3.2 billion and $2.9 billion,

Note 8 - Contingencies and Other Disclosures (continued)

respectively.  Additionally, on June 30, 2007 and 2006, $4.8 billion and $5.3 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on June 30, 2007, the outstanding principal balance of these loans was $303.1 million and $82.5 million, respectively.  On June 30, 2006, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $482.5 million and $116.0 million, respectively.  In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $33.7 million and $56.7 million on June 30, 2007 and 2006, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

Note 9 – Pension and Other Employee Benefits

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

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost/(benefit)
Service cost	$ 4,327	$ 4,520	$ 75	$ 83
Interest cost	6,154	5,486	278	279
Expected return on plan assets	(10,637)	(8,945)	(441)	(421)
Amortization of prior service cost/(benefit)	220	211	(44)	(44)
Recognized losses/(gains)	1,810	1,769	(178)	(140)
Amortization of transition obligation	-	-	247	247
Net periodic cost/(benefit)	$ 1,874	$ 3,041	$ (63)	$ 4

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost/(benefit)
Service cost	$ 8,654	$ 9,040	$ 150	$ 166
Interest cost	12,308	10,971	556	558
Expected return on plan assets	(21,274)	(17,889)	(882)	(841)
Amortization of prior service cost/(benefit)	440	422	(88)	(88)
Recognized losses/(gains)	3,620	3,537	(356)	(281)
Amortization of transition obligation	-	-	494	494
Net periodic cost/(benefit)	$ 3,748	$ 6,081	$(126)	$ 8

Note 9 – Pension and Other Employee Benefits (continued)

FHN made a contribution of $37 million to the pension plan in fourth quarter 2006 and made an additional contribution of $37 million in first quarter 2007. Both of these contributions were attributable to the 2006 plan year. FHN expects to make no additional contributions to the pension plan or to the other employee benefit plan in 2007.

Note 10 – Business Segment Information

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

Total revenue, expense and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2007	2006	2007	2006
Total Consolidated
Net interest income	$ 239,432	$ 253,598	$ 476,851	$ 499,319
Provision for loan losses	44,408	18,653	72,894	36,452
Noninterest income	280,299	335,012	563,487	532,622
Noninterest expense	457,240	423,011	860,252	858,092
Pre-tax income	18,083	146,946	107,192	137,397
(Benefit)/provision for income taxes	(3,861)	43,013	14,941	30,054
Income from continuing operations	21,944	103,933	92,251	107,343
Income from discontinued operations, net of tax	179	376	419	210,649
Income before cumulative effect of changes
in accounting principle	22,123	104,309	92,670	317,992
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	1,345
Net income	$ 22,123	$ 104,309	$ 92,670	$ 319,337
Average assets	$ 39,070,144	$ 38,494,898	$ 38,859,763	$ 38,094,435
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 – Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2007	2006	2007	2006
Retail/Commercial Banking
Net interest income	$ 217,896	$ 232,496	$ 442,012	$ 458,236
Provision for loan losses	36,847	18,361	65,340	36,387
Noninterest income	106,649	113,984	209,608	221,723
Noninterest expense	206,217	214,744	404,412	433,110
Pre-tax income	81,481	113,375	181,868	210,462
Provision for income taxes	22,774	29,581	53,032	57,210
Income from continuing operations	58,707	83,794	128,836	153,252
Income from discontinued operations, net of tax	179	376	419	210,649
Income before cumulative effect	58,886	84,170	129,255	363,901
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	522
Net income	$ 58,886	$ 84,170	$ 129,255	$ 364,423
Average assets	$ 23,837,809	$ 23,021,401	$ 23,693,540	$ 22,992,194

Mortgage Banking
Net interest income	$ 24,353	$ 25,494	$ 41,696	$ 51,332
Provision for loan losses	(111)	292	(118)	65
Noninterest income	74,967	119,608	151,701	203,335
Noninterest expense	115,565	115,155	220,896	229,911
Pre-tax (loss)/income	(16,134)	29,655	(27,381)	24,691
(Benefit)/provision for income taxes	(8,493)	10,392	(20,275)	8,598
Loss before cumulative effect	(7,641)	19,263	(7,106)	16,093
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	414
Net (loss)/income	$ (7,641)	$ 19,263	$ (7,106)	$ 16,507
Average assets	$ 6,818,527	$ 6,617,849	$ 6,536,236	$ 6,414,714

Capital Markets
Net interest expense	$ (3,865)	$ (4,642)	$ (9,702)	$ (10,336)
Noninterest income	90,417	104,125	179,346	200,731
Noninterest expense	73,846	83,629	153,572	166,230
Pre-tax income	12,706	15,854	16,072	24,165
Provision for income taxes	4,741	5,924	5,958	8,999
Income before cumulative effect	7,965	9,930	10,114	15,166
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	179
Net income	$ 7,965	$ 9,930	$ 10,114	$ 15,345
Average assets	$ 4,382,041	$ 5,079,308	$ 4,407,086	$ 4,928,022
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 – Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2007	2006	2007	2006
Corporate
Net interest income	$ 1,048	$ 250	$ 2,845	$ 87
Provision for loan losses	7,672	-	7,672	-
Noninterest income/(expense)	8,266	(2,705)	22,832	(93,167)
Noninterest expense	61,612	9,483	81,372	28,841
Pre-tax loss	$ (59,970)	$ (11,938)	$ (63,367)	$ (121,921)
Benefit for income taxes	(22,883)	(2,884)	(23,774)	(44,753)
Loss before cumulative effect	(37,087)	(9,054)	(39,593)	(77,168)
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	230
Net loss	$ (37,087)	$ (9,054)	$ (39,593)	$ (76,938)
Average assets	$ 4,031,767	$ 3,776,340	$ 4,222,901	$ 3,759,505
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 – Derivatives

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

Mortgage Banking

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower. First Horizon Home Loans enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitments from changes in value due to changes in interest rates. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value, exclusive of the value of associated servicing rights, with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Changes in the fair value of the derivatives that serve as economic hedges of interest rate lock

Note 11 – Derivatives (continued)

commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $2.6 billion and $1.8 billion on June 30, 2007 and 2006, respectively. The balance sheet impacts of the related derivatives were net assets of $20.0 million and $7.8 million on June 30, 2007 and 2006, respectively. Net losses of $1.6 million and $10.4 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the six months ended June 30, 2007 and 2006, respectively.

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

Note 11 – Derivatives (continued)

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $61.9 million and $60.8 million on June 30, 2007 and 2006, respectively. These swaps have been accounted for as fair value hedges under the shortcut method.  The balance sheet impact of these swaps was $.6 million and $1.7 million in other liabilities on June 30, 2007 and 2006, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion on on June 30, 2007 and 2006. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $41.5 million and $56.0 million in other liabilities on June 30, 2007 and 2006, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

In first quarter 2006, FHN determined that derivative transactions used in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities did not qualify for hedge accounting under the shortcut method.  As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the long haul method, that accounting cannot be applied retroactively.  FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period.  In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in current earnings.  FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the long haul method.  For the period of time during first quarter 2006 that these hedge relationships were not redesignated under SFAS No. 133, the swaps were measured at fair value with gains or losses included in current earnings.  FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.3 billion on June 30, 2007 and 2006. The balance sheet impact of these swaps was $29.7 million and $33.1 million in other liabilities on June 30, 2007 and 2006, respectively.  There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has utilized an interest rate swap as a cash flow hedge of the interest payment on floating-rate bank notes with fair values of $100.5 million and $101.4 million on June 30, 2007 and 2006, respectively, and a maturity in first quarter 2009. The balance sheet impact of this swap was $.5 million in other assets and $.3 million, net of tax, in other comprehensive income on June 30, 2007, and was $1.4 million in other assets and $.9 million, net of tax, in other comprehensive income on June 30, 2006. There was no ineffectiveness related to this hedge.

Note 12 - Restructuring, Repositioning, and Efficiency Charges

In March 2007, FHN began Phases 2 and 3 of an ongoing, company-wide review of business practices with the goal of improving FHN’s overall profitability and productivity.  As a result of actions taken in the second quarter of 2007, FHN recorded pretax expenses of $39.3 million.  Of this amount, $14.8 million represents exit costs that have been accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).

Expenses resulted from the following actions:
•	Expense of $8.0 million associated with organizational and compensation changes for right sizing operating segments and consolidating functional areas.
•
Non-core business repositioning costs of $17.0 million, including costs associated with the exit of the collectible coin merchandising business and the transition of the non-prime mortgage origination business to a broker model.

•
Expense of $14.3 million related to other restructuring, repositioning, and efficiency initiatives, including facilities consolidation, procurement centralization, multi-sourcing and the divestiture of certain loan portfolios.

Expenses incurred in relation to the divestiture of a non-strategic loan portfolio are included in the provision for loan losses. All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the income statement, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits, facilities consolidation costs which are included in occupancy, costs associated with the impairment of premises and equipment which are included in equipment rentals, depreciation, and maintenance, and other costs associated with such initiatives, including professional fees, as well as asset impairment and repositioning costs associated with the exit from the collectible coin merchandising business, which are included in all other expense.  Additional estimated pretax charges of up to $60 million are anticipated to be recognized in relation to the continuing implementation of the currently identified restructuring, repositioning, and efficiency initiatives, through the targeted completion date for Phases 2 and 3 at the end of 2007.  Further, subsequent to the end of the second quarter of 2007, management decided to pursue the sale, closure, or consolidation of 34 full-service First Horizon Bank branches in Atlanta, Baltimore, Dallas and Northern Virginia, while maintaining a national specialty banking focus in those areas.  Charges in addition to those currently identified are anticipated from the sale, closure, or consolidation of such branches.  At this time, the amounts and exact timing of additional charges cannot be reasonably estimated.

Activity in the restructuring and repositioning liability for the three months ended June 30, 2007 is presented in the following table, along with other restructuring and repositioning expenses recognized.  All costs associated with the restructuring, repositioning, and efficiency initiatives implemented in the second quarter of 2007 are recorded as unallocated corporate charges within the Corporate segment.

	Three Months Ended
(Dollars in thousands)	June 30, 2007

	Charged to
	Expense	Liability
Beginning Balance	$ -	$ -
Severance and other employee related costs*	7,997	7,997
Facility consolidation costs	3,788	3,788
Other exit costs, professional fees and other	2,969	2,969
Total Accrued	14,754	14,754
Payments**	-	3,905
Accrual Reversals	-	-
Restructuring & Repositioning Reserve Balance	$14,754	$10,849
Other Restructuring & Repositioning Expenses:
Loan Portfolio Divestiture	7,672
Impairment of Premises and Equipment	5,159
Impairment of Other Assets	11,733
Total Other Restructuring & Repositioning Expenses	24,564
Total Charged to Expense	$39,318
*	Includes $1.2 million of deferred severance-related payments that will be paid after 2008.
**	Includes payments of $2.3 milllion related to severance and other employee related costs, payment of $.1 million for facility consolidation costs, and $1.5 million for payment related to exit costs, professional fees and other.

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

▪
Mortgage Banking helps provide home ownership through First Horizon Home Loans, which operates offices in 46 states and is one of the top 20 mortgage servicers and top 25 originators of mortgage loans to consumers.  This segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.

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

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income.  The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and six-month periods ended June 30, 2007, compared to the three-month and six-month periods ended June 30, 2006.  To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report.  Additional information including the 2006 financial statements, notes, and MD&A is provided in the 2006 Annual Report.

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

FINANCIAL SUMMARY (Comparison of Second Quarter 2007 to Second Quarter 2006)

FINANCIAL HIGHLIGHTS
Earnings for second quarter 2007 were $22.2 million or $.17 per diluted share.  In March 2007, FHN began Phases 2 and 3 of an ongoing, company-wide review of business practices with the goal of improving the FHN’s overall profitability and productivity.  As a result of actions taken in the second quarter of 2007, FHN recorded pretax expenses of $39.3 million.  These initiatives include:

•	Organizational and compensation changes for right sizing operating segments and consolidating functional areas
•	Procurement centralization and multi-sourcing back office functions
•	Repositioning non-core businesses including redesigning non-prime mortgage origination business and the exit of the collectible coin merchandising business
•	Other efforts, including facilities consolidation and divesting certain loan portfolios

The retail/commercial bank continues to invest in the state of Tennessee while Mortgage Banking experienced an increase in production, but was negatively impacted by gain on sale margins.  The provision for loan losses increased as nonperforming assets increased compared to second quarter 2006.  FHN was also impacted this quarter by legal settlements which resulted in a $5.4 million net reduction in pre-tax earnings.

Return on average shareholders’ equity and return on average assets were 3.6 percent and .23 percent, respectively, for second quarter 2007.  Return on average shareholders’ equity and return on average assets were 17.4 percent and 1.09 percent, respectively, for second quarter 2006.  Total assets were $38.4 billion and shareholders’ equity was $2.5 billion on June 30, 2007, compared to $37.5 billion and $2.4 billion, respectively, on June 30, 2006.

BUSINESS LINE REVIEW

Retail/Commercial Banking
Pre-tax income for Retail/Commercial Banking was $81.5 million for second quarter 2007 compared to $113.4 million for second quarter 2006.  Total revenues for Retail/Commercial Banking were $324.6 million for second quarter 2007 compared to $346.5 million for second quarter 2006.

Net interest income was $218.0 million in second quarter 2007 compared to $232.5 million in second quarter 2006.  The Retail/Commercial Banking net interest margin was 3.89 percent in second quarter 2007 compared to 4.31 percent in the second quarter of last year.  This compression resulted from the contracting housing market which created competitive pricing pressure and additional nonaccrual construction loans. Also unfavorably impacting the margin were higher deposit rates paid in Tennessee markets.

Noninterest income was $106.6 million in second quarter 2007 compared to $114.0 million in second quarter 2006.  This decrease primarily resulted as revenues from insurance commissions declined $4.9 million due to the sale of two insurance subsidiaries in third quarter 2006.  Revenue from loan sales and securitizations decreased $2.9 million, or 27 percent, primarily due to a decline in the volume of loans delivered into the secondary markets.

Provision for loan losses increased to $36.8 million in second quarter 2007 from $18.3 million last year.  The $18.5 million increase primarily reflects deterioration in both homebuilder and one-time close construction loans.

Noninterest expense decreased 4 percent to $206.3 million in second quarter 2007 from $214.8 million last year.  A previously identified pool of construction loans in which certain misrepresentations had been made resulted in a $7.9 million negative impact on noninterest expense in second quarter 2006.

Mortgage Banking
Mortgage Banking had a pre-tax loss of $16.1 million in second quarter 2007, compared to pre-tax gain of $29.7 million in second quarter 2006.  Total revenues for Mortgage Banking were $99.4 million for second quarter 2007 compared to $145.1 million for second quarter 2006.

Net interest income was $24.4 million in second quarter 2007 compared to $25.5 million in second quarter 2006.  The yield curve resulted in compression of the spread on the warehouse, which was 1.14 percent in second quarter 2007 compared to 1.44 percent for the same period in 2006.  Additionally, a 2 percent decline in the warehouse negatively impacted net interest income.  During the second quarter 2007, net interest income was favorably impacted by $5.4 million due to the reclassification of $175 million from excess mortgage servicing rights to trading securities.  This reclassification was the outcome of capital management initiatives which resulted in modification of the Pooling and Servicing Agreements (PSA) for private (non-GSE) securitizations which were active as of March 31, 2007. The modifications separated master servicing from retained yield.  Offsetting the increase in net interest income was a decline in servicing fees and a decline in the change of mortgage servicing rights (MSR) value due to runoff.

Noninterest income was $75.0 million in second quarter 2007 compared to $119.6 million in second quarter 2006.  Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and changes in fair value of MSR net of hedge gains or losses.

Net origination income declined to $67.3 million in second quarter 2007 compared to $110.4 million last year as loans delivered into the secondary market were flat at $7.4 billion and the margin on deliveries decreased from 126 basis points in second quarter 2006 to 76 basis points in 2007.  Total mortgage servicing fees decreased 8 percent to $73.9 million from $80.2 million primarily reflecting the change in PSA.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets negatively impacted net revenues by $6.0 million this quarter as compared to a year ago due to interest rate volatility, fluctuations in MSR values, higher cost to hedge, and the aforementioned change in PSA.  Additionally, the change in MSR value due to runoff was $62.7 million in second quarter 2007 compared to $72.3 million last year primarily due to the change in PSA.

Noninterest expense was $115.6 million in second quarter 2007 compared to $115.1 million in second quarter 2006.  Second quarter 2007 included $8.4 million of increased expense related to a previously disclosed legal settlement as a higher number of claims were received by the end of the claims period than projected.

Capital Markets
Capital Markets pre-tax earnings were $12.7 million in second quarter 2007 compared to $15.8 million in second quarter 2006.  Total revenues for Capital Markets were $86.6 million in second quarter 2007 compared to $99.4 million in second quarter 2006.  Net interest expense was $3.9 million in second quarter 2007 compared to net interest expense of $4.7 million in second quarter 2006.

Revenues from fixed income sales increased to $48.3 million in second quarter 2007 from $41.8 million in second quarter 2006, partially due to customer portfolio restructuring activities.  Other product revenues were $42.2 million in second quarter 2007, including $3.0 million from a litigation settlement, compared to $62.3 million in second quarter 2006.  Revenues from other products include fee income from activities such as structured finance, equity research, investment banking, loan sales, portfolio advisory and the sale of bank-owned life insurance.  The decrease from second quarter 2006 was primarily due to lower fees from structured finance and equity research activities.  Other product revenues represented 47 percent and 60 percent of total product revenues in 2007 and 2006, respectively.

Noninterest expense was $73.9 million in second quarter 2007 compared to $83.6 million in second quarter 2006.  This decrease was primarily due to efficiency initiatives and decreased variable compensation related to the decrease in product revenues.

Corporate
The Corporate segment’s results yielded a pre-tax loss of $60.0 million in second quarter 2007 compared to a pre-tax loss of $11.9 million in second quarter 2006.  Results for the second quarter 2007 include $39.3 million of expense associated with implementation of restructuring, repositioning and efficiency initiatives.  See discussion of the restructuring, repositioning and efficiency initiatives below for further details.  Also impacting results this quarter were net securities losses of $1.1 million compared to $2.9 million of net securities gains in second quarter 2006 related to the sale of MasterCard Inc. securities as MasterCard’s initial public offering was completed.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

In March 2007, FHN began Phases 2 and 3 of an ongoing, company-wide review of business practices with the goal of improving FHN’s overall profitability and productivity.  As a result of actions taken in the second quarter of 2007, FHN recorded pretax expenses of $39.3 million, including $16.9 million of losses related to asset impairments.  Expenses incurred in relation to the divestiture of a non-strategic loan portfolio are included in the provision for loan losses, while all other costs incurred in relation to the restructuring, repositioning, and efficiency initiatives implemented by management are included in noninterest expense.  All costs associated with the initiatives implemented in the second quarter of 2007 are recorded as unallocated corporate charges within the Corporate segment.  Significant expenses resulted from the following actions:
•	Expense of $8.0 million associated with organizational and compensation changes for right sizing operating segments and consolidating functional areas.
•
Non-core business repositioning costs of $17.0 million, including costs associated with the exit of the collectible coin merchandising business and the transition of the non-prime mortgage origination business to a broker model.

•
Expense of $14.3 million related to other restructuring, repositioning, and efficiency initiatives, including facilities consolidation, procurement centralization, multi-sourcing and the divestiture of certain loan portfolios.

Additional estimated pretax charges of up to $60 million are anticipated to be recognized in relation to the continuing implementation of the currently identified restructuring, repositioning, and efficiency initiatives, through the targeted completion date for Phases 2 and 3 at the end of 2007.  Settlement of the obligations arising from current initiatives will primarily occur in the third and fourth quarters of 2007 and will be funded from operating cash flows.  Further, subsequent to the end of the second quarter of 2007, management decided to pursue the sale, closure or consolidation of 34 full-service First Horizon Bank branches in Atlanta, Baltimore, Dallas and Northern Virginia, while maintaining a national specialty banking focus in those areas.  Charges in addition to those currently identified are anticipated as a result of this decision.  At this time, the amounts and exact timing of additional charges cannot be reasonably estimated.  As a result of implementing phases 2 and 3 of the restructuring, repositioning, and efficiency initiatives, it is anticipated that approximately $125 million in profitability improvements should be experienced by the first quarter of 2008.  Due to the nature of the actions being taken, several components of income and expense will be affected.

Charges related to restructuring, repositioning, and efficiency initiatives for the three months ended June 30, 2007, are presented in the following table based on the income statement line item affected.  See Note 12 – Restructuring, Repositioning and Efficiency Charges for additional information.

Table 1 - Charges for Restructuring, Repositioning, and Efficiency Initiatives
Three Months Ended
June 30
(Dollars in thousands)	2007
Provision for loan losses	$ 7,672
Noninterest expense:
Employee compensation, incentives and benefits	7,997
Occupancy	3,726
Equipment rentals, depreciation and maintenance	5,221
All other expense	14,702
Total noninterest expense	$ 31,646
Loss before income taxes	$ 39,318

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) were $519.8 million in second quarter 2007 compared to $588.6 million in 2006.  Net interest income was $239.5 million in second quarter 2007 compared to $253.6 million in 2006 and noninterest income was $280.3 million in 2007 compared to $335.0 million in 2006.  A discussion of the major line items follows.

NET INTEREST INCOME

Net interest income decreased 6 percent to $239.5 million in second quarter 2007.  Earning assets grew 1 percent to $34.3 billion and interest-bearing liabilities grew 2 percent to $29.6 billion in second quarter 2007.

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

The consolidated net interest margin was 2.79 percent for second quarter 2007 compared to 2.99 percent for second quarter 2006.  This compression in the margin occurred as the net interest spread decreased to 2.13 percent from 2.34 percent in 2006 while the impact of free funding increased from 65 basis points to 66 basis points.  The decline in margin is primarily attributable to competitive pricing pressure in a contracting housing market, additional nonaccrual construction loans and higher deposit rates in Tennessee markets.  The margin was also unfavorably affected by 7 basis points resulting from an adjustment of loan origination deferrals.  The change in PSA described above had a positive impact on the margin this quarter.  Additionally, the yield curve resulted in compression of the spread on the warehouse, which decreased 30 basis points to 1.14 percent in second quarter 2007.

Table 2 - Net Interest Margin
	Three Months Ended
	June 30
	2007	2006
Consolidated yields and rates:
Loans, net of unearned income	7.43%	7.36%
Loans held for sale	6.45	6.58
Investment securities	5.55	5.52
Capital markets securities inventory	5.35	5.41
Mortgage banking trading securities	12.13	10.20
Other earning assets	5.04	4.65
Yields on earning assets	6.94	6.83
Interest-bearing core deposits	3.39	2.90
Certificates of deposits $100,000 and more	5.36	4.98
Federal funds purchased and securities sold under agreements to repurchase	4.99	4.68
Capital markets trading liabilities	5.43	5.84
Commercial paper and other short-term borrowings	5.14	4.97
Long-term debt	5.68	5.46
Rates paid on interest-bearing liabilities	4.81	4.49
Net interest spread	2.13	2.34
Effect of interest-free sources	.66	.65
FHN - NIM	2.79%	2.99%
Certain previously reported amounts have been reclassified to agree with current presentation.

Given the current uncertainties in the financial markets, competitive pricing in the retail lending and deposit markets, and FHN’s overall product mix, in the near term, the net interest margin is expected to be relatively stable or experience modest compression.

NONINTEREST INCOME

Mortgage Banking Noninterest Income
First Horizon Home Loans, a division of FTBNA, offers residential mortgage banking products and services to customers, which consist primarily of the origination or purchase of single-family residential mortgage loans.  First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers for sale to secondary market investors and subsequently provides servicing for the majority of those loans.

Origination income includes origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized fair value of MSR, and the value recognized on loans in process including results from hedging.  Origination fees, net of costs (including incentives and other direct costs), are deferred and included in the basis of the loans in calculating gains and losses upon sale.  Gain or loss is recognized due to changes in fair value of an interest rate lock commitment made to the customer.  Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market.  Origination income declined to $67.3 million in second quarter 2007 compared to $110.4 million last year as loans delivered into the secondary market were flat at $7.4 billion and the margin on deliveries decreased from 126 basis points in second quarter 2006 to 76 basis points in 2007.

Servicing income includes servicing fees, changes in the fair value of the MSR asset and net gains or losses from hedging MSR.  First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies).  Total mortgage servicing fees decreased 8 percent to $73.9 million from $80.2 million primarily reflecting the change in PSA described in the Business Line Review.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets negatively impacted net revenues by $6.0 million this quarter as compared to a year ago due to interest rate volatility, fluctuations in MSR values, higher cost to hedge and the change in PSA described in the Business Line Review.  Additionally, the change in MSR value due to runoff was $62.7 million in second quarter 2007 compared to $72.3 million last year primarily due to the change in PSA described in the Business Line Review.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method, which provide ancillary activities to mortgage banking, and fees from retail construction lending.

Table 3 - Mortgage Banking Noninterest Income
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30		Change	June 30		Change
	2007	2006	(%)	2007	2006	(%)
Noninterest income (thousands):
Origination income	$ 67,281	$ 110,416	39.1 -	$ 130,922	$ 174,621	25.0 -
Servicing income	(3,496)	(727)	NM	(488)	9,990	NM
Other	7,515	6,783	10.8 +	13,963	12,543	11.3 +
Total mortgage banking noninterest income	$ 71,300	$ 116,472	38.8 -	$ 144,397	$ 197,154	26.8 -
Mortgage banking statistics (millions):
Refinance originations	$ 3,038.0	$ 2,504.9	21.3 +	$ 5,842.7	$ 5,297.4	10.3 +
Home-purchase originations	5,054.4	4,977.2	1.6 +	8,552.1	9,049.4	5.5 -
Mortgage loan originations	$ 8,092.4	$ 7,482.1	8.2 +	$ 14,394.8	$14,346.8	0.3 +
Servicing portfolio	$105,652.0	$99,304.4	6.4 +	$105,652.0	$99,304.4	6.4 +
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

Revenues from fixed income sales increased $6.4 million compared to second quarter 2006 partially due to customer portfolio restructuring activities.  Other product revenues decreased $23.4 million primarily due to lower fees from structured finance and equity research activities.

Table 4 - Capital Markets Noninterest Income
	Three Months Ended			Six Months Ended
	June 30		Growth	June 30		Growth
(Dollars in thousands)	2007	2006	Rate (%)	2007	2006	Rate (%)
Noninterest income:
Fixed income	$48,258	$ 41,843	15.3 +	$ 94,571	$ 92,445	2.3 +
Other product revenue	36,796	60,322	39.0 -	77,596	102,578	24.4 -
Total capital markets noninterest income	$85,054	$102,165	16.7 -	$172,167	$195,023	11.7 -

Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income.  Revenue from loan sales and securitizations decreased $2.7 million, or 21 percent, primarily due to a decline in the volume of loans delivered into the secondary markets.  Insurance commissions decreased $4.7 million, or 38 percent, primarily due to the divestiture of two subsidiaries in third quarter 2006.  Second quarter 2007 results included $1.1 million of net securities losses while second quarter 2006 results include $2.9 million of net securities gains, primarily due to the sale of MasterCard Inc. securities.  Other noninterest income increased $18.8 million reflecting an increase of $13.5 million in other revenues in 2007 related to deferred compensation plans, which is offset by a related increase in noninterest expense associated with these plans.

NONINTEREST EXPENSE

Total noninterest expense for second quarter 2007 increased 8 percent to $457.3 million from $423.0 million in 2006.  Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased to $258.2 million from $245.8 million in 2006.  Included in these results was an increase of $17.6 million in 2007 related to deferred compensation plans.  Additionally impacting compensation, incentives and benefits were $8.0 million of restructuring, repositioning and efficiency charges.  These increases were partially offset by a continued corporate focus on efficiency and reductions in personnel expense in mortgage banking and capital markets directly related to the contraction in revenue.  Increases in occupancy of $5.9 million and equipment rentals, depreciation and maintenance of $4.0 million are primarily related to restructuring, repositioning and efficiency charges.  All other noninterest expense increased 15 percent, or $14.5 million, from 2006 levels due to restructuring, repositioning and efficiency charges and $8.4 million of increased expense related to a previously disclosed legal settlement as a higher number of claims were received by the end of the claims period than projected.  In 2006, all other expense included $7.9 million related to a previously identified pool of construction loans in which certain misrepresentations had been made.

INCOME TAXES

The effective tax rate for second quarter 2007 was predominantly due to the effect of permanent items and the level of pre-tax income for the quarter.  The provision for income taxes also reflects $3.1 million for the favorable resolution of outstanding federal and state issues including interest with taxing authorities.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio.  An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance.  The provision for loan losses was $44.4 million in second quarter 2007 compared to $18.6 million in second quarter 2006.  Excluding the impact of the sold loans described in the Business Line Review for the quarter, the provision for loan losses increased $18.1 million, reflecting deterioration in both homebuilder and one-time close construction portfolios related to the general downturn in the housing industry.  The net charge-off ratio increased to 41 basis points in second quarter 2007 from 26 basis points in second quarter 2006 as net charge-offs grew to $23.0 million from $13.8 million, driven mainly by the maturation of the home equity portfolio and deterioration in the one-time close residential real estate portfolio.

Table 5 - Net Charge-off Ratios *
	Three Months Ended
	June 30
	2007	2006
Commercial	.32%	.32%
Retail real estate	.43	.13
Other retail	2.76	1.97
Credit card receivables	3.16	2.96
Total net charge-offs	.41	.26
* Net charge-off ratios are calculated based in average loans, net of unearned income.
Table 7 provides information on the relative size of each loan portfolio.

Nonperforming loans in the loan portfolio were $128.0 million on June 30, 2007, compared to $61.4 million on June 30, 2006.  The ratio of nonperforming loans in the loan portfolio to total loans was 57 basis points on June 30, 2007, and 28 basis points on June 30, 2006.  The increase in nonperforming loans is attributable to deterioration in the one-time close and homebuilder portfolios, due primarily to the slowdown in the housing market.  Nonperforming assets were $194.1 million on June 30, 2007, compared to $112.7 million on June 30, 2006.  The nonperforming assets ratio was 81 basis points on June 30, 2007, and 45 basis points last year.  In addition to the increase in nonperforming loans, foreclosed assets increased $17.3 million, which can be attributed to the maturing of the home equity portfolio and the deterioration in the residential real estate loan portfolio.  Foreclosed assets are written down to net realizable value at foreclosure.  The nonperforming asset ratio is expected to remain under pressure throughout the balance of the negative housing cycle.

Table 6 - Asset Quality Information

	Second Quarter
(Dollars in thousands)	2007		2006
Allowance for loan losses:
Beginning balance on March 31	$ 220,806		$ 195,011
Provision for loan losses	44,408		18,653
Divestitures/acquisitions/transfers	(12,326)		-
Charge-offs	(26,493)		(17,518)
Recoveries	3,524		3,689
Ending balance on June 30	$ 229,919		$ 199,835
Reserve for off-balance sheet commitments	10,494		9,250
Total allowance for loan losses and reserve for off-balance sheet commitments	$ 240,413		$ 209,085
	June 30
	2007		2006
Retail/Commercial Banking:
Nonperforming loans	$ 128,025		$ 61,358
Foreclosed real estate	36,635		24,425
Total Retail/Commercial Banking	164,660		85,783
Mortgage Banking:
Nonperforming loans - held for sale	12,484		14,976
Foreclosed real estate	16,953		11,899
Total Mortgage Banking	29,437		26,875
Total nonperforming assets	$ 194,097		$ 112,658

Total loans, net of unearned income	$ 22,382,303		$ 21,717,264
Insured loans	(986,893)		(753,116)
Loans excluding insured loans	$ 21,395,410		$ 20,964,148
Foreclosed real estate from GNMA loans	$ 13,910		$ 24,253
Potential problem assets*	149,335		153,508
Loans 30 to 89 days past due	179,617		78,447
Loans 30 to 89 days past due - guaranteed portion**	50		79
Loans 90 days past due	34,462		26,841
Loans 90 days past due - guaranteed portion**	181		619
Loans held for sale 30 to 89 days past due	26,457		34,194
Loans held for sale 30 to 89 days past due - guaranteed portion**	19,755		28,732
Loans held for sale 90 days past due	136,565		138,918
Loans held for sale 90 days past due - guaranteed portion**	130,677		135,910
Off-balance sheet commitments***	7,201,579		7,305,293
Allowance to total loans	1.03%		.92%
Allowance to loans excluding insured loans	1.07		.95
Allowance to nonperforming loans in the loan portfolio	180		326
Nonperforming assets to loans, foreclosed real estate and other assets
(Retail/Commercial Banking)	.75		.40
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.03		.03
Allowance to annualized net charge-offs	2.50	x	3.61	x
*	Includes 90 days past due loans.
**	Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
***	Amount of off-balance sheet commitments for which a reserve has been provided.
Certain previously reported amounts have been reclassified to agree with current presentation.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard.  In total, potential problem assets were $149.3 million on June 30, 2007, down from $153.5 million on June 30, 2006.  Also, loans 30 to 89 days past due increased to $179.6 million on June 30, 2007, up from $78.4 million on June 30, 2006.   This significant increase was primarily driven by the slowdown in the housing market and its impact on homebuilder, one-time close, home equity, and permanent mortgage portfolios.  The current expectation of losses from both potential problem assets and loans 30 to 89 days past has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Going forward, the level of provision for loan losses will primarily be driven by the length and breadth of the housing market cycle, the strength or weakness of the economies of the markets where FHN does business and early recognition and resolution of asset quality issues. In addition, asset quality ratios could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/return profiles.  Asset quality indicators are expected to remain stressed during the remainder of the current housing industry cycle.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets.  During second quarter 2007, earning assets grew 1 percent and averaged $34.3 billion compared to $34.0 billion in 2006, as growth in loans and investment securities was offset by a decline in loans held for sale related to lower origination activity and other earning assets.

LOANS

Average total loans increased 4 percent for second quarter 2007 to $22.3 billion from $21.4 billion in 2006.  Average loans represented 65 percent of average earning assets in second quarter 2007 and 63 percent in 2006.

Commercial, financial and industrial loans increased 11 percent, or $722.1 million, since second quarter 2006 reflecting increased market share in Tennessee, expansion in other markets, and continued economic growth.  Commercial construction loans grew 23 percent since second quarter 2006 or $539.1 million primarily due to growth in lending to homebuilders.  It is important to note that significant growth in this portfolio occurred during 2006.  Even though FHN experienced growth in 2007, its slowdown can be attributed to weakening industry demand, FHN becoming more selective of loans, and curtailment of the opening of new offices.  Total retail loans decreased 4 percent or $396.8 million reflecting a decline in home equity loans that was primarily due to the strategy of selling a significant portion of production to third party investors, and a slow down in the growth of one-time close loans that was due to a decrease in market demand and tighter underwriting standards (including real estate loans pledged against other collateralized borrowings).  Additional loan information is provided in Table 7 – Average Loans.

FHN has a significant concentration in loans secured by real estate, which is geographically diversified nationwide.  In 2007 and 2006, 65 percent and 67 percent, respectively, of total loans are secured by real estate (see Table 7).  Three lending products have contributed to this level of real estate lending including significant levels of retail residential real estate, which comprise 35 percent of total loans.  Also contributing to the level of real estate lending are commercial construction loans, which include loans to single-family builders and comprise 13 percent of total loans, and retail construction loans, First Horizon Home Loan’s one-time close product, which comprises 9 percent of total loans.  FHN’s other commercial real estate lending, excluding single-family builders is well diversified by product type and industry.  On June 30, 2007, FHN did not have any concentrations of 10 percent or more of commercial, financial and industrial loans in any single industry.

Table 7 - Average Loans
			Three Months Ended
			June 30
		Percent	Growth		Percent
(Dollars in millions)	2007	of Total	Rate	2006	of Total
Commercial:
Commercial, financial and industrial	$ 7,292.4	33%	11.0%	$ 6,570.3	31%
Real estate commercial	1,260.2	5	.1	1,259.4	6
Real estate construction	2,919.5	13	22.6	2,380.4	11
Total commercial	11,472.1	51	12.4	10,210.1	48
Retail:
Real estate residential	7,854.8	35	(8.2)	8,560.1	40
Real estate construction	2,095.0	9	3.3	2,028.5	9
Other retail	150.0	1	(7.8)	162.6	1
Credit card receivables	194.7	1	(1.5)	197.7	1
Real estate loans pledged against other collateralized borrowings	543.8	3	90.0	286.2	1
Total retail	10,838.3	49	(3.5)	11,235.1	52
Total loans, net of unearned	$ 22,310.4	100%	4.0%	$ 21,445.2	100%

Commercial and retail loan growth should be primarily driven by the national sales platform and market conditions.

LOANS HELD FOR SALE

Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, student loans, and small issuer trust preferred securities.  The mortgage warehouse accounts for the majority of loans held for sale.  Loans held for sale decreased 11 percent to $4.1 billion in 2007 from $4.6 billion in 2006.  This decline is related to the lower demand for HELOC reflecting the soft housing market and a decline in small issuer trust preferred securities.  FHN continues to fund loan originations and manage liquidity position through whole-loan sales and securitizations.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits increased 4 percent to $13.6 billion in second quarter 2007 compared to $13.1 billion in 2006, primarily due to growth in Retail/Commercial Banking deposits reflecting market share gains in Tennessee markets and growth in the developing national markets. Short-term purchased funds averaged $14.9 billion for second quarter 2007, down 7 percent or $1.1 billion from second quarter 2006.  In second quarter 2007, short-term purchased funds accounted for 43 percent of FHN’s total funding down from 47 percent in second quarter 2006, which is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and long-term debt.  Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings.  Long-term debt averaged $6.4 billion in second quarter 2007 compared to $5.2 billion in second quarter 2006.

FINANCIAL SUMMARY(Comparison of first six months of 2007 to first six months of 2006)

Earnings were $92.7 million or $.72 per diluted share for the six months ended June 30, 2007.  Earnings were $319.3 million or $2.49 per diluted share for the six months ended June 30, 2006, including the impact of the divestiture of FHN’s national merchant processing business.  For the six months ended June 30, 2007, return on average shareholders’ equity and return on average assets were 7.55 percent and .48 percent, respectively.  Return on average shareholders’ equity and return on average assets were 27.2 percent and 1.69 percent, respectively, for the six months ended June 30, 2006.

Comparisons between reported earnings are directly and significantly affected by a number of factors in both 2007 and 2006.  See the Corporate segment discussion of the Business Line Review for the quarter for further details of the impact on 2007.  FHN’s year-to-date performance in 2006 was impacted by the gain on the merchant divestiture, transactions through which the incremental capital provided by the divestiture was utilized, various other transactions, and accounting matters.  The following discussion highlights these items:

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

Various other items impacted results from continuing operations. In 2006, a pre-tax loss of $12.7 million was recognized from the sale of home equity lines of credit (HELOC) upon which the borrower had not drawn funds.  The loss represents deferred loan origination costs, generally recognized over the life of the loan, which were recognized when the line of credit was sold.  Mortgage banking experienced foreclosure losses and other expenses of $13.8 million related to nonprime mortgage loans.  In addition, expenses associated with devaluing inventories, consolidating operations and closing offices, incremental expenditures on technology, and compensation expense related to early retirement, severance and retention were recognized in 2006.

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

INCOME STATEMENT REVIEW

For the first six months of 2007, total revenues were $1,040.4 million, an increase of 1 percent from $1,031.9 million in 2006.  Noninterest income for the first six months of 2007 was $563.5 million and contributed 54 percent to total revenues as compared to $532.6 million, or 52 percent of total revenues in 2006.

Mortgage banking fee income decreased 27 percent to $144.4 million from $197.2 million.  During this period, fees from the origination process decreased 25 percent to $130.9 million from $174.6 million for 2007 as loans sold into the secondary market decreased 6 percent and gain on sale margins declined.

Total mortgage servicing fees were flat or $158.6 million in 2007 compared to $158.1 million in 2006.  Servicing net hedging activities and run-off of MSR values negatively impacted net servicing revenues in 2007 with a net loss of $159.1 million as compared to a net loss of $148.1 million in 2006.  Specifically, significant flattening of the yield curve reduced net interest income derived from swaps utilized to hedge MSR.  Consequently, the cost of hedging MSR increased in 2007 compared to 2006.  The MSR value due to runoff negatively impacted servicing revenue by $124.4 million in 2007 compared to $130.9 million last year.  Also impacting servicing fees and run-off of MSR in 2007 was the modification to the PSA mentioned in the quarterly Business Line Review.  See Table 3 – Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.

Fee income from capital markets decreased 12 percent to $172.2 million from $195.0 million for 2006 primarily due to decreased fees from investment banking and equity research activities, partially offset by an increase in loan sales and fixed income revenues.  In 2007 net securities gains of $9.2 million were primarily related to changes in the investment portfolio that were made to compensate for loan growth.  Net securities losses of $77.4 million in 2006 were primarily related to the restructuring of the investment portfolio in the first quarter 2006.  Noninterest income from insurance commissions declined 36 percent or $9.6 million due to the divestiture of two subsidiaries in third quarter 2006.  Revenue from loan sales and securitizations decreased 18 percent or $4.3 million to $19.3 million in 2007 primarily due to a decline in the volume of loans delivered into the secondary markets.  Other noninterest income increased 51 percent, or $33.4 million, to $98.2 million.  Other noninterest income in 2006 included the unfavorable adjustment of $15.6 million previously mentioned.  Other items impacting this growth were increases related to deferred compensation plans and increased levels of bank owned life insurance compared to 2006.

Net interest income decreased 5 percent to $476.9 million from $499.3 million for the first six months of 2007.  The year-to-date consolidated margin decreased to 2.82 percent in 2007 from 2.99 percent in 2006.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first six months of 2007 increased to $860.3 million from $858.1 million in 2006.  Employee compensation, incentives and benefits (personnel expense), occupancy and equipment rentals, depreciation and maintenance were impacted by restructuring, repositioning and efficiency initiatives previously discussed. These results also reflect reductions in personnel expense in mortgage banking and capital markets directly related to the contraction in revenue.  All other expense categories increased 2 percent or $3.3 million in 2007.  Expenses of $14.7 million in 2007 were primarily related to the exit of the collectible coin merchandising business.  In 2006 this category included expense growth in the collectible coin business, losses due to certain misrepresentations within a previously identified pool of construction loans, occupancy expense, dividends on FTBNA perpetual preferred stock, nonprime mortgage loans, consolidating operations, closing offices, and technology.  Excluding the impact of the sold loans described in the Business Line Review for the quarter, the provision for loan losses increased 79 percent to $65.2 million from $36.4 million in the first six months of 2007 primarily reflecting deterioration related to both homebuilder and one-time-close construction loans.  See further discussion in the Asset Quality section of the MD&A.

BUSINESS LINE REVIEW

Retail/Commercial Banking
Total revenues for the six-month period were $651.7 million, a decrease of 4 percent from $680.0 million in 2006.  Net interest income decreased 4 percent, or $16.1 million.  Noninterest income decreased 6 percent, or $12.2 million from $221.8 million in 2006.  Revenue from insurance commissions declined $9.8 million due to the sale of two insurance subsidiaries in third quarter 2006. Revenue from loans sales and securitizations declined $2.6 million primarily due to a decline in the volume of loans delivered into the secondary markets.  Provision for loan losses increased 80 percent in 2007 to $65.3 million from $36.3 million.  The $29.0 million increase primarily reflects an increase in nonperforming assets related to both homebuilder and one-time-close construction loans.  Total noninterest expense for the six-month period decreased 7 percent to $404.5 million from $433.2 million in 2006.  Total noninterest expense in 2006 was impacted by costs associated with the coin inventory valuation and closing of retail sites, incremental costs associated with national businesses, losses due to certain misrepresentations within a previously identified pool of construction loans, consolidation of remittance processing operations and office closing, and early retirement and severance costs.  For the first six months of 2007, pre-tax income decreased to $181.9 million from $210.5 million in 2006.

Mortgage Banking
Total revenues for the six-month period were $193.4 million, a decrease of 24 percent from $254.7 million in 2006.  During this period, fees from the origination process decreased $43.7 million while net servicing income declined $10.5 million.  See Table 3 – Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.  Total noninterest expense for the six-month period decreased 4 percent to $220.9 million from $229.9 million in 2006.  This decrease primarily reflects lower personnel expense related to the contraction in origination revenue and reductions in support headcount offset by the recognition of $8.4 million of increased expense related to a previously disclosed legal settlement as a higher number of claims were received by the end of the claims period than projected.  For the first six months of 2007 pre-tax income decreased to a loss of $27.4 million from income of $24.7 million in 2006.

Capital Markets
Total revenues for the six-month period were $169.7 million, a decrease of 11 percent from $190.3 million in 2006.  This decline was primarily due to decreases in investment banking and equity research activities partially offset by an increase in loan sales and fixed income revenues.  For the first six months of 2007 pre-tax income decreased 33 percent to $16.1 million from $24.1 million in 2006.

Corporate
For the first six months of 2007, Corporate had a pre-tax loss of $63.4 million compared to a pre-tax loss of $121.9 million in 2006.  See restructuring, repositioning and efficiency initiatives previously discussed for further detail on the noninterest expense impact in 2007.  Included in 2006 were net securities losses of $77.4 million primarily related to the restructuring of the investment portfolio in first quarter 2006.  Also impacting 2006 was the negative $15.6 million cumulative impact of derivative transactions used in hedging strategies to manage interest rate risk that management determined did not qualify for hedge accounting under the “short cut” method.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders’ equity increased 3 percent in second quarter 2007 to $2.5 billion from $2.4 billion, reflecting internal capital generation.  Period-end shareholders’ equity was $2.5 billion on June 30, 2007, up 1 percent from the prior year.  Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders.

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

Table 8 - Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs
2007
April 1 to April 30	9	$ 39.79	9	30,402
May 1 to May 31	*	40.33	*	30,402
June 1 to June 30	-	-	-	30,402
Total	9	$ 39.79	9
* Amount is less than 1,000 shares
Compensation Plan Programs:
-
A consolidated compensation plan share purchase program was announced on August 6, 2004.  This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares.  On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares.  The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023.  Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date.  On June 30, 2007, the maximum number of shares that may be purchased under the program was 28.8 million shares.

Other Programs:
-
A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares.  On October 16, 2001, it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004. On October 19, 2004, the board of directors extended the authorization until December 31, 2007.  On June 30, 2007, the maximum number of shares that may be purchased under the program was 1.6 million shares.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries.  Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.  The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized.  For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively.  As of June 30, 2007, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 6 – Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns.  The Enterprise-wide Risk/Return Management

Committee oversees risk management governance.  Committee membership includes the CEO and other executive officers of FHN.  The Executive Vice President (EVP) of Risk Management oversees reporting for the committee.  Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes.  The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Senior Credit Policy Committee, Asset/Liability Committee (ALCO), Capital Management Committee, Regulatory Compliance Committee, Operational Risk Committee, and the Executive Program Governance Forum.  The Chief Credit Officer, EVP of Interest Rate Risk Management, Corporate Treasurer, EVP of Regulatory Risk Management, EVP of Risk Management, and EVP of Corporate Services chair these committees respectively.  Reports regarding Credit, Asset/Liability Management, Market Risk, Capital Management, Regulatory Compliance, and Operational Risks are provided to the Credit Policy and Executive and/or Audit Committee of the Board and to the full Board.

Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures, and portfolio management all executed through experienced personnel.  The internal audit department also evaluates risk management activities.  These evaluations are reviewed with management and the Audit Committee, as appropriate.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Given the significant current uncertainties in the mortgage and credit markets, it is anticipated that the second half of 2007 and 2008 will continue to be challenging for the housing markets and for FHN.  Competitive pricing pressure is likely to continue related to mortgage (first- and second-lien) gain on sale margins.  In addition, current volatility and reduced liquidity in the capital markets may adversely impact market execution putting further pressure on margins as well as revenues.  Some improvement is anticipated once the market stabilizes.  However, as difficulties in the mortgage and credit markets persist, the compression of gain on sale margins may prompt changes in FHN’s liquidity management strategies.  Further deterioration of the housing market could result in increased credit costs depending on the length and depth of this market cycle.

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

Net interest income and the financial condition of FHN are affected by changes in the level of market interest rates as the repricing characteristics of loans and other assets do not necessarily match those of deposits, other borrowings and capital.  To the extent that earning assets reprice more quickly than liabilities, this position should benefit net interest income in a rising interest rate environment and could negatively impact net interest income in a declining interest rate environment.  In the case of floating rate assets and liabilities with similar repricing frequencies, FHN may also be exposed to basis risk, which results from changing spreads between earning and borrowing rates.  Generally, when interest rates decline, Mortgage Banking faces increased prepayment risk associated with MSR.

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

Core deposits are a significant source of funding and have been a stable source of liquidity for banks.  The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law.  For second quarter 2007 and 2006, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 160 percent and 161 percent, respectively.  One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations.  During 2007 and 2006, FHN sold loans through on-balance sheet securitizations structured as financings for accounting purposes.  FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

FTBNA has a bank note program providing additional liquidity of $5.0 billion.  This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes.  On June 30, 2007, $1.7 billion was available under current conditions through the bank note program as a funding source.

FHN and FTBNA have the ability to generate liquidity by issuing preferred equity or incurring other debt.  Liquidity has been obtained through FTBNA’s issuance of approximately $250 million of subordinated notes in 2006.  FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, and FHLB borrowings in its management of liquidity.

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2007 and 2006.  For the six months ended June 30, 2007, negative cash flows from operating activities exceeded net cash provided by investing and financing activities primarily due to an increase in capital market receivables and loans held for sale.  Positive investing cash flows resulted as $.6 billion available for sale securities were sold in anticipation of loan growth.  Cash flows from financing activities reflected a $2.1 billion decrease in short-term borrowings as deposits and long-term borrowings, which increased $1.5 billion and $1.1 billion respectively, were utilized to fund the balance sheet.  In 2006, significant cash flows from investing activities included the sale of $2.3 billion investment securities and the subsequent purchase of $2.9 billion investment securities as the portfolio was repositioned.  Investing activities also provided a $.4 billion increase in cash due to the merchant divestiture, of which $.2 billion, the gain on the sale, is included in net income.  The impacts to cash flows from loan growth and an increase in capital markets balances were largely offset by a decrease in loans held for sale.  Cash flows from financing activities reflected a decrease of $1.7 billion in deposits, primarily from certificates of deposit greater than $100,000, as long term borrowings, which increased $2.2 billion, were utilized to fund the balance sheet.  Also included in cash flows from financing activities was a decrease of $165.6 million related to the share repurchase.

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries along with net proceeds from stock sales through employee plans, which represent the primary sources of funds to pay dividends to shareholders and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions described in the next paragraph. The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt. In addition, $50 million of borrowings under an unsecured line of credit from non-affiliated banks was available to the parent company to provide for general liquidity needs.

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date.  For any period, FTBNA’s ‘retained net income’ is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA.  One effect of this regulatory calculation method is that the amount available for preferred or common dividends by FTBNA without prior regulatory approval often changes substantially at the beginning of each new fiscal year compared with the last day of the year just completed. FTBNA’s total amount available for dividends was $642.7 million at December 31, 2006, and was reduced substantially at January 1, 2007 because in 2007 the regulatory calculation method no longer included the $344.4 million of retained net income associated with the year 2004. Earnings (or losses) and dividends in 2007 have changed and will continue to change the amount available during the year until December 31. Another reduction will occur at January 1, 2008 with respect to $225.0 million of retained net income for the year 2005, and again at January 1, 2009 with respect to $73.3 million of retained net income for the year 2006.

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

FHN’s use of government agencies as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry.  During second quarter 2007, approximately $4.8 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Certain of FHN's originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through government agencies.  FHN pools and securitizes these non-conforming loans in proprietary transactions.  After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.  These transactions, which are conducted through single-purpose business trusts, are an efficient way for FHN and other participants in the housing industry to monetize these assets.  On June 30, 2007 and 2006, the outstanding principal amount of loans in these off-balance sheet business trusts was $25.7 billion and $22.7 billion, respectively.  Given the significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

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

COMPLIANCE RISK MANAGEMENT

Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to banking and other activities. Management, measurement, and reporting of compliance risk are overseen by the Regulatory Compliance Committee, which is chaired by the EVP of Regulatory Risk Management. Key executives from the business segments, legal, risk management, and shared services are represented on the committee. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee, and to the Audit Committee of the Board, as applicable. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.

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

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS
When FHN sells mortgage loans in the secondary market to investors, it generally retains the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower.  An amount is capitalized as MSR on the Consolidated Condensed Statements of Condition at current fair value.  The changes in fair value of MSR are included as a component of Mortgage Banking – Noninterest Income on the Consolidated Condensed Statements of Income.

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

Table 9 - Mortgage Banking Prepayment Assumptions
	Three Months Ended
	June 30
	2007	2006
Prepayment speeds
Actual	18.1%	18.3%
Estimated*	16.1	13.3
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

First Horizon Home Loans engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR.  Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by a prominent independent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business.  Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information.  On June 30, 2007 and 2006, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

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

Excess Interest (Interest-Only Strips) Fair Value – Residential Mortgage Loans
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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $2.6 billion and $1.8 billion on June 30, 2007 and 2006, respectively.  The balance sheet impacts of the related derivatives were net assets of $20.0 million and $7.8 million on June 30, 2007 and 2006, respectively.   Net losses of $1.6 million and $10.4 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the six months ended June 30, 2007 and 2006, respectively.

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

For the periods ended June 30, 2007 and 2006, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower.  Subsequent to the lock date, the model calculates the change in value due solely to the change in interest rates resulting in an asset with an estimated fair value of $11.4 million and a liability with an estimated fair value of $14.0 million on June 30, 2007, compared to an asset with an estimated fair value of $8.2 million and a liability with an estimated fair value of $6.7 million on June 30, 2006.

FORECLOSURE RESERVES
As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market.  Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure.  On June 30, 2007 and 2006, $3.2 billion and $2.9 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk.  Additionally, on June 30, 2007 and 2006, $4.8 billion and $5.3 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.  On June 30, 2007 and 2006, $110.5 million and $146.2 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults.  Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained.  The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure.  In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses.  On June 30, 2007 and 2006, the foreclosure reserve was $14.6 million and $15.1 million, respectively. While the servicing portfolio has grown from $99.3 billion on June 30, 2006, to $106.0 billion on June 30, 2007, the foreclosure reserve has decreased primarily due to the decline in the limited and full recourse portfolios.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations.  Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.  There have been no significant changes to the methodology for the quarters ended June 30, 2007 and 2006.

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

OTHER

ACCOUNTING CHANGES

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1), which provides guidance for determining whether an entity is within the scope of the AICPA’s Investment Companies Guide.  Additionally, SOP 07-1 provides certain criteria that must be met in order for investment company accounting applied by a subsidiary or equity method investee to be retained in the financial statements of the parent company or an equity method investor.  SOP 07-1 also provides expanded disclosure requirements regarding the retention of such investment company accounting in the consolidated financial statements.  In May 2007, FASB Staff Position No. FIN 46(R)- 7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (FIN 46(R)-7) was issued.  FIN 46(R)-7 amends FIN 46(R) to provide a permanent exception to its scope for companies within the scope of the revised Investment Companies Guide under SOP 07-1.  SOP 07-1 and FIN 46(R)-7 are effective for fiscal years beginning on or after December 15, 2007.  FHN is currently assessing the financial impact of adopting SOP 07-1 and FIN 46(R)-7.

In April 2007, FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1) was issued.  FIN 39-1 permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Upon adoption of FIN 39-1, entities are permitted to change their previous accounting policy election to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  Additionally, FIN 39-1 requires additional disclosures for derivatives and collateral associated with master netting arrangements. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, through retrospective application, with early application permitted.  FHN is currently assessing the financial impact of adopting FIN 39-1.

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

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 28-53, (b) the section entitled “Risk Management – Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2006 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2006 Annual Report to shareholders.

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

Item 4(T).  Controls and Procedures

       Not applicable

Part II.

OTHER INFORMATION

Items 1, 3, and 5

As of the end of the second quarter 2007, the answers to Items 1, 3, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 1A      Risk Factors

In 2007 the Corporation has announced several initiatives to restructure, reposition, expand, and otherwise alter its business operations in several respects.  Many of those changes have not been implemented and the planning process is not yet complete.  However, at the present time the Corporation is able to identify certain changes to its previous disclosures concerning risk factors.

The discussion concerning “Growth Risks” in Item 1A of the Corporation’s annual report on Form 10-K for the year 2006 is amended and restated as follows:

Growth Risks

Every organization faces risks associated with growth. Our growth in recent years has resulted primarily from a combination of:  our expansion strategy in banking; acquisition of customers from competitors that have merged with each other; and targeted non-bank business acquisitions.  In 2007 we modified our banking growth strategy and determined to expand our capital markets business by opening Asian offices.

Our banking growth strategy at present is to leverage our national mortgage business by selling various banking products to mortgage customers, and to invest capital and other resources primarily in our current Tennessee-based market footprints.  At the present time we no longer are pursuing a strategy of offering full-service banking in local brick-and-mortar branches to customers outside of our Tennessee market areas.  Banking growth has been and continues to be primarily organic rather than through substantial acquisitions.  We believe that the successful execution of our banking growth strategy depends upon a number of key elements, including:

●	our ability to cross-sell our home mortgage customers into bank products and services;
●	our ability to attract and retain banking customers in our Tennessee market areas;
●
our ability to develop and retain profitable customer relationships while expanding our existing information processing, technology, and other operational infrastructures effectively and efficiently; and

●	our ability to manage the liquidity and capital requirements associated with organic growth.

We have in place a number of strategies designed to achieve each of those elements. Our challenge is to execute those strategies and adjust them as conditions change.

To the extent we engage in bank or non-bank business acquisitions, we face various risks associated with that practice, including:

●	our ability to identify, analyze, and correctly assess the contingent risks in the acquisition and to price the transaction appropriately;
●	our ability to integrate the acquired company into our operations quickly and cost-effectively;
●	our ability to integrate the name recognition and goodwill of the acquired company with our own; and,
●	our ability to retain customers and key employees of the acquired company.

To grow effectively, sometimes a company must consider disposing of or otherwise exiting businesses or units that no longer fit into management’s plans for the future. Key risks associated with dispositions and closures include:

●	our ability to price a sale transaction appropriately and otherwise negotiate appropriate terms;

●	our ability to identify and implement key customer and other transition actions to avoid or minimize negative effects on retained businesses; and
●	our ability to assess and manage any loss of synergies that the disposed or exited business had with our retained businesses.

The discussion concerning “Geographic Risks” in Item 1A of the Corporation’s annual report on Form 10-K for the year 2006 is amended and restated as follows.

Geographic Risks

Our mortgage and capital markets businesses are national in scope, and capital markets is developing internationally.  Our banking growth strategy has expanded our banking business beyond our Tennessee market areas, with various banking products being sold through mortgage offices across the U.S.  Nevertheless, most of our traditional banking business remains grounded in, and depends upon, the major Tennessee markets. As a result, to a greater degree than many of our competitors that operate nationally or in much broader regions, our banking business currently is exposed to adverse economic, regulatory, natural disaster, and other risks that might primarily impact Tennessee and the mid-South region of the U.S.

The following information supplements the discussion in Item 1A of the Corporation’s annual report on Form 10-K for the year 2006:

Non-US Operations Risks

In 2007 we determined to expand our capital markets business by opening two Asian offices, our first offices outside of the United States.  Opening and operating non-US offices creates a number of new risks. Specific risks associated with any non-US presence include:  the risk that taxes, licenses, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our ability to operate overseas profitably or at all; the risk that our assets and operations in a particular country could be nationalized in whole or part without adequate compensation; the risk that currency exchange rates could move unfavorably so as to diminish or destroy the US dollar value of assets, or to enlarge the US dollar value of liabilities, denominated in those currencies; and the risk that political or cultural preferences in a particular host country might become antagonistic to US companies. Our ability to manage those and other risks will depend upon a number of factors, including: our ability to recognize and anticipate differences in cultural and other expectations applicable to customers, employees, regulators, and vendors and other business partners; our ability to recognize and act upon opportunities and constraints peculiar to the countries and cultures in which our offices operate; our ability to recognize and manage any exchange rate risks to which we are exposed; and our ability to anticipate the stability of or changes in the political, legal, and monetary systems of the countries in which our offices operate.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On March 1, 2005, FHN purchased all of the outstanding stock of Greenwich Home Mortgage Corporation.  A portion of the total purchase price was paid to ten shareholders of Greenwich in the form of a total of 90,867 shares of FHN’s common stock, par value of $0.625 per share, inclusive of shares issued into escrow accounts established under the acquisition agreement.  The agreement calls for possible additional shares to be issued over certain periods based on certain actions or results (collectively, “adjustment shares”).  There was no underwriter associated with the privately negotiated transaction.  The issuance of FHN shares in connection with the transaction was and is exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended.  In May 2007, a total of 1,358 escrow shares were distributed to Greenwich shareholders pursuant to the agreement, representing the final distribution from the escrow accounts.  Adjustment shares were not issued during the quarter, but may be issued in the future under the agreement.

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of

Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 41.

Item 4  Submission of Matters to a Vote of Securities Holders

(a)	The Company’s annual meeting of shareholders was held on April 17, 2007.

(b)
Proxies for the annual meeting were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s three Class II and one Class I nominees listed in the proxy statement:  Robert C. Blattberg; Michael D. Rose; Luke Yancy III; and (in Class I) Gerald L. Baker.  All of management’s nominees were elected.  Seven Class I and Class III directors continued in office:  R. Brad Martin; Vicki R. Palmer; William B. Sansom; Simon F. Cooper; James A. Haslam, III; Colin V. Reed; and Mary F. Sammons.

(c)
In addition to the election of directors, the shareholders approved the 2002 Management Incentive Plan, as amended, and ratified the appointment of KPMG LLP as independent auditor for the year 2007.  The specific shareholder vote related to the election, approval, and ratification items is summarized below:

Vote Item	Nominee	For	Withheld	Abstain	Broker Nonvote
1. Election	Robert C. Blattberg	104,540,422	3,019,169	0	0
of Directors	Michael D. Rose	103,626,014	3,933,577	0	0
	Luke Yancy III	104,703,180	2,856,411	0	0
	Gerald L. Baker	104,052,739	3,506,852	0	0

Vote Item	Plan	For	Against	Abstain	Broker Nonvote
2. Approval	2002 Management	101,089,306	4,593,603	1,876,682	0
of Executive	Incentive Plan,
Comp. Plan	as amended

Vote Item	Auditor	For	Against	Abstain	Broker Nonvote
3. Ratification of Auditor	KPMG LLP	105,054,621	1,580,356	924,614	0

(d)	Not applicable.

Item 6              Exhibits

(a)  Exhibits.

Exhibit No.	Description

3.2	Bylaws of the Corporation, as amended and restated as of July 17, 2007, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated July 17, 2007.

4	Instruments defining the rights of security holders, including indentures.*

10.4(f)**	Form of Performance Stock Units Grant Notice [2007].

10.5(p)**	Form of Management Stock Option Grant Notice [2007].

10.6(c)**
Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.  Certain information in this exhibit has been omitted pursuant to a request for confidential treatment.  The omitted information has been submitted separately to the Securities and Exchange Commission.

10.7(m)**
Conformed copy of offer letter concerning employment of D. Bryan Jordan (principal financial officer), incorporated herein by reference to Exhibit 10.7(m) to the Corporation’s Current Report on Form 8-K dated April 13, 2007.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: August 7, 2007	By: /s/ D. Bryan Jordan D. Bryan Jordan Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of the Corporation, as amended and restated as of July 17, 2007, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated July 17, 2007.

4	Instruments defining the rights of security holders, including indentures.*

10.4(f)**	Form of Performance Stock Units Grant Notice [2007].

10.5(p)**	Form of Management Stock Option Grant Notice [2007].

10.6(c)**
Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.  Certain information in this exhibit has been omitted pursuant to a request for confidential treatment.  The omitted information has been submitted separately to the Securities and Exchange Commission.

10.7(m)**
Conformed copy of offer letter concerning employment of D. Bryan Jordan (principal financial officer), incorporated herein by reference to Exhibit 10.7(m) to the Corporation’s Current Report on Form 8-K dated April 13, 2007.

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