Form 10-Q
period 2007-09-30
FIRST HORIZON NATIONAL CORP
filed 2007-11-07
CIK 36966

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR
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

Yes         No  x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	126,387,854
      Class                                                                                            Outstanding on September 30, 2007

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands)(Unaudited)	2007	2006	2006
Assets:
Cash and due from banks	$ 936,707	$ 872,528	$ 943,555
Federal funds sold and securities
purchased under agreements to resell	1,096,624	1,992,426	1,202,537
Total cash and cash equivalents	2,033,331	2,864,954	2,146,092
Investment in bank time deposits	30,993	17,798	18,037
Trading securities	1,734,653	2,512,744	2,230,745
Loans held for sale	2,900,464	2,798,281	2,873,577
Loans held for sale-divestiture	565,492	-	-
Securities available for sale	3,076,120	4,013,634	3,923,215
Securities held to maturity (fair value of $241 on September 30, 2007; $373 on
September 30, 2006; and $272 on December 31, 2006)	240	369	269
Loans, net of unearned income	21,973,004	21,955,030	22,104,905
Less: Allowance for loan losses	236,611	206,829	216,285
Total net loans	21,736,393	21,748,201	21,888,620
Mortgage servicing rights, net	1,470,589	1,498,341	1,533,942
Goodwill	267,228	274,534	275,582
Other intangible assets, net	58,738	70,546	64,530
Capital markets receivables	1,219,720	1,027,927	732,282
Premises and equipment, net	411,515	441,659	451,708
Real estate acquired by foreclosure	75,656	65,224	63,519
Discontinued assets	-	939,728	416
Other assets	1,874,497	1,802,243	1,715,725
Other assets-divestiture	22,623	-	-
Total assets	$ 37,478,252	$ 40,076,183	$ 37,918,259

Liabilities and shareholders' equity:
Deposits:
Savings	$ 3,592,732	$ 3,256,680	$ 3,354,180
Time deposits	2,822,792	2,906,424	2,924,050
Other interest-bearing deposits	1,674,624	1,742,276	1,969,700
Interest-bearing deposits-divestiture	361,368	-	-
Certificates of deposit $100,000 and more	5,142,169	11,920,226	6,517,629
Certificates of deposit $100,000 and more-divestiture	41,037	-	-
Interest-bearing	13,634,722	19,825,606	14,765,559
Noninterest-bearing	4,928,233	5,458,935	5,447,673
Noninterest-bearing-divestiture	72,404	-	-
Total deposits	18,635,359	25,284,541	20,213,232
Federal funds purchased and securities
sold under agreements to repurchase	4,039,827	2,416,974	4,961,799
Trading liabilities	543,060	847,453	789,957
Commercial paper and other short-term borrowings	2,396,316	926,292	1,258,513
Term borrowings	6,015,954	5,226,772	5,243,961
Other collateralized borrowings	784,599	260,416	592,399
Total long-term debt	6,800,553	5,487,188	5,836,360
Capital markets payables	1,053,349	989,332	799,489
Discontinued liabilities	-	6,977	6,966
Other liabilities	1,253,295	1,311,628	1,294,283
Other liabilities-divestiture	39,389	-	-
Total liabilities	34,761,148	37,270,385	35,160,599
Preferred stock of subsidiary	295,277	295,274	295,270
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 126,387,854 on September 30, 2007;
124,467,143 on September 30, 2006; and 124,865,982 on December 31, 2006)	78,992	77,792	78,041
Capital surplus	360,016	301,857	312,521
Undivided profits	2,048,689	2,124,312	2,144,276
Accumulated other comprehensive (loss)/ income, net	(65,870)	6,563	(72,448)
Total shareholders' equity	2,421,827	2,510,524	2,462,390
Total liabilities and shareholders' equity	$ 37,478,252	$ 40,076,183	$ 37,918,259
See accompanying notes to consolidated condensed financial statements. Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)(Unaudited)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$413,275	$416,898	$1,236,956	$1,173,832
Interest on investment securities	44,990	54,138	146,365	132,024
Interest on loans held for sale	66,570	72,135	191,338	224,309
Interest on trading securities	41,898	44,850	132,530	126,963
Interest on other earning assets	16,002	24,577	53,634	67,421
Total interest income	582,735	612,598	1,760,823	1,724,549
Interest expense:
Interest on deposits:
Savings	29,140	25,083	85,090	62,256
Time deposits	34,745	32,090	101,337	86,544
Other interest-bearing deposits	6,179	6,562	19,876	18,474
Certificates of deposit $100,000 and more	92,557	130,875	309,463	360,239
Interest on trading liabilities	10,295	19,233	40,928	57,503
Interest on short-term borrowings	75,114	66,871	211,210	190,495
Interest on long-term debt	96,901	80,263	278,264	198,098
Total interest expense	344,931	360,977	1,046,168	973,609
Net interest income	237,804	251,621	714,655	750,940
Provision for loan losses	43,352	23,694	116,246	60,146
Net interest income after provision for loan losses	194,452	227,927	598,409	690,794
Noninterest income:
Capital markets	63,722	95,215	235,889	290,238
Mortgage banking	39,022	85,935	183,419	283,089
Deposit transactions and cash management	44,863	44,503	127,300	125,282
Revenue from loan sales and securitizations	4,774	11,830	24,052	35,399
Insurance commissions	6,747	10,534	24,210	37,681
Trust services and investment management	9,922	9,609	30,238	31,090
Equity securities gains, net	-	8,757	2,967	10,271
Debt securities gains/(losses), net	-	-	6,292	(78,902)
All other income and commissions	34,425	51,544	132,595	116,401
Total noninterest income	203,475	317,927	766,962	850,549
Adjusted gross income after provision for loan losses	397,927	545,854	1,365,371	1,541,343
Noninterest expense:
Employee compensation, incentives and benefits	236,683	260,351	741,217	766,288
Occupancy	34,778	29,745	96,964	87,372
Equipment rentals, depreciation and maintenance	17,270	17,893	56,674	56,015
Operations services	18,774	17,976	54,052	52,491
Communications and courier	10,959	12,950	33,245	41,271
Amortization of intangible assets	2,647	3,233	8,095	9,002
Goodwill impairment	13,010	-	13,010	-
All other expense	87,501	110,751	278,617	298,552
Total noninterest expense	421,622	452,899	1,281,874	1,310,991
(Loss)/ income before income taxes	(23,695)	92,955	83,497	230,352
(Benefit)/provision for income taxes	(9,330)	25,776	5,611	55,830
(Loss)/ income from continuing operations	(14,365)	67,179	77,886	174,522
Income/ (loss) from discontinued operations, net of tax	209	(69)	628	210,580
(Loss)/ income before cumulative effect of changes in accounting principle	(14,156)	67,110	78,514	385,102
Cumulative effect of changes in accounting principle, net of tax	-	-	-	1,345
Net (loss)/ income	$(14,156)	$67,110	$78,514	$386,447
(Loss)/ earnings per common share from continuing operations	$(.11)	$.54	$.62	$1.40
Earnings per common share from discontinued operations, net of tax	-	-	-	1.69
Earnings per common share from cumulative effect of changes in accounting principle	-	-	-	.02
(Loss)/ earnings per common share (Note 7)	$(.11)	$.54	$.62	$3.11
(Loss)/ diluted earnings per common share from continuing operations	$(.11)	$.53	$.61	$1.36
Diluted earnings per common share from discontinued operations, net of tax	-	-	-	1.65
Diluted earnings per common share from cumulative effect of changes in accounting principle	-	-	-	.01
(Loss)/ diluted earnings per common share (Note 7)	$(.11)	$.53	$.61	$3.02
Weighted average common shares (Note 7)	126,058	124,150	125,760	124,431
Diluted average common shares (Note 7)	126,058	127,523	127,823	127,962
See accompanying notes to consolidated condensed financial statements. Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2007	2006
Balance, January 1	$2,462,390	$2,347,539
Adjustment to reflect change in accounting for tax benefits (FIN 48)	(862)	-
Adjustment to reflect adoption of measurement date provisions for SFAS No. 158	6,233	-
Adjustment to reflect change in accounting for purchases of life insurance
(EITF Issue No. 06-5)	(548)	-
Net income	78,514	386,447
Other comprehensive income:
Unrealized fair value adjustments, net of tax:
Cash flow hedges	(268)	434
Securities available for sale	(5,591)	48,373
Recognized pension and other employee benefit plans net periodic benefit costs	4,127	-
Comprehensive income	76,782	435,254
Cash dividends declared	(170,620)	(168,065)
Common stock repurchased	(1,099)	(165,569)
Common stock issued for:
Stock options and restricted stock	34,243	49,432
Acquisitions	-	486
Excess tax benefit from stock-based compensation arrangements	6,261	3,592
Adjustment to reflect change in accounting for employee stock option forfeitures	-	(1,780)
Stock-based compensation expense	9,016	9,635
Other	31	-
Balance, September 30	$2,421,827	$2,510,524
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)		2007	2006
Operating	Net income	$ 78,514	$ 386,447
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	116,246	60,146
	Provision for deferred income tax	5,611	55,830
	Depreciation and amortization of premises and equipment	44,286	39,787
	Amortization of intangible assets	8,095	9,227
	Net other amortization and accretion	48,978	61,137
	Decrease in derivatives, net	(103,163)	(164,317)
	Market value adjustment on mortgage servicing rights	258	(35,830)
	Provision for foreclosure reserve	4,144	9,266
	Cumulative effect of changes in accounting principle, net of tax	-	(1,345)
	Gain on divestiture	-	(208,581)
	Stock-based compensation expense	9,016	9,635
	Excess tax benefit from stock-based compensation arrangements	(6,261)	(3,592)
	Equity securities gains, net	(2,967)	(10,271)
	Debt securities (gains)/losses, net	(6,292)	78,902
	Net losses on disposal of fixed assets	1,093	3,193
	Net (increase)/decrease in:
	Trading securities	496,092	(379,316)
	Loans held for sale	(26,887)	1,619,378
	Capital markets receivables	(487,438)	(516,419)
	Interest receivable	3,466	(22,284)
	Other assets	24,965	(1,132,665)
	Net increase/(decrease) in:
	Capital markets payables	253,860	398,005
	Interest payable	4,984	49,066
	Other liabilities	(74,502)	40,448
	Trading liabilities	(246,897)	53,815
	Total adjustments	66,687	13,215
	Net cash provided by operating activities	145,201	399,662
Investing	Held to maturity securities:
Activities	Maturities	29	15
	Available for sale securities:
	Sales	636,188	2,286,850
	Maturities	765,601	514,301
	Purchases	(543,545)	(3,854,017)
	Premises and equipment:
	Sales	-	44
	Purchases	(24,194)	(75,967)
	Net increase in loans	(581,368)	(1,499,550)
	Net increase in investment in bank time deposits	(12,952)	(7,111)
	Proceeds from divestitures, net of cash and cash equivalents	-	280,041
	Acquisitions, net of cash and cash equivalents acquired	-	(487)
	Net cash provided/(used) by investing activities	239,759	(2,355,881)
Financing	Common stock:
Activities	Exercise of stock options	34,450	49,448
	Cash dividends paid	(168,506)	(167,551)
	Repurchase of shares	(1,099)	(165,569)
	Excess tax benefit from stock-based compensation arrangements	6,261	3,592
	Long-term debt:
	Issuance	1,222,431	2,234,160
	Payments	(265,056)	(189,667)
	Issuance of preferred stock of subsidiary	8	-
	Repurchase of preferred stock of subsidiary	(1)	-
	Net increase/(decrease) in:
	Deposits	(1,577,872)	1,848,370
	Short-term borrowings	251,663	(1,194,493)
	Net cash (used)/provided by financing activities	(497,721)	2,418,290
	Net (decrease)/increase in cash and cash equivalents	(112,761)	462,071
	Cash and cash equivalents at beginning of period	2,146,092	2,402,883
	Cash and cash equivalents at end of period	$2,033,331	$2,864,954
	Cash and cash equivalents from discontinued operations at beginning of period, included above	$ -	$ 874
	Total interest paid	1,039,828	923,139
	Total income taxes paid	14,016	105,779
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

FHN adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, FHN recognized a $.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of undivided profits. The total balance of unrecognized tax benefits at January 1, 2007, was $41.0 million. First Horizon does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.  Included in the balance at January 1, 2007, were $15.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  FHN recognizes interest accrued related to unrecognized tax benefits in tax expense and penalties in tax expense. FHN had approximately $4.8 million accrued for the payment of interest at January 1, 2007.  As of September 30, 2007, no significant changes to these amounts have occurred since the adoption of FIN 48.

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

Accounting Changes Issued but Not Currently Effective. In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (SAB No. 109). SAB No. 109 rescinds SAB No. 105's prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. FHN is currently assessing the financial impact of adopting SAB No. 109.

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1), which provides guidance for determining whether an entity is within the scope of the AICPA’s Investment Companies Guide.  Additionally, SOP 07-1 provides certain criteria that must be met in order for investment company accounting applied by a subsidiary or equity method investee to be retained in the financial statements of the parent company or an equity method investor.  SOP 07-1 also provides expanded disclosure requirements regarding the retention of such investment company accounting in the consolidated financial statements.  In May 2007, FASB Staff Position No. FIN 46(R)- 7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (FSP FIN 46(R)-7) was issued.  FSP FIN 46(R)-7 amends FIN 46(R) to provide a permanent exception to its scope for companies within the scope

Note 1 - Financial Information (continued)

of the revised Investment Companies Guide under SOP 07-1.  The FASB has indefinitely deferred the effective date of SOP 07-1 and FSP FIN 46(R)-7.

In April 2007, FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1) was issued.  FSP FIN 39-1 permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Upon adoption of FSP FIN 39-1, entities are permitted to change their previous accounting policy election to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  Additionally, FSP FIN 39-1 requires additional disclosures for derivatives and collateral associated with master netting arrangements.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, through retrospective application, with early application permitted.  FHN is currently assessing the financial impact of adopting FSP FIN 39-1.

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

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB.  EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning undivided profits.  FHN anticipates recognizing a liability, with a corresponding decrease to undivided profits, of approximately $8 million, net of tax, upon adoption of EITF 06-4.

Note 2 - Acquisitions/Divestitures

Due to FHN’s ongoing efforts to improve profitability, in July 2007 management decided to pursue the sale, closure, or consolidation of 34 full-service First Horizon Bank branches in Atlanta, Baltimore, Dallas and Northern Virginia.  In September 2007, it was announced that agreements for the sale of all 34 of the branches had been reached.  The branch sales are expected to close by the first quarter of 2008 and are expected to result in a gain up to $40 million for FHN in the aggregate after recognition of $13.9 million in impairment losses in the third quarter of 2007.  Each of the agreements is to purchase certain loans and fixed assets, including branch locations, and to assume all of the deposit relationships of the First Horizon Bank branches being purchased.  The assets and liabilities related to the branches to be sold, which are included in the Retail/Commercial Banking segment, are reflected as held-for-sale on the Consolidated Condensed Statements of Condition.  The aggregate carrying amounts of transferred loans, deposits, other assets and other liabilities were $565.5 million, $474.8 million, $22.6 million, and $39.4 million, respectively, as of September 30, 2007.  As a result of impairment assessments completed in relation to two Georgia branches, a goodwill writedown of $13.0 million and a writedown of core deposit intangibles of $.9 million were recognized in the third quarter of 2007.  The goodwill impairment loss was estimated based on the implied fair value as of September 30, 2007 of the goodwill originally recognized upon FHN’s purchase of such branches, and was calculated using the bid price for the associated branches.  The fair value of the core deposit intangible asset, which is included in the Retail/Commerical Banking segment, was determined based on the discounted present value of cash flows remaining related to the associated deposit accounts.  These impairment losses are included in all other expense on the Consolidated Condensed Statements of Income and are recognized in the Corporate segment as described in Note 12 – Restructuring, Repositioning, and Efficiency Charges.

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

Note 3 - Loans

The composition of the loan portfolio is detailed below:
		September 30		December 31
(Dollars in thousands)		2007	2006	2006
Commercial:
Commercial, financial and industrial		$6,978,643	$6,945,207	$7,201,009
Real estate commercial		1,326,261	1,199,084	1,136,590
Real estate construction		2,828,545	2,660,415	2,753,458
Retail:
Real estate residential		7,544,048	8,428,652	7,973,313
Real estate construction		2,160,593	2,096,440	2,085,133
Other retail		144,526	163,134	161,178
Credit card receivables		196,967	202,866	203,307
Real estate loans pledged against other collateralized
borrowings		793,421	259,232	590,917
Loans, net of unearned income		21,973,004	21,955,030	22,104,905
Allowance for loan losses		236,611	206,829	216,285
Total net loans		$21,736,393	$21,748,201	$21,888,620
Certain previously reported amounts have been reclassified to agree with current presentation.

Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured. On September 30, 2007 and 2006, there were no outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans on:

		September 30		December 31
(Dollars in thousands)		2007	2006	2006
Impaired loans		$181,010	$60,372	$76,340
Other nonaccrual loans*		27,296	14,072	17,290
Total nonperforming loans		$208,306	$74,444	$93,630
* On September 30, 2007 and 2006, and on December 31, 2006, other nonaccrual loans included $18.5 million, $10.5 million, and $10.8 million, respectively, of loans held for sale.

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2007	2006	2007	2006
Total interest on impaired loans	$152	$538	$646	$882
Average balance of impaired loans	158,373	54,227	112,857	48,945

Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended
September 30, 2007 and 2006, is summarized as follows:

(Dollars in thousands)		Non-impaired	Impaired	Total
Balance on December 31, 2005		$179,635	$10,070	$189,705
Provision for loan losses		35,255	24,891	60,146
Divestitures/acquisitions/transfers		(1,470)	-	(1,470)
Charge-offs		(29,414)	(22,677)	(52,091)
Recoveries		7,687	2,852	10,539
Net charge-offs		(21,727)	(19,825)	(41,552)
Balance on September 30, 2006		$191,693	$15,136	$206,829

Balance on December 31, 2006		$200,827	$15,458	$216,285
Provision for loan losses		50,773	65,473	116,246
Divestitures/acquisitions/transfers		(16,237)	1,290	(14,947)
Charge-offs		(35,476)	(56,540)	(92,016)
Recoveries		6,893	4,150	11,043
Net charge-offs		(28,583)	(52,390)	(80,973)
Balance on September 30, 2007		$206,780	$29,831	$236,611

Note 4 - Mortgage Servicing Rights

On January 1, 2006, FHN elected early adoption of SFAS No. 156, which requires servicing rights be initially measured at fair value. Subsequently, companies are permitted to elect, on a class-by-class basis, either fair value or amortized cost accounting for their servicing rights.  Accordingly, FHN began initially recognizing all its classes of mortgage servicing rights (MSR) at fair value and elected to irrevocably continue application of fair value accounting to all its classes of MSR.  Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset.  FHN recognized the cumulative effect of a change in accounting principle totaling $.2 million, net of tax, representing the excess of the fair value of the servicing asset over the recorded value on January 1, 2006.  The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $110.0 billion of mortgage loans on September 30, 2007, for which a servicing right has been capitalized.

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

Following is a summary of changes in capitalized MSR as of September 30, 2007 and 2006:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2006	$1,318,219	$5,470	$14,384
Addition of mortgage servicing rights	303,791	15,532	5,421
Reductions due to loan payments	(191,239)	(2,924)	(6,143)
Changes in fair value due to:
Changes in current market interest rates	33,536	34	1,090
Changes in assumptions	-	722	8
Other changes in fair value	53	17	370
Fair value on September 30, 2006	$1,464,360	$18,851	$15,130
Fair value on January 1, 2007	$1,495,215	$24,091	$14,636
Addition of mortgage servicing rights	282,341	11,582	1,919
Reductions due to loan payments	(173,323)	(7,106)	(3,961)
Changes in fair value due to:
Changes in current market interest rates	(387)	98	(39)
Reclassification to trading assets	(174,547)	-	-
Other changes in fair value	(54)	82	42
Fair value on September 30, 2007	$1,429,245	$28,747	$12,597

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

Note 5 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2005	$281,440	$76,647
Amortization expense	-	(9,002)
Additions	4,871	6,124
Divestitures	(11,777)	(3,223)
September 30, 2006	$274,534	$70,546
December 31, 2006	$275,582	$64,530
Amortization expense	-	(8,095)
Impairment**	(13,010)	(910)
Divestitures	-	(93)
Additions***	4,656	3,306
September 30, 2007	$267,228	$58,738
* Represents customer lists, acquired contracts, premium on purchased deposits, covenants not to compete and assets related to the minimum pension liability.
** See Note 2 - Acquisition/Divestitures for further details.
*** Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $135.7 million on September 30, 2007, net of $77.0 million of accumulated amortization.  Estimated aggregate amortization expense for the remainder of 2007 is expected to be $2.5 million and is expected to be $8.6 million, $6.7 million, $5.8 million and $5.5 million for the twelve-month periods of 2008, 2009, 2010 and 2011, respectively.

The following is a summary of goodwill detailed by reportable segments for the nine months ended September 30:

	Retail/
	Commercial	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2005	$104,781	$61,593	$115,066	$281,440
Divestitures	(11,777)	-	-	(11,777)
Additions	1,272	3,599	-	4,871
September 30, 2006	$94,276	$65,192	$115,066	$274,534
December 31, 2006	$94,276	$66,240	$115,066	$275,582
Impairment	(13,010)	-	-	(13,010)
Additions*	-	4,656	-	4,656
September 30, 2007	$81,266	$70,896	$115,066	$267,228
* Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 6 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met.  Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage).  Management believes, as of September 30, 2007, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below.  In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999.  Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 11.78 percent, 8.12 percent and 6.81 percent, respectively, on September 30, 2007, and were 11.58 percent, 7.95 percent and 6.61 percent, respectively, on September 30, 2006.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On September 30, 2007:
Actual:
Total Capital	$3,988,233		12.85%	$3,796,610		12.38%
Tier 1 Capital	2,666,834		8.59	2,575,210		8.39
Leverage	2,666,834		7.12	2,575,210		6.93

For Capital Adequacy Purposes:
Total Capital	2,483,350	>	8.00	2,454,189	>	8.00
Tier 1 Capital	1,241,675	>	4.00	1,227,094	>	4.00
Leverage	1,498,359	>	4.00	1,486,043	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,067,736	>	10.00
Tier 1 Capital				1,840,642	>	6.00
Leverage				1,857,554	>	5.00
On September 30, 2006:
Actual:
Total Capital	$3,998,431		12.66%	$3,806,220		12.14%
Tier 1 Capital	2,660,264		8.42	2,568,052		8.19
Leverage	2,660,264		6.80	2,568,052		6.62

For Capital Adequacy Purposes:
Total Capital	2,526,690	>	8.00	2,507,515	>	8.00
Tier 1 Capital	1,263,345	>	4.00	1,253,757	>	4.00
Leverage	1,564,438	>	4.00	1,552,664	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,134,393	>	10.00
Tier 1 Capital				1,880,636	>	6.00
Leverage				1,940,830	>	5.00
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 7 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2007	2006	2007	2006
Net (loss)/income from continuing operations	$ (14,365)	$ 67,179	$ 77,886	$ 174,522
Income/(loss) from discontinued operations, net of tax	209	(69)	628	210,580
Cumulative effect of changes in accounting
principle, net of tax	-	-	-	1,345
Net (loss)/income	$ (14,156)	$ 67,110	$ 78,514	$ 386,447

Weighted average common shares	126,058	124,150	125,760	124,431
Effect of dilutive securities	-	3,373	2,063	3,531
Diluted average common shares	126,058	127,523	127,823	127,962

Earnings per common share:
Net (loss)/income from continuing operations	$ (.11)	$ .54	$ .62	$ 1.40
Income from discontinued operations, net of tax	-	-	-	1.69
Cumulative effect of changes in accounting
principle, net of tax	-	-	-	.02
Net (loss)/income	$ (.11)	$ .54	$ .62	$ 3.11

Diluted earnings per common share:
Net (loss)/income from continuing operations	$ (.11)	$ .53	$ .61	$ 1.36
Income from discontinued operations, net of tax	-	-	-	1.65
Cumulative effect of changes in accounting
principle, net of tax	-	-	-	.01
Net (loss)/income	$ (.11)	$ .53	$ .61	$ 3.02
Equity awards of 17,811 and 6,730 with a weighted average exercise price of $34.76 and $42.34 per share for the three months ended September 30, 2007 and 2006 and of 9,876 and 6,174 with weighted average exercise prices of $37.81 and $42.56 per share for the nine months ended September 30, 2007 and 2006,  respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.

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

As a result of mediation, FHN entered into a final settlement agreement related to the McGuire lawsuit. In connection with this settlement, FHN agreed to pay, under agreed circumstances using an agreed methodology, an aggregate of up to approximately $36 million.  At the present time, the period during which claims under the settlement can be made has ended. Claims have been evaluated and objections made pursuant to the agreed upon challenge process. The total amount reserved for this matter, based on the claims received and FHN’s evaluation of them to date, was approximately $30 million. The settlement has received final approval by the court, the court has entered its order making the settlement final, there have been no appeals, and the time for any appeals has expired.

The loss reserve for this matter reflects an estimate of the amount that ultimately would be paid under the settlement.  The amount reserved reflects the amount and value of claims actually received by the claims deadline plus fees and expenses that the settlement requires FHN to pay, all of which together are less than the maximum amount possible under the settlement.  The ultimate amount paid under the settlement is not expected to be higher than the amount reserved at present, and may be lower in the event some of the claims are reduced or rejected for reasons set forth in the settlement, and in any event cannot exceed the settlement amount.

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

First Horizon Home Loans services a mortgage loan portfolio of approximately $108.7 billion on September 30, 2007, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders.  In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans.  In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder.  Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole.  In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding.  Accordingly, First Horizon Home Loans had an allowance for losses on the mortgage servicing portfolio of approximately $12.9 million and $14.8 million on September 30, 2007 and 2006, respectively.  First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default.  For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.  On September 30, 2007 and 2006, First Horizon Home Loans had single-family residential loans with outstanding balances of $104.6 million and $130.4 million, respectively, that were serviced on a full recourse basis. On September 30, 2007 and 2006, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced

Note 8 - Contingencies and Other Disclosures (continued)

by First Horizon Home Loans was $3.3 billion and $3.0 billion, respectively.  Additionally, on September 30, 2007 and 2006, $4.9 billion and $5.1 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on September 30, 2007, the outstanding principal balance of these loans was $285.4 million and $76.7 million, respectively.  On September 30, 2006, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $415.5 million and $105.2 million, respectively.  In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $22.2 million and $53.3 million on September 30, 2007 and 2006, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

Note 9 – Pension and Other Employee Benefits

Pension plan.  FHN provides pension benefits to employees retiring under the provisions of a noncontributory, defined benefit pension plan.  Employees of FHN’s mortgage subsidiary and certain insurance subsidiaries are not covered by the pension plan.  Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65.  The annual funding is based on an actuarially determined amount using the entry age cost method. The Pension Plan was closed to new participants as of October 1, 2007.

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

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost/(benefit)
Service cost	$ 4,324	$ 4,521	$ 74	$ 83
Interest cost	6,153	5,485	278	279
Expected return on plan assets	(10,638)	(8,945)	(440)	(421)
Amortization of prior service cost/(benefit)	220	211	(44)	(44)
Recognized losses/(gains)	2,226	1,769	(177)	(141)
Amortization of transition obligation	-	-	247	248
Net periodic cost/(benefit)	$ 2,285	$ 3,041	$ (62)	$ 4

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost/(benefit)
Service cost	$ 12,978	$ 13,561	$ 224	$ 249
Interest cost	18,461	16,456	834	837
Expected return on plan assets	(31,912)	(26,834)	(1,322)	(1,262)
Amortization of prior service cost/(benefit)	660	633	(132)	(132)
Recognized losses/(gains)	5,846	5,306	(533)	(422)
Amortization of transition obligation	-	-	741	742
Net periodic cost/(benefit)	$ 6,033	$ 9,122	$ (188)	$ 12

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2007	2006	2007	2006
Total Consolidated
Net interest income	$ 237,804	$ 251,621	$ 714,655	$ 750,940
Provision for loan losses	43,352	23,694	116,246	60,146
Noninterest income	203,475	317,927	766,962	850,549
Noninterest expense	421,622	452,899	1,281,874	1,310,991
Pre-tax (loss)/income	(23,695)	92,955	83,497	230,352
(Benefit)/provision for income taxes	(9,330)	25,776	5,611	55,830
(Loss)/income from continuing operations	(14,365)	67,179	77,886	174,522
Income/(loss) from discontinued operations, net of tax	209	(69)	628	210,580
(Loss)/income before cumulative effect of changes
in accounting principle	(14,156)	67,110	78,514	385,102
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	1,345
Net (loss)/income	$ (14,156)	$ 67,110	$ 78,514	$ 386,447
Average assets	$ 37,754,038	$ 39,519,765	$ 38,487,137	$ 38,574,766
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 – Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2007	2006	2007	2006
Retail/Commercial Banking
Net interest income	$219,579	$232,830	$661,591	$691,066
Provision for loan losses	43,349	23,549	108,689	59,936
Noninterest income	95,397	111,594	305,005	333,317
Noninterest expense	193,269	205,416	597,681	638,526
Pre-tax income	78,358	115,459	260,226	325,921
Provision for income taxes	27,792	35,470	80,824	92,680
Income from continuing operations	50,566	79,989	179,402	233,241
Income/(loss) from discontinued operations, net of tax	209	(69)	628	210,580
Income before cumulative effect	50,775	79,920	180,030	443,821
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	522
Net income	$50,775	$79,920	$180,030	$444,343
Average assets	$23,782,612	$23,419,421	$23,723,556	$23,136,168

Mortgage Banking
Net interest income	$20,590	$21,266	$62,286	$72,598
Provision for loan losses	3	145	(115)	210
Noninterest income	42,158	90,376	193,859	293,711
Noninterest expense	108,580	136,804	329,476	366,715
Pre-tax loss	(45,835)	(25,307)	(73,216)	(616)
Benefit from income taxes	(16,612)	(10,283)	(36,887)	(1,685)
(Loss)/income before cumulative effect	(29,223)	(15,024)	(36,329)	1,069
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	414
Net (loss)/income	$(29,223)	$(15,024)	$(36,329)	$1,483
Average assets	$6,663,005	$6,333,165	$6,578,956	$6,387,233

Capital Markets
Net interest expense	$(2,169)	$(1,531)	$(11,871)	$(11,867)
Noninterest income	61,847	98,498	241,193	299,229
Noninterest expense	67,339	81,778	220,911	248,008
Pre-tax (loss)/income	(7,661)	15,189	8,411	39,354
(Benefit)/provision for income taxes	(2,957)	5,682	3,001	14,681
(Loss)/income before cumulative effect	(4,704)	9,507	5,410	24,673
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	179
Net (loss)/ income	$(4,704)	$9,507	$5,410	$24,852
Average assets	$3,441,451	$5,183,369	$4,081,671	$5,014,073
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 – Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2007	2006	2007	2006
Corporate
Net interest (expense)/income	$ (196)	$ (944)	$ 2,649	$ (857)
Provision for loan losses	-	-	7,672	-
Noninterest income/(expense)	4,073	17,459	26,905	(75,708)
Noninterest expense	52,434	28,901	133,806	57,742
Pre-tax loss	(48,557)	(12,386)	(111,924)	(134,307)
Benefit from income taxes	(17,553)	(5,093)	(41,327)	(49,846)
Loss before cumulative effect	(31,004)	(7,293)	(70,597)	(84,461)
Cumulative effect of changes in
accounting principle, net of tax	-	-	-	230
Net loss	$ (31,004)	$ (7,293)	$ (70,597)	$ (84,231)
Average assets	$ 3,866,970	$ 4,583,810	$ 4,102,954	$ 4,037,292
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

Mortgage Banking

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower. First Horizon Home Loans enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitments from changes in value due to changes in interest rates. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value, exclusive of the value of associated servicing rights, with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Changes in the fair value of the derivatives that

Note 11 – Derivatives (continued)

serve as economic hedges of interest rate lock commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income.

First Horizon Home Loans’ warehouse (mortgage loans held for sale) is subject to changes in fair value, due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, First Horizon Home Loans enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.6 billion and $1.0 billion on September 30, 2007 and 2006, respectively. The balance sheet impacts of the related derivatives were net liabilities of $9.5 million and $5.7 million on September 30, 2007 and 2006, respectively. Net losses of $14.5 million and $11.4 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the nine months ended September 30, 2007 and 2006, respectively.

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

In third quarter 2007, Capital Markets hedged $47.5 million of held-to-maturity trust preferred securities, which have an initial fixed rate term of five years before conversion to a floating rate.  Capital Markets has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term.  The balance sheet impact of those swaps was $.2 million in other liabilities on September 30, 2007.  Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk in being hedged.

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $62.2 million and $61.4 million on September 30, 2007 and 2006, respectively. These swaps have been accounted for as fair value hedges under the shortcut method.  The balance sheet impact of these swaps was $.3 million and $1.1 million in other liabilities on September 30, 2007 and 2006, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion on September 30, 2007 and 2006. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $3.1 million in other assets and $10.7 million in other liabilities on September 30, 2007, and $2.0 million in other assets and $19.0 million in other liabilities on September 30, 2006. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

In first quarter 2006, FHN determined that derivative transactions used in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities did not qualify for hedge accounting under the shortcut method.  As a result, any fluctuations in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged item. While management believes these hedges would have qualified for hedge accounting under the long haul method, that accounting cannot be applied retroactively.  FHN evaluated the impact to all quarterly and annual periods since the inception of the hedges and concluded that the impact was immaterial in each period.  In first quarter 2006, FHN recorded an adjustment to recognize the cumulative impact of these transactions that resulted in a negative $15.6 million impact to noninterest income, which was included in current earnings.  FHN has subsequently redesignated these hedge relationships under SFAS No. 133 using the long haul method.  For the period of time during first quarter 2006 that these hedge relationships were not redesignated under SFAS No. 133, the swaps were measured at fair value with gains or losses included in current earnings.  FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.3 billion on September 30, 2007 and 2006. The balance sheet impact of these swaps was $21.4 million and $20.4 million in other liabilities on September 30, 2007 and 2006, respectively.  There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has utilized an interest rate swap as a cash flow hedge of the interest payment on floating-rate bank notes with fair values of $100.1 million and $100.6 million on September 30, 2007 and 2006, respectively, and a maturity in first quarter 2009. The balance sheet impact of this swap was $.1 million in other assets and $82 thousand, net of tax, in other comprehensive income on September 30, 2007, and was $.6 million in other assets and $.4 million, net of tax, in other comprehensive income on September 30, 2006. There was no ineffectiveness related to this hedge.

Note 12 - Restructuring, Repositioning, and Efficiency Charges

Throughout 2007, FHN has conducted an ongoing, company-wide review of business practices with the goal of improving its overall profitability and productivity.  As a result of actions taken in second quarter 2007, FHN recorded pre-tax expenses of $39.3 million related to restructuring, repositioning, and efficiency initiatives, including $16.9 million of losses related to asset impairments.  Additionally, in third quarter 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets, as well as plans to right size First Horizon Home Loans’ mortgage banking operations and balance sheet utilization and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  Costs recognized in the nine months ended September 30, 2007 related to those restructuring, repositioning, and efficiency activities were $72.1 million, with approximately $32.8 million in pre-tax expenses recorded in third quarter.  Of these amounts, $29.8 million and $15.0 million, respectively, represents exit costs that have been accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).

Significant expenses year-to-date for 2007 resulted from the following actions:
•	Expense of $18.8 million associated with organizational and compensation changes for right sizing operating segments and consolidating functional areas.
•
Non-core business repositioning costs of $17.4 million, including costs associated with the exit of the collectible coin merchandising business and the transition of the non-prime mortgage origination business to a broker model.

•
Expense of $14.3 million related to other restructuring, repositioning, and efficiency initiatives, including facilities consolidation, procurement centralization, multi-sourcing and the divestiture of certain loan portfolios.

•	Costs of $18.0 million related to the divestiture of 34 full-service First Horizon Bank locations in Virginia, Maryland, Georgia, and Texas, including $13.9 million for the writedown of intangibles.
•
Expense of $3.6 million related to the restructuring of mortgage operations through office closures, associated sales force decreases, and the reduction of management and support staff and downsizing of national lending operations through the reduction of consumer and construction sales forces and decreasing management, support staff and back-office costs.

Provision for loan losses of $7.7 million were incurred in second quarter 2007 in relation to the divestiture of a non-strategic loan portfolio.  All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits, facilities consolidation costs and related asset impairment costs which are included in occupancy, costs associated with the impairment of premises and equipment which are included in equipment rentals, depreciation, and maintenance, and other costs associated with such initiatives, including professional fees, intangible asset impairment costs,  and asset impairment and repositioning costs associated with the exit from the collectible coin merchandising business, which are included in all other expense and goodwill impairment.  In total, up to $40 million in gains are expected in fourth quarter 2007 and first quarter 2008 in relation to the First Horizon Bank branch divestitures.  Additionally, pre-tax expenses of approximately $20 to $30 million are anticipated to be recognized in relation to the continuing implementation of the existing restructuring, repositioning, and efficiency initiatives through the targeted completion date for such initiatives at the end of first quarter 2008.  At this time, the exact amounts and timing of these additional charges are still being determined.

Activity in the restructuring and repositioning liability for the three and nine months ended September 30, 2007 is presented in the following table, along with other restructuring and repositioning expenses recognized.  All costs associated with the restructuring, repositioning, and efficiency initiatives implemented in second and third quarters 2007 are recorded as unallocated corporate charges within the Corporate segment.

Note 12 - Restructuring, Repositioning, and Efficiency Charges (continued)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2007		September 30, 2007

	Charged to		Charged to
	Expense	Liability	Expense	Liability
Beginning Balance	$ -	$ 10,849	$ -	$ -
Severance and other employee related costs*	9,258	9,258	17,255	17,255
Facility consolidation costs	2,836	2,836	6,624	6,624
Other exit costs, professional fees and other	2,933	2,933	5,902	5,902
Total Accrued	15,027	25,876	29,781	29,781
Payments**	-	8,690	-	12,595
Accrual Reversals	-	294	-	294
Restructuring & Repositioning Reserve Balance	$ 15,027	$ 16,892	$ 29,781	$ 16,892
Other Restructuring & Repositioning Expenses:
Loan Portfolio Divestiture	-		7,672
Impairment of Premises and Equipment	3,876		9,035
Impairment of Intangible Assets	13,919		13,919
Impairment of Other Assets	-		11,733
Total Other Restructuring & Repositioning Expenses	17,795		42,359
Total Charged to Expense	$ 32,822		$ 72,140
* Includes $1.2 million of deferred severance-related payments that will be paid after 2008.
** Includes payments related to:	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Severance and other employee related costs	$ 5,001	$ 7,338
Facility consolidation costs	1,157	1,207
Other exit costs, professional fees and other	2,532	4,050
	$ 8,690	$12,595

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

FHN is a national financial services institution.  From a small community bank chartered in 1864, FHN has grown to be one of the 30 largest bank holding companies in the United States in terms of asset size.

FHN’s 11,000 employees provide a broad array of financial services to individual and business customers through hundreds of offices located across the United States.

AARP, Working Mother and Fortune magazines have recognized FHN as one of the nation’s best employers.  FHN also was named one of the nation’s 100 best corporate citizens by CRO magazine.

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

▪
Mortgage Banking helps provide home ownership through First Horizon Home Loans, a division of First Tennessee Bank National Association (FTBNA), which operates offices in 44 states and is one of the top 20 mortgage servicers and top 20 originators of mortgage loans to consumers.  This segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.

▪
Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, structured finance, equity research, investment banking, loan sales, portfolio advisory, and the sale of bank-owned life insurance.

▪
Corporate consists of unallocated corporate expenses including restructuring, repositioning and efficiency charges, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management and venture capital.

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income.  The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and nine-month periods ended September 30, 2007, compared to the three-month and nine-month periods ended September 30, 2006.  To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report.  Additional information including the 2006 financial statements, notes, and MD&A is provided in the 2006 Annual Report.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates.  Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” "going forward," and other expressions that indicate future events and trends identify forward-looking statements.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change.  Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, Financial Industry Regulatory Authority, and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section.

FINANCIAL SUMMARY (Comparison of Third Quarter 2007 to Third Quarter 2006)

FINANCIAL HIGHLIGHTS
For third quarter 2007, FHN recorded a net loss of $14.2 million or $.11 per diluted share compared to net income of $67.1 million or $.53 per diluted share in third quarter 2006.  Third quarter 2007 was impacted by several items including credit market disruptions, restructuring, repositioning and efficiency initiatives and additional provisioning. Throughout 2007, FHN has conducted an ongoing, company-wide review of business practices with the goal of improving its overall profitability and productivity.  As a result of actions taken in the second quarter of 2007, FHN recorded pre-tax expenses of $39.3 million related to restructuring, repositioning, and efficiency initiatives.  Additionally, in third quarter 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets, as well as plans to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  Costs recognized in the nine months ended September 30, 2007 related to those restructuring, repositioning, and efficiency activities were $72.1 million, with $32.8 million in pre-tax expenses recorded in third quarter.  Significant expenses resulted from the following actions:

•	Expense associated with organizational and compensation changes for right sizing operating segments and consolidating functional areas.
•
Non-core business repositioning costs including costs associated with the exit of the collectible coin merchandising business and the transition of the non-prime mortgage origination business to a broker model.

•
Expense related to other restructuring, repositioning, and efficiency initiatives, including facilities consolidation, procurement centralization, multi-sourcing and the divestiture of certain loan portfolios.

•	Costs related to the divestiture of 34 full-service First Horizon Bank locations in Virginia, Maryland, Georgia, and Texas, including $13.9 million for the writedown of intangibles.
•
Expense related to the restructuring of mortgage operations through office closures, associated sales force decreases, and the reduction of management and support staff and downsizing of national lending operations through the reduction of consumer and construction sales forces and decreasing management, support staff and back-office costs.

The Tennessee banking franchise experienced growth in profitability which was offset by additional provisioning and fewer loan sales in national businesses.  In the third quarter 2007, Mortgage Banking and Capital Markets were also negatively impacted by credit market disruptions.

Assessment of the results of operations for periods which include third quarter 2007 requires an understanding of the causes and effects of dislocations within credit markets which existed during the quarter.  As higher levels of borrower defaults on adjustable rate loans were experienced throughout the industry in 2007 (primarily occurring upon repricing of the loans to higher interest rates), investor appetite for all types of credit structures was severely curtailed if not completely eliminated in certain circumstances (e.g., home equity lines of credit).  As a result of increasing credit risk aversion by investors, coupon rates for all credit structures increased and FHN was adversely impacted by spread widening.  FHN was adversely affected as a result of this process.

Within Mortgage Banking operations, the widening of credit spreads resulted in losses on sales within the prime nonconforming mortgage market.  This negative effect was partially offset by improvements in hedging results and a decrease in servicing runoff.  For assets that remained on the Consolidated Condensed Statements of Condition which are accounted for at fair value or the lower of cost or market, the wider credit spreads were utilized in valuation methodologies and produced lower asset values in comparison to prior periods, including lower of cost or market adjustments to the loan warehouse.  Further, estimated market values for less than liquid retained interests in securitizations declined due to the higher discount rates in valuations.

Similarly, the Retail/Commercial Banking segment experienced limited demand for consumer loan sales. This segment also recognized adjustments to reflect the market value of consumer loans held for sale and lower values of residual interests related to prior securitizations.  Additionally, given the market’s reduced appetite for credit products, structured finance fees, including fees from pooled trust preferred transactions, within the Capital Markets segment were adversely affected by lower transaction volumes and wider credit spreads.

Return on average shareholders’ equity and return on average assets were (2.3) percent and (.15) percent, respectively, for third quarter 2007.  Return on average shareholders’ equity and return on average assets were 10.9 percent and .67 percent, respectively, for third quarter 2006.  Total assets were $37.5 billion and shareholders’ equity was $2.4 billion on September 30, 2007, compared to $40.1 billion and $2.5 billion, respectively, on September 30, 2006.

BUSINESS LINE REVIEW

Retail/Commercial Banking
Pre-tax income for Retail/Commercial Banking was $78.3 million for third quarter 2007 compared to $115.4 million for third quarter 2006.  Total revenues for Retail/Commercial Banking were $314.9 million for third quarter 2007 compared to $344.4 million for third quarter 2006.

Net interest income was $219.5 million in third quarter 2007 compared to $232.9 million in third quarter 2006.  The Retail/Commercial Banking net interest margin was 3.88 percent in third quarter 2007 compared to 4.23 percent in the third quarter of last year.  This compression resulted from the contracting housing market which created competitive pricing pressure and additional nonaccrual loans. Also unfavorably impacting the margin were higher deposit rates paid in Tennessee markets.

Noninterest income was $95.4 million in third quarter 2007 compared to $111.5 million in third quarter 2006.  This decrease primarily resulted from negative incremental lower of cost or market (LOCOM) adjustment of $7.3 million on consumer loans (HELOC and second liens) recognized in third quarter 2007 to reflect recent market illiquidity.  Revenue from loan sales and securitizations decreased $6.0 million, or 60 percent, primarily due to a decline in the volume of loans delivered into the secondary markets.

Provision for loan losses increased to $43.3 million in third quarter 2007 from $23.6 million last year.  The $19.7 million increase primarily reflects deterioration in national homebuilder and one-time close construction loans.

Noninterest expense decreased 6 percent to $193.3 million in third quarter 2007 from $205.4 million last year.  Noninterest expense decreased as personnel costs declined from a combination of reduced variable compensation costs on loan originations as well as the effect of efficiency initiatives.

Mortgage Banking
Mortgage Banking had a pre-tax loss of $45.8 million in third quarter 2007, compared to pre-tax loss of $25.3 million in third quarter 2006.  Total revenues for Mortgage Banking were $62.8 million for third quarter 2007 compared to $111.6 million for third quarter 2006.

Net interest income was relatively flat at $20.6 million in third quarter 2007 compared to $21.2 million in third quarter 2006.  Positively impacting net interest income, the spread on the warehouse increased 16 basis points to 1.34 percent in third quarter 2007 compared to the same period in 2006, the average warehouse increased 5 percent compared to last year and there was an increase of $5.3 million due to the reclassification of $175 million from excess mortgage servicing rights to trading securities in second quarter 2007.  This reclassification was the outcome of capital management initiatives which resulted in modification of the Pooling and Servicing Agreements (PSA) for private (non-GSE) securitizations which were active as of March 31, 2007. The modifications separated master servicing from retained yield.  Offsetting the increase in net interest income was a decline in servicing fees and a decline in the change of mortgage servicing rights (MSR) value due to runoff.  Also negatively impacting net interest income was the cost to fund a larger balance sheet and a decrease in custodial balances.

Noninterest income was $42.2 million in third quarter 2007 compared to $90.4 million in third quarter 2006.  Noninterest income consists primarily of mortgage banking-related revenue, net of costs, from the origination and sale of mortgage loans, fees from mortgage servicing and changes in fair value of MSR net of hedge gains or losses.

Net origination income declined to a loss of $17.5 million in third quarter 2007 compared to income of $64.2 million last year as credit market deterioration produced negative gain on sale margins as well as LOCOM adjustments on warehouse loans.  Loans delivered into the secondary market increased $.9 billion, but the margin on deliveries decreased from 77 basis points in third quarter 2006 to negative 33 basis points in 2007.  Total mortgage servicing fees decreased 11 percent to $76.7 million from $86.2 million as the change in PSA reduced income by $12.8 million offset by an 8 percent increase in the servicing portfolio.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets positively impacted net revenues by $32.2 million this quarter as spreads between mortgage and swap rates widened, option volatility increased, and seasonality moved in our favor. Additionally, the change in MSR value due to runoff increased net revenues by $11.4 million in third quarter 2007 compared to last year primarily due to increases in coupon rates on non-conforming loans and disruptions in the mortgage market.

Noninterest expense was $108.6 million in third quarter 2007 compared to $136.8 million in third quarter 2006.  Third quarter 2006 included $21.3 million for the estimated costs of settling a class action lawsuit.   Additionally, noninterest expense was impacted by lower personnel costs and other efficiency initiatives.

Capital Markets
Capital Markets had a pre-tax loss of $7.7 million in third quarter 2007 compared to pre-tax income of $15.2 million in third quarter 2006.  Total revenues for Capital Markets were $59.6 million in third quarter 2007 compared to $97.0 million in third quarter 2006.  Net interest expense was $2.2 million in third quarter 2007 compared to net interest expense of $1.5 million in third quarter 2006.

Revenues from fixed income sales increased to $46.0 million in third quarter 2007 from $41.5 million in third quarter 2006.  Other product revenues were $15.8 million in third quarter 2007 compared to $57.0 million in third quarter 2006.  Revenues from other products include fee income from activities such as structured finance, equity research, investment banking, loan sales, portfolio advisory and the sale of bank-owned life insurance.  This decline was primarily due to decreases in structured finance activities which were significantly impacted by credit market disruptions in third quarter 2007.

Noninterest expense was $67.3 million in third quarter 2007 compared to $81.8 million in third quarter 2006.  This decrease was primarily due to decreased variable compensation related to the decline in product revenues and the effect of efficiency initiatives.

Corporate
The Corporate segment’s results yielded a pre-tax loss of $48.5 million in third quarter 2007 compared to a pre-tax loss of $12.4 million in third quarter 2006.  Results for the third quarter 2007 include $32.8 million of expense associated with implementation of restructuring, repositioning and efficiency initiatives.  See discussion of the restructuring, repositioning and efficiency initiatives below for further details.  The third quarter 2006 results include $8.8 million of net securities gains from the sale of MasterCard Inc. securities and net securities gains from venture capital investments.  This gain was partially offset by the write-off of a holding company investment, venture capital commissions and project costs in 2006.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

Throughout 2007, FHN has conducted an ongoing, company-wide review of business practices with the goal of improving its overall profitability and productivity.  As a result of actions taken in third quarter 2007 related to such activities, FHN recorded pre-tax expenses of $32.8 million.  In second quarter 2007, FHN recorded pre-tax expenses of $39.3 million related to restructuring, repositioning, and efficiency initiatives, including $16.9 million of losses related to asset impairments.  Additionally, in third quarter 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets, as well as plans to right size First Horizon Home Loans’ mortgage banking operations and balance sheet utilization and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  Provision for loan losses of $7.7 million were incurred in second quarter 2007 in relation to the divestiture of a non-strategic loan portfolio, while all other costs incurred in relation to the restructuring, repositioning, and efficiency initiatives implemented by management are included in noninterest expense.  All costs associated with the initiatives implemented in second and third quarters 2007 are recorded as unallocated corporate charges within the Corporate segment.  Significant expenses year-to-date for 2007 resulted from the following actions:

•	Expense of $18.8 million associated with organizational and compensation changes for right sizing operating segments and consolidating functional areas.
•
Non-core business repositioning costs of $17.4 million, including costs associated with the exit of the collectible coin merchandising business and the transition of the non-prime mortgage origination business to a broker model.

•
Expense of $14.3 million related to other restructuring, repositioning, and efficiency initiatives, including facilities consolidation, procurement centralization, multi-sourcing and the divestiture of certain loan portfolios.

•	Costs of $18.0 million related to the divestiture of 34 full-service First Horizon Bank locations in Virginia, Maryland, Georgia, and Texas, including $13.9 million for the writedowns of intangibles.
•
Expense of $3.6 million related to the restructuring of mortgage operations through office closures, associated sales force decreases, and the reduction of management and support staff and downsizing of national lending operations through the reduction of consumer and construction sales forces and decreasing management, support staff and back-office costs.

In total, up to $40 million in gains are expected in fourth quarter 2007 and first quarter 2008 in relation to the First Horizon Bank branch divestitures.  Additionally, pre-tax expenses of approximately $20 to $30 million are anticipated to be recognized in relation to the continuing implementation of the existing restructuring, repositioning, and efficiency initiatives through the targeted completion date for such initiatives at the end of first quarter 2008. Settlement of the obligations arising from current initiatives will primarily occur in fourth quarter 2007 and first quarter 2008 and will be funded from operating cash flows.  As a result of the planned sale of 34 First Horizon Bank branches, the assets and liabilities related to such branches are reflected as held-for-sale on the Consolidated Condensed Statements of Condition.  The aggregate carrying amounts of transferred loans, deposits, other assets, and other liabilities were approximately $565.5 million, $474.8 million, $22.6 million, and $39.4 million, respectively, as of September 30, 2007.  Further, as a result of impairment assessments completed in relation to two First Horizon Bank branches to be sold, a goodwill writedown of $13.0 million and a writedown of core deposit intangibles of $.9 million were recognized in third quarter 2007. The goodwill impairment loss was estimated based on the implied fair value as of September 30, 2007 of the goodwill originally recognized upon FHN’s purchase of such branches, and was calculated using the bid price for the associated branches. The fair value of the core deposit intangible asset was determined based on the discounted present value of cash flows remaining related to the associated deposit accounts.  The recognition of these impairment losses will have no effect on FHN’s debt covenants.  Additional asset impairment losses of approximately $4 million were recognized in third quarter 2007 for property, plant, and equipment associated with facilities undergoing consolidation.  The fair value of such property was determined based on appraised value or discounted cash flows as of the assessment date. The impairment losses related to such intangible assets and property, plant, and equipment, which are recorded as unallocated corporate charges within the Corporate segment, are included in all other expense on the Consolidated Condensed Statements of Income.  As a result of the restructuring, repositioning, and efficiency initiatives implemented by management, it is anticipated that up to $175 million in aggregate annual pre-tax improvements should be experienced by first quarter 2008, with an additional $60 to $80 million in annual profitability improvements experienced through 2008 in relation to the First Horizon Bank branch divestitures and the restructuring of mortgage operations and national lending operations.  Due to the broad nature of the actions being taken, all components of income and expense will be affected. In addition, management continues to explore additional initiatives for profitability improvement, including opportunities for balance sheet repositioning and the redeployment of capital which may include targeted reductions of MSR.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and nine months ended September 30, 2007, are presented in the following table based on the income statement line item affected.  See Note 12 – Restructuring, Repositioning, and Efficiency Charges and Note 2 – Acquisitions/Divestitures for additional information.

Table 1 - Charges for Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2007	2007
Provision for loan losses	$ -	$ 7,672
Noninterest expense:
Employee compensation, incentives and benefits	9,269	17,266
Occupancy	5,074	8,800
Equipment rentals, depreciation and maintenance	846	6,067
Operations services	25	25
Communications and courier	27	27
Goodwill impairment	13,010	13,010
All other expense	4,571	19,273
Total noninterest expense	32,822	64,468
Loss before income taxes	$ 32,822	$ 72,140

INCOME STATEMENT REVIEW

Total revenues (net interest income and noninterest income) were $441.2 million in third quarter 2007 compared to $569.5 million in 2006.  Net interest income was $237.8 million in third quarter 2007 compared to $251.6 million in 2006 and noninterest income was $203.4 million in 2007 compared to $317.9 million in 2006.  A discussion of the major line items follows.

NET INTEREST INCOME

Net interest income decreased 5 percent to $237.8 million in third quarter 2007.  Earning assets decreased 5 percent to $33.0 billion and interest-bearing liabilities decreased 5 percent to $28.5 billion in third quarter 2007.

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

The consolidated net interest margin was 2.87 percent for third quarter 2007 compared to 2.89 percent for third quarter 2006.  This compression in the margin occurred as the net interest spread decreased to 2.21 percent from 2.24 percent in 2006 while the impact of free funding increased from 65 basis points to 66 basis points.  The margin was negatively impacted by competitive pricing pressure in a contracting housing market, additional nonaccrual loans and higher deposit rates in Tennessee markets.  The decline related to these factors was largely offset by changes in earning asset mix and the change in PSA described above.

Table 2 - Net Interest Margin

	Three Months Ended
	September 30
	2007	2006
Consolidated yields and rates:
Loans, net of unearned income	7.39%	7.59%
Loans held for sale	6.72	6.88
Investment securities	5.57	5.66
Capital markets securities inventory	5.59	5.41
Mortgage banking trading securities	12.21	11.31
Other earning assets	5.02	5.09
Yields on earning assets	7.02	7.03
Interest-bearing core deposits	3.40	3.17
Certificates of deposits $100,000 and more	5.40	5.36
Federal funds purchased and securities sold under agreements to repurchase	4.82	4.83
Capital markets trading liabilities	5.28	5.61
Commercial paper and other short-term borrowings	5.05	5.25
Long-term debt	5.84	5.80
Rates paid on interest-bearing liabilities	4.81	4.79
Net interest spread	2.21	2.24
Effect of interest-free sources	.66	.65
FHN - NIM	2.87%	2.89%
Certain previously reported amounts have been reclassified to agree with current presentation.

Going forward, the NIM is expected to experience modest improvement driven by a steeper yield curve and the reduction of lower margin businesses including the sale of the First Horizon Bank branches and the reduction of the national consumer lending portfolio.

NONINTEREST INCOME

Mortgage Banking Noninterest Income
First Horizon Home Loans offers residential mortgage banking products and services to customers, which consist primarily of the origination or purchase of single-family residential mortgage loans.  First Horizon Home Loans originates mortgage loans through its retail and wholesale operations and also purchases mortgage loans from third-party mortgage bankers for sale to secondary market investors and subsequently provides servicing for the majority of those loans.

Origination income includes origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized fair value of MSR, and the value recognized on loans in process including results from hedging.  Origination fees, net of costs (including incentives and other direct costs), are deferred and included in the basis of the loans in calculating gains and losses upon sale.  Gain or loss is recognized due to changes in fair value of an interest rate lock commitment made to the customer.  Gains or losses from the sale of loans are recognized at the time a mortgage loan is sold into the secondary market.  Origination income declined to a loss of $17.5 million in third quarter 2007 compared to $64.2 million due to credit market deterioration. Loans delivered into the secondary market were increased $.9 billion, but the margin on deliveries decreased from 77 basis points in third quarter 2006 to negative 33 basis points in 2007.

Servicing income includes servicing fees, changes in the fair value of the MSR asset and net gains or losses from hedging MSR.  First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies).  Total mortgage servicing fees decreased 11 percent to $76.7 million from $86.2 million as the change in PSA reduced income by $12.8 million offset by an 8 percent increase in the servicing portfolio.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets positively impacted net revenues by $32.2 million this quarter as compared to a year ago due to higher interest rate swap spreads.  Additionally, the change in MSR value due to runoff increased net revenues by $11.4 million compared to third quarter 2006 due to market disruptions described in the Business Line Review.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method, which provide ancillary activities to mortgage banking, and fees from retail construction lending.

Table 3 - Mortgage Banking Noninterest Income

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30		Change	September 30		Change
	2007	2006	(%)	2007	2006	(%)
Noninterest income (thousands):
Origination (loss)/ income	$ (17,494)	$ 64,248	NM	$ 113,428	$ 238,869	52.5 -
Servicing income	49,738	15,701	216.8 +	49,250	25,691	91.7 +
Other	6,778	5,986	13.2 +	20,741	18,529	11.9 +
Total mortgage banking noninterest income	$ 39,022	$ 85,935	54.6 -	$ 183,419	$ 283,089	35.2 -
Mortgage banking statistics (millions):
Refinance originations	$ 2,067.1	$ 2,091.8	1.2 -	$ 7,909.8	$ 7,389.2	7.0 +
Home-purchase originations	4,605.2	4,258.7	8.1 +	13,157.3	13,308.1	1.1 -
Mortgage loan originations	$ 6,672.3	$ 6,350.5	5.1 +	$ 21,067.1	$ 20,697.3	1.8 +
Servicing portfolio	$108,400.8	$100,245.7	8.1 +	$108,400.8	$100,245.7	8.1 +
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

Revenues from fixed income sales increased $4.5 million compared to third quarter 2006.  Other product revenues decreased $36.0 million primarily due to lower fees from structured finance activities.

Table 4 - Capital Markets Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30		Growth	September 30		Growth
(Dollars in thousands)	2007	2006	Rate (%)	2007	2006	Rate (%)
Noninterest income:
Fixed income	$46,003	$41,503	10.8 +	$140,574	$133,948	4.9 +
Other product revenue	17,719	53,712	67.0 -	95,315	156,290	39.0 -
Total capital markets noninterest income	$63,722	$95,215	33.1 -	$235,889	$290,238	18.7 -

Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income.  Revenue from loan sales and securitizations decreased $7.0 million, or 60 percent, primarily due to a decline in the volume of loans delivered into the secondary markets.  Third quarter 2006 results include $8.8 million of net securities gains, primarily due to the sale of MasterCard Inc. securities and net securities gains from venture capital investments.  Other noninterest income decreased $17.1 million reflecting a decrease of $6.4 million in other revenues in 2007 related to deferred compensation plans, which is offset by a related decrease in noninterest expense associated with these plans and a negative incremental LOCOM adjustment of $7.3 million on consumer loans (HELOC and second liens) recognized in third quarter 2007 to reflect market illiquidity.

NONINTEREST EXPENSE

Total noninterest expense for third quarter 2007 decreased 7 percent to $421.6 million from $452.9 million in 2006.  Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased to $236.6 million from $260.3 million in 2006.  Impacting compensation, incentives and benefits in third quarter 2007 were $9.3 million of restructuring, repositioning and efficiency charges.  This increase was offset by a continued corporate focus on efficiency and reductions in personnel expense in mortgage banking and capital markets directly related to the contraction in revenue.  Included in these results was a decrease of $7.7 million in 2007 related to deferred compensation plans.  The $5.0 million increase in occupancy is primarily related to restructuring, repositioning and efficiency charges.  Goodwill impairment of $13.0 million related to the sale of First Horizon Bank branches was recognized in third quarter 2007.  All other noninterest expense decreased 21 percent, or $23.2 million as compared to third quarter 2006 reflecting the continued corporate focus on efficiency.  All other noninterest expense included $4.6 million of restructuring, repositioning and efficiency charges.  In 2006, all other expense included $21.3 million related to the estimated settlement costs of a class action lawsuit.

INCOME TAXES

The tax benefit of $9.3 million in third quarter 2007 primarily reflects FHN’s normal statutory federal and states rates, and permanent tax benefits of $7.1 million offset by $6.6 million of increased taxes for the writedown of non-deductible goodwill associated with the pending sale of First Horizon Bank branches.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio.  An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance.  The provision for loan losses was $43.3 million in third quarter 2007 compared to $23.7 million in third quarter 2006, reflecting deterioration in national homebuilder and one-time close construction portfolios related to the general downturn in the housing industry.  The net charge-off ratio increased to 57 basis points in third quarter 2007 from 30 basis points in third quarter 2006 as net charge-offs grew to $31.4 million from $16.4 million, driven mainly by the deterioration in the national homebuilder and one-time close residential real estate portfolio.

Table 5 - Net Charge-off Ratios *

	Three Months Ended
	September 30
	2007	2006
Total commercial	.55%	.28%
Retail real estate	.50	.25
Other retail	3.59	2.71
Credit card receivables	3.01	1.99
Total net charge-offs	.57	.30
* Net charge-off ratios are calculated based in average loans, net of unearned income.
Table 7 provides information on the relative size of each loan portfolio.

Nonperforming loans in the loan portfolio were $189.8 million on September 30, 2007, compared to $64.0 million on September 30, 2006.  The ratio of nonperforming loans in the loan portfolio to total loans was 86 basis points on September 30, 2007, and 29 basis points on September 30, 2006.  The increase in nonperforming loans is attributable to deterioration in the one-time close and homebuilder/condominiums portfolios, due primarily to the slowdown in the housing market. Nonperforming one-time close loans (the Retail Real Estate Construction line on Table 7) increased to $69.3 million on September 30, 2007 from $12.2 million on September 30, 2006. Nonperforming homebuilder/condominiums loans increased to $86.5 million on September 30, 2007 from $11.6 million on September 30, 2006. The homebuilder/condominium portfolios were $2.2 billion in both third quarter 2007 and 2006. These portfolios are included in the Commercial Real Estate Construction line of Table 7. Nonperforming assets were $268.4 million on September 30, 2007, compared to $118.0 million on September 30, 2006. The nonperforming assets ratio was 113 basis points on September 30, 2007 and 49 basis points last year. In addition to the increase in nonperforming loans, foreclosed assets increased $16.5 million, which can be attributed to the maturing of the home equity portfolio and the deterioration in the residential real estate loan portfolio. Foreclosed assets are written down to net realizable value at foreclosure. The nonperforming asset ratio is expected to remain under pressure throughout the balance of the negative housing cycle.

Table 6 - Asset Quality Information

	Third Quarter
(Dollars in thousands)	2007		2006
Allowance for loan losses:
Beginning balance on June 30	$ 229,919		$ 199,835
Provision for loan losses	43,352		23,694
Divestitures/acquisitions/transfers	(5,276)		(275)
Charge-offs	(35,858)		(19,782)
Recoveries	4,474		3,357
Ending balance on September 30	$ 236,611		$ 206,829
Reserve for off-balance sheet commitments	9,002		9,230
Total allowance for loan losses and reserve for off-balance sheet commitments	$ 245,613		$ 216,059
	September 30
	2007		2006
Retail/Commercial Banking:
Nonperforming loans	$ 189,798		$ 63,956
Foreclosed real estate	37,796		29,947
Total Retail/Commercial Banking	227,594		93,903
Mortgage Banking:
Nonperforming loans - held for sale	18,508		10,488
Foreclosed real estate	22,250		13,598
Total Mortgage Banking	40,758		24,086
Total nonperforming assets	$ 268,352		$ 117,989

Total loans, net of unearned income	$21,973,004		$21,955,030
Insured loans	(928,238)		(730,453)
Loans excluding insured loans	$21,044,766		$21,224,577
Foreclosed real estate from GNMA loans	$ 15,610		$ 21,679
Potential problem assets*	171,426		148,356
Loans 30 to 89 days past due	179,014		104,957
Loans 30 to 89 days past due - guaranteed portion**	157		179
Loans 90 days past due	42,515		28,246
Loans 90 days past due - guaranteed portion**	179		185
Loans held for sale 30 to 89 days past due	38,233		30,288
Loans held for sale 30 to 89 days past due - guaranteed portion**	31,804		24,226
Loans held for sale 90 days past due	164,145		132,416
Loans held for sale 90 days past due - guaranteed portion**	158,601		130,188
Off-balance sheet commitments***	7,106,326		7,415,880
Allowance to total loans	1.08%		.94%
Allowance to loans excluding insured loans	1.12		.97
Allowance to nonperforming loans in the loan portfolio	125		323
Nonperforming assets to loans, foreclosed real estate and other assets
(Retail/Commercial Banking)	1.05		.44
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.04		.02
Allowance to annualized net charge-offs	1.88	x	3.15	x
    *  Includes 90 days past due loans.
   ** Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
  *** Amount of off-balance sheet commitments for which a reserve has been provided.
Certain previously reported amounts have been reclassified to agree with current presentation.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard.  In total, potential problem assets were $171.4 million on September 30, 2007, up from $148.4 million on September 30, 2006.  Also, loans 30 to 89 days past due increased to $179.0 million on September 30, 2007, up from $105.0 million on September 30, 2006.  This significant increase was primarily driven by the slowdown in the housing market and its impact on national homebuilder and one-time close portfolios.  The current expectation of losses from both potential problem assets and loans 30 to 89 days past has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Going forward, the level of provision for loan losses will primarily be driven by the length and breadth of the housing market cycle, the strength or weakness of the economies of the markets where FHN does business and recognition and resolution of asset quality issues. In addition, asset quality ratios could be affected by balance sheet strategies and shifts in loan mix to and from products with different risk/return profiles.  Asset quality indicators are expected to remain stressed during the remainder of the current housing industry cycle.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets.  During third quarter 2007, earning assets decreased 5 percent and averaged $33.0 billion compared to $34.7 billion in 2006, as a small growth in loans and mortgage trading securities was offset by a decrease in investment securities, capital markets securities inventory, and repurchase agreements.

LOANS

Average total loans increased 2 percent for third quarter 2007 to $22.2 billion from $21.8 billion in 2006.  Average loans represented 67 percent of average earning assets in third quarter 2007 and 63 percent in 2006.

Commercial, financial and industrial loans increased 4 percent, or $257.6 million, since third quarter 2006 reflecting increased market share in Tennessee and growth in regional middle market commercial lending.  Commercial real estate lending grew 12 percent since third quarter 2006 or $441.7 million primarily due to growth in income property lending.  Loans to homebuilders were flat as compared to last year and homebuilder commitments were down 9 percent compared to last year.  On September 30, 2007, FHN did not have any concentrations of 10 percent or more of commercial, financial and industrial loans in any single industry.

Total retail loans decreased 3 percent or $309.7 million reflecting a decline in home equity loans that was primarily due to the strategy of selling a significant portion of production to third party investors.  Recent market disruptions have reduced investor demand for home equity related loan sales and securitizations.  Additional loan information is provided in Table 7 – Average Loans.

Table 7 - Average Loans

	Three Months Ended
	September 30
		Percent	Growth		Percent
(Dollars in millions)	2007	of Total	Rate	2006	of Total
Commercial:
Commercial, financial and industrial	$ 7,061.1	32%	3.8%	$ 6,803.5	31%
Real estate commercial (a)	1,363.4	6	11.6	1,221.4	6
Real estate construction (b)	2,875.3	13	11.6	2,575.6	12
Total commercial	11,299.8	51	6.6	10,600.5	49
Retail:
Real estate residential (c)	7,601.4	34	(10.7)	8,512.6	39
Real estate construction (d)	2,144.9	10	3.8	2,065.9	9
Other retail	149.7	1	(6.7)	160.4	1
Credit card receivables	194.4	1	(3.4)	201.3	1
Real estate loans pledged
against other collateralized borrowings (e)	808.2	3	NM	268.1	1
Total retail	10,898.6	49	(2.8)	11,208.3	51
Total loans, net of unearned	$ 22,198.4	100%	1.8%	$ 21,808.8	100%
Certain previously reported amounts have been reclassified to agree with current presentation.
(a) Includes nonconstruction income property loans
(b) Includes homebuilder, condominium, and income property construction loans
(c) Includes primarily home equity loans and lines of credit (average for third quarter 2007 and 2006 - $3.7 billion and $4.8 billion, respectively)
(d) Includes one-time close product
(e) Includes on-balance sheet securitizations of home equity loans

Going forward into 2008, total loans is expected to decline as held-to-maturity originations of the national home equity, one-time close and homebuilder lending products are significantly curtailed.

LOANS HELD FOR SALE

Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, student loans, and small issuer trust preferred securities.  The mortgage warehouse accounts for the majority of loans held for sale. Loans held for sale decreased 5 percent to $4.0 billion in 2007 from $4.2 billion in 2006.  This decrease is primarily related to a decline in small issuer trust preferred securities.

DEPOSITS / OTHER SOURCES OF FUNDS

During third quarter 2007, FHN shifted approximately $2 billion in wholesale borrowings from short-term certificates of deposit (CD) to lower cost Federal Home Loan Bank advances as a result of reduced liquidity and higher borrowing costs in the wholesale CD market.  Core deposits were flat at $13.3 billion in third quarter 2007.  Short-term purchased funds averaged $13.7 billion for third quarter 2007, down 17 percent or $2.8 billion from third quarter 2006.  In third quarter 2007, short-term purchased funds accounted for 41 percent of FHN’s total funding down from 47 percent in third quarter 2006, which is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, CD greater than $100,000, and short-term borrowings) and long-term debt.  Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings.  Long-term debt averaged $6.6 billion in third quarter 2007 compared to $5.5 billion in third quarter 2006.

FINANCIAL SUMMARY (Comparison of first nine months of 2007 to first nine months of 2006)

Earnings were $78.5 million or $.61 per diluted share for the nine months ended September 30, 2007.  Earnings were $386.4 million or $3.02 per diluted share for the nine months ended September 30, 2006, including the impact of the divestiture of FHN’s national merchant processing business.  For the nine months ended September 30, 2007, return on average shareholders’ equity and return on average assets were 4.27 percent and .27 percent, respectively.  Return on average shareholders’ equity and return on average assets were 21.59 percent and 1.34 percent, respectively, for the nine months ended September 30, 2006.

Comparisons between reported earnings are directly and significantly affected by a number of factors in both 2007 and 2006.  See the Restructuring, Repositioning, and Efficiency Initiatives discussion under the Corporate segment of the Business Line Review for the quarter for further details of the impact on 2007.  FHN’s year-to-date performance in 2006 was impacted by estimated settlement costs of $21.3 million for a class action lawsuit.  Additionally, performance in 2006 was impacted by the gain on the merchant divestiture, transactions through which the incremental capital provided by the divestiture was utilized, various other transactions, and accounting matters.  The following discussion highlights these items:

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

INCOME STATEMENT REVIEW

For the first nine months of 2007, total revenues were $1,481.6 million, a decrease of 7 percent from $1,601.4 million in 2006.  Noninterest income for the first nine months of 2007 was $766.9 million and contributed 52 percent to total revenues as compared to $850.5 million, or 53 percent of total revenues in 2006.

Mortgage banking fee income decreased 35 percent to $183.4 million from $283.1 million.  During this period, fees from the origination process decreased to $113.4 million from $238.9 million for 2007 as loans sold into the secondary market were flat, but credit market disruptions reduced the margin on deliveries from 97 basis points for 2006 to 42 basis points for 2007.

Total mortgage servicing fees were $235.3 million in 2007 compared to $244.3 million in 2006.  The average servicing portfolio increased 7 percent compared to prior year.  This increase was more than offset by the impact of the modification to the PSA mentioned in the quarterly Business Line Review.  The impact of net hedging activities and changes in MSR value due to runoff on net servicing revenues was an improvement of $32.6 million in 2007 as compared to 2006.  In 2007, spreads between mortgage and swap rates widened and option volatility increased.  Consequently, the cost of hedging MSR decreased in 2007 compared to 2006.  The MSR value due to runoff negatively impacted servicing revenue by $173.3 million in 2007 compared to $191.2 million last year of which $15.2 million of the favorable impact related to the modification of the PSA.  See Table 3 – Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.

Fee income from capital markets decreased 19 percent to $235.9 million from $290.2 million for 2006 primarily due to decreased fees from structured finance and equity research activities, partially offset by an increase in fixed income revenues.  In 2007 net securities gains of $9.2 million were primarily related to changes in the investment portfolio that were made to compensate for loan growth in first quarter.  Net securities losses of $68.6 million in 2006 were primarily related to the restructuring of the investment portfolio in the first quarter 2006.  Noninterest income from insurance commissions declined 36 percent or $13.5 million due to the divestiture of two subsidiaries in third quarter 2006.  Revenue from loan sales and securitizations decreased 32 percent or $11.3 million to $24.1 million in 2007 primarily due to a decline in the volume of loans delivered into the secondary markets.  Other noninterest income increased 14 percent, or $16.3 million, to $132.6 million.  Other noninterest income in 2006 included the unfavorable adjustment of $15.6 million previously mentioned.  Other items impacting this growth were increased levels of bank owned life insurance and revenue from deferred compensation plans compared to 2006.

Net interest income decreased 5 percent to $714.7 million from $750.9 million for the first nine months of 2007.  The year-to-date consolidated margin decreased to 2.83 percent in 2007 from 2.96 percent in 2006.  The reasons for the year-to-date trends were similar to the quarterly trend information already discussed.

Total noninterest expense for the first nine months of 2007 decreased to $1,281.9 million from $1,311.0 million in 2006.  Employee compensation, incentives and benefits (personnel expense), occupancy and equipment rentals, depreciation and maintenance were impacted by restructuring, repositioning and efficiency initiatives previously discussed. These results also reflect reductions in personnel and communication and courier expense in mortgage banking and capital markets directly related to the contraction in revenue.  Goodwill impairment of $13.0 million related to the sale of First Horizon Bank branches was recognized in 2007. All other expense categories decreased 7 percent or $19.9 million, in 2007.  Expenses in 2007 included $14.7 million related to the exit of the collectible coin merchandising business. In 2006, this category included expenses related to the estimated settlement costs for a class action lawsuit, occupancy expense, incremental expense growth in the collectible coin business, losses due to certain misrepresentations within a previously identified pool of construction loans, nonprime mortgage loans, consolidating operations, closing offices, and technology.

Excluding the impact of $7.7 million of losses to reflect sale price of non-strategic loan portfolio in second quarter 2007, the provision for loan losses increased 81 percent to $108.5 million from $60.1 million in the first nine months of 2007 primarily reflecting deterioration related to both homebuilder and one-time-close construction loans.  See further discussion in the Asset Quality section of the MD&A.

BUSINESS LINE REVIEW

Retail/Commercial Banking
Total revenues for the nine-month period were $966.6 million, a decrease of 6 percent from $1,024.4 million in 2006.  Net interest income decreased 4 percent, or $29.5 million.  Noninterest income decreased 8 percent or $28.3 million from $333.3 million in 2006.  Revenue from insurance commissions declined $13.7 million primarily due to the sale of two insurance subsidiaries in third quarter 2006. Revenue from loans sales and securitizations declined $8.6 million primarily due to a decline in the volume of loans delivered into the secondary markets.  Additionally impacting noninterest income were negative incremental LOCOM adjustments of $8.8 million on consumer loans (HELOC and second lien).  Provision for loan losses increased 81 percent in 2007 to $108.6 million from $59.9 million.  The $48.7 million increase primarily reflects an increase in nonperforming assets related to both homebuilder and one-time-close construction loans.  Total noninterest expense for the nine-month period decreased 6 percent to $597.8 million from $638.6 million in 2006.  In 2007, noninterest expense declined from a combination of reduced variable compensation costs on loan originations as well as the effects of efficiency initiatives and the impact of several items in 2006 which included costs associated with the coin inventory valuation and closing of retail sites, incremental costs associated with national businesses, losses due to certain misrepresentations within a previously identified pool of construction loans, consolidation of remittance processing operations and office closing, and early retirement and severance costs.  For the first nine months of 2007, pre-tax income decreased to $260.2 million from $325.9 million in 2006.

Mortgage Banking
Total revenues for the nine-month period were $256.2 million, a decrease of 30 percent from $366.3 million in 2006.  During this period, fees from the origination process decreased $125.5 million while net servicing income increased $23.6 million.  See Table 3 – Mortgage Banking Noninterest Income for a breakout of noninterest income as well as mortgage banking origination volume and servicing portfolio levels.  Total noninterest expense for the nine-month period decreased 10 percent to $329.5 million from $366.7 million in 2006.  This decrease primarily reflects lower personnel expense related to the contraction in origination revenue and reductions in support headcount offset by the recognition of expense related to a previously disclosed legal settlement.  For the first nine months of 2007 pre-tax income decreased to a loss of $73.2 million from a loss of $.6 million in 2006.

Capital Markets
Total revenues for the nine-month period were $229.3 million, a decrease of 20 percent from $287.3 million in 2006.  This decline was primarily due to decreased fees from structured finance and equity research activities, partially offset by an increase in fixed income revenues.  Noninterest expense decreased 11 percent or $27.1 million primarily due to variable compensation related to the decrease in other product revenues.  For the first nine months of 2007 pre-tax income decreased 79 percent to $8.4 million from $39.3 million in 2006.

Corporate
For the first nine months of 2007, Corporate had a pre-tax loss of $111.9 million compared to a pre-tax loss of $134.3 million in 2006.  See restructuring, repositioning and efficiency initiatives previously discussed for further detail on the noninterest expense impact in 2007. Included in 2006 were net securities losses of $68.6 million primarily related to the restructuring of the investment portfolio in first quarter 2006.  Also impacting noninterest income in 2006 was the negative $15.6 million cumulative impact of derivative transactions used in hedging strategies to manage interest rate risk that management determined did not qualify for hedge accounting under the “short cut” method.

CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders’ equity was flat in third quarter 2007 at $2.4 billion.  Period-end shareholders’ equity was $2.4 billion on September 30, 2007, down 4 percent from the prior year, primarily due to the impact from the adoption of FASB 158.  Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders.

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

Table 8 - Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs
2007
July 1 to July 31	-	-	-	30,402
August 1 to August 31	*	39.20	*	30,402
September 1 to September 30	*	30.37	*	30,402
Total	*	$ 35.90	*
* Amount is less than 1,000 shares
Compensation Plan Programs:
-	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share
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
after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On September 30, 2007, the maximum number of shares that may be purchased under the program was 28.8 million shares.

Other Programs:
-	A non-stock option plan-related authority was announced on October 18, 2000, authorizing the purchase of up to 9.5 million shares. On October 16,
2001, it was announced that FHN's board of directors extended the expiration date of this program from June 30, 2002, until December 31, 2004.
On October 19, 2004, the board of directors extended the authorization until December 31, 2007. On September 30, 2007, the maximum number of shares that may be purchased under the program was 1.6 million shares.

See also Subsequent Events section of the MD&A.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries.  Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.  The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized.  For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively.  As of September 30, 2007, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 6 – Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns.  The Enterprise-wide Risk/Return Management Committee oversees risk management governance.  Committee membership includes the CEO and other executive officers of FHN.  The Executive Vice President (EVP) of Risk Management oversees reporting for the committee.  Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes.  The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Credit Risk Management Committee, Asset/Liability Committee (ALCO), Capital Management Committee, Regulatory Compliance Committee, Operational Risk Committee, and the Executive Program Governance Forum.  The Chief Credit Officer, EVP of Funds Management, Corporate Treasurer, EVP of Regulatory Risk Management, EVP of Risk Management, and EVP of Corporate Services chair these committees respectively.  Reports regarding Credit, Asset/Liability Management, Market Risk, Capital Management, Regulatory Compliance, and Operational Risks are provided to the Credit Policy and Executive and/or Audit Committee of the Board and to the full Board.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Given the significant current uncertainties in the mortgage and credit markets, it is anticipated that the rest of 2007 and 2008 will continue to be challenging for the housing markets and for FHN.  Competitive pricing pressure is likely to continue related to mortgage (first- and second-lien) gain on sale margins.  In addition, current volatility and reduced liquidity in the capital markets may adversely impact market execution putting continued pressure on margins as well as revenues.  Some improvement from third quarter 2007 is anticipated.  However, as difficulties in the mortgage and credit markets persist, FHN will continue to adapt its liquidity management strategies.  Further deterioration of the housing market could result in increased credit costs depending on the length and depth of this market cycle.

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

Derivative instruments are also used to protect against the risk of loss arising from adverse changes in the fair value of capital markets’ securities inventory due to changes in interest rates.  FHN does not use derivative instruments to protect against changes in fair value of loans or loans held for sale other than the mortgage pipeline, warehouse and certain small issuer trust preferred securities.

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

LIQUIDITY MANAGEMENT

ALCO focuses on being able to fund assets with liabilities of the appropriate duration, as well as the risk of not being able to meet unexpected cash needs.  The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations.  This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, maintaining sufficient unused borrowing capacity in the national money markets, growing core deposits, and the repayment of loans and the capability to sell or securitize loans.  ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments.  Funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Home Loan Bank (FHLB), the Federal Banks,

access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, availability to the overnight and term Federal Funds markets, access to retail brokered certificates of deposit, dealer and commercial customer repurchase agreements, and through the sale or securitization of loans.

Core deposits are a significant source of funding and have been a stable source of liquidity for banks.  The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law.  For third quarter 2007 and 2006, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 161 percent and 163 percent, respectively.  One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations.  During 2007 and 2006, FHN sold loans through on-balance sheet securitizations structured as financings for accounting purposes.  FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

FTBNA has a bank note program providing additional liquidity of $5.0 billion.  This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes.  On September 30, 2007, $1.6 billion was available under current conditions through the bank note program as a funding source.

FHN and FTBNA have the ability to generate liquidity by issuing preferred equity or incurring other debt.  Liquidity has been obtained through FTBNA’s issuance of approximately $250 million of subordinated notes in 2006.  FHN also evaluates alternative sources of funding, including loan sales, securitizations, syndications, and FHLB borrowings in its management of liquidity.

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2007 and 2006.  For the nine-months ended September 30, 2007, negative cash flows from financing activities exceeded net cash provided by operating and investing activities primarily due to a decrease in brokered deposits.  Positive investing cash flows resulted as $1.4 billion of available for sale securities were sold or matured offsetting an increase in loans and available for sale securities purchased.  Net cash provided by financing activities was the primary contributor to an increase in cash and cash equivalents for the nine-month period ended September 30, 2006.  Growth in deposits and the issuance of long-term borrowings provided positive cash flow from financing activities in 2006 and were utilized to fund the balance sheet growth reflected in the net cash used by investing activities.  For the nine months ended September 30, 2006, significant cash flows from investing activities included the sale of $2.3 billion of investment securities and the subsequent purchase of $3.8 billion of investment securities as the portfolio was repositioned.  Earnings represented a significant source of liquidity, providing positive cash flows from operating activities in the nine-month period ended September 30, 2006.

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

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date.  For any period, FTBNA’s ‘retained net income’ is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA.  One effect of this regulatory calculation method is that the amount available for preferred or common dividends by FTBNA without prior regulatory approval often changes substantially at the beginning of each new fiscal year compared with the last day of the year just completed. FTBNA’s total amount available for dividends was $642.7 million at December 31, 2006, and was reduced substantially at January 1, 2007 because in 2007 the regulatory calculation method no longer included the $344.4 million of retained net income associated with the year 2004. Earnings (or losses) and dividends in 2007 have changed and will continue to change the amount available during the year until December 31. Another reduction will occur at January 1, 2008 with respect to $225.0 million of retained net income for the year 2005, and again at January 1, 2009 with respect to $73.3 million of retained net income for the year 2006.  However, if dividends were to exceed regulatory net income for the year 2007, the amount of that excess may be applied against retained net income for the year 2005, which would have the practical effect of making smaller the reduction at January 1, 2008.

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

FHN’s use of government agencies as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry.  During third quarter 2007, approximately $5.4 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Certain of FHN's originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, do not conform to the requirements for sale or securitization through government agencies.  FHN pools and securitizes these non-conforming loans in proprietary transactions.  After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.  These transactions, which are conducted through single-purpose business trusts, are an efficient way for FHN and other participants in the housing industry to monetize these assets.  On September 30, 2007 and 2006, the outstanding principal amount of loans in these off-balance sheet business trusts was $26.1 billion and $23.7 billion, respectively.  Given the significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans is an important source of liquidity to FHN.

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

MARKET RISK MANAGEMENT

Capital markets buys and sells various types of securities for its customers.  When these securities settle on a delayed basis, they are considered forward contracts.  Inventory positions are limited to the procurement of securities for distribution to customers by the sales staff, and ALCO policies and guidelines have been established with the objective of limiting the risk in managing this inventory.

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

FHN has processes and management committees in place that are designed to assess and monitor credit risks.  These are subject to independent review by FHN’s Credit Risk Assurance Group, which encompasses both Credit Review and Credit Quality Control functions.  The EVP of Credit Risk Assurance is appointed by and reports to the Credit Risk & Executive Committee of the Board.  This group is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality and credit risk management processes. Management’s Asset Quality Committee has the responsibility to evaluate its assessment of current asset quality for each lending product.  In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs.  A primary objective of this committee is to provide information about changing trends in asset quality by region or loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses.  The Senior Credit Watch Committee has primary responsibility to identify credit problems and to monitor actions to rehabilitate certain credits. Management also has a Credit Risk Management Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues.  The committee also recommends credit policies, which are submitted for approval to the Credit Policy and Executive Committee of the Board, and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies.  In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty.  FHN’s goal is to manage risk and price loan products based on risk management decisions and strategies.  Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies.  It is management’s objective that both charge-offs and asset write-downs are recorded promptly, based on management’s assessments of current collateral values and the borrower’s ability to repay.

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

Table 9 - Mortgage Banking Prepayment Assumptions

	Three Months Ended
	September 30
	2007	2006
Prepayment speeds
Actual	13.3%	16.8%
Estimated*	14.7	15.0
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

First Horizon Home Loans engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR.  Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by a prominent independent mortgage-servicing broker, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business.  Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information.  On September 30, 2007 and 2006, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

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

PIPELINE AND WAREHOUSE
During the period of loan origination and prior to the sale of mortgage loans in the secondary market, First Horizon Home Loans has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”.  The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans.  Pipeline loans are either "floating" or "locked".  A floating pipeline loan is one on which an interest rate has not been locked by the borrower.  A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment.  Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the “inventory” of mortgage loans that are awaiting sale and delivery (at quarter end an average of approximately 30 days) into the secondary market.

Interest rate lock commitments are derivatives pursuant to SFAS 133 and are therefore recorded at estimates of fair value.  Warehouse loans are carried at the lower of cost or market, where carrying value is adjusted for successful hedging under SFAS 133 and the comparison of carrying value to market is performed for aggregate loan pools.  The fair value of interest rate lock commitments, and the market value of warehouse loans is impacted principally by changes in interest rates, but also by changes in borrower’s credit, and changes in profit margins required by investors for perceived risks (i.e., liquidity).  First Horizon Home Loans does not hedge against credit and liquidity risk in the pipeline or warehouse.  Third party models are used to manage the interest rate risk.

The market value of First Horizon Home Loans’ warehouse (first-lien mortgage loans held for sale) changes with fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, First Horizon Home Loans enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.6 billion and $1.0 billion on September 30, 2007 and 2006, respectively.  The balance sheet impacts of the related derivatives were net liabilities of $9.5 million and $5.7 million on September 30, 2007 and 2006, respectively.  Net losses of $14.5 million and $11.4 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the nine months ended September 30, 2007 and 2006, respectively.

Interest rate lock commitments generally have a term of up to 60 days before the closing of the loan.  During this period the value of the lock changes with changes in interest rates.  The interest rate lock commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan.  Therefore, when determining fair value, First Horizon Home Loans makes estimates of expected "fallout” (locked pipeline loans not expected to close) using models which consider cumulative historical fallout rates and other factors.  Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons.  Changes in the fair value of interest rate lock commitments are recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income.

Because interest rate lock commitments are derivatives they do not quality for hedge accounting treatment under SFAS 133.  However, First Horizon Home Loans economically hedges the risk of changing interest rates by entering into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments.  The extent to which First Horizon Home Loans is able to economically hedge changes in the mortgage pipeline depends largely on the hedge coverage ratio that is maintained relative to mortgage loans in the pipeline.  The hedge coverage ratio can change significantly due to changes in market interest rates and the associated forward commitment prices for sales of mortgage loans in the secondary market.  Increases or decreases in the hedge coverage ratio can result in significant earnings volatility to FHN.

For the periods ended September 30, 2007 and 2006, the valuation model utilized to estimate the fair value of interest rate lock commitments assumes a zero fair value on the date of the lock with the borrower.  Subsequent to the lock date, the fair value of the interest rate lock commitment is calculated using a model to estimate the change in fair value since inception of the commitment. The estimated fair value was an asset of $19.0 million and a liability of $13.2 million on September 30, 2007, compared to an asset with an estimated fair value of $20.5 million and a liability with an estimated fair value of $2.1 million on September 30, 2006.

FORECLOSURE RESERVES
As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market.  Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure.  On September 30, 2007 and 2006, $3.3 billion and $3.0 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where some portion of the principal is at risk.  Additionally, on September 30, 2007 and 2006, $4.9 billion and $5.1 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.  On September 30, 2007 and 2006, $104.6 million and $130.4 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults.  Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained.  The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses.  On September 30, 2007 and 2006, the foreclosure reserve was $12.9 million and $14.8 million, respectively. While the servicing portfolio has grown from $100.2 billion on September 30, 2006, to $108.4 billion on September 30, 2007, the foreclosure reserve has decreased primarily due to the decline in the full recourse portfolios.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations.  Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.  There have been no significant changes to the methodology for the quarters ended September 30, 2007 and 2006.

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

OTHER

SUBSEQUENT EVENTS

On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010.  Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management.  The new authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority.  The board immediately terminated the older authority, which originally was announced on October 19, 2000, had approximately 1.6 million shares remaining in available share purchase authority and was scheduled to expire on December 31, 2007.

ACCOUNTING CHANGES

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (SAB No. 109). SAB No. 109 rescinds SAB No. 105's prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. FHN is currently assessing the financial impact of adopting SAB No. 109.

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1), which provides guidance for determining whether an entity is within the scope of the AICPA’s Investment Companies Guide.  Additionally, SOP 07-1 provides certain criteria that must be met in order for investment company accounting applied by a subsidiary or equity method investee to be retained in the financial statements of the parent company or an equity method investor.  SOP 07-1 also provides expanded disclosure requirements regarding the retention of such investment company accounting in the consolidated financial statements.  In May 2007, FASB Staff Position No. FIN 46(R)- 7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (FIN 46(R)-7) was issued.  FIN 46(R)-7 amends FIN 46(R) to provide a permanent exception to its scope for companies within the scope of the revised Investment Companies Guide under SOP 07-1.  The FASB has indefinitely deferred the effective date of SOP 07-1 and FIN 46(R)-7.

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

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB.  EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning undivided profits.  FHN anticipates recognizing a liability, with a corresponding decrease to undivided profits, of approximately $8 million, net of tax, upon adoption of EITF 06-4.

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 29-56, (b) the section entitled “Risk Management – Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2006 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2006 Annual Report to shareholders.

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

Item 4(T).      Controls and Procedures

       Not applicable

Part II.

OTHER INFORMATION

Items 1, 3, 4, and 5

As of the end of the third quarter 2007, the answers to Items 1,  3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 1A        Risk Factors

The discussions concerning “Financing, Funding, and Liquidity Risks” and “Interest Rate and Yield Curve Risks” in Item 1A of the Corporation’s annual report on Form 10-K for the year 2006 are amended and restated as follows:

Financing, Funding, and Liquidity Risks

            Management of liquidity and related risks is a key function for our business. Additional information concerning liquidity risk management is set forth under the caption “Liquidity Management” beginning on page 25 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of the Corporation’s annual report on Form 10-K for the year 2006 (the “10-K report”).

            Our funding requirements currently are met principally by deposits, financing from other financial institutions, and financing from institutional investors by means of the capital markets. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results.

            A number of factors could make such funding more difficult, more expensive, or unavailable on affordable terms, including, but not limited to, our financial results, organizational changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets, and may become increasingly difficult due to economic and other factors beyond our control.

            To a certain degree we depend on our ability to sell or securitize first and second mortgage loans and home equity line of credit loans (which we refer to as HELOC). Those actions involve the sale of whole loans or of beneficial interests in loans. Although the market for loans is substantial, if it experiences disruptions we may be unable to sell or securitize our mortgage or HELOC loans at favorable or profitable pricing levels, or at all. If we were unable to continue to sell or securitize our loans, we would seek alternative funding sources to fund loan originations and meet our other liquidity needs. If we were unable to find cost-effective and stable alternatives, that failure could negatively impact our liquidity and could potentially increase our cost of funds and lower our loan growth. Moreover, such disruptions:  (i) could force us to significantly and disadvantageously change our loan products and product mix; (ii) could temporarily or indefinitely reduce our loan origination flow and the resulting revenues; and, (iii) as to loans originated prior to such disruptions, could result in our selling such loans at an immediate loss or our keeping them on our balance sheet or both. Keeping pre-disruption loans on our balance sheet could adversely impact our liquidity and capital ratios, and could expose us to losses both immediately and later due to the effects of accounting rules that require us to adjust certain loan values to the lower of cost or market (sometimes referred to as a LOCOM adjustment).

            Events affecting interest rates, markets, and other factors which adversely impact our ability or desire to access the capital markets for funding likewise may adversely affect the demand for our services in our capital markets business.  As result, disruptions in those areas may adversely impact our earnings in that business unit as well as in our retail/commercial banking and mortgage banking units.

            When we sell or securitize mortgage and HELOC loans, we sometimes do so with limited or full recourse, which means, in effect, that we will take some or significant financial responsibility for the loan if it defaults. Additional information concerning these risks is set forth under the caption “Foreclosure Reserves” beginning on page 43 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of the 10-K report. In many instances, we sell or securitize loans with no recourse. However, if a loan sold with no recourse defaults, we could still bear responsibility to the buyer in many cases if the loan defaults shortly after the sale, typically in the first 90 days, or if the loan did not conform to representations we made to the buyer at the time of sale. We manage the early default risk through our credit review processes, and we manage the risk of non-conformity through origination and documentation controls and procedures, and through post-closing quality control processes.

            Rating agencies assign credit ratings to issuers and their debt. In that role, agencies directly affect the availability and cost of our funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. Currently, all three rating agencies rate the unsecured senior debt of the Corporation and the Bank as investment grade. Because we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of funding if our debt ratings were lowered, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist.  Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

            Regulatory laws or rules that establish minimum capital levels, regulate deposit insurance, and govern related funding matters for banks could be changed in a manner that could increase our overall cost of capital and thus reduce our earnings.

Interest Rate and Yield Curve Risks

            A significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. Additional information concerning those risks and our management of them appears under the caption “Interest Rate Risk Management” beginning on page 23 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of the 10-K report.

            Our mortgage lending and servicing businesses also are affected by changes in interest rates. Generally, when rates increase, demand for mortgage loans and HELOC decrease (and our revenues from new originations fall), and when rates decrease, demand increases (and our origination revenues increase). In a contrary fashion, when interest rates increase, the value of mortgage servicing rights (MSR) that we retain generally increases, and when rates decline the value of MSR declines. Additional information concerning those risks and our management of them appears under the caption “Mortgage Servicing Rights and Other Related Retained Interests” beginning on page 39 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of the 10-K report.

            Our mortgage lending business is affected by changes in interest rates in another manner. During the period of loan origination (when loans are in the “pipeline”) and prior to the loan’s sale in the secondary market (when loans are in the “warehouse”), we are exposed to the risk of interest rate changes for those pipeline loans which we have agreed to lock in the customer’s mortgage rate and for all warehouse loans that bear a fixed rate. We manage that rate-change risk through hedging activities and other methods; however, it is not possible to eliminate all such risks. Additional information concerning those risks and our management of them appears under the caption “Pipeline and Warehouse” beginning on page 42 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2006 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of the 10-K report.

            Like all financial services companies, we face the risks associated with movements in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are equal, or nearly equal, to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is positively sloped.  However, during much of 2006 the yield curve was inverted and the degree of inversion generally worsened as the year progressed. The yield curve inversion continued into the first half of 2007. A flat or inverted yield curve tends to decrease net interest margin, as yields on the warehouse narrow relative to their short-term funding sources, and it tends to reduce demand for long-term debt securities, adversely impacting the revenues of our capital markets business.   A prolonged inversion of the yield curve historically is so uncommon that it is difficult to predict all the effects that such a market condition is reasonably likely to create.  One such effect upon us was an overall increase in the cost of hedging mortgage servicing rights (MSR) in our mortgage business. This cost is tied to factors including volatility in the market place, the shape of the yield curve, product duration, risk tolerance and other effects which may favorably or unfavorably impact hedging cost.

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

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of
Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 44.

Item 6          Exhibits

(a)  Exhibits.

Exhibit No.	Description

3.2	Bylaws of the Corporation, as amended and restated as of October 16, 2007, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated October 16, 2007.

4	Instruments defining the rights of security holders, including indentures.*

10.1(a3)**	Form of Amendment to Directors and Executives Deferred Compensation Plan.

10.1(c)**	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated.

10.1(i)**	Form of First Horizon Deferred Compensation Plan as Amended and Restated.

10.1(j)**	Form of FTN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008.

10.2(b2)**	Amendment to 1992 Restricted Stock Incentive Plan.

10.2(e2)**	Amendment to 2000 Employee Stock Option Plan.

10.2(f2)**	Amendment to 2003 Equity Compensation Plan.

10.6(a2)**	Amendment to 2002 Management Incentive Plan.

10.6(c2)**	Amendment to Capital Markets Incentive Compensation Plan.

10.7(a3)**
Form of Amendment to pre-2007 form of change-in-control severance agreement between the registrant and its executive officers. This is an amendment to exhibit 10.7(a1) to the registrant’s annual report on Form 10-K for the year ended December 31, 2006.

10.7(a4)**
Form of Amendment to 2007 form of change-in-control severance agreement between the registrant and its executive officers. This is an amendment to exhibit 10.7(a2) to the registrant’s annual report on Form 10-K for the year ended December 31, 2006.

10.7(a5)**	October 16, 2007 form of change-in-control severance agreement offered to executive officers.

10.7(e)**	Form of Pension Restoration Plan (amended and restated as of January 1, 2008).

10.7(i)**	Description of Certain Benefits Available to Executive Officers

10.7(k2)**	Form of Amendment to Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes .

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: November 7, 2007	By: /s/ D. Bryan Jordan D. Bryan Jordan Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of the Corporation, as amended and restated as of October 16, 2007, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated October 16, 2007.

4	Instruments defining the rights of security holders, including indentures.*

10.1(a3)**	Form of Amendment to Directors and Executives Deferred Compensation Plan.

10.1(c)**	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated.

10.1(i)**	Form of First Horizon Deferred Compensation Plan as Amended and Restated.

10.1(j)**	Form of FTN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008.

10.2(b2)**	Amendment to 1992 Restricted Stock Incentive Plan.

10.2(e2)**	Amendment to 2000 Employee Stock Option Plan.

10.2(f2)**	Amendment to 2003 Equity Compensation Plan.

10.6(a2)**	Amendment to 2002 Management Incentive Plan.

10.6(c2)**	Amendment to Capital Markets Incentive Compensation Plan.

10.7(a3)**
Form of Amendment to pre-2007 form of change-in-control severance agreement between the registrant and its executive officers. This is an amendment to exhibit 10.7(a1) to the registrant’s annual report on Form 10-K for the year ended December 31, 2006.

10.7(a4)**
Form of Amendment to 2007 form of change-in-control severance agreement between the registrant and its executive officers. This is an amendment to exhibit 10.7(a2) to the registrant’s annual report on Form 10-K for the year ended December 31, 2006.

10.7(a5)**	October 16, 2007 form of change-in-control severance agreement offered to executive officers.

10.7(e)**	Form of Pension Restoration Plan (amended and restated as of January 1, 2008).

10.7(i)**	Description of Certain Benefits Available to Executive Officers

10.7(k2)**	Form of Amendment to Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes .

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