Form 10-K
period 2007-12-31
FIRST HORIZON NATIONAL CORP
filed 2008-02-27
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2007
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
☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

☒ Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

At June 30, 2007, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $4.9 billion.

At January 31, 2008, the registrant had 126,424,112 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2007 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/15/08 – Part III

PART I

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2007 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2007 Annual Report to shareholders.

ITEM 1
BUSINESS

General.

          First Horizon National Corporation (the “Corporation,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2007, the Corporation had total assets of $37.0 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies and ranked 25th nationally.

          Through its principal subsidiary, First Tennessee Bank National Association (the “Bank”), and its other banking-related subsidiaries, the Corporation provides diversified financial services through four business segments. The segments reflect the common activities and operations of aggregated business segments across the various delivery channels: Retail/Commercial Banking, Mortgage Banking, and Capital Markets. In addition, the Corporate segment provides essential support within the Corporation. The percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) ascribed to each of our segments for the past three years was: Retail/Commercial Banking, 71% (2007), 63% (2006), and 56% (2005); Mortgage Banking, 9% (2007), 22% (2006), and 28% (2005); Capital Markets, 18% (2007),18% (2006), and 15% (2005); and Corporate, 2% (2007), (3)% (2006), and 1% (2005). Financial and other additional information concerning our segments appears in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements contained in the Corporation’s 2007 Annual Report to Shareholders. During 2007 approximately 52% of revenues were provided by fee income and approximately 48% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

          The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2007 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.8 billion and contributed the majority of consolidated revenue from continuing operations. At December 31, 2007, the Bank had $37.0 billion in total assets, $17.0 billion in total deposits, and $21.8 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2007.

          At December 31, 2007, the Corporation’s subsidiaries had over 500 business locations in 42 U.S. states and Hong Kong, excluding off-premises ATMs. Most of those locations were bank financial centers, mortgage offices, national construction offices, and FTN Financial offices.

          At December 31, 2007, the Bank had 216 financial centers (sometimes referred to as financial center level 5, or FC5, bank branch locations) in six states: 187 FC5s in 17 Tennessee counties, including all of the major metropolitan areas of the state; 11 FC5s in Georgia; 8 FC5s in Mississippi; and 10 FC5s in Texas. The 10 FC5 branches in Texas operating under the “First Horizon Bank” name were sold in February 2008. Nearly all FC5 bank branch locations have on-premises ATMs. The Bank also has off-premises ATMs in its banking markets as well as in several mortgage offices.

          FTN Financial products and services, at December 31, 2007, were offered through 19 offices in 15 states plus a 20th office in Hong Kong. FTN Financial Capital Markets, a division of the Bank, ranked as one of the leading underwriters of U.S. agency debt.

          At December 31, 2007, the First Horizon Home Loan division of the Bank, with principal offices in the Dallas, Texas metropolitan area, and its affiliates provided mortgage banking services through 250 retail production cost centers and 30 wholesale production cost centers in 41 states. First Horizon Home Loans ranked in the top 20 nationally in mortgage loan originations, and in the top 15 nationally in mortgage loan servicing, at December 31, 2007 as reported by Inside Mortgage Finance. In 2007 and continuing into 2008 the Corporation is examining its mortgage businesses and, as a result, has closed and may continue to close selected mortgage offices. The Corporation presently is in the process of evaluating strategic alternatives for its mortgage businesses.

          At December 31, 2007, the Corporation provided the following services through its subsidiaries:

•	general banking services for consumers, businesses, financial institutions, and governments

•	mortgage banking services

•

through FTN Financial – sales, trading, and underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; structured finance; loan sales; advisory services; correspondent banking; equity sales, trading, and research; and various investment banking services

•	transaction processing – nationwide check clearing services and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	discount brokerage and full-service brokerage

•	venture capital

•	equipment finance

•	investment and financial advisory services

•	mutual fund sales as agent

•	retail and commercial insurance sales as agent

•	private mortgage reinsurance

•	services related to health savings accounts

          An element of the Corporation’s business strategy is to seek acquisitions and consider divestitures that would enhance long-term shareholder value. The Corporation has personnel who are constantly reviewing and developing opportunities to achieve this element of the Corporation’s strategy. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements.

          All of the Corporation’s operating subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc., First Horizon Advisory Services, Inc., FTN Midwest Asset Management Corp., and First Tennessee Brokerage, Inc. are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., FTN Financial Securities Corp. and FTN Midwest Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. The First Horizon Home Loans division of the Bank is regulated by the Comptroller. First Tennessee Insurance Services, Inc. and First Horizon Insurance Services, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a monoline insurance company. First Horizon Insurance, Inc.’s subsidiaries, First Horizon Insurance Group, Inc. and First Horizon Insurance Agency, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corp., First Horizon Insurance Services, Inc., FTN Midwest Securities Corp., FTN Midwest Asset Management Corp., First Tennessee Insurance Services, Inc., First Horizon Insurance Group, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.

          Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2007.

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

          At December 31, 2007, the Corporation and its subsidiaries had 10,130 employees, or 9,941 full-time-equivalent employees, not including contract labor for certain services.

          For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections contained in pages 3 through 56 of the Corporation’s 2007 Annual Report to Shareholders, which sections are incorporated herein by reference.

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

          General

          The Corporation is a bank holding company and financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Corporation is subject to the regulation and supervision of and examination by the Federal Reserve under the BHCA. The Corporation is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.

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

          In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2007, the Corporation estimates that it held approximately 19.6% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “- Interstate Banking and Branching Legislation” below.

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

          At December 31, 2007 and at January 1, 2008, under dividend restrictions imposed under applicable federal laws as outlined above, the Bank could not legally declare aggregate dividends on the Bank’s common or preferred stock without obtaining regulatory approval as a result of the Bank having inadequate retained net profits. The application of those restrictions to the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis section beginning on page 29 of the Corporation’s 2007 Annual Report to Shareholders, which section is incorporated herein by reference. As mentioned in that section, the Bank has obtained OCC approval to declare dividends on the Bank’s outstanding preferred stock payable in April 2008. The Bank has not requested approval to pay common dividends to the Corporation, its sole common stockholder. The Bank does not currently plan to pay common dividends to the Corporation until such time as the dividend restriction calculation would permit such payment without regulatory approval. At the current quarterly dividend rate of 20 cents per share, the Corporation estimates that it will have sufficient cash available to pay the common shareholder dividend as well as its other current obligations through 2008 even if the Bank were unable to pay a dividend to the Corporation during the year.

          Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Corporation’s Board must consider the Corporation’s current and prospective capital, liquidity, and other needs.

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

          Capital Adequacy

          The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less any amounts of goodwill, other intangible assets, and other items that are required to be deducted (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2007, the Corporation’s consolidated Total Capital and Tier 1 Capital ratios were 12.75% and 8.12%, respectively.

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

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2007, was 6.64%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2007. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

          Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “––Prompt Corrective Action” at page 8.

          In 1999, the Basel Committee on Banking Supervision launched its efforts to develop an improved capital adequacy framework by issuing its proposals to revise the 1988 Capital Accord. In June 2004, the Basel Committee issued its final framework. The new capital framework (Basel II) consists of minimum capital requirements, a supervisory review process, and the effective use of market discipline. Basel II seeks to ensure that a bank’s capital position is consistent with its overall risk profile and strategy, encourages early supervisory intervention when a bank’s capital position deteriorates, and calls for detailed disclosure of a bank’s capital adequacy and how it evaluates its own capital adequacy.

          In September 2006 the U.S. regulators published a revised Notice of Proposed Rulemaking (NPR) for Basel II. The Final Rule on Advanced Capital Adequacy Framework-Basel II, has been approved by all regulatory agencies and was published in the Federal Register on December 7, 2007. It will take effect on April 1, 2008. The Final Rule currently applies only to certain core banks with total assets of $250 billion or more, but allows non-core banks to opt in. Under the Final Rule the Bank is considered to be a non-core bank. For those non-core banks that do not opt in, a NPR was issued in December 2006, known as Basel IA, which proposed certain revisions to the current Basel I capital rules. The regulators coordinated the issuance of the Basel II NPR with the issuance of a Basel IA NPR in a manner that allowed for some overlap in the comment period through March 2007 to allow the effects of the two proposals to be evaluated side by side.

          The agencies are currently developing a NPR that would provide non-core banks the option of adopting the Standardized Approach of the Basel II Framework. The Basel II Standardized NPR is expected to replace the Basel 1A NPR.

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

          At December 31, 2007, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

          Interstate Banking and Branching Legislation

          Under current federal law, a bank may merge with a bank in another state and continue to operate the merged bank’s branches as interstate branches, unless a state has opted out of allowing such transactions, which currently none do. States may impose restrictions on such merger transactions, including minimum age requirements (up to a maximum of five years), and state deposit concentration limits. Many states have imposed such age requirements for a minimum period of time that a bank must have been in existence before a merger is allowed. Additionally, national and state deposit concentration limits apply to interstate mergers.

          Federal law also allows a bank to establish and operate a de novo branch or acquire an existing branch in a state in which a bank is not headquartered and does not maintain a branch if the host state explicitly permits de novo branching. Various states permit de novo branching, and some states require reciprocal branching statutes to allow de novo branching. Tennessee permits de novo branching on a reciprocal basis.

          Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state chartered bank is allowed to establish or acquire branches within the state.

          Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) repealed or modified a number of significant provisions of then-current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which imposed restrictions on banking organizations’ ability to engage in certain types of activities. The GLB Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify, a bank holding company must file a declaration with the Federal Reserve and certify that all of its subsidiary depository institutions are well-managed and well-capitalized. The GLB Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements:

(1)	the national bank must receive approval from the Comptroller for the financial subsidiary to engage in the activities;

(2)	the national bank and its depository institution affiliates must each be well-capitalized and well-managed;

(3)	the aggregate consolidated total assets of all of the national bank’s financial subsidiaries must not exceed 45% of the national bank’s consolidated total assets or, if less, $50 billion;

(4)

the national bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the national bank and the financial subsidiary; and

(5)

if the financial subsidiary will engage in principal transactions and the national bank is one of the one hundred largest banks, the national bank must have outstanding at least one issue of unsecured long-term debt that is currently rated in one of the three highest investment grade rating categories (or if in the second fifty largest banks, an alternative requirement is that the national bank has a current long-term issuer credit rating within the three highest investment grade rating categories). If this fifth requirement ceases to be met after a national bank controls or holds an interest in a financial subsidiary, the bank cannot invest additional capital in that subsidiary until the requirement again is met.

          No new financial activity may be commenced under the GLB Act unless the national bank and all of its depository institution affiliates have at least “satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the GLB Act contains a number of other provisions that may affect the Bank’s operations, including functional regulation of the Bank’s securities and investment management operations by the SEC and the Bank’s insurance operations by the States and limitations on the use and disclosure to third parties of customer information. The Corporation is a financial holding company and the Bank has a number of financial subsidiaries.

          FDIC Insurance Assessments; DIFA

          The Deposit Insurance Fund (“DIF”) was formed in March 2006 when the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund pursuant to the the Federal Deposit Insurance Reform Act of 2005 (“2005 Reform Act”). Prior to 2007, the FDIC insurance premium charged on bank deposits insured by the DIF varied depending on the institution’s risk classification, based on capital and supervisory risk factors. Beginning in 2007 new risk category and DIF premium structures became effective. The new rate ranges are based on four new Risk Categories that in turn are based on asset size as well as capital, supervisory, credit, and other risk factors. Somewhat different factors are used for institutions in different situations. Within the range for a given Risk Category, the rate applicable to any particular institution is determined by the FDIC according to formal guidelines. As part of the 2005 Reform Act, Congress provided credits to certain institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves; as a result, an institution could have had credits reduce or eliminate DIF premiums in 2007.

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

          Certain of the Corporation’s subsidiaries are registered investment advisers which are regulated under the Investment Advisers Act of 1940. Advisory contracts with clients automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained.

          In 2007, the SEC and Federal Reserve Board adopted regulations that expanded significantly the SEC’s ability to regulate securities businesses conducted by banks and their subsidiaries, but also created specific exceptions to that authority for certain services and products. Securities activities and products covered by the exceptions may continue to be conducted by the Bank. All other securities activities and products must be conducted through a broker-dealer registered with the SEC. Key portions of those new rules will apply to the Corporation’s subsidiaries beginning January 1, 2009. The Corporation presently intends to adjust its practices during 2008 as necessary in order to fall within applicable exceptions.

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

Sources and Availability of Funds.

          Specific reference is made to the Management’s Discussion and Analysis and Glossary sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 56 (including pages 30 through 33) of the Corporation’s 2007 Annual Report to Shareholders, which sections are incorporated herein by reference.

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

Statistical Information Required by Guide 3.

          The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections set forth at pages 3 through 56 of the Corporation’s 2007 Annual Report to Shareholders. Certain information not contained in the 2007 Annual Report to Shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)

Investment Portfolio
(Dollars in thousands)	2007	2006	2005

Government agency issued mortgage-backed securities & collateralized mortgage obligations	$2,532,869	$3,340,864	$2,525,865
U.S. Treasuries	42,015	50,363	41,113
Other U.S. government agencies*	228,010	245,140	133,918
States and municipalities	1,721	1,769	2,525
Other	228,176	285,348	237,802

Total	$3,032,791	$3,923,484	$2,941,223

*	Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. government.

Certain previously reported amounts have been reclassified to agree with current presentation.

Loan Portfolio
(Dollars in thousands)	2007	2006	2005	2004	2003

Commercial:
Commercial, financial and industrial	$7,140,087	$7,201,009	$6,578,117	$5,560,736	$4,502,917
Real estate commercial	1,294,922	1,136,590	1,213,052	960,178	968,064
Real estate construction	2,753,475	2,753,458	2,108,121	1,208,703	690,402
Retail:
Real estate residential	7,791,885	7,973,313	8,368,219	7,259,019	6,847,924
Real estate construction	2,008,289	2,085,133	1,925,060	1,035,562	527,260
Other retail	144,019	161,178	168,413	168,806	212,362
Credit card receivables	204,812	203,307	251,016	248,972	272,398
Real estate loans pledged against other collaterized borrowings	766,027	590,917	—	—	—

Total	$22,103,516	$22,104,905	$20,611,998	$16,441,976	$14,021,327

Short-Term Borrowings
(Dollars in thousands)	2007	2006	2005

Federal funds purchased and securities sold under agreements to repurchase	$4,829,597	$4,961,799	$3,735,742
Commercial paper	2,076	5,619	10,695
Trading liabilities	556,144	789,957	793,638
Other short-term borrowings	3,420,919	1,252,894	791,322

Total	$8,808,736	$7,010,269	$5,331,397

Maturities of Certificates of Deposit $100,000 and more on December 31, 2007

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

Certificates of deposit $100,000 and more	$1,562,707	$255,164	$593,877	$717,784	$3,129,532

Contractual Maturities of Commercial & Real Estate Construction Loans on December 31, 2007

(Dollars in thousands)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total

Commercial, financial and industrial	$3,798,225	$2,610,656	$731,206	$7,140,087
Real estate commercial	525,625	558,843	210,454	1,294,922
Commercial real estate construction	2,112,800	640,675	—	2,753,475
Retail real estate construction	1,981,396	26,893	—	2,008,289

Total	$8,418,046	$3,837,067	$941,660	$13,196,773

For maturities over one year:
Interest rates - floating		$2,591,754	$535,098	$3,126,852
Interest rates - fixed		1,245,313	406,562	1,651,875

Total		$3,837,067	$941,660	$4,778,727

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

          Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond any company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness of our hedging practices; technology; demand for our product offerings; new products and services in the industries in which we operate; and critical accounting estimates. Other factors are those inherent in originating, selling, and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), and other regulators; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.

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

Competition Risks

          Like all financial services companies, we compete for customers. Our primary areas of competition include: retail and commercial deposits and bank loans, wealth management, home mortgage loans and lines of credit, mortgage servicing, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, and other financial services companies that serve the markets which we serve. We expect that competition will continue to grow more intense with respect to most of our products and services. For additional information regarding competition for customers, refer to the “Competition” heading of Part I, Item 1 beginning on page 12 of this report.

          While we face competition for customers, we also compete for financial capital (see “Financing, Funding, and Liquidity Risks” beginning on page 19 of this report) and to acquire and retain the human capital we need to thrive. Labor markets change over time; the segments of that market most useful to us may contract with demographic shifts relating to age, birth rates, education levels, geography, local or regional economic conditions, and other factors. Some of the keys to our ability to manage our competitive challenges are:

•	Our leading position in many of our markets and business lines

•	Our historical growth and retention of consumer and business customers

•	Historically strong employee value and loyalty ratings and national workplace recognition resulting in attraction and retention of high performing employees

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

Growth and Disposition Risks

          Every organization faces risks associated with growth. Our growth in recent years has resulted primarily from a combination of: our expansion strategy in banking; acquisition of customers from competitors that have merged with each other; and targeted non-bank business acquisitions. In 2007 we modified our growth strategy in response to substantial and rapid changes in business conditions and to take advantage of certain opportunities.

          Although our growth strategy is expected to evolve as business conditions continue to change, at present our strategy has two primary components: to invest capital and other resources in our current Tennessee-based retail/commercial banking market footprints; and to continue to expand our capital markets business into a broader range of products, services, and customers. In any case in 2008 growth is expected to be coordinated with a focus on stronger and more stable returns on capital. Our growth has been and at present continues to be primarily organic rather than through substantial acquisitions. We believe that the successful execution of our growth strategy depends upon a number of key elements, including:

•	our ability to attract and retain banking customers in our Tennessee market areas;

•

in our capital markets business, our ability to successfully identify and exploit opportunities for new products and services, and for new customers, in the US and overseas, while at the same time maintaining or strengthening our existing customer relationships in that business;

•

our ability to develop and retain profitable customer relationships while expanding our existing information processing, technology, and other operational infrastructures effectively and efficiently; and

•	our ability to manage the liquidity and capital requirements associated with organic growth.

We have in place a number of strategies designed to achieve each of those elements. Our challenge is to execute those strategies and adjust them as conditions change.

          To the extent we engage in bank or non-bank business acquisitions, we face various risks associated with that practice, including:

•	our ability to identify, analyze, and correctly assess the contingent risks in the acquisition and to price the transaction appropriately;

•	our ability to integrate the acquired company into our operations quickly and cost-effectively;

•	our ability to integrate the name recognition and goodwill of the acquired company with our own; and,

•	our ability to retain customers and key employees of the acquired company.

          At times a company must consider disposing of or otherwise exiting businesses or units that no longer fit into management’s plans for the future. Key risks associated with dispositions, including closures, include:

•	our ability to price a sale transaction appropriately and otherwise negotiate appropriate terms;

•	our ability to identify and implement key customer and other transition actions to avoid or minimize negative effects on retained businesses;

•	our ability to assess and manage any loss of synergies that the disposed or exited business had with our retained businesses; and

•	our ability to manage capital, liquidity, and other challenges that may arise in the event of a closure or other disposition that results in significant cash expenditures or a financial loss to us.

Credit Risks

          Like all other lenders, we face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss. In our business some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying our loan portfolio and managing its granularity, and by recording and managing an allowance for expected loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We also record loan charge-offs in accordance with accounting and regulatory guidelines and rules. These guidelines and rules could change and cause charge-offs to increase for reasons related or unrelated to the underlying performance of our portfolio; such changes by the OCC and other banking agencies have been common in recent years. This risk is shared with all financial institutions. Moreover, the SEC could take accounting positions applicable to our holding company that may be inconsistent with those taken by the OCC or other regulators for the Bank. The models and approaches we use to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on our experience originating loans and servicing loan portfolios. Additional information concerning credit risks and our management of them is set forth under the captions “Credit Risk Management” beginning on page 34, “Foreclosure Reserves” beginning on page 47, and “Allowance for Loan Losses” beginning on page 48, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Insurance

          We use insurance to manage a number of risks, including damage or destruction of property, legal and other liability, and certain types of credit risks. Not all such risks are insured, in any given insured situation our insurance may be inadequate to cover all loss, and many risks we face are uninsurable. For those risks that are insured, we also face the risk that the insurer may default on its obligations or refuse to honor them. We treat the former risk as a type of credit risk, which we manage by reviewing the insurers that we use and by striving to use more than one insurer when feasible and practical. The latter risk is inherent in any contractual situation.

          A portion of our retail loan portfolio involves mortgage default insurance. If a default insurer were to experience a significant credit downgrade or were to become insolvent, that could adversely affect the carrying value of loans insured by that company, which could result in an immediate increase in our loan loss provision or write-down of the carrying value of those loans on our balance sheet and, in either case, a corresponding impact on our financial results. If many default insurers were to experience downgrades or insolvency at the same time, the risk of a financial impact would be amplified and the disruption to the default insurance industry could curtail our ability to originate new loans that need such insurance, which would result in a loss of business for us.

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

Hedge Risks

          In the normal course of our businesses, including (among others) banking, mortgage, and capital markets, we attempt to create partial or full economic hedges of various, though not all, financial risks. We do that primarily by using derivative instruments or by engaging in business activities that we believe are countercyclical to the risks at issue. Our hedging activities are discussed in more detail in various places under the following captions of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report: “Risk Management,” beginning on page 27; and, “Critical Accounting Policies,” beginning on page 42. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Although we actively manage those risks, unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

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

          Damage to our reputation could hinder our ability to access the capital markets or otherwise impact our liquidity, could hamper our ability to attract new customers and retain existing ones, could create or aggravate regulatory difficulties, and could undermine our ability to attract and retain talented employees, among other things. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk.

          As with all other risks, we actively devote significant resources to safeguard our reputation. Senior management oversees processes for reputation risk monitoring, assessment, and management.

Operational Risks

          Our ability to conduct and grow our businesses is dependent in part upon our ability to create and maintain an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage an increasingly complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate processes; faulty or disabled computer systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events.

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

          Failure to build and maintain the necessary operational infrastructure, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, or noncompliance with applicable laws or regulatory standards. Operational risk is specifically managed through internal monitoring, measurement, and assessment by line management and oversight of processes by top management. Operational risk also is mitigated by following regulatory guidance. Additional information concerning operational risks and our management of them appears under the caption “Operational Risk Management” beginning on page 34 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Financing, Funding, and Liquidity Risks

          Management of liquidity and related risks is a key function for our business. Additional information concerning liquidity risk management is set forth under the caption “Liquidity Management” beginning on page 30 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

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

          To a certain degree we depend on our ability to sell or securitize first and second mortgage loans and, in the past, home equity line of credit loans (which we refer to as HELOC). Those actions involve the sale of whole loans or of beneficial interests in loans. Although the market for loans traditionally has been substantial, if it experiences disruptions we may be unable to sell or securitize our mortgage or HELOC loans at favorable or profitable pricing levels, or at all. If we are unable to continue to sell or securitize our loans, we seek alternative funding sources to fund loan originations and meet our other liquidity needs. If we are unable to find cost-effective and stable alternatives, that failure can negatively impact our liquidity and can potentially increase our cost of funds and lower our loan growth. Moreover, such disruptions: (i) can force us to significantly and disadvantageously change our loan products and product mix; (ii) can temporarily or indefinitely reduce our loan origination flow and the resulting revenues; and, (iii) as to loans originated prior to such disruptions, can result in our selling such loans at an immediate loss or our keeping them on our balance sheet or both. Keeping pre-disruption loans on our balance sheet can adversely impact our liquidity and capital ratios, and can expose us to losses both immediately and later due to the effects of accounting rules that require us to adjust certain loan values to the lower of cost or market (sometimes referred to as a LOCOM adjustment). Disruptions of this sort in fact occurred in 2007, as did many of the impacts outlined above; see “Recent Downturns and Disruptions” beginning on page 24 of this report for further information.

          Events affecting interest rates, markets, and other factors which adversely impact our ability or desire to access the capital markets for funding likewise may adversely affect the demand for our services in our capital markets business. As a result, disruptions in those areas may adversely impact our earnings in that business unit as well as in our retail/commercial banking and mortgage banking units. For instance, the disruptions in 2007 that were primarily related to mortgages and mortgage-backed assets significantly reduced the current demand for certain of our capital markets products and services, and increased the costs and uncertainties associated with our mortgage servicing business.

          When we sell or securitize mortgage and HELOC loans, we sometimes do with varying degrees of recourse, which means, in effect, that we retain some of the risk for the loan if it defaults. In many instances we sell or securitize loans with no recourse. A loan sold with recourse generally means we retain substantial or full responsibility if it defaults. For a loan sold with no recourse, we could still bear responsibility to the buyer in many cases if the loan defaults early or is paid off early (typically within the first 90 days), or if the loan does not conform to representations we made to the buyer at the time of sale. In those cases usually we would satisfy our obligations to the buyer by repurchase or substitution of an eligible loan. Typically we have similar obligations for breach of representations or warranties, or early default, if the loan is included on a non-recourse basis in a securitization transaction. We manage the early default risk through our credit review processes, and we manage the risk of non-conformity through origination and documentation controls and procedures, and through post-closing quality control processes. Additional information concerning these risks is set forth under the caption “Foreclosure Reserves” beginning on page 47 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Rating agencies assign credit ratings to issuers and their debt. In that role, agencies directly affect the availability and cost of our funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. At the present time, all three rating agencies rate the unsecured senior debt of the Corporation and the Bank as investment grade. Because we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of funding if our debt ratings were lowered, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

          Regulatory laws or rules that establish minimum capital levels, regulate deposit insurance, and govern related funding matters for banks could be changed in a manner that could increase our overall cost of capital and thus reduce our earnings.

Interest Rate and Yield Curve Risks

          A significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. Additional information concerning those risks and our management of them appears under the caption “Interest Rate Risk Management” beginning on page 28 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage lending and servicing businesses also are affected by changes in interest rates. Generally, when rates increase, demand for mortgage loans and HELOC tend to decrease (and our revenues from new originations tend to fall), and when rates decrease, demand tends to increases (and our origination revenues tend to increase). In a contrary fashion, when interest rates increase, the value of mortgage servicing rights (MSR) that we retain generally increases, and when rates decline the value of MSR tends to declines. However, those general tendencies do not result in concrete outcomes in all circumstances; for example, a decrease in interest rates does not always result in an increased volume of loan originations even if MSR values are affected negatively because other factors may blunt loan demand or curtail credit availability. Additional information concerning those risks and our management of them appears under the caption “Mortgage Servicing Rights and Other Related Retained Interests” beginning on page 43 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage lending business is affected by changes in interest rates in another manner. During the period of loan origination (when loans are in the “pipeline”) and prior to the loan’s sale in the secondary market (when loans are in the “warehouse”), we are exposed to the risk of interest rate changes for those pipeline loans which we have agreed to lock in the customer’s mortgage rate and for all warehouse loans that bear a fixed rate. We manage that rate-change risk through hedging activities and other methods; however, it is not possible to eliminate all such risks, and a rate change is just one of the risks that could impact the demand for, and thus the value of, our pipeline and warehouse loans. Additional information concerning those risks and our management of them appears under the caption “Pipeline and Warehouse” beginning on page 46 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Like all financial services companies, we face the risks associated with movements in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are equal, or nearly equal, to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is positively sloped. However, recently the yield curve has been relatively flat or inverted for protracted periods. A flat or inverted yield curve tends to decrease net interest margin, as yields on the warehouse narrow relative to their short-term funding sources, and it tends to reduce demand for long-term debt securities, adversely impacting the revenues of our capital markets business. A prolonged inversion of the yield curve historically is so uncommon that it is difficult to predict all the effects that such a market condition is reasonably likely to create. One such effect upon us was an overall increase in the cost of hedging mortgage servicing rights (MSR) in our mortgage business. This cost is tied to factors including volatility in the market place, the shape of the yield curve, product duration, risk tolerance and other effects which may favorably or unfavorably impact hedging cost.

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

Securities Inventories and Market Risks

          Our capital markets business buys and sells various types of securities for its institutional customers. In the course of that business we hold inventory positions and are exposed to certain risks of market fluctuations. In addition, we are exposed to credit risk and interest rate risk associated with debt securities. We manage the risks of holding inventories of securities through certain policies and procedures, including hedging activities related to certain interest rate risks. Additional information concerning those risks and our management of them appears under the caption “Market Risk Management” beginning on page 34 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report, and in the “Credit Risks” discussion beginning on page 17 of this report.

          In addition, we earn fees and other income related to our brokerage business and our management of assets for customers. Declines, disruptions, or precipitous changes in markets or market prices can adversely affect those revenue sources.

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

          The Bank is required to maintain certain regulatory capital levels and ratios, as discussed under the caption “Capital Adequacy” beginning on page 6 of this report. If the Bank experiences financial losses, its ability to meet those requirements may be strained. Pressure to maintain capital and capital ratios during times of financial loss, especially protracted loss, may lead to actions that are adverse to our shareholders. Those actions could include, among other things, reductions in our common dividend, the sale of the Bank’s or our stock at a time when market prices are disadvantageous, and a contraction of our balance sheet (involving sales or other dispositions of assets or businesses) at a time when market values are depressed.

          Some state authorities have from time to time challenged the position of the OCC that it is the exclusive regulator of various aspects of national banks or their operating subsidiaries. If one or more of those challenges were successful, or if Congress or the OCC were to change the applicable banking laws or regulations, we could be impacted significantly, due, among other things, to possible increased regulatory burdens, governmental and private party actions alleging non-compliance with state law, and the expense of tracking and complying with the different laws and regulations of nearly all 50 states.

          We also face litigation risks from customers, employees, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. Litigation is an unavoidable part of doing business, and we seek to manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with certainty.

Holding Company Dividends

          Historically the Corporation has depended upon common dividends from the Bank for cash to fund common dividends paid to the Corporation’s shareholders. Because the Bank experienced a loss for 2007, however, regulatory constraints will prevent the Bank from declaring and paying dividends to the Corporation in 2008 unless and until the Bank’s earnings are greater than $74.0 million plus preferred dividends. The Bank has regulatory permission to declare preferred dividends payable in April 2008, which are estimated to total approximately $4 million. Additional information concerning those regulatory restrictions on the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis section beginning on page 30 of the Corporation’s 2007 Annual Report to Shareholders, which section is incorporated herein by reference. At December 31, 2007 the Corporation, on a non-consolidated basis, had approximately $215.9 million cash on hand. The Corporation paid a dividend of 45 cents per share, or approximately $56.5 million, in early January, 2008 and has declared a dividend of 20 cents per share, or approximately $25.1 million, payable in April, 2008, representing a rate reduction of over 50%. Due to the foregoing circumstances and certain other commitments of the Corporation, the Corporation’s common dividend could be at risk of further reduction unless the Bank’s earnings ease the regulatory constraints.

Accounting Estimate Risks

          The preparation of our consolidated financial statements in conformity with US generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for credit losses and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our mortgage servicing rights, goodwill, or other assets, or we may make some other adjustment that will differ materially from the estimates that we make today. For additional information concerning the sensitivity of these estimates, refer to “Critical Accounting Policies” beginning on page 42 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2007 Annual Report to Shareholders.

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

Geographic Risks

          Our mortgage and capital markets businesses are national in scope, and capital markets is developing in selected international markets. Our traditional banking business remains grounded in, and depends upon, the major Tennessee markets. As a result, to a greater degree than many of our competitors that operate nationally or in much broader regions, our banking business currently is exposed to adverse economic, regulatory, natural disaster, and other risks that might primarily impact Tennessee and the mid-South region of the US.

Non-US Operations Risks

          In 2007 we expanded our capital markets business by opening an office in Hong Kong, our first office outside of the United States. Opening and operating non-US offices creates a number of risks. Specific risks associated with any non-US presence include: the risk that taxes, licenses, fees, prohibitions, and other barriers and constraints may be created or increased by the US or other countries that would impact our ability to operate overseas profitably or at all; the risk that our assets and operations in a particular country could be nationalized in whole or part without adequate compensation; the risk that currency exchange rates could move unfavorably so as to diminish or destroy the US dollar value of assets, or to enlarge the US dollar value of liabilities, denominated in those currencies; and the risk that political or cultural preferences in a particular host country might become antagonistic to US companies. Our ability to manage those and other risks will depend upon a number of factors, including: our ability to recognize and anticipate differences in cultural and other expectations applicable to customers, employees, regulators, and vendors and other business partners; our ability to recognize and act upon opportunities and constraints peculiar to the countries and cultures in which our offices operate; our ability to recognize and manage any exchange rate risks to which we are exposed; and our ability to anticipate the stability of or changes in the political, legal, and monetary systems of the countries in which our offices operate.

Recent Downturns and Disruptions

          In 2007 several downturns and disruptions occurred in markets which are important to our businesses, and similar or additional adverse events may occur in the future. Although those events did not create new types of risks, we believe it is useful to highlight some of the key impacts of those events on our business to illustrate how events beyond our control can adversely affect us.

          Some of the significant recent downturns and disruptions relevant to mortgage and related businesses include:

•	residential housing values in the US have stagnated or fallen, and in some highly-populated markets values have fallen significantly;

•	the volume of residential housing transactions also has stagnated or fallen, and in some markets volume has fallen significantly;

•	investor demand for mortgage-backed securities fluctuated suddenly and sharply, and for some categories of mortgages disappeared almost entirely;

•

except for “conforming loans,” which are loan products conforming to standards of certain government sponsored entities, rates for some types of home mortgage products have risen sharply and some mortgage products, with new and more restrictive credit criteria, have become difficult for borrowers to obtain even at high interest rates, making it difficult or impossible for some borrowers to refinance an existing mortgage;

•	many mortgage borrowers in recent years have obtained adjustable-rate products, and it is possible that many will adjust to higher rates, and therefore higher payments, in the near future;

•	fear has been expressed by some public officials and others that mortgage-related defaults, foreclosures, and personal bankruptcies have risen and will rise significantly in the future;

•

the US Congress and other governmental bodies have considered, and in the future may enact or adopt, new laws and regulations intended to modify the terms of outstanding mortgage loans in a manner benefiting borrowers at the expense of lenders, restrict the ability of lenders to make new loans, and increase the regulatory burdens and legal risks on mortgage lenders and servicers; and

•

the Federal Reserve has acted recently to lower certain short-term interest rates, possibly to help ameliorate the impacts of the disruptions in housing and the mortgage industry, which has triggered reductions in the prime lending rates charged by most US banks.

          Some of the significant actual and potential impacts of those events on one or more of our businesses include:

•

abrupt loss in value of loans held in our pipeline and warehouse at times when investor demand decreased sharply – the loans were priced appropriately when we made our loan commitments but those prices were below market levels by the time the loans could be sold to investors;

•	pressures on our liquidity in the mortgage business as investor demand shrank and the securitization markets diminished or, for some products, disappeared;

•	significant reduction in our ability to create gains on sale of mortgage loans we originate;

•	significant reduction in mortgage origination volume and fees;

•	significant reduction in the volume of and the fees from certain capital markets structured finance activities;

•	significant increase in delinquencies in some loan products and markets which are related to mortgages and housing;

•	significant increase in loan loss provision for loans secured by, or directly related to, mortgages and the housing industry,

•	significant volatility in our mortgage servicing rights (MSR) assets and mortgage servicing business, with correspondingly volatile impacts on our earnings from quarter to quarter;

•	significant increase in costs of servicing mortgages due to increased credit remediation and loss mitigation activity, as well as increased collection and foreclosure activity;

•	the possibility that falling US prime rates in 2008 could compress our net interest margin; and

•

the possibility that, in 2008, adjustable rate HELOC loans that are tied to falling US prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

          The following is a list of executive officers of the Corporation as of February 27, 2008. The executive officers are elected at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified. Each of the executive officers has been employed by the Corporation or its subsidiaries during each of the last five fiscal years except for Messrs. Daniel, Jordan, Olivier, Rose, and Tuggle.

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions

Gerald L. Baker Age: 64	President and Chief Executive Officer of the Corporation and the Bank (2007)

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

Charles G. Burkett Age: 57	President – Tennessee and National Banking of the Corporation and the Bank (2004)

Prior to November, 2005, Mr. Burkett was President – First Tennessee Financial Services and Executive Vice President of the Corporation and the Bank. Prior to April 2004 Mr. Burkett was President – Retail Financial Services/Memphis Financial Services.

John M. Daniel Age: 53	Executive Vice President – Employee Services of the Corporation and the Bank (2006)

From January 2001 to September 2006, Mr. Daniel was Executive Vice President in charge of Human Resources for Regions Financial Corporation.

Herbert H. Hilliard Age: 60	Executive Vice President, Risk Management (2001) and Government Relations, and CRA (1988) of the Corporation and the Bank

D. Bryan Jordan Age: 46	Executive Vice President and Chief Financial Officer of the Corporation and the Bank (2007)

From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until April 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and, from November 2006, a Senior Executive Vice President of Regions.

James F. Keen Age: 57	Executive Vice President (2003), Corporate Controller of the Corporation (1988) and the Bank (2001) and principal accounting officer

Mr. Keen was appointed Chief Financial Officer of the Corporation and Bank on an interim basis, from December 1, 2002 until November 17, 2003.

Peter F. Makowiecki Age: 48	President – Mortgage Banking of the Corporation and the Bank (2006)

Mr. Makowiecki also served as Chief Executive Officer of First Horizon Home Loan Corporation from January 2006 to May 2007, and he served as Chief Financial Officer of First Horizon Home Loan Corporation prior to January 2006.

Marion McDougall Age: 45	Executive Vice President – Enterprise Operations and Technology of the Corporation and the Bank (2008)

From April 1999 until January 2008, Ms. McDougall served as an Executive Vice President of the Bank and as Senior Executive Vice President – Operations of the Bank’s First Horizon Home Loans division.

Mark A. Medford Age: 47	President – FTN Financial of the Corporation and the Bank (2006)
From January 2002 to July 2006 Mr. Medford served as Executive Vice President of the Bank and the chief operating officer of the Bank’s FTN Financial division.

Sarah L. Meyerrose Age: 52	President – Emerging National Businesses of the Corporation and the Bank (2006)

From November 2005 to July 2006, Ms. Meyerrose was Executive Vice President – Operations and Technology of the Corporation and the Bank. From August 2002 to October 2005, Ms. Meyerrose was Executive Vice President, Corporate and Employee Services of the Corporation and the Bank. In addition to these functions, Ms. Meyerrose was in charge of Employee Services from April 1998 to July 2006.

James Gregory Olivier Age: 45	Executive Vice President and Chief Credit Officer of the Corporation and the Bank (2007)

From December 2003 to June 2007, Mr. Olivier held the position of Executive Vice President – Credit Risk Manager for the Corporation and Bank. Prior to that time he served as Senior Vice President and Wholesale Credit Products Manager for Wachovia Corp.

Michael D. Rose Age: 65	Chairman of the Board of the Corporation and the Bank (2007)

Mr. Rose is the retired Chairman of Gaylord Entertainment Company, Nashville, Tennessee, a diversified hospitality and entertainment company. He served as Chairman of Gaylord Entertainment Company from April 2001 to May 2005. Mr. Rose has been director of the Corporation and Bank since 1984, and was a non- employee director until January 2007 when he was appointed Chairman of the Board.

Charles T. Tuggle, Jr. Age: 59	Executive Vice President and General Counsel of the Corporation and the Bank (2008)

From October 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to October 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.

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

PART II

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2007 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2007 Annual Report to shareholders.

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market for the Corporation’s Common Stock:

          The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2007, there were 7,410 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)

the Summary of Quarterly Financial Information Table (Table 26)(page 51), the Selected Financial and Operating Data Table (page 2), and the “Liquidity Management” subsection (beginning on page 30) of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section contained in the Corporation’s 2007 Annual Report to Shareholders,

(ii)	Note 18 to the Consolidated Financial Statements beginning on page 93 of the 2007 Annual Report to Shareholders, and

(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 5 and 6, respectively, of Item 1 of Part I of this report on Form 10-K.

The Corporation has provided the information required by Item 201(e) of Regulation S-K on page 125 of its 2007 Annual Report to Shareholders under the caption “Total Shareholder Return Performance Graph.” That information is not “filed” with this report and is not incorporated by reference herein.

(b)	Sale of Unregistered Securities:

          On March 1, 2005, FHN purchased all of the outstanding stock of Greenwich Home Mortgage Corporation. A portion of the total purchase price was paid in 2005 to ten shareholders of Greenwich in the form of a total of 90,867 shares of FHN’s common stock, par value $0.625 per share, inclusive of shares issued into escrow accounts established under the acquisition agreement. The agreement calls for possible additional shares to be issued over certain periods based on certain actions or results (collectively, “adjustment shares”). During 2007, a total of 1,358 escrow shares were distributed to Greenwich shareholders pursuant to the agreement, representing the final distribution from the escrow accounts. Adjustment shares were not issued during the year, but may be issued in the future under the agreement. There was no underwriter associated with the privately negotiated transaction. The issuance of FHN shares in connection with the transaction was exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended. Except for such shares, during 2007 the Corporation sold no equity securities without registration under the Securities Act of 1933, as amended.

(c)	Issuer Repurchases:

          Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to Board authority, the Corporation may repurchase shares from time to time for general purposes and for its stock option and other compensation plans, and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Additional information concerning repurchase activity during the final three months of 2007 is presented in Table 14, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section appearing on page 27 of the Corporation’s 2007 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6
SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation’s 2007 Annual Report to shareholders.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-56 and 121-123 of the Corporation’s 2007 Annual Report to Shareholders.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item is incorporated herein by reference to the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements, and to the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, both of which appear, respectively, on page 114 and on pages 28-30 of the Corporation’s 2007 Annual Report to Shareholders.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table appearing, respectively, on pages 60-120 and on page 51 of the Corporation’s 2007 Annual Report to Shareholders.

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

          Management’s Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 57-58 of the Corporation’s 2007 Annual Report to Shareholders and are incorporated herein by this reference.

          Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9A(T)
CONTROLS AND PROCEDURES

          Not applicable.

ITEM 9B
OTHER INFORMATION

          There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of 2007 that has not been reported.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation, the Audit Committee of the Corporation’s Board of Directors, members of the Audit Committee, and audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1—Election of Directors” section of the Corporation’s 2008 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2008 Proxy Statement.

          In 2007 there were no material amendments to the procedures, described in the Corporation’s 2008 Proxy Statement, by which security holders may recommend nominees to the Corporation’s Board of Directors.

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

ITEM 11
EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s 2008 Proxy Statement.

          The Corporation has provided the information required by Item 407(e)(5) of Regulation S-K in its 2008 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

          Equity Compensation Plan Information

          The following table provides information as of December 31, 2007 with respect to shares of Corporation common stock that may be issued under its existing equity compensation plans, including the following plans:

•	1990 Stock Option Plan (“1990 Plan”)

•	1995 & 1997 Employee Stock Option Plans (“1995 Plan” and “1997 Plan,” respectively)

•	2000 Employee Stock Option Plan (“Executive Plan”)

•	2003 Equity Compensation Plan (“2003 Plan”)

•	2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“Directors’ Plan”)

•	1995 Non-employee Directors’ Deferred Compensation Stock Option Plan (“1995 Directors’ Plan”)

•	1991, 1997, & 2002 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”)

Of the 17,357,278 options outstanding at December 31, 2007, approximately 28% were issued in connection with employee and director cash deferral elections. The Corporation received approximately $44,600,000 in employee cash deferrals and $4,200,000 in non-employee directors and advisory board retainer and meeting fee deferrals. The opportunity to defer portions of their compensation in exchange for options has not been offered to employees, directors or advisory board members with respect to compensation earned at any time since January 1, 2005. The table includes information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnotes (2) and (5) to the table set forth the total number of shares of Corporation common stock issuable upon the exercise of options under the expired plans as of December 31, 2007. No additional options may be granted under those expired plans.

Equity Compensation Plan Information

	A		B	C

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)

Equity Compensation Plans Approved by Shareowners (1)	6,279,306	(2)	$36.73	3,577,713 (3)

Equity Compensation Plans Not Approved by Shareowners (4)	11,077,972	(5)	$33.49	—

Total	17,357,278		$34.66	3,577,713

Column C shows the number of shares available for future award grants under the plans indicated at December 31, 2007, assuming eventual full exercise or issuance of all shares covered by awards outstanding on that date. Shares covered by outstanding options are shown in column A. A total of 1,794,967 shares are covered by outstanding awards other than options, including 1,579,860 under plans approved by shareowners and 215,107 under plans not approved by shareowners.

(1)	Consists of the Executive Plan, Directors’ Plan, 1995 Directors’ Plan, 1995 Plan, 1990 Plan, and the 2003 Plan.

(2)

Includes 576,671 outstanding options issued in connection with employee and non-employee director cash deferrals of approximately $9,000,000. Also includes information for equity compensation plans that have expired. The Directors’ Plan, the 1995 Directors’ Plan, the 1995 Plan and the 1990 Plan were approved by shareholders in 2000, 1995, 1995 and 1990, respectively. The plans expired January 2007, June 1999, April 2005 and April 2000, respectively. As of December 31, 2007, a total of 2,613,408 shares of Corporation common stock were issuable upon the exercise of outstanding options under these expired plans. No additional options may be granted under these expired plans.

(3)	As of December 31, 2007, an aggregate of 3,135,908 shares were available for awards other than options under the 2003 Plan.

(4)	Consists of the 1997 Plan and the Advisory Board Plans.

(5)

Includes 4,221,060 outstanding options issued in connection with employee and advisory board cash deferrals of approximately $39,800,000. Also includes information for equity compensation plans that have expired or terminated. The 1997 Bank Director and Advisory Board Member Deferral Plan and the 1991 Bank Director and Advisory Board Member Deferral Plan expired in January 2002 and January 1997, respectively, and the 2002 Bank Director and Advisory Board Member Deferral Plan was terminated in April 2005. As of December 31, 2007, a total of 63,820 shares of Corporation common stock were issuable upon the exercise of outstanding options under these expired or terminated plans. No additional options may be granted under these expired or terminated plans.

Description of Equity Compensation Plans Not Approved by Shareholders

The 1997 Plan

          The 1997 Plan was adopted by the Board of Directors on April 16, 1996 and expired in April 2007. The 1997 Plan provided for granting of nonqualified stock options.

          Options granted under the 1997 Plan have been granted to substantially all employees of the Corporation under our FirstShare and management option programs. The FirstShare program was a broad-based employee plan, where all employees of the Corporation (except management level employees) received a stock option award annually. Management level employees receive annual stock option awards under the management option program. The FirstShare options vest 100 percent after three years and have a term of 10 years. The management options vest 50 percent after 3 years and 50 percent after 4 years, unless a specified stock price is achieved within the 3 year period. The management options have a term of 7 years. In addition to the above, prior to 2005 certain employees could elect to defer a portion of their annual compensation into stock options under the 1997 Plan. These options vest after 6 months and have a term of 20 years. The options vest on an accelerated basis in the event of a change in control of First Horizon. All options granted under the 1997 Plan have an exercise price equal to the fair market value on the date of grant. Notwithstanding the above, under our deferred compensation stock option program, the option price per share may be less than 100 percent of the fair market value of the share at the time the option is granted if the employee has entered into an agreement with the Corporation to receive a stock option grant in lieu of compensation and the amount of compensation foregone when added to the cash exercise price of the options equals at least the fair market value of the shares on the date of grant. The deferred compensation stock option program has not been effective since January 2005.

          As of December 31, 2007, options covering 11,014,152 shares of Corporation common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 17,061,815 shares had been exercised during the life of the plan. Of the options outstanding under the 1997 Plan, approximately 38% were issued in connection with employee cash deferral elections. The Corporation received approximately $38,500,000 in cash deferrals to offset a portion of the exercise price.

          The 1997 Plan was filed as Exhibit 10(c) in the Corporation’s Form 10-Q for the quarter ended September 30, 2002, filed with the SEC.

                The Advisory Board Plans

          The Advisory Board Plans were adopted by the Board of Directors in October 2001, January 1997 and January 1991. The 2002 Advisory Board Plan was terminated in 2005, and the 1997 and 1991 plans expired in 2002 and 1997, respectively.

          Options granted under the Advisory Board Plans were granted only to regional and advisory board members who are not employees. The options were granted in lieu of the participants receiving retainers or attendance fees for bank board and advisory board meetings. The number of shares subject to grant equaled the amount of fees/retainers earned divided by one half of the fair market value of one share of common stock on the date of the option grant. The exercise price plus the amount of fees foregone equaled the fair market value of the stock on the date of the grant. The options were vested at the grant date. Those granted on or prior to January 2, 2004 have a term of 20 years, while those granted on or after July 1, 2004 have a term of 10 years.

          As of December 31, 2007, options covering 63,820 shares of Corporation common stock were outstanding under the Advisory Board Plans, zero shares remained available for future option grants, and options covering 168,470 shares had been exercised during the life of the plan.

          The 1997 and 1991 Advisory Board Plans were filed as Exhibits 10(t) and 10(u), respectively, to the Corporation’s 2002 Form 10-K. The 2002 Advisory Board Plan was filed as Exhibit 10(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Beneficial Ownership of Corporation Stock

          The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of the Corporation’s 2008 Proxy Statement.

Change in Control Arrangements

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          A portion of the information called for by this Item is incorporated herein by reference to the “Transactions with Related Persons” section of the 2008 Proxy Statement. The Corporation’s independent directors and nominees are identified in the first paragraph of the “Independence and Categorical Standards” section of the 2008 Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The Audit Committee of the Board of Directors has adopted an Audit and Non-Audit Services Pre-Approval Policy, a copy of which is set forth as part of Appendix E to the Corporation’s 2008 Proxy Statement and is incorporated herein by reference.

          Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the “Vote Item No. 4” section of the 2008 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2007 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2007 Annual Report to shareholders.

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements:

Page 60*	1.	Consolidated Statements of Condition as of December 31, 2007 and 2006.

Page 61*	2.	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Page 62*	3.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005.

Page 63*	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Pages 64-120*	5.	Notes to the Consolidated Financial Statements

Pages 58-59*	6.	Reports of Independent Registered Public Accounting Firm

*

The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation’s 2007 Annual Report to Shareholders.

Financial Statement Schedules: Not applicable.

Exhibits:

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

The phrase “2007 named executive officers” refers to those executive officers whose 2007 compensation is described in detail in the Corporation’s 2008 Proxy Statement.

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

4.2

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2007 Annual Report to Shareholders. At December 31, 2007, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

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

* Deferral Plans and Related Exhibits

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

*10.1(a3)

Form of Amendment to Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a3) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.1(b)

Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*10.1(c)

Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated, incorporated herein by reference to Exhibit 10.1(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

*10.1(i)

Form of First Horizon Deferred Compensation Plan as Amended and Restated, incorporated herein by reference to Exhibit 10.1(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.1(j)

Form of FTN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008, incorporated herein by reference to Exhibit 10.1(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

* Stock-Based Incentive Plans

*10.2(a)

1990 Stock Option Plan, as amended, and 1-21-97, 10-22-97, and 10-18-00 amendments, incorporated herein by reference to Exhibit 10(f) to the Corporation’s 1992, 1996, 1997 and 2000 Annual Reports on Form 10-K.

*10.2(b1)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(b2)	Amendment to 1992 Restricted Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2(b2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.2(c)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(d)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e1)	2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(e2)	Amendment to 2000 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10.2(e2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.2(f1)

2003 Equity Compensation Plan, as amended and restated January 16, 2007, incorporated herein by reference to Exhibit 10.2(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

*10.2(f2)	Amendment to 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.2(f2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

* TARSAP/PARSAP Restricted Stock Agreements and Related Documents

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

          *Performance-Based Incentive Award Documents

*10.4(a)

Form of Notice of 2005 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(c) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett and Medford are the 2007 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.4(b)

Form of Notice of 2006 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Messrs. Burkett and Medford are the 2007 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.4(c)

Form of Notice of 2006 LTIP award, used for mid-year awards, under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(e) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

*10.4(d)	Form of Performance Stock Units Grant Notice [2007], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

*10.5(h)	Form of Restricted Stock Grant Notice (used during 2005), incorporated herein by reference to Exhibit 10.5(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(i)	Form of 2006 Promotional Performance Share Unit grant notice to Mr. Baker, incorporated herein by reference to Exhibit 10.5(i)of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

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

*10.5(n)	Sections of Director Policy pertaining to compensation and retirement, incorporated herein by reference to Exhibit 10.5(n) to the Corporation’s Current Report on Form 8-K dated December 19, 2006.

*10.5(o)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(p)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.5(q)+	Form of Performance Restricted Stock Unit Grant Notice used to cover possible bonus amounts in excess of Management Incentive Plan limits

          *Management Cash Incentive Plan Documents

*10.6(a1)

2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 17, 2007, filed March 12, 2007.

*10.6(a2)	Amendment to 2002 Management Incentive Plan, incorporated herein by reference to Exhibit 10.6(a2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(b1)

Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission. In accordance with the Corporation’s bylaws, the Corporation’s Board Compensation Committee’s charter, and action of that Committee on July 18, 2006, the annual incentive bonus to the head of the Capital Markets unit is subject to final review and approval by the Chief Executive Officer and the Compensation Committee.

*10.6(b2)

Amendment to Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

*10.7(a2)

Form of Amendment to 2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.7(a3) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(b1)

February 2007 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.7(a2) to the Corporation’s Current Report on Form 8-K dated February 20, 2007.

*10.7(b2)

Form of Amendment to February 2007 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.7(a4) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(c)

October 2007 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.7(a5) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(d)

Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.7(e)

Description of other compensation and benefit arrangements for the Corporation’s non-employee directors, incorporated herein by reference to Exhibit 10.7(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.7(f)	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.7(g)

Form of Pension Restoration Plan (amended and restated as of January 1, 2008) , incorporated herein by reference to Exhibit 10.7(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(h)	Jim L. Hughes employment agreement, incorporated herein by reference to Exhibit 10(w) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.7(i)	Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

*10.7(j)

Description of Certain Benefits Available to Executive Officers, incorporated herein by reference to Exhibit 10.7(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(k1)

Form of Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes, incorporated herein by reference to Exhibit 10.19 to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

*10.7(k2)

Form of Amendment to Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes, incorporated herein by reference to Exhibit 10.7(k2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(l)	Conformed copy of Larry B. Martin Retirement Agreement, incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K dated March 30, 2006.

*10.7(m)	Conformed copy of J. Kenneth Glass Retirement Agreement, incorporated by reference to Exhibit 10.7(l) to the Corporation’s Current Report on Form 8-K dated March 21, 2007.

*10.7(n)	Conformed copy of offer letter concerning employment of D. Bryan Jordan, incorporated by reference to Exhibit 10.7(m)to the Corporation’s Current Report on Form 8-K dated April 13, 2007.

*10.7(o)+	Form of Elbert L. Thomas, Jr. Retirement Agreement

*10.7(p)+	Form of Split Dollar Life Insurance Agreement [Thomas]

*10.7(q)+	Form of Split Dollar Life Insurance Agreement [O'Connor]

*10.7(r)

Description of 2007 salary rates for 2006 named executive officers and certain others, incorporated by reference to Exhibit 10.7(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

          Other Material Contract Exhibits

10.8

Form of master confirmation related to an accelerated stock repurchase of 4 million of the registrant’s common shares on March 1, 2006, incorporated by reference to Exhibit 10.16 to the Corporation’s Current Report on Form 8-K dated March 1, 2006.

10.9	Form of Settlement Agreement related to McLean litigation, incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K dated February 15, 2007.

13+

Pages 2 through 123 of the First Horizon National Corporation 2007 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s 2003 Annual Report on Form 10-K.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Power of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 27, 2008	By:	/s/ D. Bryan Jordan

D. Bryan Jordan, Executive Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Gerald L. Baker*	President, Chief Executive Officer,	February 27, 2008
and Director (principal executive
Gerald L. Baker	officer)

D. Bryan Jordan*	Executive Vice President and Chief	February 27, 2008
Financial Officer (principal financial
D. Bryan Jordan	officer)

James F. Keen*	Executive Vice President and	February 27, 2008
Corporate Controller (principal
James F. Keen	accounting officer)

Michael D. Rose*	Chairman of the Board and Director	February 27, 2008

Michael D. Rose

Robert C. Blattberg*	Director	February 27, 2008

Robert C. Blattberg

Robert B. Carter*	Director	February 27, 2008

Robert B. Carter

Simon F. Cooper*	Director	February 27, 2008

Simon F. Cooper

James A. Haslam, III*	Director	February 27, 2008

James A. Haslam, III

R. Brad Martin*	Director	February 27, 2008

R. Brad Martin

Vicki R. Palmer *	Director	February 27, 2008

Vicki R. Palmer

Colin V. Reed*	Director	February 27, 2008

Colin V. Reed

Mary F. Sammons*	Director	February 27, 2008

Mary F. Sammons

William B. Sansom*	Director	February 27, 2008

William B. Sansom

Luke Yancy III*	Director	February 27, 2008

Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	February 27, 2008

Clyde A. Billings, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

The phrase “2007 named executive officers” refers to those executive officers whose 2007 compensation is described in detail in the Corporation’s 2008 Proxy Statement.

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

4.2

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2007 Annual Report to Shareholders. At December 31, 2007, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

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

*10.1(a3)

Form of Amendment to Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a3) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.1(b)

Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*10.1(c)

Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated, incorporated herein by reference to Exhibit 10.1(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

*10.1(i)

Form of First Horizon Deferred Compensation Plan as Amended and Restated, incorporated herein by reference to Exhibit 10.1(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.1(j)

Form of FTN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008, incorporated herein by reference to Exhibit 10.1(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

*10.2(b1)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(b2)	Amendment to 1992 Restricted Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2(b2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.2(c)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(d)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e1)	2000 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(e2)	Amendment to 2000 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10.2(e2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.2(f1)

2003 Equity Compensation Plan, as amended and restated January 16, 2007, incorporated herein by reference to Exhibit 10.2(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

*10.2(f2)	Amendment to 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.2(f2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

*Performance-Based Incentive Award Documents

*10.4(a)

Form of Notice of 2005 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(c) to the Corporation’s 2004 Annual Report on Form 10-K. Messrs. Burkett and Medford are the 2007 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.4(b)

Form of Notice of 2006 LTIP award under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Messrs. Burkett and Medford are the 2007 named executive officers whose bonuses are based on a measure of business unit earnings, as noted in the exhibit.

*10.4(c)

Form of Notice of 2006 LTIP award, used for mid-year awards, under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(e) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

*10.4(d)	Form of Performance Stock Units Grant Notice [2007], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

*10.5(n)	Sections of Director Policy pertaining to compensation and retirement, incorporated herein by reference to Exhibit 10.5(n) to the Corporation’s Current Report on Form 8-K dated December 19, 2006.

*10.5(o)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(p)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.5(q)+	Form of Performance Restricted Stock Unit Grant Notice used to cover possible bonus amounts in excess of Management Incentive Plan limits

*Management Cash Incentive Plan Documents

*10.6(a1)

2002 Management Incentive Plan, as amended April 19, 2005, incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement furnished to shareholders in connection with the annual meeting held on April 17, 2007, filed March 12, 2007.

*10.6(a2)	Amendment to 2002 Management Incentive Plan, incorporated herein by reference to Exhibit 10.6(a2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(b1)

Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission. In accordance with the Corporation’s bylaws, the Corporation’s Board Compensation Committee’s charter, and action of that Committee on July 18, 2006, the annual incentive bonus to the head of the Capital Markets unit is subject to final review and approval by the Chief Executive Officer and the Compensation Committee.

*10.6(b2)

Amendment to Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

*10.7(a2)

Form of Amendment to 2005 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.7(a3) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(b1)

February 2007 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.7(a2) to the Corporation’s Current Report on Form 8-K dated February 20, 2007.

*10.7(b2)	Form of Amendment to February 2007 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit

10.7(a4) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(c)

October 2007 form of change-in-control severance agreement between the registrant and its executive officers, incorporated herein by reference to Exhibit 10.7(a5) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(d)

Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.7(e)

Description of other compensation and benefit arrangements for the Corporation’s non-employee directors, incorporated herein by reference to Exhibit 10.7(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.7(f)	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.7(g)

Form of Pension Restoration Plan (amended and restated as of January 1, 2008) , incorporated herein by reference to Exhibit 10.7(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(h)	Jim L. Hughes employment agreement, incorporated herein by reference to Exhibit 10(w) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.7(i)	Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

*10.7(j)

Description of Certain Benefits Available to Executive Officers, incorporated herein by reference to Exhibit 10.7(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(k1)

Form of Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes, incorporated herein by reference to Exhibit 10.19 to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

*10.7(k2)

Form of Amendment to Limited Confidentiality and Non-Compete Agreement with Mr. Jim L. Hughes, incorporated herein by reference to Exhibit 10.7(k2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(l)	Conformed copy of Larry B. Martin Retirement Agreement, incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K dated March 30, 2006.

*10.7(m)	Conformed copy of J. Kenneth Glass Retirement Agreement, incorporated by reference to Exhibit 10.7(l) to the Corporation’s Current Report on Form 8-K dated March 21, 2007.

*10.7(n)	Conformed copy of offer letter concerning employment of D. Bryan Jordan, incorporated by reference to Exhibit 10.7(m) to the Corporation’s Current Report on Form 8-K dated April 13, 2007.

*10.7(o)+	Form of Elbert L. Thomas, Jr. Retirement Agreement

*10.7(p)+	Form of Split Dollar Life Insurance Agreement [Thomas]

*10.7(q)+	Form of Split Dollar Life Insurance Agreement [O'Connor]

*10.7(r)

Description of 2007 salary rates for 2006 named executive officers and certain others, incorporated by reference to Exhibit 10.7(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Other Material Contract Exhibits

10.8

Form of master confirmation related to an accelerated stock repurchase of 4 million of the registrant’s common shares on March 1, 2006, incorporated by reference to Exhibit 10.16 to the Corporation’s Current Report on Form 8-K dated March 1, 2006.

10.9	Form of Settlement Agreement related to McLean litigation, incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K dated February 15, 2007.

13+

Pages 2 through 123 of the First Horizon National Corporation 2007 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s 2003 Annual Report on Form 10-K.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Power of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)