Form 10-Q
period 2008-03-31
FIRST HORIZON NATIONAL CORP
filed 2008-05-08
CIK 36966

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark one)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
  (  )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

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

______________________________________________
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

Yes  x    No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer x	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes         No _ x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.625 par value	126,786,394
Class	Outstanding on March 31, 2008

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands)(Unaudited)	2008	2007	2007
Assets:
Cash and due from banks	$851,875	$861,534	$1,170,220
Federal funds sold and securities
purchased under agreements to resell	898,615	1,757,365	1,089,495
Total cash and cash equivalents	1,750,490	2,618,899	2,259,715
Interest-bearing deposits with other financial institutions	46,382	15,739	39,422
Trading securities	1,553,053	2,443,342	1,768,763
Loans held for sale	3,616,018	2,921,629	3,461,712
Loans held for sale-divestiture	207,672	-	289,878
Securities available for sale	3,034,558	3,310,691	3,032,551
Securities held to maturity (fair value of $242 on March 31, 2008; $272 on
March 31, 2007; and $242 on December 31, 2007)	240	269	240
Loans, net of unearned income	21,932,020	22,268,190	22,103,516
Less: Allowance for loan losses	483,203	220,806	342,341
Total net loans	21,448,817	22,047,384	21,761,175
Mortgage servicing rights, net	895,923	1,540,041	1,159,820
Goodwill	192,408	275,582	192,408
Other intangible assets, net	52,017	61,672	56,907
Capital markets receivables	1,680,057	1,144,135	524,419
Premises and equipment, net	382,488	445,301	399,305
Real estate acquired by foreclosure	106,018	68,613	103,982
Discontinued assets	-	358	-
Other assets	2,293,045	1,935,111	1,949,308
Other assets-divestiture	8,759	-	15,856
Total assets	$37,267,945	$38,828,766	$37,015,461

Liabilities and shareholders' equity:
Deposits:
Savings	$4,217,215	$3,607,674	$3,872,684
Time deposits	2,648,339	2,876,257	2,826,301
Other interest-bearing deposits	1,986,556	1,941,422	1,946,933
Interest-bearing deposits-divestiture	99,370	-	189,051
Certificates of deposit $100,000 and more	2,222,016	8,559,807	3,129,532
Certificates of deposit $100,000 and more-divestiture	1,153	-	12,617
Interest-bearing	11,174,649	16,985,160	11,977,118
Noninterest-bearing	4,995,696	5,506,791	5,026,417
Noninterest-bearing-divestiture	18,197	-	28,750
Total deposits	16,188,542	22,491,951	17,032,285
Federal funds purchased and securities
sold under agreements to repurchase	3,678,217	3,173,476	4,829,597
Federal funds purchased and securities
sold under agreements to repurchase - divestiture	11,572	-	20,999
Trading liabilities	531,259	678,796	556,144
Commercial paper and other short-term borrowings	4,753,582	819,768	3,422,995
Term borrowings	6,060,795	5,968,789	6,027,967
Other collateralized borrowings	809,273	559,226	800,450
Total long-term debt	6,870,068	6,528,015	6,828,417
Capital markets payables	1,688,870	1,088,340	586,358
Discontinued liabilities	-	32,608	-
Other liabilities	1,136,461	1,205,859	1,305,868
Other liabilities-divestiture	1,870	-	1,925
Total liabilities	34,860,441	36,018,813	34,584,588
Preferred stock of subsidiary	295,277	295,277	295,277
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 126,786,394 on March 31, 2008;
125,748,602 on March 31, 2007; and 126,366,177 on December 31, 2007)	79,242	78,593	78,979
Capital surplus	362,823	341,491	361,826
Undivided profits	1,704,559	2,155,007	1,742,892
Accumulated other comprehensive (loss)/ income, net	(34,397)	(60,415)	(48,101)
Total shareholders' equity	2,112,227	2,514,676	2,135,596
Total liabilities and shareholders' equity	$37,267,945	$38,828,766	$37,015,461
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars in thousands except per share data)(Unaudited)	2008	2007
Interest income:
Interest and fees on loans	$331,676	$410,427
Interest on investment securities	40,735	54,270
Interest on loans held for sale	58,438	58,845
Interest on trading securities	35,896	40,563
Interest on other earning assets	9,698	19,080
Total interest income	476,443	583,185
Interest expense:
Interest on deposits:
Savings	25,888	26,031
Time deposits	31,502	33,037
Other interest-bearing deposits	5,906	6,889
Certificates of deposit $100,000 and more	31,068	106,276
Interest on trading liabilities	9,615	16,361
Interest on short-term borrowings	70,049	67,164
Interest on long-term debt	74,323	90,008
Total interest expense	248,351	345,766
Net interest income	228,092	237,419
Provision for loan losses	240,000	28,486
Net interest (expense)/ income after provision for loan losses	(11,908)	208,933
Noninterest income:
Capital markets	131,457	87,113
Deposit transactions and cash management	42,553	39,358
Mortgage banking	158,712	73,097
Trust services and investment management	9,109	9,688
Insurance commissions	8,144	9,789
Revenue from loan sales and securitizations	(4,097)	9,663
Equity securities gains/(losses), net	65,015	3,962
Debt securities gains/(losses), net	931	6,311
Losses on divestitures	(995)	-
All other income and commissions	38,247	44,207
Total noninterest income	449,076	283,188
Adjusted gross income after provision for loan losses	437,168	492,121
Noninterest expense:
Employee compensation, incentives and benefits	287,470	246,343
Occupancy	28,591	28,784
Equipment rentals, depreciation and maintenance	15,011	17,613
Operations services	18,964	17,821
Communications and courier	11,004	11,540
Amortization of intangible assets	2,440	2,825
All other expense	74,797	78,086
Total noninterest expense	438,277	403,012
(Loss)/income before income taxes	(1,109)	89,109
(Benefit)/provision for income taxes	(8,146)	18,802
Income from continuing operations	7,037	70,307
Income from discontinued operations, net of tax	883	240
Net income	$7,920	$70,547
Earnings per common share (Note 7)	$.06	$.56
Diluted earnings per common share (Note 7)	$.06	$.55
Weighted average common shares (Note 7)	126,116	125,342
Diluted average common shares (Note 7)	126,660	128,704
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2008	2007
Balance, January 1	$2,135,596	$2,462,390
Adjustment to reflect change in accounting for tax benefits (FIN 48)	-	(862)
Adjustment to reflect adoption of measurement date provisions for SFAS No. 158	-	6,233
Adjustment to reflect change in accounting for purchases of life insurance
(EITF Issue No. 06-5)	-	(548)
Adjustment to reflect adoption of measurement date provisions for SFAS No. 157	(12,502)	-
Adjustment to reflect change in accounting for split dollar life insurance arrangements
(EITF Issue No. 06-4)	(8,530)	-

Net income	7,920	70,547
Other comprehensive income:
Unrealized fair value adjustments, net of tax:
Cash flow hedges	(6)	(124)
Securities available for sale	13,179	2,567
Recognized pension and other employee benefit plans net periodic benefit costs	531	1,281
Comprehensive income	21,624	74,271
Cash dividends declared	(25,220)	(56,337)
Common stock repurchased	(68)	(457)
Common stock issued for:
Stock options and restricted stock	1,120	24,987
Excess tax benefit from stock-based compensation arrangements	(1,531)	3,685
Stock-based compensation expense	1,738	1,283
Other	-	31
Balance, March 31	$2,112,227	$2,514,676
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Three Months Ended March 31
(Dollars in thousands)(Unaudited)		2008	2007
Operating	Net income	$7,920	$70,547
Activities	Adjustments to reconcile net income to net cash provided/(used) by operating activities:
	Provision for loan losses	240,000	28,486
	(Benefit)/ provision for deferred income tax	(8,146)	18,802
	Depreciation and amortization of premises and equipment	11,815	13,712
	Amortization of intangible assets	2,440	2,825
	Net other amortization and accretion	12,809	18,094
	Decrease in derivatives, net	(372,772)	(60,205)
	Market value adjustment on mortgage servicing rights	259,041	17,888
	Provision for foreclosure reserve	2,759	3,440
	Loss on divestiture	995	-
	Stock-based compensation expense	1,738	1,283
	Excess tax benefit from stock-based compensation arrangements	1,531	(3,685)
	Equity securities gains, net	(65,015)	(3,962)
	Debt securities gains, net	(931)	(6,311)
	Net losses on disposal of fixed assets	3,827	378
	Net (increase)/decrease in:
	Trading securities	200,493	(212,597)
	Loans held for sale	(122,806)	(48,052)
	Capital markets receivables	(1,155,638)	(411,853)
	Interest receivable	13,929	3,068
	Other assets	167,879	(186,912)
	Net increase/(decrease) in:
	Capital markets payables	1,102,512	288,851
	Interest payable	(11,387)	26,035
	Other liabilities	(279,676)	(106,979)
	Trading liabilities	(24,885)	(111,161)
	Total adjustments	(19,488)	(728,855)
	Net cash used by operating activities	(11,568)	(658,308)
Investing	Available for sale securities:
Activities	Sales	80,590	612,606
	Maturities	237,946	195,713
	Purchases	(230,535)	(176,961)
	Premises and equipment:
	Purchases	(8,019)	(7,896)
	Net decrease in securitization retained interests classified as trading securities	14,889	-
	Net decrease/(increase) in loans	88,162	(205,134)
	Net (increase)/decrease in interest-bearing deposits with other financial institutions	(6,960)	2,302
	Proceeds from divestitures, net of cash and cash equivalents	(15,656)	-
	Net cash provided by investing activities	160,417	420,630
Financing	Common stock:
Activities	Exercise of stock options	511	24,769
	Cash dividends paid	(25,220)	(55,821)
	Repurchase of shares	(68)	(457)
	Excess tax benefit from stock-based compensation arrangements	(1,531)	3,685
	Long-term debt:
	Issuance	4,502	769,909
	Payments	(47,264)	(83,258)
	Issuance of preferred stock of subsidiary	-	8
	Repurchase of preferred stock of subsidiary	-	(1)
	Net increase/(decrease) in:
	Deposits	(758,816)	2,278,719
	Short-term borrowings	169,812	(2,227,068)
	Net cash (used)/provided by financing activities	(658,074)	710,485
	Net (decrease)/ increase in cash and cash equivalents	(509,225)	472,807
	Cash and cash equivalents at beginning of period	2,259,715	2,146,092
	Cash and cash equivalents at end of period	$1,750,490	$2,618,899
	Total interest paid	258,300	319,282
	Total income taxes paid	146,027	12,152
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 1 - Financial Information

The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (FHN), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates.  This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented.  The operating results for the interim 2008 periods are not necessarily indicative of the results that may be expected going forward.  For further information, refer to the audited consolidated financial statements in the 2007 Annual Report to shareholders.

Investment Securities.  Venture capital investments are classified as securities available for sale and are carried at fair value.  Upon adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) on January 1, 2008, unrealized gains and losses on such securities are recognized prospectively in noninterest income.  Prior to FHN’s adoption of SFAS No. 157, venture capital investments were initially valued at cost based on their unmarketable nature. Subsequently, these investments were adjusted to reflect changes in valuation as a result of public offerings or other-than-temporary declines in value.

Loans Held for Sale and Securitization and Residual Interests.  Loans originated or purchased for resale, together with mortgage loans previously sold which may be unilaterally called by FHN, are included in loans held for sale in the consolidated statements of condition.  Effective January 1, 2008, upon adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes including mortgage loan originations for which an active secondary market and readily available market prices currently exist to reliably support fair value pricing models used for such loans.  Such loans are carried at fair value, with changes in the fair value of these loans recognized in the mortgage banking noninterest income section of the Consolidated Condensed Statements of Income.  For mortgage loans originated for sale for which the fair value option is elected, loan origination fees are recorded by FHN when earned and related direct loan origination costs are recognized when incurred.   Interests retained from the securitization of such loans are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with related cash receipts and payments classified prospectively in investing activities on the Consolidated Condensed Statements of Cash Flows based on the purpose for which such financial assets were retained.  See Note 13 – Fair Values of Assets and Liabilities for additional information.

FHN continues to account for all mortgage loans held for sale which were originated prior to 2008 and for mortgage loans held for sale for which fair value accounting has not been elected at the lower of cost or market value.  For such loans, net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale.  Gains and losses realized from the sale of these assets are included in noninterest income.

Accounting Changes. Effective January 1, 2008, FHN adopted SFAS No. 159 which allows an irrevocable election to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or liability or upon the occurrence of certain specified events.  Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or liability and not selected risks inherent in those assets or liabilities.  SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements.  Upon adoption of SFAS No. 159, FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes.  Additionally, in accordance with SFAS No. 159’s amendment of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, FHN began prospectively classifying cash flows associated with its retained interests in securitizations recognized as trading securities within investing activities in the Consolidated Condensed Statements of Cash Flows.

Effective January 1, 2008, FHN adopted SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB No. 109) prospectively for derivative loan commitments issued or modified after that date.  SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159.  FHN did not elect fair value accounting for any other loan commitments under SFAS No. 159.

Note 1 - Financial Information (continued)

The prospective application of SAB No. 109 and the prospective election to recognize substantially all new mortgage loan originations at fair value under SFAS No. 159 resulted in a positive impact of $58.1 million on first quarter 2008 pre-tax earnings.  This represents the estimated value of mortgage servicing rights included in (1) interest rate lock commitments entered into in first quarter 2008 that remained on the balance sheet at quarter end and (2) mortgage warehouse loans originated in first quarter 2008 accounted for at elected fair value which remained on the balance sheet at quarter end.

Effective January 1, 2008, FHN adopted SFAS No. 157 for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are remeasured at least annually.  In February 2008, the FASB staff issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.  SFAS No. 157 establishes a hierarchy to be used in performing measurements of fair value.  Additionally, SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions.  SFAS No. 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. Upon the adoption of the provisions of SFAS No. 157 for financial assets and liabilities as well as non-financial assets and liabilities remeasured at least annually on January 1, 2008, a negative after-tax cumulative-effect adjustment of $12.5 million was made to the opening balance of undivided profits for interest rate lock commitments which FHN previously measured under the guidance of EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3).   The effect of the change in accounting for these interest rate lock commitments produced a $15.7 million negative effect on first quarter 2008 pre-tax earnings as the $14.2 million positive effect of delivering the loans associated with the commitments existing at the beginning of the quarter was more than offset by a negative impact of $29.9 million for commitments remaining on the balance sheet at quarter end that was previously deferred under EITF 02-3 until delivery of the associated loans.  FHN continues to assess the financial impacts of applying the provisions of SFAS No. 157 to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.

Effective January 1, 2008, FHN adopted FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP FAS 157-1), which amends SFAS No. 157 to exclude Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from its scope.  The adoption of FSP FAS 157-1 had no effect on FHN’s statement of condition or results of operations.

Effective January 1, 2008, FHN adopted EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4).  EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements.  FHN recognized a decrease to undivided profits of $8.5 million, net of tax, upon adoption of EITF 06-4.

Effective January 1, 2008, FHN adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1).  FSP FIN 39-1 permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Upon adoption of FSP FIN 39-1, entities were permitted to change their previous accounting policy election to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  FSP FIN 39-1 requires additional disclosures for derivatives and collateral associated with master netting arrangements, including the separate disclosure of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting arrangements as of the end of each reporting period for entities that made an accounting policy decision to not offset fair value amounts.  FHN retained its previous accounting policy election to not offset fair value amounts recognized for derivative instruments under master netting arrangements upon adoption of FSP FIN 39-1.

FHN also adopted FASB Statement 133 Implementation Issue No. E23, “Issues Involving the Application of the Shortcut Method under Paragraph 68” (DIG E23) as of January 1, 2008, for hedging relationships designated on or after such date.  DIG E23 amends SFAS No. 133 to explicitly permit use of the shortcut method for hedging relationships in which an interest rate swap has a nonzero fair value at inception of the hedging

Note 1 - Financial Information (continued)

relationship which is attributable solely to the existence of a bid-ask spread in the entity’s principal market under SFAS No. 157.  Additionally, DIG E23 allows an entity to apply the shortcut method to a qualifying fair value hedge when the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed.  Preexisting shortcut hedging relationships were analyzed as of DIG E23’s adoption date to determine whether they complied with the revised shortcut criteria at their inception or should be dedesignated prospectively.  The adoption of DIG E23 had no effect on FHN’s financial position or results of operations as all of FHN’s preexisting hedging relationships met the requirements of DIG E23 at their inception.

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

Effective January 1, 2007, FHN adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements.  Upon adoption of FIN 48, FHN recognized a cumulative effect adjustment to the beginning balance of undivided profits in the amount of $.9 million for differences between the tax benefits recognized in the statements of condition prior to the adoption of FIN 48 and the amounts reported after adoption.

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

Accounting Changes Issued but Not Currently Effective. In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 requires enhanced disclosures related to derivatives accounted for in accordance with SFAS No. 133 and reconsiders existing disclosure requirements for such derivatives and any related hedging items. The disclosures provided in SFAS No. 161 will be required for both interim and annual reporting periods. SFAS No. 161 is effective prospectively for periods beginning after November 15, 2008. FHN is currently assessing the effects of adopting SFAS No. 161.

In February 2008, FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3), was issued.  FSP FAS 140-3 permits a transferor and transferee to separately account for an initial transfer of a financial asset and a related repurchase financing that are entered into contemporaneously with, or in contemplation of, one another if certain specified conditions are met at the inception of the transaction.  FSP FAS 140-3 requires that the two transactions have a valid and distinct business or economic purpose for being entered into separately and that the repurchase financing not result in the initial transferor regaining control over the previously transferred financial asset.  FSP FAS 140-3 is effective prospectively for initial transfers executed in reporting periods beginning on or after November 15, 2008.   FHN is currently assessing the financial impact of adopting FSP FAS 140-3.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141-R, “Business Combinations” (SFAS No. 141-R) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 141-R requires that an acquirer recognize the assets acquired and liabilities assumed in a business

Note 1 - Financial Information (continued)

combination, as well as any noncontrolling interest in the acquiree, at their fair values as of the acquisition date, with limited exceptions.  Additionally, SFAS No. 141-R provides that an acquirer cannot specify an effective date for a business combination that is separate from the acquisition date.  SFAS No. 141-R also provides that acquisition-related costs which an acquirer incurs should be expensed in the period in which the costs are incurred and the services are received.  SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage.  Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level.  Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interests, respectively.  SFAS No. 141-R and SFAS No. 160 are effective prospectively for periods beginning on or after December 15, 2008, with the  exception of SFAS No. 160’s presentation and disclosure requirements which should be retrospectively applied to all periods presented.  FHN is currently assessing the financial impact of adopting SFAS No. 141-R and SFAS No. 160.

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1), which provides guidance for determining whether an entity is within the scope of the AICPA’s Investment Companies Guide.  Additionally, SOP 07-1 provides certain criteria that must be met in order for investment company accounting applied by a subsidiary or equity method investee to be retained in the financial statements of the parent company or an equity method investor.  SOP 07-1 also provides expanded disclosure requirements regarding the retention of such investment company accounting in the consolidated financial statements.  In May 2007, FASB Staff Position No. FIN 46(R)- 7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (FSP FIN 46(R)-7) was issued.  FSP FIN 46(R)-7 amends FIN 46(R) to provide a permanent exception to its scope for companies within the scope of the revised Investment Companies Guide under SOP 07-1.  In February 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, “The Effective Date of AICPA Statement of Position 07-1” which indefinitely defers the effective date of SOP 07-1 and FSP FIN 46(R)-7.

Note 2 - Acquisitions/Divestitures

Due to efforts initiated by FHN in 2007 to improve profitability, in July 2007 management decided to pursue the sale, closure, or consolidation of 34 full-service First Horizon Bank branches in Atlanta, Baltimore, Dallas and Northern Virginia.  In September 2007, it was announced that agreements for the sale of all 34 of the branches had been reached.  Aggregate gains of $15.7 million were recognized in fourth quarter 2007 from the disposition of 15 of the branches.  Additionally, losses of $1.0 million were recognized in first quarter 2008 from the disposition of the First Horizon Bank branches.  Sale of the remaining nine branches in Atlanta closed in May 2008 and resulted in a minimal effect on earnings.  This resulted in the transfer of certain fixed assets, including branch locations, and assumption of all the deposit relationships of the First Horizon Bank branches being purchased.  The assets and liabilities related to the remaining nine branches to be sold, which are included in the Regional Banking segment, are reflected as held-for-sale on the Consolidated Condensed Statements of Condition.  The aggregate carrying amounts of loans, deposits, other assets and other liabilities held for divestiture were $208 million, $119 million, $9 million, and $13 million, respectively, as of March 31, 2008.  The losses realized in the first quarter of 2008 from the disposition of First Horizon Bank branches are included in the noninterest income section of the Consolidated Condensed Statements of Income as losses on divestitures.

In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 - Loans

The composition of the loan portfolio is detailed below:

	March 31		December 31
(Dollars in thousands)	2008	2007	2007
Commercial:
Commercial, financial and industrial	$7,238,630	$7,371,873	$7,140,087
Real estate commercial	1,345,526	1,144,086	1,294,922
Real estate construction	2,602,968	2,931,183	2,753,475
Retail:
Real estate residential	7,858,109	7,856,197	7,791,885
Real estate construction	1,814,863	2,073,293	2,008,289
Other retail	138,253	151,959	144,019
Credit card receivables	191,119	187,658	204,812
Real estate loans pledged against other collateralized
borrowings	742,552	551,941	766,027
Loans, net of unearned income	21,932,020	22,268,190	22,103,516
Allowance for loan losses	483,203	220,806	342,341
Total net loans	$21,448,817	$22,047,384	$21,761,175

Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured.  On March 31, 2008 and 2007, there were no outstanding commitments to advance additional funds to customers whose loans had been restructured.  The following table presents nonperforming loans on:

	March 31		December 31
(Dollars in thousands)	2008	2007	2007
Impaired loans	$263,671	$26,096	$126,612
Other nonaccrual loans*	273,581	57,871	180,475
Total nonperforming loans	$537,252	$83,967	$307,087
* On March 31, 2008 and 2007, and on December 31, 2007, other nonaccrual loans included $9.7 million, $10.3 million, and $23.8 million, respectively, of loans held for sale.
Certain previously report amounts have been reclassified to agree with current presentation.

Generally, interest payments received on impaired loans are applied to principal.  Once all principal has been received, additional payments are recognized as interest income on a cash basis.  The following table presents information concerning impaired loans:

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
Total interest on impaired loans	$62	$340
Average balance of impaired loans	222,034	42,321
Certain previously report amounts have been reclassified to agree with current presentation.

Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended March 31, 2008 and 2007, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total
Balance on December 31, 2006	$206,292	$9,993	$216,285
Provision for loan losses	21,145	7,341	28,486
Divestitures/acquisitions/transfers	2,655	-	2,655
Charge-offs	(18,759)	(10,906)	(29,665)
Recoveries	3,045	-	3,045
Net charge-offs	(15,714)	(10,906)	(26,620)
Balance on March 31, 2007	$214,378	$6,428	$220,806

Balance on December 31, 2007	$325,297	$17,044	$342,341
Provision for loan losses	200,202	39,798	240,000
Charge-offs	(50,678)	(51,078)	(101,756)
Recoveries	2,609	9	2,618
Net charge-offs	(48,069)	(51,069)	(99,138)
Balance on March 31, 2008	$477,430	$5,773	$483,203
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 4 - Mortgage Servicing Rights

FHN recognizes all its classes of mortgage servicing rights (MSR) at fair value.  Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset.  The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $99.2 billion of mortgage loans on March 31, 2008, for which a servicing right has been capitalized.

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR.  As such, like other participants in the mortgage banking business, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR.  This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors.  FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers.  FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience.  Due to ongoing disruptions in the mortgage market, since third quarter 2007, more emphasis has been placed on third party broker price discovery and, when available, observable market trades in valuation modeling for MSR.

Following is a summary of changes in capitalized MSR as of March 31, 2008 and 2007:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2007	$1,495,215	$24,091	$14,636
Addition of mortgage servicing rights	84,707	3,998	1,041
Reductions due to loan payments	(61,698)	(2,378)	(1,683)
Changes in fair value due to:
Changes in current market interest rates	(17,833)	(1)	-
Other changes in fair value	(54)	-	-
Fair value on March 31, 2007	$1,500,337	$25,710	$13,994
Fair value on January 1, 2008	$1,122,415	$25,832	$11,573
Addition of mortgage servicing rights	78,871	-	887
Reductions due to loan payments	(37,448)	(2,617)	(707)
Reductions due to sale	(43,842)	-	-
Changes in fair value due to:
Changes in valuation model inputs
or assumptions	(254,076)	(3,089)	(1,935)
Other changes in fair value	(65)	-	124
Fair value on March 31, 2008	$865,855	$20,126	$9,942

Note 5 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2006	$275,582	$64,530
Amortization expense	-	(2,825)
Divestitures	-	(33)
March 31, 2007	$275,582	$61,672
December 31, 2007	$192,408	$56,907
Amortization expense	-	(2,440)
Impairment	-	(2,434)
Divestitures	-	(16)
March 31, 2008	$192,408	$52,017
  * Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

The gross carrying amount of other intangible assets subject to amortization is $133.2 million on March 31, 2008, net of $81.2 million of accumulated amortization.  Estimated aggregate amortization expense for the remainder of 2008 is expected to be $6.4 million and is expected to be, $6.9 million, $6.0 million, $5.6 million and $4.1 million for the twelve-month periods of 2009, 2010, 2011 and 2012, respectively.

The following is a summary of goodwill detailed by reportable segments for the three months ended March 31:

	Regional	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2006	$94,276	$66,240	$115,066	$275,582
March 31, 2007	$94,276	$66,240	$115,066	$275,582
December 31, 2007	$77,342	$-	$115,066	$192,408
March 31, 2008	$77,342	$-	$115,066	$192,408

Note 6 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met.  Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage).  Management believes, as of March 31, 2008, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below.  In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999.  Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 11.69 percent, 7.61 percent and 6.24 percent, respectively, on March 31, 2008, and were 11.84 percent, 8.18 percent and 6.85 percent, respectively, on March 31, 2007.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On March 31, 2008:
Actual:
Total Capital	$3,864,902		13.01%	$3,667,303		12.42%
Tier 1 Capital	2,443,900		8.23%	2,348,599		7.95%
Leverage	2,443,900		6.62%	2,348,599		6.41%

For Capital Adequacy Purposes:
Total Capital	2,376,745	>	8.00	2,362,202	>	8.00
Tier 1 Capital	1,188,373	>	4.00	1,181,101	>	4.00
Leverage	1,476,794	>	4.00	1,466,461	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,952,753	>	10.00
Tier 1 Capital				1,771,652	>	6.00
Leverage				1,833,076	>	5.00
On March 31, 2007:
Actual:
Total Capital	$4,063,128		12.95%	$3,828,139		12.34%
Tier 1 Capital	2,739,064		8.73	2,604,141		8.40
Leverage	2,739,064		7.15	2,604,141		6.85

For Capital Adequacy Purposes:
Total Capital	2,509,438	>	8.00	2,481,042	>	8.00
Tier 1 Capital	1,254,719	>	4.00	1,240,521	>	4.00
Leverage	1,532,304	>	4.00	1,520,784	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,101,303	>	10.00
Tier 1 Capital				1,860,782	>	6.00
Leverage				1,900,980	>	5.00

Note 7 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended
	March 31
(In thousands, except per share data)	2008	2007
Net income from continuing operations	$7,037	$ 70,307
Income from discontinued operations, net of tax	883	240
Net income	$7,920	$ 70,547

Weighted average common shares	126,116	125,342
Effect of dilutive securities	544	3,362
Diluted average common shares	126,660	128,704

Earnings per common share	$.06	$ .56

Diluted earnings per common share	$.06	$ .55
Equity awards of 16,083 and 3,815 with a weighted average exercise price of $35.71 and $43.81 per share for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.

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

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN’s subsidiary, First Horizon Home Loans. The case generally concerned the charging of certain loan origination fees, including fees permitted by Kansas and federal law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs sought a refund of fees, a repayment and forgiveness of loan interest, prejudgment interest, punitive damages, loan rescission, and attorneys’ fees. As a result of mediation, FHN entered into a final settlement agreement related to the McGuire lawsuit. The settlement has received final approval by the court, the court has entered its order making the settlement final, there have been no appeals, and the time for any appeals has expired. In connection with this settlement, FHN agreed to pay, under agreed circumstances using an agreed methodology, an aggregate of up to approximately $36 million. The period during which claims under the settlement can be made ended in 2007. Claims have been evaluated and objections made pursuant to the agreed upon challenge process. The challenge process has not yet concluded. Unchallenged claims have been paid, and as claims are paid, the reserve is reduced. At March 31, 2008, claims paid have totaled approximately $27 million and the total reserve remaining for this matter, based on the claims received and FHN’s evaluation of them to date, is approximately $4 million.

The loss reserve for this matter reflects an estimate of the amount that ultimately would be paid under the settlement. The amount reserved reflects the amount and value of claims actually received by the claims deadline plus fees and expenses that the settlement requires FHN to pay, all of which together are less than the maximum amount possible under the settlement. The ultimate amount paid under the settlement agreement is not expected to be higher than the amount reserved at present, and may be lower in the event some of the claims are reduced or rejected for reasons set forth in the settlement, and in any event cannot exceed the settlement amount.

In February 2008, a complaint was filed by Fifth Third Financial Corporation against FHN and its subsidiary FTBNA in the Chancery Court for Davidson County, Tennessee. The complaint alleged breach of a contract for the sale of nine bank branches in the Atlanta, Georgia metropolitan area. On March 26, 2008 FHN announced that the parties reached agreement on terms for the completion of the sale of nine branches by FTBNA to Fifth Third. This transaction was completed in May 2008.  Under the terms of the purchase agreement, Fifth Third is required to promptly file for dismissal of the litigation.  Fifth Third acquired the nine branches and assumed the related deposits. First Horizon retained all loans held at the branches.

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

FHN is a member of the Visa USA network. On October 3, 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc. (“Visa”).  Upon completion of the reorganization, the members of the Visa USA network remained contingently liable for certain Visa litigation matters.  Based on its proportionate membership share of Visa USA, FHN recognized a contingent liability of $55.7 million within noninterest expense in fourth quarter 2007 related to this contingent obligation.

In March 2008, Visa completed its initial public offering (IPO). Visa funded an escrow account from IPO proceeds that will be used to make payments related to the Visa litigation matters.  Upon funding of the escrow, FHN reversed $30.0 million of the contingent liability previously recognized with a corresponding credit to noninterest expense for its proportionate share of the escrow account.  A portion of FHN’s Class B shares of Visa were redeemed as part of the IPO resulting in $65.9 million of equity securities gains in first quarter 2008.

After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statement of Condition at their historical cost of $0.  Transfer of these shares is restricted for a minimum of three years with the shares ultimately being converted into Class A shares of Visa.  The final conversion ratio will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation.

First Horizon Home Loans, a division of First Tennessee Bank National Association, services a mortgage loan portfolio of $106.8 billion on March 31, 2008, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders.  In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans.  In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder.  Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole.  In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding.  Accordingly, First Horizon Home Loans had an allowance for losses on the mortgage servicing

Note 8 - Contingencies and Other Disclosures (continued)

portfolio of $20.6 million and $15.5 million on March 31 2008 and 2007, respectively.  First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default.  For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.  On March 31, 2008 and 2007, First Horizon Home Loans had single-family residential loans with outstanding balances of $99.0 million and $115.5 million, respectively, that were serviced on a full recourse basis. On March 31, 2008 and 2007, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by First Horizon Home Loans was $3.6  billion and $3.1 billion, respectively.  Additionally, on March 31, 2008 and 2007, $5.7 billion and $4.9 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on March 31, 2008, the outstanding principal balance of these loans was $247.8 million and $66.7 million, respectively.  On March 31, 2007, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $335.3 million and $89.9 million, respectively.  In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $17.1 million and $42.9 million on March 31, 2008 and 2007, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

Note 9 – Pension and Other Employee Benefits

Pension plan.  FHN provides pension benefits to employees retiring under the provisions of a noncontributory, defined benefit pension plan.  Employees of FHN’s mortgage division and certain insurance subsidiaries are not covered by the pension plan.  Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65.  The annual funding is based on an actuarially determined amount using the entry age cost method.  The Pension Plan was closed to new participants on September 1, 2007.

FHN also maintains nonqualified pension plans for certain employees.  These plans are intended to provide supplemental retirement income to the participants including situations where benefits under the pension plan have been limited under the tax code.  All benefits provided under these plans are unfunded and payments to plan participants are made by FHN.

Other employee benefits.  FHN provides postretirement medical insurance to full-time employees retiring under the provisions of the FHN Pension Plan.  The postretirement medical plan is contributory with retiree contributions adjusted annually.  The plan is based on criteria that are a combination of the employee’s age and years of service and utilizes a two-step approach.  For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at time of retirement. FHN’s postretirement benefits include prescription drug benefits.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D  FHN anticipates the plan to be actuarially equivalent through 2012.

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

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost/(benefit)
Service cost	$4,208	$4,327	$72	$75
Interest cost	7,340	6,154	390	278
Expected return on plan assets	(11,791)	(10,637)	(439)	(441)
Amortization of prior service cost/(benefit)	216	220	(44)	(44)
Recognized losses/(gains)	493	1,810	(58)	(178)
Amortization of transition obligation	-	-	247	247
Net periodic cost/(benefit)	$466	$1,874	$168	$(63)

 FHN expects to make no additional contributions to the pension plan or to the other employee benefit plan in 2008.

Note 10 – Business Segment Information

FHN has five business segments, Regional Banking, Capital Markets, National Specialty Lending, Mortgage Banking and Corporate. The Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services.  The Capital Markets segment consists of traditional capital markets securities activities, structured finance, equity research, investment banking, loan sales, portfolio advisory, and correspondent banking. The National Specialty Lending segment consists of traditional consumer and construction lending activities in other national markets.  The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.  The Corporate segment consists of restructuring, repositioning and efficiency initiatives, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank- owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, and venture capital. Periodically, FHN adapts its segments to reflect changes in expense allocations among segments. Previously reported amounts have been reclassified to agree with current presentation.

In first quarter 2008, FHN revised its business line segments to better align with its strategic direction, representing a focus on its regional banking franchise and capital markets business.  To implement this change, the prior Retail/Commercial Banking segment was split into its major components with the national portions of consumer lending and construction lending assigned to a new National Specialty Lending segment that more appropriately reflects the ongoing wind down of these businesses.  Additionally, correspondent banking was shifted from Retail/Commercial Banking to the Capital Markets segment to better represent the complementary nature of these businesses.  To reflect its geographic focus, the remaining portions of the Retail/Commercial Banking segment now represent the new Regional Banking segment.  All prior period information has been revised to conform to the current segment structure.

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

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
Total Consolidated
Net interest income	$228,092	$237,419
Provision for loan losses	240,000	28,486
Noninterest income	449,076	283,188
Noninterest expense	438,277	403,012
Pre-tax (loss)/ income	(1,109)	89,109
(Benefit)/ provision for income taxes	(8,146)	18,802
Income from continuing operations	7,037	70,307
Income from discontinued operations, net of tax	883	240
Net income	$7,920	$70,547
Average assets	$37,162,385	$38,647,044

Regional Banking
Net interest income	$120,560	$138,927
Provision for loan losses	75,264	14,204
Noninterest income	87,068	88,629
Noninterest expense	150,520	156,319
Pre-tax (loss)/ income	(18,156)	57,033
(Benefit)/ provision for income taxes	(13,542)	14,620
(Loss)/ income from continuing operations	(4,614)	42,413
Income from discontinued operations, net of tax	883	240
Net (loss)/ income	$(3,731)	$42,653
Average assets	$12,230,813	$12,270,186
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 – Business Segment Information (continued)

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
Capital Markets
Net interest income	$19,649	$10,729
Provision for loan losses	15,031	1,162
Noninterest income	133,930	91,308
Noninterest expense	115,728	86,619
Pre-tax income	22,820	14,256
Provision for income taxes	8,437	5,287
Net income	$14,383	$8,969
Average assets	$5,825,472	$6,072,481

National Specialty Lending
Net interest income	$53,840	$64,556
Provision for loan losses	149,483	13,127
Noninterest income	654	11,999
Noninterest expense	25,149	35,179
Pre-tax (loss)/ income	(120,138)	28,249
(Benefit)/ provision for income taxes	(46,589)	9,882
Net (loss)/ income	$(73,549)	$18,367
Average assets	$9,298,726	$9,677,039

Mortgage Lending
Net interest income	$31,012	$20,596
Provision for loan losses	222	(7)
Noninterest income	168,014	76,709
Noninterest expense	147,543	105,240
Pre-tax income/ (loss)	51,261	(7,928)
Provision/ (benefit) for income taxes	18,513	(10,433)
Net income	$32,748	$2,505
Average assets	$6,146,256	$6,214,864

Corporate
Net interest income	$3,031	$2,611
Noninterest income	59,410	14,543
Noninterest expense	(663)	19,655
Pre-tax income/ (loss)	63,104	(2,501)
Provision/ (benefit) for income taxes	25,035	(554)
Net income/ (loss)	$38,069	$(1,947)
Average assets	$3,661,118	$4,412,476
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

Derivative instruments are recorded on the Consolidated Condensed Statements of Condition as other assets or other liabilities measured at fair value.  Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings.  For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  For freestanding derivative instruments, changes in fair value are recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the Consolidated Condensed Statements of Cash Flows.

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

On March 31, 2008, FHN had approximately $36.3 million of cash receivables and $238.8 million of cash payables related to collateral posting under master netting arrangements with derivative counterparties.

Mortgage Banking

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, First Horizon Home Loans has the risk that interest rates will change from the rate quoted to the borrower. First Horizon Home Loans enters into forward sales and futures contracts as economic hedges designed to protect the value of the interest rate lock commitments from changes in value due to changes in interest rates. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result,

Note 11 – Derivatives (continued)

the interest rate lock commitments are recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income.  Prior to adoption of SAB No.109 fair value excluded the value of associated servicing rights. Additionally, on January 1, 2008, FHN adopted SFAS No. 157 which affected the valuation of interest rate lock commitments previously measured under the guidance of the EITF 02-03 by requiring recognition of concessions upon entry into the lock.  Changes in the fair value of the derivatives that serve as economic hedges of interest rate lock commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income.

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

FHN adopted SFAS No. 159 on January 1, 2008.  As discussed below, prior to adoption of SFAS No. 159, all warehouse loans were carried at the lower of cost or market, where carrying value was adjusted for successful hedging under SFAS No. 133 and the comparison of carrying value to market was performed for aggregate loan pools.  To the extent that these interest rate derivatives were designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation was expected, the hedged loans were considered for hedge accounting under SFAS No. 133.  Anticipated correlation was determined by projecting a dollar offset relationship for each tranche based on anticipated changes in the fair value of the hedged mortgage loans and the related derivatives, in response to various interest rate shock scenarios.  Hedges were reset daily and the statistical correlation was calculated using these daily data points. Retrospective hedge effectiveness was measured using the regression correlation results. First Horizon Home Loans generally maintained a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans hedged under SFAS No. 133. Effective SFAS No. 133 hedging resulted in adjustments to the recorded value of the hedged loans. These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, were included as a component of the gain or loss on the sale of loans in mortgage banking noninterest income. Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $2.0 billion on March 31, 2007.  The balance sheet impact of the related derivatives were net assets of $.2 million on March 31, 2007. Net losses of $.7 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the three months ended March 31, 2007.

Upon adoption of SFAS No. 159, FHN elected to prospectively account for substantially all of its mortgage loan warehouse products at fair value upon origination and correspondingly discontinued the application of SFAS No. 133 hedging relationships for all new originations.  First Horizon Home Loans enters into forward sales and futures contracts to provide an economic hedge against changes in fair value on a significant portion of the warehouse.

In accordance with SFAS No. 156, First Horizon revalues MSR to current fair value each month.  Changes in fair value are included in servicing income in mortgage banking noninterest income. First Horizon Home Loans also enters into economic hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  First Horizon Home Loans enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR.  Substantially all capitalized MSR are hedged for economic purposes.

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

Capital Markets

Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers.  When these securities settle on a delayed basis, they are considered forward contracts.  Capital Markets also

Note 11 – Derivatives (continued)

enters into interest rate contracts, including options, caps, swaps, futures and floors for its customers.  In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with its securities inventory.  These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities.  Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through the Credit Risk Management Committee.

In third quarter 2007, Capital Markets hedged $47.5 million of held-to-maturity trust preferred securities, which have an initial fixed rate term of five years before conversion to a floating rate.  Capital Markets has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term.  The balance sheet impact of those swaps was $3.6 million in other liabilities on March 31, 2008. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged.

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

FHN had entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $61.7 million on March 31, 2007. These swaps matured in first quarter 2008 and had been accounted for as fair value hedges under the shortcut method.  The balance sheet impact of these swaps was $.8 million in other liabilities on March 31, 2007. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk was being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.2 billion and $1.1 billion on March 31, 2008 and 2007, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $77.0 million in other assets on March 31, 2008, and $2.2 million in other assets and $14.9 million in other liabilities on March 31, 2007. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk was being managed.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under SFAS No. 133 using the long haul method.  FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.3 billion on March 31, 2008 and 2007. The balance sheet impact of these swaps was $6.2 million and $17.8 million in other liabilities on March 31, 2008 and 2007, respectively.  There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN had utilized an interest rate swap as a cash flow hedge of the interest payment on floating-rate bank notes with a fair value of $100.4 million on March 31, 2007, and a maturity in first quarter 2009, which in first quarter 2008 was called early. The balance sheet impact of this swap was $.4 million in other assets and $.2 million, net of tax, in other comprehensive income on March 31, 2007. There was no ineffectiveness related to this hedge.

Note 12 - Restructuring, Repositioning, and Efficiency Charges

Throughout 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity.  In addition, during 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets, as well as plans to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  As part of its strategy to reduce its national real estate portfolio, FHN announced in January 2008 that it was discontinuing national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices.  Additionally, FHN is continuing the repositioning of First Horizon Home Loans’ mortgage banking operations, including sales of MSR in fourth quarter 2007 and first quarter 2008.  Net costs recognized by FHN in the three months ended March 31, 2008 related to restructuring, repositioning, and efficiency activities were $21.3 million.  Of this amount, $15.1 million represents exit costs that have been accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).

Significant expenses in the first quarter of 2008 resulted from the following actions:
•
Expense of $15.1 million associated with organizational and compensation changes due to right sizing operating segments, the divestiture of certain First Horizon Bank branches, and consolidating functional areas.

•	Losses of approximately $1.0 million from the sales of certain First Horizon Bank branches.
•	Transaction costs of $2.7 million from the sale of mortgage servicing rights.
•	Expense of $2.5 million for the writedown of certain intangibles and other assets resulting from the change in FHN’s national banking strategy.

Losses from the disposition of certain First Horizon Bank branches in first quarter 2008 are included in losses on divestitures in the noninterest income section of the Consolidated Condensed Statements of Income.  Transaction costs recognized in the first quarter of 2008 from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income.  All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits, facilities consolidation costs and related asset impairment costs which are included in occupancy, costs associated with the impairment of premises and equipment which are included in equipment rentals, depreciation and maintenance and other costs associated with such initiatives, including professional fees, intangible asset impairment costs, and the accrual of amounts due in second quarter 2008 in relation to the divestiture of the remaining First Horizon bank branches to be sold, which are included in all other expense.  Additional amounts will be recognized in second quarter 2008 in relation to the conclusion of the First Horizon Bank branch divestitures and the reduction in mortgage banking operations.  However, at this time the exact amounts of these additional charges are still being determined.

Activity in the restructuring and repositioning liability for the three months ended March 31, 2008 is presented in the following table, along with other restructuring and repositioning expenses recognized.  All costs associated with FHN’s restructuring, repositioning, and efficiency initiatives in the first quarter of 2008 are recorded as unallocated corporate charges within the Corporate segment.

Note 12 - Restructuring, Repositioning, and Efficiency Charges (continued)

	Three Months Ended
(Dollars in thousands)	March 31, 2008

	Charged to
	Expense	Liability
Beginning Balance	$-	$19,675
Severance and other employee related costs	7,390	7,390
Facility consolidation costs	891	891
Other exit costs, professional fees and other	6,832	6,832
Total Accrued	15,113	34,788
Payments*	-	11,475
Accrual Reversals	-	623
Restructuring & Repositioning Reserve Balance	$15,113	$22,690
Other Restructuring & Repositioning Expenses:
Mortgage banking expense on servicing sale	2,667
Loss on First Horizon Bank branch divestitures	995
Impairment of premises and equipment	82
Impairment of intangible assets	2,429
Total Other Restructuring & Repositioning Expense	6,173
Total Restructuring, Repositioning Charges	$21,286
* Includes payments related to:	Three Months Ended
March 31, 2008
Severance and other employee related costs	$ 6,655
Facility consolidation costs	1,234
Other exit costs, professional fees and other	3,586
$ 11,475

Cumulative amounts incurred to date as of March 31, 2008, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are presented in the following table:

Charged to
(Dollars in thousands)	Expense
Severance and other employee related costs*	$32,922
Facility consolidation costs	14,022
Other exit costs, professional fees and other	16,087
Other Restructuring & Repositioning (Income) and Expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	9,095
Net gain on First Horizon Bank branch divestitures	(14,700)
Impairment of premises and equipment	9,370
Impairment of intangible assets	16,428
Impairment of other assets	29,108
Total Restructuring, Repositioning Charges Incurred to Date as of March 31, 2008	$120,004
*Includes $1.2 million of deferred severance-related payments that will be paid after 2008.

Note 13 – Fair Values of Assets and Liabilities

Effective January 1, 2008, upon adoption of SFAS No. 159, FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes including mortgage loan originations for which an active secondary market and readily available market prices currently exist to reliably support fair value pricing models used for such loans. FHN believes such election will reduce certain timing differences and better match changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets.  No transition adjustment was required upon adoption of SFAS No. 159 as FHN continues to account for mortgage loans held for sale which were originated prior to 2008 at the lower of cost or market value.  Mortgage loans originated for sale are included in loans held for sale on the Consolidated Condensed Statements of Condition.  Other interests retained in relation to residential loan sales and securitizations are included in trading securities on the Consolidated Condensed Statements of Condition. Additionally, effective January 1, 2008, FHN adopted SFAS No. 157 for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are re-measured at least annually.  FSP FAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.  Therefore, as of first quarter 2008, FHN has not applied the provisions of SFAS No. 157 for non-recurring fair value measurements prepared related to its non-financial long-lived assets under SFAS No. 144 (including real estate acquired by foreclosure) or its non-financial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, as well as to goodwill and indefinite-lived intangible assets which are measured at fair value on a recurring basis for impairment assessment purposes but are not recognized in the financial statements at fair value.

In accordance with SFAS No. 157, FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which such assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  Each fair value measurement is placed into the proper level based on the lowest level of significant input.  These levels are:

▪
Level 1 – Valuations based on observable inputs that reflect quoted prices for assets and liabilities traded in active markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

▪
Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets which are observable, either directly or indirectly. For example, mortgage loans held for sale are valued based on what securitization markets are currently offering for mortgage loans with similar characteristics. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

▪
Level 3 – Valuations for assets and liabilities that include significant unobservable inputs and are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Note 13 – Fair Values of Assets and Liabilities (continued)

	March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Trading securities	$1,553,052	$2,269	$1,158,587	$392,196
Loans held for sale	2,302,261	-	2,297,508	4,753
Securities available for sale	2,910,971	39,218	2,718,377	153,376
Mortgage servicing rights, net	895,923	-	-	895,923
Other assets	811,373	121,861	207,840	481,672
Total	$8,473,580	$163,348	$6,382,312	$1,927,920

Trading liabilities	$531,259	$58	$531,201	$-
Other liabilities	386,269	219,320	150,344	16,605
Total	$917,528	$219,378	$681,545	$16,605

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2008
					Securities	Mortgage		Net derivative
	Trading		Loans held		available	servicing		assets and
(Dollars in thousands)	securities		for sale		for sale	rights, net		liabilities
Balance, beginning of quarter	$476,404		$-		$159,301	$1,159,820		$81,517
Total net gains/(losses)
for the quarter included in:
Net income	(59,184)		-		305	(262,165)		361,321
Other comprehensive income	-		-		(3,842)	-		-
Purchases, sales, issuances
and settlements, net	(46,963)		-		(2,388)	(1,732)		22,229
Net transfers into/out of Level 3	21,939		4,753		-	-		-
Balance, end of quarter	$392,196		$4,753		$153,376	$895,923		$465,067

Net unrealized gains/(losses)
included in net income for
the quarter relating to assets
and liabilities held at March 31, 2008	$(75,567	) *	$(2,243	) **	$305 ***	$(242,339	) ****	$321,668	**

*Includes $.6 million included in Capital markets noninterest income, $74 million included in Mortgage banking noninterest income, and
$.9 million included in Revenue from loan sales and securitizations.
**Included in Mortgage banking noninterest income.
  ***Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

****Includes $234.4 million included in Mortgage banking noninterest income and $7.9 million included in Revenue from loan sales and securitizations.

Additionally, FHN may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in first quarter 2008 which were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

Note 13 – Fair Values of Assets and Liabilities (continued)

					Three Months Ended
	Carrying value at March 31, 2008				March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Loans held for sale	$ 905,314	$ -	$ 500,019	$ 405,295	$ 53,166
Securities available for sale	1,403	-	1,145	258	528 *
Loans, net of unearned income**	263,671	-	-	263,671	-
Other assets	121,067	-	-	121,067	2,151
					$ 55,845

  *Represents recognition of other than temporary impairment for cost method investments classified within securities available for sale.
  **Represents carrying value of loans for which adjustments are based on the appraised value of the collateral.  Writedowns on these loans are recognized as part of provision.

In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $36.2 million for its warehouse of trust preferred securities, which is classified within level 3 for Loans held for sale.  The determination of estimated market value for the warehouse was based on a hypothetical securitization transaction for the warehouse as a whole.  FHN used observable data related to prior securitization transactions as well as changes in credit spreads in the CDO market since the most recent transaction.  FHN also incorporated significant internally developed assumptions within its valuation of the warehouse, including estimated prepayments and estimated defaults.  In accordance with SFAS No. 157, FHN excluded transaction costs related to the hypothetical securitization in determining fair value.

FHN also recognized a lower of cost or market reduction in value of $17.0 million relating to mortgage warehouse loans during first quarter 2008.  Approximately $10.5 million is attributable to increased delinquencies or aging of loans.   The market values for these loans are estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions are based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads. The remaining reduction in value of $6.5 million is attributable to lower investor prices, due primarily to credit spread widening.  This reduction was calculated by comparing the total fair value of loans (using the same methodology that is used for fair value option loans) to carrying value for the aggregate population of loans that were not delinquent or aged.

Fair Value Option

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

March 31, 2008
Fair value
	Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate
(Dollars in thousands)	amount	principal	unpaid principal
Loans held for sale reported at fair value:
Total loans	$ 2,302,261	$ 2,267,034	$ 35,227
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

Assets accounted for under SFAS No. 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The change in fair value related to initial measurement and subsequent changes in fair value for mortgage loans held for sale for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item shown below.  Such amount includes approximately $9.5 million of losses included in current period earnings attributable to changes in instrument-specific credit risk, which was determined based on both a quality adjustment for delinquencies and the full credit and liquidity spread on the non-conforming loans.

Note 13 – Fair Values of Assets and Liabilities (continued)

Three Months Ended
March 31, 2008
(Dollars in thousands)	Loans held for sale
Changes in fair value included in net income:
Mortgage banking noninterest income	$ 19,688

Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.

Note 14 – Other Events

FHN continues to review its strategy with respect to its mortgage business activities. Based on its current strategy, FHN could sell or significantly reduce portions of its mortgage business. Currently, FHN is actively engaged in efforts to sell or downsize its national mortgage origination and mortgage servicing business activities. These efforts are not expected to include FHN’s mortgage loan origination activities associated with its Tennessee-based banking operations. Currently, FHN is actively negotiating for a sale of certain parts of its mortgage business, but there can be no certainty that such a transaction will occur or of the final terms of such sale.

If FHN is unable to successfully sell portions of its mortgage business as contemplated above, FHN may significantly reduce its national mortgage origination activities. Any closing of mortgage business or portions thereof would likely involve significant expenses primarily related to employee severance, lease cancellations, and other associated assets.

Subsequent to the end of the first quarter of 2008, FHN completed a public offering of $690 million of its common stock, including exercise of the underwriters’ over allotment option.  The net proceeds from the offering will approximate $660 million after consideration of underwriters’ discounts and commissions as well as estimated offering expenses.  FHN intends to use substantially all of the net proceeds from the sales of the securities for general corporate purposes.

The Board of Directors of FHN has determined that after the dividend payable on July 1, 2008, of $.20 per share, it currently intends to pay dividends in shares of common stock for the foreseeable future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corp. (NYSE: FHN) is a national financial services institution.  From a small community bank chartered in 1864, FHN has grown to be one of the 30 largest bank holding companies in the United States in terms of asset size.

The 10,000 employees of FHN provide financial services to individuals and business customers through hundreds of offices located in more than 40 states.  The corporation’s three major brands -- FTN Financial, First Horizon and First Tennessee – provide customers with a broad range of products and services including:

•	Regional banking, with the largest market share in Tennessee and one of the highest customer retention rates of any bank in the country
•	Capital markets, one of the nation’s top underwriters of U.S. government agency securities
•	Mortgage banking, one of the nation’s top mortgage originators and recipient of consecutive awards for servicing excellence from Fannie Mae and Freddie Mac

FHN companies have been recognized as some of the nation’s best employers by AARP and Working Mother magazines.

In first quarter 2008, FHN revised its business line segments to better align with its strategic direction, representing a focus on its regional banking franchise and capital markets business. To implement this change, the prior Retail/Commercial Banking segment was split into its major components with the national portions of consumer lending and construction lending assigned to a new National Specialty Lending segment that more appropriately reflects the ongoing wind down of these businesses. Additionally, correspondent banking was shifted from Retail/Commercial Banking to the Capital Markets segment to better represent the complementary nature of these businesses. To reflect its geographic focus, the remaining portions of the Retail/Commercial Banking segment now represent the new Regional Banking segment. All prior period information has been revised to conform to the current segment structure and the business line reviews below are based on the new segment presentation.

▪
Regional Banking offers financial products and services, including traditional lending and deposit-taking, to retail and commercial customers in Tennessee and surrounding markets.  Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing.  On March 1, 2006, FHN sold its national merchant processing business. The continuing effects of the divestiture, which is included in the Regional Banking segment, are being accounted for as a discontinued operation.

▪
Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, structured finance, equity research, investment banking, loan sales, portfolio advisory services, and correspondent banking services.

▪
National Specialty Lending consists of traditional consumer and construction lending activities outside the regional banking footprint.  In January 2008, FHN announced the discontinuation of national home builder and commercial real estate lending through its First Horizon Construction Lending offices.

▪
Mortgage Banking helps provide home ownership through First Horizon Home Loans, a division of First Tennessee Bank National Association (FTBNA), which operates offices in approximately 40 states and is one of the top 20 mortgage servicers and top 20 originators of mortgage loans to consumers. This segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.

▪
Corporate consists of unallocated corporate expenses including restructuring, repositioning, and efficiency initiatives, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management and venture capital.

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income.  The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month period ended March 31, 2008, compared to the three-month period ended March 31, 2007.  To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report.  Additional information including the 2007 financial statements, notes, and MD&A is provided in the 2007 Annual Report.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates.  Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” "going forward," and other expressions that indicate future events and trends identify forward-looking statements.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change.  Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns, expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates.  Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles.  Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.  FHN assumes no obligation to update any forward-looking statements that are made from time to time.  Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, and other parts of this Quarterly Report on Form 10-Q for the period ended March 31, 2008.

FINANCIAL SUMMARY (Comparison of First Quarter 2008 to First Quarter 2007)

FINANCIAL HIGHLIGHTS
Earnings for first quarter 2008 were $7.9 million or $.06 per diluted share compared to earnings of $70.5 million or $.55 per diluted share for first quarter 2007.  First quarter 2008 was impacted by several items including increased provisioning for loan losses, the effect of Visa, Inc.’s initial public offering, record performance in fixed income sales, the adoption of accounting standards and costs associated with the company’s restructuring, repositioning, and efficiency initiatives.  Provisioning for loan losses increased by $211.5 million over first quarter 2007 to $240.0 million in the current quarter as loan loss reserves grew from .99 percent of total loans in the first quarter 2007 to 2.20 percent in the first quarter 2008.  The completion of Visa’s IPO resulted in a $95.9 million benefit to first quarter 2008 pre-tax earnings from the redemption of shares totaling $65.9 million and the reversal of $30.0 million of the contingent litigation accrual recognized in fourth quarter 2007 for certain Visa litigation matters.  Additionally, FHN incurred net charges of $21.3 million in the first quarter 2008 from restructuring, repositioning, and efficiency initiatives.  Two items affecting first quarter 2007 were $10.3 million of net securities gains recognized as the investment portfolio was reduced to compensate for loan growth and a $7.5 million reduction in income tax expense as approval was received to consolidate the mortgage company into the bank.

Regional Banking, Capital Markets and National Specialty Lending were all adversely affected by increased provisioning in first quarter 2008 as FHN continued to actively manage the credit risk within its loan portfolios.  First quarter 2008 was a record quarter for Capital Markets fixed income sales generating $152.2 million of revenues as the Federal Reserve’s aggressive rate cuts produced a steeper yield curve.  However, Capital Markets was negatively impacted by the credit market disruptions as widening of CDO credit spreads resulted in a $36.2 million LOCOM adjustment for the trust preferred warehouse.  Mortgage Banking recognized $42.4 million of pre-tax benefit from the adoption of new accounting standards as they affected the valuation of interest rate lock commitments and mortgage loans held for sale.  Mortgage Banking performance was adversely impacted in comparison to first quarter 2007 as the credit market disruptions negatively impacted gain on sale margins.

FHN remained well capitalized in first quarter 2008.  Key ratios were 8.23% for Tier I and 13.01% for total capital as of March 31, 2008.  Corporate net interest margin remained stable at 2.81% for first quarter 2008 compared to 2.84% for first quarter 2007.

Return on average shareholders’ equity and return on average assets were 1.47 percent and ..09 percent, respectively, for the first quarter 2008. Return on average shareholders’ equity and return on average assets were 11.6 percent and .74 percent, respectively, for the first quarter 2007.  Total assets were $37.3 billion and shareholders’ equity was $2.1 billion on March 31, 2008, as compared to $38.8 billion and $2.5 billion, respectively, on March 31, 2007.

BUSINESS LINE REVIEW

Regional Banking
The pre-tax loss for Regional Banking was $18.2 million for first quarter 2008 compared to pre-tax income of $57.0 million for first quarter 2007.  Total revenues for Regional Banking were $207.6 million for first quarter 2008 compared to $227.6 million for first quarter 2007.

Net interest income was $120.6 million in first quarter 2008 compared to $138.9 million in first quarter 2007.  The Regional Banking net interest margin was 4.39 percent in first quarter 2008 compared to 5.08 percent in the first quarter 2007.  This compression resulted as the effects of Federal Reserve rate reductions were not fully passed through to deposit customers and as nonaccrual commercial loans increased.

Noninterest income declined slightly to $87.1 million in first quarter 2008 compared to $88.6 million in first quarter 2007 as decreases in insurance commissions primarily from softness in the property and casualty market and decreases in coin sales revenues due to the closure of this business in second quarter 2007 exceeded an increase in deposit account fees from growth in demand deposits and pricing initiatives.

Provision for loan losses increased to $75.3 million in first quarter 2008 from $14.2 million for the first quarter 2007.  This increase was primarily a result of deterioration in commercial loans.

Noninterest expense decreased to $150.5 million in first quarter 2008 from $156.3 million for the first quarter 2007.  Noninterest expense decreased due to the effects of efficiency initiatives implemented throughout 2007 and first quarter 2008.

Capital Markets
Capital Markets pre-tax income was $22.8 million in first quarter 2008 compared to $14.3 million in first quarter 2007.  Total revenues for Capital Markets were $153.6 million in first quarter 2008 compared to $102.0 million in first quarter 2007.

Net interest income was $19.6 million in first quarter 2008 compared to $10.7 million in first quarter 2007.  This increase is primarily attributable to trading portfolio management activities implemented throughout 2007, a steeper yield curve and the effect of increases in the average trust preferred warehouse.

Income from fixed income sales increased to $152.2 million in first quarter 2008 from $46.3 million in first quarter 2007, reflecting an increase in activity during first quarter 2008 as the Federal Reserve aggressively lowered rates resulting in a steeper yield curve.  Other product revenues were $(18.3) million in first quarter 2008 compared to $45.0 million in first quarter 2007.  This decrease is primarily attributable to the effect of credit market disruptions on the pooled trust preferred product, including both a LOCOM adjustment on the warehouse and no transaction revenues in first quarter 2008.

Provision increased to $15.0 million from $1.2 million to reflect deterioration of correspondent banking loans.

Noninterest expense was $115.7 million in first quarter 2008 compared to $86.6 million in first quarter 2007. This increase is a result of higher production levels during first quarter 2008.

National Specialty Lending
National Specialty Lending had a pre-tax loss of $120.1 million in first quarter 2008 as compared to pre-tax income of $28.2 million in first quarter 2007.  The pre-tax loss in 2008 is primarily a result of an increase in the provision for loan losses to $149.5 million in first quarter 2008 compared to $13.1 million in first quarter 2007 due to deterioration in the national construction and consumer lending portfolios.

Total revenues for National Specialty Lending were $54.5 million for first quarter 2008 as compared to $76.6 million for first quarter 2007.  Net interest income declined to $53.8 million in the first quarter 2008, compared to $64.6 million for the first quarter 2007, as a result of the increase in nonaccrual construction loans.  Noninterest income was $.7 million for the first quarter 2008, compared to $12.0 million for the first quarter 2007, as no consumer loan sales were executed in first quarter 2008.

Noninterest expense was $25.1 million in first quarter 2008, compared to $35.2 million for first quarter 2007.  Noninterest expense declined due to the effects of the business segment wind-down initiated during first quarter 2008.

Mortgage Banking
Mortgage Banking had a pre-tax income of $51.3 million in first quarter 2008, compared to a pre-tax loss of $7.9 million in first quarter 2007.  Total revenues for Mortgage Banking were $199.0 million for first quarter 2008 compared to $97.3 million for first quarter 2007.  Pre-tax earnings for first quarter 2008 were affected positively by $42.4 million related to the adoption of the new accounting standards, including the prospective election of fair value accounting for mortgage warehouse loans.

Net interest income was $31.0 million in first quarter 2008 compared to $20.6 million in first quarter 2007.  The increase is consistent with the increase in the warehouse spread to 2.63 percent in the current quarter compared to 1.12 percent in first quarter 2007.

Noninterest income was $168.0 million in first quarter 2008 compared to $76.7 million in first quarter 2007.  Noninterest income consists primarily of mortgage banking-related revenue from the origination and sale of mortgage loans, fees from mortgage servicing and changes in fair value of mortgage servicing rights (MSR) net of hedge gains or losses.

Net origination income was $84.1 million in first quarter 2008 compared to $63.6 million last year.  The increase in net origination income includes $96.9 million of benefits related to the adoption of new accounting standards, including the prospective election of fair value accounting for substantially all types of mortgage warehouse loans. Gain on sales margins declined to negative 20 basis points in the current quarter from 92 basis points in first quarter 2007 as effects of the credit market pricing stresses resulted in margins significantly below historical levels.  Total mortgage servicing fees decreased to $74.1 million in first quarter 2008 from $84.7 million in the first quarter 2007 reflecting the reclassification of $175 million from excess mortgage servicing rights to trading securities in second quarter 2007. This reclassification was the outcome of capital management initiatives which resulted in modification of the Pooling and Servicing Agreements (PSA) for private (non-GSE) securitizations which were active as of March 31, 2007. The modifications separated master servicing from retained yield.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets positively impacted net revenues by $32.7 million this quarter as compared to a negative impact of $20.0 million in first quarter 2007, primarily resulting from a steeper yield curve that resulted from Federal Reserve rate reductions and widening of mortgage-swap spreads.  Additionally, the change in MSR value due to runoff was $37.4 million in first quarter 2008 compared to $61.7 million last year as the value of MSR that prepaid this quarter was less valuable than a year ago.

Noninterest expense was $147.5 million in first quarter 2008 compared to $105.2 million in first quarter 2007.  This increase in the first quarter of 2008 resulted primarily from a $54.5 million effect of no longer deferring origination costs on warehouse loans accounted for at elected fair value in first quarter 2008.  This amount is offset by a corresponding increase in origination income.   The effects of cost reductions initiated after first quarter 2007 as part of right sizing operations partially offset the increase in nonintererst expense attributable to the fair value election for warehouse loans.

Corporate
The Corporate segment’s results yielded pre-tax income of $63.1 million in first quarter 2008 compared to a pre-tax loss of $2.5 million in first quarter 2007.  The first quarter 2008 results included the recognition of $65.9 million of securities gains from the redemption of shares in conjunction with Visa, Inc.’s initial public offering as well as a reversal of non-interest expense totaling $30.0 million for a reduction in the contingent liability for certain Visa litigation matters.  Additionally, results for first quarter 2008 include $21.3 million of net charges associated with implementation of restructuring, repositioning and efficiency initiatives. See discussion of the restructuring, repositioning and efficiency initiatives below for further details.  First quarter 2007 results included $10.3 million of net securities gains as the investment portfolio was reduced to compensate for loan growth.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

Throughout 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity.  In addition, during 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets, as well as plans to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  As part of its strategy to reduce its national real estate portfolio, FHN announced in January 2008 that it was discontinuing national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices.  Additionally, FHN is continuing the repositioning of First Horizon Home Loans’ mortgage banking operations, including sales of MSR in fourth quarter 2007 and first quarter 2008.  Net costs recognized by FHN in the three months ended March 31, 2008, related to restructuring, repositioning, and efficiency activities were $21.3 million, including $2.5 million of losses related to asset impairments.  Losses from the disposition of certain First Horizon Bank branches in first quarter 2008 are included in noninterest income.  Additionally, transaction costs recognized in the first quarter of 2008 from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in noninterest income.  All other costs incurred in relation to the restructuring, repositioning, and efficiency initiatives implemented by management are included in noninterest expense.  All costs associated with FHN’s restructuring, repositioning, and efficiency initiatives in the first quarter of 2008 are recorded as unallocated corporate charges within the Corporate segment.  Significant expenses in the first quarter of 2008 resulted from the following actions:

•
Expense of $15.1 million associated with organizational and compensation changes due to right sizing operating segments, the divestiture of certain First Horizon Bank branches, and consolidating functional areas.

•	Losses of approximately $1.0 million from the sales of certain First Horizon Bank branches.
•	Transaction costs of $2.7 million from the sale of mortgage servicing rights.
•	Expense of $2.5 million for the writedown of certain intangibles and other assets resulting from the change in FHN’s national banking strategy.

Settlement of the obligations arising from current initiatives will be funded from operating cash flows.  The remaining assets and liabilities to be sold related to the First Horizon Bank branches are reflected as held-for-sale on the Consolidated Condensed Statements of Condition.  Sale of the remaining nine branches in Atlanta closed in May 2008 and resulted in a minimal effect on earnings.  The aggregate carrying amounts of loans, deposits, other assets and other liabilities held for divestiture were $208 million, $119 million, $9 million, and $13 million, respectively, as of March 31, 2008.  The effect of suspending depreciation on assets held for sale was immaterial to FHN’s results of operations for first quarter 2008.  As a result of the change in FHN’s national banking strategy, a writedown of other intangibles of $2.4 million was recognized in first quarter 2008 related to certain banking licenses. The recognition of this impairment loss will have no effect on FHN’s debt covenants.  The impairment loss related to such intangible assets is recorded as an unallocated corporate charge within the Corporate segment and is included in all other expense on the Consolidated Condensed Statements of Income.  As a result of the restructuring, repositioning, and efficiency initiatives implemented to date by management, the effects of $175 million in aggregate annual pre-tax improvements are being experienced by FHN in its first quarter 2008 run-rate, with an additional $70 million in annual profitability improvements anticipated to be experienced through 2008 in relation to the First Horizon Bank branch divestitures and the restructuring of mortgage operations and national lending operations.  Due to the broad nature of the actions being taken, all components of income and expense will be affected.

Charges related to restructuring, repositioning, and efficiency initiatives for the three months ended March 31, 2008, are presented in the following table based on the income statement line item affected.  See Note 12 – Restructuring, Repositioning, and Efficiency Charges and Note 2 – Acquisitions/Divestitures for additional information.

Table 1 - Charges for Restructuring, Repositioning, and Efficiency Initiatives

Three Months Ended
March 31
(Dollars in thousands)	2008
Noninterest income:
Mortgage banking	$(2,667)
Losses on divestitures	(995)
Total noninterest income	(3,662)
Noninterest expense:
Employee compensation, incentives and benefits	7,412
Occupancy	981
Equipment rentals, depreciation and maintenance	83
Communications and courier	6
All other expense	9,142
Total noninterest expense	17,624
Loss before income taxes	$(21,286)

Activity in the restructuring and repositioning liability for the three months ended March 31, 2008 is presented in the following table:

(Dollars in thousands)	Liability
Beginning Balance	$19,675
Severance and other employee related costs	7,390
Facility consolidation costs	891
Other exit costs, professional fees and other	6,832
Total Accrued	34,788
Payments*	11,475
Accrual Reversals	623
Restructuring and Repositioning Reserve Balance	$22,690
* Includes payments related to:	Three Months Ended
March 31, 2008
Severance and other employee related costs	$ 6,655
Facility consolidation costs	1,234
Other exit costs, professional fees and other	3,586
$ 11,475

INCOME STATEMENT

Total revenues (net interest income and noninterest income) were $677.2 million in first quarter 2008 compared to $520.6 million in 2007.  Net interest income was $228.1 million in first quarter 2008 compared to $237.4 million in 2007 and noninterest income was $449.1 million in 2008 compared to $283.2 million in 2007.  A discussion of the major line items follows.

NET INTEREST INCOME

Net interest income decreased 4 percent to $228.1 million in first quarter 2008. Earning assets declined 3 percent to $32.7 billion and interest-bearing liabilities declined 3 percent to $28.4 billion in first quarter 2008.

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

The consolidated net interest margin was 2.81 percent for first quarter 2008 compared to 2.84 percent for first quarter 2007.  This compression in the margin occurred as the net interest spread increased to 2.35 percent from 2.20 percent in 2007 while the impact of free funding decreased from 64 basis points to 46 basis points.

Table 2 - Net Interest Margin

	Three Months Ended
	March 31
	2008	2007
Consolidated yields and rates:
Loans, net of unearned income	6.07%	7.56%
Loans held for sale	5.88	6.46
Investment securities	5.41	5.65
Capital markets securities inventory	4.62	5.03
Mortgage banking trading securities	13.18	12.44
Other earning assets	2.89	5.03
Yields on earning assets	5.86	6.97
Interest-bearing core deposits	2.85	3.25
Certificates of deposits $100,000 and more	4.63	5.36
Federal funds purchased and securities sold under agreements to repurchase	2.95	4.89
Capital markets trading liabilities	4.57	5.69
Commercial paper and other short-term borrowings	3.29	5.25
Long-term debt	4.37	5.64
Rates paid on interest-bearing liabilities	3.51	4.77
Net interest spread	2.35	2.20
Effect of interest-free sources	.46	.64
FHN - NIM	2.81%	2.84%
Certain previously reported amounts have been reclassified to agree with current presentation.

Prospectively, net interest margin is expected to be relatively stable or perhaps show some improvement given a steeper yield curve and the reduction of lower margin businesses.

NONINTEREST INCOME

Mortgage Banking Noninterest Income
First Horizon Home Loans, a division of FHN, offers residential mortgage banking products and services to customers, which consist primarily of the origination or purchase of single-family residential mortgage loans.  First Horizon Home Loans originates mortgage loans through its retail and wholesale operations for sale to secondary market investors and subsequently provides servicing for the majority of those loans.

Prior to adoption of new accounting standards in first quarter 2008, origination income included origination fees, net of costs, gains/ (losses) recognized on loans sold including the capitalized fair value of MSR, and the value recognized on loans in process including results from hedging.  Origination fees, net of costs (including incentives and other direct costs), were deferred and included in the basis of the loans in calculating gains and losses upon sale.  Gain or loss was recognized due to changes in fair value of an interest rate lock commitment made to the customer.  Gains or losses from the sale of loans were recognized at the time a mortgage loan was sold into the secondary market.  See Critical Accounting Policies and Note 1 - Financial Information for more discussion of the effects of adopting the new accounting standards.

Upon adoption of the new accounting standards, origination income includes origination fees, gains / (losses) recognized on loans sold including the capitalized fair value of MSR, and the value recognized on loans in process including results from hedging.  Upon election of fair value accounting for substantially all warehouse loans, the value recognized on these loans includes changes in investor prices, MSR and concessions. The related origination fees are no longer deferred but recognized in origination income upon closing of a loan.

Origination income increased to $84.1 million in first quarter 2008 compared to $63.6 million last year as loans delivered into the secondary market increased 19 percent to $7.5 billion and the margin on deliveries decreased from 92 basis points in first quarter 2007 to negative 20 basis points in 2008.  First quarter 2008 origination income includes a $96.9 million effect of adopting the new accounting standards.

Servicing income includes servicing fees, changes in the fair value of the MSR asset and net gains or losses from hedging MSR.  First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies).  Total mortgage servicing fees decreased 13 percent to $74.1 million in first quarter 2008 from $84.7 million in the first quarter 2007 reflecting the effect of the reclassification of excess mortgage servicing rights to trading securities in conjunction with the modification of the PSA.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets positively impacted net revenues by $32.7 million this quarter as compared to a negative impact of $20.0 million in first quarter 2007, primarily resulting from a steeper yield curve that resulted from Federal Reserve rate reductions and widening of mortgage-swap spreads.  Additionally, the change in MSR value due to runoff was $37.4 million in first quarter 2008 compared to $61.7 million last year as the value of MSR that prepaid this quarter was less valuable than a year ago.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method, which provide ancillary activities to mortgage banking, and fees from retail construction lending.

Table 3 - Mortgage Banking Noninterest Income

	Three Months Ended		Percent
	March 31		Change
	2008	2007	(%)
Noninterest income (thousands):
Origination income	$84,056	$63,641	32.1	+
Servicing income	69,344	3,008	NM
Other	5,312	6,448	17.6	-
Total mortgage banking noninterest income	$158,712	$73,097	117.1	+
Mortgage banking statistics (millions):
Refinance originations	$4,776.0	$2,804.7	70.3	+
Home-purchase originations	2,733.5	3,497.7	21.8	-
Mortgage loan originations	$7,509.5	$6,302.4	19.2	+
Servicing portfolio - owned	$99,021.5	$102,821.5	3.7	-
NM - not meaningful

Capital Markets Noninterest Income
Capital markets noninterest income, the major component of revenue in the Capital Markets segment, is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including structured finance, equity research, investment banking, loans sales, correspondent banking and portfolio advisory activities.  Inventory positions are limited to the procurement of securities solely for distribution to customers by the sales staff.  A portion of the inventory is hedged to protect against movements in fair value due to changes in interest rates.

Revenues from fixed income sales increased $105.9 million compared to first quarter 2007 reflecting the effects of a steeper yield curve resulting from the Federal Reserve’s aggressive rate cuts during the quarter and the associated positive impact on the demand for fixed income products.  Revenues from other products decreased $61.6 million in comparison to first quarter 2007. This decrease is primarily attributable to the effect of credit market disruptions on the pooled trust preferred product, including both a $36.2 million LOCOM adjustment on the warehouse and no transaction revenues in first quarter 2008.

Table 4 - Capital Markets Noninterest Income

	Three Months Ended
	March 31		Growth
(Dollars in thousands)	2008	2007	Rate (%)
Noninterest income:
Fixed income	$152,208	$46,313	228.7	+
Other product revenue	(20,751)	40,800	NM
Total capital markets noninterest income	$131,457	$87,113	50.9	+
NM - not meaningful

Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income.  Deposit transactions and cash management fees increased $3.2 million or 8 percent, reflecting growth in demand deposits and pricing initiatives.  Revenue from loan sales and securitizations decreased $13.8 million due to the effects of credit market disruptions as the market for consumer loans disappeared in the latter half of 2007.  Insurance commissions decreased $1.6 million, or 17 percent, primarily due to softness in the property and casualty market.  First quarter 2008 results included $65.9 million of net securities gains from the redemption of shares in conjunction with Visa, Inc.’s initial public offering while first quarter 2007 results include $10.3 million of net securities gains as the investment portfolio was reduced to compensate for loan growth.  Other revenues related to deferred compensation plans decreased $7.8 million in comparison to first quarter 2007, which is offset by a related decrease in noninterest expense associated with these plans.

NONINTEREST EXPENSE
Total noninterest expense for first quarter 2008 increased 9 percent to $438.3 million from $403.0 million in 2007.  This increase includes a $54.5 million effect of no longer deferring origination costs on warehouse loans accounted for at elected fair value in first quarter 2008.  This amount is offset by a corresponding increase in mortgage banking noninterest income.  Also affecting noninterest expense in first quarter 2008 is the reversal of $30.0 million of the contingent litigation accrual recognized in fourth quarter 2007 related to certain Visa litigation matters.  Additionally, results for first quarter 2008 include $21.3 million of net charges associated with implementation of restructuring, repositioning and efficiency initiatives. See discussion of the restructuring, repositioning and efficiency initiatives below for further details.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased to $287.5 million from $246.4 million in 2007 reflecting the effects of no longer deferring compensation directly attributable to the origination of mortgage loans accounted for at elected fair value.  Additionally, record capital markets fixed income sales in the current quarter resulted in a related increase in compensation costs.  Partially offsetting these amounts is the effects of FHN’s efficiency initiatives as headcount was significantly reduced in comparison to first quarter 2007.

Also included in noninterest expense was a decrease of $10.0 million compared to first quarter 2007 related to deferred compensation plans for which, as discussed above, there was a related decrease in revenue.  All other noninterest expense decreased 4 percent, or $3.3 million, from the benefits of implementation of efficiency initiatives throughout 2007.

INCOME TAXES

The benefit from income taxes in the current quarter results from approximately $8 million of permanent quarterly tax benefits primarily related to investments in low income housing partnerships and bank owned life insurance.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio.  An analytical model based on historical loss experience adjusted for current events, trends and economic conditions is used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance.  In first quarter 2008 and fourth quarter 2007, FHN conducted focused portfolio management activities to identify problem credits and to ensure appropriate provisioning and reserve levels.  See Critical Accounting Policies for additional discussion of these procedures.  The provision for loan losses was $240.0 million in first quarter 2008 compared to $28.5 million in first quarter 2007.  The provision for loan losses increased $211.5 million, reflecting recognition of portfolio deterioration due to declining economic conditions, especially in national construction and home equity loans.  The net charge-off ratio increased to 181 basis points in first quarter 2008 from 48 basis points in first quarter 2007 as net charge-offs grew to $99.1 million from $26.6 million, driven by problem loans primarily in the national construction portfolios and an increase in problem loans in the home equity portfolio.

Table 5 - Net Charge-off Ratios *

	Three Months Ended
	March 31
	2008	2007
Total commercial	1.93%	.57%
Retail real estate	1.61	.32
Other retail	3.43	2.45
Credit card receivables	3.92	2.79
Total net charge-offs	1.81	.48
*Net charge-off ratios are calculated based on average loans, net of unearned income.
Table 7 provides information on the relative size of each loan portfolio.

Nonperforming loans in the loan portfolio were $527.6 million on March 31, 2008, compared to $73.6 million on March 31, 2007. The ratio of nonperforming loans in the loan portfolio to total loans was 241 basis points on March 31, 2008, and 33 basis points on March 31, 2007. The increase in nonperforming loans is primarily attributable to deterioration in the one-time close and homebuilder/condominiums portfolios, due primarily to the slowdown in the housing market.  Nonperforming one-time close loans (the Retail Real Estate Construction line on Table 7) increased to $199.7 million on March 31, 2008 from $29.2 million on March 31, 2007.  Nonperforming homebuilder/condominiums loans increased to $238.9 million on March 31, 2008 from $7.7 million on March 31, 2007. These portfolios are included in the Commercial Real Estate Construction line of Table 7.

Nonperforming assets were $620.9 million on March 31, 2008, compared to $135.9 million on March 31, 2007.  The nonperforming assets ratio was 278 basis points on March 31, 2008 and 56 basis points last year.  In addition to the increase in nonperforming loans, foreclosed assets increased $31.7 million, which is primarily attributable to deterioration in the national construction portfolios. Foreclosed assets are written down to net realizable value at foreclosure. The nonperforming asset ratio is expected to remain under pressure throughout the balance of the negative housing cycle.

Table 6 - Asset Quality Information

	First Quarter
(Dollars in thousands)	2008		2007
Allowance for loan losses:
Beginning balance on December 31	$342,341		$216,285
Provision for loan losses	240,000		28,486
Divestitures/acquisitions/transfers	-		2,655
Charge-offs	(101,756)		(29,665)
Recoveries	2,618		3,045
Ending balance on March 31	$483,203		$220,806
Reserve for off-balance sheet commitments	11,786		9,406
Total allowance for loan losses and reserve for off-balance sheet commitments	$494,989		$230,212

	March 31
	2008		2007
Regional Banking:
Nonperforming loans	$81,244		$26,212
Foreclosed real estate	38,019		27,204
Total Regional Banking	119,263		53,416
Capital Markets:
Nonperforming loans	13,030		3,598
Foreclosed real estate	600		810
Total Capital Markets	13,630		4,408
National Specialty Lending:
Nonperforming loans	433,285		43,810
Foreclosed real estate	29,680		12,040
Total National Specialty Lending	462,965		55,850
Mortgage Banking:
Nonperforming loans - held for sale	9,693		10,347
Foreclosed real estate	15,373		11,904
Total Mortgage Banking	25,066		22,251
Total nonperforming assets	$620,924		$135,925

Total loans, net of unearned income	$21,932,020		$22,268,190
Insured loans	(808,606)		(847,090)
Loans excluding insured loans	$21,123,414		$21,421,100
Foreclosed real estate from GNMA loans	$22,346		$16,655
Potential problem assets*	475,302		161,280
Loans 30 to 89 days past due	257,798		146,638
Loans 30 to 89 days past due - guaranteed portion**	76		344
Loans 90 days past due	74,380		41,300
Loans 90 days past due - guaranteed portion**	247		182
Loans held for sale 30 to 89 days past due	65,082		30,848
Loans held for sale 30 to 89 days past due - guaranteed portion**	65,082		24,462
Loans held for sale 90 days past due	225,805		128,540
Loans held for sale 90 days past due - guaranteed portion**	223,383		123,279
Off-balance sheet commitments***	$6,826,000		$7,586,292
Allowance to total loans	2.20%		.99%
Allowance to loans excluding insured loans	2.29		1.03
Allowance to nonperforming loans in the loan portfolio	92		300
Nonperforming assets to loans and foreclosed real estate	2.77		.52
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.03		.02
Allowance to annualized net charge-offs	1.22	x	2.07	x
* Includes 90 days past due loans.
** Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
*** Amount of off-balance sheet commitments for which a reserve has been provided.
Certain previously reported amounts have been reclassified to agree with current presentation.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard.  In total, potential problem assets were $475.3 million on March 31, 2008, up from $161.3 million on March 31, 2007.  Also, loans 30 to 89 days past due increased to $257.8 million on March 31, 2008, up from $146.6 million on March 31, 2007. This significant increase was primarily driven by the slowdown in the housing market and its impact on national homebuilder and one-time close portfolios. The current expectation of losses from both potential problem assets and loans 30 to 89 days past due has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Asset quality indicators are expected to remain stressed in 2008 due to the expectation that the housing industry and broader economic conditions will deteriorate. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of this MD&A discussion.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets.  During first quarter 2008, earning assets decreased 3 percent and averaged $32.7 billion compared to $33.8 billion in first quarter 2007, as approximately $.6 billion of government agency securities were sold late in first quarter 2007 to accommodate anticipated loan growth.  This activity did not have a significant impact on the average balance for first quarter 2007.  An emphasis on management of the capital markets securities inventory also contributed to the decline in average earning assets.

LOANS

Average total loans remained constant at $22.0 million for first quarter 2008 as compared to the first quarter 2007.  This reflects the net effect of several events affecting the loan portfolio.  Reductions in loans occurred from the sale of the First Horizon Bank branches and elevated charge off levels in the latter half of 2007 and first quarter 2008.  Offsetting these impacts were increases in the loan portfolio as consumer lending and certain trust preferred loans were included in the portfolio in first quarter 2008 compared to these loans being considered as loans held for sale in first quarter 2007.  Average loans represented 67 percent of average earning assets in first quarter 2008 and 65 percent in 2007.  Commercial, financial and industrial loans remained flat at $7.1 billion in comparison to first quarter 2007.  Commercial construction loans decreased 5 percent or $130.1 million since first quarter 2007, primarily due to the effects of the wind-down for national home builder lending announced in first quarter 2008 as well as charge offs recognized in fourth quarter 2007 and first quarter 2008 on this portfolio.  On March 31, 2008, FHN did not have any concentrations of 10 percent or more of total loans in any single industry.

Total retail loans decreased 1 percent or $99.5 million reflecting a decline in home equity lines and loans that was primarily due to curtailment of national consumer lending activity initiated in first quarter 2008.  Additional loan information is provided in Table 7 – Average Loans.

Table 7 - Average Loans

	Three Months Ended
	March 31
		Percent	Growth		Percent
(Dollars in millions)	2008	of Total	Rate	2007	of Total
Commercial:
Commercial, financial and industrial	$7,121.9	33%	(.1)%	$7,131.1	32%
Real estate commercial (a)	1,347.4	6	16.4	1,157.7	5
Real estate construction (b)	2,713.2	12	(4.6)	2,843.3	13
Total commercial	11,182.5	51	.5	11,132.1	50
Retail:
Real estate residential (c)	7,774.4	35	(1.7)	7,908.0	36
Real estate construction (d)	1,909.0	9	(6.7)	2,046.0	9
Other retail	142.0	1	(7.6)	153.6	1
Credit card receivables	195.1	1	(.1)	195.2	1
Real estate loans pledged
against other collateralized borrowings (e)	755.1	3	31.9	572.3	3
Total retail	10,775.6	49	(.9)	10,875.1	50
Total loans, net of unearned	$21,958.1	100%	(.2)%	$22,007.2	100%
(a) Includes nonconstruction income property loans
(b) Includes homebuilder, condominium, and income property construction loans
(c) Includes home equity loans and lines of credit (average for first quarter 2008 and 2007 - $3.7 billion and $4.2 billion, respectively)
(d) Includes one-time close product
(e) Includes on-balance sheet securitizations of home equity loans

Total loans is expected to decline throughout 2008 as held-to-maturity originations of the national home equity, one-time close and homebuilder lending products have been discontinued and overall loan demand is expected to be soft given the economic environment.

LOANS HELD FOR SALE / LOANS HELD FOR SALE - DIVESTITURE

Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, student loans, and small issuer trust preferred securities.  The mortgage warehouse accounts for the majority of loans held for sale.  Loans held for sale increased 2 percent to $3.7 billion in 2008 from $3.6 billion in 2007.  This change is primarily attributable to the increase in the average mortgage warehouse due to a lack of market liquidity, which was partially offset by the decrease in consumer loans held for sale as FHN transitioned consumer loans to the portfolio in response to the credit market disruptions that commenced in the latter half of 2007.  FHN continues to fund loan originations and maintain a stable liquidity position through loan sales and securitizations principally of first lien mortgage loans.  On March 31, 2008, loans held for sale – divestiture were $207.7 million. During first quarter 2008 loans held for sale – divestiture averaged $248.8 million.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits increased slightly to $13.7 billion in first quarter 2008 compared to $13.3 billion in 2007, primarily reflecting growth in interest bearing savings deposits.  Short-term purchased funds averaged $12.7 billion for first quarter 2008, down 14 percent or $2.0 billion from $14.7 billion in first quarter 2007.  During the latter half of 2007 and first quarter 2008, FHN has shifted wholesale borrowings from short-term certificates of deposit (CD) to less credit sensitive sources, including Federal Home Loan Bank advances and the Federal Reserve’s Term Auction Facility.  In the first quarter 2008, short-term purchased funds accounted for 38 percent of FHN’s total funding down from 43 percent in first quarter 2007.  Total funding is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and long-term debt.  Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings.  Long-term debt averaged $6.8 billion in first quarter 2008 compared to $6.4 billion in first quarter 2007.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Average shareholders’ equity decreased 12 percent in first quarter 2008 to $2.2 billion from $2.5 billion.  Period-end shareholders’ equity was $2.1 billion on March 31, 2008, down 16 percent from the prior year.  These decreases principally resulted from the net loss recognized in fourth quarter 2007.  Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders.

Table 8 - Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs
2008
January 1 to January 31	*	$17.62	*	36,328
February 1 to February 29	*	23.44	*	36,328
March 1 to March 31	4	17.20	4	36,324
Total	4	$17.31	4
*Amount is less than 500 shares
Compensation Plan Programs:
-	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total number originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On March 31, 2008, the maximum number of shares that may be purchased under the program was 28.8 million shares.

Other Programs:
-	On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010. Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management. The new authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated. On March 31, 2008, the maximum number of shares that may be purchased under the program was 7.5 million shares.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries.  Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.  The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized.  For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively.  As of March 31, 2008 and 2007, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 6 – Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns.  The Enterprise-wide Risk/Return Management Committee oversees risk management governance.  Committee membership includes the CEO and other executive officers of FHN.  The Executive Vice President (EVP) of Risk Management oversees reporting for the committee.  Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes.  The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Credit Risk Management Committee, Asset/Liability Committee (ALCO), Capital Management Committee, Regulatory Compliance Committee, Operational Risk Committee, and the Executive Program Governance Forum.  The Chief Credit Officer, EVP Funds Management and Corporate Treasurer, Chief Financial Officer, EVP Risk Management, Government Relations and CRA, EVP of Risk Management, and EVP of Corporate Services chair these committees respectively.  Reports regarding Credit, Asset/Liability Management, Market Risk, Capital Management, Regulatory Compliance, and Operational Risks are provided to the Credit Policy and Executive and/or Audit Committee of the Board and to the full Board.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Given the significant current uncertainties in the mortgage and credit markets, it is anticipated that 2008 will continue to be challenging for the housing markets and for FHN. Competitive pricing pressure is likely to continue related to mortgage (first- and second-lien) gain on sale margins. In addition, current volatility and reduced liquidity in the capital markets may adversely impact market execution putting continued pressure on margins as well as revenues. As difficulties in the mortgage and credit markets persist, FHN will continue to adapt its liquidity management strategies. Further deterioration of the housing market could result in increased credit costs depending on the length and depth of this market cycle.

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

LIQUIDITY MANAGEMENT

ALCO focuses on being able to fund assets with liabilities of the appropriate duration, as well as the risk of not being able to meet unexpected cash needs.  The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations.  This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, maintaining sufficient unused borrowing capacity in the national money markets, growing core deposits, and the repayment of loans and the capability to sell or securitize loans.  ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments.  Funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Home Loan Bank (FHLB), the Federal Reserve Banks, access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, availability to the overnight and term Federal Funds markets, dealer and commercial customer repurchase agreements, and through the sale or securitization of loans.

Core deposits are a significant source of funding and have been a stable source of liquidity for banks.  The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law.  For first quarter 2008 and 2007, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 155 percent and 161 percent, respectively.  Should loan growth exceed core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position.  One means of maintaining a stable liquidity position is to sell loans either through whole-loan sales or loan securitizations.  During 2007,

FHN sold loans through on-balance sheet securitizations structured as financings for accounting purposes.  FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

FTBNA has a bank note program providing additional liquidity of $5.0 billion.  This bank note program provides FTBNA with a facility under which it may continuously issue and offer short- and medium-term unsecured notes.  On March 31, 2008, $1.6 billion was available under current conditions through the bank note program as a funding source.

FHN and FTBNA have the ability to generate liquidity by incurring other debt.  FHN evaluates alternative sources of funding, including loan sales, securitizations, syndications, and FHLB borrowings in its management of liquidity.

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2008 and 2007.  For the three months ended March 31, 2008, net cash used in financing activities exceeded positive cash flows from operating and investing activities primarily due to a decline in wholesale deposits as FHN reduced its use of this more volatile funding source in response to the credit market disruptions that started in third quarter 2007.  Positive investing cash flows resulted from the decrease in the loan portfolio as well as the prospective classification of retained interests in securitizations within investing activities.  Cash provided by operating activities was positively impacted by decreases in trading securities resulting from portfolio management activities within Capital Markets.  For the three months ended March 31, 2007, net cash provided by investing and financing activities exceeded negative cash flows from operating activities primarily due to a temporary increase in cash demands from capital markets activities. Positive investing cash flows resulted as $.6 billion available for sale securities were sold in anticipation of loan growth, and the issuance of $.8 billion in long term debt resulted in an increase in net cash from financing activities. As deposits grew $2.3 billion, short-term borrowings were reduced by $2.2 billion in first quarter 2007.

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries along with net proceeds from stock sales through employee plans, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders.  The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions.  The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt.

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. One effect of this regulatory calculation method is that the amount available for preferred or common dividends by FTBNA without prior regulatory approval can change substantially at the beginning of each new fiscal year compared with the last day of the year just completed. However, due to the net retained loss experienced in 2007, during 2008, FTBNA’s excess dividends in the year 2007 may be applied against retained net income for the year 2005. Also, during 2009, FTBNA’s excess dividends in the year 2007 may be applied against the net retained net income for the years 2005 and 2006. Applying the applicable rules, FTBNA’s total amount available for dividends was ($74.0) million at December 31, 2007 and at January 1, 2008.  Earnings (or losses) and dividends declared during 2008 will change the amount available during 2008 until December 31. As long as the dividends declared in 2008 do not exceed FTBNA’s net income in that year, the amount available for dividends at January 1, 2009 will be the same as that available at December 31, 2008.

FTBNA has obtained approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in April 2008, and recently requested similar approval for dividends on that class of stock payable in July 2008. FTBNA has not requested approval to pay common dividends to its sole common stockholder, FHN. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether or not to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity and other needs.

On April 27, 2008, FHN’s Board of Directors determined to cease paying cash dividends following the cash dividend of 20 cents per share payable on July 1, 2008. Instead, the Board intends to pay a dividend in shares of common stock with a value equal to the previous 20 cents per share cash dividend rate. The Board currently intends to reinstate a cash dividend at an appropriate and prudent level once earnings and other conditions improve sufficiently, consistent with regulatory and other constraints. The Board anticipates that this policy will remain in effect for the foreseeable future.

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

FHN’s use of government agencies as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry.  During first quarter 2008, approximately $4.3 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Historically, certain of FHN's originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, have  not conformed to the requirements for sale or securitization through government agencies.  FHN pooled and securitized these non-conforming loans in proprietary transactions.  After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.  These transactions, which were conducted through single-purpose business trusts, are an efficient way for FHN and other participants in the housing industry to monetize these assets.  On March 31, 2008 and 2007, the outstanding principal amount of loans in these off-balance sheet business trusts was $24.7 billion and $25.0 billion, respectively.  FHN has substantially reduced its origination of these loans in response to disruptions in the credit markets and did not execute a securitization of these loans in first quarter 2008.  Given the historical significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans was an important source of liquidity to FHN.  Future availability of this market will be subject to market conditions.

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

COMPLIANCE RISK MANAGEMENT

Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to banking activities. Management, measurement, and reporting of compliance risk are overseen by the Regulatory Compliance Committee, which is chaired by the EVP Risk

Management, Government Relations and CRA. Key executives from the business segments, legal, risk management, and shared services are represented on the committee. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee, and to the Audit Committee of the Board, as applicable. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.

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

FHN has processes and management committees in place that are designed to assess and monitor credit risks.  These are subject to independent review by FHN’s Credit Risk Assurance Group, which encompasses both Credit Review and Credit Quality Control functions.  The EVP of Credit Risk Assurance is appointed by and reports to the Credit Policy & Executive Committee of the Board.  This group is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality and credit risk management processes.  Management’s Asset Quality Committee has the responsibility to evaluate its assessment of current asset quality for each lending product.  In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs.  A primary objective of this committee is to provide information about changing trends in asset quality by region or loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses.  The Credit Watch Committee has primary responsibility to enforce proper loan risk grading, to identify credit problems and to monitor actions to rehabilitate certain credits.  Management also has a Credit Risk Management Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues.  The committee also recommends credit policies, which are submitted for approval to the Credit Policy and Executive Committee of the Board, and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies.  In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty.  FHN’s goal is to manage risk and price loan products based on risk management decisions and strategies.  Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies.  It is management’s objective that both charge-offs and asset write-downs are recorded promptly, based on management’s assessments of current collateral values and the borrower’s ability to repay.

FHN has a significant concentration of loans secured by residential real estate (53 percent of total loans) primarily in three portfolios.  The retail real estate residential portfolio (35 percent of total loans) is comprised of primarily home equity lines and loans.  While this portfolio is showing increased stress related to loss severities experienced due to the downturn in the housing market, it contains loans extended to strong borrowers with high credit scores and is geographically diversified.

The OTC portfolio (9 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing.  Portfolio performance issues are more acute in certain volatile markets.

The Residential CRE portfolio (9 percent of total loans) has also been negatively impacted by the housing industry downturn as liquidity has been severely stressed.  Similar to the OTC portfolio, Residential CRE portfolio performance was driven by conditions in markets that have been significantly impacted by the downturn.

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

MSR Estimated Fair Value
In accordance with Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” FHN has elected fair value accounting for all classes of mortgage servicing rights.  The fair value of MSR typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio.

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR.  As such, like other participants in the mortgage banking business, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR.  This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, and moderate), agency type and other factors.  FHN uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews estimated fair values and assumptions with third-party brokers and other service providers on a quarterly basis.  FHN also compares its estimates of fair value and assumptions to recent market activity and against its own experience.

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

Table 9 - Mortgage Banking Prepayment Assumptions

	Three Months Ended
	March 31
	2008	2007
Prepayment speeds
Actual	18.4%	17.1%
Estimated*	25.8	14.0
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

First Horizon Home Loans engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR.  Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal

(and an annual formal) valuation of the servicing portfolio by a prominent independent mortgage-servicing brokers, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business.  Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information.  On March 31, 2008 and 2007, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

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

Hedging the Fair Value of MSR
First Horizon Home Loans enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  Specifically, First Horizon Home Loans enters into interest rate contracts (including swaps, swaptions and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR.  Substantially all capitalized MSR are hedged.  The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions.  Changes in the value of the hedges are recognized as a component of net servicing income in mortgage banking noninterest income.  Successful economic hedging will help minimize earnings volatility that may result from carrying MSR at fair value.  Fair values of the derivatives used to hedge MSR (and excess interest as discussed below) are obtained through price quotes received from third party broker-dealers in the derivative markets.

First Horizon Home Loans generally experiences increased loan origination and production in periods of low interest rates which result in the capitalization of new MSR associated with new production.  This provides for a “natural hedge” in the mortgage-banking business cycle.  New production and origination does not prevent First Horizon Home Loans from recognizing losses due to reduction in carrying value of existing servicing rights as a result of prepayments; rather, the new production volume results in loan origination fees and the capitalization of MSR as a component of realized gains related to the sale of such loans in the secondary market, thus the natural hedge, which tends to offset a portion of the reduction in MSR carrying value during a period of low interest rates.  In a period of increased borrower prepayments, these losses can be significantly offset by a strong replenishment rate and strong net margins on new loan originations.  To the extent that First Horizon Home Loans is unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declines from historical experience, the value of the natural hedge may diminish, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

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

Principal Only and Subordinated Bond Certificates
In some instances, FHN retains interests in the loans it securitizes by retaining certificated principal only strips or subordinated bonds.  To determine the fair value of principal only strips, FHN uses the market prices from comparable assets such as publicly traded FNMA trust principal only strips that are adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities.  The fair value of subordinated bonds is determined using the best available market information, which may include trades of comparable securities, independently provided spreads to other marketable securities, and published market research.  Where no market information is available, the company utilizes an internal valuation model.  As of March 31, 2008, no market information was available, and the subordinated bonds were valued using an internal model which includes assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require.  The assumptions were consistent with those embedded in the December 31, 2007 values, when there was more market information available, except that loss frequency and loss severity assumptions were worsened consistent with published industry cumulative historical loss information and published market projections of future deteriorations in real estate values.  As of March 31, 2007, the subordinated bonds were valued using trades of comparable market securities and independently provided spreads.  Both the principal only strips and the subordinated bonds are collateralized by prime or Alt-A jumbo loans which FHN originated and sold into private label securitizations, primarily in 2006 and 2007.  FHN does not utilize derivatives to hedge against changes in the fair value of these certificates.

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

Sensitivity of MSR and Other Retained Interests
The sensitivity of the current fair value of all retained or purchased interests for MSR to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2008, are as follows:

Table 10 - Sensitivity of the Current Fair Value of All Retained or Purchased Interest for MSR

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC
March 31, 2008
Fair value of retained interests	$865,855	$20,126	$9,942
Weighted average life (in years)	4.4	2.4	1.9

Annual prepayment rate	20.0%	33.8%	41.0%
Impact on fair value of 10% adverse change	$(48,824)	$(1,458)	$(780)
Impact on fair value of 20% adverse change	(92,794)	(2,771)	(1,483)

Annual discount rate on servicing cash flows	11.2%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(27,982)	$(510)	$(260)
Impact on fair value of 20% adverse change	(54,171)	(993)	(505)

Annual cost to service (per loan)*	$55	$50	$50
Impact on fair value of 10% adverse change	(11,494)	(408)	(292)
Impact on fair value of 20% adverse change	(22,988)	(818)	(583)

Annual earnings on escrow	2.8%	2.4%	2.4%
Impact on fair value of 10% adverse change	$(17,569)	$(368)	$(221)
Impact on fair value of 20% adverse change	(35,137)	(736)	(443)
*The annual cost to service includes an incremental cost to service delinquent loans.  Historically, this fair value sensitivity disclosure has not included this incremental cost.  The annual cost to service first-lien mortgage loans without the incremental cost to service delinquent loans was $49 as of March 31, 2008.

The sensitivity of the current fair value of retained interests for other residuals to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2008, are as follows:

Table 11 - Sensitivity of the Current Fair Value for Other Residuals

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC
March 31, 2008
Fair value of retained interests	$308,467	$14,517	$322	$21,939	$4,506	$12,555
Weighted average life (in years)	4.6	4.4	3.8	8.9	2.5	2.1

Annual prepayment rate	18.5%	33.8%	24.3%	83.1%	33.0%	34.0%
Impact on fair value of 10% adverse change	$(19,972)	$(607)	$(23)	$(352)	$(43)	$(476)
Impact on fair value of 20% adverse change	(36,223)	(1,167)	(43)	(715)	(83)	(898)

Annual discount rate on residual cash flows	12.1%	15.1%	14.0%	39.4%	35.0%	33.0%
Impact on fair value of 10% adverse change	$(10,619)	$(511)	$(11)	$(1,382)	$(157)	$(521)
Impact on fair value of 20% adverse change	(20,522)	(986)	(21)	(2,623)	(300)	(982)

These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently from any change in another assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

PIPELINE AND WAREHOUSE
During the period of loan origination and prior to the sale of mortgage loans in the secondary market, First Horizon Home Loans has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”.  The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans.  Pipeline loans are either "floating" or "locked".  A floating pipeline loan is one on which an interest rate has not been locked by the borrower.  A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the “inventory” of mortgage loans that are awaiting sale and delivery (at quarter end an average of approximately 40 days) into the secondary market.

Interest rate lock commitments are derivatives pursuant to SFAS 133 and are therefore recorded at estimates of fair value.  Effective January 1, 2008, FHN applied the provisions of Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB No. 109) prospectively for derivative loan commitments issued or modified after that date.  SAB No. 109 requires inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  Also on January 1, 2008, FHN adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which affected the valuation of interest rate lock commitments previously measured under the guidance of EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”.

FHN adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS No. 159) on January 1, 2008.  Prior to adoption of SFAS No. 159, all warehouse loans were carried at the lower of cost or market, where carrying value was adjusted for successful hedging under SFAS No. 133 and the comparison of carrying value to market was performed for aggregate loan pools.  Upon adoption of SFAS No. 159, FHN elected to prospectively account for substantially all of its mortgage loan warehouse products at fair value upon origination and correspondingly discontinued the application of SFAS No. 133 hedging relationships for these new originations.

The fair value of interest rate lock commitments and the fair value of warehouse loans is impacted principally by changes in interest rates, but also by changes in borrower’s credit, and changes in profit margins required by investors for perceived risks (i.e., liquidity).  First Horizon Home Loans does not hedge against credit and liquidity risk in the pipeline or warehouse.  Third party models are used to manage the interest rate risk.

The fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar product with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price.   Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics.  Typical adjustments to security prices or whole loan prices include adding the value of MSR to the security price or to the whole loan price if the price is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current.  Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.

The fair value of First Horizon Home Loans’ warehouse (first-lien mortgage loans held for sale) changes with fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, First Horizon Home Loans enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

Prior to the adoption of SFAS No. 159, to the extent that these interest rate derivatives were designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation is expected, the hedged loans were considered for hedge accounting under SFAS No. 133.  Anticipated correlation was determined by projecting a dollar offset relationship for each tranche based on anticipated changes in the fair value of the hedged mortgage loans and the related derivatives, in response to various interest rate shock scenarios.  Hedges were reset daily and the statistical correlation was calculated using these daily data points.  Retrospective hedge effectiveness was measured using the regression results. First Horizon Home Loans generally maintained a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans accounted for under SFAS No. 133.

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $2.0 billion on March 31 2007.  The balance sheet impacts of the related derivatives were net assets of $.2 million on March 31, 2007.  Net losses of $.7 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the three months ended March 31, 2007.

Interest rate lock commitments generally have a term of up to 60 days before the closing of the loan.  During this period, the value of the lock changes with changes in interest rates.  The interest rate lock commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan.  Therefore, when determining fair value, First Horizon Home Loans makes estimates of expected "fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors.  Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons.  Changes in the fair value of interest rate lock commitments are recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income.

Because interest rate lock commitments are derivatives they do not qualify for hedge accounting treatment under SFAS 133.  However, First Horizon Home Loans economically hedges the risk of changing interest rates by entering into forward sales and futures contracts.  The extent to which First Horizon Home Loans is able to economically hedge changes in the mortgage pipeline depends largely on the hedge coverage ratio that is maintained relative to mortgage loans in the pipeline.  The hedge coverage ratio can change significantly due to changes in market interest rates and the associated forward commitment prices for sales of mortgage loans in the secondary market.  Increases or decreases in the hedge coverage ratio can result in significant earnings volatility to FHN.

For the period ended March 31, 2008, the valuation model utilized to estimate the fair value of  loan applications locked prospectively from January 1, 2008,  recognizes the full fair value of the ultimate loan adjusted for estimated fallout and estimated cost assumptions a market participant would use to convert the lock into a loan.  Total interest rate lock commitments were $7.8 million on March 31, 2008.  For the period ended March 31, 2007, the valuation model utilized to estimate the fair value of interest rate lock commitments assumed a zero fair value on the date of the lock with the borrower.  Subsequent to the lock date, the model calculated the change in value due solely to the change in interest rates and estimated fallout resulting in a net asset with an estimated fair value of $12.6 million on March 31, 2007.

FORECLOSURE RESERVES
As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market.  Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure.  On March 31, 2008 and 2007, the outstanding principal balance of mortgage loans sold with limited recourse arrangements where some portion of the principal is a risk and serviced by First Horizon Home Loans was $3.6 billion and $3.1 billion, respectively.  Additionally, on March 31, 2008 and 2007, $5.7 billion and $4.9 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.  On March 31, 2008 and 2007, $99.0 million and $115.5 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults.  Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained.  The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure.  In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses.  On March 31, 2008 and 2007, the foreclosure reserve was $20.6 million and $15.5 million, respectively. Table 12 provides a summary of reserves for foreclosure losses for the periods ended March 31, 2008 and 2007.While the servicing portfolio has slightly increased from $103.2 billion on March 31, 2007, to $106.8 billion on March 31, 2008, the foreclosure reserve has experienced a more significant relative increase primarily due to increases in both frequency and severity of projected losses.

Table 12 - Reserves for Foreclosure Losses

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
Beginning balance	$16,160	$14,036
Provision for foreclosure losses	6,681	2,080
Charge-offs	(2,510)	(1,178)
Recoveries	283	591
Ending balance	$20,614	$15,529

ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio.  Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio.  Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because:  changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future.  Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur.  The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans.  This critical accounting estimate applies primarily to the Regional Banking and the National Specialty Lending segments.  The Credit Policy and Executive Committees of FHN’s board of directors reviews quarterly the level of the allowance for loan losses.

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

In assessing the credit risk associated with individually impaired commercial loans, FHN considers the vast majority of these loans as collateral dependent in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”  After consideration of any prior net charge offs, FHN typically determines the appropriate level of allowance and chargeoff for collateral dependent loans from recent appraisals. Appraised values are reduced by estimated costs to sell.  When additional deterioration in the value of the collateral has occurred since the time of the last appraisal, FHN discounts the appraised value to reflect general valuation trends for similar assets.  The total value of loans considered collateral dependent at March 31, 2008 was $263.7 million.

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

In the fourth quarter 2007, FHN’s quarterly review of the allowance for loan and lease losses included additional reviews of the adequacy of the allowance associated with residential real estate portfolios in light of the unprecedented real estate market conditions that unfolded in the last half of 2007.  It was determined that loan losses were increasing due to the likelihood of default and the severity of inherent losses within the residential real estate loan portfolios.  This is primarily a result of rapid material declines in collateral values as well as certain high risk products and high risk geographic locations within the homebuilder finance and OTC portfolios.  This analysis resulted in an increased provision level of $156.6 million recognized in the fourth quarter 2007.

In first quarter 2008, FHN continued to apply focused portfolio management activities to identify problem assets.  The procedures applied for homebuilder finance and OTC portfolios identified additional losses within the OTC portfolio.  Additionally, loan level reviews of the commercial real estate and C&I portfolios were conducted, identifying the need for additional provisioning in these portfolios.  Home equity loss trends were also reviewed, resulting in the identification of increased loss severities within this portfolio.  As a result of these procedures FHN recognized $240.0 million of provision in the quarter.

GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually.  As of October 1, 2007, FHN engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its annual impairment assessment.  The independent valuation utilized three separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.  The valuation as of October 1, 2007, indicated goodwill impairment for the Mortgage Banking segment.  Based on further analysis and events subsequent to the measurement date of October 1, 2007, no additional goodwill impairment was indicated as of December 31, 2007 or March 31, 2008.

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a "critical accounting estimate" because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.).  FHN’s policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties.  If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense.  This critical accounting estimate applies to the Regional Banking, National Specialty Lending, Mortgage Banking, and Capital Markets business segments.  Reporting units have been defined as the same level as the operating business segments.

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

While management uses the best information available to estimate future performance for each reporting unit, future adjustments to management’s projections may be necessary if conditions differ substantially from the assumptions used in making the estimates.

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

OTHER

POSSIBLE SALE OR DOWNSIZING OF MORTGAGE BUSINESS

FHN continues to review its strategy with respect to its mortgage business activities. Based on its current strategy, FHN could sell or significantly reduce portions of its mortgage business. Currently, FHN is actively engaged in efforts to sell or downsize its national mortgage origination and mortgage servicing business activities. These efforts are not expected to include FHN’s mortgage loan origination activities associated with its Tennessee-based banking operations. Currently, FHN is actively negotiating for a sale of certain parts of its mortgage business, but there can be no certainty that such a transaction will occur or of the final terms of such sale.

If FHN is unable to successfully sell portions of its mortgage business as contemplated above, FHN may significantly reduce its national mortgage origination activities. Any closing of mortgage business or portions thereof would likely involve significant expenses primarily related to employee severance, lease cancellations, and other associated assets.

SUBSEQUENT EVENTS

Subsequent to the end of the first quarter of 2008, FHN completed a public offering of $690 million of its common stock, including exercise of the underwriters’ over allotment option.  The net proceeds from the offering will approximate $660 million after consideration of underwriters’ discounts and commissions as well as estimated offering expenses.  FHN intends to use substantially all of the net proceeds from the sales of the securities for general corporate purposes.

The Board of Directors of FHN has determined that after the dividend payable on July 1, 2008 of $.20 per share, it currently intends to pay dividends in shares of common stock for the foreseeable future.

FAIR VALUE MEASUREMENTS

As a financial services institution, fair value measurements are applied to a significant portion of FHN’s Consolidated Condensed Statement of Condition.  A summary of line items significantly affected by fair value measurements, a brief description of current accounting practices and a description of current valuation methodologies are presented in Table 13 below.  As of March 31, 2008, the total amount of assets and liabilities measured at fair value using significant unobservable inputs was 27.8 percent and 1.8 percent, respectively, in relation to the total amount of assets and liabilities measured at fair value.  See Note 13 – Fair Values of Assets and Liabilities – for additional information.

Table 13 - Application of Fair Value Measurements

Line Item	Description of Accounting	Valuation Discussion
Trading securities and liabilities	Retained interests in securitizations are recognized at fair value through current earnings.	See Critical Accounting Policies.
Capital Markets trading positions are recognized at fair value through current earnings.
Long positions are valued at bid price in bid-ask spread.  Short positions are valued at ask price.  Positions are valued using observable inputs including current market transactions, LIBOR and U.S. treasury curves, credit spreads and consensus prepayment speeds.

Loans held for sale	Substantially all mortgage loans held for sale are recognized at elected fair value with changes in fair value recognized currently in earnings.	See Critical Accounting Policies.
	The warehouse of trust preferred securities is measured at the lower of cost or market.	See discussion below.
Securities available for sale
Securities are recognized at fair value with changes in fair value recorded, net of tax, within other comprehensive income.  Other than temporary impairments are recognized by reducing the value of the investment to fair value through earnings.

Valuations are performed using observable inputs obtained from market transactions in similar securities, when available.  Typical inputs include LIBOR and U.S. treasury yield curves, consensus prepayment estimates and credit spreads.  When available, broker quotes are used to support valuations.

Allowance for loan losses	The appropriate reserve for collateral dependent loans is determined by estimating the fair value of the collateral and reducing this amount by estimated costs to sell.	See Critical Accounting Policies.
Mortgage servicing rights, net	MSR are recognized at fair value upon inception. MSR are subsequently recognized at elected fair value with changes in fair value recognized through current earnings.	See Critical Accounting Policies.
Other assets and other liabilities	Interest rate lock commitments qualifying as derivatives are recognized at fair value with changes in fair value recognized through current earnings.	See Critical Accounting Policies.

Freestanding derivatives and derivatives used for fair value hedging relationships (whether economic or qualified under SFAS No. 133) are recognized at fair value with changes in fair value included in earnings.  Cash flow hedges qualifying under SFAS No. 133 are recognized at fair value with changes in fair value included in other comprehensive income, to the extent the hedge is effective, until the hedged transaction occurs.  Ineffectiveness attributable to cash flow hedges is recognized in current earnings.

Vaulations for forwards and futures contracts are based on current transactions involving identical securities.  Valuations of other derivatives are based on inputs observed in active markets for similar instruments.  Typical inputs include the LIBOR curve, option volatility and option skew.  See Critical Accounting Policies for discussion of the valuation procedures for derivatives used to hedge MSR and excess interest.

Deferred compensation plan assets are measured at fair value with changes in fair value recognized in current earnings.  Deferred compensation liabilities that are determined by the fair value of participant investment elections are measured at fair value with changes in fair value recognized in current earnings.
Valuations of applicable deferred compensation and liabilities are based on quoted prices in active markets.

In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $36.2 million for its warehouse of trust preferred securities, which is classified within level 3 for Loans held for sale.  The determination of estimated market value for the warehouse was based on a hypothetical securitization transaction for the warehouse as a whole.  FHN used observable data related to prior securitization transactions as well as changes in credit spreads in the CDO market since the most recent transaction.  FHN also incorporated significant internally developed assumptions within its valuation of the warehouse, including estimated prepayments and estimated defaults.  In accordance with SFAS No. 157, FHN excluded transaction costs related to the hypothetical securitization in determining fair value.

FHN also recognized a lower of cost or market reduction in value of $17.0 million relating to mortgage warehouse loans during first quarter 2008.  Approximately $10.5 million is attributable to increased delinquencies or aging of loans.   The market values for these loans are estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions are based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads. The remaining reduction in value of $6.5 million is attributable to lower investor prices, due primarily to credit spread widening.  This reduction was calculated by comparing the total fair value of loans (using the same methodology that is used for fair value option loans) to carrying value for the aggregate population of loans that were not delinquent or aged.

ACCOUNTING CHANGES

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 requires enhanced disclosures related to derivatives accounted for in accordance with SFAS No. 133 and reconsiders existing disclosure requirements for such derivatives and any related hedging items. The disclosures provided in SFAS No. 161 will be required for both interim and annual reporting periods. SFAS No. 161 is effective prospectively for periods beginning after November 15, 2008. FHN is currently assessing the effects of adopting SFAS No. 161.

In February 2008, FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3), was issued.  FSP FAS 140-3 permits a transferor and transferee to separately account for an initial transfer of a financial asset and a related repurchase financing that are entered into contemporaneously with, or in contemplation of, one another if certain specified conditions are met at the inception of the transaction.  FSP FAS 140-3 requires that the two transactions have a valid and distinct business or economic purpose for being entered into separately and that the repurchase financing not result in the initial transferor regaining control over the previously transferred financial asset.  FSP FAS 140-3 is effective prospectively for initial transfers executed in reporting periods beginning on or after November 15, 2008.   FHN is currently assessing the financial impact of adopting FSP FAS 140-3.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141-R, “Business Combinations” (SFAS No. 141-R) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 141-R requires that an acquirer recognize the assets acquired and liabilities assumed in a business combination, as well as any noncontrolling interest in the acquiree, at their fair values as of the acquisition date, with limited exceptions. Additionally, SFAS No. 141-R provides that an acquirer cannot specify an effective date for a business combination that is separate from the acquisition date.  SFAS No. 141-R also provides that acquisition-related costs which an acquirer incurs should be expensed in the period in which the costs are incurred and the services are received.  SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage.  Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level.  Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interests, respectively.  SFAS No. 141-R and SFAS No. 160 are effective prospectively for periods beginning on or after December 15, 2008, with the  exception of SFAS No. 160’s presentation and disclosure requirements which should be retrospectively applied to all periods presented.  FHN is currently assessing the financial impact of adopting SFAS No. 141-R and SFAS No. 160.

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1), which provides guidance for determining whether an entity is within the scope of the AICPA’s Investment Companies Guide.  Additionally, SOP 07-1 provides certain criteria that must be met in order for investment company accounting applied by a subsidiary or equity method investee to be retained in the financial statements of the parent company or an equity method investor.  SOP 07-1 also provides expanded disclosure requirements regarding the retention of such investment company accounting in the consolidated financial statements.  In May 2007, FASB Staff Position No. FIN 46(R)- 7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (FSP FIN 46(R)-7) was issued.  FSP FIN 46(R)-7 amends FIN 46(R) to provide a permanent exception to its scope for companies within the scope of the revised Investment Companies Guide under SOP 07-1.  In February 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, “The Effective Date of AICPA Statement of Position 07-1” which indefinitely defers the effective date of SOP 07-1 and FSP FIN 46(R)-7.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 33-61, (b) the section entitled “Risk Management – Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2007 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2007 Annual Report to shareholders.

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

Item 4(T).  Controls and Procedures

       Not applicable

Part II.

OTHER INFORMATION

Items 1, 3, 4, and 5

As of the end of the first quarter 2008, the answers to Items 1,  3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

Item 1A      Risk Factors

The third paragraph of the discussion concerning “Interest Rate and Yield Curve Risks” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 is amended and restated as follows:

Our mortgage lending business is affected by changes in interest rates in another manner. During the period of loan origination (when loans are in the “pipeline”) and prior to the loan’s sale in the secondary market (when loans are in the “warehouse”), we are exposed to the risk of interest rate changes for those pipeline loans which we have agreed to lock in the customer’s mortgage rate and for all warehouse loans, whether fixed-rate or adjustable-rate. We manage that rate-change risk through hedging activities and other methods; however, it is not possible to eliminate all such risks, and a rate change is just one of the risks that could impact the demand for, and thus the value of, our pipeline and warehouse loans. Additional information concerning those risks and our management of them appears under the caption “Pipeline and Warehouse” beginning on page 46 of the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section of our 2007 Annual Report to Shareholders, which is incorporated by reference into our Annual Report on Form 10-K for 2007.

The following additional risk factors are added with this report:

Weakness in the economy and in the real estate markets in which we operate has adversely affected us and may continue to adversely affect us.
In recent periods our operating results have been adversely affected by weakness in the economy and in real estate markets. In particular, we have experienced significant deterioration in our portfolios of national construction and home equity loans and regional commercial loans. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continues to decline, this could result in, among other things, a further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan losses. A portion of our residential mortgage and commercial real estate loan portfolios are comprised of loans to borrowers in certain geographic markets that have been more adversely affected by declines in real estate values and home sale volumes, job losses and declines in new home building, such as certain markets in California, Florida, Northern Virginia/D.C. and Nevada. These factors contributed to our increasing provisions for loan losses in the fourth quarter of 2007 and first quarter of 2008 and the potential for future loan losses and loss provisions for the remainder of 2008, which may result in loan loss provisions in excess of charge-offs, higher delinquencies and/or greater charge-offs in future periods, which may adversely affect our financial condition and results of operations. In addition, further deterioration of the U.S. economy may adversely impact our traditional banking business.

The allowance for loan losses may prove inadequate or be negatively affected by credit risk exposures.
Our banking business depends on the creditworthiness of our borrowing customers. We regularly review the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets as well as changes in housing price appreciation and depreciation. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. If the credit quality of our customer base materially weakens, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, our financial condition or results of operations could be adversely affected.

Potential regulatory and legislative actions may adversely affect our mortgage business.
Legislative and regulatory initiatives by federal, state or local legislative bodies or administrative agencies, if enacted or adopted, could delay foreclosure, provide new defenses to foreclosure or otherwise impair our ability to foreclose on a defaulted mortgage loan, adversely affect our rights if a borrower declares bankruptcy, or otherwise adversely affect our rights with respect to borrowers who are in default or who qualify for such initiatives. The outcome of these initiatives is uncertain.

Item 2          Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of
Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 45.

Item 6              Exhibits

(a)  Exhibits.

      Exhibit No.                 Description

3.1	Amendment to Charter, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 18, 2008.

3.2	Bylaws of the Corporation, as amended and restated as of April 15, 2008.

4	Instruments defining the rights of security holders, including indentures.*

10.2(e)**	2000 Employee Stock Option Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.2(f)**	2003 Equity Compensation Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.5(r)**
Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

10.5(s)**	Form of Performance Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008]

10.5(t)**	Form of Retention Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008]

10.6(a)**	2002 Management Incentive Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.7(i2)**
Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers, incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.7(i3)**
Form of Indemnity Agreement with directors and executive officers (April 2008 revision), incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.7(r)**	Description of salaries of the 2007 named executive officers, incorporated herein by reference to Exhibit 10.7(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

13
The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 28-30 and pages 114-115 in the Corporation’s 2007 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 15, 2008, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: May 8, 2008	By: /s/ D. Bryan Jordan Name: D. Bryan Jordan Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

      Exhibit No.                    Description

3.1	Amendment to Charter, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 18, 2008.

3.2	Bylaws of the Corporation, as amended and restated as of April 15, 2008.

4	Instruments defining the rights of security holders, including indentures.*

10.2(e)**	2000 Employee Stock Option Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.2(f)**	2003 Equity Compensation Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.5(r)**
Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

10.5(s)**	Form of Performance Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008]

10.5(t)**	Form of Retention Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008]

10.6(a)**	2002 Management Incentive Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.7(i2)**
Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers, incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.7(i3)**
Form of Indemnity Agreement with directors and executive officers (April 2008 revision), incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

10.7(r)**	Description of salaries of the 2007 named executive officers, incorporated herein by reference to Exhibit 10.7(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

13
The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 28-30 and pages 114-115 in the Corporation’s 2007 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 15, 2008, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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