Form 10-Q
period 2008-06-30
FIRST HORIZON NATIONAL CORP
filed 2008-08-08
CIK 36966

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark one)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes         No _ x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2008
Common Stock, $.625 par value	195,751,330

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands)(Unaudited)	2008	2007	2007
Assets:
Cash and due from banks	$838,376	$799,428	$1,170,220
Federal funds sold and securities purchased under agreements to resell	1,166,982	1,121,052	1,089,495
Total cash and cash equivalents	2,005,358	1,920,480	2,259,715
Interest-bearing deposits with other financial institutions	39,829	58,241	39,422
Trading securities	1,473,815	2,291,704	1,768,763
Trading securities - divestiture	89,239	-	-
Loans held for sale	2,554,030	3,330,489	3,461,712
Loans held for sale - divestiture	-	-	289,878
Securities available for sale	2,896,688	3,374,583	3,032,551
Securities held to maturity (fair value of $240 on June 30, 2008; $271 on
June 30, 2007; and $242 on December 31, 2007)	240	270	240
Loans, net of unearned income	22,225,232	22,382,303	22,103,516
Less: Allowance for loan losses	575,149	229,919	342,341
Total net loans	21,650,083	22,152,384	21,761,175
Mortgage servicing rights, net	903,634	1,522,966	1,159,820
Mortgage servicing rights - divestiture	235,761	-	-
Goodwill	192,408	279,825	192,408
Other intangible assets, net	48,615	61,947	56,907
Capital markets receivables	994,571	1,240,456	524,419
Premises and equipment, net	344,410	438,807	399,305
Real estate acquired by foreclosure	141,857	67,499	103,982
Other assets	1,908,795	1,654,433	1,949,308
Other assets - divestiture	70,628	-	15,856
Total assets	$35,549,961	$38,394,084	$37,015,461

Liabilities and shareholders' equity:
Deposits:
Savings	$4,041,352	$3,520,757	$3,872,684
Time deposits	2,468,521	2,885,307	2,826,301
Other interest-bearing deposits	1,880,678	1,822,076	1,946,933
Interest-bearing deposits-divestiture	-	-	189,051
Certificates of deposit $100,000 and more	1,953,432	8,016,808	3,129,532
Certificates of deposit $100,000 and more - divestiture	-	-	12,617
Interest-bearing	10,343,983	16,244,948	11,977,118
Noninterest-bearing	4,453,332	5,516,735	5,026,417
Noninterest-bearing - divestiture	296,632	-	28,750
Total deposits	15,093,947	21,761,683	17,032,285
Federal funds purchased and securities sold under agreements to repurchase	2,620,014	3,841,251	4,829,597
Federal funds purchased and securities sold under agreements to repurchase - divestiture	-	-	20,999
Trading liabilities	464,225	658,533	556,144
Commercial paper and other short-term borrowings	5,998,810	246,815	3,422,995
Term borrowings	5,783,407	5,828,138	6,027,967
Other collateralized borrowings	767,010	821,966	800,450
Total long-term debt	6,550,417	6,650,104	6,828,417
Capital markets payables	868,883	1,144,029	586,358
Other liabilities	959,476	1,332,910	1,305,868
Other liabilities-divestiture	1,466	-	1,925
Total liabilities	32,557,238	35,635,325	34,584,588
Preferred stock of subsidiary	295,277	295,277	295,277
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 195,751,330 on June 30, 2008;
126,236,535 on June 30, 2007; and 126,366,177 on December 31, 2007)	122,345	78,898	78,979
Capital surplus	980,428	352,138	361,826
Undivided profits	1,646,272	2,120,014	1,742,892
Accumulated other comprehensive (loss)/ income, net	(51,599)	(87,568)	(48,101)
Total shareholders' equity	2,697,446	2,463,482	2,135,596
Total liabilities and shareholders' equity	$35,549,961	$38,394,084	$37,015,461
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except per share data)(Unaudited)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$285,419	$413,254	$617,095	$823,681
Interest on investment securities	39,212	47,105	79,947	101,375
Interest on loans held for sale	54,217	65,923	112,655	124,768
Interest on trading securities	30,182	50,069	66,078	90,632
Interest on other earning assets	6,455	18,552	16,153	37,632
Total interest income	415,485	594,903	891,928	1,178,088
Interest expense:
Interest on deposits:
Savings	18,362	29,919	44,250	55,950
Time deposits	25,540	33,555	57,042	66,592
Other interest-bearing deposits	3,556	6,808	9,462	13,697
Certificates of deposit $100,000 and more	17,361	110,630	48,429	216,906
Interest on trading liabilities	9,400	14,272	19,015	30,633
Interest on short-term borrowings	49,425	68,932	119,474	136,096
Interest on long-term debt	52,946	91,355	127,269	181,363
Total interest expense	176,590	355,471	424,941	701,237
Net interest income	238,895	239,432	466,987	476,851
Provision for loan losses	220,000	44,408	460,000	72,894
Net interest income after provision for loan losses	18,895	195,024	6,987	403,957
Noninterest income:
Capital markets	122,338	85,054	253,795	172,167
Deposit transactions and cash management	46,797	43,079	89,350	82,437
Mortgage banking	172,418	71,300	331,130	144,397
Trust services and investment management	8,883	10,628	17,992	20,316
Insurance commissions	6,822	7,674	14,966	17,463
Gains/(losses) from loan sales and securitizations	(6,984)	9,615	(11,081)	19,278
Equity securities gains/(losses), net	(972)	(995)	64,043	2,967
Debt securities gains/(losses), net	-	(19)	931	6,292
Losses on divestitures	(429)	-	(1,424)	-
All other income and commissions	50,173	53,963	88,420	98,170
Total noninterest income	399,046	280,299	848,122	563,487
Adjusted gross income after provision for loan losses	417,941	475,323	855,109	967,444
Noninterest expense:
Employee compensation, incentives and benefits	277,078	258,191	564,548	504,534
Occupancy	30,018	33,402	58,609	62,186
Equipment rentals, depreciation and maintenance	18,268	21,791	33,279	39,404
Operations services	19,124	17,457	38,088	35,278
Communications and courier	11,477	10,746	22,481	22,286
Amortization of intangible assets	2,182	2,623	4,622	5,448
All other expense	107,696	113,030	182,493	191,116
Total noninterest expense	465,843	457,240	904,120	860,252
(Loss)/income before income taxes	(47,902)	18,083	(49,011)	107,192
(Benefit)/provision for income taxes	(28,821)	(3,861)	(36,967)	14,941
(Loss)/income from continuing operations	(19,081)	21,944	(12,044)	92,251
Income from discontinued operations, net of tax	-	179	883	419
Net (loss)/income	$(19,081)	$22,123	$(11,161)	$92,670
Earnings/(loss) per common share (Note 7)	$(.11)	$.18	$(.07)	$.74
Diluted earnings/(loss) per common share (Note 7)	$(.11)	$.17	$(.07)	$.72
Weighted average common shares (Note 7)	171,680	125,873	148,898	125,609
Diluted average common shares (Note 7)	171,680	128,737	148,898	128,720
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2008	2007
Balance, January 1	$2,135,596	$2,462,390
Adjustment to reflect change in accounting for tax benefits (FIN 48)	-	(862)
Adjustment to reflect adoption of measurement date provisions for SFAS No. 158	-	6,233
Adjustment to reflect change in accounting for purchases of life insurance
(EITF Issue No. 06-5)	-	(548)
Adjustment to reflect adoption of measurement date provisions for SFAS No. 157	(12,502)	-
Adjustment to reflect change in accounting for split dollar life insurance arrangements
(EITF Issue No. 06-4)	(8,530)	-

Net income/(loss)	(11,161)	92,670
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Cash flow hedges	(6)	(29)
Securities available for sale	(4,999)	(25,963)
Recognized pension and other employee benefit plans net periodic benefit costs	1,506	2,562
Comprehensive (loss)/income	(14,660)	69,240
Cash dividends declared	(64,426)	(113,450)
Common stock issuance (69 million shares issued at $10 per share	659,762	-
net of offering costs)
Common stock repurchased	(214)	(1,096)
Common stock issued for:
Stock options and restricted stock	572	30,506
Excess tax benefit from stock-based compensation arrangements	(1,531)	6,029
Stock-based compensation expense	3,379	5,009
Other	-	31
Balance, June 30	$2,697,446	$2,463,482
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	First Horizon National Corporation
		Six Months Ended June 30
(Dollars in thousands)(Unaudited)		2008	2007
Operating	Net (loss)/income	$(11,161)	$92,670
Activities	Adjustments to reconcile net (loss)/income to net cash provided/(used) by operating activities:
	Provision for loan losses	460,000	72,894
	(Benefit)/provision for deferred income tax	(36,967)	14,941
	Depreciation and amortization of premises and equipment	23,075	27,231
	Amortization of intangible assets	4,622	5,448
	Net other amortization and accretion	23,901	42,386
	Decrease in derivatives, net	(34,458)	58,724
	Market value adjustment on mortgage servicing rights	2,992	(100,230)
	Provision for foreclosure reserve	8,386	6,101
	Loss on divestiture	1,424	-
	Stock-based compensation expense	3,379	5,009
	Excess tax benefit from stock-based compensation arrangements	1,531	(6,029)
	Equity securities gains, net	(64,043)	(2,967)
	Debt securities gains, net	(931)	(6,292)
	Gains on repurchases of debt	(12,596)	-
	Net losses on disposal of fixed assets	4,723	588
	Net (increase)/decrease in:
	Trading securities	171,252	(60,959)
	Loans held for sale	939,182	(456,912)
	Capital markets receivables	(470,152)	(508,174)
	Interest receivable	28,900	11,013
	Other assets	(48,514)	119,737
	Net increase/(decrease) in:
	Capital markets payables	282,525	344,540
	Interest payable	(39,776)	5,600
	Other liabilities	(298,889)	(48,599)
	Trading liabilities	(91,919)	(131,424)
	Total adjustments	857,647	(607,374)
	Net cash provided/(used) by operating activities	846,486	(514,704)
Investing	Available for sale securities:
Activities	Sales	89,839	624,240
	Maturities	421,799	368,577
	Purchases	(313,613)	(469,738)
	Premises and equipment:
	Purchases/(Sales)	11,738	(15,322)
	Net decrease in securitization retained interests classified as trading securities	35,276	-
	Net increase in loans	(176,354)	(367,402)
	Net increase in interest-bearing deposits with other financial institutions	(407)	(40,200)
	Cash payments related to divestitures	(113,300)	-
	Net cash (used)/provided by investing activities	(45,022)	100,155
Financing	Common stock:
Activities	Exercise of stock options	511	30,571
	Cash dividends paid	(25,220)	(112,085)
	Repurchase of shares	(214)	(1,096)
	Issuance of shares	659,762	-
	Excess tax benefit from stock-based compensation arrangements	(1,531)	6,029
	Long-term debt:
	Issuance	25,002	1,076,909
	Payments	(180,762)	(227,604)
	Cash paid for repurchase of debt	(139,454)	-
	Issuance of preferred stock of subsidiary	-	8
	Repurchase of preferred stock of subsidiary	-	(1)
	Net increase/(decrease) in:
	Deposits	(1,739,180)	1,548,452
	Short-term borrowings	345,265	(2,132,246)
	Net cash (used)/provided by financing activities	(1,055,821)	188,937
	Net decrease in cash and cash equivalents	(254,357)	(225,612)
	Cash and cash equivalents at beginning of period	2,259,715	2,146,092
	Cash and cash equivalents at end of period	$2,005,358	$1,920,480
	Total interest paid	463,052	694,751
	Total income taxes paid	182,964	13,782
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

FHN continues to account for all mortgage loans held for sale which were originated prior to 2008 and for mortgage loans held for sale for which fair value accounting has not been elected at the lower of cost or market value.  For such loans, net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale.  Gains and losses realized from the sale of these assets are included in noninterest income.  Interests retained from the sale of such loans are included as a component of trading securities on the Consolidated Condensed Statements of Condition.

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

Note 1 - Financial Information (continued)

The prospective application of SAB No. 109 and the prospective election to recognize substantially all new mortgage loan originations at fair value under SFAS No. 159 resulted in a positive impact of $58.1 million on first quarter 2008 pre-tax earnings.  This represents the estimated value of mortgage servicing rights included in (1) interest rate lock commitments entered into in first quarter 2008 that remained on the balance sheet at quarter end and (2) mortgage warehouse loans originated in first quarter 2008 accounted for at elected fair value which remained on the balance sheet at quarter end.  Second quarter 2008 earnings were negatively impacted by $20.9 million related to the adoption of SAB No. 109 and SFAS No. 159 as loans and commitments remaining on the balance sheet at the end of first quarter 2008 were sold.

Effective January 1, 2008, FHN adopted SFAS No. 157 for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are remeasured at least annually.  In February 2008, the FASB staff issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.  SFAS No. 157 establishes a hierarchy to be used in performing measurements of fair value.  Additionally, SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions.  SFAS No. 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. Upon the adoption of the provisions of SFAS No. 157 for financial assets and liabilities as well as non-financial assets and liabilities remeasured at least annually on January 1, 2008, a negative after-tax cumulative-effect adjustment of $12.5 million was made to the opening balance of undivided profits for interest rate lock commitments which FHN previously measured under the guidance of EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3).   The effect of the change in accounting for these interest rate lock commitments produced a $15.7 million negative effect on first quarter 2008 pre-tax earnings as the $14.2 million positive effect of delivering the loans associated with the commitments existing at the beginning of the quarter was more than offset by a negative impact of $29.9 million for commitments remaining on the balance sheet at quarter end that was previously deferred under EITF 02-3 until delivery of the associated loans.  Second quarter 2008 earnings were positively impacted by a net of $13.7 million related to the adoption of SFAS No. 157 as (1) FHN continued to deliver loans that had been commitments upon adoption of SFAS No. 157, (2) some commitments existing at March 31, 2008 were delivered as loans during the second quarter and (3) additional commitments that would have been deferred under EITF 02-3 were made.  FHN continues to assess the financial impacts of applying the provisions of SFAS No. 157 to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.

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

Note 1 - Financial Information (continued)

FHN also adopted FASB Statement 133 Implementation Issue No. E23, “Issues Involving the Application of the Shortcut Method under Paragraph 68” (DIG E23) as of January 1, 2008, for hedging relationships designated on or after such date.  DIG E23 amends SFAS No. 133 to explicitly permit use of the shortcut method for hedging relationships in which an interest rate swap has a nonzero fair value at inception of the hedging relationship which is attributable solely to the existence of a bid-ask spread in the entity’s principal market under SFAS No. 157.  Additionally, DIG E23 allows an entity to apply the shortcut method to a qualifying fair value hedge when the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed.  Preexisting shortcut hedging relationships were analyzed as of DIG E23’s adoption date to determine whether they complied with the revised shortcut criteria at their inception or should be dedesignated prospectively.  The adoption of DIG E23 had no effect on FHN’s financial position or results of operations as all of FHN’s preexisting hedging relationships met the requirements of DIG E23 at their inception.

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

Accounting Changes Issued but Not Currently Effective. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  As the GAAP hierarchy will reside in accounting literature established by the FASB upon adoption of SFAS No. 162, it will become explicitly and directly applicable to preparers of financial statements.

Note 1 - Financial Information (continued)

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS No. 162 will have no effect on FHN’s statement of condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures related to derivatives accounted for in accordance with SFAS No. 133 and reconsiders existing disclosure requirements for such derivatives and any related hedging items.  The disclosures provided in SFAS No. 161 will be required for both interim and annual reporting periods.  SFAS No. 161 is effective prospectively for periods beginning after November 15, 2008.  FHN is currently assessing the effects of adopting SFAS No. 161.

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

Note 2 - Acquisitions/Divestitures

In June 2008, FHN announced that it had reached a definitive agreement with MetLife Bank, N.A. (“MetLife”), a wholly-owned subsidiary of MetLife, Inc., for the sale of more than 230 retail and wholesale mortgage origination offices nationwide as well as its loan origination and servicing platform.  As part of the transaction, MetLife will acquire substantially all of FHN’s mortgage origination pipeline, related hedges and certain fixed assets, including software, but will not acquire any portion of FHN’s mortgage loan warehouse.  First Horizon will retain its mortgage operations in and around Tennessee, continuing to originate home loans for customers in its banking market footprint.  FHN also agreed with MetLife for the sale of servicing assets, and related hedges, on approximately $20 billion of first lien mortgage loans and associated custodial deposits.  Additionally, FHN has entered into a subservicing agreement with MetLife for the remainder of FHN’s servicing portfolio.  The transaction is expected to close in third quarter 2008.  MetLife has agreed to pay book value for the assets and liabilities it is acquiring, subject to adjustment as discussed below.  The assets and liabilities related to the mortgage operations being divested are included in the Mortgage Banking segment and are reflected as “divestiture” on the Consolidated Condensed Statements of Condition for the reporting period ending June 30, 2008.

As part of the pending transaction with Metlife, FHN has agreed to a purchase price reduction of up to $10.0 million.  To the extent that prior to the closing date FHN incurs certain specified costs, then the purchase price adjustment is to decrease by the amount of such costs.  The purchase price adjustment will be decreased by $1.0 million for each month that the closing date is delayed past August 31, 2008 for certain reasons other than First Horizon’s breach of closing conditions or the failure to obtain the approval of the Government National Mortgage Association, up to $5.0 million maximum reduction of the purchase price adjustment.  FHN currently expects the transaction to close in third quarter 2008.

Due to efforts initiated by FHN in 2007 to improve profitability, in July 2007 management decided to pursue the sale, closure, or consolidation of 34 full-service First Horizon Bank branches in Atlanta, Baltimore, Dallas and Northern Virginia.  In September 2007, it was announced that agreements for the sale of all 34 of the branches had been reached. Aggregate gains of $15.7 million were recognized in fourth quarter 2007 from the disposition of 15 of the branches.  Additionally, losses of $1.0 million and $0.4 million were recognized in the first and second quarters of 2008, respectively, from the disposition of the remaining First Horizon Bank branches.  These transactions resulted in the transfer of certain loans, certain fixed assets (including branch locations) and assumption of all the deposit relationships of the First Horizon Bank branches that were divested.  The assets and liabilities related to the First Horizon Bank branches were included in the Regional Banking segment and were reflected as “divestiture” on the Consolidated Condensed Statements of Condition for reporting periods ending prior to June 30, 2008.  The losses realized in the first and second quarters of 2008 from the disposition of First Horizon Bank branches are included in the noninterest income section of the Consolidated Condensed Statements of Income as losses on divestitures.

In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 - Loans

The composition of the loan portfolio is detailed below:

	June 30		December 31
(Dollars in thousands)	2008	2007	2007
Commercial:
Commercial, financial and industrial	$7,717,110	$7,218,582	$7,140,087
Real estate commercial	1,463,726	1,389,963	1,294,922
Real estate construction	2,271,533	2,830,856	2,753,475
Retail:
Real estate residential	8,196,622	7,614,887	7,791,885
Real estate construction	1,513,845	2,158,775	2,008,289
Other retail	138,970	149,157	144,019
Credit card receivables	195,703	194,715	204,812
Real estate loans pledged against other collateralized
borrowings	727,723	825,368	766,027
Loans, net of unearned income	22,225,232	22,382,303	22,103,516
Allowance for loan losses	575,149	229,919	342,341
Total net loans	$21,650,083	$22,152,384	$21,761,175

Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured. On June 30, 2008 and 2007, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans on:

	June 30		December 31
(Dollars in thousands)	2008	2007	2007
Impaired loans	$372,494	$50,761	$126,612
Other nonaccrual loans*	397,524	89,747	180,475
Total nonperforming loans	$770,018	$140,508	$307,087
*	On June 30, 2008 and 2007, and on December 31, 2007, other nonaccrual loans included $9.9 million, $12.5 million, and $23.8 million, respectively, of loans held for sale.
Certain previously reported amounts have been reclassified to agree with current presentation.

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended
	June 30
(Dollars in thousands)	2008	2007
Total interest on impaired loans	$198	$154
Average balance of impaired loans	273,521	39,042
Certain previously reported amounts have been reclassified to agree with current presentation.

Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the three months ended  June 30, 2008 and 2007, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total
Balance on December 31, 2006	$206,292	$9,993	$216,285
Provision for loan losses	57,582	15,312	72,894
Divestitures/acquisitions/transfers	(9,671)	-	(9,671)
Charge-offs	(41,661)	(14,497)	(56,158)
Recoveries	5,900	669	6,569
Net charge-offs	(35,761)	(13,828)	(49,589)
Balance on June 30, 2007	$218,442	$11,477	$229,919

Balance on December 31, 2007	$325,297	$17,044	$342,341
Provision for loan losses	379,364	80,636	460,000
Divestitures/acquisitions/transfers	(382)	-	(382)
Charge-offs	(140,331)	(92,810)	(233,141)
Recoveries	5,848	483	6,331
Net charge-offs	(134,483)	(92,327)	(226,810)
Balance on June 30, 2008	$569,796	$5,353	$575,149
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 4 - Mortgage Servicing Rights

FHN recognizes all its classes of mortgage servicing rights (MSR) at fair value.  Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset.  The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $98.2 billion of mortgage loans on June 30, 2008, for which a servicing right has been capitalized.

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

Following is a summary of changes in capitalized MSR as of June 30, 2008 and 2007:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2007	$1,495,215	$24,091	$14,636
Addition of mortgage servicing rights	185,257	7,995	1,832
Reductions due to loan payments	(124,359)	(4,547)	(2,837)
Changes in fair value due to:
Changes in current market interest rates	100,215	66	-
Reclassification to trading assets	(174,547)	-	-
Other changes in fair value	(54)	3	-
Fair value on June 30, 2007	$1,481,727	$27,608	$13,631
Fair value on January 1, 2008	$1,122,415	$25,832	$11,573
Addition of mortgage servicing rights	179,176	-	1,102
Reductions due to loan payments	(76,046)	(4,354)	(1,198)
Reductions due to sale	(116,113)	-	-
Changes in fair value due to:
Changes in valuation model inputs
or assumptions	1,814	(3,343)	(2,165)
Other changes in fair value	(42)	3	741
Fair value on June 30, 2008	$1,111,204	$18,138	$10,053

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

Note 5 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2006	$275,582	$64,530
Amortization expense	-	(5,448)
Divestitures	-	(60)
Additions**	4,243	2,925
June 30, 2007	$279,825	$61,947
December 31, 2007	$192,408	$56,907
Amortization expense	-	(4,622)
Impairment	-	(4,034)
Divestitures	-	(26)
Additions**	-	390
June 30, 2008	$192,408	$48,615
*	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.
**	Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $133.6 million on June 30, 2008, net of $85.0 million of accumulated amortization.  Estimated aggregate amortization expense for the remainder of 2008 is expected to be $3.6 million and is expected to be, $6.1 million, $5.8 million, $5.6 million and $4.2 million for the twelve-month periods of 2009, 2010, 2011 and 2012, respectively.

The following is a summary of goodwill detailed by reportable segments for the six months ended June 30:

	Regional	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2006	$94,276	$66,240	$115,066	$275,582
Additions*	-	4,243	-	4,243
June 30, 2007	$94,276	$70,483	$115,066	$279,825
December 31, 2007	$77,342	$-	$115,066	$192,408
June 30, 2008	$77,342	$-	$115,066	$192,408
*	Preliminary purchase price allocations on acqusitions are based upon estimates of fair value and are subject to change.

Note 6 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met.  Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage).  Management believes, as of June 30, 2008, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below.  In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999.  Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 13.87 percent, 9.90 percent and 8.10 percent, respectively, on June 30, 2008, and were 11.73 percent, 8.11 percent and 6.65 percent, respectively, on June 30, 2007.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On June 30, 2008:
Actual:
Total Capital	$4,376,408		15.15%	$4,195,535		14.65%
Tier 1 Capital	3,034,698		10.51	2,936,767		10.25
Leverage	3,034,698		8.45	2,936,767		8.24

For Capital Adequacy Purposes:
Total Capital	2,310,774	>	8.00	2,291,784	>	8.00
Tier 1 Capital	1,155,387	>	4.00	1,145,892	>	4.00
Leverage	1,436,005	>	4.00	1,425,665	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,864,730	>	10.00
Tier 1 Capital				1,718,838	>	6.00
Leverage				1,782,082	>	5.00
On June 30, 2007:
Actual:
Total Capital	$4,027,528		12.90%	$3,797,809		12.31%
Tier 1 Capital	2,711,329		8.68	2,581,611		8.37
Leverage	2,711,329		7.00	2,581,611		6.72

For Capital Adequacy Purposes:
Total Capital	2,497,928	>	8.00	2,468,136	>	8.00
Tier 1 Capital	1,248,964	>	4.00	1,234,068	>	4.00
Leverage	1,549,325	>	4.00	1,537,335	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,085,170	>	10.00
Tier 1 Capital				1,851,102	>	6.00
Leverage				1,921,669	>	5.00

Note 7 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2008	2007	2008	2007
Net (loss)/income from continuing operations	$(19,081)	$21,944	$(12,044)	$92,251
Income from discontinued operations, net of tax	-	179	883	419
Net (loss)/income	$(19,081)	$22,123	$(11,161)	$92,670

Weighted average common shares	171,680	125,873	148,898	125,609
Effect of dilutive securities	-	2,864	-	3,111
Diluted average common shares	171,680	128,737	148,898	128,720

Earnings/(loss) per common share
Net (loss)/income from continuing operations	$(.11)	$.18	$(.08)	$.74
Income from discontinued operations, net of tax	-	-	.01	-
Earnings/(loss) per common share	$(.11)	$.18	$(.07)	$.74

Diluted earnings/(loss) per common share
Net (loss)/income from continuing operations	$(.11)	$.17	$(.08)	$.72
Income from discontinued operations, net of tax	-	-	.01	-
Diluted earnings/(loss) per common share	$(.11)	$.17	$(.07)	$.72

Equity awards of 16,797 and 7,850 with weighted average exercise prices of $33.67 and $42.62 per share for the three months ended June 30, 2008 and 2007, respectively, and of 8,175 and 5,843 with weighted average exercise prices of $34.67 and $42.46 per share for the six months ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share.

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

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN’s subsidiary, First Horizon Home Loans. The case generally concerned the charging of certain loan origination fees, including fees permitted by Kansas and federal law but allegedly restricted or not permitted by Missouri law, when First Horizon Home Loans or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs sought a refund of fees, a repayment and forgiveness of loan interest, prejudgment interest, punitive damages, loan rescission, and attorneys’ fees. As a result of mediation, FHN entered into a final settlement agreement related to the McGuire lawsuit. The settlement has received final approval by the court, the court has entered its order making the settlement final, there have been no appeals, and the time for any appeals has expired. In connection with this settlement, FHN agreed to pay, under agreed circumstances using an agreed methodology, an aggregate of up to approximately $36 million. The period during which claims under the settlement can be made ended in 2007. Claims have been evaluated and objections made pursuant to the agreed upon challenge process. The challenge process has not yet concluded. Unchallenged claims have been paid, and as claims are paid, the reserve is reduced. At June 30, 2008, claims paid have totaled approximately $27 million and the total reserve remaining for this matter, based on the claims received and FHN’s evaluation of them to date, is approximately $3.7 million.

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

After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statement of Condition at their historical cost of $0.  Transfer of these shares is restricted for a minimum of three years with the shares ultimately being converted into Class A shares of Visa.  The final conversion ratio, which is presently estimated to approximate 70 percent, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation.

First Horizon Home Loans, a division of First Tennessee Bank National Association, services a mortgage loan portfolio of $102.7 billion on June 30, 2008, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders.  In connection with its servicing activities, First Horizon Home Loans guarantees the receipt of the scheduled principal and interest payments on the underlying loans.  In the event of customer non-performance on the loan, First Horizon Home Loans is obligated to make the payment to the security holder.  Under the terms of the servicing agreements, First Horizon Home Loans can utilize payments received from other prepaid loans in order to make the security holder whole.

Note 8 - Contingencies and Other Disclosures (continued)

In the event payments are ultimately made by First Horizon Home Loans to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

First Horizon Home Loans is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, First Horizon Home Loans has exposure on all loans sold with recourse. First Horizon Home Loans has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. First Horizon Home Loans has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding.  Accordingly, First Horizon Home Loans had an allowance for losses on the mortgage servicing portfolio of $38.5 million and $14.6 million on June 30, 2008 and 2007, respectively.  First Horizon Home Loans has sold certain mortgage loans with an agreement to repurchase the loans upon default.  For the single-family residential loans, in the event of borrower nonperformance, First Horizon Home Loans would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.  On June 30, 2008 and 2007, First Horizon Home Loans had single-family residential loans with outstanding balances of $92.4 million and $110.5 million, respectively, that were serviced on a full recourse basis. On June 30, 2008 and 2007, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by First Horizon Home Loans was $3.6 billion and $3.2 billion, respectively.  Additionally, on June 30, 2008 and 2007, $1.8 billion and $4.8 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on June 30, 2008, the outstanding principal balance of these loans was $231.3 million and $61.4 million, respectively.  On June 30, 2007, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $303.1 million and $82.5 million, respectively.  In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $7.8 million and $33.7 million on June 30, 2008 and 2007, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

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

Other employee benefits.  FHN provides postretirement medical insurance to full-time employees retiring under the provisions of the FHN Pension Plan.  The postretirement medical plan is contributory with retiree contributions adjusted annually.  The plan is based on criteria that are a combination of the employee’s age and years of service and utilizes a two-step approach.  For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at time of retirement. FHN’s postretirement benefits include prescription drug benefits.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FHN anticipates the plan to be actuarially equivalent through 2012.

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

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost/(benefit)
Service cost	$4,206	$4,327	$71	$75
Interest cost	7,345	6,154	610	278
Expected return on plan assets	(11,792)	(10,637)	(439)	(441)
Amortization of prior service cost/(benefit)	216	220	(44)	(44)
Recognized losses/(gains)	494	1,810	(58)	(178)
Amortization of transition obligation	-	-	247	247
Net periodic cost/(benefit)	$469	$1,874	$387	$(63)
FAS 88 Settlement Expense	$715	$-	$-	$-
Total FAS 87 and FAS 88 Expense (Income)	$1,184	$1,874	$387	$(63)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost/(benefit)
Service cost	$8,414	$8,654	$143	$150
Interest cost	14,685	12,308	1,220	556
Expected return on plan assets	(23,583)	(21,274)	(878)	(882)
Amortization of prior service cost/(benefit)	433	440	(88)	(88)
Recognized losses/(gains)	987	3,620	(116)	(356)
Amortization of transition obligation	-	-	494	494
Net periodic cost/(benefit)	$936	$3,748	$775	$(126)
FAS 88 Settlement Expense	$715	$-	$-	$-
Total FAS 87 and FAS 88 Expense (Income)	$1,651	$3,748	$775	$(126)

In second quarter 2008, distributions from a non-qualified postretirement plan in conjunction with an early retirement triggered settlement accounting.  In accordance with its practice, FHN performed a remeasurement of the plan in conjunction with the settlement and recognized $.7 million of settlement expense.

 FHN expects to make no contributions to the pension plan or to the other employee benefit plans in 2008.

Note 10 – Business Segment Information

FHN has five business segments, Regional Banking, Capital Markets, National Specialty Lending, Mortgage Banking and Corporate. The Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services.  The Capital Markets segment consists of traditional capital markets securities activities, structured finance, equity research, investment banking, loan sales, portfolio advisory, and correspondent banking. The National Specialty Lending segment consists of traditional consumer and construction lending activities in other national markets.  The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.  The Corporate segment consists of restructuring, repositioning and efficiency initiatives, gains and losses on repurchases of debt, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank- owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, and venture capital. Periodically, FHN adapts its segments to reflect changes in expense allocations among segments. Previously reported amounts have been reclassified to agree with current presentation.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2008	2007	2008	2007
Total Consolidated
Net interest income	$238,895	$239,432	$466,987	$476,851
Provision for loan losses	220,000	44,408	460,000	72,894
Noninterest income	399,046	280,299	848,122	563,487
Noninterest expense	465,843	457,240	904,120	860,252
Pre-tax (loss)/income	(47,902)	18,083	(49,011)	107,192
(Benefit)/provision for income taxes	(28,821)	(3,861)	(36,967)	14,941
(Loss)/income from continuing operations	(19,081)	21,944	(12,044)	92,251
Income from discontinued operations, net of tax	-	179	883	419
Net (loss)/income	$(19,081)	$22,123	$(11,161)	$92,670
Average assets	$36,146,101	$39,070,144	$36,654,243	$38,859,763

Regional Banking
Net interest income	$120,384	$137,672	$240,949	$276,599
Provision for loan losses	89,371	14,071	164,549	28,275
Noninterest income	92,536	91,629	179,607	180,258
Noninterest expense	150,294	161,336	300,817	317,655
Pre-tax (loss)/income	(26,745)	53,894	(44,810)	110,927
(Benefit)/provision for income taxes	(19,799)	11,826	(33,307)	26,446
(Loss)/income from continuing operations	(6,946)	42,068	(11,503)	84,481
Income from discontinued operations, net of tax	-	179	883	419
Net (loss)/income	$(6,946)	$42,247	$(10,620)	$84,900
Average assets	$12,092,608	$12,345,139	$12,161,732	$12,307,934
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 – Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2008	2007	2008	2007
Capital Markets
Net interest income	$18,493	$13,693	$38,142	$24,422
Provision for loan losses	18,522	3,673	33,553	4,835
Noninterest income	124,657	92,997	258,587	184,305
Noninterest expense	100,559	80,480	216,287	167,099
Pre-tax income	24,069	22,537	46,889	36,793
Provision for income taxes	8,960	8,411	17,397	13,698
Net income	$15,109	$14,126	$29,492	$23,095
Average assets	$5,379,946	$6,182,294	$5,602,709	$6,127,691

National Specialty Lending
Net interest income	$53,555	$59,438	$107,944	$123,994
Provision for loan losses	108,106	19,104	257,675	32,231
Noninterest income	$(14,503)	12,448	$(13,852)	24,447
Noninterest expense	26,675	38,212	51,821	73,391
Pre-tax (loss)/income	(95,729)	14,570	(215,404)	42,819
(Benefit)/provision for income taxes	(33,567)	5,987	(79,959)	15,869
Net (loss)/income	$(62,162)	$8,583	$(135,445)	$26,950
Average assets	$8,823,976	$9,730,084	$9,075,058	$9,703,643

Mortgage Banking
Net interest income	$31,835	$28,382	$61,887	$48,978
Provision for loan losses	4,001	(112)	4,223	(119)
Noninterest income	190,462	74,945	358,476	151,654
Noninterest expense	149,062	115,461	296,605	220,701
Pre-tax income/(loss)	69,234	(12,022)	119,535	(19,950)
(Benefit)/provision for income taxes	22,960	(6,854)	41,089	(17,287)
Net (loss)/income	$46,274	$(5,168)	$78,446	$(2,663)
Average assets	$6,233,993	$6,784,982	$6,176,396	$6,501,498

Corporate
Net interest income	$14,628	$247	$18,065	$2,858
Provision for loan losses	-	7,672	-	7,672
Noninterest income	5,894	8,280	65,304	22,823
Noninterest expense	39,253	61,751	38,590	81,406
Pre-tax (loss)/income	(18,731)	(60,896)	44,779	(63,397)
(Benefit)/provision for income taxes	(7,375)	(23,231)	17,813	(23,785)
Net (loss)/income	$(11,356)	$(37,665)	$26,966	$(39,612)
Average assets	$3,615,578	$4,027,645	$3,638,348	$4,218,997
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

On June 30, 2008, FHN had approximately $25.2 million of cash receivables and $30.3 million of cash payables related to collateral posting under master netting arrangements with derivative counterparties.

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

FHN adopted SFAS No. 159 on January 1, 2008.  As discussed below, prior to adoption of SFAS No. 159, all warehouse loans were carried at the lower of cost or market, where carrying value was adjusted for successful hedging under SFAS No. 133 and the comparison of carrying value to market was performed for aggregate loan pools.  To the extent that these interest rate derivatives were designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation was expected, the hedged loans were considered for hedge accounting under SFAS No. 133.  Anticipated correlation was determined by projecting a dollar offset relationship for each tranche based on anticipated changes in the fair value of the hedged mortgage loans and the related derivatives, in response to various interest rate shock scenarios.  Hedges were reset daily and the statistical correlation was calculated using these daily data points. Retrospective hedge effectiveness was measured using the regression correlation results. First Horizon Home Loans generally maintained a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans hedged under SFAS No. 133. Effective SFAS No. 133 hedging resulted in adjustments to the recorded value of the hedged loans. These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, were included as a component of the gain or loss on the sale of loans in mortgage banking noninterest income. Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $2.6 billion on June 30, 2007. There were no warehouse loans qualifying for SFAS No. 133 hedge accounting treatment at June 30, 2008.  The balance sheet impact of the related derivatives was net assets of $20.0 million on June 30,  2007. Net losses of $1.6 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the six months ended June 30, 2007.

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

Capital Markets

Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers.  When these securities settle on a delayed basis, they are considered forward contracts.  Capital Markets also

Note 11 – Derivatives (continued)

enters into interest rate contracts, including options, caps, swaps, and floors for its customers.  In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with a portion of its securities inventory.  These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities.  Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through the Credit Risk Management Committee.

As of June 30, 2008, Capital Markets hedged $244.6 million of held-to-maturity trust preferred securities, which have an initial fixed rate term of five years before conversion to a floating rate.  Capital Markets has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term.  The balance sheet impact of those swaps was $6.8 million in other liabilities on June 30, 2008. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged.

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

FHN had entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $61.9 million on June 30, 2007. These swaps matured in first quarter 2008 and had been accounted for as fair value hedges under the shortcut method.  The balance sheet impact of these swaps was $.6 million in other liabilities on June 30, 2007. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk was being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.2 billion and $1.1 billion on June 30, 2008 and 2007, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $29.1 million in other assets on June 30, 2008, and $41.5 million in other liabilities on June 30, 2007. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk was being managed.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under SFAS No. 133 using the long haul method.  FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.3 billion on June 30, 2008 and 2007. The balance sheet impact of these swaps was $14.3 million and $29.7 million in other liabilities on June 30, 2008 and 2007, respectively.  There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN had utilized an interest rate swap as a cash flow hedge of the interest payment on floating-rate bank notes with a fair value of $100.5 million on June 30, 2007, and a maturity in first quarter 2009, which in first quarter 2008 was called early. The balance sheet impact of this swap was $.5 million in other assets and $.3 million, net of tax, in other comprehensive income on June 30, 2007. There was no ineffectiveness related to this hedge.

Note 12 - Restructuring, Repositioning, and Efficiency Charges

Throughout 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity.  In addition, during 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets.  These sales were completed in second quarter 2008.  In the second half of 2007, FHN also took actions to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  As part of its strategy to reduce its national real estate portfolio, FHN announced in January 2008 that it was discontinuing national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices.  Additionally, FHN initiated the repositioning of First Horizon Home Loans’ mortgage banking operations, which included sales of MSR in fourth quarter 2007 and the first and second quarters of 2008.

In June 2008, FHN announced that it had reached a definitive agreement with MetLife for the sale of more than 230 retail and wholesale mortgage origination offices nationwide as well as its loan origination and servicing platform.  FHN also agreed with MetLife for the sale of servicing assets, and related hedges, on approximately $20 billion of first lien mortgage loans and related custodial deposits.  The transaction is expected to close in third quarter 2008.  MetLife will pay book value for the assets and liabilities it is acquiring, subject to an adjustment of up to $10.0 million.

Net costs recognized by FHN in the six months ended June 30, 2008 related to restructuring, repositioning, and efficiency activities were $47.2 million.  Of this amount, $25.5 million represents exit costs that have been accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).

Significant expenses year to date for 2008 resulted from the following actions:
•
Expense of $25.5 million associated with organizational and compensation changes due to right sizing operating segments, the divestiture of certain First Horizon Bank branches, the pending divestiture of certain mortgage banking operations and consolidating functional areas.

•	Losses of approximately $1.4 million from the sales of certain First Horizon Bank branches.
•	Transaction costs of $12.0 million from the contracted sales of mortgage servicing rights.
•	Expense of $8.3 million for the writedown of certain intangibles and other assets resulting from FHN’s divestiture of certain mortgage operations and from the change in FHN’s national banking strategy

Losses from the disposition of certain First Horizon Bank branches in 2008 are included in losses/gains on divestitures in the noninterest income section of the Consolidated Statements of Income.  Transaction costs recognized in 2008 from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Statements of Income.  All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits, facilities consolidation costs and related asset impairment costs which are included in occupancy, costs associated with the impairment of premises and equipment which are included in equipment rentals, depreciation and maintenance and other costs associated with such initiatives, including professional fees, intangible asset impairment costs, and the accrual of amounts due after June 30, 2008, in relation to the divestiture of mortage banking operations, which are included in all other expense.  Additional amounts will be recognized in 2008 in relation to the conclusion of the mortage banking divestiture as well as discontinuation of national construction lending.  At this time the amount of these additional charges is expected to be between $35 and $50 million.

Activity in the restructuring and repositioning liability for the three and six months ended June 30, 2008 and 2007 is presented in the following table, along with other restructuring and repositioning expenses recognized.  All costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are recorded as unallocated corporate charges within the Corporate segment.

Note 12 - Restructuring, Repositioning, and Efficiency Charges (continued)

	Three Months Ended		Six Months Ended		Three & Six Months Ended
(Dollars in thousands)	June 30, 2008		June 30, 2008		June 30, 2007

	Charged to		Charged to		Charged to
	Expense	Liability	Expense	Liability	Expense	Liability
Beginning Balance	$-	$22,690	-	19,675	$-	$-
Severance and other employee related costs	5,732	5,732	13,122	13,122	7,997	7,997
Facility consolidation costs	2,963	2,963	3,854	3,854	3,788	3,788
Other exit costs, professional fees and other	1,652	1,652	8,484	8,484	2,969	2,969
Total Accrued	10,347	33,037	25,460	45,135	14,754	14,754
Payments*	-	12,529	-	24,004	-	3,905
Accrual Reversals	-	2,563	-	3,186	-	-
Restructuring & Repositioning Reserve Balance	$10,347	$17,945	$25,460	$17,945	$14,754	$10,849
Other Restructuring & Repositioning Expenses:
Provision for loan portfolio divestiture	-		-		$7,672
Mortgage banking expense on servicing sales	9,344		12,011		-
Loss on First Horizon Bank branch divestitures	429		1,424		-
Impairment of premises and equipment	4,104		4,186		5,159
Impairment of intangible assets	1,732		4,161		11,733
Total Other Restructuring & Repositioning Expense	15,609		21,782		24,564
Total Restructuring & Repositioning Charges	$25,956		$47,242		$39,318

* Includes payments related to:	Three Months Ended		Six Months Ended		Three & Six Months Ended
	June 30, 2008		June 30, 2008		June 30, 2007

Severance and other employee related costs	$4,238		$10,893		$2,329
Facility consolidation costs	2,667		3,901		50
Other exit costs, professional fees and other	5,624		9,210		1,526
	$12,529		$24,004		$3,905

Cumulative amounts incurred beginning second quarter 2007, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are presented in the following table:

Charged to
(Dollars in thousands)	Expense
Severance and other employee related costs*	$38,654
Facility consolidation costs	16,985
Other exit costs, professional fees and other	17,739
Other Restructuring & Repositioning (Income) and Expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	18,439
Net gain on First Horizon Bank branch divestitures	(14,271)
Impairment of premises and equipment	13,474
Impairment of intangible assets	18,160
Impairment of other assets	29,108
Total Restructuring & Repositioning Charges Incurred as of June 30, 2008	$145,960
*Includes $1.2 million of deferred severance-related payments that will be paid after 2008.

Note 13 – Fair Values of Assets and Liabilities

Effective January 1, 2008, upon adoption of SFAS No. 159, FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes.  FHN believes such election will reduce certain timing differences and better match changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets.  No transition adjustment was required upon adoption of SFAS No. 159 as FHN continues to account for mortgage loans held for sale which were originated prior to 2008 at the lower of cost or market value.  Mortgage loans originated for sale are included in loans held for sale on the Consolidated Condensed Statements of Condition.  Other interests retained in relation to residential loan sales and securitizations are included in trading securities on the Consolidated Condensed Statements of Condition. Additionally, effective January 1, 2008, FHN adopted SFAS No. 157 for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are re-measured at least annually.  FSP FAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.  Therefore, in 2008, FHN has not applied the provisions of SFAS No. 157 for non-recurring fair value measurements related to its non-financial long-lived assets under SFAS No. 144 (including real estate acquired by foreclosure) or its non-financial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, as well as to goodwill and indefinite-lived intangible assets which are measured at fair value on a recurring basis for impairment assessment purposes but are not recognized in the financial statements at fair value.

In accordance with SFAS No. 157, FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which such assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  Each fair value measurement is placed into the proper level based on the lowest level of significant input.  These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

All divestiture-related line items in the Consolidated Condensed Statements of Condition have been combined with the related non-divestiture line items in preparation of the disclosure tables in this footnote.  The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.  Derivatives in an asset position are included within Other assets while derivatives in a liability position are included within Other liabilities.  Derivative positions constitute the only Level 3 measurements within Other assets and Other liabilities.

Note 13 – Fair Values of Assets and Liabilities (continued)

	June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Trading securities	$1,563,055	$2,929	$1,131,109	$429,017
Loans held for sale	2,163,705	-	2,159,993	3,712
Securities available for sale	2,756,820	32,086	2,577,863	146,871
Mortgage servicing rights, net	1,139,395	-	-	1,139,395
Other assets *	306,985	108,787	97,363	100,835
Total	$7,929,960	$143,802	$5,966,328	$1,819,830

Trading liabilities	$464,225	$31	$464,194	$-
Commercial paper and other short-term borrowings	205,412	-	-	205,412
Other liabilities *	252,221	156,131	90,775	5,315
Total	$921,858	$156,162	$554,969	$210,727

* Derivatives are included in this category.

Note 13 – Fair Values of Assets and Liabilities (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2008
					Securities	Mortgage		Net derivative		Commercial paper
	Trading		Loans held		available	servicing		assets and		and other short-
(Dollars in thousands)	securities		for sale		for sale	rights, net		liabilities		term borrowings
Balance, beginning of quarter	$392,196		$4,753		$153,376	$895,923		$465,067		$-
Total net gains/(losses)
for the quarter included in:
Net income	79,261		(171)		(236)	254,066		(307,054)		16,685
Other comprehensive income	-		-		(3,336)	-		-		-
Purchases, sales, issuances
and settlements, net	(42,440)		(849)		(2,933)	(10,594)		(70,069)		188,727
Net transfers into/out of Level 3	-		(21)		-	-		7,576		-
Balance, end of quarter	$429,017		$3,712		$146,871	$1,139,395		$95,520		$205,412

Net unrealized gains/(losses)
included in net income for
the quarter relating to assets
and liabilities held at June 30, 2008	$56,696	*	$(1,795	) **	$69 ***	$216,442	****	$(232,560	) **	$(16,685)

	Six Months Ended June 30, 2008
					Securities	Mortgage		Net derivative		Commercial paper
	Trading		Loans held		available	servicing		assets and		and other short-
(Dollars in thousands)	securities		for sale		for sale	rights, net		liabilities		term borrowings
Balance, beginning of year	$476,404		$-		$159,301	$1,159,820		$81,517		$-
Total net gains/(losses)
for the period included in:
Net income	20,077		(171)		69	(8,099)		54,267		16,685
Other comprehensive income	-		-		(7,178)	-		-		-
Purchases, sales, issuances
and settlements, net	(89,403)		(849)		(5,321)	(12,326)		(47,840)		188,727
Net transfers into/out of Level 3	21,939		4,732		-	-		7,576		-
Balance, end of period	$429,017		$3,712		$146,871	$1,139,395		$95,520		$205,412

Net unrealized gains/(losses)
included in net income for
the period relating to assets
and liabilities held at June 30, 2008	$(23,184	) *	$(2,641	) **	$69 ***	$26,567	****	$53,062	**	$(16,685)

*
Six months ended June 30, 2008 includes $2.6 million included in Capital markets noninterest income, $11.8 million included in Mortgage banking noninterest income, and $9.3 million included in Revenue from loan sales and securitizations; three months ended June 30, 2008 included $2.6 million included in Capital markets noninterest income, $68.1 million included in Mortgage banking noninterest income, and $9.3 million in Revenue from loan sales and securitizations.

**	Included in Mortgage banking noninterest income.
***	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.
****
Six months ended June 30, 2008 includes $28.5 million included in Mortgage banking noninterest income and $(1.9) million included in Revenue from loan sales and securitizations; three months ended June 30, 2008 includes $218.3 million in Mortgage banking noninterest income and $(1.9) million included in Revenue from loan sales and securitizations.

Note 13 – Fair Values of Assets and Liabilities (continued)

Additionally, FHN may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first half of 2008 which were still held in the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2008.

					Six Months Ended
	Carrying value at June 30, 2008				June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Loans held for sale	$149,469	$-	$94,763	$54,706	$25,303
Securities available for sale	1,535	-	1,535	-	1,395	*
Loans, net of unearned income**	333,956	-	-	333,956	75,283
Other assets	120,934	-	-	120,934	4,240
					$106,221

*	Represents recognition of other than temporary impairment for cost method investments classified within securities available for sale.
**	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Writedowns on these loans are recognized as part of provision.

In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $36.2 million for its warehouse of trust preferred securities, which was classified within level 3 for Loans held for sale at March 31, 2008.  The determination of estimated market value for the warehouse was based on a hypothetical securitization transaction for the warehouse as a whole.  FHN used observable data related to prior securitization transactions as well as changes in credit spreads in the CDO market since the most recent transaction.  FHN also incorporated significant internally developed assumptions within its valuation of the warehouse, including estimated prepayments and estimated defaults.  In accordance with SFAS No. 157, FHN excluded transaction costs related to the hypothetical securitization in determining fair value.

In second quarter 2008, FHN designated its trust preferred warehouse as held to maturity.  Accordingly, these loans were excluded from loans held for sale in the nonrecurring measurements table above as of June 30, 2008.  In conjunction with the transfer of these loans to held to maturity status, FHN performed a lower of cost or market analysis on the date of transfer.  This analysis was based on the pricing of market transactions involving securities similar to those held in the trust preferred warehouse with consideration given, as applicable, to any differences in characteristics of the market transactions, including  issuer credit quality, call features and term.  As a result of the lower of cost or market analysis, FHN determined that its existing valuation of the trust preferred warehouse was appropriate.

In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $17.0 million relating to mortgage warehouse loans.  Approximately $10.5 million was attributable to increased delinquencies or aging of loans.   The market values for these loans are estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions are based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads. The remaining reduction in value of $6.5 million was attributable to lower investor prices, due primarily to credit spread widening.  This reduction was calculated by comparing the total fair value of loans (using the same methodology that is used for fair value option loans) to carrying value for the aggregate population of loans that were not delinquent or aged.

FHN also recognized a lower of cost or market reduction in value of $8.3 million relating to mortgage warehouse loans during second quarter of 2008.  Approximately $7.1 million is attributable to increased repurchases and delinquencies or aging of warehouse loans; the remaining reduction in value is attributable to lower investor prices, due primarily to credit spread widening.  The market values for these loans are estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions are based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.

Note 13 – Fair Values of Assets and Liabilities (continued)

Fair Value Option

As described above, upon adoption of SFAS No. 159, management elected fair value accounting for substantially all forms of mortgage loans originated for sale.  In second quarter 2008, agreements were reached for the transfer of certain servicing assets and delivery of the servicing assets occurred.  However, due to certain recourse provisions, these transactions did not qualify for sale treatment and the associated proceeds have been recognized within Commercial paper and other short term borrowings in the Consolidated Condensed Statement of Position as of June 30, 2008.  Since servicing assets are recognized at fair value and since changes in the fair value of related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value under SFAS No. 159.  Additionally, as the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	June 30, 2008
			Fair value
	Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate
(Dollars in thousands)	amount	principal	unpaid principal
Loans held for sale reported at fair value:
Total loans	$2,163,705	$2,157,321	$6,384
Nonaccrual loans	320	567	(247)
Loans 90 days or more past due and still accruing	890	1,525	(635)

Assets and liabilities accounted for under SFAS No. 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The change in fair value related to initial measurement and subsequent changes in fair value for mortgage loans held for sale and other short term borrowings for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item shown below.

The amounts for loans held for sale includes approximately $5.2 million and $14.7 million of losses included in earnings for the three and six month periods ended June 30, 2008, respectively, attributable to changes in instrument-specific credit risk, which was determined based on both a quality adjustment for delinquencies and the full credit and liquidity spread on the non-conforming loans.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
(Dollars in thousands)
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$(25,159)	$(5,471)
Commercial paper and other short-term borrowings	(16,685)	(16,685)
Estimated changes in fair value due to credit risk	(5,204)	(14,665)

Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.

Note 14 – Other Events

In second quarter 2008, FHN completed a public offering of 69 million shares of its common stock, which generated net proceeds of $659.8 million after consideration of underwriters’ discounts and commissions and offering costs.  FHN intends to use substantially all of the net proceeds from the sales of the securities for general corporate purposes.  To that end, $610.0 million of the proceeds from the offering was contributed to First Tennessee Bank, N.A. in the form of equity capital.

In July 2008, the Board of Directors of FHN determined that the dividend payable on October 1, 2008, will be paid in shares of common stock at the rate of 3.0615 percent, which means that 30.615 new dividend shares will be distributed for every 1,000 shares held on the record date of September 12, 2008.  The dividend rate was determined to provide shareholders with new shares having a value of $0.20 for each share held on the record date, based on FHN’s volume weighted average share price on July 11, 2008, of $6.5328 per share.  FHN currently intends to pay dividends in shares of common stock for the foreseeable future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corp. (NYSE: FHN) is a national financial services institution.  From a small community bank chartered in 1864, FHN has grown to be one of the 30 largest bank holding companies in the United States in terms of asset size.

The 9,000 employees of FHN provide financial services to individuals and business customers through hundreds of offices located in more than 40 states.  The corporation’s three major brands – First Tennessee, FTN Financial, and First Horizon – provide customers with a broad range of products and services including:

●	Regional banking, with one of the largest market shares in Tennessee and one of the highest customer retention rates of any bank in the country
●	Capital markets, one of the nation’s top underwriters of U.S. government agency securities
●
Mortgage banking, one of the nation’s top mortgage originators and recipient of consecutive awards for servicing excellence from Fannie Mae and Freddie Mac.  Upon closing of the sale of its retail and wholesale mortgage offices nationwide and its loan origination and servicing platform outside Tennessee, the company will continue to provide mortgage services to customers in its First Tennessee Bank markets in and around Tennessee.

FHN companies have been recognized as some of the nation’s best employers by AARP and Working Mother magazines.

In first quarter 2008 FHN revised its business line segments to better align with its strategic direction, representing a focus on its regional banking franchise and capital markets business. To implement this change, the prior Retail/Commercial Banking segment was split into its major components with the national portions of consumer lending and construction lending assigned to a new National Specialty Lending segment that more appropriately reflects the ongoing wind down of these businesses. Additionally, correspondent banking was shifted from Retail/Commercial Banking to the Capital Markets segment to better represent the complementary nature of these businesses. To reflect its geographic focus, the remaining portions of the Retail/Commercial Banking segment now represent the new Regional Banking segment. All prior period information has been revised to conform to the current segment structure and the business line reviews below are based on the new segment presentation.

●
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

●
Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, structured finance, equity research, investment banking, loan sales, portfolio advisory services, and correspondent banking services.

●
National Specialty Lending consists of traditional consumer and construction lending activities outside the regional banking footprint.  In January 2008, FHN announced the discontinuation of national home builder and commercial real estate lending through its First Horizon Construction Lending offices.

●
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

●
Corporate consists of unallocated corporate expenses including restructuring, repositioning, and efficiency initiatives, gains and losses on repurchases of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management and venture capital.

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages, and loans have been disclosed net of unearned income.  The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and six-month periods ended June 30, 2008, compared to the three-month and six-month periods ended June 30, 2007.  To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report.  Additional information including the 2007 financial statements, notes, and MD&A is provided in the 2007 Annual Report.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates.  Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” "going forward," and other expressions that indicate future events and trends identify forward-looking statements.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change.  Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns, expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates.  Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles.  Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.  FHN assumes no obligation to update any forward-looking statements that are made from time to time.  Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, and other parts of this Quarterly Report on Form 10-Q for the period ended June 30, 2008.

FINANCIAL SUMMARY (Comparison of Second Quarter 2008 to Second Quarter 2007)

FINANCIAL HIGHLIGHTS

For second quarter 2008, FHN reported a net loss of $19.1 million or $.11 per diluted share compared to earnings of $22.2 million or $.17 per diluted share for second quarter 2007.  Second quarter 2008 was impacted by several items including increased provisioning for loan losses and increased costs for estimated repurchase activity for prior loan sales, costs associated with the company’s restructuring, repositioning, and efficiency initiatives and a $12.6 million gain on the repurchase of debt.  Provisioning for loan losses increased by $175.6 million over second quarter 2007 to $220.0 million in the current quarter as loan loss reserves grew from 1.03 percent of total loans in the second quarter 2007 to 2.59 percent in the second quarter 2008.  FHN incurred net charges of $26.0 million in the second quarter 2008 from restructuring, repositioning, and efficiency initiatives compared to $39.3 million for second quarter 2007.  Other items affecting second quarter 2007 were a net reduction in pretax earnings of $5.4 million related to legal settlements and $9.2 million of securities gains.

National Specialty Lending, Regional Banking, Mortgage Banking and Capital Markets were all impacted by increased provisioning in second quarter 2008 as FHN continued to actively manage the credit risk within its loan portfolios.  Capital Markets fixed income sales generated $105.0 million of revenues compared to $48.3 million in the second quarter of 2007 as the Federal Reserve’s aggressive rate cuts in 2008 produced a steeper yield curve.  Mortgage Banking pre-tax income increased over second quarter 2007 as origination income was positively impacted by higher gain on sale margins while servicing income was favorably impacted by hedging activities compared to 2007.

FHN improved its capital position in second quarter 2008 as it completed a public offering of 69 million shares of common stock.   Key ratios were 6.96 percent for tangible common equity to tangible assets, 10.51 percent for Tier I and 15.15 percent for total capital as of June 30, 2008.  Corporate net nterest margin improved to 3.01 percent for second quarter 2008 compared to 2.79 percent for second quarter 2007.

Return on average shareholders’ equity and return on average assets were (3.02) percent and (.21) percent, respectively, for the second quarter 2008. Return on average shareholders’ equity and return on average assets were 3.57 percent and .23 percent respectively, for the second quarter 2007.  Total assets were $35.5 billion and shareholders’ equity was $2.7 billion on June 30, 2008, as compared to $38.4 billion and $2.5 billion, respectively, on June 30, 2007.

BUSINESS LINE REVIEW

Regional Banking
The pre-tax loss for Regional Banking was $26.7 million for second quarter 2008 compared to pre-tax income of $53.9 million for second quarter 2007.  Total revenues for Regional Banking were $212.9 million for second quarter 2008 compared to $229.3 million for second quarter 2007.

Net interest income was $120.3 million in second quarter 2008 compared to $137.7 million in second quarter 2007.  Regional Banking net interest margin was 4.38 percent in second quarter 2008 compared to 4.94 percent in the second quarter 2007.  This compression resulted from narrowing spreads on deposits as Federal Reserve rate reductions in the first half of 2008 were not fully passed on to deposit customers.

Noninterest income increased slightly to $92.5 million in second quarter 2008 compared to $91.6 million in second quarter 2007 as increased fees from deposit and cash management as well as a $2.3 million foreclosure gain more than offset declines in trust and insurance income.  The increase in deposit fees was due to growth in deposit accounts while decreases in trust income were primarily due to market conditions and the decline in insurance commissions is due to a soft property and casualty market.

Provision for loan losses increased to $89.4 million in second quarter 2008 from $14.1 million for the second quarter 2007.  This increase was primarily a result of deterioration in home equity and commercial loan portfolios.

Noninterest expense decreased to $150.2 million in second quarter 2008 from $161.3 million for the second quarter 2007.  While most expenses decreased, the majority of the decline is attributable to reductions in personnel expenses related to efficiency initiatives.

Capital Markets
Capital Markets pre-tax income was $24.1 million in second quarter 2008 compared to $22.5 million in second quarter 2007.  Total revenues for Capital Markets were $143.1 million in second quarter 2008 compared to $106.7 million in second quarter 2007.

Net interest income was $18.5 million in second quarter 2008 compared to $13.7 million in second quarter 2007.  This increase is primarily attributable to trading portfolio management activities implemented in the second half of 2007, a steeper yield curve and the effect of increases in the average trust preferred warehouse.

Income from fixed income sales increased to $105.0 million in second quarter 2008 from $48.3 million in second quarter 2007, reflecting an increase in activity during the second quarter 2008 as the Federal Reserve aggressively lowered rates the first half of 2008 resulting in a steeper yield curve.  Other product revenues were $19.7 million in second quarter 2008 compared to $44.7 million in second quarter 2007.  This decrease is primarily attributable to the effect of credit market disruptions on the pooled trust preferred product for which no transaction revenues were recognized in second quarter 2008.

Provision increased to $18.5 million from $3.7 million to reflect deterioration of correspondent banking loans.

Noninterest expense was $100.6 million in second quarter 2008 compared to $80.5 million in second quarter 2007. This increase is a result of higher production levels during second quarter 2008.

National Specialty Lending
National Specialty Lending had a pre-tax loss of $95.7 million in second quarter 2008 compared to pre-tax income of $14.6 million in second quarter 2007.  The pre-tax loss in 2008 is primarily a result of an increase in the provision for loan losses to $108.1 million in second quarter 2008 compared to $19.1 million in second quarter 2007 due to deterioration in the national construction and consumer lending portfolios.

Total revenues for National Specialty Lending were $39.1 million for second quarter 2008 compared to $71.9 million for second quarter 2007.  Net interest income declined to $53.6 million in the second quarter 2008, compared to $59.4 million for the second quarter 2007, as a result of the increase in nonaccrual construction loans.  Noninterest income was a loss of $14.5 million for the second quarter 2008, compared to a gain of $12.4 million for the second quarter 2007, as the value of residual interests in prior securitizations declined.  Additionally, increased costs were recorded for estimated repurchase activity related to prior loan sales and there were no loan sales executed in the second quarter 2008.

Noninterest expense was $26.7 million in second quarter 2008, compared to $38.2 million for second quarter 2007.  Noninterest expense declined mainly due to lower personnel costs related to the business wind-down initiated during first quarter 2008.

Mortgage Banking
Mortgage Banking had a pre-tax income of $69.2 million in second quarter 2008, compared to a pre-tax loss of $12.0 million in second quarter 2007.  Total revenues for Mortgage Banking were $222.3 million for second quarter 2008 compared to $103.3 million for second quarter 2007.

Net interest income was $31.8 million in second quarter 2008 compared to $28.3 million in second quarter 2007.  The increase is consistent with the increase in the warehouse spread to 3.14% in the current quarter compared to 1.14% in second quarter 2007.  Provision for loan losses increased to $4.0 million in the second quarter 2008 from $(.1) million in the second quarter 2007 reflecting deterioration of permanent mortgages in the portfolio.

Noninterest income was $190.5 million in second quarter 2008 compared to $74.9 million in second quarter 2007.  Noninterest income consists primarily of mortgage banking-related revenue from the origination and sale of mortgage loans, fees from mortgage servicing and changes in fair value of mortgage servicing rights (MSR) net of hedge gains or losses.

Net origination income increased to $134.1 million in second quarter 2008 from $67.3 million in second quarter 2007 primarily due to a $39.0 million positive impact from the adoption of accounting standards, including the prospective election of fair value accounting for substantially all types of mortgage warehouse loans in the first quarter 2008.  Gain on sale margins increased to 125 bps compared to 76 bps in second quarter 2007 as government loans constituted a higher percentage of deliveries and from the effects of favorable rate moves at the end of the current quarter.

Net servicing income increased to $42.6 million in the second quarter 2008 from a loss of $3.5 million in 2007. Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets positively impacted net revenues by $16.5 million this quarter as compared to a negative impact of $14.7 million in second quarter 2007, primarily resulting from Federal Reserve interest rate decreases creating a steeper yield curve in 2008.  The decrease in MSR value due to runoff was $37.1 million in second quarter 2008 compared to $62.6 million in second quarter 2007 as the value of MSR that prepaid this quarter was less valuable than a year ago and loans prepaid at a slower rate.

Noninterest expense was $149.1 million in second quarter 2008 compared to $115.5 million in second quarter 2007.  This increase in the second quarter of 2008 resulted primarily from a $46.2 million effect of no longer deferring origination costs on warehouse loans accounted for at elected fair value in first quarter 2008.  This amount is offset by a corresponding increase in origination income. The effects of cost reductions initiated after first quarter 2007 as part of right sizing operations and a decline in legal settlements of $8.4 million from 2007 partially offset the increase in noninterest expense attributable to the fair value election for warehouse loans and increased foreclosure expenses.

Corporate
The Corporate segment’s results yielded a pre-tax loss of $18.7 million in second quarter 2008 compared to a pre-tax loss of $60.9 million in second quarter 2007.  Net interest income increased to $14.7 million from $.5 million in the second quarter 2007 as proceeds from the common stock issuance reduced the need for short term funding.  Results for second quarter 2008 include $26.0 million of net charges associated with implementation of restructuring, repositioning and efficiency initiatives compared to $39.3 million of net charges in second quarter 2007. Gains of $12.6 million related to the repurchase of debt were also recognized in second quarter 2008. See discussion of the restructuring, repositioning and efficiency initiatives below for further details.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

Beginning in 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity.  In addition, during 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets. These sales were completed in second quarter 2008.  In the second half of 2007, FHN also took actions to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  As part of its strategy to reduce its national real estate portfolio, FHN announced in January 2008 that it was discontinuing national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices.  Additionally, FHN initiated the repositioning of First Horizon Home Loans’ mortgage banking operations, which included sales of MSR in fourth quarter 2007 and the first and second quarters of 2008.

In June 2008, FHN announced that it had reached a definitive agreement with MetLife for the sale of more than 230 retail and wholesale mortgage origination offices nationwide as well as its loan origination and servicing platform.  FHN also agreed with MetLife for the sale of servicing assets, and related hedges, on approximately $20 billion of first lien mortgage loans and related custodial deposits.  The transaction is expected to close in third quarter 2008.  MetLife will pay book value for the assets and liabilities it is acquiring, subject to an adjustment of up to $10.0 million.

Net costs recognized by FHN in the six months ended June 30, 2008, related to restructuring, repositioning, and efficiency activities were $47.2 million compared to $39.3 million for the first half of 2007.  Included in noninterest income are $12.0 million of transaction costs related to contracted loan servicing sales and $1.4 million of losses related to First Horizon Bank branch sales.  All other costs incurred in relation to the restructuring, repositioning, and efficiency initiatives implemented by management are included in noninterest expense.  All costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are recorded as unallocated corporate charges within the Corporate segment.  Significant expenses for year to date 2008 resulted from the following actions:

•
Expense of $25.5 million associated with organizational and compensation changes due to right sizing operating segments, the divestiture of certain First Horizon Bank branches, the pending divestiture of certain mortgage banking operations and consolidating functional areas.

•	Losses of approximately $1.4 million from the sales of certain First Horizon Bank branches.
•	Transaction costs of $12.0 million from the contracted sales of mortgage servicing rights.

•
Expense of $8.3 million for the write-down of certain intangibles and other assets resulting from FHN’s divestiture of certain mortgage operations and from the change in FHN’s national banking strategy

Settlement of the obligations arising from current initiatives will be funded from operating cash flows. The effect of suspending depreciation on assets held for sale was immaterial to FHN’s results of operations for all periods. As a result of the change in FHN’s national banking strategy, a write-down of other intangibles of $2.4 million was recognized in first quarter 2008 related to certain banking licenses. As part of the agreement to sell certain mortgage banking assets, an impairment of $1.7 million was recognized in second quarter 2008 related to noncompete agreements.  The recognition of these impairment losses will have no effect on FHN’s debt covenants. The impairment loss related to such intangible assets has been recorded as an unallocated corporate charge within the Corporate segment and is included in all other expense on the Consolidated Condensed Statements of Income. As a result of the restructuring, repositioning, and efficiency initiatives implemented to date by management, the effects of $175 million in aggregate annual pre-tax improvements are being experienced by FHN beginning in its first quarter 2008 run-rate.  An additional $70 million in annual profitability improvements is anticipated to be experienced by the end of 2008 in relation to the First Horizon Bank branch divestitures and the restructuring of mortgage operations and national lending operations. Due to the broad nature of the actions being taken, all components of income and expense will be affected.  Additional amounts will be recognized in 2008 in relation to the conclusion of the mortgage banking divestiture as well as the discontinuance of national construction lending. At this time, the amount of these additional charges is expected to be between $35 and $50 million.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and six month periods ended June 30, 2008, and 2007 are presented in the following table based on the income statement line item affected.  See Note 12 – Restructuring, Repositioning, and Efficiency Charges and Note 2 – Acquisitions/Divestitures for additional information.

Table 1 - Charges for Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended	Six Months Ended	Three and Six Months
	June 30	June 30	Ended June 30
(Dollars in thousands)	2008	2008	2007
Noninterest income:
Mortgage banking	$(9,344)	$(12,011)	$-
Losses on divestitures	(429)	(1,424)	-
Total noninterest income	(9,773)	(13,435)	-
Provision for loan losses	-	-	7,672
Noninterest expense:
Employee compensation, incentives and benefits	5,729	13,141	7,997
Occupancy	3,338	4,319	3,726
Equipment rentals, depreciation and maintenance	4,181	4,264	5,221
Operations services	2	2	-
Communications and courier	36	42	-
All other expense	2,897	12,039	14,702
Total noninterest expense	16,183	33,807	31,646
Loss before income taxes	$(25,956)	$(47,242)	$(39,318)

Activity in the restructuring and repositioning liability for the six months ended June 30, 2008 is presented in the following table:

(Dollars in thousands)		Liability
Beginning Balance		$19,675
Severance and other employee related costs		13,122
Facility consolidation costs		3,854
Other exit costs, professional fees and other		8,484
Total Accrued		45,135
Payments*		24,004
Accrual Reversals		3,186
Restructuring and Repositioning Reserve Balance		$17,945

* Includes payments related to:	Six Months Ended
	June 30, 2008
Severance and other employee related costs	$10,893
Facility consolidation costs	3,901
Other exit costs, professional fees and other	9,210
	$24,004

INCOME STATEMENT

Total revenues (net interest income and noninterest income) were $637.9 million in second quarter 2008 compared to $519.8 million in 2007.  Net interest income was $238.9 million in second quarter 2008 compared to $239.4 million in 2007 and noninterest income was $399.0 million in 2008 compared to $280.3 million in 2007.  A discussion of the major line items follows.

NET INTEREST INCOME

Net interest income remained flat at $238.9 million in second quarter 2008 compared to $239.4 million in second quarter 2007. Earning assets declined 7.3 percent to $31.8 billion and interest-bearing liabilities declined 8.1 percent to $32.1 billion in second quarter 2008.

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

The consolidated net interest margin was 3.01 percent for second quarter 2008 compared to 2.79 percent for second quarter 2007.  The increased margin occurred as the net interest spread widened to 2.66 percent from 2.13 percent in 2007 while the impact of free funding decreased from 66 basis points to 35 basis points.  The improvement in net interest margin primarily resulted from the decline in earning assets.

Table 2 - Net Interest Margin

	Three Months Ended
	June 30
	2008	2007
Consolidated yields and rates:
Loans, net of unearned income	5.29%	7.43%
Loans held for sale	5.70	6.45
Investment securities	5.27	5.55
Capital markets securities inventory	4.45	5.35
Mortgage banking trading securities	12.48	12.13
Other earning assets	1.98	5.04
Yields on earning assets	5.24	6.94
Interest-bearing core deposits	2.21	3.39
Certificates of deposits $100,000 and more	3.45	5.36
Federal funds purchased and securities sold under agreements to repurchase	1.88	4.99
Capital markets trading liabilities	4.92	5.43
Commercial paper and other short-term borrowings	2.30	5.14
Long-term debt	3.17	5.68
Rates paid on interest-bearing liabilities	2.58	4.81
Net interest spread	2.66	2.13
Effect of interest-free sources	.35	.66
FHN - NIM	3.01%	2.79%

Prospectively, net interest margin should be positively influenced by the reduction of lower margin business assets and the core bank’s asset-sensitivity position heading into a likely rising short-term rate environment.

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

Prior to adoption of new accounting standards in the first quarter 2008, origination income included origination fees, net of costs, gains/(losses) recognized on loans sold including the capitalized fair value of MSR, and the value recognized on loans in process including results from hedging.  Origination fees, net of costs (including incentives and other direct costs), were deferred and included in the basis of the loans in calculating gains and losses upon sale.  Gain or loss was recognized due to changes in fair value of an interest rate lock commitment made to the customer.  Gains or losses from the sale of loans were recognized at the time a mortgage loan was sold into the secondary market.  See Critical Accounting Policies and Note 1 – Financial Information for more discussion of the effects of adopting the new accounting standards.

Upon adoption of the new accounting standards, origination income includes origination fees, gains/(losses) recognized on loans sold including the capitalized fair value of MSR, and the value recognized on loans in process including results from hedging.  Upon election of fair value accounting for substantially all warehouse loans, the value recognized on these loans includes changes in investor prices, MSR and concessions.  The related origination fees are no longer deferred but recognized in origination income upon closing of a loan.

Origination income increased to $134.1 million in second quarter 2008 compared to $67.2 million last year as loans delivered into the secondary market were consistent with that of second quarter of 2007 of $7.2 billion. Margin on deliveries increased from 76 basis points in second quarter 2007 to 125 basis points in 2008 largely due to government loans constituting a much higher portion of deliveries and the effects of favorable rate moves at the end of the second quarter.  The adoption of accounting standards positively impacted second quarter 2008 by $39.0 million.

Servicing income includes servicing fees, changes in the fair value of the MSR asset and net gains or losses from hedging MSR.  First Horizon Home Loans employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies).  Net servicing income increased to $42.6 million in the second quarter 2008 from a loss of $3.5 million in 2007.

Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets positively impacted net revenues by $16.5 million this quarter as compared to a negative impact of $14.7 million in second quarter 2007, due to Federal Reserve rate decreases and a steeper yield curve in 2008.  Additionally, the change in MSR value due to runoff was $37.1 million in second quarter 2008 compared to $62.7 million last year as the value of MSR that prepaid this quarter was less valuable than a year ago and loans prepaid at a slower rate.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method, which provide ancillary activities to mortgage banking, and fees from retail construction lending.

Table 3 - Mortgage Banking Noninterest Income

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30		Change	June 30		Change
	2008	2007	(%)	2008	2007	(%)
Noninterest income (thousands):
Origination income	$ 134,095	$ 67,281	99.3 +	$ 218,151	$ 130,922	66.6 +
Servicing income	42,614	(3,496)	NM	111,957	(488)	NM
Other	(4,291)	7,515	NM	1,022	13,963	92.7 -
Total mortgage banking noninterest income	$ 172,418	$ 71,300	141.8 +	$ 331,130	$ 144,397	129.3 +
Mortgage banking statistics (millions):
Refinance originations	$ 3,292.3	$ 3,038.0	8.4 +	$ 8,068.8	$ 5,842.7	38.1 +
Home-purchase originations	3,533.5	5,054.4	30.1 -	6,266.5	8,552.1	26.7 -
Mortgage loan originations	$ 6,825.8	$ 8,092.4	15.7 -	$14,335.3	$ 14,394.8	.4 -
Servicing portfolio - owned	$98,384.2	$105,652.0	6.9 -	$98,384.2	$105,652.0	6.9 -
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

Revenues from fixed income sales increased $56.7 million compared to second quarter 2007 reflecting the effects of a steeper yield curve resulting from the Federal Reserve’s aggressive rate cuts during the first half of 2008 and the associated positive impact on the demand for fixed income products.  Revenues from other products decreased $19.5 million in comparison to second quarter 2007. This decrease is primarily attributable to the effect of credit market disruptions on the pooled trust preferred product for which no transaction revenues were recorded in the second quarter 2008.

Table 4 - Capital Markets Noninterest Income
	Three Months Ended			Six Months Ended
	June 30		Growth	June 30		Growth
(Dollars in thousands)	2008	2007	Rate (%)	2008	2007	Rate (%)
Noninterest income:
Fixed income	$105,002	$48,258	117.6 +	$257,210	$ 94,571	172.0 +
Other product revenue	17,336	36,796	52.9 -	(3,415)	77,596	NM
Total capital markets noninterest income	$122,338	$85,054	43.8 +	$253,795	$172,167	47.4 +
NM - not meaningful

Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income.  Deposit transactions and cash management fees increased $3.7 million or 8.6 percent, reflecting growth in demand deposits and pricing initiatives.  Revenue from loan sales and securitizations decreased $16.6 million due to decreased value of residuals from prior securitizations and the effects of credit market disruptions as the market for consumer loans disappeared in the latter half of 2007.  Trust services and investment management income dropped 16.4 percent or $1.7 million due to market conditions and a change in product mix.  Insurance commissions decreased 11.1 percent or $.9 million from $7.7 million in 2007 primarily due to a soft property and casualty market. Other revenues related to deferred compensation plans decreased $6.3 million in comparison to second quarter 2007, which is offset by a related decrease in noninterest expense associated with these plans.

NONINTEREST EXPENSE
Total noninterest expense for second quarter 2008 increased 2 percent to $465.8 million from $457.2 million in 2007.  This increase includes a $46.2 million effect of no longer deferring origination costs on warehouse loans accounted for at elected fair value in second quarter 2008.  This amount is offset by a corresponding increase in mortgage banking noninterest income.   Additionally, results for second quarter 2008 include $26.0 million of charges associated with implementation of restructuring, repositioning and efficiency initiatives compared to $39.3 million in 2007. See discussion of the restructuring, repositioning and efficiency initiatives below for further details.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, increased to $277.1 million from $258.2 million in 2007 reflecting the effects of no longer deferring compensation directly attributable to the origination of mortgage loans accounted for at elected fair value and increased production levels in capital markets.   Partially offsetting these amounts is the effects of FHN’s efficiency initiatives as headcount and production was significantly reduced in comparison to second quarter 2007.

Also included in noninterest expense was a decrease of $7.5 million compared to second quarter 2007 related to deferred compensation plans for which, as discussed above, there was a related decrease in revenue.  Other noninterest expense increased by 4.7 percent as increases related to FDIC premiums, the recognition of origination costs for loans recognized at fair value, and expenses related to foreclosed property, were partially offset by $8.4 million of costs incurred in 2007 to settle a legal matter and general declines in 2008 due to benefits from the implementation of efficiency initiatives.

INCOME TAXES

The effective tax rate for second quarter 2008 was predominantly due to the effect of permanent items and the level of pre-tax income for the quarter.  The provision for income taxes includes $10.5 million of favorable permanent differences.  The favorable permanent differences include $8.0 million of benefits from affordable housing credits and increases in life insurance cash surrender values.  It also includes another $2.0 million of benefits from the favorable resolution of outstanding tax issues including interest with taxing authorities.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio.  Analytical models based on loss experience adjusted for current events, trends and economic conditions are used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance.  In response to economic conditions, in 2008 and fourth quarter 2007, FHN conducted focused portfolio management activities to identify problem credits and to ensure appropriate provisioning and reserve levels.  See Critical Accounting Policies for additional discussion of these procedures.  The provision for loan losses was $220.0 million in second quarter 2008 compared to $44.4 million in second quarter 2007.  The provision for loan losses increased $175.6 million, reflecting recognition of portfolio stress due to declining economic conditions, especially in home equity loans, OTC loans and commercial loans.  The net charge-off ratio increased to 235 basis points in second quarter 2008 from 41 basis points in second quarter 2007 as net charge-offs grew to $127.7 million from $23.0 million, driven by problem loans primarily in the national construction portfolios and an increase in problem loans in the home equity portfolio.

Table 5 - Net Charge-off Ratios *

	Three Months Ended
	June 30
	2008	2007
Total commercial	1.73%	.32%
Retail real estate	2.94	.43
Other retail	4.19	2.76
Credit card receivables	5.63	3.16
Total net charge-offs	2.35	.41
*Net charge-off ratios are calculated based on average loans, net of unearned income.
Table 7 provides information on the relative size of each loan portfolio.

Nonperforming loans in the loan portfolio were $760.1 million on June 30, 2008, compared to $128.0 million on June 30, 2007. The ratio of nonperforming loans in the loan portfolio to total loans was 342 basis points on June 30, 2008, and 57 basis points on June 30, 2007. The increase in nonperforming loans is primarily attributable to deterioration in the one-time close and homebuilder/condominiums portfolios, due primarily to the slowdown in the housing market.  Nonperforming one-time close loans (the Retail Real Estate Construction line on Table 7) increased to $268.1 million on June 30, 2008 from $56.1 million on June 30, 2007.  Nonperforming homebuilder/condominiums loans increased to $297.7 million on June 30, 2008 from $42.1 million on June 30, 2007. These portfolios are included in the Commercial Real Estate Construction line of Table 7.

Nonperforming assets were $876.1 million on June 30, 2008, compared to $194.1 million on June 30, 2007.  The nonperforming assets ratio was 388 basis points on June 30, 2008 and 81 basis points last year.  In addition to the increase in nonperforming loans, foreclosed assets increased $52.5 million, which is primarily attributable to deterioration in the national construction portfolios. Foreclosed assets are recognized at net realizable value, including estimated costs of disposal, at foreclosure. The nonperforming asset ratio is expected to remain under pressure throughout the balance of the current economic downturn.

Table 6 - Asset Quality Information
	Second Quarter
(Dollars in thousands)	2008		2007
Allowance for loan losses:
Beginning balance on March 31	$483,203		$220,806
Provision for loan losses	220,000		44,408
Divestitures/acquisitions/transfers	(382)		(12,326)
Charge-offs	(131,385)		(26,493)
Recoveries	3,713		3,524
Ending balance on June 30	$575,149		$229,919
Reserve for off-balance sheet commitments	22,303		10,494
Total allowance for loan losses and reserve for off-balance sheet commitments	$597,452		$240,413

	June 30
	2008		2007
Regional Banking:
Nonperforming loans	$115,264		$20,692
Foreclosed real estate	37,594		27,289
Total Regional Banking	152,858		47,981
Capital Markets:
Nonperforming loans	41,527		11,921
Foreclosed real estate	600		810
Total Capital Markets	42,127		12,731
National Specialty Lending:
Nonperforming loans	582,523		95,411
Foreclosed real estate	45,384		14,276
Total National Specialty Lending	627,907		109,687
Mortgage Banking:
Nonperforming loans - held for sale****	30,704		12,484
Foreclosed real estate	22,542		11,214
Total Mortgage Banking	53,246		23,698
Total nonperforming assets	$876,138		$194,097

Total loans, net of unearned income	$22,225,232		$22,382,303
Insured loans	(739,276)		(986,893)
Loans excluding insured loans	$21,485,956		$21,395,410
Foreclosed real estate from GNMA loans	$35,737		$13,910
Potential problem assets*	655,610		149,335
Loans 30 to 89 days past due	346,556		179,617
Loans 30 to 89 days past due - guaranteed portion**	138		50
Loans 90 days past due	90,678		34,462
Loans 90 days past due - guaranteed portion**	188		181
Loans held for sale 30 to 89 days past due	53,666		26,457
Loans held for sale 30 to 89 days past due - guaranteed portion**	53,666		19,755
Loans held for sale 90 days past due	66,599		136,565
Loans held for sale 90 days past due - guaranteed portion**	64,508		130,677
Off-balance sheet commitments***	$6,444,427		$7,201,579
Allowance to total loans	2.59%		1.03%
Allowance to loans excluding insured loans	2.68		1.07
Nonperforming assets to loans and foreclosed real estate	3.88		.81
Nonperforming assets to unpaid principal balance of servicing portfolio (Mortgage Banking)	.05		.02
Allowance to nonperforming loans in the loan portfolio	.76	x	1.80	x
Allowance to annualized net charge-offs	1.13	x	2.50	x
*	Includes 90 days past due loans.
**	Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
***	Amount of off-balance sheet commitments for which a reserve has been provided.
****	2Q 2008 includes $20,788 of loans held-to-maturity.
Certain previously reported amounts have been reclassified to agree with current presentation.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard.  In total, potential problem assets were $655.6 million on June 30, 2008, up from $149.3 million on June 30, 2007.  Also, loans 30 to 89 days past due increased to $346.6 million on June 30, 2008, up from $179.6 million on June 30, 2007. This significant increase was primarily driven by the slowdown in the housing market and its impact on national homebuilder and one-time close portfolios. The current expectation of losses from both potential problem assets and loans 30 to 89 days past due has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Asset quality indicators could remain stressed in 2008 due to the expectation that the housing industry and broader economic conditions may continue to deteriorate. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of this MD&A discussion.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets.  During second quarter 2008, earning assets decreased 7.3 percent and averaged $31.8 billion compared to $34.3 billion in second quarter 2007 as all earning asset groups showed declines.

LOANS

Average total loans decreased to $21.7 billion for second quarter 2008 compared to 22.3 billion in the second quarter 2007.  This reflects the net effect of several events affecting the loan portfolio.  Reductions in loans occurred from the sale of the First Horizon Bank branches and elevated charge off levels in the latter half of 2007 and in the first half of 2008.   Further, originations in the national construction lending portfolios were discontinued in first quarter 2008 which resulted in additional declines as compared to second quarter 2007 as existing balances pay down or charge off.  Offsetting these impacts were increases in the loan portfolio as certain consumer loans, certain permanent mortgages, and certain trust preferred loans were included in the portfolio in second quarter 2008 compared to these loans being considered as loans held for sale in second quarter 2007.  Average loans represented 68 percent of average earning assets in second quarter 2008 and 65 percent in 2007.  Commercial, financial and industrial loans remained relatively flat at $7.2 billion in comparison to $7.3 billion in the second quarter 2007.  Commercial Real Estate increased by 11.2 percent from 2007 mainly due to growth in income property lending in the first half of 2008.  Commercial construction loans decreased 15 percent or $437.8 million since second quarter 2007, primarily due to the effects of the wind-down for national homebuilder lending announced in first quarter 2008 as well as elevated charge offs recognized in fourth quarter 2007 and first half 2008 in this portfolio.  On June 30, 2008, FHN did not have any concentrations of 10 percent or more of total loans in any single industry.

Total retail loans decreased 2.1 percent or $225.6 million reflecting a decline in one-time close loans that was primarily due to curtailment of National Construction lending and increased charge offs in late 2007 through second quarter 2008.  Additional loan information is provided in Table 7 – Average Loans.

Table 7 - Average Loans

	Three Months Ended
	June 30
		Percent	Growth		Percent
(Dollars in millions)	2008	of Total	Rate	2007	of Total
Commercial:
Commercial, financial and industrial	$7,212.9	33%	(1.1)%	$7,292.4	33%
Real estate commercial (a)	1,401.3	7	11.2	1,260.2	5
Real estate construction (b)	2,481.7	11	(15.0)	2,919.5	13
Total commercial	11,095.9	51	(3.3)	11,472.1	51
Retail:
Real estate residential (c)	7,878.8	36	.3	7,854.8	35
Real estate construction (d)	1,666.0	8	(20.5)	2,095.0	9
Other retail	138.2	1	(7.9)	150.0	1
Credit card receivables	193.9	1	(.4)	194.7	1
Real estate loans pledged
against other collateralized borrowings (e)	735.8	3	35.3	543.8	3
Total retail	10,612.7	49	(2.1)	10,838.3	49
Total loans, net of unearned	$21,708.6	100%	(2.7)%	$22,310.4	100%
(a) Includes nonconstruction income property loans
(b) Includes homebuilder, condominium, and income property construction loans
(c) Includes home equity loans and lines of credit (average for second quarter 2008 and 2007 - $3.7 billion and $4.1 billion, respectively)
(d) Includes one-time close product
(e) Includes on-balance sheet securitizations of home equity loans

Total loans are expected to continue to decline throughout 2008 as held-to-maturity originations of the national home equity, one-time close and homebuilder lending products have been discontinued and overall loan demand is expected to be soft given the economic environment.

LOANS HELD FOR SALE / LOANS HELD FOR SALE – DIVESTITURE
Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, student loans and small issuer trust preferred loans.  The mortgage warehouse accounts for the majority of loans held for sale.  Average loans held for sale decreased by 7.0 percent to $3.8 billion in second quarter 2008 from $4.1 billion in 2007.  This change is primarily due to decreases in the warehouse as certain product types were curtailed in response to reduced demand in the secondary market. The average decrease of warehouse loans was partially offset by increases in loans held for sale associated with First Horizon bank branches.  FHN continues to fund loan originations and maintain a stable liquidity position through loan sales and securitizations principally of first lien mortgage loans.  In June 2008, approximately $330 million of permanent mortgage loans and $380 million of small issuer trust preferreds were transferred from held for sale to the loan portfolio.  During second quarter 2008 loans held for sale – divestiture averaged $195.1 million.

TRADING ASSETS
Average trading assets decreased by 34 percent or $1.1 billion from second quarter 2007.  This decline was primarily attributable to inventory management initiatives at Capital Markets.

DEPOSITS / OTHER SOURCES OF FUNDS
Core deposits declined slightly to $13.3 billion in second quarter 2008 compared to $13.6 billion in 2007, primarily reflecting disposition of the First Horizon Bank branches.  Short-term purchased funds averaged $12.1 billion for second quarter 2008, down 18 percent or $2.7 billion from $14.9 billion in second quarter 2007.  During the latter half of 2007 and first half of 2008, FHN has shifted wholesale borrowings from short-term certificates of deposit (CD) to less credit sensitive sources, including Federal Home Loan Bank advances and the Federal Reserve’s Term Auction Facility.  In the second quarter 2008, short-term purchased funds accounted for 38 percent of FHN’s total funding down from 43 percent in second quarter 2007.  Total funding is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and long-term debt.  Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings.  Long-term debt averaged $6.7 billion in second quarter 2008 compared to $6.4 billion in second quarter 2007.

Financial Summary (Comparison of first six months of 2008 to first six months of 2007)

FHN recorded a net loss of $11.2 million or $.07 per diluted share for the six months ended June 30, 2008.  Earnings were $92.7 million or  $.72 per diluted share for the six months ended June 30, 2007.  For the six months ended June 30, 2008, return on average shareholder’s equity and return on average assets were (.95) percent and (.06) percent respectively.  Return on average shareholder’s equity and return on average assets were 7.55 percent and .48 percent for the six months ended June 30, 2007.

For the first six months of 2008, total revenues were $1.3 billion; an increase of 26.4 percent compared to $1.0 billion for the six months ended 2007.  Noninterest income for the first six months of 2008 increased to $848.1 million from $563.5 million in 2007.

Mortgage Banking income was $331.1 million for the six months ended June 30, 2008 compared to $144.4 million for six months ended June 30, 2007 as 2008 included $135.9 million of favorable impact related to the adoption of the new accounting standards, including the prospective election of fair value accounting for mortgage warehouse loans.

Origination income increased to $218.2 million for the six months ended June 30, 2008, an increase from $130.9 million as first quarter of 2008 was favorably impacted by $135.9 million related to the adoption of accounting standards.  Gain on sale margins were down from the first half of 2007, but were offset by increased volume of loans delivered into the secondary market.  Servicing income increased as positive impacts from hedging results and changes in MSR due to run-off more than offset declines in servicing fees due to servicing sales occurring in the first half of 2008.

Capital Markets noninterest income increased by 47.4 percent to $253.8 million for the first half of 2008 from $172.2 million a year ago due to increased demand for fixed income securities resulting from a steeper yield curve in the first half of 2008.  This increased production more than offset a decline in other revenues due to a LOCOM adjustment of $36.2 million in the first quarter 2008 and $45.1 million of revenue in the first half of 2007 related to pooled trust preferred loan sales.

Loan sale and securitization income decreased from $19.3 million for the six months ended June 30, 2007 to a loss of $11.1 million in 2008.  Gain on second-lien and HELOC loan sales for the six months ended 2007 were $17.0 million while no sales were executed in the first half of 2008.  Declines in residual values on prior securitizations of $9.4 million also negatively impacted loan sale and securitization income in 2008.  Noninterest income was also impacted in the first six months of 2008 by securities gains of $65.9 million related to Visa Inc.’s initial public offering compared to less significant gains of $9.3 million related to shrinkage of investment portfolio in the first half of 2007.

Provision expense for loan losses increased by $387.1 million for the six months ended June 30, 2008, up from $72.9 million for the first half of 2007 as portfolio deterioration in the national construction lending, home equity, and commercial portfolios was recognized.

Noninterest expense increased to $904.1 million for the six months ended June 30, 2008 from $860.3 million from 2007 primarily driven by personnel expense.  For the six months ended June 30 2008, personnel expense was $564.5 million compared to $504.5 million for the first half of 2007 as increases in capital market’s production, severance and retention costs related to restructuring, repositioning and efficiency initiatives and accelerated recognition of origination costs related to the prospective fair value election on substantially all of the mortgage warehouse loans more than offset declines in expense due to head count reductions.

Noninterest expense charges for restructuring, repositioning and efficiency initiatives (other than personnel related) were $20.7 million for the six months ended June 30, 2008 compared to $23.6 million during the first half of 2007. Other expenses decreased by 4.51 percent or $8.6 million for the six months ended June 30, 2008 compared to June 30, 2007.  Other expenses was negatively impacted the first half of 2008 by  increased FDIC premiums, recognition of origination costs for loans recognized at fair value, and expenses related to foreclosed property which were partially offset by a reversal of $30.0 million of the contingent liability for certain Visa legal matters and general declines from realization of benefits from efficiency initiatives.  The first six months of 2007 were negatively impacted by an $8.4 million legal settlement.

Income taxes for the six months ended June 30, 2008 were positively impacted by state tax settlements while 2007 was positively impacted by a $7.5 million tax benefit due to legal consolidation of the mortgage company into the bank.

BUSINESS LINE REVIEW

Regional Banking
Total revenues for the six-month period were $420.6 million a decrease of 7.9 percent from $456.9 million in 2007.  Net interest income decreased 12.9 percent or $35.6 million.  Noninterest income of $179.6 million remained flat compared to $180.3 million in 2007.  Increases in deposit transactions and cash management fees and foreclosure gains were offset by revenue declines in trust services, insurance commissions and annuity income.  Provision expense for loan losses increased to $164.5 million in 2008 compared to $28.3 million in 2007.  The increase was primarily due to deterioration in the home equity and commercial lending portfolios. Noninterest expense decreased to $300.8 million in 2008 compared to $317.7 million in 2007.  The decline was primarily in personnel expense as efficiency initiatives were realized.

Capital Markets
Total revenues for 2008 increased to $296.7 million compared to $208.7 million for the first half of 2007.  Net interest income was $38.1 million in 2008, an increase of 56.2 percent from 2007.  The increase in net interest income is largely due to trading portfolio management activities in the second half of 2007, a steeper yield curve in 2008 and increases in the average trust preferred warehouse.

Fixed income revenue increased $162.6 million from 2007 to $257.2 million in 2008 as production increased due to the Federal Reserve rate cuts in the first half of 2008 creating a steeper yield curve.  Other revenue declined $88.4 million primarily related to disruptions in the pooled trust preferred product in which no transactions were conducted in 2008 and a LOCOM adjustment of $36.2 million was recognized in the first quarter of 2008.  Provision for loan losses was $33.5 million in 2008 compared to $4.8 million in 2007 reflecting deterioration in correspondent banking loans.  Noninterest expense was $216.3 million, an increase of $49.2 million from $167.1 million in 2007. The increase is primarily driven by increased production in the first half of 2008.

National Specialty Lending
Total revenues for the six months ended June 30, 2008 were $94.0 million compared to $148.4 million in 2007.  Net interest income was $107.9 million in 2008 compared to $124.0 million in 2007.  The decline in net interest income is primarily due to increases in nonaccrual loans.  Provision for loan losses increased to $257.7 million in 2008 compared to $32.2 million in 2007 reflecting the deterioration in the national construction and consumer lending portfolios.

Noninterest income was $(13.9) million for 2008 compared to $24.4 million in 2007.  The decrease in noninterest income was partially due to declines in residual values from prior securitizations and increased costs related to estimated repurchase activity in 2008. Additionally, gains of approximately $16.8 million were recognized in 2007 related to loan sales which were not present in 2008.  Noninterest expense declined to $51.8 million in 2008 compared to $73.4 million in 2007.  The decline is related to the wind-down of this business segment initiated in the first quarter 2008.

Mortgage Banking
Total revenues for the six months ended June 30, 2008 were $420.4 million compared to $200.7 million in 2007.  Net interest income was $61.9 million, an increase of 26.4 percent from 2007.  The increase is consistent with the increase in the warehouse spread over 2007.  Noninterest income was $358.5 million in 2008 compared to $151.7 million in 2007.  Provision for loan losses was $4.2 million in 2008 compared to $(.1) million in 2007 reflecting deterioration of permanent mortgages in the portfolio.

Origination income increased 66.6 percent to $218.2 million for the six months ended June 30, 2008, an increase from $130.9 million as first half of 2008 was favorably impacted by $135.9 million related to the adoption of accounting standards.  Gain on sale margins were down from the first half of 2007, but were offset by increased volume of loans delivered into the secondary market.  Servicing income increased by $111.5 million to $111.9 million from negative $.5 million in 2007 as hedging results and changes in MSR due to run-off more than offset declines in servicing fees from decreases in the servicing portfolio.

Noninterest expense for 2008 was $296.6 million compared to $220.7 million for the six months ended June 30, 2007. Noninterest expense was negatively impacted by the recognition of $100.7 million of origination costs previously deferred due to adoption of fair value accounting for substantially all of the mortgage warehouse loans.  These increased costs were offset in noninterest income by a corresponding increase in gain on sale.  Noninterest expense was also negatively impacted by increased foreclosure and contract employment/outsourcing costs while legal settlement costs negatively impacted 2007 noninterest expense in 2007 by $8.4 million.

Corporate
Total revenues for the six months ended June 30, 2008 were $83.4 million compared to $25.8 million in 2007. Net interest income for 2008 was $18.1 million, a $15.2 million increase over 2007. The increase in net interest income was impacted by reduced funding due to net proceeds from the common stock issuance in the second quarter of 2008.

Noninterest income was $65.3 million in 2008 compared to $22.8 million in 2007.  Noninterest income increases were primarily driven by $65.9 million of securities gains related to Visa Inc.’s initial public offering in 2008 compared to $9.3 million of securities gains in 2007 related to repositioning of the investment portfolio. Net charges related to restructuring were $47.2 million in 2008 compared to $39.3 million in 2007.  Noninterest expense declined to $38.6 million in 2008 compared to $81.4 million in 2007.  Increases in FDIC premiums in 2008 were more than offset by the reversal of $30.0 million of the contingent liability previously established for certain Visa legal matters.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

In the second quarter 2008, FHN completed a public offering of 69 million shares of common stock, which generated net proceeds of $659.8 million after consideration of underwriters’ discounts, commissions and offering costs.  FHN then contributed $610.0 million of the proceeds from the offering to First Tennessee Bank, N.A. in the form of equity capital.  To conserve FHN’s capital, in the second quarter FHN announced that the quarterly cash dividend will be replaced with a stock dividend, commencing October 1, 2008, while maintaining the quarterly dividend rate of $.20 per share.  FHN currently intends to pay dividends in shares of common stock for the foreseeable future.

Average shareholders’ equity increased slightly by 2 percent in second quarter 2008 to $2.54 billion from $2.48 billion in 2007.  Period-end shareholders’ equity was $2.7 billion on June 30, 2008, up 10 percent from the prior year.  The increase is due to the common stock issuance in the second quarter of 2008.  FHN’s board has authorized share repurchases from time to time.  FHN will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders.   At the present time, consistent with the board’s determination to pay the quarterly dividend in shares, FHN intends to repurchase shares only in connection with employee stock programs to accommodate tax withholding and other similar needs.

Table 8 - Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs
2008
April 1 to April 30	11	$11.67	11	36,313
May 1 to May 31	*	11.20	*	36,313
June 1 to June 30	2	9.67	2	36,311
Total	13	$11.32	13
* Amount is less than 500 shares
Compensation Plan Programs:
-
A consolidated compensation plan share purchase program was announced on August 6, 2004.  This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total number originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares.  On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares.  The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023.  Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date.  On June 30, 2008, the maximum number of shares that may be purchased under the program was 28.8 million shares.

Other Programs:
-
On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010.  Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management.  The new authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated.  On June 30, 2008, the maximum number of shares that may be purchased under the program was 7.5 million shares.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries.  Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.  The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized.  For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively.  As of June 30, 2008 and 2007, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 6 – Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns.  The Enterprise-wide Risk/Return Management Committee oversees risk management governance.  Committee membership includes the CEO and other executive officers of FHN.  The Executive Vice President (EVP) of Risk Management oversees reporting for the committee.  Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes.  The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Credit Risk Management Committee, Asset/Liability Committee (ALCO), Capital Management Committee, Compliance Risk Committee, Operational Risk Committee, and the Executive Program Governance Forum.  The Chief Credit Officer, EVP Funds Management and Corporate Treasurer, Chief Financial Officer, SVP Corporate Compliance, EVP of Risk Management, and EVP of Corporate Services chair these committees respectively.  Reports regarding Credit, Asset/Liability Management, Market Risk, Capital Management, Compliance, and Operational Risks are provided to the Credit Policy and Executive and/or Audit Committee of the Board and to the full Board.

Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures, and portfolio management all executed through experienced personnel.  The Internal Audit Department, Credit Risk Assurance, Credit Policy and Regulations, and Portfolio Management also evaluate risk management activities.  These evaluations are reviewed with management and the Audit Committee, as appropriate.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Given the significant current uncertainties that exist within the housing and credit markets, it is anticipated that the second half of 2008 will continue to be challenging for FHN.  While the pending reduction of mortgage banking operations is expected to significantly decrease sensitivity to market pricing uncertainty, FHN will continue to be affected by market factors as it disposes of the remaining loan warehouse and attempts to reduce the remaining servicing portfolio.  In addition, current volatility and reduced liquidity in the capital markets may adversely impact market execution putting continued pressure on revenues. As difficulties in the credit markets persist, FHN will continue to adapt its liquidity management strategies. Further deterioration of general economic conditions, or the housing market alone, could result in increased credit costs depending on the length and depth of this market cycle.

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

LIQUIDITY MANAGEMENT

ALCO focuses on being able to fund assets with liabilities of the appropriate duration, as well as the risk of not being able to meet unexpected cash needs.  The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations.  This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, maintaining sufficient unused borrowing capacity in the national money markets, growing core deposits, and the repayment of loans and the capability to sell or securitize loans.  ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments.  Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Home Loan Bank (FHLB), the Federal Reserve Banks, access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, availability to the overnight and term Federal Funds markets, dealer and commercial customer repurchase agreements, and through the sale or securitization of loans.

Core deposits are a significant source of funding and have been a stable source of liquidity for banks.  The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law.  For second quarter 2008 and 2007, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 158 percent and 160 percent, respectively.  The ratio is expected to continue to decline as the national construction loan portfolios decrease.  FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

FTBNA has a bank note program providing additional liquidity of $5.0 billion.  This bank note program provides FTBNA with a facility under which it may continuously issue and offer short and medium-term unsecured notes.  On June 30, 2008, $1.6 billion was available through the bank note program as a funding source subject to market conditions from time to time.

FHN and FTBNA have the ability to generate liquidity by incurring other debt subject to market conditions and compliance with applicable regulatory requirements from time to time.  FHN evaluates alternative sources of funding, including loan sales, securitizations, syndications, and FHLB borrowings in its management of liquidity.

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2008 and 2007.  For the six months ended June 30, 2008, net cash used in financing and investing activities exceeded positive cash flows from operating activities  primarily due to a decline in wholesale deposits as FHN reduced its use of this more volatile funding source in response to the credit market disruptions that started in third quarter 2007.  This was offset by positive cash flows of $.7 billion provided by the common stock issuance in the second quarter 2008.  Impacting positive financing cash flows the first half of 2007 was an increase in deposits and long-term borrowings of $1.5 billion and $1.1 billion, respectively.  Negative investing cash flows resulted from the decrease in cash related to First Horizon Bank branch sales.   Cash provided by operating activities was positively impacted by decreases in trading securities and declines in loans held for sale due to a contracting warehouse.  Operating cash flows in 2007 were negatively impacted by increases in the capital markets receivable and loans held for sale.

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries along with net proceeds from stock sales through employee plans, which represent the primary source of funds to pay dividends to shareholders and interest to debt holders.  The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions.  The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt subject to market conditions and compliance with applicable regulatory requirements from time to time.

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

FTBNA obtained approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in April and July 2008, and recently requested similar approval for dividends on that class of stock payable in October 2008. FTBNA has not requested approval to pay common dividends to its sole common stockholder, FHN. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether or not to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity and other needs.

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

FHN’s use of government agencies as an efficient outlet for mortgage loan production is an essential source of liquidity for FHN and other participants in the housing industry.  During second quarter 2008, approximately $6.9 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Historically, certain of FHN's originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, have  not conformed to the requirements for sale or securitization through government agencies.  FHN pooled and securitized these non-conforming loans in proprietary transactions.  After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.  These transactions, which were conducted through single-purpose business trusts, are an efficient way for FHN and other participants in the housing industry to monetize these assets.  On June 30, 2008 and 2007, the outstanding principal amount of loans in these off-balance sheet business trusts was $23.6 billion and $25.7 billion, respectively.  FHN has substantially reduced its origination of these loans in response to disruptions in the credit markets and did not execute a securitization of these loans in the first half of 2008.  Given the historical significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans was an important source of liquidity to FHN.  Future availability of this market will be subject to market conditions.

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

COMPLIANCE RISK MANAGEMENT

Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to banking activities. Management, measurement, and reporting of compliance risk are overseen by the Compliance Risk Committee, which is chaired by the EVP Risk Management. Key executives from the business segments, legal, risk management, and shared services are represented on the committee. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee, and to the Audit Committee of the Board, as applicable. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.

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

FHN has processes and management committees in place that are designed to assess and monitor credit risks.  These are subject to independent review by FHN’s Credit Risk Assurance Group, which encompasses both Credit Review and Credit Quality Control functions.  The EVP of Credit Risk Assurance is appointed by and reports to the Credit Policy & Executive Committee of the Board.  This group is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality and credit risk management processes.  The Asset Quality Committee has the responsibility of evaluating Management’s assessment of current asset quality for each lending product.  In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs.  A primary objective of this committee is to provide information about changing trends in asset quality by region or loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses.  The Credit Watch Committee has the primary responsibility of enforcing proper loan risk grading, identifying credit problems and monitoring actions to rehabilitate certain credits.  Management also has a Credit Risk Management Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues.  The committee also recommends credit policies, which are submitted for approval to the Credit Policy and Executive Committee of the Board, and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies.  In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty.  FHN’s goal is to manage risk and price loan products based on risk management decisions and strategies.  Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies.  It is management’s objective that both charge-offs and asset write-downs are recorded promptly, based on management’s assessments of current collateral values and the borrower’s ability to repay.

FHN has a significant concentration of loans secured by residential real estate (52 percent of total loans) primarily in three portfolios.  The retail real estate residential portfolio (36 percent of total loans) is comprised of primarily home equity lines and loans.  While this portfolio is showing increased stress related to loss severities experienced due to the downturn in the housing market and economic conditions in general, it contains loans extended to strong borrowers with high credit scores and is geographically diversified.

The OTC portfolio (8 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing.  Portfolio performance issues are more acute in certain volatile markets.

The Residential CRE portfolio (8 percent of total loans) has also been negatively impacted by the housing industry downturn as liquidity has been severely stressed.  Similar to the OTC portfolio, Residential CRE portfolio performance was driven by conditions in markets that have been significantly impacted by the downturn.

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

Table 9 - Mortgage Banking Prepayment Assumptions

	Three Months Ended
	June 30
	2008	2007
Prepayment speeds
Actual	14.4%	18.1%
Estimated*	31.5	16.1
*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.

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

First Horizon Home Loans engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR.  Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business.  Although there is no single source of market information that can be relied upon to assess the fair value of MSR, First Horizon Home Loans reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information.  On June 30, 2008 and 2007, First Horizon Home Loans determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

In second quarter 2008, agreements were reached for the transfer of certain servicing assets and delivery of the servicing assets occurred.  However, due to certain recourse provisions, these transactions did not qualify for sale treatment and the associated proceeds have been recognized within commercial paper and other short term borrowings in the Consolidated Condensed Statement of Position as of June 30, 2008.  Since servicing assets are recognized at fair value and since changes in the fair value of related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value under SFAS No. 159.   Accordingly, the servicing assets are not hedged through the use of derivatives.  The aggregate fair value of servicing assets and associated financing liabilities was $205.4 million at June 30, 2008.

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

Principal Only and Subordinated Bond Certificates
In some instances, FHN retains interests in the loans it securitizes by retaining certificated principal only strips or subordinated bonds.  To determine the fair value of principal only strips, FHN uses the market prices from comparable assets such as publicly traded FNMA trust principal only strips that are adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities.  The fair value of subordinated bonds is determined using the best available market information, which may include trades of comparable securities, independently provided spreads to other marketable securities, and published market research.  Where no market information is available, the company utilizes an internal valuation model.  As of June 30, 2008, no market information was available, and the subordinated bonds were valued using an internal model which includes assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require.  The assumptions were consistent with those embedded in the December 31, 2007 values, when there was more market information available, except that loss frequency and loss severity assumptions were worsened consistent with published industry cumulative historical loss information and published market projections of future deteriorations in real estate values.  As of June 30, 2007, the subordinated bonds were valued using trades of comparable market securities and independently provided spreads.  Both the principal only strips and the subordinated bonds are collateralized by prime or Alt-A jumbo loans which FHN originated and sold into private label securitizations, primarily in 2006 and 2007.  FHN does not utilize derivatives to hedge against changes in the fair value of these certificates.

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

Sensitivity of MSR and Other Retained Interests
The sensitivity of the current fair value of all retained or purchased interests for MSR, net of offsetting fair value liabilities, to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2008, are as follows:

Table 10 - Sensitivity of the Current Fair Value of All Retained or Purchased Interest for MSR

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC
June 30, 2008
Fair value of retained interests	$1,111,204	$18,138	$10,053
Weighted average life (in years)	5.7	2.2	2.1

Annual prepayment rate	14.7%	34.7%	37.0%
Impact on fair value of 10% adverse change	$(41,670)	$(1,394)	$(736)
Impact on fair value of 20% adverse change	(80,057)	(2,649)	(1,403)

Annual discount rate on servicing cash flows	10.7%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(33,659)	$(451)	$(280)
Impact on fair value of 20% adverse change	(64,948)	(878)	(544)

Annual cost to service (per loan)*	$52	$50	$50
Impact on fair value of 10% adverse change	(11,301)	(373)	(295)
Impact on fair value of 20% adverse change	(22,603)	(745)	(590)

Annual earnings on escrow	3.8%	2.2%	2.1%
Impact on fair value of 10% adverse change	$(23,285)	$(326)	$(184)
Impact on fair value of 20% adverse change	(46,570)	(651)	(367)
*
The annual cost to service includes an incremental cost to service delinquent loans.  Historically, this fair value sensitivity disclosure has not included this incremental cost.  The annual cost to service first-lien mortgage loans without the incremental cost to service delinquent loans was $48 as of June 30, 2008.

The sensitivity of the current fair value of retained interests for other residuals, net of offsetting fair value liabilities, to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2008, are as follows:

Table 11 - Sensitivity of the Current Fair Value for Other Residuals

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC
June 30, 2008
Fair value of retained interests	$375,999	$13,288	$296	$17,740	$3,937	$3,845
Weighted average life (in years)	5.5	4.3	3.6	8.7	2.5	2.2

Annual prepayment rate	14.6%	34.1%	27.6%	83.4%	32.0%	28.0%
Impact on fair value of 10% adverse change	$(17,751)	$(612)	$(23)	$(548)	$(41)	$(385)
Impact on fair value of 20% adverse change	(34,833)	(1,282)	(42)	(1,067)	(78)	(711)

Annual discount rate on residual cash flows	12.1%	19.5%	12.5%	28.4%	35.0%	33.0%
Impact on fair value of 10% adverse change	$(14,807)	$(510)	$(10)	$(1,055)	$(144)	$(401)
Impact on fair value of 20% adverse change	(28,487)	(979)	(18)	(1,945)	(274)	(742)

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

PIPELINE AND WAREHOUSE
During the period of loan origination and prior to the sale of mortgage loans in the secondary market, First Horizon Home Loans has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”.  The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans.  Pipeline loans are either "floating" or "locked".  A floating pipeline loan is one on which an interest rate has not been locked by the borrower.  A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the “inventory” of mortgage loans that are awaiting sale and delivery (at quarter end an average of approximately 37 days) into the secondary market.

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

The fair value of interest rate lock commitments and the fair value of warehouse loans are impacted principally by changes in interest rates, but also by changes in borrower’s credit, and changes in profit margins required by investors for perceived risks (i.e., liquidity).  First Horizon Home Loans does not hedge against credit and liquidity risk in the pipeline or warehouse.  Third party models are used to manage the interest rate risk.

The fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar product with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price.   Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics.  Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if the price is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current.  Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.

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

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $2.6 billion on June 30, 2007.  The balance sheet impacts of the related derivatives were net assets of $20.0 million on June 30, 2007.   Net losses of $1.6 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the six months ended June 30, 2007.

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

For the period ended June 30, 2008, the valuation model utilized to estimate the fair value of loan applications locked prospectively from January 1, 2008,  recognizes the full fair value of the ultimate loan adjusted for estimated fallout and estimated cost assumptions a market participant would use to convert the lock into a loan.  The fair value of interest rate lock commitments was $12.5 million on June 30, 2008.  For the period ended June 30, 2007, the valuation model utilized to estimate the fair value of interest rate lock commitments assumed a zero fair value on the date of the lock with the borrower.  Subsequent to the lock date, the model calculated the change in value due solely to the change in interest rates and estimated fallout resulting in a net liability with an estimated fair value of $2.6 million on June 30, 2007.

FORECLOSURE RESERVES
As discussed above, First Horizon Home Loans typically originates mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market.  Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure.  On June 30, 2008 and 2007, the outstanding principal balance of mortgage loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by First Horizon Home Loans was $3.6 billion and $3.2 billion, respectively.  Additionally, on June 30, 2008 and 2007, $1.8 billion and $4.8 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.  On June 30, 2008 and 2007, $92.4 million and $110.5 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.

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

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults.  Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained.  The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure.  In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses.  On June 30, 2008 and 2007, the foreclosure reserve was $38.5 million and $14.6 million, respectively. Table 12 provides a summary of reserves for foreclosure losses for the periods ended June 30, 2008 and 2007. The servicing portfolio has decreased from $106.0 billion on June 30, 2007, to $102.7 billion on June 30, 2008 as FHN has reduced the portfolio through sales during the first half of 2008, while the foreclosure reserve has experienced increases primarily due to increases in both frequency and severity of projected losses.

Table 12 - Reserves for Foreclosure Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2008	2007	2008	2007
Beginning balance	$20,614	$15,529	$16,160	$14,036
Provision for foreclosure losses	15,927	3,892	21,756	5,973
Transfers*	6,509	-	7,361	-
Charge-offs	(4,587)	(5,180)	(7,097)	(6,359)
Recoveries	-	385	283	976
Ending balance	$38,463	$14,626	$38,463	$14,626
*	Primarily represents reserves established against servicing advances for which the related MSR has been legally sold.
Amounts are transferred to the foreclosure reserve when the advances are delivered to the buyer but recourse to FHN remains.

ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio.  Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio.  Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because:  changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future.  Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur.  The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans.  This critical accounting estimate applies primarily to the Regional Banking and the National Specialty Lending segments.  The Credit Policy and Executive Committees of FHN’s board of directors review quarterly the level of the allowance for loan losses.

FHN’s methodology for estimating the allowance for loan losses is not only critical to the accounting estimate, but to the credit risk management function as well.  Key components of the estimation process are as follows:  (1) commercial loans determined by management to be individually impaired loans are evaluated individually and specific reserves are determined based on the difference between the outstanding loan amount and the estimated net realizable value of the collateral (if collateral dependent) or the present value of expected future cash flows; (2) individual commercial loans not considered to be individually impaired are segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) reserve rates for the commercial segment are calculated based on historical charge-offs and are adjusted by management to reflect current events, trends and conditions (including economic factors and trends); (4) management’s estimate of probable incurred losses reflects the reserve rate applied against the balance of loans in the commercial segment of the loan portfolio; (5) retail loans are segmented based on loan type; (6) reserve amounts for each retail portfolio segment are calculated using analytical models based on loss experience adjusted by management to reflect current events, trends and conditions (including economic factors and trends); and (7) the reserve amount for each retail portfolio segment reflects management’s estimate of probable incurred losses in the retail segment of the loan portfolio.

Principal loan amounts are charged off against the allowance for loan losses in the period in which the loan or any portion of the loan is deemed to be uncollectible.

In assessing the credit risk associated with individually impaired commercial loans, FHN considers the vast majority of these loans as collateral dependent in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.”  After consideration of any prior net charge offs, FHN typically determines the appropriate level of allowance and chargeoff for collateral dependent loans from recent appraisals. Appraised values are reduced by estimated costs to sell.  When additional deterioration in the value of the collateral has occurred since the time of the last appraisal, FHN discounts the appraised value to reflect general valuation trends for similar assets.  The total value of impaired loans considered collateral dependent at June 30, 2008 was $334.0 million.

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

In second quarter 2008, FHN continued to actively review its loan portfolios to identify problem assets and the associated inherent losses.  The commercial loan portfolio experienced downward grade migration, negatively impacting required reserves.  FHN also continued to charge down impaired commercial loans considered collateral dependent to estimates of fair value less costs to sell.  Additionally, enhanced analysis procedures were applied to the home equity portfolio.   Higher loss severities more than offset the lower levels of delinquencies experienced in this portfolio.  These procedures resulted in FHN recognizing $220.0 million of provision in the quarter.

GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually.  As of October 1, 2007, FHN engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its annual impairment assessment.  The independent valuation utilized three separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.  The valuation as of October 1, 2007, indicated goodwill impairment for the Mortgage Banking segment.   Based on further analysis and events subsequent to the measurement date of October 1, 2007, no additional goodwill impairment was indicated as of December 31, 2007, March 31, 2008 or June 30, 2008.

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

OTHER ITEMS

FAIR VALUE MEASUREMENTS

As a financial services institution, fair value measurements are applied to a significant portion of FHN’s Consolidated Condensed Statement of Condition.  A summary of line items significantly affected by fair value measurements, a brief description of current accounting practices and a description of current valuation methodologies are presented in Table 13 below.  As of June 30, 2008, the total amount of assets and liabilities measured at fair value using significant unobservable inputs was 27.3 percent and 22.3 percent, respectively, in relation to the total amount of assets and liabilities measured at fair value.  See Note 13 – Fair Values of Assets and Liabilities – for additional information.

Table 13 - Application of Fair Value Measurements

Line Item	Description of Accounting	Valuation Discussion
Mortgage trading securities and associated financing liabilities	Retained interests in securitizations and associated financing liabilities, as applicable, are recognized at fair value through current earnings.	See Critical Accounting Policies.
Capital markets trading securities and trading liabilities	Capital Markets trading positions are recognized at fair value through current earnings.
Long positions are valued at bid price in bid-ask spread.  Short positions are valued at ask price.  Positions are valued using observable inputs including current market transactions, LIBOR and U.S. treasury curves, credit spreads and consensus prepayment speeds.

Loans held for sale	Substantially all mortgage loans held for sale are recognized at elected fair value with changes in fair value recognized currently in earnings.	See Critical Accounting Policies.
	The warehouse of trust preferred securities was measured at the lower of cost or market prior to its transfer to the loan portfolio in second quarter 2008.	See discussion below.
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
Mortgage servicing rights and associated financing liabilities
MSR and associated financing liabilities, as applicable, are recognized at fair value upon inception.  Both are subsequently recognized at elected fair value with changes in fair value recognized through current earnings.
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

Valuations for forwards and futures contracts are based on current transactions involving identical securities.  Valuations of other derivatives are based on inputs observed in active markets for similar instruments.  Typical inputs include the LIBOR curve, option volatility and option skew.  See Critical Accounting Policies for discussion of the valuation procedures for derivatives used to hedge MSR and excess interest.

Deferred compensation assets are measured at fair value with changes in fair value recognized in current earnings.  Deferred compensation liabilities that are determined by the fair value of participant investment elections are measured at fair value with changes in fair value recognized in current earnings.
Valuations of applicable deferred compensation assets and liabilities are based on quoted prices in active markets.

In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $36.2 million for its warehouse of trust preferred securities, which was classified within level 3 for Loans held for sale.  The determination of estimated market value for the warehouse was based on a hypothetical securitization transaction for the warehouse as a whole.  FHN used observable data related to prior securitization transactions as well as changes in credit spreads in the CDO market since the most recent transaction.  FHN also incorporated significant internally developed assumptions within its valuation of the warehouse, including estimated prepayments and estimated defaults.  In accordance with SFAS No. 157, FHN excluded transaction costs related to the hypothetical securitization in determining fair value.

In second quarter 2008, FHN designated its trust preferred warehouse as held to maturity.  In conjunction with the transfer of these loans to held to maturity status, FHN performed a lower of cost or market analysis on the date of transfer.  This analysis was based on the pricing of market transactions involving securities similar to those held in the trust preferred warehouse with consideration given, as applicable, to any differences in characteristics of the market transactions, including  issuer credit quality, call features and term.  As a result of the lower of cost or market analysis, FHN determined that its existing valuation of the trust preferred warehouse was appropriate.

FHN also recognized a lower of cost or market reduction in value of $17.0 million relating to mortgage warehouse loans during first quarter 2008.  Approximately $10.5 million is attributable to increased delinquencies or aging of loans.  The market values for these loans are estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions are based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads. The remaining reduction in value of $6.5 million is attributable to lower investor prices, due primarily to credit spread widening.  This reduction was calculated by comparing the total fair value of loans (using the same methodology that is used for fair value option loans) to carrying value for the aggregate population of loans that was not delinquent or aged.

FHN also recognized a lower of cost or market reduction in value of $8.3 million relating to mortgage warehouse loans during second quarter of 2008.  Approximately $7.1 million is attributable to increased repurchases and delinquencies or aging of warehouse loans; the remaining reduction in value is attributable to lower investor prices, due primarily to credit spread widening.  The market values for these loans are estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions are based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.

ACCOUNTING CHANGES

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  As the GAAP hierarchy will reside in accounting literature established by the FASB upon adoption of SFAS No. 162, it will become explicitly and directly applicable to preparers of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS No. 162 will have no effect on FHN’s statement of condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures related to derivatives accounted for in accordance with SFAS No. 133 and reconsiders existing disclosure requirements for such derivatives and any related hedging items.  The disclosures provided in SFAS No. 161 will be required for both interim and annual reporting periods.  SFAS No. 161 is effective prospectively for periods beginning after November 15, 2008.  FHN is currently assessing the effects of adopting SFAS No. 161.

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

 Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 35-66, (b) the section entitled “Risk Management – Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2007 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2007 Annual Report to shareholders.

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

Item 4(T).        Controls and Procedures

Not applicable

Part II.

OTHER INFORMATION

Items 1, 3, and 5

As of the end of the second quarter 2008, the answers to Items 1, 3, and 5 were either inapplicable or negative, and therefore these items are omitted.

Item 1A           Risk Factors

The following paragraph supplements the discussion in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, as amended and supplemented by Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2008:

Deposit run-off risks

As mentioned in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, we rely significantly upon deposits for liquidity and to fund our business operations. Generally, deposits are a relatively stable and cost-effective source of funding for banks due to many factors, including FDIC deposit insurance. Changes in deposit levels can be influenced substantially by many factors, including customer satisfaction and the interest rates offered to deposit customers. Those rates, in turn, generally reflect prevailing market conditions. During 2008, the media have highlighted the risk of an extreme form of deposit run-off, sometimes referred to as a ‘run on the bank.’ More moderate levels of run-off can adversely affect banks but are substantially less dramatic and have been significantly less reported. The increased level of public concern created by the current adverse business environment, punctuated by media reports of potential or actual bank failures, has increased the risk of some level of deposit run-off for all depositary institutions at the present time. That increased run-off risk applies both generally and in relation to deposits that exceed FDIC insurance coverage. To manage this risk we maintain cash reserves and access to other liquidity sources to accommodate normal and, to a degree, unusual withdrawal activity, and we strive to respond promptly and accurately to any customer concerns that might arise.

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of
Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 49.

Item 4              Submission of Matters to a Vote of Security Holders

(a)	The Company’s annual meeting of shareholders was held on April 15, 2008.

(b)
Proxies for the annual meeting were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s four Class III and one Class II nominees listed in the proxy statement:  Simon F. Cooper, James A. Haslam, III, Colin V. Reed, Mary F. Sammons and (in Class II) Robert B. Carter.  All of management’s nominees were elected.  Seven Class I and Class II directors continued in office:

Gerald L. Baker; R. Brad Martin; Vicki R. Palmer; William B. Sansom; Robert C. Blattberg; Michael D. Rose; and Luke Yancy III.

(c)
In addition to the election of directors, the shareholders approved charter and ancillary bylaw amendments to declassify the Board (vote Item 2 in the Company’s 2008 Proxy Statement), failed to approve charter and and related bylaw amendments to eliminate certain supermajority voting requirements (vote Item 3 in the 2008 Proxy Statement), and ratified the appointment of KPMG LLP as independent auditor for the year 2008 (vote item 4 in the 2008 Proxy Statement).  The specific shareholder vote related to the election, approval, and ratification items is summarized below:

Vote Item	Nominee	For	Withheld	Abstain	Broker Nonvote
1. Election	Simon F. Cooper	101,669,626	6,384,651	0	0
of Directors	James A. Haslam, III	101,092,734	6,961,543	0	0
[All elected]	Colin V. Reed	101,764,214	6,290,063	0	0
	Mary F. Sammons	101,380,229	6,674,048	0	0
	Robert F. Carter	101,693,599	6,360,678	0	0

Vote Item	Details	For	Against	Abstain	Broker Nonvote
2. Charter	Amend charter to de-	102,011,494	4,006,175	2,036,608	0
Amendment	classify Board, with
[Approved]	phased transition

Vote Item	Details	For	Against	Abstain	Broker Nonvote
3. Charter Amendment [Not Approved]	Amend charter & by- laws to eliminate certain supermajority voting requirements	100,665,441	5,137,065	2,251,771	0

Vote Item	Auditor	For	Against	Abstain	Broker Nonvote
4. Ratification of Auditor [Ratified]	KPMG LLP	104,019,895	2,508,118	1,526,264	0

In order to be approved, Vote Items 2 and 3 each needed the approving vote of the holders of at least 80 percent of the Company’s common stock outstanding on the record date.  Vote Item 2 met that requirement and was approved.  Vote Item 3 did not meet that requirement and failed to be approved.

(d)	Not applicable.

Item 6              Exhibits

(a)	Exhibits.

      Exhibit No.                 Description

3.1	Amendment to Charter, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 18, 2008.

3.2	Bylaws, as amended and restated July 15, 2008, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed July 17, 2008.

4	Instruments defining the rights of security holders, including indentures.*

10.2(g)**
Amendments to certain Stock-Based and Incentive Plans of First Horizon National Corporation, amending the 2003 Equity Compensation Plan, the 2002 Management Incentive Plan, and the Non-Employee Directors’ Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed July 17, 2008.

10.7(s)**	Conformed copy of Retirement Agreement with John P. O’Connor, Jr.

10.10
Conformed copy of Asset Purchase Agreement dated June 3, 2008 related to the sale of certain mortgage business operations and assets, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K/A filed June 4, 2008.

10.11
Conformed copy of Mortgage Loan Subservicing Agreement dated June 3, 2008 related to the subservicing of certain mortgage loans, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K/A filed June 4, 2008.

10.12
Conformed copy of Servicing Rights Purchase and Sale Agreement dated June 3, 2008 related to the sale of certain mortgage servicing rights assets, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K/A filed June 4, 2008.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: August 8, 2008	By: /s/ D. Bryan Jordan Name: D. Bryan Jordan Title: Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

      Exhibit No.                 Description

3.1	Amendment to Charter, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 18, 2008.

3.2	Bylaws, as amended and restated July 15, 2008, incorporated herein by reference to
Exhibit to 3.2 to the Corporation’s Current Report on Form 8-K filed July 17, 2008

4	Instruments defining the rights of security holders, including indentures.*

10.2(g)**
Amendments to certain Stock-Based and Incentive Plans of First Horizon National Corporation, amending the 2003 Equity Compensation Plan, the 2002 Management Incentive Plan, and the Non-Employee Directors’ Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed July 17, 2008.

10.7(s)**	Conformed copy of Retirement Agreement with John P. O’Connor, Jr.

10.10
Conformed copy of Asset Purchase Agreement dated June 3, 2008 related to the sale of certain mortgage business operations and assets, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K/A filed June 4, 2008.

10.11
Conformed copy of Mortgage Loan Subservicing Agreement dated June 3, 2008 related to the subservicing of certain mortgage loans, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K/A filed June 4, 2008.

10.12
Conformed copy of Servicing Rights Purchase and Sale Agreement dated June 3, 2008 related to the sale of certain mortgage servicing rights assets, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K/A filed June 4, 2008

13
The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 28-30 and pages 114-115 in the Corporation’s 2007 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 15, 2008, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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