Form 10-Q
period 2008-09-30
FIRST HORIZON NATIONAL CORP
filed 2008-11-06
CIK 36966

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark one)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2008

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

Large accelerated filer x	Accelerated filer ____	Non-accelerated filer ____ Smaller reporting company ____
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes         No _ x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2008
Common Stock, $.625 par value	201,593,623.521(a)

(a) Includes 5,986,902.521 stock dividend shares distributed on October 1, 2008 to shareholders of record on September 12, 2008

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION		First Horizon National Corporation
	September 30		December 31
(Dollars in thousands)(Unaudited)	2008	2007	2007
Assets:
Cash and due from banks	$815,935	$936,707	$1,170,220
Federal funds sold and securities
purchased under agreements to resell	921,295	1,096,624	1,089,495
Total cash and cash equivalents	1,737,230	2,033,331	2,259,715
Interest-bearing deposits with other financial institutions	37,546	30,993	39,422
Trading securities	1,561,024	1,734,653	1,768,763
Loans held for sale	718,029	2,900,464	3,461,712
Loans held for sale - divestiture	-	565,492	289,878
Securities available for sale	2,840,739	3,076,120	3,032,551
Securities held to maturity (fair value of $- on September 30, 2008; $240 on
September 30, 2007; and $240 on December 31, 2007)	-	240	240
Loans, net of unearned income	21,601,898	21,973,004	22,103,516
Less: Allowance for loan losses	760,456	236,611	342,341
Total net loans	20,841,442	21,736,393	21,761,175
Mortgage servicing rights, net	798,491	1,470,589	1,159,820
Goodwill	192,408	267,228	192,408
Other intangible assets, net	46,887	58,738	56,907
Capital markets receivables	1,651,547	1,219,720	524,419
Premises and equipment, net	336,078	411,515	399,305
Real estate acquired by foreclosure	151,461	75,656	103,982
Other assets	1,891,494	1,874,497	1,949,308
Other assets - divestiture	-	22,623	15,856
Total assets	$32,804,376	$37,478,252	$37,015,461

Liabilities and shareholders' equity:
Deposits:
Savings	$4,350,832	$3,592,732	$3,872,684
Time deposits	2,510,344	2,822,792	2,826,301
Other interest-bearing deposits	1,638,731	1,674,624	1,946,933
Interest-bearing deposits-divestiture	-	361,368	189,051
Certificates of deposit $100,000 and more	1,470,089	5,142,169	3,129,532
Certificates of deposit $100,000 and more - divestiture	-	41,037	12,617
Interest-bearing	9,969,996	13,634,722	11,977,118
Noninterest-bearing	3,808,239	4,928,233	5,026,417
Deposits - divestiture	-	72,404	28,750
Total deposits	13,778,235	18,635,359	17,032,285
Federal funds purchased and securities
sold under agreements to repurchase	1,890,681	4,039,827	4,829,597
Federal funds purchased and securities
sold under agreements to repurchase - divestiture	-	-	20,999
Trading liabilities	380,896	543,060	556,144
Other short-term borrowings and commercial paper	6,149,073	2,396,316	3,422,995
Term borrowings	4,545,791	6,015,954	6,027,967
Other collateralized borrowings	749,797	784,599	800,450
Total long-term debt	5,295,588	6,800,553	6,828,417
Capital markets payables	1,645,118	1,053,349	586,358
Other liabilities	791,867	1,253,295	1,305,868
Other liabilities-divestiture	-	39,389	1,925
Total liabilities	29,931,458	34,761,148	34,584,588
Preferred stock of subsidiary	295,277	295,277	295,277
Shareholders' equity
Preferred stock - no par value (5,000,000 shares authorized, but unissued)	-	-	-
Common stock - $.625 par value (shares authorized - 400,000,000;
shares issued and outstanding - 201,593,624 on September 30, 2008;
130,257,225 on September 30, 2007; and 130,234,884 on December 31, 2007) (a)	125,996	78,992	78,979
Capital surplus	1,016,498	360,016	361,826
Undivided profits	1,483,184	2,048,689	1,742,892
Accumulated other comprehensive (loss)/income, net	(48,037)	(65,870)	(48,101)
Total shareholders' equity	2,577,641	2,421,827	2,135,596
Total liabilities and shareholders' equity	$32,804,376	$37,478,252	$37,015,461
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.
(a) Outstanding shares have been restated to reflect October 1, 2008 stock dividend.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME			First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)(Unaudited)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$281,648	413,275	$898,743	1,236,956
Interest on investment securities	38,733	44,990	118,681	146,365
Interest on loans held for sale	29,078	66,570	141,732	191,338
Interest on trading securities	27,586	41,898	93,665	132,530
Interest on other earning assets	6,198	16,002	22,350	53,634
Total interest income	383,243	582,735	1,275,171	1,760,823
Interest expense:
Interest on deposits:
Savings	16,707	29,140	60,957	85,090
Time deposits	22,174	34,745	79,216	101,337
Other interest-bearing deposits	3,478	6,179	12,940	19,876
Certificates of deposit $100,000 and more	15,123	92,557	63,552	309,463
Interest on trading liabilities	8,304	10,295	27,319	40,928
Interest on short-term borrowings	47,192	75,114	166,666	211,210
Interest on long-term debt	47,118	96,901	174,387	278,264
Total interest expense	160,096	344,931	585,037	1,046,168
Net interest income	223,147	237,804	690,134	714,655
Provision for loan losses	340,000	43,352	800,000	116,246
Net interest income/(loss) after provision for loan losses	(116,853)	194,452	(109,866)	598,409
Noninterest income:
Capital markets	95,954	63,722	349,749	235,889
Deposit transactions and cash management	45,802	44,863	135,152	127,300
Mortgage banking	106,817	39,022	437,947	183,419
Trust services and investment management	8,154	9,922	26,146	30,238
Insurance commissions	7,332	6,747	22,298	24,210
Gains/(losses) from loan sales and securitizations	3,238	4,774	(7,843)	24,052
Equity securities gains/(losses), net	(210)	-	63,833	2,967
Debt securities gains, net	-	-	931	6,292
Losses on divestitures	(17,489)	-	(18,913)	-
All other income and commissions	55,575	34,425	143,995	132,595
Total noninterest income	305,173	203,475	1,153,295	766,962
Adjusted gross income after provision for loan losses	188,320	397,927	1,043,429	1,365,371
Noninterest expense:
Employee compensation, incentives and benefits	215,498	236,683	780,046	741,217
Occupancy	27,210	34,778	85,819	96,964
Equipment rentals, depreciation and maintenance	12,336	17,270	45,615	56,674
Operations services	20,041	18,774	58,129	54,052
Communications and courier	9,628	10,959	32,109	33,245
Amortization of intangible assets	1,802	2,647	6,424	8,095
Goodwill impairment	-	13,010	-	13,010
All other expense	115,759	87,501	298,252	278,617
Total noninterest expense	402,274	421,622	1,306,394	1,281,874
Income/(loss) before income taxes	(213,954)	(23,695)	(262,965)	83,497
Provision/(benefit) for income taxes	(88,859)	(9,330)	(125,826)	5,611
Income/(loss) from continuing operations	(125,095)	(14,365)	(137,139)	77,886
Income from discontinued operations, net of tax	-	209	883	628
Net income/(loss)	$(125,095)	$(14,156)	$(136,256)	$78,514
Earnings/(loss) per common share (Note 8)	$(.62)	$(.11)	$(.80)	$.61
Diluted earnings/(loss) per common share (Note 8)	$(.62)	$(.11)	$(.80)	$.60
Weighted average common shares (Note 8)	201,184	129,917	169,482	129,611
Diluted average common shares (Note 8)	201,184	129,917	169,482	131,760
See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY	First Horizon National Corporation
(Dollars in thousands)(Unaudited)	2008	2007
Balance, January 1	$2,135,596	$2,462,390
Adjustment to reflect change in accounting for tax benefits (FIN 48)	-	(862)
Adjustment to reflect adoption of measurement date provisions for SFAS No. 158	-	6,233
Adjustment to reflect change in accounting for purchases of life insurance
(EITF Issue No. 06-5)	-	(548)
Adjustment to reflect adoption of measurement date provisions for SFAS No. 157	(12,502)	-
Adjustment to reflect change in accounting for split dollar life insurance arrangements
(EITF Issue No. 06-4)	(8,530)	-

Net income/(loss)	(136,256)	78,514
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Cash flow hedges	(6)	(268)
Securities available for sale	(2,679)	(5,591)
Recognized pension and other employee benefit plans net periodic benefit costs	2,749	4,127
Comprehensive income/(loss)	(136,192)	76,782
Cash dividends declared	(64,431)	(170,620)
Common stock issuance (69 million shares issued at $10 per share	659,659	-
net of offering costs)
Common stock repurchased	(261)	(1,099)
Common stock issued for:
Stock options and restricted stock	572	34,243
Excess tax benefit from stock-based compensation arrangements	(1,531)	6,261
Stock-based compensation expense	5,262	9,016
Other	-	31
Balance, September 30	$2,577,642	$2,421,827
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS		First Horizon National Corporation
		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)		2008	2007
Operating	Net (loss)/income	$(129,451)	$78,514
Activities	Adjustments to reconcile net (loss)/income to net cash provided/(used) by operating activities:
	Provision for loan losses	800,000	116,246
	(Benefit)/provision for deferred income tax	(221,764)	5,611
	Depreciation and amortization of premises and equipment	31,995	44,286
	Amortization of intangible assets	6,424	8,095
	Net other amortization and accretion	34,236	48,978
	Decrease in derivatives, net	(33,393)	(103,163)
	Market value adjustment on mortgage servicing rights	63,769	258
	Provision for foreclosure reserve	10,432	4,144
	Loss on divestitures	18,913	-
	Stock-based compensation expense	5,262	9,016
	Excess tax benefit from stock-based compensation arrangements	1,531	(6,261)
	Equity securities gains, net	(63,833)	(2,967)
	Debt securities gains, net	(931)	(6,292)
	Gains on repurchases of debt	(31,515)	-
	Net losses on disposal of fixed assets	23,795	1,093
	Net (increase)/decrease in:
	Trading securities	76,639	496,092
	Loans held for sale	2,775,183	(26,887)
	Capital markets receivables	(1,127,128)	(487,438)
	Interest receivable	24,753	3,466
	Other assets	122,709	24,965
	Net increase/(decrease) in:
	Capital markets payables	1,058,760	253,860
	Interest payable	(38,792)	4,984
	Other liabilities	(308,683)	(74,502)
	Trading liabilities	(175,248)	(246,897)
	Total adjustments	3,053,114	66,687
	Net cash provided by operating activities	2,923,663	145,201
Investing	Held to maturity securities:
Activities	Maturities	240	29
	Available for sale securities:
	Sales	104,940	636,188
	Maturities	503,984	765,601
	Purchases	(348,888)	(543,545)
	Premises and equipment:
	Purchases/(Sales)	(37,050)	(24,194)
	Net decrease in securitization retained interests classified as trading securities	43,237	-
	Net increase/(decrease) in loans	272,115	(581,368)
	Net increase/(decrease) in interest-bearing deposits with other financial institutions	1,876	(12,952)
	Cash payments related to divestitures	(20,518)	-
	Net cash provided by investing activities	519,936	239,759
Financing	Common stock:
Activities	Exercise of stock options	511	34,450
	Cash dividends paid	(64,069)	(168,506)
	Repurchase of shares	(261)	(1,099)
	Issuance of shares	659,660	-
	Excess tax benefit from stock-based compensation arrangements	(1,531)	6,261
	Long-term debt:
	Issuance	25,002	1,222,431
	Payments	(1,354,261)	(265,056)
	Cash paid for repurchase of debt	(212,260)	-
	Issuance of preferred stock of subsidiary	-	8
	Repurchase of preferred stock of subsidiary	-	(1)
	Net increase/(decrease) in:
	Deposits	(2,785,070)	(1,577,872)
	Short-term borrowings	(233,805)	251,663
	Net cash (used)/provided by financing activities	(3,966,084)	(497,721)
	Net decrease in cash and cash equivalents	(522,485)	(112,761)
	Cash and cash equivalents at beginning of period	2,259,715	2,146,092
	Cash and cash equivalents at end of period	$1,737,230	$2,033,331
	Total interest paid	621,812	1,039,828
	Total income taxes paid	183,536	14,016
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

Loans Held for Sale and Securitization and Residual Interests.  Loans originated or purchased for resale, together with mortgage loans previously sold which may be unilaterally called by FHN, are included in loans held for sale in the consolidated statements of condition.  Effective January 1, 2008, upon adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes.  Such loans are carried at fair value, with changes in the fair value of these loans recognized in the mortgage banking noninterest income section of the Consolidated Condensed Statements of Income.  For mortgage loans originated for sale for which the fair value option is elected, loan origination fees are recorded by FHN when earned and related direct loan origination costs are recognized when incurred.   Interests retained from the securitization of such loans are included as a component of trading securities on the Consolidated Condensed Statements of Condition, with related cash receipts and payments classified prospectively in investing activities on the Consolidated Condensed Statements of Cash Flows based on the purpose for which such financial assets were retained.  See Note 14 – Fair Values of Assets and Liabilities for additional information.

After adoption of SFAS No. 159, FHN continued to account for all mortgage loans held for sale which were originated prior to 2008 and for mortgage loans held for sale for which fair value accounting was not elected at the lower of cost or market value.  For such loans, net origination fees and costs were deferred and included in the basis of the loans in calculating gains and losses upon sale.  Gains and losses realized from the sale of these assets were included in noninterest income.  Interests retained from the sale of such loans are included as a component of trading securities on the Consolidated Condensed Statements of Condition.

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

Note 1 - Financial Information (continued)

The prospective application of SAB No. 109 and the prospective election to recognize substantially all new mortgage loan originations at fair value under SFAS No. 159 resulted in a positive impact of $58.1 million on first quarter 2008 pre-tax earnings.  This represents the estimated value of mortgage servicing rights included in (1) interest rate lock commitments entered into in first quarter 2008 that remained on the balance sheet at quarter end and (2) mortgage warehouse loans originated in first quarter 2008 accounted for at elected fair value which remained on the balance sheet at quarter end.  Second quarter 2008 earnings were negatively impacted by $20.9 million related to the adoption of SAB No. 109 and SFAS No. 159 as loans and commitments remaining on the balance sheet at the end of first quarter 2008 were sold.  Third quarter 2008 earnings were negatively affected by $35.2 million related to the adoption of SAB No. 109 and SFAS No. 159 as  remaining loans and commitments on the balance sheet were sold either as part of the transaction with MetLife Bank, N.A. or through subsequent deliveries of the mortgage warehouse.

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

Second quarter 2008 earnings were positively impacted by a net of $13.7 million related to the adoption of SFAS No. 157 as (1) FHN continued to deliver loans that had been commitments upon adoption of SFAS No. 157, (2) some commitments existing at March 31, 2008 were delivered as loans during the second quarter and (3) additional commitments that would have been deferred under EITF 02-3 were made.  Third quarter 2008 earnings were positively impacted by a net $20.8 million as (1) FHN continued to deliver loans that had been commitments upon adoption of SFAS No. 157, (2) some commitments existing at June 30, 2008 were delivered as loans during the third quarter and (3) additional commitments that would have been deferred under EITF 02-3 were made.  Substantially all commitments existing at August 31, 2008 were sold to MetLife Bank, N. A.  FHN continues to assess the financial impacts of applying the provisions of SFAS No. 157 to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  FHN applied the guidance of FSP FAS 157-3 in its fair value measurements as of September 30, 2008 and the effects of adoption were not material.

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

Note 1 - Financial Information (continued)

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

Note 1 - Financial Information (continued)

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

Accounting Changes Issued but Not Currently Effective

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1).  FSP FAS 133-1 requires sellers of credit derivatives and similar guarantee contracts to make disclosures regarding the nature, term, fair value, potential losses and recourse provisions for those contracts.  FSP FAS 133-1 is effective for reporting periods ending after November 15, 2008.  Since FHN is not a seller of credit derivatives or similar financial guarantees, the effect of adopting FSP FAS 133-1 will not be material to FHN.

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
161 is effective prospectively for quarterly interim periods beginning after November 15, 2008.  FHN is currently assessing the effects of adopting SFAS No. 161.

In February 2008, FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3), was issued.  FSP FAS 140-3 permits a transferor and transferee to separately account for an initial transfer of a financial asset and a related repurchase financing that are entered into contemporaneously with, or in contemplation of, one another if certain specified conditions are met at the inception of the transaction.  FSP FAS 140-3 requires that the two transactions have a valid and distinct business or economic purpose for being entered into separately and that the repurchase financing not result in the initial transferor regaining control over the previously transferred financial asset.  FSP FAS 140-3 is effective prospectively for initial transfers executed in reporting periods beginning on or after November 15, 2008.   The effect of adopting FSP FAS 140-3 will not be material to FHN.

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

Note 1 - Financial Information (continued)

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

Note 2 - Acquisitions/Divestitures

In June 2008, FHN announced that it had reached a definitive agreement with MetLife Bank, N.A. (MetLife), a wholly-owned subsidiary of MetLife, Inc., for the sale of more than 230 retail and wholesale mortgage origination offices nationwide as well as its loan origination and servicing platform.  Effective August 31, 2008, the parties completed the initial settlement for MetLife’s acquisition of substantially all of FHN’s mortgage origination pipeline, related hedges, certain fixed assets and other associated assets.  MetLife did not acquire any portion of FHN’s mortgage loan warehouse.  First Horizon retained its mortgage operations in and around Tennessee, continuing to originate home loans for customers in its banking market footprint.  FHN also agreed with MetLife for the sale of servicing assets, and related hedges, on $19.1 billion of first lien mortgage loans and associated custodial deposits.  Additionally, FHN has entered into a subservicing agreement with MetLife for the remainder of FHN’s servicing portfolio.  MetLife generally paid book value for the assets and liabilities it acquired, less a purchase price reduction of approximately $10.0 million.  The assets and liabilities related to the mortgage operations divested were included in the Mortgage Banking segment and were reflected as “divestiture” on the Consolidated Condensed Statements of Condition for the reporting period ending June 30, 2008.  In third quarter 2008, FHN recognized a loss on divestiture of $17.5 million related to this transaction which is included in the noninterest income section of the Consolidated Condensed Statements of Income as losses on divestitures.  The purchase price is subject to a post-closing true up which FHN currently expects to occur in fourth quarter 2008.

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

Note 3 – Investment Securities
The following tables summarize FHN's investment securities as of September 30, 2008 and 2007:
	On September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Total securities held to maturity	$ -	$ -	$ -	$ -
Securities available for sale:
U.S. Treasuries	$ 47,897	$ 134	$ -	$ 48,031
Government agency issued MBS*	1,247,796	13,408	(340)	1,260,864
Government agency issued CMO*	1,080,662	14,617	(491)	1,094,788
Other U.S. government agencies*	133,402	2,118	(200)	135,320
States and municipalities	31,630	44	-	31,674
Other	2,374	-	(239)	2,135
Equity**	267,876	51	-	267,927
Total securities available for sale***	$2,811,637	$30,372	$ (1,270)	$2,840,739
*	Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. government.
**	Includes FHLB and FRB stock, venture capital, money market, and cost method investments.
***	Includes $2.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes.

	On September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities held to maturity:
States and municipalities	$ 240	$ -	$ -	$ 240
Total securities held to maturity	$ 240	$ -	$ -	$ 240

Securities available for sale:
U.S. Treasuries	$ 34,891	$ 120	$ -	$ 35,011
Government agency issued MBS*	1,343,123	2,840	(6,189)	1,339,774
Government agency issued CMO*	1,236,325	7,367	(3,208)	1,240,484
Other U.S. government agencies*	225,335	2,100	(957)	226,478
States and municipalities	1,500	-	-	1,500
Other	9,070	8	(26)	9,052
Equity**	223,965	-	(144)	223,821
Total securities available for sale***	$3,074,209	$12,435	$ (10,524)	$3,076,120
*	Included securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. government.
**	Included FHLB and FRB stock, venture capital, money market, and cost method investments.
***	Included $2.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes.

Note 3 – Investment Securities (continued)

The following tables provide information on investments within the available for sale portfolio that have unrealized losses as of
September 30, 2008 and 2007:
	On September 30, 2008
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government agency issued MBS	$ 67,057	$ (340)	$ -	$ -	$ 67,057	$ (340)
Government agency issued CMO	81,425	(491)	-	-	81,425	(491)
Other U.S. government agencies	-	-	22,647	(200)	22,647	(200)
Other	355	(17)	411	(222)	766	(239)
Total debt securities	148,837	(848)	23,058	(422)	171,895	(1,270)
Equity	-	-	-	-	-	-
Total temporarily impaired securities	$ 148,837	$ (848)	$ 23,058	$ (422)	$ 171,895	$ (1,270)
Gross unrealized losses as of September 30, 2008 were principally related to U.S. Government agencies and primarily caused by interest rate changes.  FHN has reviewed these securities in accordance with its accounting policy for other-than-temporary impairments and does not consider them other- than-temporarily impaired.  FHN has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

	On September 30, 2007
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government agency issued MBS	$ 785,791	$ (6,189)	$ -	$ -	$ 785,791	$ (6,189)
Government agency issued CMO	238,877	(671)	132,705	(2,537)	371,582	(3,208)
Other U.S. government agencies	-	-	24,557	(957)	24,557	(957)
Other	1,398	(1)	2,894	(25)	4,292	(26)
Total debt securities	1,026,066	(6,861)	160,156	(3,519)	1,186,222	(10,380)
Equity	211	(20)	35	(124)	246	(144)
Total temporarily impaired securities	$ 1,026,277	$ (6,881)	$ 160,191	$ (3,643)	$ 1,186,468	$ (10,524)
Gross unrealized losses as of September 30, 2007 were principally related to U.S. Government agencies and primarily caused by interest rate changes. FHN reviewed these securities in accordance with its accounting policy for other-than-temporary impairments and did not consider them other- than-temporarily impaired.  As of September 30, 2007, FHN had both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

Note 4 - Loans

The composition of the loan portfolio is detailed below:
		September 30		December 31
(Dollars in thousands)		2008	2007	2007
Commercial:
Commercial, financial and industrial		$7,642,684	$6,978,643	$7,140,087
Real estate commercial		1,492,323	1,326,261	1,294,922
Real estate construction		2,020,455	2,828,545	2,753,475
Retail:
Real estate residential		8,192,926	7,544,048	7,791,885
Real estate construction		1,201,911	2,160,593	2,008,289
Other retail		139,441	144,526	144,019
Credit card receivables		194,966	196,967	204,812
Real estate loans pledged against other collateralized
borrowings		717,192	793,421	766,027
Loans, net of unearned income		21,601,898	21,973,004	22,103,516
Allowance for loan losses		760,456	236,611	342,341
Total net loans		$20,841,442	$21,736,393	$21,761,175

Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured. On September 30, 2008 and 2007, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans:

		September 30		December 31
(Dollars in thousands)		2008	2007	2007
Impaired loans		$404,458	$93,972	$126,612
Other nonaccrual loans*		495,518	114,334	180,475
Total nonperforming loans		$899,976	$208,306	$307,087
* On September 30, 2008 and 2007, and on December 31, 2007, other nonaccrual loans included $9.1 million, $18.5 million, and $23.8 million, respectively, of loans held for sale.
Certain previously reported amounts have been reclassified to agree with current presentation.

Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2008	2007	2008	2007
Total interest on impaired loans	$167	$152	$427	$646
Average balance of impaired loans	416,102	79,060	321,395	52,527
Certain previously reported amounts have been reclassified to agree with current presentation.

Activity in the allowance for loan losses related to non-impaired loans, impaired loans, and for the total allowance for the nine months ended
September 30, 2008 and 2007, is summarized as follows:

(Dollars in thousands)		Non-impaired	Impaired	Total
Balance on December 31, 2006		$206,292	$9,993	$216,285
Provision for loan losses		81,630	34,616	116,246
Divestitures/acquisitions/transfers		(14,946)	-	(14,946)
Charge-offs		(64,222)	(27,794)	(92,016)
Recoveries		10,088	954	11,042
Net charge-offs		(54,134)	(26,840)	(80,974)
Balance on September 30, 2007		$218,842	$17,769	$236,611

Balance on December 31, 2007		$325,297	$17,044	$342,341
Provision for loan losses		627,198	172,802	800,000
Divestitures/acquisitions/transfers		(382)	-	(382)
Charge-offs		(219,760)	(173,581)	(393,341)
Recoveries		10,392	1,446	11,838
Net charge-offs		(209,368)	(172,135)	(381,503)
Balance on September 30, 2008		$742,745	$17,711	$760,456
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 5 - Mortgage Servicing Rights

FHN recognizes all its classes of mortgage servicing rights (MSR) at fair value.  Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset.  The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $65.3 billion of mortgage loans on September 30, 2008, for which a servicing right has been capitalized.

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR.  As such, like other participants in the mortgage banking business,
FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR.  This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors.  FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers.  FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience.  Due to ongoing disruptions in the mortgage market, more emphasis has been placed on third party broker price discovery and, when available, observable market trades in valuing MSR.

Following is a summary of changes in capitalized MSR as of September 30, 2008 and 2007:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC
Fair value on January 1, 2007	$1,495,215	$24,091	$14,636
Addition of mortgage servicing rights	282,341	11,582	1,919
Reductions due to loan payments	(173,323)	(7,106)	(3,961)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(387)	98	(39)
Reclassification to trading assets	(174,547)	-	-
Other changes in fair value	(54)	82	42
Fair value on September 30, 2007	$1,429,245	$28,747	$12,597
Fair value on January 1, 2008	$1,122,415	$25,832	$11,573
Addition of mortgage servicing rights	240,676	-	1,145
Reductions due to loan payments	(96,137)	(4,968)	(1,681)
Reductions due to sale	(436,595)	-	-
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(37,380)	(3,343)	(2,165)
Other changes in fair value	(22,358)	6	1,471
Fair value on September 30, 2008	$770,621	$17,527	$10,343

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

Note 6 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*
December 31, 2006	$275,582	$64,530
Amortization expense	-	(8,095)
Impairment	(13,010)	(910)
Divestitures	-	(93)
Additions**	4,656	3,306
September 30, 2007	$267,228	$58,738
December 31, 2007	$192,408	$56,907
Amortization expense	-	(6,424)
Impairment	-	(4,034)
Divestitures	-	(32)
Additions	-	470
September 30, 2008	$192,408	$46,887
* Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.
** Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

The gross carrying amount of other intangible assets subject to amortization is $133.6 million on September 30, 2008, net of $86.8 million of accumulated amortization.  Estimated aggregate amortization expense for the remainder of 2008 is expected to be $1.8 million and is expected to be $6.1 million, $5.9 million, $5.6 million and $4.2 million for the twelve-month periods of 2009, 2010, 2011 and 2012, respectively.

The following is a summary of goodwill detailed by reportable segments for the nine months ended September 30:

	Regional	Mortgage	Capital
(Dollars in thousands)	Banking	Banking	Markets	Total
December 31, 2006	$94,276	$66,240	$115,066	$275,582
Impairment	(13,010)	-	-	(13,010)
Additions*	-	4,656	-	4,656
September 30, 2007	$81,266	$70,896	$115,066	$267,228
December 31, 2007	$77,342	$-	$115,066	$192,408
September 30, 2008	$77,342	$-	$115,066	$192,408
* Preliminary purchase price allocations on acquisitions are based upon estimates of fair value and are subject to change.

Note 7 - Regulatory Capital

FHN is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met.  Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage).  Management believes, as of September 30, 2008, that FHN met all capital adequacy requirements to which it was subject.

The actual capital amounts and ratios of FHN and FTBNA are presented in the table below.  In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999.  Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 14.65 percent, 10.43 percent and 8.46 percent, respectively, on September 30, 2008, and were 11.78 percent, 8.12 percent and 6.81 percent, respectively, on September 30, 2007.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio
On September 30, 2008:
Actual:
Total Capital	$4,247,691		16.07%	$4,076,009		15.54%
Tier 1 Capital	2,933,984		11.10	2,844,757		10.84
Leverage	2,933,984		8.84	2,844,757		8.64

For Capital Adequacy Purposes:
Total Capital	2,114,211	>	8.00	2,098,531	>	8.00
Tier 1 Capital	1,057,105	>	4.00	1,049,264	>	4.00
Leverage	1,327,049	>	4.00	1,317,648	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				2,623,163	>	10.00
Tier 1 Capital				1,573,898	>	6.00
Leverage				1,647,060	>	5.00
On September 30, 2007:
Actual:
Total Capital	$3,988,233		12.85%	$3,796,610		12.38%
Tier 1 Capital	2,666,834		8.59	2,575,210		8.39
Leverage	2,666,834		7.12	2,575,210		6.93

For Capital Adequacy Purposes:
Total Capital	2,483,350	>	8.00	2,454,189	>	8.00
Tier 1 Capital	1,241,675	>	4.00	1,227,094	>	4.00
Leverage	1,498,359	>	4.00	1,486,043	>	4.00

To Be Well Capitalized Under Prompt
Corrective Action Provisions:
Total Capital				3,067,736	>	10.00
Tier 1 Capital				1,840,642	>	6.00
Leverage				1,857,554	>	5.00

Note 8 - Earnings Per Share

The following table shows a reconciliation of earnings per common share to diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2008	2007	2008	2007
Net income/(loss) from continuing operations	$(125,095)	$(14,365)	$(137,139)	$77,886
Income from discontinued operations, net of tax	-	209	883	628
Net income/(loss)	$(125,095)	$(14,156)	$(136,256)	$78,514

Diluted average common shares
Weighted average common shares	201,184	129,917	169,482	129,611
Effect of dilutive securities	-	-	-	2,149
Diluted average common shares	201,184	129,917	169,482	131,760

Earnings/(loss) per common share
Net income/(loss) from continuing operations	$(.62)	$(.11)	$(.81)	$.60
Income from discontinued operations, net of tax	-	-	.01	.01
Earnings/(loss) per common share	$(.62)	$(.11)	$(.80)	$.61

Diluted earnings/(loss) per common share
Net income/(loss) from continuing operations	$(.62)	$(.11)	$(.81)	$.59
Income from discontinued operations, net of tax	-	-	.01	.01
Diluted earnings/(loss) per common share	$(.62)	$(.11)	$(.80)	$.60

Due to the net loss for the three months ended September 30, 2008, and September 30, 2007, as well as the nine months ended September 30, 2008, the diluted earnings per share calculation excludes all equity awards for those periods. Stock options of 16.9 million and 18.5 million with weighted average exercise prices of $32.46 and $33.88 per share for the three months ended September 30, 2008 and 2007, respectively, and of 17.4 million and 8.3 million with weighted average exercise prices of $33.00 and $39.93 per share for the nine months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share. Other equity awards of 1.3 million and .9 million for the three months ended September 30, 2008 and 2007, respectively, and of 1.2 million and .3 million for the nine months ended September 30, 2008 and 2007, respectively, were also excluded from the computation of diluted earnings per common share because such shares would have had an antidilutive effect on earnings per common share. Weighted average common and diluted shares have been restated to reflect the October 1, 2008 stock dividend.

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

In November 2000, a complaint was filed in state court in Jackson County, Missouri against FHN’s subsidiary, First Horizon Home Loans Corporation. The case generally concerned the charging of certain loan origination fees, including fees permitted by Kansas and federal law but allegedly restricted or not permitted by Missouri law, when FHN or its predecessor, McGuire Mortgage Company, made certain second-lien mortgage loans. Among other relief, plaintiffs sought a refund of fees, a repayment and forgiveness of loan interest, prejudgment interest, punitive damages, loan rescission, and attorneys’ fees. As a result of mediation, FHN entered into a final settlement agreement related to the McGuire lawsuit. The settlement has received final approval by the court, the court has entered its order making the settlement final, there have been no appeals, and the time for any appeals has expired. In connection with this settlement, FHN agreed to pay, under agreed circumstances using an agreed methodology, an aggregate of up to approximately $36 million. The period during which claims under the settlement can be made ended in 2007. Claims have been evaluated and objections made pursuant to the agreed upon challenge process. The challenge process has not yet concluded. Unchallenged claims have been paid, and as claims are paid, the reserve is reduced. At September 30, 2008, claims paid have totaled approximately $29 million and the total reserve remaining for this matter, based on the claims received and FHN’s evaluation of them to date, is approximately $2.3 million.

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

FHN is a member of the Visa USA network. On October 3, 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc. (Visa).  Upon completion of the reorganization, the members of the Visa USA network remained contingently liable for certain Visa litigation matters.  Based on its proportionate membership share of Visa USA, FHN recognized a contingent liability of $55.7 million within noninterest expense in fourth quarter 2007 related to this contingent obligation.

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

In October 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services (Discover) for $1.9 billion.  $1.7 billion of this settlement amount will be paid from the escrow account established as part of Visa’s IPO.  In connection with this settlement, FHN recognized additional expense of $11.0 million within noninterest expense in third quarter 2008, increasing the contingent liability for Visa litigation matters to $36.7 million.

After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statement of Condition at their historical cost of $0.  Transfer of these shares is restricted for a minimum of three years from the time the last covered litigation matter is disposed of with the shares ultimately being converted into Class A shares of Visa.  The final conversion ratio, which was initially estimated to approximate 70 percent, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation.  Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.

Note 9 - Contingencies and Other Disclosures (continued)

FHN services a mortgage loan portfolio of $65.3 billion on September 30, 2008, a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders.  In connection with its servicing activities, FHN guarantees the receipt of the scheduled principal and interest payments on the underlying loans.  In the event of customer non-performance on the loan, FHN is obligated to make the payment to the security holder.  Under the terms of the servicing agreements, FHN can utilize payments received from other prepaid loans in order to make the security holder whole.  In the event payments are ultimately made by FHN to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale.

FHN is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, FHN has exposure on all loans sold with recourse. FHN has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. FHN has evaluated all of its exposure under recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding.  Accordingly, FHN had an allowance for losses on the mortgage servicing portfolio of $36.7 million and $12.9 million on September 30, 2008 and 2007, respectively.  FHN has sold certain mortgage loans with an agreement to repurchase the loans upon default.  For the single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees.  On September 30, 2008 and 2007, FHN had single-family residential loans with outstanding balances of $83.4 million and $104.6 million, respectively, that were serviced on a full recourse basis. On both September 30, 2008 and 2007, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.3 billion.  Additionally, on September 30, 2008 and 2007, $0.7 billion and $4.9 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on September 30, 2008, the outstanding principal balance of these loans was $219.7 million and $57.9 million, respectively.  On September 30, 2007, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $285.4 million and $76.7 million, respectively.  In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $7.4 million and $22.2 million on September 30, 2008 and 2007, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.

In conjunction with the sale of its servicing platform to MetLife, FHN entered into a three year subservicing arrangement with MetLife for the remaining portion of its servicing portfolio.  As part of the subservicing agreement, FHN has agreed to a make-whole arrangement whereby if the number of loans subserviced by MetLife and the direct servicing cost per loan (determined using loans serviced on behalf of both FHN and MetLife) both fall below specified levels, FHN will make a payment to MetLife according to a contractually specified formula.  The make-whole payment is subject to a cap, which is $19.4 million if determined in the four quarters immediately following the transaction, and which declines to $15.0 million if triggered in later periods.  As part of the divestiture transaction with MetLife, FHN recognized a contingent  liability of $1.2 million representing the estimated fair value of its performance obligation under the make-whole arrangement.

Note 10 – Pension and Other Employee Benefits

Pension plan.  FHN provides pension benefits to employees retiring under the provisions of a noncontributory, defined benefit pension plan.  Employees of certain insurance subsidiaries are not covered by the pension plan.  Pension benefits are based on years of service, average compensation near retirement and estimated social security benefits at age 65.  The annual funding is based on an actuarially determined amount using the entry age cost method.  The Pension Plan was closed to new participants on September 1, 2007.

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

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost/(benefit)
Service cost	$3,448	$4,324	$67	$74
Interest cost	7,432	6,153	560	278
Expected return on plan assets	(11,621)	(10,638)	(436)	(440)
Amortization of prior service cost/(benefit)	215	220	(44)	(44)
Recognized losses/(gains)	845	2,226	(126)	(177)
Amortization of transition obligation	-	-	247	247
Net periodic cost/(benefit)	$319	$2,285	$268	$(62)
FAS 88 Settlement Expense	$111	$-	$-	$-
Total FAS 87 and FAS 88 Expense (Income)	$430	$2,285	$268	$(62)

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost/(benefit)
Service cost	$11,862	$12,978	$210	$224
Interest cost	22,117	18,461	1,780	834
Expected return on plan assets	(35,204)	(31,912)	(1,314)	(1,322)
Amortization of prior service cost/(benefit)	648	660	(132)	(132)
Recognized losses/(gains)	1,831	5,846	(242)	(533)
Amortization of transition obligation	-	-	741	741
Net periodic cost/(benefit)	$1,254	$6,033	$1,043	$(188)
FAS 88 Settlement Expense	$826	$-	$-	$-
Total FAS 87 and FAS 88 Expense (Income)	$2,080	$6,033	$1,043	$(188)

FHN expects to make no contributions to the pension plan or to the other employee benefit plans in 2008.

Note 11 – Business Segment Information

FHN has five business segments Regional Banking, Capital Markets, National Specialty Lending, Mortgage Banking and Corporate. The Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services.  The Capital Markets segment consists of traditional capital markets securities activities, equity research, loan sales, portfolio advisory, structured finance and correspondent banking. The National Specialty Lending segment consists of traditional consumer and construction lending activities in other national markets.  The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses.  In August 2008, FHN completed the divestiture of certain mortgage banking operations to MetLife.  FHN will continue to originate loans in and around the Tennessee banking footprint and service the remaining servicing portfolio. The Corporate segment consists of restructuring, repositioning and efficiency initiatives, gains and losses on repurchases of debt, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank- owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, and venture capital. Periodically, FHN adapts its segments to reflect changes in expense allocations among segments. Previously reported amounts have been reclassified to agree with current presentation.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2008	2007	2008	2007
Total Consolidated
Net interest income	$223,146	$237,804	$690,133	$714,655
Provision for loan losses	340,000	43,352	800,000	116,246
Noninterest income	305,174	203,475	1,153,296	766,962
Noninterest expense	402,274	421,622	1,306,394	1,281,874
Pre-tax income/(loss)	(213,954)	(23,695)	(262,965)	83,497
Provision/(benefit) for income taxes	(88,859)	(9,330)	(125,826)	5,611
Income/(loss) from continuing operations	(125,095)	(14,365)	(137,139)	77,886
Income from discontinued operations, net of tax	-	209	883	628
Net income/(loss)	$(125,095)	$(14,156)	$(136,256)	$78,514
Average assets	$33,381,493	$37,754,038	$35,555,364	$38,487,137

Regional Banking
Net interest income	$122,378	$136,935	$363,327	$413,544
Provision for loan losses	58,201	18,523	222,942	46,798
Noninterest income	87,919	91,643	267,526	271,901
Noninterest expense	158,628	153,816	459,445	471,474
Pre-tax income/(loss)	(6,532)	56,239	(51,534)	167,173
Provision/(benefit) for income taxes	(11,671)	19,798	(45,050)	46,247
Income/(loss) from continuing operations	5,139	36,441	(6,484)	120,926
Income from discontinued operations, net of tax	-	209	883	628
Net income/(loss)	$5,139	$36,650	$(5,601)	$121,554
Average assets	$11,906,299	$12,358,412	$12,075,967	$12,324,946

Note 11 – Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2008	2007	2008	2007
Capital Markets
Net interest income	$18,992	$14,138	$57,134	$38,560
Provision for loan losses	38,451	2,018	72,004	6,853
Noninterest income	98,535	64,484	357,122	248,789
Noninterest expense	87,674	73,921	303,961	241,020
Pre-tax income/(loss)	(8,598)	2,683	38,291	39,476
Provision/(benefit) for income taxes	(3,375)	900	14,022	14,598
Net income/(loss)	$(5,223)	$1,783	$24,269	$24,878
Average assets	$4,879,793	$5,140,507	$5,359,978	$5,795,013

National Specialty Lending
Net interest income	$45,236	$61,218	$153,180	$185,202
Provision for loan losses	240,470	22,807	497,953	55,038
Noninterest income	4,181	1,195	(9,671)	25,642
Noninterest expense	23,487	33,622	75,308	107,010
Pre-tax income/(loss)	(214,540)	5,984	(429,752)	48,796
Provision/(benefit) for income taxes	(79,491)	1,810	(159,378)	17,676
Net income/(loss)	$(135,049)	$4,174	$(270,374)	$31,120
Average assets	$8,259,105	$9,773,484	$8,801,088	$9,727,178

Mortgage Banking
Net interest income	$22,524	$26,939	$84,411	$75,917
Provision for loan losses	2,878	4	7,101	(115)
Noninterest income	115,821	42,120	474,297	193,774
Noninterest expense	89,040	108,303	385,645	329,004
Pre-tax income/(loss)	46,427	(39,248)	165,962	(59,198)
Provision/(benefit) for income taxes	16,648	(13,984)	57,737	(31,271)
Net income/(loss)	$29,779	$(25,264)	$108,225	$(27,927)
Average assets	$4,891,089	$6,625,568	$5,744,833	$6,543,309

Corporate
Net interest income/(expense)	$14,016	$(1,426)	$32,081	$1,432
Provision for loan losses	-	-	-	7,672
Noninterest income	(1,282)	4,033	64,022	26,856
Noninterest expense	43,445	51,960	82,035	133,366
Pre-tax income/(loss)	(30,711)	(49,353)	14,068	(112,750)
Provision/(benefit) for income taxes	(10,970)	(17,854)	6,843	(41,639)
Net income/(loss)	$(19,741)	$(31,499)	$7,225	$(71,111)
Average assets	$3,445,207	$3,856,067	$3,573,498	$4,096,691
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Derivatives

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

On September 30, 2008, FHN had approximately $32.2 million of cash receivables and $59.0 million of cash payables related to collateral posting under master netting arrangements with derivative counterparties.

Mortgage Banking

As a result of the MetLife transaction, mortgage banking origination activity will be significantly reduced in periods after third quarter 2008 as FHN focuses on origination within its regional banking footprint.  Accordingly, the following discussion of pipeline and warehouse related derivatives is primarily applicable to reporting periods occurring through the third quarter 2008.

Note 12 – Derivatives (continued)

Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, FHN has the risk that interest rates will change from the rate quoted to the borrower. FHN enters into forward sales and futures contracts as economic hedges designed to protect the value of the interest rate lock commitments from changes in value due to changes in interest rates. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments are recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income.  Prior to adoption of SAB No.109 fair value excluded the value of associated servicing rights. Additionally, on January 1, 2008, FHN adopted SFAS No. 157 which affected the valuation of interest rate lock commitments previously measured under the guidance of the EITF 02-03 by requiring recognition of concessions upon entry into the lock.  Changes in the fair value of the derivatives that serve as economic hedges of interest rate lock commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income.

FHN’s warehouse (mortgage loans held for sale) is subject to changes in fair value, due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, FHN enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

FHN adopted SFAS No. 159 on January 1, 2008.  As discussed below, prior to adoption of SFAS No. 159, all warehouse loans were carried at the lower of cost or market, where carrying value was adjusted for successful hedging under SFAS No. 133 and the comparison of carrying value to market was performed for aggregate loan pools.  To the extent that these interest rate derivatives were designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation was expected, the hedged loans were considered for hedge accounting under SFAS No. 133.  Anticipated correlation was determined by projecting a dollar offset relationship for each tranche based on anticipated changes in the fair value of the hedged mortgage loans and the related derivatives, in response to various interest rate shock scenarios.  Hedges were reset daily and the statistical correlation was calculated using these daily data points. Retrospective hedge effectiveness was measured using the regression correlation results. FHN generally maintained a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans hedged under SFAS No. 133. Effective SFAS No. 133 hedging resulted in adjustments to the recorded value of the hedged loans. These basis adjustments, as well as the change in fair value of derivatives attributable to effective hedging, were included as a component of the gain or loss on the sale of loans in mortgage banking noninterest income. Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.6 billion on September 30, 2007. There were no warehouse loans qualifying for SFAS No. 133 hedge accounting treatment at September 30, 2008.  The balance sheet impact of the related derivatives was net liabilities of $9.5 million on September 30, 2007. Net losses of $14.5 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the nine months ended September 30, 2007.

Upon adoption of SFAS No. 159, FHN elected to prospectively account for substantially all of its mortgage loan warehouse products at fair value upon origination and correspondingly discontinued the application of SFAS No. 133 hedging relationships for all new originations. FHN enters into forward sales and futures contracts to provide an economic hedge against changes in fair value on a significant portion of the warehouse.

In accordance with SFAS No. 156, FHN revalues MSR to current fair value each month.  Changes in fair value are included in servicing income in mortgage banking noninterest income. FHN also enters into economic hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  FHN enters into interest rate contracts (including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR.  Substantially all capitalized MSR are hedged for economic purposes.

FHN utilizes derivatives (including swaps, swaptions, and mortgage forward sales contracts) that change in value inversely to the movement of interest rates to protect the value of its interest-only securities as an economic hedge.  Changes in the fair value of these derivatives are recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.

Note 12 – Derivatives (continued)

Interest-only securities are included in trading securities with changes in fair value recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.

Capital Markets

Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers.  When these securities settle on a delayed basis, they are considered forward contracts.  Capital Markets also enters into interest rate contracts, including options, caps, swaps, and floors for its customers.  In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with a portion of its securities inventory.  These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities.  Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through the Credit Risk Management Committee.

As of September 30, 2008, Capital Markets hedged $244.6 million of held-to-maturity trust preferred loans, which have an initial fixed rate term of five years before conversion to a floating rate.  Capital Markets has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term.  The balance sheet impact of those swaps was $9.3 million in other liabilities on September 30, 2008. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged.

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

FHN had entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain large institutional certificates of deposit, totaling $62.2 million on September 30, 2007. These swaps matured in first quarter 2008 and had been accounted for as fair value hedges under the shortcut method.  The balance sheet impact of these swaps was $.3 million in other liabilities on September 30, 2007. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk was being managed.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.2 billion and $1.1 billion on September 30, 2008 and 2007, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $38.7 million in other assets on September 30, 2008, and $3.1 million in other assets and $10.7 million in other liabilities on September 30, 2007. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk was being managed.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred loans. These qualify for hedge accounting under SFAS No. 133 using the long haul method.  FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.3 billion on September 30, 2008 and 2007. The balance sheet impact of these swaps was $13.6 million and $21.4 million in other liabilities on September 30, 2008 and 2007, respectively.  There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk was being managed.

FHN had utilized an interest rate swap as a cash flow hedge of the interest payment on floating-rate bank notes with a fair value of $100.1 million on September 30, 2007, and a maturity in first quarter 2009, which in first quarter 2008 was called early. The balance sheet impact of this swap was $.1 million in other assets and $82 thousand, net of tax, in other comprehensive income on September 30, 2007. There was no ineffectiveness related to this hedge.

Note 13 - Restructuring, Repositioning, and Efficiency Charges

Throughout 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity.  In addition, during 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets.  These sales were completed in second quarter 2008.  In the second half of 2007, FHN also took actions to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  As part of its strategy to reduce its national real estate portfolio, FHN announced in January 2008 that it was discontinuing national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices.  Additionally, FHN initiated the repositioning of First Horizon Home Loans’ mortgage banking operations, which included sales of MSR in fourth quarter 2007 and the first, second and third quarters of 2008.

In June 2008, FHN announced that it had reached a definitive agreement with MetLife for the sale of more than 230 retail and wholesale mortgage origination offices nationwide as well as its loan origination and servicing platform.  Effective August 31, 2008, the parties completed the initial settlement for MetLife’s acquisition of substantially all of FHN’s mortgage origination pipeline, related hedges, certain fixed assets and other associated assets.  FHN also agreed with MetLife for the sale of servicing assets, and related hedges, on $19.1 billion of first lien mortgage loans and associated custodial deposits.  MetLife generally paid book value for the assets and liabilities it acquired, less a purchase price reduction of approximately $10.0 million.  In third quarter 2008, FHN recognized a loss on divestiture of $17.5 million related to this transaction.  The purchase price is subject to a post-closing true up which FHN currently expects to occur in fourth quarter 2008.

Net costs recognized by FHN in the nine months ended September 30, 2008 related to restructuring, repositioning, and efficiency activities were $81.1 million.  Of this amount, $39.4 million represents exit costs that have been accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).

Significant expenses year to date for 2008 resulted from the following actions:

•
Expense of $39.4 million associated with organizational and compensation changes due to right-sizing operating segments, the divestiture of certain First Horizon Bank branches, the divestiture of certain mortgage banking operations and consolidating functional areas

•	Loss of $17.5 million on the divestiture of mortgage banking operations
•	Loss of $1.4 million from the sales of certain First Horizon Bank branches
•	Transaction costs of $12.7 million from the contracted sales of mortgage servicing rights
•
Expense of $10.1 million for the writedown of certain premises and equipment, intangibles and other assets resulting from FHN’s divestiture of certain mortgage operations and from the change in FHN’s national banking strategy

Losses from the mortgage banking divestiture and disposition of certain First Horizon Bank branches in 2008 are included in losses/gains on divestitures in the noninterest income section of the Consolidated Condensed Statements of Income.  Transaction costs recognized in 2008 from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income.  All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits, facilities consolidation costs and related asset impairment costs which are included in occupancy, costs associated with the impairment of premises and equipment which are included in equipment rentals, depreciation and maintenance and other costs associated with such initiatives, including professional fees, intangible asset impairment costs, and the accrual of amounts due after September 30, 2008, which are included in all other expense.  Additional amounts will be recognized in fourth quarter 2008 in relation to the conclusion of the mortgage banking divestiture as well as discontinuation of national businesses.  At this time the amount of these additional charges is expected to be between $5 and $15 million in the fourth quarter 2008.

Activity in the restructuring and repositioning liability for the three and nine months ended September 30, 2008 and 2007 is presented in the following table, along with other restructuring and repositioning expenses recognized.  All costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are recorded as unallocated corporate charges within the Corporate segment.

Note 13 - Restructuring, Repositioning, and Efficiency Charges (continued)

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007

	Charged to		Charged to		Charged to		Charged to
	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning Balance	$-	$17,945	$-	$10,849	$-	$19,675	$-	$-
Severance and other employee related costs	10,704	10,704	9,258	9,258	23,826	23,826	17,255	17,255
Facility consolidation costs	4,176	4,176	2,836	2,836	8,030	8,030	6,624	6,624
Other exit costs, professional fees and other	(906)	(906)	2,933	2,933	7,578	7,578	5,902	5,902
Total Accrued	13,974	31,919	15,027	25,876	39,434	59,109	29,781	29,781
Payments*	-	8,150	-	8,690	-	32,154	-	12,595
Accrual Reversals	-	67	-	294	-	3,253	-	294
Restructuring & Repositioning Reserve Balance	$13,974	$23,702	$15,027	$16,892	$39,434	$23,702	$29,781	$16,892
Other Restructuring & Repositioning Expenses:
Provision for loan portfolio divestiture	$-		$-		$-		$7,672
Mortgage banking expense on servicing sales	656		-		12,667		-
Loss on divestitures	17,489		-		18,913		-
Impairment of premises and equipment	922		3,876		5,108		9,035
Impairment of intangible assets	-		13,919		4,030		13,919
Impairment of other assets	862		-		993		11,733
Total Other Restructuring & Repositioning Expense	19,929		17,795		41,711		42,359
Total Restructuring & Repositioning Charges	$33,903		$32,822		$81,145		$72,140
Certain previously reported amounts have been reclassified to agree with current presentation
* Includes payments related to:	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Severance and other employee related costs	$8,590		$5,001		$19,483		$7,338
Facility consolidation costs	1,612		1,157		5,513		1,207
Other exit costs, professional fees and other	(2,052)		2,532		7,158		4,050
	$8,150		$8,690		$32,154		$12,595

Cumulative amounts incurred beginning second quarter 2007, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are presented in the following table:

Charged to
(Dollars in thousands)	Expense
Severance and other employee related costs*	$49,358
Facility consolidation costs	21,161
Other exit costs, professional fees and other	16,833
Other Restructuring & Repositioning (Income) and Expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	19,095
Net loss on divestitures	3,218
Impairment of premises and equipment	14,396
Impairment of intangible assets	18,160
Impairment of other assets	29,970
Total Restructuring & Repositioning Charges Incurred as of September 30, 2008	$179,863
*Includes $1.2 million of deferred severance-related payments that will be paid after 2008.

Note 14 – Fair Values of Assets and Liabilities

Effective January 1, 2008, upon adoption of SFAS No. 159, FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes.  FHN determined that such election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets.  No transition adjustment was required upon adoption of SFAS No. 159 as FHN continued to account for mortgage loans held for sale which were originated prior to 2008 at the lower of cost or market value.  Mortgage loans originated for sale are included in loans held for sale on the Consolidated Condensed Statements of Condition.  Other interests retained in relation to residential loan sales and securitizations are included in trading securities on the Consolidated Condensed Statements of Condition. Additionally, effective January 1, 2008, FHN adopted SFAS No. 157 for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are re-measured at least annually.  FSP FAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.  Therefore, in 2008, FHN has not applied the provisions of SFAS No. 157 for non-recurring fair value measurements related to its non-financial long-lived assets under SFAS No. 144 (including real estate acquired by foreclosure) or its non-financial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, as well as to goodwill and indefinite-lived intangible assets which are measured at fair value on a recurring basis for impairment assessment purposes but are not recognized in the financial statements at fair value.

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

For applicable periods, all divestiture-related line items in the Consolidated Condensed Statements of Condition have been combined with the related non-divestiture line items in preparation of the disclosure tables in this footnote.  The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.  Derivatives in an asset position are included within Other assets while derivatives in a liability position are included within Other liabilities.  Derivative positions constitute the only Level 3 measurements within Other assets and Other liabilities.

Note 14 – Fair Values of Assets and Liabilities (continued)

	September 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Trading securities	$1,561,024	$2,159	$1,272,453	$286,412
Loans held for sale	344,229	-	334,112	10,117
Securities available for sale	2,690,734	35,800	2,507,114	147,820
Mortgage servicing rights, net	798,491	-	-	798,491
Other assets *	341,276	83,133	257,814	329
Total	$5,735,754	$121,092	$4,371,493	$1,243,169

Trading liabilities	$380,896	$114	$380,782	$-
Commercial paper and other short-term borrowings	107,266	-	-	107,266
Other liabilities *	150,877	14,328	136,488	61
Total	$639,039	$14,442	$517,270	$107,327

* Derivatives are included in this category.

In third quarter 2008, FHN revised its methodology for valuing hedges of MSR and excess interest that were retained from prior securitizations.  FHN now determines the fair value of the derivatives used to hedge MSR and excess interests using inputs observed in active markets for similar instruments with typical inputs including the LIBOR curve, option volatility and option skew.  Previously, fair values of these derivatives were obtained through proprietary pricing models which were compared to market value quotes received from third party broker-dealers in the derivative markets.  Accordingly, the applicable amounts are presented as a transfer out of net derivative assets and liabilities in the following rollforwards for the three and nine month periods ended September 30, 2008. The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2008
					Securities		Mortgage		Net derivative	Commercial paper
	Trading		Loans held		available		servicing		assets and	and other short-
(Dollars in thousands)	securities		for sale		for sale		rights, net		liabilities	term borrowings
Balance, beginning of quarter	$429,017		$3,712		$146,871		$1,139,395		$95,520	$205,412
Total net gains/(losses)
for the quarter included in:
Net income	(19,023)		(50)		(373)		(61,806)		92,577	(24,360)
Other comprehensive income	-		-		3,900		-		-	-
Purchases, sales, issuances
and settlements, net	(123,582)		(608)		(2,578)		(279,098)		(72,158)	(73,786)
Net transfers into/out of Level 3	-		7,063		-		-		(115,671)	-
Balance, end of quarter	$286,412		$10,117		$147,820		$798,491		$268	$107,266

Net unrealized gains/(losses)
included in net income for
the quarter relating to assets
and liabilities held at September 30, 2008	$(34,403	) *	$(5,760	) **	$(304	) ***	$(31,470	) ****	$97,856 **	$(24,360)

	Nine Months Ended September 30, 2008
					Securities		Mortgage		Net derivative	Commercial paper
	Trading		Loans held		available		servicing		assets and	and other short-
(Dollars in thousands)	securities		for sale		for sale		rights, net		liabilities	term borrowings
Balance, beginning of year	$476,404		$-		$159,301		$1,159,820		$81,517	$-
Total net gains/(losses)
for the period included in:
Net income	1,054		(221)		(304)		(69,905)		146,844	(7,675)
Other comprehensive income	-		-		(3,278)		-		-	-
Purchases, sales, issuances
and settlements, net	(212,985)		(1,457)		(7,899)		(291,424)		(119,998)	114,941
Net transfers into/out of Level 3	21,939		11,795		-		-		(108,095)	-
Balance, end of period	$286,412		$10,117		$147,820		$798,491		$268	$107,266

Net unrealized gains/(losses)
included in net income for
the period relating to assets
and liabilities held at September 30, 2008	$(48,560	) *	$(8,401	) **	$(304	) ***	$(59,668	) ****	$21,301 **	$(7,675)

*
Nine months ended September 30, 2008 includes $12.2 million included in Capital markets noninterest income, $25.6 million included in Mortgage banking noninterest income, and $10.7 million included in Revenue from loan sales and securitizations; three months ended September 30, 2008 included $12.2 million included in Capital markets noninterest income, $21.7 million included in Mortgage banking noninterest income, and $0.5 million in Revenue from loan sales and securitizations.

**	Included in Mortgage banking noninterest income.
***	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.
****
Nine months ended September 30, 2008 includes $49.7 million included in Mortgage banking noninterest income and $10.0 million included in Revenue from loan sales and securitizations; three months ended September 30, 2008 includes $31.2 million in Mortgage banking noninterest income and $0.2 million included  in Revenue from loan sales and securitizations.

Note 14 – Fair Values of Assets and Liabilities (continued)

Additionally, FHN may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first nine months of 2008 which were still held in the balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2008.

					Nine Months Ended
	Carrying value at September 30, 2008				September 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses
Loans held for sale	$100,201	$-	$55,149	$45,052	$27,070
Securities available for sale	17	-	17	-	1,480
Loans, net of unearned income**	364,097	-	-	364,097	142,683
Other assets	119,979	-	-	119,979	14,445
					$185,678

*	Represents recognition of other than temporary impairment for cost method investments classified within securities available for sale.
**	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Writedowns on these loans are recognized as part of provision.

In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $36.2 million for its warehouse of trust preferred loans, which was classified within level 3 for Loans held for sale at March 31, 2008.  The determination of estimated market value for the warehouse was based on a hypothetical securitization transaction for the warehouse as a whole.  FHN used observable data related to prior securitization transactions as well as changes in credit spreads in the CDO market since the most recent transaction.  FHN also incorporated significant internally developed assumptions within its valuation of the warehouse, including estimated prepayments and estimated defaults.  In accordance with SFAS No. 157, FHN excluded transaction costs related to the hypothetical securitization in determining fair value.

In second quarter 2008, FHN designated its trust preferred warehouse as held to maturity.  Accordingly, these loans were excluded from loans held for sale in the nonrecurring measurements table as of June 30, 2008.  In conjunction with the transfer of these loans to held to maturity status, FHN performed a lower of cost or market analysis on the date of transfer.  This analysis was based on the pricing of market transactions involving securities similar to those held in the trust preferred warehouse with consideration given, as applicable, to any differences in characteristics of the market transactions, including  issuer credit quality, call features and term.  As a result of the lower of cost or market analysis, FHN determined that its existing valuation of the trust preferred warehouse was appropriate.

In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $17.0 million relating to mortgage warehouse loans.  Approximately $10.5 million was attributable to increased delinquencies or aging of loans.   The market values for these loans were estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions were based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads. The remaining reduction in value of $6.5 million was attributable to lower investor prices, due primarily to credit spread widening.  This reduction was calculated by comparing the total fair value of loans (using the same methodology that is used for fair value option loans) to carrying value for the aggregate population of loans that were not delinquent or aged.

FHN also recognized a lower of cost or market reduction in value of $8.3 million relating to mortgage warehouse loans during second quarter of 2008.  Approximately $7.1 million was attributable to increased repurchases and delinquencies or aging of warehouse loans; the remaining reduction in value was attributable to lower investor prices, due primarily to credit spread widening.  The market values for these loans were estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions were based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.

Note 14 – Fair Values of Assets and Liabilities (continued)

FHN also recognized a lower of cost or market reduction in value of $1.3 million relating to mortgage warehouse loans during third quarter of 2008.  This was primarily attributable to increased repurchases and delinquencies of warehouse loans with some reduction in value attributable to lower investor prices, due primarily to credit spread widening.  The market values for these loans were estimated using historical sales prices for similar type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions were based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.

Fair Value Option

As described above, upon adoption of SFAS No. 159, management elected fair value accounting for substantially all forms of mortgage loans originated for sale.  In the second and third quarters of 2008, agreements were reached for the transfer of certain servicing assets and delivery of the servicing assets occurred.  However, due to certain recourse provisions, these transactions did not qualify for sale treatment and the associated proceeds have been recognized within Commercial paper and other short term borrowings in the Consolidated Condensed Statement of Position as of September 30, 2008.  Since servicing assets are recognized at fair value and since changes in the fair value of related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value under SFAS No. 159.  Additionally, as the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	September 30, 2008
			Fair value
	Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate
(Dollars in thousands)	amount	principal	unpaid principal
Loans held for sale reported at fair value:
Total loans	$344,229	$363,085	$(18,856)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	1,845	3,410	(1,565)

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

The amounts for loans held for sale includes approximately $8.8 million and $18.3 million of losses included in earnings for the three and nine month periods ended September 30, 2008, respectively, attributable to changes in instrument-specific credit risk, which was determined based on both a quality adjustment for delinquencies and the full credit and liquidity spread on the non-conforming loans.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
(Dollars in thousands)
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$(14,951)	$(20,423)
Commercial paper and other short-term borrowings	(24,360)	(7,675)
Estimated changes in fair value due to credit risk	(8,849)	(18,310)

Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.

Note 15 – Other Events

In October 2008, FHN received preliminary approval from the U.S. Treasury Department to participate in its Capital Purchase Program (CPP), a voluntary initiative assisting U.S. financial institutions in building capital to support Treasury's plan to aid the economy by increasing financing to businesses and consumers. Participation is subject to standard terms and conditions.

First Horizon expects to issue approximately $866 million in non-voting cumulative preferred stock to the Treasury, which would represent 3 percent of FHN’s risk-weighted assets as of the end of second quarter 2008.  To participate in the CPP, FHN expects to agree to certain conditions including a 5 percent annual dividend on the preferred shares for the first five years and 9 percent thereafter, issuance to the Treasury of dilution–protected 10-year warrants to purchase common stock equal in value on the issue date to 15 percent of the preferred stock investment, restrictions on common cash dividends and common share repurchases, restrictions on executive compensation, restrictions on redemption of the preferred stock during the first three years, and other items.

The preferred stock may not be redeemed for a period of three years after issuance, except with the proceeds from a Qualified Equity Offering of Tier I qualifying perpetual preferred stock or common stock.  After the third anniversary of the initial investment, the preferred stock may be redeemed for par value at FHN’s option.

Also in October 2008, the Board of Directors of FHN determined that the dividend payable on January 1, 2009, will be paid in shares of common stock at the rate of 1.837 percent, which means that 18.370 new dividend shares will be distributed for every 1,000 shares held on the record date of December 12, 2008.  The dividend rate was determined to provide shareholders with new shares having a value of approximately $0.20 for each share held on the record date, based on FHN’s volume weighted average share price on October 16, 2008, of $10.8876 per share.  FHN currently intends to pay dividends in shares of common stock for the foreseeable future.

FHN has determined that certain historical mortgage loan sale activities resulted in the monetization of amounts to be collected from borrowers related to lender paid private mortgage insurance.  However, in recording these transactions, FHN did not establish a liability for the corresponding amounts that would be remitted to private mortgage insurers over the life of the associated loans.  FHN has evaluated the financial impact of not recognizing the liability at the time of sale for all quarterly and annual periods since inception of the related transactions and concluded that the impact was immaterial in each period.  In third quarter 2008, FHN recorded an adjustment to recognize the cumulative impact of these amounts that resulted in a $15.5 million negative impact to mortgage banking income, which was included in current earnings.  Future payments to the applicable private mortgage insurers will be recognized as a reduction of the liability established.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corp. (NYSE: FHN) is a national financial services institution.  From a small community bank chartered in 1864, FHN has grown to be one of the 30 largest bank holding companies in the United States in terms of asset size.

The 6,000 employees of FHN provide financial services to individuals and business customers through more than 200 bank locations in and around Tennessee and 14 capital markets offices in the U.S. and abroad.  The corporation’s two major brands – First Tennessee and FTN Financial– provide customers with a broad range of products and services including:

•	Regional banking, with one of the largest market shares in Tennessee and one of the highest customer retention rates of any bank in the country

•	Capital markets, one of the nation’s top underwriters of U.S. government agency securities

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

▪
Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, equity research, loan sales, portfolio advisory services, structured finance and correspondent banking services.

▪
National Specialty Lending consists of traditional consumer and construction lending activities outside the regional banking footprint.  In January 2008, FHN announced the discontinuation of national home builder and commercial real estate lending through its First Horizon Construction Lending offices.

▪
Mortgage Banking now consists of the origination of mortgage loans in and around the regional banking footprint and servicing activities related to the remaining portfolio.   Historically, this division provided mortgage loans and servicing to consumers and operated in approximately 40 states.  On August 31, 2008 First Horizon completed the sale of its servicing platform, origination offices outside Tennessee and $19.1 billion of the servicing portfolio to MetLife Bank, N.A.

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

For the purpose of this management discussion and analysis (MD&A), earning assets have been expressed as averages except as otherwise noted, and loans have been disclosed net of unearned income.  The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month and nine-month periods ended September 30, 2008, compared to the three-month and nine-month periods ended September 30, 2007.  To assist the reader in obtaining a better understanding of FHN and its performance, this discussion should be read in conjunction with FHN’s unaudited consolidated condensed financial statements and accompanying notes appearing in this report.  Additional information including the 2007 financial statements, notes, and MD&A is provided in the 2007 Annual Report.

FHN is a member of the Visa USA network. On October 3, 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc. (Visa).  Upon completion of the reorganization, the members of the Visa USA network remained contingently liable for certain Visa litigation matters.  On October 27, 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services for $1.9 billion.  $1.7 billion of this settlement amount will be paid from an escrow account established as part of Visa’s IPO.  In connection with this settlement, FHN recognized an $11.0 million increase to its contingent liability for Visa litigation matters within noninterest expense.  In accordance with applicable accounting guidance, this amount should be reflected within the results of operations for third quarter 2008.  Due to the timing of Visa’s announcement, the amounts included in FHN’s earnings release dated October 17, 2008, and the related financial supplement and slide presentation did not reflect this adjustment.  Accordingly, FHN has revised its financial statements included in this Form 10-Q for third quarter 2008 to include this adjustment.

FORWARD-LOOKING STATEMENT

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates.  Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change.  Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns, expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates.  Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles.  Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.  FHN assumes no obligation to update any forward-looking statements that are made from time to time.  Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, and other parts of this Quarterly Report on Form 10-Q for the period ended September 30, 2008.

FINANCIAL SUMMARY (Comparison of Third Quarter 2008 to Third Quarter 2007)

FINANCIAL HIGHLIGHTS
For the third quarter 2008, FHN reported a net loss of $125.1 million or $.62 per diluted share compared to a net loss of $14.2 million or $.11 per diluted share for the third quarter 2007.  The third quarter 2008 was impacted by several items including increased provisioning for loan losses, costs associated with the company’s restructuring, repositioning, and efficiency initiatives, a settlement loss related to Visa legal matters and gains related to the repurchase of debt.  Provisioning for loan losses increased by $296.6 million from the third quarter 2007 to $340.0 million in the current quarter as loan loss reserves grew from 1.08 percent of total loans in the third quarter 2007 to 3.52 percent in the third quarter 2008.  FHN recognized gains of $18.9 million related to the repurchase of debt and incurred net charges of $33.9 million in the third quarter 2008 from restructuring, repositioning, and efficiency initiatives compared to $32.8 million in the third quarter 2007.

National Specialty Lending, Regional Banking, Mortgage Banking and Capital Markets were all impacted by increased provisioning in the third quarter 2008 as FHN continued to actively manage the credit risk within its loan portfolios.  Capital Markets fixed income sales generated $80.1 million of revenues compared to $46.0 million in the third quarter of 2007 as the Federal Reserve’s aggressive rate cuts in the first half of 2008 produced a steeper yield curve.  Mortgage Banking pre-tax income was $46.4 million in the third quarter 2008 compared to a pre-tax loss of $39.2 million in the third quarter 2007 as origination income was positively impacted by higher gain on sale margins and servicing income was favorably impacted by hedging activities as compared to 2007.

FHN improved its capital position in the third quarter 2008 as a result of a public offering of 69 million shares of common stock in the second quarter 2008 and balance sheet contraction throughout 2008.  Key ratios were 7.18 percent for tangible common equity to tangible assets, 11.10 percent for Tier I and 16.07 percent for total capital as of September 30, 2008.  Corporate net interest margin improved to 3.01 percent for the third quarter 2008 compared to 2.87 percent for the third quarter 2007.

Return on average shareholders’ equity and return on average assets were (18.30) percent and (1.49) percent, respectively, for the third quarter 2008 compared to (2.31) percent and (.15) percent respectively, for the third quarter 2007.  Total assets were $32.8 billion and shareholders’ equity was $2.6 billion on September 30, 2008, as compared to $37.5 billion and $2.4 billion, respectively, on September 30, 2007.

BUSINESS LINE REVIEW

Regional Banking
The pre-tax loss for Regional Banking was $6.5 million for the third quarter 2008 compared to pre-tax income of $56.2 million for third quarter 2007.  Total revenues for Regional Banking were $210.3 million for third quarter 2008 compared to $228.6 million for the third quarter 2007.

Net interest income was $122.4 million in the third quarter 2008 compared to $136.9 million in the third quarter 2007.  Regional Banking net interest margin was 4.43 percent in the third quarter 2008 compared to 4.85 percent in the third quarter 2007.  This compression resulted from narrowing spreads on deposits as interest rates declined in the first half of 2008 and competition for deposits increased.

Noninterest income decreased slightly to $87.9 million in the third quarter 2008 as compared to $91.6 million in the third quarter 2007.  The decrease was primarily driven by a decline in trust income of $1.8 million as the value of assets under management declined due to economic conditions.

Provision for loan losses increased to $58.2 million in the third quarter 2008 from $18.5 million for the third quarter 2007.  This increase was primarily a result of deterioration in commercial and home equity loan portfolios compared to a year ago.

Noninterest expense increased to $158.6 million in the third quarter 2008 from $153.8 million for the third quarter 2007.  Declines of $4.4 million in personnel expense were more than offset by increases in advertising, foreclosure losses, expense for off balance sheet commitments and low income housing corporation expenses.

Capital Markets
Capital Markets pre-tax loss was $8.6 million in the third quarter 2008 as compared to pre-tax income of $2.7 million in the third quarter 2007.  Total revenues for Capital Markets were $117.5 million in the third quarter 2008 as compared to $78.6 million in the third quarter 2007.

Net interest income was $19.0 million in the third quarter 2008 as compared to $14.1 million in the third quarter 2007.  This increase is primarily attributable to a steeper yield curve and the effect of increases in the average trust preferred loan balance.

Income from fixed income sales increased to $80.1 million in the third quarter 2008 from $46.0 million in the third quarter 2007, reflecting an increase in activity during the third quarter 2008 as the Federal Reserve aggressively lowered rates in the first half of 2008 resulting in a steeper yield curve as compared to last year.  Other product revenues remained flat at $18.4 million in the third quarter 2008 compared to $18.5 million in the third quarter 2007.

Provision for loan losses increased to $38.5 million from $2.0 million to reflect deterioration of correspondent banking loans from current stress in the financial system.

Noninterest expense was $87.7 million in the third quarter 2008 as compared to $73.9 million in the third quarter 2007. This increase is a result of higher production levels during the third quarter 2008.

National Specialty Lending
National Specialty Lending had a pre-tax loss of $214.5 million in the third quarter 2008 as compared to a pre-tax income of $6.0 million in the third quarter 2007.  The pre-tax loss in 2008 is primarily a result of an increase in the provision for loan losses to $240.5 million in the third quarter 2008 as compared to $22.8 million in the third quarter 2007 due to deterioration in the national construction lending portfolios.

Net interest income declined to $45.2 million in the third quarter 2008 as compared to $61.2 million for the third quarter 2007, as a result of the increase in non-accrual construction loans and continued contraction of loan portfolios from the wind-down of operations.  Noninterest income was $4.2 million for the third quarter 2008 compared to $1.2 million for the third quarter 2007.  A reduction in charges taken in 2007 related to declines in residual values of prior securitizations and LOCOM adjustments were partially offset by decreases in originations, MSR fair value, and gain on loan sales.

Noninterest expense was $23.5 million in the third quarter 2008 as compared to $33.6 million for the third quarter 2007.  Noninterest expense declined principally due to lower personnel costs related to the business wind-down initiated during first quarter 2008.

Mortgage Banking
Effective August 31, 2008, FHN completed the sale of Mortgage Banking's servicing operations, origination offices outside of Tennessee and $19.1 billion of servicing to MetLife Bank, N.A. As a result of this transaction, all components of origination activity for third quarter 2008 are significantly lower when compared to third quarter 2007.

Mortgage Banking had pre-tax income of $46.4 million in the third quarter 2008 as compared to a pre-tax loss of $39.2 million in the third quarter 2007.  Total revenues for Mortgage Banking were $138.3 million for the third quarter 2008 as compared to $69.1 million for the third quarter 2007.

Net interest income was $22.5 million in the third quarter 2008 as compared to $26.9 million in the third quarter 2007 as the size of the mortgage warehouse decreased due to the sale of national origination offices and the warehouse spread increased to 3.83 percent in the current quarter compared to 1.34 percent in third quarter 2007.  Provision for loan losses was $2.9 million in the third quarter 2008 reflecting deterioration of permanent mortgages in the portfolio.

Noninterest income was $115.8 million in the third quarter 2008 as compared to $42.1 million in the third quarter 2007.  Noninterest income consists primarily of mortgage banking-related revenue from the origination and sale of mortgage loans, fees from mortgage servicing and changes in fair value of mortgage servicing rights (MSR) net of hedge gains or losses.

Net origination income increased to $19.8 million in the third quarter 2008 from a loss of $17.5 million in the third quarter 2007 primarily due to increased margin on deliveries to the secondary market and an increase of $6.7 million attributable to adopting accounting standards in the first quarter 2008.   Gross origination fees decreased by $33.0 million as mortgage banking origination operations were sold to MetLife on August 31, 2008.  Gain on loan sale deliveries increased $35.0 million as margins increased to 21 bps in the third quarter 2008 compared to negative 33 bps in 2007.  Gains in 2008 were negatively impacted by a $15.5 million adjustment to reflect revised cash flow expectations related to mortgage origination activity while 2007 was impacted by credit market disruptions which negatively affected pricing and dealer concessions.  See Note 15 – Other Events for a detailed discussion of the liability adjustment.

Net servicing income increased to $80.6 million in the third quarter 2008 from $49.7 million in 2007. Service fees decreased by $26.8 million to $49.9 million in the third quarter 2008 as the servicing portfolio declined to $65.3 billion from $108.4 billion in 2007.  Servicing hedging activities positively impacted net revenues by $50.8 million in the third quarter as compared to $22.0 million in the third quarter 2007, primarily resulting from Federal Reserve interest rate decreases creating a steeper yield curve in 2008.  The decrease in MSR value due to runoff was $20.1 million in the third quarter 2008 as compared to $49.0 million in the third quarter 2007.

Noninterest expense was $89.0 million in the third quarter 2008 as compared to $108.3 million in third quarter 2007.  The decrease in the third quarter of 2008 was primarily the result of the divestiture of certain mortgage banking operations offset by a $21.1 million effect of no longer deferring origination costs on warehouse loans accounted for at elected fair value.  This amount is offset by a corresponding increase in origination income.

Corporate
The Corporate segment’s results yielded a pre-tax loss of $30.7 million in the third quarter 2008 compared to a pre-tax loss of $49.4 million in the third quarter 2007.  Net interest income increased to $14.0 million compared to net interest expense of $1.4 million in the third quarter 2007 as proceeds from the common stock issuance reduced the need for higher cost short term funding.  Results for the third quarter 2008 include $33.9 million of net charges associated with implementation of restructuring, repositioning and efficiency initiatives compared to $32.8 million of net charges in the third quarter 2007. See discussion of the restructuring, repositioning and efficiency initiatives below for further details.  In the third quarter 2008, gains of $18.9 million related to the repurchase of debt were partially offset by an $11.0 million loss related to certain Visa legal settlement matters.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

Beginning in 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity.  In addition, during 2007 management announced its intention to sell 34 full-service First Horizon Bank branches in its national banking markets. These sales were finalized in second quarter 2008.  In the second half of 2007, FHN also took actions to right-size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations, in order to redeploy capital to higher-return businesses.  As part of its strategy to reduce its national real estate portfolio, FHN announced in January 2008 that it was discontinuing national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices.  Additionally, FHN initiated the repositioning of First Horizon Home Loans’ mortgage banking operations, which included sales of MSR in fourth quarter 2007 and the first, second, and third quarters of 2008.

In June 2008, FHN announced that it had reached a definitive agreement with MetLife for the sale of more than 230 retail and wholesale mortgage origination offices nationwide as well as its loan origination and servicing platform.  Effective August 31, 2008, the parties completed the initial settlement for MetLife’s acquisition of substantially all of FHN’s mortgage origination pipeline, related hedges, certain fixed assets and other associated assets.  FHN also agreed with MetLife for the sale of servicing assets, and related hedges, on $19.1 billion of first lien mortgage loans and associated custodial deposits.  MetLife generally paid book value for the assets and liabilities it acquired, less a purchase price reduction of approximately $10.0 million.  In third quarter 2008, FHN recognized a loss on divestiture of $17.5 million related to this transaction.  The purchase price is subject to a post-closing true up which FHN currently expects to occur in fourth quarter 2008.

Net costs recognized by FHN in the nine months ended September 30, 2008, related to restructuring, repositioning, and efficiency activities were $81.1 million compared to $72.1 million for the first nine months of 2007.  Included in noninterest income are $12.7 million of transaction costs related to contracted loan servicing sales and $18.9 million of losses related to the Mortgage divestiture and First Horizon Bank branch sales.  All other costs incurred in relation to the restructuring, repositioning, and efficiency initiatives implemented by management are included in noninterest expense.  All costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are recorded as unallocated corporate charges within the Corporate segment.  Significant expenses for year to date 2008 resulted from the following actions:

•
Expense of $39.4 million associated with organizational and compensation changes due to right-sizing operating segments, the divestiture of certain mortgage banking operations and First Horizon Bank branches, and consolidating functional areas

•	Loss of $17.5 million on the divestiture of certain mortgage banking operations
•	Loss of $1.4 million from the sales of certain First Horizon Bank branches
•	Transaction costs of $12.7 million from the contracted sales of mortgage servicing rights
•
Expense of $10.1 million for the write-down of certain premises and equipment, intangibles and other assets resulting from FHN’s divestiture of certain mortgage operations and from the change in FHN’s national banking strategy

Settlement of the obligations arising from current initiatives will be funded from operating cash flows. The effect of suspending depreciation on assets held for sale was immaterial to FHN’s results of operations for all periods. As a result of the change in FHN’s national banking strategy, a write-down of other intangibles of $2.4 million was recognized in first quarter 2008 related to certain banking licenses. As part of the divestiture of certain mortgage banking assets, an impairment of $1.7 million was recognized in second quarter 2008 related to noncompete agreements.  The recognition of these impairment losses will have no effect on FHN’s debt covenants. The impairment loss related to such intangible assets was recorded as an unallocated corporate charge within the Corporate segment and is included in all other expense on the Consolidated Condensed Statements of Income. As a result of the restructuring, repositioning, and efficiency initiatives implemented to date by management, the effects of $175 million in aggregate annual pre-tax improvements are being experienced by FHN beginning in its first quarter 2008 run-rate.  An additional $70 million in annual profitability improvements is anticipated to be experienced by the end of 2008 in relation to the First Horizon Bank branch divestitures and the restructuring of mortgage operations and national lending operations. Due to the broad nature of the actions being taken, all components of income and expense will be affected.  Additional amounts will likely be recognized in 2008 for adjustments related to the mortgage banking divestiture as well as the discontinuance of national businesses.  At this time, the amount of these additional charges is expected to be between $5 and $15 million in the fourth quarter 2008.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and nine month periods ended September 30, 2008, and 2007 are presented in the following table based on the income statement line item affected.  See Note 13 – Restructuring, Repositioning, and Efficiency Charges and Note 2 – Acquisitions/Divestitures for additional information.

Table 1 - Charges for Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in thousands)	2008	2007	2008	2007
Noninterest income:				-
Mortgage banking	$(656)	$-	$(12,667)	$-
Losses on divestitures	(17,489)	-	(18,913)	-
Total noninterest income	$(18,145)	$-	$(31,580)	$-
Provision for loan losses	$-	$-	$-	$7,672
Noninterest expense:
Employee compensation, incentives and benefits	10,704	9,269	23,845	17,266
Occupancy	3,960	5,074	8,279	8,800
Equipment rentals, depreciation and maintenance	76	846	4,257	6,067
Operations services	(1)	25	1	25
Communications and courier	-	27	42	27
Goodwill impairment	-	13,010	-	13,010
All other expense	1,019	4,571	13,141	19,273
Total noninterest expense	15,758	32,822	49,565	64,468
Loss before income taxes	$(33,903)	$(32,822)	$(81,145)	$(72,140)

Activity in the restructuring and repositioning liability for the nine months ended September 30, 2008 is presented in the following table:

(Dollars in thousands)	Liability
Beginning Balance	$19,675
Severance and other employee related costs	23,826
Facility consolidation costs	8,030
Other exit costs, professional fees and other	7,578
Total Accrued	59,109
Payments*	32,154
Accrual Reversals	3,253
Restructuring and Repositioning Reserve Balance	$23,702

* Includes payments related to:	Nine Months Ended
September 30, 2008
Severance and other employee related costs	$19,483
Facility consolidation costs	5,513
Other exit costs, professional fees and other	7,158
$32,154

INCOME STATEMENT

Total revenues (net interest income and noninterest income) were $528.3 million in the third quarter 2008 compared to $441.2 million in 2007.  Net interest income was $223.1 million in the third quarter 2008 as compared to $237.8 million in 2007 and noninterest income was $305.2 million in 2008 as compared to $203.5 million in 2007.  A discussion of the major line items follows.

NET INTEREST INCOME

Net interest income declined slightly to $223.1 million in the third quarter 2008 as compared to $237.8 million in the third quarter 2007. Average earning assets declined 10.0 percent to $29.5 billion and interest-bearing liabilities declined 11.0 percent to $25.3 billion in the third quarter 2008.

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

The consolidated net interest margin was 3.01 percent for the third quarter 2008 as compared to 2.87 percent for the third quarter 2007.  The increased margin occurred as the net interest spread widened to 2.65 percent from 2.21 percent in 2007 while the impact of free funding decreased from 66 basis points to 36 basis points.  The improvement in net interest margin primarily resulted from a decline in average earning assets and improvements in funding costs as FHN shifted to less costly funding sources such as the Federal Reserve Bank Term Auction Facility and the Federal Home Loan Bank.  Yields and rates for the third quarter 2008 and 2007 are detailed in Table 2.

Table 2 - Net Interest Margin

	Three Months Ended
	September 30
	2008	2007
Consolidated yields and rates:
Loans, net of unearned income	5.16%	7.39%
Loans held for sale	5.96	6.72
Investment securities	5.41	5.57
Capital markets securities inventory	4.69	5.59
Mortgage banking trading securities	12.86	12.21
Other earning assets	1.97	5.02
Yields on earning assets	5.17	7.02
Interest-bearing core deposits	2.06	3.40
Certificates of deposits $100,000 and more	3.28	5.40
Federal funds purchased and securities sold under agreements to repurchase	1.64	4.82
Capital markets trading liabilities	4.66	5.28
Other short-term borrowings and commercial paper	2.39	5.05
Long-term debt	3.17	5.84
Rates paid on interest-bearing liabilities	2.52	4.81
Net interest spread	2.65	2.21
Effect of interest-free sources	.36	.66
FHN - NIM	3.01%	2.87%

In the short term, margin could be negatively impacted from elevated LIBOR, increased funding costs due to tightening liquidity, and slight asset sensitivity in the core bank.  In the longer term, net interest margin should be positively influenced by the reduction of lower margin national businesses.

NONINTEREST INCOME

Mortgage Banking Noninterest Income
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

Total Mortgage Banking income increased to $106.8 million in the third quarter 2008 compared to $39.0 million in the third quarter 2007.  (See Table 3)  Origination income was $19.8 million in the third quarter 2008 as compared to a loss of $17.5 million last year despite a decline in loans delivered into the secondary market and a decrease in origination activity due to the third quarter 2008 divestiture of national origination offices.   The adoption of accounting standards in the first quarter 2008 positively impacted third quarter origination income by $6.7 million.  Margin on deliveries increased from negative 33 basis points in the third quarter 2007 to positive 21 basis points in 2008 largely due to credit market disruptions in 2007 that increased dealer concessions and negatively impacted pricing.  In the third quarter 2008, gain on sale margins were negatively impacted by a $15.5 million adjustment to reflect revised cash flow expectations related to mortgage origination activity.  See Note 15 – Other Events for a detailed discussion of this adjustment.

Servicing income includes servicing fees, changes in the fair value of the MSR asset and net gains or losses from hedging MSR.  FHN employs hedging strategies intended to counter changes in the value of MSR and other retained interests due to changing interest rate environments (refer to discussion of MSR under Critical Accounting Policies).  Net servicing income increased to $80.6 million in the third quarter 2008 from $49.7 million in 2007.  Gross servicing fees declined primarily related to sales of the servicing portfolio in the fourth quarter 2007 and throughout 2008.  Servicing hedging activities and changes other than runoff in the value of capitalized servicing assets positively impacted net servicing revenues by $50.8 million this quarter as compared to $22.0 million in the third quarter 2007, due to Federal Reserve rate decreases and a steeper yield curve in 2008.  Additionally, the change in MSR value due to runoff declined to $20.1 million in the third quarter 2008 compared to $49.0 million last year due to servicing sales and decreased loan refinancing.

Other income includes FHN’s share of earnings from nonconsolidated subsidiaries accounted for under the equity method, which provide ancillary activities to mortgage banking, and fees from retail construction lending.  Other mortgage banking income was relatively flat in 2008 compared to the same period in 2007.  After the August 31, 2008 divestiture of certain mortgage banking operations, the impact from these nonconsolidated subsidiaries will be minimal.

Table 3 - Mortgage Banking Noninterest Income

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30		Change	September 30		Change
	2008	2007	(%)	2008	2007	(%)
Noninterest income (thousands):
Origination income	$19,828	$(17,494)	NM	$237,979	$113,428	109.8+
Servicing income	80,603	49,738	62.1+	192,560	49,250	291.0+
Other	6,386	6,778	5.8 -	7,408	20,741	64.3 -
Total mortgage banking noninterest income	$106,817	$39,022	173.7+	$437,947	$183,419	138.8+
Mortgage banking statistics (millions):
Refinance originations	$907.1	$2,067.1	56.1 -	$8,975.9	$7,909.8	13.5+
Home-purchase originations	2,199.4	4,605.2	52.2 -	8,465.9	13,157.3	35.7 -
Mortgage loan originations	$3,106.5	$6,672.3	53.4 -	$17,441.8	$21,067.1	17.2 -
Servicing portfolio - owned	$65,345.3	$108,400.8	39.7 -	$65,345.3	$108,400.8	39.7 -
NM - not meaningful

Capital Markets Noninterest Income
Capital markets noninterest income, the major component of revenue in the Capital Markets segment, is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including equity research, loans sales, portfolio advisory activities and structured finance.  Securities inventory positions are generally procured for distribution to customers by the sales staff.  A portion of the inventory is hedged to protect against movements in fair value due to changes in interest rates.

Revenues from fixed income sales increased to $80.1 million as compared to $46.0 million in the third quarter 2007 reflecting the effects of a steeper yield curve resulting from the Federal Reserve’s aggressive rate cuts during the first half of 2008 and the associated positive impact on the demand for fixed income products.  Revenues from other products decreased slightly to $15.9 million in comparison to the third quarter 2007.

Table 4 - Capital Markets Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30		Growth	September 30		Growth
(Dollars in thousands)	2008	2007	Rate (%)	2008	2007	Rate (%)
Noninterest income:
Fixed income	$80,104	$46,003	74.1+	$337,314	$140,574	140.0+
Other product revenue	15,850	17,719	10.5 -	12,435	95,315	87.0 -
Total capital markets noninterest income	$95,954	$63,722	50.6+	$349,749	$235,889	48.3+

Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income.  Deposit transactions and cash management fees remained stable at $45.8 million compared to $44.9 million last year.  Revenue from loan sales and securitizations decreased slightly to $3.2 million from $4.8 million in 2007.  Trust services and investment management income declined 17.8 percent or $1.7 million because of market related declines in the value of trust assets and insurance commissions were higher at $7.3 million from $6.7 million in 2007.  All other noninterest income increased by $3.5 million in the third quarter 2008 compared to third quarter 2007.   Gains related to the repurchase of debt were $18.9 million which was partially offset by a $17.5 million loss on the divestiture of certain mortgage banking operations. Also positively impacting other noninterest income in 2008 was a reduction in LOCOM adjustments as a $7.3 million charge was taken in 2007 on HELOC and second lien consumer loans.  Revenues related to deferred compensation plans decreased by $5.7 million in comparison to the third quarter 2007, which were offset by a related decrease in noninterest expense associated with these plans.

NONINTEREST EXPENSE
Total noninterest expense for the third quarter 2008 decreased 4.6 percent to $402.3 million from $421.6 million in 2007.  This includes an increase of $21.1 million related to the effect of no longer deferring origination costs on warehouse loans accounted for at elected fair value.  This amount is offset by a corresponding increase in mortgage banking noninterest income.   Additionally, results for the third quarter 2008 include $15.7 million of charges associated with implementation of restructuring, repositioning and efficiency initiatives compared to $32.8 million in 2007. See discussion of the restructuring, repositioning and efficiency initiatives below for further details.

Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased to $215.5 million from $236.7 million in 2007 as the impact of headcount reductions more than offset the effects of no longer deferring compensation directly attributable to the origination of mortgage loans accounted for at elected fair value, increased capital markets production, and severance related costs.  Efficiency initiatives also impacted a decline in occupancy expense as these expenses decreased 21.8 percent or $7.6 million as compared to third quarter 2007.  Embedded in this decline are increases related to restructuring charges of $3.9 million in 2008 and $5.1 million of restructuring charges in 2007.   Equipment rental, depreciation and maintenance expense declined by $4.9 million from last year due to the continued repositioning and right-sizing of FHN.

Other noninterest expense increased $28.3 million to $115.8 million in the third quarter 2008 reflecting an $11.0 million loss related to Visa legal settlement matters.  Loan closing cost expense increased by $5.5 million as increases related to the recognition of origination costs for loans measured at fair value were partially offset by declines in volume related to the mortgage divestiture. FDIC premiums, losses related to foreclosed property, and legal and professional fees each increased other noninterest expense by approximately $3.5 million compared to 2007.   The increases were partially offset by general declines in other expense categories due to benefits related to efficiency initiatives.

INCOME TAXES
The effective tax rate for the third quarter 2008 was 41.7 percent compared to 39.4 percent in 2007.  The effective tax rate for the third quarter 2008 is based on the pre-tax loss recorded for the quarter and favorable permanent tax benefits booked during the quarter including $7.2 million of favorable tax benefits related to affordable housing credits and increases in life insurance cash surrender values.  The effective tax rate for third quarter 2007 was based on the pre-tax loss recorded for the quarter and offsetting permanent tax benefits/costs booked during the quarter including $7.3 million of favorable tax benefits related to affordable housing credits and increases in life insurance cash surrender values and $6.6 million of unfavorable permanent tax costs related to non-deductible goodwill included in restructuring charges.  The tax rates for both quarters do not include any unfavorable accounting limitations on federal deferred tax assets related to loan loss reserves or other deferred tax items.

PROVISION FOR LOAN LOSSES / ASSET QUALITY

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at an adequate level reflecting management’s estimate of probable incurred losses in the loan portfolio.  Analytical models based on loss experience adjusted for current events, trends and economic conditions are used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance.  In response to economic conditions, in 2008 and fourth quarter 2007, FHN conducted focused portfolio management activities to identify problem credits and to ensure appropriate provisioning and reserve levels.  See Critical Accounting Policies for additional discussion of these procedures.  The provision for loan losses was $340.0 million in the third quarter 2008 as compared to $43.4 million in the third quarter 2007.  The provision for loan losses increased by $296.6 million reflecting recognition of portfolio stress due to declining economic conditions especially in the national construction lending, home equity and commercial portfolios.  The net charge-off ratio increased to 2.84 percent in the third quarter 2008 from .57 percent in the third quarter 2007 as net charge-offs grew to $154.7 million from $31.4 million, driven by problem loans primarily in the national construction portfolios.  (See Table 5 below)

While charge-offs increased due to deteriorating economic conditions, FHN’s methodology of charging down collateral dependent loans to net realizable value (NRV) also impacted charge-offs, especially in comparison to applicable reserves. Generally, classified non-accrual loans over $1 million are deemed to be impaired in accordance with Statement of Financial Accounting Standards, No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114) and are assessed for impairment measurement.  A majority of these SFAS No. 114 loans (generally commercial loans over $1 million that are not expected to pay all contractually due principal and interest) are included in the Residential CRE (Homebuilder and Condominium Construction) portfolio.  Once impairment is detected, loans are then written down to the fair value of the underlying collateral less costs to sell (net realizable value).  Fair value is based on recent appraisals of collateral.  Collateral values are monitored and further charge-offs are taken if it is determined that the collateral values have continued to decline.  Historically as problem loans had been identified, estimated probable losses were reserved for in the Allowance for Loan and Lease Losses (ALLL) and these loans were subsequently charged-off as appropriate.  Given the deterioration in the real estate markets and the growing number of loans determined to be collateral dependent under SFAS No. 114, charge-offs of these loans have been accelerated to the point when the impairments are initially detected as opposed to historical trends which reflected establishing reserves for probable inherent losses.

Also impacting increased charge-offs related to SFAS No. 114 loans are the dramatic declines in collateral values experienced due to the prevailing real estate market conditions. Therefore, charge-offs are not only higher due to the increased credit deterioration related to these loans throughout 2008, but also due to the increased rate at which loans are charged down to net realizable value because of rapidly declining collateral values.

As of September 30, 2008, the total value of SFAS No. 114 loans considered collateral dependent was $364.1 million while net charge-offs related to these loans were $63.4 million or 41.0 percent of total net charge-offs during the third quarter.  Because of the accelerated recognition of impairment of these loans, the elevated charge-offs decrease the ALLL.  Compression occurs in the ALLL to net charge-offs ratio as the ALLL is not replenished for charge-offs related to SFAS No.114 collateral dependent loans because reserves are not carried for these loans.  The one-time-close (OTC) portfolio of the winding-down National Specialty Lending Segment has experienced significant deterioration in 2008.  Generally, OTC loans are written down to appraised value if, when the loan becomes 90 days past due or is considered substandard, recently obtained appraisals indicate a decline in fair value.  Subsequent charge-downs are taken periodically thereafter.  In the third quarter 2008, net charge-offs related to OTC loans were $41.5 million, approximately 26.8 percent of total net charge-offs.

Table 5 - Net Charge-off Ratios *

	Three Months Ended
	September 30
	2008	2007
Total commercial	2.88%	.55%
Retail real estate	2.72	.50
Other retail	6.42	3.59
Credit card receivables	4.70	3.01
Total net charge-offs	2.84	.57
*Ratio is annualized net charge-offs to average total loans, net of unearned income.
Table 8 provides information on the relative size of each loan portfolio.

As included in Table 6, non-performing loans in the loan portfolio were $890.9 million on September 30, 2008, compared to $189.8 million on September 30, 2007. The ratio of nonperforming loans in the loan portfolio to total loans was 4.12 percent on September 30, 2008, and .86 percent on September 30, 2007. The increase in nonperforming loans is primarily attributable to deterioration in the OTC and homebuilder/condominium construction portfolios, due primarily to the slowdown in the housing market.  Nonperforming OTC loans (See Table 7) increased to $347.9 million as of September 30, 2008 from $69.3 million as of September 30, 2007.  Nonperforming homebuilder/condominium construction loans increased to $349.9 million on September 30, 2008 from $86.9 million on September 30, 2007.

Nonperforming assets were $1.0 billion on September 30, 2008, compared to $268.4 million on September 30, 2007.  The nonperforming assets ratio was 4.63 percent on September 30, 2008 and 1.13 percent last year.  In addition to the increase in nonperforming loans, foreclosed assets increased to $115.5 million in the third quarter 2008 compared to $60.0 million last year which was primarily attributable to deterioration in the national construction portfolios and permanent mortgages.  Foreclosed assets are recognized at net realizable value, including estimated costs of disposal at foreclosure. The nonperforming asset ratio is expected to remain under pressure throughout the current economic downturn.

The ALLL to non-performing loans in the loan portfolio (“NPL ratio”) decreased to .85 times in the third quarter 2008 compared to 1.25 times in the third quarter of 2007.  While non-performing loans increased from the same period last year, a portion of these loans does not carry reserves.  The SFAS No. 114 loans mentioned above that are charged down to NRV represent 40.9 percent of non-performing loans in the loan portfolio as of September 30, 2008.  This approach compresses the ALLL to non-performing loans ratio because collateral dependent SFAS No. 114 loans are included in non-performing loans, but reserves for these loans are not carried in the ALLL.  Residential CRE (Homebuilder and Condominium Construction) loans were $285.5 million or 70.6 percent of all SFAS No. 114 loans while the remainder is included in the C&I and Income CRE (Income-producing Commercial Real Estate) portfolios.  Additionally, OTC loans that are 90 days past due are generally charged down to current appraised value (and over time, to less than current appraised value) and are included in non-performing loans.  As of September 30, 2008, OTC loans accounted for 39.1 percent of non-performing loans.  The ALLL related to OTC loans was $242.3 million which provides a coverage ratio of 20.16 percent for inherent losses in the portfolio. Because of the methodologies described above, the ALLL to NPL ratio is negatively impacted.  Non-performing loans for which reserves are actually carried were approximately $375.7 million as of September 30, 2008.

Table 6 - Asset Quality Information

	Three Months Ended September 30
(Dollars in thousands)	2008		2007
Allowance for loan losses:
Beginning balance on June 30	$575,149		$229,919
Provision for loan losses	340,000		43,352
Divestitures/acquisitions/transfers	-		(5,276)
Charge-offs	(160,200)		(35,858)
Recoveries	5,507		4,474
Ending balance on September 30	$760,456		$236,611
Reserve for off-balance sheet commitments	19,109		9,002
Total allowance for loan losses and reserve for off-balance sheet commitments	$779,565		$245,613

	September 30
	2008		2007
Regional Banking:
Nonperforming loans	$133,138		$37,102
Foreclosed real estate	32,078		27,214
Total Regional Banking	165,216		64,316
Capital Markets:
Nonperforming loans	27,284		10,051
Foreclosed real estate	600		810
Total Capital Markets	27,884		10,861
National Specialty Lending:
Nonperforming loans	718,624		142,645
Foreclosed real estate	57,251		18,030
Total National Specialty Lending	775,875		160,675
Mortgage Banking:
Nonperforming loans - held for sale (a)	20,930		18,508
Foreclosed real estate	25,589		13,992
Total Mortgage Banking	46,519		32,500
Total nonperforming assets	$1,015,494		$268,352

Total loans, net of unearned income	$21,601,898		$21,973,004
Insured loans	(652,051)		(928,238)
Loans excluding insured loans	$20,949,847		$21,044,766
Foreclosed real estate from GNMA loans	35,943		$15,610
Potential problem assets (b)	1,023,065		171,426
Loans 30 to 89 days past due	423,593		179,014
Loans 30 to 89 days past due - guaranteed portion (c)	67		157
Loans 90 days past due	65,233		42,515
Loans 90 days past due - guaranteed portion (c)	232		179
Loans held for sale 30 to 89 days past due	45,959		38,233
Loans held for sale 30 to 89 days past due - guaranteed portion (c)	45,959		31,804
Loans held for sale 90 days past due	54,354		164,145
Loans held for sale 90 days past due - guaranteed portion (c)	50,187		158,601
Off-balance sheet commitments (d)	$6,746,309		$7,106,326
Allowance to total loans	3.52%		1.08%
Allowance to loans excluding insured loans	3.63		1.12
Nonperforming assets to loans and foreclosed real estate (e)	4.63		1.13
Allowance to nonperforming loans in the loan portfolio	.85	x	1.25	x
Allowance to annualized net charge-offs	1.23	x	1.88	x
Certain previously reported amounts have been reclassified to agree with current presentation.
(a) 3Q 2008 includes $11,829 of loans held-to-maturity.
(b) Includes 90 days past due loans.
(c) Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.
(d) Amount of off-balance sheet commitments for which a reserve has been provided.
(e) Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

Table 7 - Asset Quality by Portfolio

	Three Months Ended September 30
	2008		2007
Key Portfolio Details
Commercial (C&I & Other)
Period-end loans ($ millions)	$7,618		$7,189
30+ Delinq. %	1.15%		.41%
NPL %	1.05		.33
Charge-offs % (qtr. annualized)	1.64		.57
Allowance / Loans %	2.29%		*
Allowance / Charge-offs	1.41	x	*

Income CRE (Income-producing Commercial Real Estate)
Period-end loans ($ millions)	$2,038		$1,970
30+ Delinq. %	3.47%		.86%
NPL %	3.72		.06
Charge-offs % (qtr. annualized)	.24		.12
Allowance / Loans %	3.73%		*
Allowance / Charge-offs	15.48	x	*

Residential CRE (Homebuilder and Condominium Construction)
Period-end loans ($ millions)	$1,480		$2,211
30+ Delinq. %	5.73%		1.25%
NPL %	23.64		3.93
Charge-offs % (qtr. annualized)	11.95		.51
Allowance / Loans %	7.55%		*
Allowance / Charge-offs	.58	x	*

Consumer Real Estate (Home Equity Installment and HELOC)
Period-end loans ($ millions)	$7,830		$7,648
30+ Delinq. %	1.49%		1.25%
NPL %	.07		.09
Charge-offs % (qtr. annualized)	1.41		.37
Allowance / Loans %	1.58%		*
Allowance / Charge-offs	1.12	x	*

OTC (Consumer Residential Construction Loans)
Period-end loans ($ millions)	$1,202		$2,160
30+ Delinq. %	4.92%		1.91%
NPL %	28.94		3.21
Charge-offs % (qtr. annualized)	12.29		1.16
Allowance / Loans %	20.16%		*
Allowance / Charge-offs	1.46	x	*

Permanent Mortgage
Period-end loans ($ millions)	$1,080		$459
30+ Delinq. %	7.38%		1.29%
NPL %	2.94		-
Charge-offs % (qtr. annualized)	.22		.47
Allowance / Loans %	1.17%		*
Allowance / Charge-offs	5.48	x	*

Credit Card and Other
Period-end loans ($ millions)	$354		$336
30+ Delinq. %	2.08%		2.19%
NPL %	-		-
Charge-offs % (qtr. annualized)	5.30%		2.05%
Allowance / Loans %	5.52%		*
Allowance / Charge-offs	1.06	x	*
* Prior period information by loan portfolio is unavailable.

Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard.  In total, potential problem assets were $1.0 billion on September 30, 2008, up from $171.4 million on September 30, 2007.  The significant increase in potential problem assets reflects downward grade migration in the commercial and OTC portfolios between the third quarter 2007 and throughout 2008.  Also, loans 30 to 89 days past due increased to $423.6 million on September 30, 2008, up from $179.0 million on September 30, 2007.  This increase was primarily driven by the slowdown in the housing markets and its impact on national construction portfolios. The current expectation of losses from both potential problem assets and loans 30 to 89 days past due has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Asset quality is expected to remain stressed in future quarters due to the expectation that the housing industry and broader economic conditions may continue to deteriorate. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of this MD&A discussion.

STATEMENT OF CONDITION REVIEW

EARNING ASSETS

Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets.  During the third quarter 2008, average earning assets decreased 10.4 percent and averaged $29.6 billion compared to $33.0 billion in the third quarter 2007 as all earning asset groups showed declines reflecting continued focus on reducing balance sheet risk.

LOANS

Average total loans decreased slightly to $21.8 billion for the third quarter 2008 compared to $22.2 billion in the third quarter 2007.  This reflects the net effect of several events affecting the loan portfolio.  Reductions in loans occurred from the sale of the First Horizon Bank branches and elevated charge off levels in the latter half of 2007 and through the third quarter of 2008.   Further, originations in the national construction lending and national home equity portfolios were discontinued in the first quarter 2008 which resulted in additional declines as compared to the third quarter 2007 as existing balances pay down or charge off.  Offsetting these impacts were increases in the loan portfolio as certain consumer loans, certain permanent mortgages, and certain trust preferred loans were included in the portfolio in the third quarter 2008 compared to these loans being considered as loans held for sale in the third quarter 2007.

Average loans represented 73.6 percent of average earning assets in the third quarter 2008 and 67.2 percent in 2007.  Total commercial loans were flat at $11.2 billion compared to the third quarter 2007.  Commercial, financial and industrial loans increased to $7.5 billion in comparison to $7.1 billion in the third quarter 2007 as approximately $380 million of small issuer trust preferred loans were moved to the portfolio in the second quarter 2008.  Commercial Real Estate increased by 9.9 percent from 2007 mainly due to growth in income property lending in the first half of 2008.  Commercial construction loans decreased 24.8 percent or $712.5 million since the third quarter 2007, primarily due to the effects of the wind-down for national homebuilder lending announced in first quarter 2008 as well as elevated charge-offs recognized in fourth quarter 2007 through the third quarter of 2008 in this portfolio.  FHN did not have any concentrations of 10 percent or more of total loans in any single industry.

Total retail loans decreased 3.0 percent or $328.1 million despite an increase in residential real estate of $564.9 million as approximately $330 million of first lien and OTC converted permanent mortgages were moved to the portfolio in the second quarter 2008.  Approximately $90 million of additional OTC loans were moved to the portfolio in the third quarter 2008.   Real estate construction loans declined by 37.1 percent to $1.4 billion from $2.1 billion reflecting a decline in OTC loans that was primarily due to the curtailment of National Construction lending and increased charge-offs in late 2007 through the third quarter 2008.  Additional loan information is provided in Table 8 – Average Loans.

Table 8 - Average Loans

	Three Months Ended
	September 30
		Percent	Growth		Percent
(Dollars in millions)	2008	of Total	Rate	2007	of Total
Commercial:
Commercial, financial and industrial	$7,530.7	35%	7%	$7,061.1	32%
Real estate commercial (a)	1,497.8	6	9.9	1,363.4	6
Real estate construction (b)	2,162.8	10	(24.8)	2,875.3	13
Total commercial	11,191.3	51	(1.0)	11,299.8	51
Retail:
Real estate residential (c)	8,166.3	38	7.4	7,601.4	34
Real estate construction (d)	1,350.1	6	(37.1)	2,144.9	10
Other retail	138.8	1	(7.3)	149.7	1
Credit card receivables	193.5	1	(0.5)	194.4	1
Real estate loans pledged
against other collateralized borrowings (e)	721.8	3	(10.7)	808.2	3
Total retail	10,570.5	49	(3.0)	10,898.6	49
Total loans, net of unearned	$21,761.8	100%	(2.0)%	$22,198.4	100%
(a) Includes nonconstruction income property loans
(b) Includes homebuilder, condominium, and income property construction loans
(c) Includes home equity loans and lines of credit (average for third quarter 2008 and 2007 - $3.8 billion and $3.7 billion, respectively)
(d) Includes one-time close product
(e) Includes on-balance sheet securitizations of home equity loans

Total loans are expected to continue to decline throughout 2008 as held-to-maturity originations of the national home equity, OTC and homebuilder lending products have been discontinued and overall loan demand is expected to be soft given the economic environment.

LOANS HELD FOR SALE / LOANS HELD FOR SALE – DIVESTITURE
Loans held for sale consist of first-lien mortgage loans (warehouse), HELOC, second-lien mortgages, and student loans. Small issuer trust preferred loans were included in average loans held for sale in periods prior to third quarter 2008.  The mortgage warehouse accounts for the majority of loans held for sale, although significantly less than in prior quarters due to the sale of national origination offices.  Average loans held for sale decreased by 50.8 percent to $2.0 billion in the third quarter 2008 from $4.0 billion in 2007.  This change reflects decreases in the warehouse as certain product types were curtailed in first quarter 2008 and because of the sale of the national origination operations in the third quarter 2008 as the remaining mortgage warehouse is delivered into the secondary market.  Further impacting the decline in average loans held for sale was the reclassification of approximately $330 million of permanent mortgage loans and $380 million of smaller issuer trust preferred loans in the second quarter of 2008.  In the third quarter 2008, FHN continued to fund loan originations and maintain a stable liquidity position through loan sales, principally of conforming first lien mortgages.

TRADING ASSETS AND SECURITIES HELD FOR SALE
Average trading assets decreased by 27.0 percent or $634.0 million from the third quarter 2007.  This decline was primarily attributable to inventory management initiatives at Capital Markets and the sale of mortgage trading assets related to servicing sold during late 2007 and throughout 2008.

Average securities held for sale declined by 11.0 percent or $354.0 million from $3.3 billion in the third quarter 2007. The decline was primarily in the U.S. Treasury and U.S. government-backed agency debt securities portfolios.  The decrease was mainly because investment securities matured and funds were used for other purposes rather than being reinvested in the securities portfolio.   Investment securities represented 9.7 percent of total earning assets as of September 30, 2008.

DEPOSITS / OTHER SOURCES OF FUNDS

Core deposits declined to $12.2 billion in the third quarter 2008 compared to $13.3 billion in 2007 primarily reflecting decreases related to First Horizon Bank branch divestitures, custodial deposits included in the divestiture of mortgage banking operations to MetLife, and increased deposit competition.  Short-term purchased funds averaged $11.2 billion for the third quarter 2008, down 18.1 percent or $2.5 billion from $13.7 billion in the third quarter 2007.  During the latter half of 2007 and through the third quarter of 2008, FHN shifted wholesale borrowings from short-term certificates of deposit (CD) to less credit sensitive sources, including Federal Home Loan Bank advances and the Federal Reserve’s Term Auction Facility.  In the third quarter 2008, short-term purchased funds accounted for 38.2 percent of FHN’s total funding down from 40.8 percent in third quarter 2007.  Total funding is comprised of core deposits, purchased funds (including federal funds purchased, securities sold under agreements to repurchase, trading liabilities, certificates of deposit greater than $100,000, and short-term borrowings) and long-term debt.  Long-term debt includes senior and subordinated borrowings, advances with original maturities greater than one year and other collateralized borrowings.  Long-term debt averaged $6.0 billion in the third quarter 2008 compared to $6.6 billion in the third quarter 2007.

Financial Summary (Comparison of first nine months of 2008 to first nine months of 2007)

FHN recorded a net loss of $136.3 million or $.80 per diluted share for the nine months ended September 30, 2008.  Net income was $78.5 million or $.60 per diluted share for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, return on average shareholder’s equity and return on average assets were (7.35) percent and (.51) percent, respectively.  Return on average shareholder’s equity and return on average assets were 4.27 percent and .27 percent for the nine months ended September 30, 2007.

For the first nine months of 2008, total revenues increased to $1.8 billion; an increase of 24.4 percent compared to $1.5 billion for the nine months ended 2007.  Noninterest income for the first nine months of 2008 increased to $1.2 billion from $766.9 million in 2007.  Provision increased by $683.8 million to $800.0 million in 2008 as compared to $116.2 million in 2007.

Mortgage Banking fee income was $437.9 million for the nine months ended September 30, 2008 as compared to $183.4 million for the nine months ended September 30, 2007 as 2008 included $142.6 million of favorable impact related to the adoption of the new accounting standards, including the prospective election of fair value accounting for mortgage warehouse loans.

During this period, origination income increased to $238.0 million for the nine months ended September 30, 2008, an increase from $113.4 million as 2008 was net favorably impacted by $142.6 million related to the adoption of new accounting standards.  Gain on sale margins were flat between the nine month periods as credit market disruptions impacted both periods, and loan sales and originations decreased in 2008.  Servicing income increased as positive impacts from hedging results and less significant decreases in MSR due to run-off in 2008 more than offset declines in servicing fees due to servicing sales occurring in fourth quarter 2007 and throughout 2008.

Capital Markets noninterest income increased by 48.3 percent to $349.7 million for the first nine months of 2008 from $235.9 million a year ago due to increased demand for fixed income securities resulting from a steeper yield curve in 2008.  The increased fixed income production more than offset a total decline in other revenue of $82.9 million, which was primarily driven by $38.7 million of structured finance revenue in 2007 and a $36.2 million LOCOM adjustment in the first quarter of 2008.

Noninterest income was also impacted in the first nine months of 2008 by net securities gains of $64.7 million.  Securities gains were primarily impacted by $65.9 million of gains related to Visa Inc.’s initial public offering compared to less significant net gains of $9.3 million related to repositioning of investment portfolio early in 2007.

Increases in noninterest income were partially offset by declines in asset securitization gains and divestiture losses.  Loan sale and securitization income decreased from $24.1 million for the nine months ended September 30, 2007 to a loss of $7.8 million in 2008.  Gain on second-lien and HELOC loan sales for the nine months ended 2007 were $24.4 million while no sales were executed in the first nine months of 2008.  Declines in residual values on prior securitizations of $7.2 million also negatively impacted loan sale and securitization income in 2008.  Also negatively impacting noninterest income in 2008 were divestiture losses of $18.9 million, $17.5 million related to the divestiture of certain mortgage banking operations and $1.4 million related to First Horizon Bank branch sales.  Other noninterest income increased $11.4 million as declines of $19.8 million of deferred compensation income were offset by gains of $31.5 million on repurchases of debt.  The decline related to deferred compensation income is partially offset by a corresponding decline in personnel expense.

Provision for loan losses increased by $683.8 million for the nine months ended September 30, 2008, up from $116.2 million from the first nine months of 2007 as the portfolio experienced deterioration due to depressed real estate values and challenging economic conditions.

Noninterest expense increased slightly to $1.3 billion for the nine months ended September 30, 2008 compared to the same period in 2007 despite the negative impact of $121.8 million related to the first quarter 2008 adoption of new accounting standards.  For the nine months ended September 30 2008, personnel expense was $780.0 million compared to $741.2 million in 2007 as increases in capital markets production, severance and retention costs related to restructuring, repositioning and efficiency initiatives and accelerated recognition of origination costs related to the prospective fair value election on substantially all of the mortgage warehouse loans more than offset declines in expense related to deferred compensation and headcount reductions.  In 2008, the impact of restructuring costs on personnel expense was $23.8 million compared to $17.3 million in 2007.

Offsetting increases in personnel costs were decreases in occupancy, equipment rentals, and asset impairments.  Occupancy decreased by $11.1 million from $97.0 million in 2007.  The decrease is due to branch and office closures related to restructuring and efficiency efforts.  Restructuring charges impacted occupancy by $8.3 million in 2008 compared to $8.8 million in 2007 as costs were incurred to terminate leases and for premises closings.  Equipment rentals, depreciation and maintenance expense declined by $11.1 million or 19.5 percent from 2007 primarily driven by results of restructuring and efficiency initiatives.  Restructuring charges impacted this category by $4.3 million in 2008 compared to $6.1 million in 2007 as costs were incurred to write-down equipment.  A goodwill impairment of $13.0 million related to First Horizon Bank branch divestitures impacted 2007 noninterest expense.

Other noninterest expense increased by 7.0 percent or $19.6 million for the nine months ended September 30, 2008 compared to September 30, 2007 due to the effect of several factors.  The first nine months of 2008 were negatively impacted by $19.0 million related to the contingent liability for certain Visa legal matters.  Additionally, other noninterest expense was negatively impacted in 2008 by the recognition of origination costs for loans recognized at fair value that were previously deferred, increased expenses related to foreclosed property, and an increase in FDIC premiums.  Partially offsetting the increases in other noninterest expense was a decline in restructuring charges from $19.3 million in 2007 to $13.1 million in 2008.  The first nine months of 2007 were negatively impacted by an $8.4 million legal settlement.

Income taxes for the nine months ended September 30, 2008 were positively impacted by state tax settlements while 2007 was positively impacted by a $7.5 million tax benefit due to legal consolidation of the mortgage company into the bank.

BUSINESS LINE REVIEW

Regional Banking
Total revenues for the nine-month period were $630.9 million a decrease of 8.0 percent from $685.4 million in 2007.  Net interest income decreased 12.1 percent or $50.2 million.  Noninterest income declined slightly to $267.5 million from $271.9 million in 2007.  An increase in deposit transactions and cash management fees of $7.1 million was more than offset by decreases in trust fees, insurance commissions, annuity income and other miscellaneous revenues as compared to same period in 2007.  Provision for loan losses increased to $222.9 million in 2008 compared to $46.8 million in 2007.  The increase was primarily due to deterioration in the home equity and commercial lending portfolios. Noninterest expense decreased to $459.4 million in 2008 compared to $471.5 million in 2007.  The decline was primarily in personnel expense as benefits from efficiency initiatives were realized.

Capital Markets
Total revenues for 2008 increased to $414.3 million compared to $287.3 million for the first nine months of 2007.  Net interest income was $57.1 million in 2008, an increase of 48.2 percent from 2007.  The increase in net interest income is primarily due to a steeper yield curve in 2008 and increases in average trust preferred loan balances.

Fixed income revenue increased $196.7 million from 2007 to $337.3 million in 2008 as production increased due to the Federal Reserve rate cuts in the first half of 2008 creating a steeper yield curve that increased demand for fixed income products. Other revenue declined $88.4 million primarily related to disruptions in the pooled trust preferred product in which no transactions were conducted in 2008 and a related LOCOM adjustment of $36.2 million was recognized in the first quarter of 2008.  Provision for loan losses was $72.0 million in 2008 compared to $6.9 million in 2007 reflecting deterioration in correspondent banking loans related to stress in the financial system.  Noninterest expense was $304.0 million, an increase of $62.9 million from $241.0 million in 2007. The increase is primarily driven by increased personnel costs on higher production in 2008.

National Specialty Lending
Total revenues for the nine months ended September 30, 2008 were $143.5 million compared to $210.8 million in 2007.  Net interest income was $153.2 million in 2008 compared to $185.2 million in 2007.  The decline in net interest income is primarily due to increases in nonaccrual loans.  Provision for loan losses increased to $498.0 million in 2008 compared to $55.0 million in 2007 reflecting the deterioration in the winding-down national construction and national consumer lending portfolios.

Noninterest income was $(9.7) million for 2008 compared to $25.6 million in 2007.  The decrease in noninterest income was partially due to declines in residual values from prior securitizations and increased costs related to estimated repurchase activity in 2008. Additionally, gains of approximately $23.6 million were recognized in 2007 related to loan sales which were not present in 2008.  Noninterest expense declined to $75.3 million in 2008 compared to $107.0 million in 2007.  The decline is related to the wind-down of this business segment initiated in the first quarter 2008.

Mortgage Banking
Total revenues for the nine months ended September 30, 2008 were $558.7 million compared to $269.7 million in 2007.  Net interest income was $84.4 million, an increase of 11.2 percent from 2007 consistent with the increase in the warehouse spread over 2007.  Noninterest income was $474.3 million in 2008 compared to $193.8 million in 2007.  Provision for loan losses was $7.1 million in 2008 compared to $(.1) million in 2007 reflecting deterioration of permanent mortgages in the portfolio.

Origination income was $238.0 million for the nine months ended September 30, 2008, an increase of $124.6 million compared to the same period in 2007. Origination income was favorably impacted by $142.6 million related to the adoption of new accounting standards.  Gain on sale margins were flat between the nine month periods as credit market disruptions impacted both periods, and loan sales and originations decreased in 2008.  Servicing income increased by $143.4 million to $192.6 million in 2008 as positive hedging results and lower changes in MSR due to run-off more than offset declines in servicing fees related to a decrease in the size of the servicing portfolio due to sales of servicing rights.

Noninterest expense for 2008 was $385.6 million compared to $329.0 million for the nine months ended September 30, 2007. General declines in noninterest expense due to the divestiture of certain mortgage banking operations and efficiency initiatives were more than offset by several factors.  Noninterest expense was negatively impacted by the recognition of $121.8 million of origination costs previously deferred due to adoption of fair value accounting for substantially all of the mortgage warehouse loans.  These increased costs were offset in noninterest income by a corresponding increase in gain on sale.  Unfavorable impacts on noninterest expense were also due to increased foreclosure and contract employment/outsourcing costs while legal settlement costs negatively impacted 2007 noninterest expense by $8.4 million.

Corporate
Total revenues for the nine months ended September 30, 2008 were $96.1 million compared to $28.3 million in 2007. Net interest income for 2008 was $32.1 million, a $30.6 million increase over 2007. The increase in net interest income was impacted by a reduced need for funding due to net proceeds from the common stock issuance in the second quarter of 2008.

Noninterest income was $64.0 million in 2008 compared to $26.9 million in 2007.  Noninterest income increases were primarily driven by $65.9 million of securities gains related to Visa Inc.’s initial public offering in 2008 compared to $9.3 million of net securities gains in 2007 related to repositioning of the investment portfolio.  Also influencing the increase were $31.5 million of gains on debt repurchases in 2008. Offsetting these increases in 2008 were restructuring charges of $12.7 million of transaction costs related to mortgage servicing sales, $18.9 million of losses related to the mortgage banking and First Horizon Bank branch divestitures, and a decrease of $19.7 million of deferred compensation income.

Noninterest expense declined to $82.0 million in 2008 compared to $133.4 million in 2007.  Restructuring, repositioning and efficiency charges declined from $64.5 million in 2007 to $49.6 million in 2008.  Personnel expense declined by $21.2 million primarily reflecting a decrease of $26.1 million related to deferred compensation expense which was offset by a $6.6 million increase in restructuring related charges from a year ago.  Restructuring charges in other noninterest expense in 2008 were $13.1 million compared to $32.3 million in 2007.  Included in 2007 restructuring charges was a goodwill impairment of $13.0 million related to First Horizon Bank branch divestitures.   A net decrease of $19.0 million in the contingent liability for certain Visa legal matters was offset by an $11.1 million increase in legal and professional fees and an $8.3 million increase in FDIC premiums.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

In the second quarter 2008, FHN completed a public offering of 69 million shares of common stock, which generated net proceeds of $659.8 million after consideration of underwriters’ discounts, commissions and offering costs.  FHN then contributed $610.0 million of the proceeds from the offering to First Tennessee Bank, N.A. in the form of equity capital.  To conserve FHN’s capital, the quarterly cash dividend was replaced with a quarterly stock dividend at a rate to be determined quarterly.  See Note 15 – Other Events for a discussion of the stock dividend approved in October 2008.  FHN currently intends to pay dividends in shares of common stock for the foreseeable future.

Average shareholders’ equity increased by 12.0 percent in third quarter 2008 to $2.7 billion from $2.4 billion in 2007.  The common stock issuance from the second quarter 2008 positively impacted average equity for the third quarter 2008 which was partially offset by net losses for the period.  Period-end shareholders’ equity was $2.6 billion on September 30, 2008, up 6.4 percent from the prior year.  The increase is primarily due to the common stock issuance in the second quarter of 2008.  FHN’s board has authorized share repurchases from time to time.  FHN will evaluate the level of capital and take action designed to generate or use capital as appropriate, for the interests of the shareholders.   At the present time, consistent with the board’s determination to pay the quarterly dividend in shares, FHN intends to repurchase shares only in connection with employee stock programs to accommodate tax withholding and other similar needs.

In October 2008, FHN received preliminary approval from the U.S. Treasury Department to participate in its Capital Purchase Program (CPP), a voluntary initiative assisting U.S. financial institutions in building capital to support Treasury's plan to aid the economy by increasing financing to businesses and consumers. Participation is subject to standard terms and conditions. See Note 15 – Other Items for a detailed discussion of this event.

Table 9 - Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs
2008
July 1 to July 31	3	$7.40	3	36,308
August 1 to August 31	*	NA	*	36,308
September 1 to September 30	2	11.73	2	36,306
Total	5	$9.20	5
* Amount is less than 500 shares
Compensation Plan Programs:
-
A consolidated compensation plan share purchase program was announced on August 6, 2004.  This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total number originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares.  On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares.  The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023.  Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date.  On September 30, 2008, the maximum number of shares that may be purchased under the program was 28.8 million shares.

Other Programs:
-
On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010.  Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity and prudent capital management.  The new authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated.  On September 30, 2008, the maximum number of shares that may be purchased under the program was 7.5 million shares.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries.  Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.  The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized.  For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively.  As of September 30, 2008 and 2007, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7 – Regulatory Capital.

RISK MANAGEMENT

FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns.  The Enterprise-wide Risk/Return Management Committee oversees risk management governance.  Committee membership includes the CEO and other executive officers of FHN.  The Executive Vice President (EVP) of Risk Management oversees reporting for the committee.  Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes.  The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Credit Risk Management Committee, Asset/Liability Committee (ALCO), Capital Management Committee, Compliance Risk Committee, Operational Risk Committee, and the Executive Program Governance Forum.  The Chief Credit Officer, EVP Funds Management and Corporate Treasurer, Chief Financial Officer, SVP Corporate Compliance, EVP of Risk Management, and EVP and Chief Information Officer chair these committees respectively.  Reports regarding Credit, Asset/Liability Management, Market Risk, Capital Management, Compliance, and Operational Risks are provided to the Credit Policy and Executive and/or Audit Committee of the Board and to the full Board.

Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures, and portfolio management all executed through experienced personnel.  The Internal Audit Department, Credit Risk Assurance, Credit Policy and Regulations, and Credit Portfolio Management also evaluate risk management activities.  These evaluations are reviewed with management and the Audit Committee, as appropriate.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Given the significant current uncertainties that exist within the housing and credit markets, it is anticipated that the remainder of 2008 and 2009 will continue to be challenging for FHN.  While the reduction of mortgage banking operations is expected to significantly decrease sensitivity to market pricing uncertainty, FHN will continue to be affected by market factors as it disposes of the remaining loan warehouse and attempts to reduce the remaining servicing portfolio.  In addition, current volatility and reduced liquidity in the capital markets may adversely impact market execution putting continued pressure on revenues. As difficulties in the credit markets persist, FHN will continue to adapt its liquidity management strategies. Further deterioration of general economic conditions, or the housing market alone, could result in increased credit costs depending on the length and depth of this market cycle.

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

Derivative instruments are also used to protect against the risk of loss arising from adverse changes in the fair value of capital markets’ securities inventory due to changes in interest rates. FHN does not use derivative instruments to protect against changes in fair value of loans or loans held for sale other than the mortgage pipeline, warehouse and certain small issuer trust preferred loans.

In addition to the balance sheet impacts, fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. Mortgage banking revenue, which is generated from originating, selling and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand. In general, low or declining interest rates typically lead to increased origination fees and profit from the sale of loans but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence income from originations and sales of loans while servicing-related income may rise due to lower prepayments. Prior to the sale of certain mortgage banking operations to MetLife, the earnings impact from originations and sales of loans on total earnings was more significant than servicing-related income. Given the repositioning of mortgage banking operations in third quarter 2008, the origination activity has been significantly reduced therefore limiting interest rate risk exposure.  Net interest income earned on warehouse loans held for sale and on swaps and similar derivative instruments used to protect the value of MSR increases when the yield curve steepens and decreases when the yield curve flattens or inverts. In addition, a flattening or inverted yield curve negatively impacts the demand for fixed income securities and, therefore, Capital Markets’ revenue.

LIQUIDITY MANAGEMENT

ALCO focuses on the funding of assets with liabilities of the appropriate duration, while mitigating the risk of not meeting unexpected cash needs.  The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations.  This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans.  ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments.  Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Home Loan Bank (FHLB), the Federal Reserve Banks, access to Federal Reserve Bank programs such as the Term Auction Facility (TAF) and Troubled Asset Relief Program (TARP), availability to the overnight and term Federal Funds markets, and dealer and commercial customer repurchase agreements.

Core deposits are a significant source of funding and have been a stable source of liquidity for banks.  The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law.  For the third quarter 2008 and 2007, the total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 170 percent and 161 percent, respectively.  The ratio is expected to continue to decline as the national construction loan portfolios decrease.  FHN periodically evaluates its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future.

In 2005, FTBNA established a bank note program providing additional liquidity of $5.0 billion.  This bank note program is being replaced with less credit sensitive sources of funding including secured sources such as FHLB borrowings and the Federal Reserve Term Auction Facility (TAF).  On September 30, 2008, $3.4 billion was outstanding through the bank note program with $2 billion scheduled to mature by the first half of 2009.

FHN and FTBNA have the ability to generate liquidity by incurring other debt subject to market conditions and compliance with applicable regulatory requirements from time to time.  FHN evaluates alternative sources of funding, including loan sales, securitizations, syndications, and FHLB borrowings in its management of liquidity.

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2008 and 2007.  For the nine months ended September 30, 2008, net cash used in financing activities exceeded positive cash flows from operating and investing activities.  Negative cash flows from financing activities was primarily due to a decline in deposits as FHN reduced its use of wholesale funding source in response to the credit market disruptions that started in third quarter 2007, as well as deposits transferred related to the First Horizon Bank branch and the mortgage banking divestitures.  This was offset by positive cash flows of $.7 billion provided by the common stock issuance in the second quarter 2008.  Impacting positive financing cash flows in the first nine months of 2007 was an increase in long-term borrowings of $1.2 billion.  Cash provided by operating activities was positively impacted by a decrease in loans held for sale partially offset by an increase in capital markets receivables.  Also positively impacting operating cash flows was an increase in capital markets payables.  Cash provided by investing activities was $.5 million in 2008 compared to $.2 million in 2007.

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries along with net proceeds from stock sales through employee plans, which represent the primary source of funds to pay cash dividends to shareholders and interest to debt holders.  The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions.  The parent company also has the ability to enhance its liquidity position by raising equity or incurring debt subject to market conditions and compliance with applicable regulatory requirements from time to time.  See Note 15 – Other Items for a discussion of FHN’s participation in the U.S Treasury’s CPP.

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. One effect of this regulatory calculation method is that the amount available for preferred or common dividends by FTBNA without prior regulatory approval can change substantially at the beginning of each new fiscal year compared with the last day of the year just completed. However, due to the net retained loss experienced in 2007, during 2008, FTBNA’s excess dividends in the year 2007 may be applied against retained net income for the year 2005. Applying the applicable rules, FTBNA’s total amount available for dividends was ($74.0) million at December 31, 2007 and at January 1, 2008.  Earnings (or losses) and dividends declared during 2008 will change the amount available during 2008 until December 31.  During 2009, FTBNA’s excess dividends in the year 2007 may be applied against the net retained net income for the years 2005 and 2006 so the amount available for dividends at January 1, 2009 will be the same as that available at December 31, 2008.

FTBNA obtained approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in April, July, and October 2008, and recently requested similar approval for dividends on that class of stock payable in January 2009. FTBNA has not requested approval to pay common dividends to its sole common stockholder, FHN. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether or not to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity and other needs.

On April 27, 2008, FHN’s Board of Directors determined to cease paying cash dividends following the cash dividend of 20 cents per share paid on July 1, 2008. Instead, the Board is paying a dividend in shares of common stock with a value equal to the previous 20 cents per share cash dividend rate. The first quarterly stock dividend was distributed on October 1, 2008 followed by Board approval of the stock dividend to be distributed in January 2009.  The Board currently intends to reinstate a cash dividend at an appropriate and prudent level once earnings and other conditions improve sufficiently, consistent with regulatory and other constraints. The Board anticipates that this policy will remain in effect for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS
First Horizon Home Loans, the former mortgage banking division of FHN, originated conventional conforming and federally insured single-family residential mortgage loans.  Likewise, FTN Financial Capital Assets Corporation purchases the same types of loans from customers.  Substantially all of these mortgage loans are exchanged for securities, which are issued through investors, including government-sponsored enterprises (GSE), such as Government National Mortgage Association (GNMA) for federally insured loans and Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) for conventional loans, and then sold in the secondary markets.  Each of the GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities.  Many private investors are also active in the secondary market as issuers and investors.  The risk of credit loss with regard to the principal amount of the loans sold is generally transferred to investors upon sale to the secondary market.  To the extent that transferred loans are subsequently determined not to meet the agreed upon qualifications or criteria, the purchaser has the right to return those loans to FHN.  In addition, certain mortgage loans are sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies).  After sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.

FHN’s use of government agencies as an efficient outlet for mortgage loan production was an essential source of liquidity for FHN.  During third quarter 2008, approximately $4.2 billion of conventional and federally insured mortgage loans were securitized and sold by First Horizon Home Loans through these investors.

Historically, certain of FHN's originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, have not conformed to the requirements for sale or securitization through government agencies.  FHN pooled and securitized these non-conforming loans in proprietary transactions.  After securitization and sale, these loans are not reflected on the Consolidated Condensed Statements of Condition.  These transactions, which were conducted through single-purpose business trusts, are an efficient way for FHN and other participants in the housing industry to monetize these assets.  On September 30, 2008 and 2007, the outstanding principal amount of loans in these off-balance sheet business trusts was $23.0 billion and $26.1 billion, respectively.  FHN has substantially reduced its origination of these loans in response to disruptions in the credit markets and did not execute a securitization of these loans during the third quarter 2008.  Given the historical significance of FHN's origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans was an important source of liquidity to FHN.

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

MARKET RISK MANAGEMENT

Capital markets buys and sells various types of securities for its customers.  When these securities settle on a delayed basis, they are considered forward contracts.  Securities inventory positions are generally procured for distribution to customers by the sales staff, and ALCO policies and guidelines have been established with the objective of limiting the risk in managing this inventory.

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

COMPLIANCE RISK MANAGEMENT

Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to banking activities. Management, measurement, and reporting of compliance risk are overseen by the Compliance Risk Committee, which is chaired by SVP Corporate Compliance.  Key executives from the business segments, legal, risk management, and service functions are represented on the committee. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee, and to the Audit Committee of the Board, as applicable. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.

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

FHN has policies and guidelines, and processes and management committees in place that are designed to assess and monitor credit risks.  These are subject to independent review by FHN’s Credit Risk Assurance Group, which encompasses both Credit Review and Credit Quality Control functions.  The EVP of Credit Risk Assurance is appointed by and reports to the Credit Policy & Executive Committee of the Board.  Credit Risk Assurance is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, adequacy of credit policies, and credit risk management processes.  The Asset Quality Committee has the responsibility of evaluating Management’s assessment of current asset quality for each lending product.  In addition, the Asset Quality Committee evaluates the projected changes in classified loans, non-performing assets and charge-offs.  A primary objective of this committee is to provide information about changing trends in asset quality by region and loan product, and to provide to senior management a current assessment of credit quality as part of the estimation process for determining the allowance for loan losses.  The Credit Watch Committee has the primary responsibility of enforcing proper loan risk grading, identifying credit problems and monitoring actions to rehabilitate certain credits.  Management also has a Credit Risk Management Committee that is responsible for enterprise-wide credit risk oversight and provides a forum for addressing management issues.  The committee approves and recommends credit policies, which are submitted for final approval to the Credit Policy and Executive Committee of the Board, and underwriting guidelines to manage the level and composition of credit risk in its loan portfolio and review performance relative to these policies.  In addition, the Financial Counterparty Credit Committee, composed of senior managers, assesses the credit risk of financial counterparties and sets limits for exposure based upon the credit quality of the counterparty.  FHN’s goal is to manage risk and price loan products based on risk management decisions and strategies.  Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies and prevent further credit deterioration.  It is management’s objective that both charge-offs and asset write-downs are recorded promptly, based on management’s assessments of current collateral values and the borrower’s ability to repay.

FHN has a significant concentration of loans secured by residential real estate (51 percent of total loans) primarily in three portfolios.  The retail real estate residential portfolio (38 percent of total loans) is comprised of primarily home equity lines and loans.  While this portfolio is showing increased stress related to loss severities experienced due to the downturn in the housing market and economic conditions in general, it contains loans extended to strong borrowers with high credit scores and is geographically diversified.

The OTC portfolio (6 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing.  Portfolio performance issues are more acute in certain volatile markets.

The Residential CRE portfolio (7 percent of total loans) has also been negatively impacted by the housing industry downturn as liquidity has been severely stressed.  Similar to the OTC portfolio, Residential CRE portfolio performance was driven by conditions in markets that have been significantly impacted by the downturn.

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

MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS
When FHN sold mortgage loans in the secondary market to investors, it generally retained the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower.  An amount was capitalized as MSR on the Consolidated Condensed Statements of Condition at current fair value.  The changes in fair value of MSR are included as a component of Mortgage Banking – Noninterest Income on the Consolidated Condensed Statements of Income.

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

Prepayment Speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms.  When a mortgage loan is prepaid the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized MSR.  To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, FHN utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including FHN’s own historical prepayment experience.  For purposes of model valuation, estimates are made for each product type within the MSR portfolio on a monthly basis.

Table 10 - Mortgage Banking Prepayment Assumptions

	Three Months Ended
	September 30
	2008	2007
Prepayment speeds
Actual	9.7%	13.3%
Estimated*	21.8	14.7
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

FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR.  Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business.  Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information.  On September 30, 2008 and 2007, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

The First Horizon Risk Management Committee (FHRMC) reviews the overall assessment of the estimated fair value of MSR monthly.  The FHRMC is responsible for approving the critical assumptions used by management to determine the estimated fair value of First Horizon’s MSR.  In addition, FHN’s MSR Committee reviews the initial capitalization rates for newly originated MSR, the assessment of the fair value of MSR and the source of significant changes to the MSR carrying value each quarter.

Hedging the Fair Value of MSR
FHN enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  Specifically, FHN enters into interest rate contracts (including swaps, swaptions and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR.  Substantially all capitalized MSR are hedged.  The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions.  Changes in the value of the hedges are recognized as a component of net servicing income in mortgage banking noninterest income.  Successful economic hedging will help minimize earnings volatility that may result from carrying MSR at fair value.  Subsequent to the sale of mortgage banking operations to MetLife, FHN determines the fair value of the derivatives used to hedge MSR (and excess interests as discussed below) using inputs observed in active markets for similar instruments with typical inputs including the LIBOR curve, option volatility and option skew.  Prior to the MetLife transaction, fair values of these derivatives were obtained through proprietary pricing models which are compared to market value quotes received from third party broker-dealers in the derivative markets.

In conjunction with the repositioning of its mortgage banking operations, FHN no longer retains servicing on the loans it sells.  In prior periods, FHN generally experienced increased loan origination and production in periods of low interest rates which resulted in the capitalization of new MSR associated with new production.  This provided for a “natural hedge” in the mortgage-banking business cycle.  New production and origination did not prevent FHN from recognizing losses due to reduction in carrying value of existing servicing rights as a result of prepayments; rather, the new production volume resulted in loan origination fees and the capitalization of MSR as a component of realized gains related to the sale of such loans in the secondary market, thus the natural hedge, which tended to offset a portion of the reduction in MSR carrying value during a period of low interest rates.  In a period of increased borrower prepayments, these losses could have been significantly offset by a strong replenishment rate and strong net margins on new loan originations.  To the extent that First Horizon Home Loans was unable to maintain a strong replenishment rate, or in the event that the net margin on new loan originations declined from historical experience, the value of the natural hedge might have diminished, thereby significantly impacting the results of operations in a period of increased borrower prepayments.

FHN does not specifically hedge the change in fair value of MSR attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), basis risk (meaning, the risk that changes in the benchmark interest rate may not correlate to changes in the mortgage market interest rate), discount rates, cost to service and other factors.  To the extent that these other factors result in changes to the fair value of MSR, FHN experiences volatility in current earnings due to the fact that these risks are not currently hedged.

Excess Interest (Interest-Only Strips) Fair Value – Residential Mortgage Loans
In certain cases, when FHN sold mortgage loans in the secondary market, it retained an interest in the mortgage loans sold primarily through excess interest.  These financial assets represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees and are legally separable from the base servicing rights.  Consistent with MSR, the fair value of excess interest typically rises as market interest rates increase and declines as market interest rates decrease.  Additionally, similar to MSR, the market for excess interest is limited, and the precise terms of transactions involving excess interest are not typically readily available.  Accordingly, FHN relies primarily on a discounted cash flow model to estimate the fair value of its excess interest.

Estimating the cash flow components and the resultant fair value of the excess interest requires FHN to make certain critical assumptions based upon current market and loan production data.  The primary critical assumptions used by FHN to estimate the fair value of excess interest include prepayment speeds and discount rates, as discussed above.  FHN’s excess interest is included as a component of trading securities on the Consolidated Condensed Statements of Condition, with realized and unrealized gains and losses included in current earnings as a component of mortgage banking income on the Consolidated Condensed Statements of Income.

Hedging the Fair Value of Excess Interest
FHN utilizes derivatives (including swaps, swaptions and mortgage forward sales contracts) that change in value inversely to the movement of interest rates to protect the value of its excess interest as an economic hedge.  Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of excess interest are included in current earnings in mortgage banking noninterest income as a component of servicing income.  Excess interest is included in trading securities with changes in fair value recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.

The extent to which the change in fair value of excess interest is offset by the change in fair value of the derivatives used to hedge this asset depends primarily on the hedge coverage ratio maintained by FHN.  Also, as noted above, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact FHN’s ability to effectively hedge certain components of the change in fair value of excess interest and could result in significant earnings volatility.

Principal Only and Subordinated Bond Certificates
In some instances, FHN retained interests in the loans it securitized by retaining certificated principal only strips or subordinated bonds.  Subsequent to the MetLife transaction, FHN uses observable inputs such as trades of similar instruments, yield curves, credit spreads and consensus prepayment speeds to determine the fair value of principal only strips.  Prior to the MetLife transaction, FHN used the market prices from comparable assets such as publicly traded FNMA trust principal only strips that are adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities in valuing the principal only strips.  The fair value of subordinated bonds is determined using the best available market information, which may include trades of comparable securities, independently provided spreads to other marketable securities, and published market research.  Where no market information is available, the company utilizes an internal valuation model.  As of September 30, 2008, no market information was available, and the subordinated bonds were valued using an internal model which includes assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require.  The assumptions were consistent with those embedded in the December 31, 2007 values, when there was more market information available, except that loss frequency and loss severity assumptions were worsened consistent with published industry cumulative historical loss information and published market projections of future deteriorations in real estate values.  As of September 30, 2007, the subordinated bonds were valued using trades of comparable market securities and independently provided spreads.  Both the principal only strips and the subordinated bonds are collateralized by prime or Alt-A jumbo loans which FHN originated and sold into private label securitizations, primarily in 2006 and 2007.  FHN does not utilize derivatives to hedge against changes in the fair value of these certificates.

Residual-Interest Certificates Fair Value – HELOC and Second-lien Mortgages
In certain cases, when FHN sold HELOC or second-lien mortgages in the secondary market, it retained an interest in the loans sold primarily through a residual-interest certificate.  Residual-interest certificates are financial assets which represent rights to receive earnings to the extent of excess income generated by the underlying loan collateral of certain mortgage-backed securities, which is not needed to meet contractual obligations of senior security holders. The fair value of a residual-interest certificate typically changes based on the differences between modeled prepayment speeds and credit losses and actual experience.  Additionally, similar to MSR and interest-only certificates, the market for residual-interest certificates is limited, and the precise terms of transactions involving residual-interest certificates are not typically readily available.  Accordingly, FHN relies primarily on a discounted cash flow model, which is prepared monthly, to estimate the fair value of its residual-interest certificates.

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

Sensitivity of MSR and Other Retained Interests
The sensitivity of the current fair value of all retained or purchased interests for MSR, net of offsetting fair value liabilities, to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2008, are as follows:

Table 11 - Sensitivity of the Current Fair Value of All Retained or Purchased Interest for MSR

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC
September 30, 2008
Fair value of retained interests	$770,621	$17,526	$10,345
Weighted average life (in years)	5.2	2.3	2.3

Annual prepayment rate	16.9%	34.7%	35.0%
Impact on fair value of 10% adverse change	$(31,588)	$(1,317)	$(705)
Impact on fair value of 20% adverse change	(60,398)	(2,501)	(1,345)

Annual discount rate on servicing cash flows	10.4%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(16,260)	$(436)	$(301)
Impact on fair value of 20% adverse change	(32,520)	(851)	(584)

Annual cost to service (per loan)*	$53	$50	$50
Impact on fair value of 10% adverse change	(7,549)	(365)	(290)
Impact on fair value of 20% adverse change	(15,098)	(728)	(581)

Annual earnings on escrow	3.6%	2.2%	2.1%
Impact on fair value of 10% adverse change	$(23,103)	$(308)	$(174)
Impact on fair value of 20% adverse change	(44,635)	(617)	(348)
*
The annual cost to service includes an incremental cost to service delinquent loans.  Historically, this fair value sensitivity disclosure has not included this incremental cost.  The annual cost to service first-lien mortgage loans without the incremental cost to service delinquent loans was $49 as of September 30, 2008.

The sensitivity of the current fair value of retained interests for other residuals, net of offsetting fair value liabilities, to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2008, are as follows:

Table 12 - Sensitivity of the Current Fair Value for Other Residuals

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC
September 30, 2008
Fair value of retained interests	$251,305	$14,335	$418	$12,511	$3,711	$3,713
Weighted average life (in years)	5.6	3.9	5.8	5.9	2.6	2.2

Annual prepayment rate	14.3%	23.1%	15.3%	14.3%	30.0%	28.0%
Impact on fair value of 10% adverse change	$(12,649)	$(566)	$(23)	$(519)	$(38)	$(390)
Impact on fair value of 20% adverse change	(24,290)	(1,198)	(45)	(1,020)	(72)	(731)

Annual discount rate on residual cash flows	12.3%	16.3%	12.3%	33.5%	35.0%	33.0%
Impact on fair value of 10% adverse change	$(9,556)	$(490)	$(17)	$(500)	$(142)	$(403)
Impact on fair value of 20% adverse change	(18,418)	(948)	(32)	(961)	(269)	(746)

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

PIPELINE AND WAREHOUSE
As a result of the MetLife transaction, mortgage banking origination activity will be significantly reduced in periods after third quarter 2008 as FHN focuses on origination within its regional banking footprint.  Accordingly, the following discussion of pipeline and warehouse related derivatives is primarily applicable to reporting periods occurring through the third quarter 2008.

During the period of loan origination and prior to the sale of mortgage loans in the secondary market, FHN has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”.  The mortgage pipeline consists of loan applications that have been received, but have not yet closed as loans.  Pipeline loans are either "floating" or "locked".  A floating pipeline loan is one on which an interest rate has not been locked by the borrower.  A locked pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse, or the “inventory” of mortgage loans that are awaiting sale and delivery (at quarter end an average of approximately 35 days) into the secondary market.

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

The fair value of FHN’s warehouse (first-lien mortgage loans held for sale) changes with fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, FHN enters into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.

Prior to the adoption of SFAS No. 159, to the extent that these interest rate derivatives were designated to hedge specific similar assets in the warehouse and prospective analyses indicate that high correlation is expected, the hedged loans were considered for hedge accounting under SFAS No. 133.  Anticipated correlation was determined by projecting a dollar offset relationship for each tranche based on anticipated changes in the fair value of the hedged mortgage loans and the related derivatives, in response to various interest rate shock scenarios.  Hedges were reset daily and the statistical correlation was calculated using these daily data points.  Retrospective hedge effectiveness was measured using the regression results. FHN generally maintained a coverage ratio (the ratio of expected change in the fair value of derivatives to expected change in the fair value of hedged assets) of approximately 100 percent on warehouse loans accounted for under SFAS No. 133.

Warehouse loans qualifying for SFAS No. 133 hedge accounting treatment totaled $1.6 billion on September 30, 2007.  The balance sheet impacts of the related derivatives were net liabilities of $9.5 million on September 30, 2007.   Net losses of $14.5 million representing the ineffective portion of these fair value hedges were recognized as a component of gain or loss on sale of loans for the nine months ended September 30, 2007.

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

Because interest rate lock commitments are derivatives they do not qualify for hedge accounting treatment under SFAS 133.  However, FHN economically hedges the risk of changing interest rates by entering into forward sales and futures contracts.  The extent to which FHN is able to economically hedge changes in the mortgage pipeline depends largely on the hedge coverage ratio that is maintained relative to mortgage loans in the pipeline.  The hedge coverage ratio can change significantly due to changes in market interest rates and the associated forward commitment prices for sales of mortgage loans in the secondary market.  Increases or decreases in the hedge coverage ratio can result in significant earnings volatility to FHN.

For the period ended September 30, 2008, the valuation model utilized to estimate the fair value of loan applications locked prospectively from January 1, 2008,  recognizes the full fair value of the ultimate loan adjusted for estimated fallout and estimated cost assumptions a market participant would use to convert the lock into a loan.  The fair value of interest rate lock commitments was $.3 million on September 30, 2008.  For the period ended September 30, 2007, the valuation model utilized to estimate the fair value of interest rate lock commitments assumed a zero fair value on the date of the lock with the borrower.  Subsequent to the lock date, the model calculated the change in value due solely to the change in interest rates and estimated fallout resulting in a net liability with an estimated fair value of $5.8 million on September 30, 2007.

FORECLOSURE RESERVES
As discussed above, FHN originated mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market.  Certain of the mortgage loans are sold with limited or full recourse in the event of foreclosure.  On both September 30, 2008 and 2007, the outstanding principal balance of mortgage loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.3 billion.  Additionally, on September 30, 2008 and 2007, $.7 billion and $4.9 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.  On September 30, 2008 and 2007, $83.4 million and $104.6 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.

Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (FHA) and Veterans Administration (VA).  FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold.  Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan.  Another instance of limited recourse is the VA/No bid.  In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure.

Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs, due to issues associated with underwriting activities, documentation or other concerns.

Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults.  Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained.  The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure.  In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses.  On September 30, 2008 and 2007, the foreclosure reserve was $36.7 million and $12.9 million, respectively. Table 13 provides a summary of reserves for foreclosure losses for the periods ended September 30, 2008 and 2007. The servicing portfolio has decreased from $108.4 billion on September 30, 2007, to $65.3 billion on September 30, 2008 as FHN has reduced its servicing portfolio through sales through the third quarter of 2008, while the foreclosure reserve has experienced increases primarily due to increases in both frequency and severity of projected losses.

Table 13 - Reserves for Foreclosure Losses
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2008	2007	2008	2007
Beginning balance	$38,463	$14,627	$16,160	$14,036
Provision for foreclosure losses	3,397	(881)	25,153	5,229
Transfers*	(1,834)	(235)	5,528	(372)
Charge-offs	(3,617)	(1,948)	(10,713)	(8,306)
Recoveries	317	1,330	598	2,306
Ending balance	$36,726	$12,893	$36,726	$12,893

* Primarily represents reserves established against servicing advances for which the related MSR has been legally sold.
Amounts are transferred to the foreclosure reserve when the advances are delivered to the buyer but recourse to FHN remains.

ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio.  Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio.  Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because:  changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future.  Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur.  The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans.  This critical accounting estimate applies primarily to the Regional Banking, National Specialty Lending, and Capital Markets segments.  The Credit Policy and Executive Committees of FHN’s board of directors review quarterly the level of the allowance for loan losses.

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

Given the substantial instability in the current housing market and significant deterioration experienced in the commercial, one-time-close (OTC) and home equity portfolios, FHN proactively reviews and analyzes these portfolios to more promptly identify and resolve problem loans.

For commercial loans, reserves are established using historical loss factors by grade level. Relationship managers risk rate each loan using grades that reflect both the probability of default and estimated loss severity in the event of default.  Portfolio reviews are conducted quarterly by senior credit officers to provide independent oversight of risk grading decisions for larger credits.  Loans with emerging weaknesses receive increased oversight through our “Watch List” process.  For new “Watch List” loans, senior credit management reviews risk grade appropriateness and action plans.  After initial identification, relationship managers prepare monthly updates for review and discussion by more senior business line and credit officers.  This oversight is intended to bring consistent grading and allow timely identification of loans that need to be further downgraded or placed on non-accrual status.  When a loan becomes classified, the asset generally transfers to the specialists in our Loan Rehab and Recovery group where the accounts receive more detailed monitoring; at this time, new appraisals are typically ordered for real estate collateral dependent credits.  Loans are placed on non-accrual if it becomes evident that full collection of principal and interest is at risk or if the loans become 90 days or more past due.

Generally, classified non-accrual loans over $1 million are deemed to be impaired in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan” and are assessed for impairment measurement.  For impaired assets viewed as collateral dependent, fair value estimates are obtained from a recently received and reviewed appraisal.  Appraised values are adjusted down for costs associated with asset disposal and for our estimate of any further deterioration in values since the most recent appraisal.  Upon the determination of impairment, FHN charges off the full difference between book value and our best estimate of the asset’s net realizable value. The total value of impaired loans considered collateral dependent at September 30, 2008 was $364.1 million.

For OTC real estate construction loans, reserve levels are established based on portfolio modeling and monthly portfolio reviews conducted with business line managers and credit officers.  The inherent risk in credits is examined and evaluated based on factors such as draw inactivity and borrower conditions, often recognizing problems prior to delinquency.  In addition, OTC loans that reach 90 days past due are placed on non-accrual.  A new appraisal is ordered for loans that reach 90 days past due or are classified as substandard during the monthly portfolio review.  Loans are initially written down to current appraised value.  Loans are then assessed for charge down again when they reach 180 days past due, and again when they are taken into OREO.

For home equity loans and lines, reserve levels are established through the use of several models that look at historical losses, cumulative vintage performance, and roll rates.  Loans are classified substandard at 90 days delinquent.  Our collateral position is assessed prior to the asset becoming 180 days delinquent.  If the value does not support foreclosure, balances are charged-off and other avenues of recovery are pursued.  If the value supports foreclosure, the loan is charged down to net realizable value and is placed on non-accrual status.  When collateral is taken to OREO, the asset is assessed for further write down to appraised value.

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

In the fourth quarter 2007, FHN’s quarterly review of the allowance for loan and lease losses included additional reviews of the adequacy of the allowance associated with residential real estate portfolios in light of the strongly adverse real estate market conditions that unfolded in the last half of 2007.  It was determined that loan losses were increasing due to the likelihood of default and the severity of inherent losses within the residential real estate loan portfolios.  This is primarily a result of rapid material declines in collateral values as well as certain high risk products and high risk geographic locations within the homebuilder finance and OTC portfolios.  This analysis resulted in an increased provision level of $156.6 million recognized in the fourth quarter 2007.

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

In the second quarter 2008, FHN continued to actively review its loan portfolios to identify problem assets and the associated inherent losses.  The commercial loan portfolio experienced downward grade migration, negatively impacting required reserves.  FHN also continued to charge down impaired commercial loans considered collateral dependent to estimates of fair value less costs to sell.  Additionally, enhanced analysis procedures were applied to the home equity portfolio.   Higher loss severities more than offset the lower levels of delinquencies experienced in this portfolio.  These procedures resulted in FHN recognizing $220.0 million of provision in the quarter.

In third quarter 2008, FHN maintained an aggressive approach to loan portfolio remediation efforts especially in the winding-down national construction lending portfolios, consistent loss recognition practices for impaired loans considered collateral dependent and ensured adequate reserves that reflect current observable inherent losses in the loan portfolio.  The commercial loan portfolio continued to experience downward grade migration driven primarily by homebuilder finance and condominium construction loans and C&I sub-segments impact by residential housing, including financial institutions.  During the quarter, FHN undertook an intensive review of exposures to financial institutions which resulted in significant downward grade migration and resultant reserve increase.  Further, reviews of the mature, winding-down OTC portfolio resulted in increased provisioning in the third quarter 2008.  Procedures applied by FHN resulted in recognition of $340.0 million of provision in the quarter.

GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually.  As of October 1, 2007, FHN engaged an independent valuation firm to compute the fair value estimates of each reporting unit as part of its annual impairment assessment.  The independent valuation utilized three separate valuation methodologies and applied a weighted average to each methodology in order to determine fair value for each reporting unit.  The valuation as of October 1, 2007, indicated goodwill impairment for the Mortgage Banking segment.   Based on further analysis and events subsequent to the measurement date of October 1, 2007, no additional goodwill impairment was indicated as of December 31, 2007, March 31, 2008, June 30, 2008 or September 30, 2008.

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

OTHER ITEMS

FAIR VALUE MEASUREMENTS

As a financial services institution, fair value measurements are applied to a significant portion of FHN’s Consolidated Condensed Statement of Condition.  A summary of line items significantly affected by fair value measurements, a brief description of current accounting practices and a description of current valuation methodologies are presented in Table 14 below.  As of September 30, 2008, the total amount of assets and liabilities measured at fair value using significant unobservable inputs was 28.0 percent and 16.8 percent, respectively, in relation to the total amount of assets and liabilities measured at fair value.  See Note 14 – Fair Values of Assets and Liabilities – for additional information.

Table 14 - Application of Fair Value Measurements

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

	Deferred compensation assets are measured at fair value with changes in fair value recognized in current earnings.	Valuations of applicable deferred compensation assets are based on quoted prices in active markets.

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

In the second quarter 2008, FHN designated its trust preferred warehouse as held to maturity.  In conjunction with the transfer of these loans to held to maturity status, FHN performed a lower of cost or market analysis on the date of transfer.  This analysis was based on the pricing of market transactions involving securities similar to those held in the trust preferred warehouse with consideration given, as applicable, to any differences in characteristics of the market transactions, including  issuer credit quality, call features and term.  As a result of the lower of cost or market analysis, FHN determined that its existing valuation of the trust preferred warehouse was appropriate.

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

FHN also recognized a lower of cost or market reduction in value of $8.3 million relating to mortgage warehouse loans during the second quarter of 2008.  Approximately $7.1 million is attributable to increased repurchases and delinquencies or aging of warehouse loans; the remaining reduction in value is attributable to lower investor prices, due primarily to credit spread widening.  The market values for these loans are estimated using historical sales prices for these type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions are based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.

FHN also recognized a lower of cost or market reduction in value of $1.3 million relating to mortgage warehouse loans during third quarter of 2008.  This was primarily attributable to increased repurchases and delinquencies of warehouse loans with some reduction in value attributable to lower investor prices, due primarily to credit spread widening.  The market values for these loans were estimated using historical sales prices for similar type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices.  These assumptions were based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.

ACCOUNTING CHANGES

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1).  FSP FAS 133-1 requires sellers of credit derivatives and similar guarantee contracts to make disclosures regarding the nature, term, fair value, potential losses and recourse provisions for those contracts.  FSP FAS 133-1 is effective for reporting periods ending after November 15, 2008.  Since FHN is not a seller of credit derivatives or similar financial guarantees, the effect of adopting FSP FAS 133-1 will not be material to FHN.

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

In February 2008, FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3), was issued.  FSP FAS 140-3 permits a transferor and transferee to separately account for an initial transfer of a financial asset and a related repurchase financing that are entered into contemporaneously with, or in contemplation of, one another if certain specified conditions are met at the inception of the transaction.  FSP FAS 140-3 requires that the two transactions have a valid and distinct business or economic purpose for being entered into separately and that the repurchase financing not result in the initial transferor regaining control over the previously transferred financial asset.  FSP FAS 140-3 is effective prospectively for initial transfers executed in reporting periods beginning on or after November 15, 2008.   The effect of adopting FSP FAS 140-3 will not be material to FHN.

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

Item 4(T).      Controls and Procedures

       Not applicable

Part II.

OTHER INFORMATION

Items 1, 3, 4, and 5

As of the end of the third quarter 2008, the answers to Items 1, 3, 4, and 5 were either inapplicable or negative, and therefore these items are omitted.

Item 1A        Risk Factors

The following paragraphs supplement the discussion in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, as amended and supplemented by Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2008, and June 30, 2008:

The following paragraph is added after the second paragraph under the heading “Operational Risks”:

     For example, in 2008 we sold our national mortgage origination and servicing platforms. We retained significant servicing right assets, however, and we continue to originate mortgage products in our regional banking markets in and around Tennessee. Of practical necessity, we have outsourced our servicing functions to the purchaser of our platforms, and we have outsourced many key roles in the Tennessee-based mortgage origination process to a third party. Managing the operational, compliance, reputational, liability, and other risks associated with this level of outsourcing in those business areas is an ongoing challenge for us.

The following paragraph is added after the third paragraph under the heading “Regulatory and Legal Risks”:

     In 2008 the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008, sometimes known as EESA. Under authority of EESA the U.S. Department of the Treasury has initiated a Capital Purchase Program, sometimes referred to as the CPP, which will be implemented in conjunction with the U.S. banking regulators. Under the CPP, the Treasury would purchase preferred stock from approved financial institutions upon terms and conditions set by the Treasury. Participation in the CPP would subject an institution to restrictions on its ability to pay cash dividends to common shareholders, purchase common shares, and compensate senior executives, among many other things, and would give the Treasury a fixed-price common stock purchase warrant.  At the time this Report is filed we have received preliminary approval to participate in the CPP upon the Treasury’s standard terms. The Treasury has publicly discussed other actions under EESA that also would directly affect financial institutions, including a program to guarantee certain debt issued by institutions and a program to purchase so-called troubled assets of institutions. EESA and its programs are broad, large, and untested. Important terms of the CPP have been published but details have not, and key terms of the other programs are unclear at this time. These programs create risks that did not exist previously. Among others, those risks include:  whether participation in any of these programs will expose us to intrusive, expensive, or counterproductive government mandates or restrictions; whether failure to participate, especially if many competitors do participate, will put us in a disadvantageous position; and, whether the programs as a whole will have significant unintended or unexpected effects on the financial services industry as a whole, or upon regional companies in particular.

Item 2          Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of
Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 56.

Item 6          Exhibits

(a)  Exhibits.

      Exhibit No.                 Description

3.2	Bylaws, as amended and restated July 15, 2008, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed July 17, 2008.

4	Instruments defining the rights of security holders, including indentures.*

10.1(a)**	Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan.

10.2(h)**	Amendments to certain Stock-Based Plans of First Horizon National Corporation Relating to Capital Adjustments.

10.6(c)**	Firstpower Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

10.7(t)**	Conformed copy of Retirement Agreement with Gerald L. Baker

10.7(u)**
Conformed copy of Separation Agreement with Sarah L. Meyerrose dated August 12, 2008, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 14, 2008.

10.7(v)**	2008 annualized salary rate of Thomas C. Adams, Jr., incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

10.7(w)**	Description of special bonus paid to Elbert L.Thomas, Jr.

10.7(x)**	2008 annualized salary rate of D. Bryan Jordan, changed effective September 1, 2008.

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

In many agreements filed as exhibits, each party makes representations and warranties to other parties. Those representations and warranties are made only to and for the benefit of those other parties in the context of a business contract.  Exceptions to such representations and warranties may be partially or fully waived by such parties, or not enforced by such parties, in their discretion. No such representation or warranty may be relied upon by any other person for any purpose.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		FIRST	HORIZON NATIONAL CORPORATION
(Registrant)

DATE:	November 6, 2008	By: _/s/	Thomas C. Adams, Jr._________
		Name:	Thomas C. Adams, Jr.
		Title:	Executive Vice President and Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

      Exhibit No.                 Description

3.2	Bylaws, as amended and restated July 15, 2008, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed July 17, 2008.

4	Instruments defining the rights of security holders, including indentures.*

10.1(a)**	Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan

10.2(h)**	Amendments to certain Stock-Based Plans of First Horizon National Corporation Relating to Capital Adjustments.

10.6(c)**	Firstpower Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

10.7(t)**	Conformed copy of Retirement Agreement with Gerald L. Baker

10.7(u)**
Conformed copy of Separation Agreement with Sarah L. Meyerrose dated August 12, 2008, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 14, 2008.

10.7(v)**	2008 annualized salary rate of Thomas C. Adams, Jr., incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

10.7(w)**	Description of special bonus paid to Elbert L.Thomas, Jr.

10.7(x)**	2008 annualized salary rate of D. Bryan Jordan, changed effective September 1, 2008.

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

In many agreements filed as exhibits, each party makes representations and warranties to other parties. Those representations and warranties are made only to and for the benefit of those other parties in the context of a business contract.  Exceptions to such representations and warranties may be partially or fully waived by such parties, or not enforced by such parties, in their discretion. No such representation or warranty may be relied upon by any other person for any purpose.