Form 10-K
period 2008-12-31
FIRST HORIZON NATIONAL CORP
filed 2009-02-26
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES    ☒ NO

At June 30, 2008, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $1.37 billion.

At January 30, 2009, the registrant had 205,539,708 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2008 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for 4/21/09 – Part III

PART I

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2008 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2008 Annual Report to shareholders.

ITEM 1
BUSINESS

General.

          First Horizon National Corporation (the “Corporation,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2008, the Corporation had total assets of $31.0 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies.

          Through its principal subsidiary, First Tennessee Bank National Association (the “Bank”), and its other banking-related subsidiaries, the Corporation provides diversified financial services through five business segments. Three of the segments reflect the common activities and operations of aggregated business segments across the various delivery channels: Regional Banking, Capital Markets, and Mortgage Banking. National Specialty Lending consists of traditional consumer and construction lending activities in national markets outside of the Bank’s Tennessee-based market footprint; those operations largely were discontinued in 2008. In addition, the Corporate segment provides essential support within the Corporation. The approximate percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) ascribed to each of our segments for the past three years is set forth below.

REVENUE MIX ASSOCIATED WITH BUSINESS SEGMENTS

	2008	2007	2006

Regional Banking	35%	51%	44%
Capital Markets	26%	23%	21%
National Specialty Lending	7%	15%	15%
Mortgage Banking	27%	10%	23%
Corporate	5%	1%	(3)%

          Financial and other additional information concerning our segments appears in the response to Item 7 of Part II hereof and Note 22 to the Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report to Shareholders. During 2008 approximately 62% of revenues were provided by fee income and approximately 38% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

          The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2008 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.4 billion and contributed the majority of consolidated revenue from continuing operations. At December 31, 2008, the Bank had $30.8 billion in total assets, $14.5 billion in total deposits, and $20.4 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2008.

          At December 31, 2008, the Corporation’s subsidiaries had over 200 business locations in 15 U.S. states, Hong Kong, and Tokyo, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

          At December 31, 2008, the Bank had 202 financial center bank branch locations in three states: 191 branches in 17 Tennessee counties, including all of the major metropolitan areas of the state; 2 branches in Georgia; and 9 branches in Mississippi. The branches in Mississippi and Georgia are associated with Tennessee-based metropolitan market areas included within the Bank’s regional footprint. Nearly all bank branch locations have on-premises ATMs. Financial center bank branches provide a full range of banking services. The Bank also has off-premises ATMs and support offices in its banking markets, and offices associated with its headquarters in Memphis, Tennessee.

          FTN Financial products and services, at December 31, 2008, were offered through 19 offices in total, including 17 offices in 14 states plus an office in each of Hong Kong and Tokyo.

          At December 31, 2008, the Corporation provided the following services through its subsidiaries:

●	general banking services for consumers, businesses, financial institutions, and governments

●	mortgage banking services

●

through FTN Financial – sales, trading, and underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; equity sales, trading, and research; loan sales; advisory services; correspondent banking; and structured finance

●	transaction processing – nationwide check clearing services and remittance processing

●	trust, fiduciary, and agency services

●	credit card products

●	discount brokerage and full-service brokerage

●	equipment finance

●	investment and financial advisory services

●	mutual fund sales as agent

●	retail and commercial insurance sales as agent

●	private mortgage reinsurance

●	services related to health savings accounts

          An element of the Corporation’s business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements.

          All of the Corporation’s operating subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc., First Tennessee Advisory Services, Inc., FTN Midwest Asset Management Corp., and First Tennessee Brokerage, Inc. are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., FTN Financial Securities Corp. and FTN Equity Capital Markets Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Tennessee Insurance Services, Inc. and First Horizon Insurance Services, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a captive insurance company. First Horizon Insurance, Inc.’s subsidiaries, First Horizon Insurance Group, Inc. and First Horizon Insurance Agency, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corp., First Horizon Insurance Services, Inc., FTN Equity Capital Markets Corp., FTN Midwest Asset Management Corp., First Tennessee Insurance Services, Inc., First Horizon Insurance Group, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. FTN Financial Asia, Ltd. is a Hong Kong based subsidiary. FTN Financial Asia, Ltd. is registered to carry on a Type 1 regulated activity (Dealing in Securities) with the Securities and Futures Commission in Hong Kong, and its Tokyo, Japan office is registered with the Kanto Local Finance Bureau as a Type-I Financial Instruments Business pursuant to the Financial Instruments and Exchange Law of Japan.

          Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2008.

          Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

          The Corporation does not experience material seasonality. The Corporation does experience a degree of seasonal variation in certain revenues and expenses. In the Regional Banking and Capital Markets businesses, historically these variations have somewhat increased certain expenses, and somewhat diminished certain revenues, principally in the first quarter of each year.

          At December 31, 2008, the Corporation and its subsidiaries had 6,266 employees, or 6,095 full-time-equivalent employees, not including contract labor for certain services.

          For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections contained in pages 3 through 62 of the Corporation’s 2008 Annual Report to Shareholders, which sections are incorporated herein by reference.

          The Corporation’s current internet address is www.fhnc.com. In the Investor Relations – SEC Filings section of its internet website, the Corporation makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission.

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

          In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2008, the Corporation estimates that it held approximately 14.3% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “- Interstate Banking and Branching Legislation” below.

          The Bank is a national banking association subject to regulation, examination and supervision by the Comptroller as its primary federal regulator. In addition, the Bank is insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

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

          As a national bank, the Bank is required by federal law to obtain the prior approval of the Comptroller for the payment of cash dividends if the total of all dividends declared by the board of directors of the Bank in any year will exceed the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

          At December 31, 2008 and at January 1, 2009, under dividend restrictions imposed under applicable federal laws as outlined above, the Bank could not legally declare cash dividends on the Bank’s common or preferred stock without obtaining regulatory approval. The application of those restrictions to the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis section beginning on page 32 of the Corporation’s 2008 Annual Report to Shareholders, which section is incorporated herein by reference. As mentioned in that section, the Bank has applied for OCC approval to declare dividends on the Bank’s outstanding preferred stock payable in April 2009. The Bank has not requested approval to pay common dividends to the Corporation, its sole common stockholder.

          Under Tennessee law, the Corporation is not permitted to pay cash dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Corporation’s Board must consider the Corporation’s current and prospective capital, liquidity, and other needs.

          The payment of cash dividends by the Corporation and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. In addition, in 2008 the Corporation issued preferred stock and a common stock warrant under the Treasury’s CPP, as discussed more fully under “EESA Legislation & TARP Participation” beginning on page 9 of this Report. Under the terms of that issuance, the Corporation is not permitted to increase its cash common dividend rate for a period of three years without permission of the Treasury. The Corporation’s cash common dividend rate was zero when the preferred shares were issued.

          In 2008 the Corporation discontinued paying a quarterly cash dividend to common stockholders and began distributing a dividend consisting of common stock instead. Under Tennessee law, the Corporation may declare and distribute a common stock dividend so long as the issuance of such shares is authorized by its charter. The Corporation’s charter currently authorizes the issuance of 400 million common shares, inclusive of shares already issued and outstanding. That authority may be increased if approved by vote of the Corporation’s stockholders. Other factors that could restrict the Corporation’s ability to declare a common stock dividend include future stock issuances and outstanding contractual obligations to issue common shares in the future. Examples of such obligations include stock warrants and employee stock compensation awards.

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

          Capital Adequacy

          The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less any amounts of goodwill, other intangible assets, and other items that are required to be deducted (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2008, the Corporation’s consolidated Total Capital and Tier 1 Capital ratios were 20.18% and 15.03%, respectively.

          The Federal Reserve Board, the FDIC, and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions are able to satisfy any additional capital requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. Based on present practices and activity levels, the Corporation believes that these trading-related market risk rules have no significant impact on the Corporation’s ability to meet regulatory capital requirements.

          Shortly before this Report was filed, the U.S. Department of the Treasury, the Federal Reserve Board, the FDIC, and the OCC announced the initiation of a new Capital Assistance Program (“CAP”). Under the CAP, the capital needs of the major U.S. banking institutions are to be evaluated under a more challenging economic environment. If that assessment indicates a need for additional capital, the affected institution will be allowed to seek additional private capital and, failing that, may be required to issue mandatory convertible preferred shares to a government agency. Preferred shares issued by affected institutions to the Treasury under the TARP (see “EESA Legislation & TARP Participation” beginning on page 9 of this Report) may be exchanged for this new preferred. At this time it is not known whether the CAP applies to the Bank or the Corporation nor, if so, whether additional capital will be required or the terms upon which such additional capital may be issued.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2008, was 12.22%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2008. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

          Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “––Prompt Corrective Action” at page 8.

          In 1999, the Basel Committee on Banking Supervision launched its efforts to develop an improved capital adequacy framework by issuing its proposals to revise the 1988 Capital Accord, sometimes known as Basel I. In June 2004, the Basel Committee issued its final framework. The new capital framework (Basel II) consists of minimum capital requirements, a supervisory review process, and the effective use of market discipline. Basel II seeks to ensure that a bank’s capital position is consistent with its overall risk profile and strategy, encourages early supervisory intervention when a bank’s capital position deteriorates, and calls for detailed disclosure of a bank’s capital adequacy and how it evaluates its own capital adequacy.

          In September 2006 the U.S. regulators published a revised Notice of Proposed Rulemaking (NPR) for Basel II. The Final Rule on Advanced Capital Adequacy Framework – Basel II, has been approved by all regulatory agencies and was published in the Federal Register on December 7, 2007. It took effect on April 1, 2008. The Final Rule currently applies only to certain core banks with total assets of $250 billion or more, but allows non-core banks to opt-in. Under the Final Rules the Bank is considered to be a non-core bank. For those non-core banks that do not opt in, a NPR was issued in December 2006, known as Basel IA, which proposed certain revisions to the current Basel I capital rules. In July 2008 the agencies issued a supplemental NPR. If implemented, the net effect of the 2008 NPR would allow non-core banks the option of adopting the Standardized Approach of the Basel II Framework or remaining under the current Basel I framework. The comment period for the 2008 NPR expired in October 2008.

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

          Prompt Corrective Action

          The FDIA requires, among other things, the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, an institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital ratio of at least 6% and a Total Capital ratio of at least 10% and is not subject to a directive, order, or written agreement to meet and maintain specific capital levels. An institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An institution will be considered undercapitalized if it fails to meet any minimum required measure; significantly undercapitalized if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a Leverage Ratio of less than 3%; and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

          At December 31, 2008, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

          EESA Legislation & TARP Participation

          In October 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was an attempt to address several difficulties facing the banking system and financial markets in the U.S. Among other things, EESA temporarily increased the FDIC deposit account insurance limit from $100,000 to $250,000, created, preserved, or extended certain tax incentives, and authorized the SEC to modify a ‘fair value’ accounting rule. Under EESA the U.S. Department of the Treasury (“Treasury”) and the FDIC have established, among other things, a Troubled Asset Relief Program (“TARP”) and, under the TARP, a Capital Purchase Program (“CPP”) and a Temporary Liquidity Guarantee Program (“TLGP”), all of which are applicable to banks and their holding companies.

          The Corporation is a participant in the CPP. In November 2008 the Corporation issued 866,540 preferred shares and a ten-year warrant to purchase 12,743,235 common shares at $10.20 per share to the Treasury for a capital contribution of $866,540,000.

          Participation in the CPP made several terms, restrictions, and covenants applicable to the Corporation or the Bank, including the following:

a.

The preferred shares carry a 5% per year cumulative preferred dividend rate, applied against the liquidation value of $1,000 per preferred share. The dividend rate increases to 9% after five years. Dividends compound if they accrue in arrears.

b.

The preferred shares have no redemption date, and the holder of the shares has no right to compel the Corporation to purchase the shares. The holder does have certain registration rights to facilitate a sale of the shares.

c.

During the first three years after the preferred issuance, the Corporation may not redeem the preferred shares except in conjunction with a qualified equity offering meeting certain requirements. After three years, the Corporation may redeem the preferred shares for $1,000 per share plus accrued and unpaid dividends subject to the approval of the Corporation’s primary banking regulator (currently the Federal Reserve Board).

d.	The preferred shares generally are non-voting.

e.	During the time that the preferred shares are outstanding, a number of restrictions apply to the Corporation, including, among others:

	1.	The Corporation is not free to issue other preferred stock that is senior to the CPP preferred shares.

2.

Until the third anniversary of the sale of the preferred shares, subject to certain exceptions, the Corporation may not increase its common cash dividend or repurchase common or other equity shares (subject to certain limited exceptions) without Treasury’s approval. At the time the preferred shares were issued, the Corporation did not pay a regular cash dividend on its common shares.

3.

If the Corporation were to resume paying a common cash dividend in the future, any such dividend would have to be discontinued if a preferred dividend were missed. Any such discontinuance could be resumed only if all preferred dividends in arrears were paid. Similar restrictions apply to the Corporation’s ability to repurchase common or other equity shares if preferred dividends are missed.

4.

Failure to pay the preferred dividend is not an event of default. However, a failure to pay a total of six preferred dividends, whether or not consecutive, gives the holders of the preferred shares the right to elect two directors to the Corporation’s Board of Directors. That right will continue until the Corporation pays all dividends in arrears.

5.

In conformity with requirements of the CPP agreements and the TARP, the Corporation has obtained from its executive officers certain compensation waivers and a compensation restriction agreement that affects certain compensation arrangements in certain circumstances.

f.	The number of common shares covered by the warrant, and the per-share price, are subject to pro-rata anti-dilution adjustment if common stock splits and dividends occur. Accordingly,

these adjustment provisions apply to each stock dividend beginning with the dividend paid in January 2009.

g.

To the extent required to comply with any changes in applicable federal statutes, the Treasury has retained the right to unilaterally amend the agreement under which the preferred shares and warrant were sold.

          In February 2009, shortly before this Report was filed, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”). A provision of the Recovery Act significantly expanded EESA’s restrictions on executive compensation and extended those new restrictions to certain additional employees. The Corporation expects that the Treasury will apply these new restrictions to the Corporation and the Bank in respect of the preferred stock sold to the Treasury last year. Among other things, under the amended restrictions, incentive compensation, including bonus and retention awards, will be prohibited for the five executives whose compensation is described in detail in our proxy statement (the “named executives”) and for the twenty employees, excluding the named executives, whose total compensation is the highest (the “Highest 20”). An exception provided in the Act allows such persons to receive restricted stock awards having grant values that comprise not more than one-third of their total compensation; such awards may not fully vest sooner than the date the preferred stock sold to the Treasury is redeemed. Also, this restriction does not apply to payments required by certain prior written contracts. This incentive restriction and the other compensation restrictions will continue to apply for as long as the Treasury holds Corporation preferred stock. The Recovery Act permits the Corporation to redeem the preferred stock, subject to regulatory approval. These incentive compensation restrictions are new and raise numerous interpretive questions which may not be resolved for some time. See “Recovery Act Risks” beginning on page 31 for additional information.

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

          Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) repealed or modified a number of significant provisions of then-current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which imposed restrictions on banking organizations’ ability to engage in certain types of activities. The GLB Act generally allows bank holding companies such as the Corporation broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify, a bank holding company must file an initial declaration with the Federal Reserve, certifying that all of its subsidiary depository institutions are well-managed and well-capitalized. The GLB Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements:

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

          No new financial activity may be commenced under the GLB Act unless the national bank and all of its depository institution affiliates have at least “satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the GLB Act contains a number of other provisions that may affect the Bank’s operations, including functional regulation of the Bank’s securities operations by the SEC and the Bank’s insurance operations by the States and limitations on the use and disclosure to third parties of customer information. The Corporation is a financial holding company and the Bank has a number of financial subsidiaries.

          FDIC Insurance Assessments; DIFA

          The Deposit Insurance Fund (“DIF”) was formed in March 2006 when the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund pursuant to the the Federal Deposit Insurance Reform Act of 2005 (“2005 Reform Act”). Prior to 2008, the FDIC insurance premium charged on bank deposits insured by the DIF varied depending on the institution’s risk classification, based on capital and supervisory risk factors. As part of the 2005 Reform Act, Congress provided credits to certain institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves; as a result, an institution could have had credits reduce or eliminate DIF premiums in 2007 on a one-time basis. Beginning in 2008 new risk category and DIF premium structures became effective. The new rate ranges are based on four new Risk Categories that in turn are based on asset size as well as capital, supervisory, credit, and other risk factors. Somewhat different factors are used for institutions in different situations. Within the range for a given Risk Category, the rate applicable to any particular institution is determined by the FDIC according to formal guidelines. In 2008, rates for institutions ranged from 5 to 43 basis points of U.S. deposits.

          During 2008, losses from bank failures diminished the DIF. Late in 2008 the FDIC announced a multi-year restoration plan for the DIF which included an increase in deposit insurance rates of 7 basis points across all rate categories, effective for the first quarter of 2009. Further rate increases may be imposed in 2009 or later to restore or maintain the DIF.

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

          In 2007, the SEC and Federal Reserve Board adopted regulations that expanded significantly the SEC’s ability to regulate securities businesses conducted by banks, but also created specific exceptions to that authority for certain services and products. Securities activities and products covered by the exceptions may continue to be conducted by the Bank. All other securities activities and products must be conducted through a broker-dealer registered with the SEC. Key portions of those new rules applied to the Bank’s subsidiaries beginning January 1, 2009. The Bank adjusted its practices during 2008 as necessary in order to fall within applicable exceptions.

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

Competition.

          The Corporation and its subsidiaries face substantial competition in all aspects of the businesses in which they engage from national and state banks located in Tennessee and large out-of-state and non-

U.S. banks as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, and others. Late in 2008 certain financial companies or their affiliates that traditionally were not banks were allowed to convert to bank status, and thus are able to compete more directly with the Bank for deposits and other traditional banking services and products. Those companies include investment banks, brokerage firms, insurance company affiliates, and the financing company associated with an automobile manufacturer. More such conversions are possible in the future. For additional information on the competitive position of the Corporation and the Bank, refer to the “General” subsection above of this Item 1. Also, refer to the subsections entitled “Supervision and Regulation” and “Effect of Governmental Policies,” both of which are relevant to an analysis of the Corporation’s competitors. Due to the intense competition in the financial services industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds.

          Specific reference is made to the Management’s Discussion and Analysis and Glossary sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 62 (including pages 32 through 36) of the Corporation’s 2008 Annual Report to Shareholders, which sections are incorporated herein by reference.

Effect of Governmental Policies.

          The Bank is affected by the policies of regulatory authorities, including the Federal Reserve System and the Comptroller. An important function of the Federal Reserve System is to regulate the national money supply.

          Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; changes in the reserve requirements of depository institutions; and, indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend balances to each other overnight. These instruments have been effective in influencing economic and monetary growth, interest rate levels, and inflation.

          The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and results of operations of the Corporation and the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

          Various bills are from the time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies which could affect the business of the Corporation and its subsidiaries. A recent example of such legislation is discussed under “EESA Legislation & TARP Participation” beginning on page 9 of this report. It cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

Non-U.S. Operations.

          The Corporation has no material non-U.S. operations.

Statistical Information Required by Guide 3.

          The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections set forth at pages 3 through 62 of the Corporation’s 2008 Annual Report to Shareholders. Certain information not contained in the 2008 Annual Report to Shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)

Investment Portfolio

(Dollars in thousands)	2008	2007	2006

Government agency issued mortgage-backed securities & collateralized mortgage obligations	$2,587,497	$2,532,869	$3,340,864
U.S. Treasuries	48,720	42,015	50,363
Other U.S. government agencies*	133,701	228,010	245,140
States and municipalities	65,360	1,721	1,769
Other	289,875	228,176	285,348

Total	$3,125,153	$3,032,791	$3,923,484

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. government.

Certain previously reported amounts have been reclassified to agree with current presentation.

Loan Portfolio

(Dollars in thousands)	2008	2007	2006	2005	2004

Commercial:
Commercial, financial and industrial	$7,863,727	$7,140,087	$7,201,009	$6,578,117	$5,560,736
Real estate commercial	1,454,040	1,294,922	1,136,590	1,213,052	960,178
Real estate construction	1,778,140	2,753,475	2,753,458	2,108,121	1,208,703
Retail:
Real estate residential	8,161,435	7,791,885	7,973,313	8,368,219	7,259,019
Real estate construction	980,798	2,008,289	2,085,133	1,925,060	1,035,562
Other retail	135,779	144,019	161,178	168,413	168,806
Credit card receivables	189,554	204,812	203,307	251,016	248,972
Real estate loans pledged against other collaterized borrowings	714,717	766,027	590,917	—	—

Total	$21,278,190	$22,103,516	$22,104,905	$20,611,998	$16,441,976

Short-Term Borrowings

(Dollars in thousands)	2008	2007	2006

Federal funds purchased and securities sold under agreements to repurchase	$1,751,079	$4,829,597	$4,961,799
Commercial paper	3,130	2,076	5,619
Trading liabilities	359,502	556,144	789,957
Other short-term borrowings	4,276,559	3,420,919	1,252,894

Total	$6,390,270	$8,808,736	$7,010,269

Maturities of Certificates of Deposit $100,000 and more on December 31, 2008

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

Certificates of deposit $100,000 and more	$379,344	$172,984	$595,545	$234,363	$1,382,236

Contractual Maturities of Commercial & Real Estate Construction Loans on December 31, 2008

(Dollars in thousands)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total

Commercial, financial and industrial	$3,824,664	$2,931,638	$1,107,425	$7,863,727
Real estate commercial	595,840	687,174	171,026	1,454,040
Commercial real estate construction	1,443,699	334,441	—	1,778,140
Retail real estate construction	980,798	—	—	980,798

Total	$6,845,001	$3,953,253	$1,278,451	$12,076,705

For maturities over one year:
Interest rates - floating		$2,817,344	$647,299	$3,464,643
Interest rates - fixed		1,135,909	631,152	1,767,061

Total		$3,953,253	$1,278,451	$5,231,704

ITEM 1A
RISK FACTORS

          This item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile, or eventually impact our financial results. The risks we face generally are similar to those experienced, to varying degrees, by all financial services companies. Our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have an enterprise-wide risk management committee that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure.

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

          Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond any company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions, including economic recession or depression; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technology; demand for our product offerings; new products and services in the industries in which we operate; and critical accounting estimates. Other factors are those inherent in lending and holding loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), Federal Deposit Insurance Corporation (FDIC), and other regulators; actions of the U.S. Department of the Treasury, which has purchased securities from us under its Capital Purchase Program; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.

          We assume no obligation to update any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ because of one or more factors, including those listed above or presented below, in other sections of this report, or in material incorporated by reference into this report. Readers of this report should carefully consider the factors discussed in this Item below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

          Like all financial services companies, we compete for customers. Our primary areas of competition include: retail and commercial deposits and bank loans, wealth management, personal or consumer loans including home mortgages and lines of credit, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve the markets which we serve. Some competitors are banks, subject to the same regulatory regime as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. We expect that competition will continue to grow more intense with respect to most of our products and services. For additional information regarding competition for customers, refer to the “Competition” heading of Part I, Item 1 beginning on page 13 of this report.

          While we face competition for customers, we also compete for financial capital (see “Financing, Funding, and Liquidity Risks” beginning on page 22 of this report) and to acquire and retain the human capital we need to thrive. Labor markets change over time; the segments of that market most useful to us may contract with demographic shifts relating to age, birth rates, education levels, geography, local or regional economic conditions, and other factors.

Growth and Disposition Risks

          Every organization faces risks associated with growth. Our growth in recent years resulted primarily from a combination of: our expansion strategy in banking based on our mortgage operations; acquisition of customers from competitors that have merged with each other; and targeted non-bank business acquisitions. In 2007 and 2008 we modified our strategy in response to substantial and rapid changes in business conditions and to take advantage of certain opportunities. As a result, in 2008 we sold our national mortgage platforms, closed our national specialty lending operations, and renewed our emphasis on financial services in our traditional Tennessee-based markets. Additional information concerning these matters is presented under “Recent Downturns and Disruptions” beginning on page 28.

          Although our strategy is expected to evolve as business conditions continue to change, at present our strategy’s primary components are to invest capital and other resources in our current Tennessee-based retail/commercial banking market footprints, and in our capital markets business. In any case growth is expected to be coordinated with a focus on stronger and more stable returns on capital. Our growth in the past has been primarily organic rather than through substantial acquisitions; in the future, that pattern may shift if opportunities present themselves. We believe that the successful execution of our strategy depends upon a number of key elements, including:

●	our ability to attract and retain banking customers in our Tennessee-based regional banking market areas;

●

in our capital markets business, our ability to maintain or strengthen our existing customer relationships while at the same time successfully identifying and exploiting opportunities for new products and services, and for new customers, in the US and overseas;

●

our ability to develop and retain profitable customer relationships while expanding or enhancing our existing information processing, technology, and other operational infrastructures effectively and efficiently;

●	our ability to manage the liquidity and capital requirements associated with organic growth; and

●	our ability to manage the operational, cultural, and (in some cases) liquidity and capital difficulties associated with growth through purchases.

We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

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

          At times a company must consider disposing of or otherwise exiting businesses or units that no longer fit into management’s plans for the future. Key risks associated with dispositions, including closures, include:

●	our ability to price a sale transaction appropriately and otherwise negotiate appropriate terms;

●	our ability to identify and implement key customer, technology systems, and other transition actions to avoid or minimize negative effects on retained businesses;

●	our ability to assess and manage any loss of synergies that the disposed or exited business had with our retained businesses; and

●	our ability to manage capital, liquidity, and other challenges that may arise in the event of a closure or other disposition that results in significant cash expenditures or a financial loss to us.

Credit Risks

          Like all other lenders, we face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss. In our business some level of credit loss is unavoidable and overall levels of credit loss can vary over time. In 2008 credit losses increased to historically high levels, as mentioned in “Recent Downturns and Disruptions” beginning on page 28.

          Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of customers and the value of collateral, including real estate. We manage credit risk by diversifying our loan portfolio and managing its granularity, and by recording and managing an allowance for expected loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We also record loan charge-offs in accordance with accounting and regulatory guidelines and rules. These guidelines and rules could change and cause charge-offs to increase for reasons related or unrelated to the underlying performance of our portfolio. This risk is shared with all financial institutions. Moreover, the SEC could take accounting positions applicable to our holding company that may be inconsistent with those taken by the OCC or other regulators for the Bank. A significant challenge for us is to keep the models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on our experience originating loans and servicing loan portfolios. Additional information concerning credit risks and our management of them is set forth under the captions “Credit Risk Management” beginning on page 37, “Foreclosure Reserves” beginning on page 54, and “Allowance for Loan Losses” beginning on page 47, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Insurance

          We use insurance to manage a number of risks, including damage or destruction of property, legal and other liability, and certain types of credit risks. Not all such risks are insured, in any given insured situation our insurance may be inadequate to cover all loss, and many risks we face are uninsurable. For those risks that are insured, we also face the risks that the insurer may default on its obligations or that the insurer may refuse to honor them. We treat the former risk as a type of credit risk, which we manage by reviewing the insurers that we use and by striving to use more than one insurer when feasible and practical. The risk of refusal, whether due to honest disagreement or bad faith, is inherent in any contractual situation.

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

Risk From Economic Downturns and Changes

          Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit products, fixed income products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, or national) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, and lower fees from transactions and services. These risks are faced by all financial services companies. Additional information illustrating these risks is given in “Recent Downturns and Disruptions” beginning on page 28.

Hedge Risks

          In the normal course of our businesses, including (among others) banking, mortgage, and capital markets, we attempt to create partial or full economic hedges of various, though not all, financial risks. Our hedging activities are discussed in more detail in various places under the following captions of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report: “Risk Management,” beginning on page 29; and, “Critical Accounting Policies,” beginning on page 47. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

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

Operational Risks

          Our ability to conduct and grow our businesses is dependent in part upon our ability to create and maintain an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate processes; faulty or disabled computer systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events.

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

          Failure to build and maintain the necessary operational infrastructure, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable laws or regulatory standards. Operational risk is specifically managed through internal monitoring, measurement, and assessment by line management and oversight of processes by top management, and by maintaining systems to adhere to regulatory guidance. Additional information concerning operational risks and our management of them appears under the caption “Operational Risk Management” beginning on page 37 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Financing, Funding, and Liquidity Risks

          Management of liquidity and related risks is a key function for our business. Additional information concerning liquidity risk management is set forth under the caption “Liquidity Management” beginning on page 32 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our funding requirements currently are met principally by deposits and financing from other financial institutions. Historically we also depended upon financing from institutional investors by means of the capital markets; however, in 2008 and continuing into early 2009 we have not been able to utilize those markets economically, and we are not able to predict when we will be able to utilize them again. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results.

          A number of factors could make such funding more difficult, more expensive, or unavailable on affordable terms, including, but not limited to, our financial results, organizational changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets, and may become or remain increasingly difficult due to economic and other factors beyond our control.

          Events affecting interest rates, markets, and other factors which adversely impact our ability or desire to access the capital markets for funding likewise may adversely affect the demand for our services in our capital markets business. As a result, disruptions in those areas may adversely impact our earnings in that business unit as well as in our regional banking unit. For instance, the disruptions in 2007 and 2008 that were related to mortgages and mortgage-backed assets significantly reduced the demand for certain of our capital markets products and services, and increased the costs and uncertainties associated with our mortgage servicing portfolio.

          Rating agencies assign credit ratings to issuers and their debt. In that role, agencies directly affect the availability and cost of our funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. At the present time, all three rating agencies rate the unsecured senior debt of the Corporation and the Bank as investment grade, although we are at or near the lowest levels of that grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

          Regulatory laws or rules that establish minimum capital levels or define risk-weighting for capital, regulate deposit insurance, and govern related funding matters for banks could be changed in a manner that could increase our overall cost of capital and thus reduce our earnings.

          Before we disposed of our national lending operations, we depended on our ability to sell or securitize first- and second-lien mortgage loans and, prior to 2007, home equity line of credit loans (which we refer to as HELOC), and we depended upon our ability to sell mortgage servicing rights. Those actions involved the sale of whole loans or of beneficial interests in loans. In 2007 the markets for loans, loan securitizations, and servicing rights experienced significant disruptions; additional information concerning that is presented in “Recent Downturns and Disruptions” beginning on page __ of this report. Going forward, our mortgage origination activity continues within our Tennessee-based regional banking footprint. Most mortgages originated are processed, sold, and serviced on a private-label basis through a third party under contract with us. However, risks pertaining to our new loan originations, our retained loans and servicing rights assets, and our former funding activities, continue.

          When we sold or securitized mortgage and HELOC loans, we sometimes did so with varying degrees of recourse, which meant, in effect, that we retained some of the risk for the loan if it defaulted. Generally we sold or securitized loans with no recourse. A loan sold with recourse means the seller retains substantial or full responsibility if it defaults. For a loan we sold without recourse, we could still bear responsibility to the buyer in many cases if the loan defaulted early or was paid off early (typically within the first 90 days), or if the loan did not conform to representations we made to the buyer at the time of sale. At present, in those cases where we are responsible for a loan for representation non-conformity, usually we satisfy our obligations to the buyer by repurchase. Typically we had similar obligations for breach of representation non-conformity, or early default, if the loan was included on a non-recourse basis in a securitization transaction or if the transaction was a sale of servicing rights. Loans repurchased for representation non-conformity frequently involve default or fraud and therefore frequently result in losses to us. We managed the risk of non-conformity through origination and documentation controls and procedures, and through post-closing quality control processes. In 2008 we experienced an increase in loan repurchases for these reasons, particularly with respect to loans originated under so-called ‘stated income’ procedures, and that increase could continue throughout 2009. Management maintains a reserve for losses related to loan repurchases due to both non-conformity and recourse obligations. Additional information concerning these risks is set forth under the caption “Foreclosure Reserves” beginning on page 54 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Interest Rate and Yield Curve Risks

          A significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. Additional information concerning those risks and our management of them appears under the caption “Interest Rate Risk Management” beginning on page 29 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage servicing rights (MSR) portfolio is affected by changes in interest rates. Although we sold our mortgage servicing platform in 2008, at present we still retain substantial MSR assets. The value of MSR assets declines when the underlying loans are refinanced or otherwise paid early. Generally, when interest rates increase, the value of MSR generally increases, and when rates decline the value of MSR tends to decline. However, those general tendencies do not result in concrete outcomes in all circumstances; for example, a decrease in interest rates does not always result in a predictable increase in refinancings because other factors may blunt loan demand or curtail credit availability. Additional information concerning those risks and our management of them appears under the caption “Mortgage Servicing Rights and Other Related Retained Interests” beginning on page 49 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Like all financial services companies, we face the risks associated with movements in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are equal, or nearly equal, to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is positively sloped. However, the yield curve can be relatively flat or inverted for short or even protracted periods. A flat or inverted yield curve tends to decrease net interest margin, and it tends to reduce demand for long-term debt securities, adversely impacting the revenues of our capital markets business. A prolonged inversion of the yield curve historically is so uncommon that it is difficult to predict all the effects that such a market condition is reasonably likely to create. One such effect upon us during a recent inversion period was an overall increase in the cost of hedging MSR. This cost is tied to factors including volatility in the market place, the shape of the yield curve, product duration, risk tolerance and other effects which may favorably or unfavorably impact hedging cost.

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

Securities Inventories and Market Risks

          Our capital markets business buys and sells various types of securities for its institutional customers. In the course of that business we hold inventory positions and are exposed to certain risks of market fluctuations. In addition, we are exposed to credit risk and interest rate risk associated with debt securities. We manage the risks of holding inventories of securities through certain policies and procedures, including hedging activities related to certain interest rate risks. Additional information concerning those risks and our management of them appears under the caption “Market Risk Management” beginning on page 36 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report, and in the “Credit Risks” discussion beginning on page 20 of this report.

          In addition, we earn fees and other income related to our brokerage business and our management of assets for customers. Declines, disruptions, or precipitous changes in markets or market prices can adversely affect those revenue sources.

Venture Capital Risks

          Venture capital investments are inherently volatile. The companies in which we have invested are much less mature, smaller, and much more unproven than a typical public company. Accordingly, those investments carry a substantial risk of loss. Venture capital investments also are inherently illiquid. Success in this business can only be assessed in the long term and depends to a very large extent upon the ability of management to find sound investment prospects, negotiate financially appropriate investment terms, and oversee each investment as the company uses the venture capital and develops. In the short term, venture capital losses are not uncommon even if the business proves to be successful in the long term. In 2008 we decided to begin winding down this business; however, due to the illiquid nature of these investments, the wind-down process could be lengthy.

Regulatory and Legal Risks

          We operate in a heavily regulated industry and therefore are subject to many banking, deposit, insurance, insurance brokerage, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 4 above, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees we can charge, could restrict our ability to collect loans or realize on collateral, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting our ability to share or receive customer information and increasing our costs. In addition, changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings.

          The Bank is required to maintain certain regulatory capital levels and ratios, as discussed under the caption “Capital Adequacy” beginning on page 6 of this report. If the Bank experiences continuing financial losses, its ability to meet those requirements could be adversely affected. Pressure to maintain capital and capital ratios during times of financial loss, especially protracted loss, may lead to actions that are adverse to our shareholders. Such actions that have already occurred include the elimination of our common cash dividend, the sale of our stock at a time when market prices are disadvantageous, and a contraction of our balance sheet (involving sales or other dispositions of assets or businesses) at a time when market values are depressed. Further such actions could occur if losses continue or worsen.

          Some state authorities from time to time have challenged, and on occasion continue to challenge, the position of the OCC that it is the exclusive regulator of various aspects of national banks or their operating subsidiaries. If one or more of those challenges were successful, or if Congress or the OCC were to change the applicable banking laws or regulations, we could be impacted significantly, due, among other things, to possible increased regulatory burdens, governmental and private party actions alleging non-compliance with state law, and the expense of tracking and complying with the different laws and regulations of those states in which we do business.

          In addition, some local governments or agencies recently have claimed that certain lenders in their communities have created a public nuisance, engaged in predatory or discriminatory lending, or otherwise are liable for the alleged consequences of inappropriate consumer lending, especially home mortgage lending. Mass claims of this sort, where alleged damages are measured on a statistical and/or city-wide basis, create litigation costs immediately and create a risk of significant litigation losses for those lenders which are named as defendants in them. Moreover, claims of this sort adversely alter the business climate and raise the costs for all lenders, both in the communities involved and in similar communities across the country.

          In 2008 the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008, sometimes known as EESA. Under authority of EESA the U.S. Department of the Treasury has initiated a Capital Purchase Program, sometimes referred to as the CPP, which has been implemented in conjunction with the U.S. banking regulators. Under the CPP, the Treasury has purchased preferred stock from approved financial institutions upon terms and conditions set by the Treasury, and in late 2008 the Treasury purchased preferred stock from us. Additional information concerning our participation in the CPP and a debt guarantee program appears in “EESA Legislation and TARP Participation” beginning on page 9 of this report. Other significant programs are expected to be implemented under EESA, and EESA may be expanded or supplemented by additional legislation. EESA and its announced programs are broad, large, and largely untested. These programs create risks that did not exist previously. Among others, those risks include: whether participation in any of these programs will expose us to intrusive, expensive, or counterproductive government mandates or restrictions; whether failure to participate in any particular program, especially if many competitors do participate, will put us in a disadvantageous position; and, whether the programs as a whole will have significant unintended or unexpected effects on the financial services industry as a whole, or upon regional financial services companies in particular.

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

Holding Company Dividends

          Historically the Corporation has depended upon common dividends from the Bank for cash to fund common dividends paid to the Corporation’s shareholders. However, in part because of the losses experienced by the Bank for 2007 and 2008, regulatory constraints generally will prevent the Bank from declaring and paying dividends to the Corporation in 2009 without regulatory approval. Additional information concerning those regulatory restrictions on the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis section beginning on page 32 of our 2008 Annual Report to Shareholders, which section is incorporated herein by reference. In 2008 the Corporation discontinued paying a quarterly cash dividend to common stockholders, and began distributing a dividend payable in shares of common stock. As a CPP participant under EESA, we will not be able to reinstate a common cash dividend unless we obtain regulatory consent, among other things. Additional information concerning our participation in the CPP appears in “EESA Legislation and TARP Participation” beginning on page 9 of this report.

Accounting Estimate Risks

          The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for credit losses and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our mortgage servicing rights, goodwill, or other assets, or we may recognize a significant decline in the fair value of our mortgage servicing rights, or we may make some other adjustment that will differ materially from the estimates that we make today. For additional information concerning the sensitivity of these estimates, refer to “Critical Accounting Policies” beginning on page 47 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2008 Annual Report to Shareholders.

Risks of Expense Control

          Expenses and other costs directly affect our earnings. Our ability to successfully manage expenses is important to our long-term survival. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, either by expansion or contraction, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. We manage expense growth and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes.

Geographic Risks

          Our capital markets business is national in scope, and capital markets is developing business in selected Asian markets. Our traditional banking business remains grounded in, and depends upon, the major Tennessee markets. As a result, to a greater degree than many of our competitors that operate nationally or in much broader regions, our banking business currently is exposed to adverse economic, regulatory, natural disaster, and other risks that might primarily impact Tennessee and neighboring states where we do business.

Non-U.S. Operations Risks

          We have two capital markets offices outside of the United States, in Hong Kong and Tokyo. Opening and operating non-U.S. offices creates a number of risks. Specific risks associated with any non-U.S. presence include: the risk that taxes, licenses, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our ability to operate overseas profitably or at all; the risk that our assets and operations in a particular country could be nationalized in whole or part without adequate compensation; the risk that currency exchange rates could move unfavorably so as to diminish or destroy the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities, denominated in those currencies; and the risk that political or cultural preferences in a particular host country might become antagonistic to U.S. companies. Our ability to manage those and other risks will depend upon a number of factors, including: our ability to recognize and anticipate differences in cultural and other expectations applicable to customers, employees, regulators, and vendors and other business partners; our ability to recognize and act upon opportunities and constraints peculiar to the countries and cultures in which our offices operate; our ability to recognize and manage any exchange rate risks to which we are exposed; and our ability to anticipate the stability of or changes in the political, legal, and monetary systems of the countries in which our offices operate.

Recent Downturns and Disruptions

          In 2007 and 2008 the U.S. economy in general, and the business environment for financial services companies in particular, experienced a significant downturn. Examples of some of the most significant events related to the downturn include the following:

●	Residential housing values in the U.S. have fallen in nearly every market, and in some highly-populated markets values have fallen significantly.

●	The volume of residential housing transactions also has stagnated or fallen, and in some markets volume has fallen significantly.

●

Except for “conforming loans,” which are loan products conforming to standards of certain government sponsored entities, rates for some types of home mortgage products have risen sharply and some mortgage products, with new and more restrictive credit criteria, have become difficult for borrowers to obtain even at high interest rates, making it difficult or impossible for some borrowers to refinance an existing mortgage.

●

In 2007 investor demand for new-issue mortgage-backed securities fluctuated suddenly and sharply, and for some categories of mortgages it disappeared almost entirely. Although this disruption moderated somewhat in 2008, demand for new-issue non-conforming mortgage-backed securities has not rebounded and seems unlikely to do so for the foreseeable future.

●

Many companies in the U.S. in many sectors of the economy have reported financial losses or significant reductions in earnings during 2008. Banks and other companies in the financial services industry have, in general, been especially hard hit. A number of banks failed, or were acquired under circumstances of substantial financial stress, in 2008.

●

In 2008 the principal outlets for home mortgages in the U.S., the so-called government-sponsored entities (GSEs), failed financially and were, in effect, taken over by the federal government. Substantial new legislation was enacted during 2008 which changed how the GSEs operate and are regulated. Although by the end of 2008 the function of the GSEs as a buyer of so-called conforming mortgages was continuing, the current situation may be transitional and it is not clear what the status or function of the GSEs will be in the future.

●	Unemployment has risen in the latter half of 2008 as some companies have failed and others have reduced their staff.

●	Because of these factors, among others, loan defaults, foreclosures, and bankruptcies have risen significantly for individuals and businesses.

●

The U.S. Congress enacted sweeping legislation late in 2008, the EESA law mentioned above, under which the Department of the Treasury has invested substantial amounts of capital in banks, including us, and under which government agencies have substantial new powers. At December 31, 2008 EESA had not yet been fully implemented; additional programs could be adopted with unknown consequences to us.

●

Early in 2009 Congress amended the EESA law, enacted a major economic stimulus and spending law, and is considering specific additional legislation. Members of Congress have publicly spoken of still other possible legislative actions. Some of those measures could, if enacted, have a substantially larger impact on us than EESA and some could have a substantial adverse effect on our business, operations, and prospects.

●

A U.S. government agency has taken a substantial, possibly a controlling, stake in an American insurance holding company. There has been public speculation that a U.S. government agency could take a similar position in one or more large U.S. banking institutions, rather than let the institution(s) fail. The government’s indefinite control and operation of such companies would be, in effect, the ‘nationalization’ of the affected companies. In addition, the government could exercise control over, or very powerfully influence, the banking and other institutions that receive government aid without completely nationalizing them. The competitive and financial impacts upon us of such actions, whether they applied to us directly or only to certain competing institutions, cannot be predicted but could be significantly adverse to us.

●

The Federal Reserve has lowered certain short-term interest rates. This has triggered reductions in the prime lending rates charged by most U.S. banks and in some cases has adversely affected the net interest margins that banks achieve.

          Some geographic areas and business sectors, and some companies and banks, were hurt more than others, or experienced the downturn at different rates or different times. However, by the end of 2008 it is clear that the many and varied significant events of 2007 and 2008 have become a general and serious economic recession. At this time it is not known, and not possible to predict, how long or deep this downturn ultimately will be. Although these adverse events did not create new types of risks, we believe it is useful to highlight in this section some of the key impacts of those events on our business to illustrate how events beyond our control can adversely affect us.

          Exit from National Mortgage and Specialty Lending Businesses

          Many of the significant disruptions in 2007 and 2008 impacted our mortgage businesses substantially. We decided to exit those businesses except in our traditional Tennessee-based banking region. In August 2008 we sold our mortgage origination and servicing platforms to MetLife Bank N.A., and during the year we exited the national specialty lending businesses associated with the mortgage business.

          Substantial Increase in Losses Related to Loans and Exited Businesses

          Although we sold or closed our national mortgage and other lending businesses, we retain as assets many of the loans that those businesses created which we did not sell, or were not able to sell, in the normal course. Most of those loans are secured by residential or other real estate situated across the U.S. We also retain a substantial portion of the mortgage servicing rights that we previously serviced, we retain the hedge positions that we obtained to manage certain risks related to those servicing rights, and we retain the risk of liability to parties with whom we made contracts in the course of operating those businesses. These legacy assets and positions continue to impose risks on us. For example:

●

The loans on our books have experienced significantly higher default and loss rates compared to recent years past. For example, due to declining home values, home loans secured on a second-lien basis in some cases have little or no collateral value to cover the loan if it defaults. Accordingly, a default on such a loan today will result in a much higher loss than would have resulted previously. It is not possible to predict when default and loss rates will stabilize.

●

The incidence of parties claiming that loans that we sold to them did not meet contractual standards has risen recently. That trend may continue as parties seek to mitigate losses they experienced while holding those loans by any means possible.

●	The incidence of counterparty loss on hedges, swaps, and other such instruments may rise as those counterparties experience financial stress or failure.

Other trends adverse to us may emerge from these legacy assets and positions as counterparties are stressed by economic conditions, and of course some of these impacts apply to continuing businesses. Over time those losses and risks related to legacy items should diminish since there will be many fewer new loans and new contracts, but it is not possible to predict when that may occur.

          Our other lending businesses remain in place, and we are constantly seeking ways to prudently expand them. We are experiencing a significant increase in default and loss rates in most of those products as well, and demand for new loans has diminished somewhat as business activity in general has become more subdued. We have made adjustments to our underwriting, credit review, and loss mitigation processes and we will continue to seek ways to manage risk and minimize loss; however, we remain in the business of lending and that business carries more risk at present than it has in recent years past. That higher level of risk could increase further, and in any case that risk is likely to continue at an elevated level at least until the economy improves to a significant extent.

          We regularly review and adjust the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets as well as changes in housing price appreciation and depreciation. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. That process was made significantly more difficult in 2008, as changes in business and economic conditions required us to adjust and re-adjust our methods. If the credit quality of our customer base continues to materially weaken, if the risk profile of a market, industry or group of customers continues to change materially, or if the allowance for loan losses for any reason is not adequate, our financial condition or results of operations could be adversely affected.

          Decrease in Business Activities

          The slowdown has reduced business activity, including activity which we finance by making loans and activity from which we earn fee revenues. Some activities have fallen off substantially, notably (for us) certain capital markets structured finance activities. All of these impacts reduce our revenues and our opportunities for new business.

          Net Interest Margin Compression

          Falling interest rates in the U.S. could stimulate new demand for consumer and business loans and business activity in general. However, falling rates could also compress our net interest margin, which would negatively affect our financial results. Moreover, that compression could occur whether or not our loan or other businesses experienced any significant stimulus.

          Deposit run-off risks

          As mentioned under “Financing, Funding, and Liquidity Risks” beginning on page 22 above, we rely significantly upon deposits for liquidity and to fund our business operations. Generally, deposits are a relatively stable and cost-effective source of funding for banks due to many factors, including FDIC deposit insurance. Changes in deposit levels can be influenced substantially by many factors, including customer satisfaction and the interest rates offered to deposit customers. Those rates, in turn, generally reflect prevailing market conditions. During 2008, the media occasionally highlighted the risk of an extreme form of deposit run-off, sometimes referred to as a ‘run on the bank.’ More moderate levels of run-off can adversely affect banks but are substantially less dramatic and have been significantly less reported. The increased level of public concern created by the current adverse business environment, punctuated by media reports of potential or actual bank failures, increased the risk of some level of deposit run-off for all depositary institutions in 2008. That increased run-off risk applies both generally and in relation to deposits that exceed FDIC insurance coverage. Although late in 2008 FDIC insurance coverage levels were increased and actual run-off activity was mitigated, this risk nevertheless is likely to continue at some elevated level until the economic situation becomes more stable. To manage this risk we maintain cash reserves and access to other liquidity sources to accommodate normal and, to a degree, unusual withdrawal activity, and we strive to respond promptly and accurately to customer concerns that might arise.

          Potential regulatory and legislative actions may adversely affect mortgage assets

          The U.S. Congress and other governmental bodies have considered, and in the future may enact or adopt, new laws and regulations intended to modify the terms of outstanding consumer loans in a manner benefiting borrowers at the expense of lenders, restrict the ability of lenders to make new loans, and increase the regulatory burdens and legal risks on lenders and loan servicers. Among other things these initiatives, if enacted or adopted, could pressure or force us to reduce the interest and/or principal of loans, delay foreclosure, provide new defenses to foreclosure or otherwise impair our ability to foreclose on a defaulted mortgage loan, adversely affect our rights if a borrower declares bankruptcy, or otherwise adversely affect our rights with respect to borrowers who are in default or who qualify for such initiatives. The outcome of these initiatives is uncertain.

          Recovery Act Risks

          In February 2009, shortly before this Report was filed, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”).  Additional information concerning the Recovery Act is provided in “EESA Legislation & TARP Participation,” particularly the last paragraph of that section on page 11 of this report. Among other things, the Recovery Act generally prohibits incentive compensation, including bonus and retention awards, for the five executives whose compensation is described in detail in our proxy statement (the “named executives”) and for the twenty employees, excluding the named executives, whose total compensation is the highest (the “Highest 20”). This restriction on incentives would cease to apply once all of the preferred stock that we sold to the Treasury is redeemed. Many interpretive questions related to the compensation provisions remain unresolved at this early time. The Recovery Act has created several new risks for us and for other institutions that sold preferred stock to the Treasury, including the following:

●	Pay Substantially Less Linked to Performance. The restriction on incentive compensation in the Recovery Act may adversely affect our ability to attract, retain, and motivate our highest performing employees, and therefore may adversely affect our business. Historically, we have embraced a pay-for-performance philosophy for employees at many levels of the company. The restriction on incentives may substantially de-link pay from performance for our named executives and for those employees who are in the Highest 20 group. For those de-linked persons salary is likely to become the largest component of their compensation package. It is uncertain how a salary-dominated pay structure for those persons might affect our overall performance during the period in which the restriction applies to us. We believe that strongly linking significant components of pay to performance, particularly at the highest levels, benefits the company and its shareholders, and that the de-linking described above is likely to be disruptive to that philosophy at those levels and contrary to the company’s best interests.

●	Risks if We Desire to Redeem the Preferred. One way to avoid or mitigate the risks outlined above would be to redeem the preferred shares we sold to the Treasury as soon as possible. However, any redemption would reduce our capital and we cannot redeem stock unless our Board and our regulators conclude it is consistent with safety, soundness, and other corporate and regulatory considerations. Those considerations could constrain our ability to redeem the preferred shares, especially in the short term, unless we create or raise an acceptable amount of replacement capital. Creating new capital typically relies upon retaining earnings. Raising new capital could be significantly dilutive to existing shareholders, especially under current market conditions, and it may not be feasible if, at the time we wish to go to market, the market is disrupted or perceives us unfavorably.

●	Interest Rates and Other Economic Changes. The Recovery Act will result in a substantial increase in government expenditures and could substantially increase government debt. It is not clear how those events will affect interest rates or the inflation rate, among other things, but both could rise as a result of the Act. As mentioned above, our businesses are very sensitive to changes in interest rates and sudden changes in rates often have had an adverse effect on us and other financial services companies. In addition, increased interest rates tend to dampen economic activity; if rates were sustained at relatively high levels the current economic recession could be prolonged or deepened, which would adversely affect our customers and us.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

          The following is a list of executive officers of the Corporation as of January 31, 2009. The executive officers generally are elected at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified. As shown in more detail below, during each of the last five fiscal years three of the executive officers were employed principally by the Corporation or its subsidiaries in an executive capacity (Messrs. Burkett, Hilliard, and Keen), three others were employed by the Corporation or its subsidiaries but did not hold an executive position during the entire period (Messrs. Gusmus, Olivier, and Tuggle), and the remainder were first employed by the Corporation during that period (Messrs. Daniel, Jordan, Losch, and Rose).

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions

Charles G. Burkett Age: 58

President – Tennessee and National Banking of the Corporation and the Bank (2004)

Prior to November, 2005, Mr. Burkett was President – First Tennessee Financial Services and Executive Vice President of the Corporation and the Bank. Prior to April 2004 Mr. Burkett was President – Retail Financial Services/Memphis Financial Services.

John M. Daniel Age: 54

Executive Vice President – Human Resources of the Corporation and the Bank (2008)

From September 2006 until July 2008, Mr. Daniel was Executive Vice President – Employee Services of the Corporation and the Bank. From January 2001 to September 2006, Mr. Daniel was Executive Vice President in charge of Human Resources for Regions Financial Corporation.

Frank J. Gusmus Jr. Age: 54

President – FTN Financial of the Corporation and the Bank (2008)

From August 2008 to October 2008, Mr. Gusmus served as Interim President – FTN Financial of the Corporation and Bank. Prior to that time over the past five years Mr. Gusmus held the following positions with the Bank or a subsidiary: from July 2007 to August 2008, Financial Services Manager, FTN Financial; from August 2006 to July 2007, Division Manager of Capital Markets, FTN Financial and President, FTN Financial Securities Corp.; from March 2005 to August 2006, Financial Services Manager, FTN Financial; and prior to March 2005, Chief Financial Officer, FTN Financial.

Herbert H. Hilliard Age: 61	Executive Vice President, Risk Management (2001) and Government Relations, and CRA (1988) of the Corporation and the Bank

D. Bryan Jordan Age: 47

President and Chief Executive Officer of the Corporation and the Bank (2008)

From May 2007 until September 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of the Corporation and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until April 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and, from November 2006, a Senior Executive Vice President of Regions.

James F. Keen Age: 58

Executive Vice President (2003), Chief Accounting Officer of the Corporation and the Bank (2008) and principal accounting officer

Mr. Keen was Corporate Controller of the Corporation from 1988 until July 2008, and of the Bank from 2001 until July 2008. In that capacity Mr. Keen was the Corporation’s principal accounting officer.

William C. Losch III Age: 38

Executive Vice President and Chief Financial Officer of the Corporation and the Bank (2009)

From 1998 to January 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to January 2009.

James Gregory Olivier Age: 46

Executive Vice President and Chief Credit Officer of the Corporation and the Bank (2007)

From December 2003 to June 2007, Mr. Olivier held the position of Executive Vice President – Credit Risk Manager for the Corporation and Bank. Prior to that time he served as Senior Vice President and Wholesale Credit Products Manager for Wachovia Corp.

Michael D. Rose Age: 66

Chairman of the Board of the Corporation and the Bank (2007)

Mr. Rose is the retired Chairman of Gaylord Entertainment Company, Nashville, Tennessee, a diversified hospitality and entertainment company. He served as Chairman of Gaylord Entertainment Company from April 2001 to May 2005. Mr. Rose has been director of the Corporation and Bank since 1984, and was a non-employee director until January 2007 when he was appointed Chairman of the Board.

Charles T. Tuggle, Jr. Age: 60

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

PART II

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2008 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2008 Annual Report to shareholders.

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for the Corporation’s Common Stock:

          The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2008, there were 7,515 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)

the Summary of Quarterly Financial Information Table (Table 27)(page 58), the Selected Financial and Operating Data Table (page 2), and the “Liquidity Management” subsection (beginning on page 32) of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section contained in the Corporation’s 2008 Annual Report to Shareholders,

(ii)	Note 18 to the Consolidated Financial Statements beginning on page 102 of the 2008 Annual Report to Shareholders, and

(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 5 and 6, respectively, of Item 1 of Part I of this report on Form 10-K.

The Corporation has provided the information required by Item 201(e) of Regulation S-K on page 152 of its 2008 Annual Report to Shareholders under the caption “Total Shareholder Return Performance Graph.” That information is not “filed” with this report and is not incorporated by reference herein.

(b) Sale of Unregistered Equity Securities:

          On November 14, 2008, the Corporation issued and sold to the U.S. Department of the Treasury (“Treasury”) 866,540 preferred shares and a ten-year warrant to purchase 12,743,235 common shares for a capital contribution of $866,540,000. The sale was in conjunction with the Treasury’s Capital Purchase Program (“CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”). Additional information concerning the CPP is presented under “EESA Legislation & TARP Participation” beginning on page 9 of this report. There was no underwriter associated with this transaction. The sale of preferred shares and the warrant in connection with the transaction was exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended. Except for such shares, during 2008 the Corporation sold no equity securities without registration under the Securities Act of 1933, as amended.

(c) Issuer Repurchases:

          Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity and prudent capital management. Pursuant to

Board authority, the Corporation may repurchase shares from time to time for general purposes and for its stock option and other compensation plans, and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Since becoming a participant in the U.S. Treasury’s capital purchase program, all purchase authorization is subject to substantial restrictions under that program. See “EESA Legislation & TARP Participation” beginning on page 9 of this report for additional information concerning those restrictions. Additional information concerning repurchase activity during the final three months of 2008 is presented in Table 14, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section appearing on pages 28 and 29 of the Corporation’s 2008 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6
SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation’s 2008 Annual Report to shareholders.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-62 and 148-150 of the Corporation’s 2008 Annual Report to Shareholders.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item is incorporated herein by reference to the “Interest Rate Risk Management” subsection of Note 26 to the Consolidated Financial Statements, and to the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, both of which appear, respectively, on pages 140-141 and on pages 29-32 of the Corporation’s 2008 Annual Report to Shareholders.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table appearing, respectively, on pages 66-147 and on page 58 of the Corporation’s 2008 Annual Report to Shareholders.

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

          Management’s Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 63-64 of the Corporation’s 2008 Annual Report to Shareholders and are incorporated herein by this reference.

          Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9A(T)
CONTROLS AND PROCEDURES

          Not applicable.

ITEM 9B
OTHER INFORMATION

          There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of 2008 that has not been reported.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation, the Audit Committee of the Corporation’s Board of Directors, members of the Audit Committee, and audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1—Election of Directors” section of the Corporation’s 2009 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange

Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2009 Proxy Statement.

          In 2008 there were no material amendments to the procedures, described in the Corporation’s 2009 Proxy Statement, by which security holders may recommend nominees to the Corporation’s Board of Directors.

          The Corporation’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of the Corporation and its subsidiaries. A copy of the Code has been filed (or incorporated by reference) as Exhibit 14 to this report and is posted on the Corporation’s current internet website (www.fhnc.com). (Click on “Investor Relations,” and then “Corporate Governance.”) A paper copy of the Code is available without charge upon written request addressed to the Corporate Secretary of the Corporation at its main office, 165 Madison Avenue, Memphis, Tennessee 38103. The Corporation intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on the Corporation’s internet website, the address for which is listed above.

ITEM 11
EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s 2009 Proxy Statement.

          The Corporation has provided the information required by Item 407(e)(5) of Regulation S-K in its 2009 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

          Equity Compensation Plan Information

          The following table provides information as of December 31, 2008 with respect to shares of Corporation common stock that may be issued under its existing equity compensation plans, including the following plans:

●	1990 Stock Option Plan (“1990 Plan”)

●	1995 & 1997 Employee Stock Option Plans (“1995 Plan” and “1997 Plan,” respectively)

●	2000 Employee Stock Option Plan (“Executive Plan”)

●	2003 Equity Compensation Plan (“2003 Plan”)

●	2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“Directors’ Plan”)

●	1995 Non-employee Directors’ Deferred Compensation Stock Option Plan (“1995 Directors’ Plan”)

●	1991, 1997, & 2002 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”)

          Of the 15,302,812 compensatory options outstanding at December 31, 2008, approximately 34.7% were issued in connection with employee and director cash deferral elections. The Corporation received approximately $36.7 million in employee cash deferrals and $2.5 million in non-employee directors and advisory board retainer and meeting fee deferrals. The opportunity to defer portions of their compensation in exchange for options has not been offered to employees, directors or advisory board members with respect to compensation earned at any time since January 1, 2005.

          The following table includes information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnotes (2) and (5) to the table set forth the total number of shares of Corporation common stock issuable upon the exercise of options under the expired plans as of December 31, 2008. No additional options may be granted under those expired plans.

          The numbers of shares covered by stock options, as well as the option prices, reported in the following table have been adjusted proportionately to reflect the estimated economic effects of dividends paid in common stock effective October 1, 2008 and January 2, 2009. The cumulative compound adjustment factor related to those two dividends is 4.9547%. For administrative reasons outstanding options have not been formally adjusted at this time; however, administrative action has been taken which in most cases will provide the same economic and dilutive effect as an adjustment if and when affected options are exercised.

Equity Compensation Plan Information

	A		B	C

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)

Equity Compensation Plans Approved by Shareowners (1)	5,538,156	(2)	$31.36	3,494,124 (3)

Equity Compensation Plans Not Approved by Shareowners (4)	9,764,657	(5)	$31.22	—

Total	15,302,812		$31.27	3,494,124

In the table, column C shows the number of shares available for future award grants under the plans indicated at December 31, 2008, assuming eventual full exercise or issuance of all shares covered by awards outstanding on that date. Shares covered by outstanding options are shown in column A. A total of 1,520,408 shares are covered by outstanding awards other than options, including 1,301,392 under plans approved by shareowners and 219,016 under plans not approved by shareowners.

(1)	Consists of the Executive Plan, Directors’ Plan, 1995 Directors’ Plan, 1995 Plan, 1990 Plan, and the 2003 Plan.

(2)

Includes 976,312 outstanding options issued in connection with employee and non-employee director cash deferrals of approximately $7.6 million. Also includes information for equity compensation plans that have expired. The Directors’ Plan, the 1995 Directors’ Plan, the 1995 Plan and the 1990 Plan were approved by shareholders in 2000, 1995, 1995 and 1990, respectively. The plans expired January 2007, June 1999, April 2005 and April 2000, respectively. As of December 31, 2008, a total of 1,233,069 shares of Corporation common stock were issuable upon the exercise of outstanding options under these expired plans. No additional options may be granted under these expired plans.

(3)	As of December 31, 2008, an aggregate of 3,494,124 shares were available for awards other than options under the 2003 Plan.

(4)	Consists of the 1997 Plan and the Advisory Board Plans.

(5)

Includes 4,339,104 outstanding options issued in connection with employee and advisory board cash deferrals of approximately $31.7 million. Also includes information for equity compensation plans that have expired or terminated. The 1997 Bank Director and Advisory Board Member Deferral Plan and the 1991 Bank Director and Advisory Board Member Deferral Plan expired in January 2002 and January 1997, respectively, and the 2002 Bank Director and Advisory Board Member Deferral Plan was terminated in April 2005. As of December 31, 2008, a total of 9,764,657 shares of Corporation common stock were issuable upon the exercise of outstanding options under these expired or terminated plans. No additional options may be granted under these expired or terminated plans.

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

          As of December 31, 2008, options covering 9,701,515 shares of Corporation common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 17,907,808 shares had been exercised during the life of the plan. Of the options outstanding under the 1997 Plan, approximately 44% were issued in connection with employee cash deferral elections. The Corporation received approximately $31.2 million in cash deferrals to offset a portion of the exercise price. The 1997 Plan was filed as Exhibit 10(c) in the Corporation’s Form 10-Q for the quarter ended September 30, 2002, filed with the SEC, and is listed as Exhibit 10.2(d) to this Report. An amendment to the Plan is filed as Exhibit 10.2(h) to this Report.

                              The Advisory Board Plans

          The Advisory Board Plans were adopted by the Board of Directors in October 2001, January 1997 and January 1991. The 2002 Advisory Board Plan was terminated in 2005, and the 1997 and 1991 plans expired in 2002 and 1997, respectively.

          Options granted under the Advisory Board Plans were granted only to regional and advisory board members, or to directors of certain bank affiliates, in any case who were not employees. The options were granted in lieu of the participants receiving retainers or attendance fees for bank board and advisory board meetings. The number of shares subject to grant equaled the amount of fees/retainers earned divided by one half of the fair market value of one share of common stock on the date of the option grant. The exercise price plus the amount of fees foregone equaled the fair market value of the stock on the date of the grant. The options were vested at the grant date. Those granted on or prior to January 2, 2004 have a term of 20 years, while those granted on or after July 1, 2004 have a term of 10 years.

          As of December 31, 2008, options covering 63,142 shares of Corporation common stock were outstanding under the Advisory Board Plans, zero shares remained available for future option grants, and options covering 178,484 shares had been exercised during the life of the plan.

          The 1997 and 1991 Advisory Board Plans were filed as Exhibits 10(t) and 10(u), respectively, to the Corporation’s 2002 Form 10-K, and are listed as Exhibits 10.1(f) and 10.1(g) to this Report. The 2002 Advisory Board Plan was filed as Exhibit 10(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and is listed as Exhibit 10.1(h) to this Report. An amendment to these Plans is filed as Exhibit 10.2(h) to this Report.

Beneficial Ownership of Corporation Stock

          The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of the Corporation’s 2009 Proxy Statement.

Change in Control Arrangements

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          A portion of the information called for by this Item is incorporated herein by reference to the “Transactions with Related Persons” section of the 2009 Proxy Statement. The Corporation’s independent directors and nominees are identified in the first paragraph of the “Independence and Categorical Standards” section of the 2009 Proxy Statement, which paragraph is incorporated herein by reference.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

          In July 2003, the Audit Committee of the Board of Directors adopted a policy providing for pre-approval of all audit and non-audit services to be performed by the Corporation’s registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the

SEC. Services either may be approved in advance by the Audit Committee specifically on a case-by-case basis (“specific pre-approval”) or may be approved in advance (“advance pre-approval”). Advance pre-approval requires the Committee to identify in advance the specific types of service that may be provided and the fee limits applicable to such types of service, which limits may be expressed as a limit by type of service or by category of services. Unless the type of service to be provided by the Corporation’s registered public accounting firm has received advance pre-approval under the policy and the fee for such service is within the limit pre-approved, the service will require specific pre-approval by the Committee. The terms of and fee for the annual audit engagement must receive the specific pre-approval of the Committee. “Audit,” “Audit-related,” “Tax,” and “All Other” services, as those terms are defined in the policy, have the advance pre-approval of the Committee, but only to the extent those services have been specified by the Committee and only in amounts that do not exceed the fee limits specified by the Committee. Such advance pre-approval is to be for a term of 12 months following the date of pre-approval unless the Committee specifically provides for a different term. Unless the Committee specifically determines otherwise, the aggregate amount of the fees pre-approved for All Other services for the fiscal year must not exceed seventy-five percent (75%) of the aggregate amount of the fees pre-approved for the fiscal year for Audit services, Audit-related services, and those types of Tax services that represent tax compliance or tax return preparation. The policy delegates the authority to pre-approve services to be provided by the Corporation’s registered public accounting firm, other than the annual audit engagement and any changes thereto, to the Chairperson of the Committee. The Chairperson may not, however, make a determination that causes the 75% limit described above to be exceeded. Any service pre-approved by the Chairperson will be reported to the Committee at its next regularly scheduled meeting.

          Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the “Vote Item No. 2” section of the 2009 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2008 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2008 Annual Report to shareholders.

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements:

Page 66*	1.	Consolidated Statements of Condition as of December 31, 2008 and 2007.

Page 67*	2.	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Page 68*	3.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006.

Page 69*	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Pages 70-147*	5.	Notes to the Consolidated Financial Statements

Pages 64-65*	6.	Reports of Independent Registered Public Accounting Firm

*

The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation’s 2008 Annual Report to Shareholders.

Financial Statement Schedules: Not applicable.

Exhibits:

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

The phrase “2008 named executive officers” refers to those executive officers whose 2008 compensation is described in detail in the Corporation’s 2009 Proxy Statement.

3.1	Amended and Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-04.

3.2	Amendment to Charter, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 18, 2008.

3.3

Articles of Amendment of the Amended and Restated Charter of First Horizon National Corporation, designating Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

3.4	Bylaws of the Corporation, as amended and restated as of November 19, 2008, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

3.5

Warrant to Purchase Common Stock dated November 14, 2008 issued in connection with sale of preferred stock under the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

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

4.2

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2008 Annual Report to Shareholders. At December 31, 2008, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

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

*10.1(a2)

Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

*10.2(b1)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(b2)	Amendment to 1992 Restricted Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2(b2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.2(c)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(d)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e)	2000 Employee Stock Option Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.2(f)	2003 Equity Compensation Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.2(g)

Amendments to certain Stock-Based and Incentive Plans of First Horizon National Corporation, amending the 2003 Equity Compensation Plan, the 2002 Management Incentive Plan, and the Non-Employee Directors’ Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed July 17, 2008.

*10.2(h)+	Amended and Restated Amendments to Certain Stock-Based Plans of First Horizon National Corporation Related to Capital Adjustments, approved December 15, 2008.

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

*10.4(b)

Form of Notice of 2006 LTIP award, used for mid-year awards, under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(e) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

*10.4(c)	Form of 2006 Promotional Performance Share Unit grant notice to Mr. Baker, incorporated herein by reference to Exhibit 10.5(i) of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

*10.4(d)	Form of Performance Stock Units Grant Notice [2007], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.4(e1)

Form of Performance Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.4(e2)+	Text of Notice Announcing Modification of Performance Goal Calculation Method Related to 2008 Executive Awards of Performance Restricted Stock.

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

*10.5(j)

Form of Management Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(k)+	Sections of Director Policy pertaining to compensation and retirement.

*10.5(l)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(m)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.5(n)

Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.5(o)

Form of Retention Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*Management Cash Incentive Plan Documents

*10.6(a)	2002 Management Incentive Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

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

*10.6(c)	Firstpower Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

Other Material Contract Exhibits relating to Employment, Retirement, Severance, or Separation

*10.7(a1)

February 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a2) to the Corporation’s Current Report on Form 8-K dated February 20, 2007.

*10.7(a2)

Form of Amendment to February 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a4) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(b)

October 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a5) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(c)

Form of Change in Control Severance Agreement offered to executive officers on or after November 14, 2008, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.7(d)

Form of Pension Restoration Plan (amended and restated as of January 1, 2008), incorporated herein by reference to Exhibit 10.7(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(e)	Conformed copy of J. Kenneth Glass Retirement Agreement, incorporated by reference to Exhibit 10.7(l) to the Corporation’s Current Report on Form 8-K dated March 21, 2007.

*10.7(f)	Conformed copy of offer letter concerning employment of D. Bryan Jordan, incorporated by reference to Exhibit 10.7(m) to the Corporation’s Current Report on Form 8-K dated April 13, 2007.

*10.7(g)	Form of Elbert L. Thomas, Jr. Retirement Agreement, incorporated herein by reference to Exhibit 10.7(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

*10.7(h)

Conformed copy of Retirement Agreement with John P. O’Connor, Jr., incorporated herein by reference to Exhibit 10.7(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

*10.7(i)

Conformed copy of Retirement Agreement with Gerald L. Baker, incorporated herein by reference to Exhibit 10.7(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*10.7(j)

Conformed copy of Separation Agreement with Sarah L. Meyerrose dated August 12, 2008, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 14, 2008.

*10.7(k)

Conformed copy of offer letter concerning employment of William C. Losch, III (principal financial officer), incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.7(l)+	Conformed copy of Retention Agreement with Frank J. Gusmus Jr. dated January 8, 2009

Other Material Contract Exhibits related to Management or Directors

*10.8(a)

Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.8(b)

Description of other compensation and benefit arrangements for the Corporation’s non-employee directors, incorporated herein by reference to Exhibit 10.7(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.8(c)	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.8(d1)

2004 Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

*10.8(d2)

Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers, incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.8(e)

Form of Indemnity Agreement with directors and executive officers (April 2008 revision), incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.8(f)+	Description of Certain Benefits Available to Executive Officers.

*10.8(g)	Form of Split Dollar Life Insurance Agreement [Thomas], incorporated herein by reference to Exhibit 10.7(p) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

*10.8(h)	Form of Split Dollar Life Insurance Agreement [O’Connor], incorporated herein by reference to Exhibit 10.7(q) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

*10.8(i)	Description of salaries of the 2007 named executive officers, incorporated herein by reference to Exhibit 10.7(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.8(j)

2008 annualized salary rate of D. Bryan Jordan, changed effective September 1, 2008, incorporated herein by reference to Exhibit 10.7(x) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*10.8(k)	2008 annualized salary rate of Thomas C. Adams, Jr., incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

*10.8(l)+	Annualized salary rates in effect at January 1, 2009 of Charles T. Tuggle, Jr. and Frank J. Gusmus Jr.

*10.8(m)

Description of special bonus paid to Elbert L. Thomas, Jr., incorporated herein by reference to Exhibit 10.7(w) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*10.8(n)

Form of letter agreement with executive officers related to compensation, in conformity with the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

*10.8(o)

Form of waiver required of initial senior executive officers in connection with sale of preferred stock under the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

Other Material Contract Exhibits

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

10.13

Letter agreement dated November 14, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement – Standard Terms, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

13+

Pages 2 through 150 of the First Horizon National Corporation 2008 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14+	Code of Ethics for Senior Financial Officers.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Power of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 26, 2009	By:	/s/ William C. Losch III

William C. Losch III, Executive Vice
President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

D. Bryan Jordan *	President, Chief Executive Officer,	February 26, 2009
and Director (principal executive officer)
D. Bryan Jordan

William C. Losch III*	Executive Vice President and Chief	February 26, 2009
Financial Officer (principal financial officer)
William C. Losch III

James F. Keen*	Executive Vice President and	February 26, 2009
Chief Accounting Officer (principal
James F. Keen	accounting officer)

Michael D. Rose*	Chairman of the Board and Director	February 26, 2009

Michael D. Rose

Robert B. Carter*	Director	February 26, 2009

Robert B. Carter

Simon F. Cooper*	Director	February 26, 2009

Simon F. Cooper

Mark A. Emkes*	Director	February 26, 2009

Mark A. Emkes

James A. Haslam, III*	Director	February 26, 2009

James A. Haslam, III

R. Brad Martin*	Director	February 26, 2009

R. Brad Martin

Vicki R. Palmer *	Director	February 26, 2009

Vicki R. Palmer

Colin V. Reed*	Director	February 26, 2009

Colin V. Reed

William B. Sansom*	Director	February 26, 2009

William B. Sansom

Luke Yancy III*	Director	February 26, 2009

Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	February 26, 2009

Clyde A. Billings, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

The phrase “2008 named executive officers” refers to those executive officers whose 2008 compensation is described in detail in the Corporation’s 2009 Proxy Statement.

3.1	Amended and Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-04.

3.2	Amendment to Charter, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 18, 2008.

3.3

Articles of Amendment of the Amended and Restated Charter of First Horizon National Corporation, designating Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

3.4	Bylaws of the Corporation, as amended and restated as of November 19, 2008, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

3.5

Warrant to Purchase Common Stock dated November 14, 2008 issued in connection with sale of preferred stock under the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

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

4.2

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2008 Annual Report to Shareholders. At December 31, 2008, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

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

*10.1(a2)

Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

*10.2(b1)	1992 Restricted Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 3-31-99.

*10.2(b2)	Amendment to 1992 Restricted Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2(b2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.2(c)	1995 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Current Report on Form 8-K dated July 19, 2005.

*10.2(d)	1997 Employee Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 9-30-02.

*10.2(e)	2000 Employee Stock Option Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.2(f)	2003 Equity Compensation Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.2(g)

Amendments to certain Stock-Based and Incentive Plans of First Horizon National Corporation, amending the 2003 Equity Compensation Plan, the 2002 Management Incentive Plan, and the Non-Employee Directors’ Deferred Compensation Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed July 17, 2008.

*10.2(h)+	Amended and Restated Amendments to Certain Stock-Based Plans of First Horizon National Corporation Related to Capital Adjustments, approved December 15, 2008.

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

*10.4(b)

Form of Notice of 2006 LTIP award, used for mid-year awards, under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10.4(e) to the Corporation’s Current Report on Form 8-K dated October 18, 2006.

*10.4(c)	Form of 2006 Promotional Performance Share Unit grant notice to Mr. Baker, incorporated herein by reference to Exhibit 10.5(i) of the Corporation’s Current Report on Form 8-K dated February 14, 2006.

*10.4(d)	Form of Performance Stock Units Grant Notice [2007], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.4(e1)

Form of Performance Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.4(e2)+	Text of Notice Announcing Modification of Performance Goal Calculation Method Related to 2008 Executive Awards of Performance Restricted Stock.

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

*10.5(j)

Form of Management Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(k)+	Sections of Director Policy pertaining to compensation and retirement.

*10.5(l)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(m)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.5(n)

Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.5(o)

Form of Retention Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*Management Cash Incentive Plan Documents

*10.6(a)	2002 Management Incentive Plan, as amended and restated April 14, 2008, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

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

*10.6(c)	Firstpower Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

Other Material Contract Exhibits relating to Employment, Retirement, Severance, or Separation

*10.7(a1)

February 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a2) to the Corporation’s Current Report on Form 8-K dated February 20, 2007.

*10.7(a2)

Form of Amendment to February 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a4) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(b)

October 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a5) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(c)

Form of Change in Control Severance Agreement offered to executive officers on or after November 14, 2008, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.7(d)

Form of Pension Restoration Plan (amended and restated as of January 1, 2008), incorporated herein by reference to Exhibit 10.7(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(e)	Conformed copy of J. Kenneth Glass Retirement Agreement, incorporated by reference to Exhibit 10.7(l) to the Corporation’s Current Report on Form 8-K dated March 21, 2007.

*10.7(f)	Conformed copy of offer letter concerning employment of D. Bryan Jordan, incorporated by reference to Exhibit 10.7(m) to the Corporation’s Current Report on Form 8-K dated April 13, 2007.

*10.7(g)	Form of Elbert L. Thomas, Jr. Retirement Agreement, incorporated herein by reference to Exhibit 10.7(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

*10.7(h)

Conformed copy of Retirement Agreement with John P. O’Connor, Jr., incorporated herein by reference to Exhibit 10.7(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

*10.7(i)

Conformed copy of Retirement Agreement with Gerald L. Baker, incorporated herein by reference to Exhibit 10.7(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*10.7(j)

Conformed copy of Separation Agreement with Sarah L. Meyerrose dated August 12, 2008, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 14, 2008.

*10.7(k)

Conformed copy of offer letter concerning employment of William C. Losch, III (principal financial officer), incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.7(l)+	Conformed copy of Retention Agreement with Frank J. Gusmus Jr. dated January 8, 2009

Other Material Contract Exhibits related to Management or Directors

*10.8(a)

Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.8(b)

Description of other compensation and benefit arrangements for the Corporation’s non-employee directors, incorporated herein by reference to Exhibit 10.7(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.8(c)	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to the Corporation’s 2003 Annual Report on Form 10-K.

*10.8(d1)

2004 Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

*10.8(d2)

Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers, incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.8(e)

Form of Indemnity Agreement with directors and executive officers (April 2008 revision), incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.8(f)+	Description of Certain Benefits Available to Executive Officers.

*10.8(g)	Form of Split Dollar Life Insurance Agreement [Thomas], incorporated herein by reference to Exhibit 10.7(p) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

*10.8(h)	Form of Split Dollar Life Insurance Agreement [O’Connor], incorporated herein by reference to Exhibit 10.7(q) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

*10.8(i)	Description of salaries of the 2007 named executive officers, incorporated herein by reference to Exhibit 10.7(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.8(j)

2008 annualized salary rate of D. Bryan Jordan, changed effective September 1, 2008, incorporated herein by reference to Exhibit 10.7(x) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*10.8(k)	2008 annualized salary rate of Thomas C. Adams, Jr., incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

*10.8(l)+	Annualized salary rates in effect at January 1, 2009 of Charles T. Tuggle, Jr. and Frank J. Gusmus Jr.

*10.8(m)

Description of special bonus paid to Elbert L. Thomas, Jr., incorporated herein by reference to Exhibit 10.7(w) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*10.8(n)

Form of letter agreement with executive officers related to compensation, in conformity with the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

*10.8(o)

Form of waiver required of initial senior executive officers in connection with sale of preferred stock under the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

Other Material Contract Exhibits

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

10.13

Letter agreement dated November 14, 2008 with the U.S. Department of the Treasury, including Securities Purchase Agreement – Standard Terms, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

13+

Pages 2 through 150 of the First Horizon National Corporation 2008 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14+	Code of Ethics for Senior Financial Officers.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Power of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)