Form 10-Q
period 2009-03-31
FIRST HORIZON NATIONAL CORP
filed 2009-05-07
CIK 36966

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2009

Common Stock, $.625 par value	211,594,836

FIRST HORIZON NATIONAL CORPORATION
INDEX

Part I. Financial Information

Part II. Other Information

Signatures

Exhibit Index
EX-10.4(F)
EX-10.5(O)
EX-10.5(P)
EX-10.5(Q)
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

The Consolidated Condensed Statements of Condition

The Consolidated Condensed Statements of Income

The Consolidated Condensed Statements of Equity

The Consolidated Condensed Statements of Cash Flows

The Notes to Consolidated Condensed Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
First Horizon National Corporation

	March 31		December 31
(Dollars in thousands)(Unaudited)	2009	2008	2008

Assets:
Cash and due from banks	$438,181	$851,875	$552,423
Federal funds sold and securities purchased under agreements to resell	515,858	898,615	772,357

Total cash and cash equivalents	954,039	1,750,490	1,324,780

Interest-bearing cash	1,174,442	46,382	207,792
Trading securities	933,316	1,553,053	945,766
Loans held for sale	643,518	3,616,018	566,654
Loans held for sale-divestiture	—	207,672	—
Securities available for sale (Note 3)	3,016,013	3,034,558	3,125,153
Securities held to maturity (fair value of $ - on March 31, 2009) (Note 3)	—	240	—
Loans, net of unearned income (Note 4)	20,572,477	21,932,020	21,278,190
Less: Allowance for loan losses	940,932	483,203	849,210

Total net loans	19,631,545	21,448,817	20,428,980

Mortgage servicing rights (Note 5)	381,024	895,923	376,844
Goodwill (Note 6)	192,408	192,408	192,408
Other intangible assets, net (Note 6)	43,446	52,017	45,082
Capital markets receivables	1,502,033	1,680,057	1,178,932
Premises and equipment, net	330,299	382,488	333,931
Real estate acquired by foreclosure	132,653	106,018	125,538
Other assets	2,273,288	2,293,045	2,170,120
Other assets-divestiture	—	8,759	—

Total assets	$31,208,024	$37,267,945	$31,021,980

Liabilities and equity:
Deposits:
Savings	$4,396,213	$4,217,215	$4,824,939
Time deposits	2,152,837	2,648,339	2,294,644
Other interest-bearing deposits	1,868,902	1,986,556	1,783,362
Interest-bearing deposits-divestiture	—	99,370	—
Certificates of deposit $100,000 and more	1,583,928	2,222,016	1,382,236
Certificates of deposit $100,000 and more-divestiture	—	1,153	—

Interest-bearing	10,001,880	11,174,649	10,285,181
Noninterest-bearing	4,908,175	4,995,696	3,956,633
Deposits-divestiture	—	18,197	—

Total deposits	14,910,055	16,188,542	14,241,814

Federal funds purchased and securities sold under agreements to repurchase	2,264,077	3,678,217	1,751,079
Federal funds purchased and securities sold under agreements to repurchase — divestiture	—	11,572	—
Trading liabilities	288,029	531,259	359,502
Other short-term borrowings and commercial paper	3,827,278	4,753,582	4,279,689
Term borrowings	3,353,464	6,060,795	4,022,297
Other collateralized borrowings	736,172	809,273	745,363

Total long-term debt	4,089,636	6,870,068	4,767,660

Capital markets payables	1,383,447	1,688,870	1,115,428
Other liabilities	937,826	1,136,461	932,176
Other liabilities-divestiture	—	1,870	—

Total liabilities	27,700,348	34,860,441	27,447,348

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock — no par value (shares authorized - 5,000,000; shares issued — series CPP 866,540 on March 31, 2009 and December 31, 2008) (Note 12)	786,582	—	782,680
Common stock — $.625 par value (shares authorized - 400,000,000; shares issued - 211,594,836 on March 31, 2009; 136,617,661 on March 31, 2008; and 210,758,319 on December 31, 2008) *	132,247	79,242	128,302
Capital surplus	1,087,252	362,823	1,048,602
Capital surplus common stock warrant — CPP (Note 12)	83,860	—	83,860
Undivided profits	1,265,073	1,704,559	1,387,854
Accumulated other comprehensive loss, net	(142,503)	(34,397)	(151,831)

Total First Horizon National Corporation Shareholders’ Equity	3,212,511	2,112,227	3,279,467

Noncontrolling interest (Note 12)	295,165	295,277	295,165

Total equity	3,507,676	2,407,504	3,574,632

Total liabilities and equity	$31,208,024	$37,267,945	$31,021,980

See accompanying notes to consolidated financial statements. Certain previously reported amounts have been reclassified to agree with current presentation.

*	Outstanding shares have been restated to reflect stock dividends declared through March 31, 2009.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
First Horizon National Corporation

	Three Months Ended
	March 31
(Dollars in thousands except per share data)(Unaudited)	2009	2008

Interest income:
Interest and fees on loans	$205,739	$331,676
Interest on investment securities	40,102	40,735
Interest on loans held for sale	7,732	58,438
Interest on trading securities	15,655	35,896
Interest on other earning assets	865	9,698

Total interest income	270,093	476,443

Interest expense:
Interest on deposits:
Savings	15,404	25,888
Time deposits	18,244	31,502
Other interest-bearing deposits	1,068	5,906
Certificates of deposit $100,000 and more	9,459	31,068
Interest on trading liabilities	5,468	9,615
Interest on short-term borrowings	4,263	70,049
Interest on long-term debt	19,600	74,323

Total interest expense	73,506	248,351

Net interest income	196,587	228,092
Provision for loan losses	300,000	240,000

Net interest (expense) after provision for loan losses	(103,413)	(11,908)

Noninterest income:
Capital markets	214,224	131,457
Mortgage banking	115,749	158,712
Deposit transactions and cash management	39,032	42,553
Insurance commissions	6,918	8,144
Trust services and investment management	6,820	9,109
Gains/(losses) from loan sales and securitizations	969	(4,097)
Equity securities gains/(losses), net	(2)	65,015
Debt securities gains/(losses), net	—	931
Losses on divestitures	—	(995)
All other income and commissions	24,159	38,247

Total noninterest income	407,869	449,076

Adjusted gross income after provision for loan losses	304,456	437,168

Noninterest expense:
Employee compensation, incentives and benefits	248,511	287,470
Operations services	16,539	18,964
Occupancy	16,050	28,591
Legal and professional fees	14,108	15,021
Equipment rentals, depreciation and maintenance	8,698	15,011
Communications and courier	7,204	11,004
Amortization of intangible assets	1,636	2,440
All other expense	104,582	55,715

Total noninterest expense	417,328	434,216

Income/(loss) before income taxes	(112,872)	2,952
Benefit for income taxes	(47,777)	(8,146)

Income/(loss) from continuing operations	(65,095)	11,098
Income from discontinued operations, net of tax	—	883

Net income/(loss)	$(65,095)	$11,981

Net income attributable to noncontrolling interest	$2,750	$4,061

Net income/(loss) attributable to controlling interest	$(67,845)	$7,920

Preferred stock dividends	14,956	—

Net income/(loss) available to common shareholders	$(82,801)	$7,920

Earnings/(loss) per share from continuing operations (Note 8)	$(0.39)	$0.05

Diluted earnings/(loss) per share from continuing operations (Note 8)	$(0.39)	$0.05

Earnings/(loss) per share available to common shareholders (Note 8)	$(0.39)	$0.06

Diluted earnings/(loss) per share available to common shareholders (Note 8)	$(0.39)	$0.06

Weighted average common shares (Note 8)	210,413	135,896

Diluted average common shares (Note 8)	210,413	136,496

See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
First Horizon National Corporation

	2009			2008
		Noncontrolling			Noncontrolling
(Dollars in thousands)(Unaudited)	Controlling Interest	Interest	Total	Controlling Interest	Interest	Total

Balance, January 1	$3,279,467	$295,165	$3,574,632	$2,135,596	$295,277	$2,430,873
Adjustment to reflect adoption of measurement date provisions for SFAS No. 157	—	—	—	(12,502)	—	(12,502)
Adjustment to reflect change in accounting for split dollar life insurance arrangements (EITF Issue No. 06-4)	—	—	—	(8,530)	—	(8,530)
Net income/(loss)	(67,845)	2,750	(65,095)	7,920	4,061	11,981
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Cash flow hedges	—	—	—	(6)	—	(6)
Securities available for sale	15,060	—	15,060	13,179	—	13,179
Recognized pension and other employee benefit plans net periodic benefit costs	(5,732)	—	(5,732)	531	—	531

Comprehensive income/(loss)	(58,517)	2,750	(55,767)	21,624	4,061	25,685

Preferred stock — (CPP) accretion	3,902	—	3,902	—	—	—
Preferred stock — (CPP) dividends	(14,945)	—	(14,945)	—	—	—
Cash dividends declared	—	—	—	(25,220)	—	(25,220)
Common stock repurchased	(110)	—	(110)	(68)	—	(68)
Common stock issued for:
Stock options and restricted stock	438	—	438	1,120	—	1,120
Excess tax benefit (shortfall) from stock-based compensation arrangements	—	—	—	(1,531)	—	(1,531)
Stock-based compensation expense	2,276	—	2,276	1,738	—	1,738
Dividends paid to noncontrolling interest of subsidiary preferred stock	—	(2,750)	(2,750)	—	(4,061)	(4,061)

Balance, March 31	$3,212,511	$295,165	$3,507,676	$2,112,227	$295,277	$2,407,504

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(Dollars in thousands)	2009	2008

Operating Activities
Net income/(loss)	$(65,095)	$11,981
Adjustments to reconcile net (loss)/income to net cash provided/(used) by operating activities:
Provision for loan losses	300,000	240,000
Benefit for deferred income tax	(79,844)	(8,146)
Depreciation and amortization of premises and equipment	8,502	11,815
Amortization of intangible assets	1,636	2,440
Net other amortization and accretion	11,420	12,809
Decrease/(increase) in derivatives, net	132,651	(372,772)
Market value adjustment on mortgage servicing rights	(26,734)	259,041
Provision for foreclosure reserve	17,623	2,759
Loss on divestitures	—	995
Stock-based compensation expense	2,276	1,738
Excess tax benefit (shortfall) from stock-based compensation arrangements	—	1,531
Equity securities (gains)/losses, net	2	(65,015)
Debt securities (gains)/losses, net	—	(931)
Gains on repurchases of debt	(60)	—
Net losses on disposal of fixed assets	1,560	3,827
Net (increase)/decrease in:
Trading securities	30,665	200,493
Loans held for sale	(76,864)	(122,806)
Capital markets receivables	(323,101)	(1,155,638)
Interest receivable	(1,239)	13,929
Other assets	(216,541)	167,879
Net increase/(decrease) in:
Capital markets payables	268,019	1,102,512
Interest payable	(10,704)	(11,387)
Other liabilities	61,466	(279,058)
Trading liabilities	(71,473)	(24,885)

Total adjustments	29,260	(18,870)

Net cash used by operating activities	(35,835)	(6,889)

Investing Activities
Available for sale securities:
Sales	8,566	80,590
Maturities	149,505	237,946
Purchases	(21,833)	(230,535)
Premises and equipment:
Purchases	(6,430)	(8,019)
Net (increase)/decrease in:
Securitization retained interests classified as trading securities	(18,215)	14,889
Loans	476,224	88,162
Interest-bearing cash	(966,650)	(6,960)
Cash payments related to divestitures	—	(15,656)

Net cash provided/(used) by investing activities	(378,833)	160,417

Financing Activities
Common stock:
Exercise of stock options	—	511
Cash dividends paid	—	(25,220)
Repurchase of shares	(109)	(68)
Cash dividends paid — preferred stock — CPP	(10,952)	—
Cash dividends paid — preferred stock — noncontrolling interest	(4,209)	(4,679)
Excess tax benefit from stock-based compensation arrangements	—	(1,531)
Long-term debt:
Issuance	—	4,502
Payments/Maturities	(664,929)	(47,264)
Cash paid for repurchase of debt	(4,710)	—
Net increase/(decrease) in:
Deposits	668,249	(758,816)
Short-term borrowings	60,587	169,812

Net cash provided/(used) by financing activities	43,927	(662,753)

Net decrease in cash and cash equivalents	(370,741)	(509,225)

Cash and cash equivalents at beginning of period	1,324,780	2,259,715

Cash and cash equivalents at end of period	$954,039	$1,750,490

Total interest paid	$84,023	$258,300
Total income taxes paid	$106,246	$146,027

See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

Notes to Consolidated Condensed Financial Statements
Note 1 – Financial Information
The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (FHN), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the interim 2009 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2008 Annual Report to shareholders.
Investment Securities. Securities that FHN has the ability and positive intent to hold to maturity are classified as securities held to maturity and are carried at amortized cost. The amortized cost of all securities is adjusted for amortization of premium and accretion of discount to maturity, or earlier call date if appropriate, using the level yield method. Such amortization and accretion is included in interest income from securities. Investment securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the degree of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and FHN’s intent and ability to hold the security. Upon adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2) for the quarter ended March 31, 2009, the “intent and ability to hold to recovery” indicator was replaced for debt securities with a requirement that FHN’s management assert that it does not intend to sell a security and that it is not more-likely-than-not that it will have to sell the security prior to recovery for the debt security not to be considered other-than-temporarily impaired. Realized gains and losses for investment securities are determined by the specific identification method and reported in noninterest income. Declines in value judged to be other-than-temporary based on FHN’s analysis of the facts and circumstances related to an individual investment, including securities that FHN has the intent to sell, are also determined by the specific identification method and reported in noninterest income. After adoption of FSP FAS 115-2, for impaired debt securities that FHN does not intend to sell and that it is not more-likely-than-not that it will be required to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment recognized has been separated between the total impairment related to credit losses which is reported in noninterest income, and the impairment related to all other factors which is excluded from earnings and reported, net of tax, as a component of other comprehensive income within shareholders’ equity.
Securities that may be sold prior to maturity and equity securities are classified as securities available for sale and are carried at fair value. The unrealized gains and losses on securities available for sale, including debt securities for which no credit impairment exists, are excluded from earnings and are reported, net of tax, as a component of other comprehensive income within shareholders’ equity.
Loans Held for Sale and Securitization. In conjunction with the adoption of FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. This change in methodology had a minimal effect on the valuation of the applicable loans. Previously, fair values of these loans were determined through reference to recent security trade prices for similar products, published third party bids or observable whole loan sale prices with adjustments for differences in loan characteristics.
Accounting Changes. In April 2009, the FASB issued FSP FAS 115-2 which replaces the “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB Staff Position No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1) for debt securities. FSP FAS 115-2 specifies that for a debt security not to be considered other-than-temporarily impaired, an entity’s management must assert that it does not intend to sell the security and that it is not more-likely-than-not that the entity will have to sell the security prior to recovery of its cost basis. FSP FAS 115-2 requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provide additional factors that must be considered in an other-than-temporary

Note 1 — Financial Information (continued)
impairment analysis. FSP FAS 115-2 also provides that in periods in which other-than-temporary impairments are recognized, the total impairment must be presented in the investor’s income statement with an offset for the amount of total impairment that is recognized in other comprehensive income. FSP FAS 115-2 requires additional disclosures including a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. FSP FAS 115-2 is effective prospectively for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, provided that the provisions of FSP FAS 157-4 are early adopted as well. FHN applied the guidance of FSP FAS 115-2 when assessing debt securities for other-than-temporary impairment as of March 31, 2009 and the effects of adoption were not material.
In April 2009, the FASB issued FSP FAS 157-4 which provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly. FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types. FSP FAS 157-4 is effective prospectively for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, provided that the provisions of FSP FAS 115-2 are early adopted as well. FHN applied the guidance of FSP FAS 157-4 in its fair value measurements as of March 31, 2009 and the effects of adoption were not significant.
Effective January 1, 2009, FHN adopted the provisions of SFAS No. 157 for existing fair value measurement requirements related to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis. The effective date for the application of SFAS No. 157’s measurement framework to such non-financial assets and liabilities was previously delayed under FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”. SFAS No. 157 establishes a hierarchy to be used in performing measurements of fair value. Additionally, SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. SFAS No. 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The effect of adopting the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized at fair value on a non-recurring basis on January 1, 2009, was not significant to FHN. Effective January 1, 2008, FHN adopted SFAS No. 157 for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are remeasured at least annually. Upon the adoption of the provisions of SFAS No. 157 for financial assets and liabilities as well as non-financial assets and liabilities remeasured at least annually on January 1, 2008, a negative after-tax cumulative-effect adjustment of $12.5 million was made to the opening balance of undivided profits for interest rate lock commitments which FHN previously measured under the guidance of EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). The effect of the change in accounting for these interest rate lock commitments produced a $15.7 million negative effect on first quarter 2008 earnings as the $14.2 million positive effect of delivering the loans associated with the commitments existing at the beginning of that quarter was more than offset by a negative impact of $29.9 million for commitments remaining on the balance sheet at the end of that quarter that was previously deferred under EITF 02-3 until delivery of the associated loans. Substantially all commitments existing at August 31, 2008 were sold to MetLife Bank, N.A. (MetLife).
Effective January 1, 2009, FHN adopted Statement of Financial Accounting Standards No. 141-R, “Business Combinations” (SFAS No. 141-R) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141-R requires that an acquirer recognize the assets acquired and liabilities assumed in a business combination, as well as any noncontrolling interest in the acquiree, at their fair values as of the acquisition date, with limited exceptions. Additionally, SFAS No. 141-R provides that an acquirer cannot specify an effective date for a business combination that is separate from the acquisition date. SFAS No. 141-R also provides that acquisition-related costs which an acquirer incurs should be expensed in the period in which the costs are incurred and the services are received. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any noncontrolling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interests, respectively. Upon adoption, the retrospective application of SFAS No. 160’s presentation and disclosure requirements resulted in an

Note 1 — Financial Information (continued)
increase to consolidated net income of $4.1 million for first quarter 2008. FHN also recognized an increase of total shareholders’ equity of $295.2 million upon adoption of SFAS No. 160 as a result of reclassifying the noncontrolling interest previously recognized on the Consolidated Condensed Statements of Condition as “Preferred stock of subsidiary” as a separate component of equity.
Effective January 1, 2009, FHN adopted FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends SFAS No. 141-R to require that an acquirer recognize at fair value as of the acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. FSP FAS 141(R)-1 provides that if the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if information available before the end of the measurement period indicates that it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. Additionally, FSP FAS 141(R)-1 requires enhanced disclosures regarding assets and liabilities arising from contingencies which are recognized at the acquisition date of a business combination, including the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied. The adoption of FSP FAS 141(R)-1 had no effect on FHN’s statement of condition or results of operations.
Effective January 1, 2009, FHN adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures related to derivatives accounted for in accordance with SFAS No. 133 and reconsiders existing disclosure requirements for such derivatives and any related hedging items. The disclosures provided in SFAS No. 161 are required for both interim and annual reporting periods. Upon adoption of SFAS No. 161, FHN revised its disclosures accordingly.
FHN also adopted FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3) as of January 1, 2009, for initial transfers of financial assets executed after such date. FSP FAS 140-3 permits a transferor and transferee to separately account for an initial transfer of a financial asset and a related repurchase financing that are entered into contemporaneously with, or in contemplation of, one another if certain specified conditions are met at the inception of the transaction. FSP FAS 140-3 requires that the two transactions have a valid and distinct business or economic purpose for being entered into separately and that the repurchase financing not result in the initial transferor regaining control over the previously transferred financial asset. The effect of adopting FSP FAS 140-3 was immaterial to FHN.
Effective December 31, 2008, FHN adopted FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (EITF 99-20) to align its impairment model with the impairment model in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), resulting in a consistent determination of whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. Since FHN recognizes all retained interests from securitization transactions at fair value as trading securities and as all of its beneficial interests classified as available for sale securities are outside the scope of EITF 99-20, the effect of adopting FSP EITF 99-20-1 was immaterial to FHN.
Effective December 31, 2008, FHN adopted FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4) which requires additional disclosures related to transfers of financial assets as well as FHN’s involvement with variable interest entities and qualifying special purpose entities. Upon adoption of FSP FAS 140-4, FHN revised its disclosures accordingly.
Effective December 31, 2008, FHN adopted FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1). FSP FAS 133-1 requires sellers of credit derivatives and similar guarantee contracts to make disclosures regarding the nature, term, fair value, potential losses and recourse provisions for those contracts. Since FHN is not a seller of credit derivatives or similar financial guarantees, the effect of adopting FSP FAS 133-1 was immaterial to FHN.
Effective January 1, 2008, FHN adopted SFAS No. 159 which allows an irrevocable election to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or liability or upon the occurrence of certain

Note 1 — Financial Information (continued)
specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. Upon adoption of SFAS No. 159, FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes. Additionally, in accordance with SFAS No. 159’s amendment of SFAS No. 115, FHN began prospectively classifying cash flows associated with its retained interests in securitizations recognized as trading securities within investing activities in the Consolidated Condensed Statements of Cash Flows.
Effective January 1, 2008, FHN adopted SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB No. 109) prospectively for derivative loan commitments issued or modified after that date. SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. FHN did not elect fair value accounting for any other loan commitments under SFAS No. 159. The prospective application of SAB No. 109 and the prospective election to recognize substantially all new mortgage loan originations at fair value under SFAS No. 159 resulted in a positive impact of $58.1 million on first quarter 2008 pre-tax earnings. Such impact represented the estimated value of mortgage servicing rights included in (1) interest rate lock commitments entered into in first quarter 2008 that remained on the balance sheet at the end of that quarter and (2) mortgage warehouse loans originated in first quarter 2008 accounted for at elected fair value which remained on the balance sheet at the end of that quarter.
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
Effective January 1, 2008, FHN adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Upon adoption of FSP FIN 39-1, entities were permitted to change their previous accounting policy election to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 requires additional disclosures for derivatives and collateral associated with master netting arrangements, including the separate disclosure of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting arrangements as of the end of each reporting period for entities that made an accounting policy decision to not offset fair value amounts. FHN retained its previous accounting policy election to not offset fair value amounts recognized for derivative instruments under master netting arrangements upon adoption of FSP FIN 39-1, and has revised disclosure accordingly.
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

Note 1 — Financial Information (continued)
whether they complied with the revised shortcut criteria at their inception or should be dedesignated prospectively. The adoption of DIG E23 had no effect on FHN’s financial position or results of operations as all of FHN’s preexisting hedging relationships met the requirements of DIG E23 at their inception.
Accounting Changes Issued but Not Currently Effective. In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. FHN is currently assessing the effects of adopting FSP FAS 107-1.
In December 2008, FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), was issued. FSP FAS 132(R)-1 provides detailed disclosure requirements to enhance the disclosures about an employer’s plan assets currently required by Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132(R)). FSP FAS 132(R)-1 is effective prospectively for annual periods ending after December 15, 2009. FHN is currently assessing the effects of adopting FSP FAS 132(R)-1.

Note 2 — Acquisitions/Divestitures
Effective August 31, 2008, FHN sold more than 230 retail and wholesale mortgage origination offices nationwide, the loan origination and servicing platform, substantially all of FHN’s mortgage origination pipeline and related hedges, certain fixed assets and other associated assets to MetLife. MetLife did not acquire any portion of FHN’s mortgage loan warehouse. FHN retained its mortgage operations in and around Tennessee, continuing to originate home loans for customers in its regional banking market footprint. FHN also sold servicing assets, and related hedges, on $19.1 billion of first lien mortgage loans and associated custodial deposits. Additionally, FHN entered into a subservicing agreement with MetLife for the remainder of FHN’s servicing portfolio. MetLife generally paid book value for the assets and liabilities it acquired, less a purchase price reduction. The assets and liabilities related to the mortgage operations divested were included in the Mortgage Banking segment and were reflected as “divestiture” on the Consolidated Condensed Statements of Condition for the reporting period ending June 30, 2008. FHN recognized a loss on divestiture of $17.5 million in the third quarter 2008 and a gain on divestiture of $0.9 million in the fourth quarter of 2008. Gains and losses related to this transaction were included in the noninterest income section of the Consolidated Condensed Statements of Income as gains/losses on divestitures.
Due to efforts initiated by FHN in 2007 to improve profitability, FHN sold 34 branches in Atlanta, Baltimore, Dallas, and Northern Virginia which were outside the Regional Bank’s footprint. The First Horizon Bank branch sales were completed in 2008 resulting in losses of $1.0 million, $0.4 million, and $1.0 million in the first, second, and fourth quarters of 2008. Aggregate gains of $15.7 million were recognized in fourth quarter 2007 from the disposition of 15 of the branches. These transactions resulted in the transfer of certain loans, certain fixed assets (including branch locations), and assumption of all the deposit relationships of the First Horizon Bank branches that were divested. The assets and liabilities related to the First Horizon Bank branches were included in the Regional Banking segment and were reflected as “divestiture” on the Consolidated Condensed Statements of Condition for reporting periods ending prior to June 30, 2008. The gains and losses realized on the disposition of First Horizon Bank branches were included in the noninterest income section of the Consolidated Condensed Statements of Income as gains and losses on divestitures.
In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 — Investment Securities
The following tables summarize FHN’s securities held to maturity and available for sale on March 31, 2009 and 2008:

	On March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$47,932	$570	$—	$48,502
Government agency issued MBS (a)	1,156,691	49,272	—	1,205,963
Government agency issued CMO (a)	1,232,844	38,701	—	1,271,545
Other U.S. government agencies (a)	127,735	5,376	—	133,111
States and municipalities	62,220	18	—	62,238
Other	2,212	2	(57)	2,157
Equity (b)	292,484	107	(94)	292,497

Total securities available for sale (c)	$2,922,118	$94,046	$(151)	$3,016,013

(a)	Includes securities issued by government sponsored entities.

(b)	Includes FHLB and FRB stock, venture capital, money market, and cost method investments.

(c)	Includes $2.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of March 31, 2009, FHN had pledged $1.2 billion of available for sale securities as collateral for securities sold under repurchase agreements.

	On March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities held to maturity:
States and municipalities	$240	$2	$—	$242

Total securities held to maturity	$240	$2	$—	$242

Securities available for sale:
U.S. Treasuries	$43,042	$32	$—	$43,074
Government agency issued MBS (a)	1,351,601	21,132	—	1,372,733
Government agency issued CMO (a)	1,177,684	32,243	—	1,209,927
Other U.S. government agencies (a)	139,842	1,796	(90)	141,548
States and municipalities	26,530	—	(19)	26,511
Other	3,556	20	(49)	3,527
Equity (b)	237,252	8	(23)	237,237

Total securities available for sale (c)	$2,979,507	$55,231	$(181)	$3,034,557

(a)	Includes securities issued by government sponsored entities.

(b)	Includes FHLB and FRB stock, venture capital, money market, and cost method investments.

(c)	Includes $2.7 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of March 31, 2008, FHN had pledged $1.6 billion of available for sale securities as collateral for securities sold under repurchase agreements.

Note 3 — Investment Securities (continued)
The following tables provide information on investments within the available for sale portfolio that have unrealized losses on March 31, 2009 and 2008:

	On March 31, 2009
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries	$—	$—	$—	$—	$—	$—
Government agency issued MBS	—	—	—	—	—	—
Government agency issued CMO	—	—	—	—	—	—
Other U.S. government agencies	—	—	—	—	—	—
States and municipalities	—	—	—	—	—	—
Other	—	—	581	(57)	581	(57)

Total debt securities	—	—	581	(57)	581	(57)
Equity	—	—	137	(94)	137	(94)

Total temporarily impaired securities	$—	$—	$718	$(151)	$718	$(151)

FHN has reviewed investment securities that are in unrealized loss positions in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. FHN does not intend to sell the debt securities and it is not more-likely-than-not that FHN will be required to sell the securities prior to recovery and the decline in value is not attributable to credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost.

	On March 31, 2008
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries	$—	$—	$—	$—	$—	$—
Government agency issued MBS	—	—	—	—	—	—
Government agency issued CMO	—	—	—	—	—	—
Other U.S. government agencies	—	—	23,868	(90)	23,868	(90)
States and municipalities	1,481	(19)	—	—	1,481	(19)
Other	496	(4)	451	(45)	947	(49)

Total debt securities	1,977	(23)	24,319	(135)	26,296	(158)
Equity	209	(23)	—	—	209	(23)

Total temporarily impaired securities	$2,186	$(46)	$24,319	$(135)	$26,505	$(181)

Note 4 — Loans
The composition of the loan portfolio is detailed below:

	March 31		December 31
(Dollars in thousands)	2009	2008	2008

Commercial:
Commercial, financial and industrial	$7,716,733	$7,238,630	$7,863,727
Real estate commercial	1,501,964	1,345,526	1,454,040
Real estate construction	1,550,158	2,602,968	1,778,140
Retail:
Real estate residential	8,016,018	7,858,109	8,161,435
Real estate construction	772,982	1,814,863	980,798
Other retail	132,452	138,253	135,779
Credit card receivables	180,282	191,119	189,554
Real estate loans pledged against other collateralized borrowings	701,888	742,552	714,717

Loans, net of unearned income	20,572,477	21,932,020	21,278,190
Allowance for loan losses	940,932	483,203	849,210

Total net loans	$19,631,545	$21,448,817	$20,428,980

FHN has a significant concentration of loans secured by residential real estate (52 percent of total loans) primarily in three portfolios. The retail real estate residential portfolio including real estate loans pledged against other collateralized borrowings (42 percent of total loans) was primarily comprised of home equity lines and loans. While this portfolio has been stressed by the downturn in the housing market and rising unemployment, it contains loans extended to strong borrowers with high credit scores and is geographically diversified. The OTC portfolio (4 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing. The Residential CRE portfolio (6 percent of total loans) has also been negatively impacted by the housing industry downturn as builder liquidity has been severely stressed.
As of March 31, 2009, FHN had trust preferred loans to banks and insurance related businesses totaling $.5 billion (2 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced some stress during the current economic downturn.
On March 31, 2009, FHN did not have any concentrations of 10 percent or more of total Commercial, Financial, and Industrial loans in any single industry.
Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans and loans which have been restructured. On March 31, 2009 and 2008, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans on:

	March 31		December 31
(Dollars in thousands)	2009	2008	2008

Impaired loans	$526,282	$263,671	$474,090
Other nonaccrual loans*	606,826	273,581	579,558

Total nonperforming loans	$1,133,108	$537,252	$1,053,648

*	On March 31, 2009 and 2008, and on December 31, 2008, other nonaccrual loans included $14.5 million, $9.7 million, and $8.5 million, respectively, of loans held for sale.

Note 4 — Loans (continued)
Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008

Total interest income on impaired loans	$243	$62
Average balance of impaired loans	500,186	222,034

Activity in the allowance for loan losses related to non-impaired and impaired loans for the three months ended March 31, 2009 and 2008 is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2007	$325,883	$16,458	$342,341
Provision for loan losses	199,615	40,385	240,000
Charge-offs	(50,678)	(51,078)	(101,756)
Recoveries	2,610	8	2,618

Net charge-offs	(48,068)	(51,070)	(99,138)

Balance on March 31, 2008	$477,430	$5,773	$483,203

Balance on December 31, 2008	$836,907	$12,303	$849,210
Provision for loan losses	231,936	68,064	300,000
Charge-offs	(140,655)	(76,506)	(217,161)
Recoveries	6,981	1,902	8,883

Net charge-offs	(133,674)	(74,604)	(208,278)

Balance on March 31, 2009	$935,169	$5,763	$940,932

Note 5 — Mortgage Servicing Rights
FHN recognizes all its classes of mortgage servicing rights (MSR) at fair value. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $64 billion of mortgage loans on March 31, 2009, for which a servicing right has been capitalized.
Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. Due to ongoing disruptions in the mortgage market, more emphasis has been placed on third party broker price discovery and, when available, observable market trades in valuing MSR. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience.
Following is a summary of changes in capitalized MSR related to proprietary securitization activities utilizing qualifying special purpose entities (QSPEs) as of March 31, 2009 and 2008:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2008	$230,311	$1,429	$2,260
Addition of mortgage servicing rights	—	—	53
Reductions due to loan payments	(5,606)	(76)	(154)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	—	(114)	(324)

Fair value on March 31, 2008	$224,705	$1,239	$1,835

Fair value on January 1, 2009	$102,993	$981	$1,471
Addition of mortgage servicing rights	—	—	11
Reductions due to loan payments	(5,485)	(48)	(87)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	15,670	(5)	—

Fair value on March 31, 2009	$113,178	$928	$1,395

Servicing, late and other ancillary fees recognized within mortgage banking income were $18.8 million and $22.0 million for the quarters ended March 31, 2009 and 2008, respectively, related to securitization activity. Servicing, late and other ancillary fees recognized within revenue from loan sales and securitizations were $.3 million for the quarters ended March 31, 2009 and 2008 related to securitization activity.

Note 5 — Mortgage Servicing Rights (continued)
Following is a summary of changes in capitalized MSR related to loan sale activity as of March 31, 2009 and 2008:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2008	$892,104	$24,403	$9,313
Addition of mortgage servicing rights	78,871	—	834
Reductions due to loan payments	(31,842)	(2,541)	(553)
Reductions due to sale	(43,842)	—	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(254,076)	(2,975)	(1,611)
Other changes in fair value	(65)	—	124

Fair value on March 31, 2008	$641,150	$18,887	$8,107

Fair value on January 1, 2009	$251,404	$12,576	$7,419
Addition of mortgage servicing rights	189	—	—
Reductions due to loan payments	(11,997)	(2,475)	(330)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	11,069	—	—
Other changes in fair value	(2,500)	—	168

Fair value on March 31, 2009	$248,165	$10,101	$7,257

Servicing, late and other ancillary fees recognized within mortgage banking income were $16.4 million and $52.4 million for the quarters ended March 31, 2009 and 2008, respectively, related to loan sale activity. Servicing, late and other ancillary fees recognized within revenue from loan sales and securitizations were $3.5 million and $4.3 million for the quarters ended March 31, 2009 and 2008, respectively, related to loan sale activity.
FHN services a portfolio of mortgage loans related to transfers performed by other parties utilizing QSPEs. FHN’s MSR represents its sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $7.4 million and $72.3 million at March 31, 2009 and 2008, respectively. The aggregate principal balance serviced by FHN for these transactions was $1.1 billion and $5.8 billion at March 31, 2009 and 2008, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR resulting from loan sales activity.
As of March 31, 2009, FHN had transferred $143.4 million of MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. These MSR are included within the first liens mortgage loans column within the rollforward of MSR resulting from loan sales activity. The proceeds from these transfers have been recognized within commercial paper and other short term borrowings in the Consolidated Condensed Statements of Condition as of March 31, 2009. Since MSR are recognized at fair value and since changes in the fair value of related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value under SFAS No. 159.

Note 6 — Intangible Assets
The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*

December 31, 2007	$192,408	$56,907
Amortization expense	—	(2,440)
Impairment	—	(2,434)
Divestitures	—	(16)

March 31, 2008	$192,408	$52,017

December 31, 2008	$192,408	$45,082
Amortization expense	—	(1,636)

March 31, 2009	$192,408	$43,446

*	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.
The gross carrying amount of other intangible assets subject to amortization is $133.6 million on March 31, 2009, net of $90.2 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $4.5 million for the remainder of 2009, and $5.9 million, $5.7 million, $4.2 million, $3.9 million and $3.6 million for the twelve-month periods of 2010, 2011, 2012, 2013 and 2014, respectively.
The following is a summary of goodwill detailed by reportable segments for the three months ended March 31:

	Regional	Capital
(Dollars in thousands)	Banking	Markets	Total

December 31, 2007	$77,342	$115,066	$192,408

March 31, 2008	$77,342	$115,066	$192,408

December 31, 2008	$77,342	$115,066	$192,408

March 31, 2009	$77,342	$115,066	$192,408

There is no associated goodwill with the Mortgage Banking, National Specialty Lending, and Corporate segments.

Note 7 - Regulatory Capital
FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of March 31, 2009, that FHN met all capital adequacy requirements to which it was subject.
The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation, FTBNA’s Total Capital, Tier 1 Capital, and Leverage ratios were 18.20 percent, 13.86 percent and 11.41 percent, respectively, on March 31, 2009, and were 11.69 percent, 7.61 percent and 6.24 percent, respectively, on March 31, 2008.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On March 31, 2009:
Actual:
Total Capital	$5,004,558		20.20%	$4,731,268		19.27%
Tier 1 Capital	3,708,962		14.97	3,518,478		14.33
Leverage	3,708,962		12.23	3,518,478		11.69

For Capital Adequacy Purposes:
Total Capital	1,981,748	>	8.00	1,963,701	>	8.00
Tier 1 Capital	990,874	>	4.00	981,851	>	4.00
Leverage	1,213,301	>	4.00	1,204,230	>	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,454,626	>	10.00
Tier 1 Capital				1,472,776	>	6.00
Leverage				1,505,287	>	5.00

On March 31, 2008:
Actual:
Total Capital	$3,864,902		13.01%	$3,667,303		12.42%
Tier 1 Capital	2,443,900		8.23	2,348,599		7.95
Leverage	2,443,900		6.62	2,348,599		6.41

For Capital Adequacy Purposes:
Total Capital	2,376,745	>	8.00	2,362,202	>	8.00
Tier 1 Capital	1,188,373	>	4.00	1,181,101	>	4.00
Leverage	1,476,794	>	4.00	1,466,461	>	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,952,753	>	10.00
Tier 1 Capital				1,771,652	>	6.00
Leverage				1,833,076	>	5.00

Note 8 — Earnings per Share
The following table shows a reconciliation of the numerators used in calculating earnings per share:

	Three Months Ended
	March 31
(In thousands, except per share data)	2009	2008

Income/(loss) from continuing operations	$(65,095)	$11,098
Income from discontinued operations, net of tax	—	883

Net income/(loss)	$(65,095)	$11,981

Income/(loss) from continuing operations	$(65,095)	$11,098
Income attributable to noncontrolling interest	2,750	4,061
Preferred stock dividends	14,956	—

Net income/(loss) from continuing operations available to common shareholders	$(82,801)	$7,037

Net income/(loss)	$(65,095)	$11,981
Income attributable to noncontrolling interest	2,750	4,061
Preferred stock dividends	14,956	—

Net income/(loss) available to common shareholders	$(82,801)	$7,920

The following table provides a reconciliation of weighted average common to diluted shares:

	Three Months Ended
	March 31
(In thousands, except per share data)	2009	2008

Weighted average common shares	210,413	135,896
Effect of dilutive securities	—	601

Diluted average common shares	210,413	136,497

The following tables provide a reconciliation of earnings per share from continuing operations:

	Three Months Ended
	March 31
Earnings/(loss) per common share from continuing operations:	2009	2008

Income/(loss) from continuing operations	$(0.31)	$0.08
Income attributable to noncontrolling interest	0.01	0.03
Preferred stock dividends	0.07	—

Earnings/(loss) per common share from continuing operations	$(0.39)	$0.05

Diluted earnings/(loss) per common share from continuing operations:

Income/(loss) from continuing operations	$(0.31)	$0.08
Income attributable to noncontrolling interest	0.01	0.03
Preferred stock dividends	0.07	—

Diluted earnings/(loss) per common share from continuing operations	$(0.39)	$0.05

Note 8 — Earnings per Share (continued)
The following table provides a reconciliation of earnings per share from net income available to common shareholders:

	Three Months Ended
(In thousands, except per share data)	March 31
Earnings/(loss) per common share:	2009	2008

Income/(loss) from continuing operations	$(0.31)	$0.08
Income from discontinued operations, net of tax	—	0.01

Net income/(loss)	(0.31)	0.09
Income attributable to noncontrolling interest	0.01	0.03
Preferred stock dividends	0.07	—

Earnings/(loss) per common share	$(0.39)	$0.06

Diluted earnings/(loss) per common share:

Income/(loss) from continuing operations	$(0.31)	$0.08
Income from discontinued operations, net of tax	—	0.01

Net income/(loss)	(0.31)	0.09
Income attributable to noncontrolling interest	0.01	0.03
Preferred stock dividends	0.07	—

Diluted earnings/(loss) per common share	$(0.39)	$0.06

Due to the net loss attributable to common shareholders for the three months ended March 31, 2009, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive. Stock options of 14.4 million and 17.3 million with a weighted average exercise price of $32.06 and $33.14 per share for the three months ended March 31, 2009, and 2008, respectively, were not included in the computation of diluted loss per common share because such shares would have had an antidilutive effect on earnings per common share. Other equity awards of 1.3 million and .3 million for the three months ended March 31, 2009, and 2008, respectively, were also excluded because inclusion would have been antidilutive. 13.3 million potentially dilutive shares related to the CPP common stock warrant were excluded from the first quarter 2009, computation of diluted loss per common share because such shares would have had an antidilutive effect on loss per common share.

Note 9 — Contingencies and Other Disclosures
Contingencies. Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims and lawsuits are pending against FHN and its subsidiaries. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, FHN cannot state with confidence what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss or impact related to each pending matter may be. FHN establishes loss contingency reserves for litigation matters when estimated loss is both probable and estimable as prescribed by applicable financial accounting guidance. A reserve generally is not established when a loss contingency either is not probable or its amount is not estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a reserve to be established at the low end of the range. Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to pending matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period.
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
In October 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services (Discover) for $1.9 billion. $1.7 billion of this settlement amount has funded from the escrow account established as part of Visa’s IPO. In connection with this settlement, FHN recognized additional expense of $11.0 million within noninterest expense in third quarter 2008. In December 2008, Visa deposited additional funds into the escrow account and FHN recognized a corresponding credit to noninterest expense of $11.0 million for its proportionate share of the amount funded. As of March 31, 2009, FHN’s contingent liability for Visa litigation matters was $25.7 million.
After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into Class A shares of Visa and, with limited exceptions, transfer of these shares are restricted until the later of the third anniversary of the IPO and the final resolution of the covered litigation. The final conversion ratio, which is currently estimated to approximate 63 percent, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.
FHN services a mortgage loan portfolio of approximately $64 billion on March 31, 2009; a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders. In connection with its servicing activities, FHN guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, FHN is obligated to make the payment to the security holder. Under the terms of the servicing agreements, FHN can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by FHN to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale. See Note 13 — Loan Sales and Securitizations for additional information on loans sold with recourse.
FHN is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, FHN has exposure on all loans sold with recourse. FHN has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. FHN has evaluated all of its exposure under recourse

Note 9 — Contingencies and Other Disclosures (continued)
obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, FHN had an allowance for losses on the mortgage servicing portfolio of approximately $37.8 million and $20.6 million on March 31, 2009 and 2008, respectively. FHN has sold certain mortgage loans with an agreement to repurchase the loans upon default. For the single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. On March 31, 2009 and 2008, FHN had single-family residential loans with outstanding balances of $76.9 million and $99.0 million, respectively, that were serviced on a full recourse basis. On March 31, 2009 and 2008, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.4 billion and $3.6 billion, respectively. Additionally, on March 31, 2009 and 2008, $1.5 billion and $5.7 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on March 31, 2009, the outstanding principal balance of these loans was $199.2 million and $50.2 million, respectively. On March 31, 2008, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $247.8 million and $66.7 million, respectively. In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $8.0 million and $17.1 million on March 31, 2009 and 2008, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.
FHN has also sold HELOC and second-lien mortgages without recourse through whole loan sales. On March 31, 2009, the outstanding principal balance of these loans was $1.1 billion and $1.8 billion, respectively. On March 31, 2008, the outstanding principal balance of these HELOC and second-lien mortgages was $1.2 billion and $2.2 billion, respectively. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans for which there is a breach of warranties provided to the buyers. As of March 31, 2009, FHN has recognized a liability of $17.2 million related to these repurchase obligations.
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

Note 10 — Pension and Other Employee Benefits
Pension plan. FHN closed participation in the noncontributory, qualified defined benefit pension plan to employees hired or re-hired on September 1, 2007 or later. This did not impact the benefits of employees currently participating in the plan. Certain employees of FHN’s insurance subsidiaries are not covered by the pension plan. Pension benefits are based on years of service, average compensation near retirement, and estimated social security benefits at age 65. FHN contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN made a $30.0 million contribution in December 2008 to the qualified pension plan. A second contribution may be made in 2009 attributable to the 2008 plan year. This decision will be based upon pension funding requirements under the Pension Protection Act, the maximum deductible under the Internal Revenue Code, and the actual performance of plan assets during 2009. Given these uncertainties, we cannot estimate the amount of a future contribution at this time. The non-qualified pension plans and other postretirement benefit plans are unfunded. Contributions to these plans cover all benefits paid under the non-qualified plans. This amount was $6.2 million for 2008. FHN anticipates this amount will be $5.6 million in 2009.
FHN also maintains nonqualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. Additionally, a program was added under the FHN savings plan that is provided only to employees who are not eligible for the pension plan. FHN intends to make a contribution for this plan in 2009 related to the 2008 plan year.
Other employee benefits. FHN provides post-retirement life insurance benefits to certain employees. FHN also provides postretirement medical insurance to retirement-eligible employees. The postretirement medical plan is contributory with retiree contributions adjusted annually and is based on criteria that are a combination of the employee’s age and years of service. For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at the time of retirement. FHN’s post-retirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care that provide a benefit that is actuarially equivalent to Medicare Part D. FHN anticipates receiving a prescription drug subsidy under the Act through 2012.
The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$4,401	$4,208	$339	$72
Interest cost	7,926	7,340	990	390
Expected return on plan assets	(11,582)	(11,791)	(279)	(439)
Amortization of unrecognized:
Transition obligation	—	—	247	247
Prior service cost/(credit)	190	216	617	(44)
Actuarial loss/(gain)	1,973	493	(124)	(58)

Net periodic benefit cost	$2,908	$466	$1,790	$168

The 2009 net periodic benefit costs of Other Benefits includes the first quarter 2009 expense related to company-paid life insurance benefits offered to certain employees beyond retirement. A liability for these benefits was not previously recorded as premiums were expensed when incurred. A $10.7 million cumulative adjustment related to prior periods is not included in the 2009 net periodic benefit cost. See Note 18 — Other Events for more details.

Note 11 — Business Segment Information
FHN has five business segments, Regional Banking, Capital Markets, National Specialty Lending, Mortgage Banking and Corporate. The Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services. The Capital Markets segment consists of traditional capital markets securities activities, equity research, loan sales, portfolio advisory, structured finance and correspondent banking. The National Specialty Lending segment consists of traditional consumer and construction lending activities in other national markets. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. In August 2008, FHN completed the divestiture of certain mortgage banking operations to MetLife. FHN continues to originate loans in and around the Tennessee banking footprint and to service the remaining servicing portfolio. The Corporate segment consists of restructuring, repositioning and efficiency initiatives, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank- owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, and venture capital. Periodically, FHN adapts its segments to reflect changes in expense allocations among segments. Previously reported amounts have been reclassified to agree with current presentation.
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

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008

Consolidated
Net interest income	$196,587	$228,092
Provision for loan losses	300,000	240,000
Noninterest income	407,869	449,076
Noninterest expense	417,328	434,216

Income/(loss) before income taxes	(112,872)	2,952
Benefit for income taxes	(47,777)	(8,146)

Income/(loss) from continuing operations	(65,095)	11,098
Income from discontinued operations, net of tax	—	883

Net income/(loss)	$(65,095)	$11,981

Average assets	$30,467,211	$37,162,385

Regional Banking
Net interest income	$105,969	$120,483
Provision for loan losses	97,826	75,265
Noninterest income	76,290	87,204
Noninterest expense	173,725	151,154

Loss before income taxes	(89,292)	(18,732)
Benefit for income taxes	(38,930)	(15,409)

Loss from continuing operations	(50,362)	(3,323)
Income from discontinued operations, net of tax	—	883

Net loss	$(50,362)	$(2,440)

Average assets	$11,727,644	$12,226,460

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 — Business Segment Information (continued)

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008

Capital Markets
Net interest income	$23,407	$19,783
Provision for loan losses	14,009	15,031
Noninterest income	216,690	133,905
Noninterest expense	151,830	115,812

Income before income taxes	74,258	22,845
Provision for income taxes	27,911	8,446

Net income	46,347	14,399

Average assets	$4,505,502	$5,810,039

National Specialty Lending
Net interest income	$33,361	$54,221
Provision for loan losses	188,573	149,482
Noninterest income/(loss)	(6,670)	552
Noninterest expense	30,588	26,495

Loss before income taxes	(192,470)	(121,204)
Benefit for income taxes	(72,523)	(46,964)

Net loss	(119,947)	(74,240)

Average assets	$7,186,586	$9,364,284

Mortgage Banking
Net interest income	$7,563	$30,045
Provision for loan losses	(408)	222
Noninterest income	122,912	168,014
Noninterest expense	47,627	149,587

Income before income taxes	83,256	48,250
Provision for income taxes	31,371	17,472

Net income	51,885	30,778

Average assets	$2,560,903	$6,104,249

Corporate
Net interest income	$26,287	$3,560
Noninterest income	(1,353)	59,401
Noninterest expense	13,558	(8,832)

Income before income taxes	11,376	71,793
Provision for income taxes	4,394	28,309

Net income	$6,982	$43,484

Average assets	$4,486,576	$3,657,353

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 — Preferred Stock and Other Capital
FHN Preferred Stock and Warrant
On November 14, 2008, FHN issued and sold 866,540 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP (“Capital Purchase Program”), along with a Warrant to purchase common stock. The issuance occurred in connection with, and is governed by, the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The Preferred Shares have an annual 5% cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue in arrears. Preferred Shares have a liquidation preference of $1,000 per share plus accrued dividends. The Preferred Shares have no redemption date and are not subject to any sinking fund. The Preferred Shares carry certain restrictions. The Preferred Shares have a senior rank and also provide limitations on certain compensation arrangements of executive officers. During the first three years, FHN may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the U.S. Treasury, subject to certain limited exceptions. FHN may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the Preferred Shares are non-voting. However, should FHN fail to pay six quarterly dividends, the holder may elect two directors to FHN’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 12,743,235 common shares was issued with an exercise price of $10.20 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. As a result of the stock dividends paid on January 1, 2009 and April 1, 2009, the Warrant was adjusted to cover 13,323,473 common shares at a purchase price of $9.76 per share.
The Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Condensed Statements of Condition in the amounts of $786.6 million and $83.9 million, respectively.
Subsidiary Preferred Stock
On September 14, 2000, FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1.0 million per share. An aggregate total of 47 Class B Preferred Shares have been sold privately to nonaffiliates. These securities qualify as Tier 2 capital and are presented in the Consolidated Condensed Statements of Condition as “Long-term debt”. FTRESC is a real estate investment trust (REIT) established for the purpose of acquiring, holding and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually.
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
Effective January 1, 2009, FHN adopted SFAS No. 160 which provides that noncontrolling interests should be presented as a separate component of equity rather than on a mezzanine level. In accordance with SFAS No. 160, the balance for noncontrolling interests associated with preferred stock previously issued by the following indirect, wholly-owned subsidiaries of FHN has been included in the equity section of the Consolidated Condensed Statements of Condition for all periods presented.
First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Units of preferred stock. On March 31, 2009 and 2008, the amount of Class B Preferred Shares and Units that are perpetual in nature that was recognized as “Noncontrolling interest” on the Consolidated Condensed Statements of Condition was $.3 million and $.5 million, respectively. The remaining balance has been eliminated in consolidation. Prior to the adoption of SFAS No. 160, the balance for these preferred shares was recognized as “Preferred stock of subsidiary” on the Consolidated Condensed Statements of Condition.
On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On March 31, 2009 and 2008, $294.8 million of Class A Preferred Stock was recognized as “Noncontrolling interest” on the Consolidated Condensed Statements of Condition. Prior to the adoption of SFAS No. 160, the balance of FTBNA’s Class A Preferred Stock was recognized as “Preferred stock of subsidiary” on the Consolidated Condensed Statements of Condition.

Note 12 — Preferred Stock and Other Capital (continued)
Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of other comprehensive income/(loss) included in the Consolidated Condensed Statements of Shareholders’ Equity have been attributed solely to FHN as the controlling interest holder. The table below presents the amounts included in the Consolidated Condensed Statements of Income for the three months ended March 31, 2009 and 2008 which are attributable to FHN as controlling interest holder for the following:

	Three Months Ended
	March 31
(in thousands)	2009	2008

Net income/(loss) from continuing operations	$(67,845)	$7,037
Income from discontinued operations, net of tax	—	883

Net income/(loss)	$(67,845)	$7,920

Note 13 — Loan Sales and Securitizations
FHN historically utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. With FHN’s current focus on origination of mortgages within its regional banking footprint and the sale of national mortgage origination offices to MetLife, loan sale and securitization activity has decreased significantly since third quarter 2008. Subsequent to the MetLife transaction, FHN generally does not retain financial interests in loans it transfers to third parties. In accordance with applicable accounting standards, loan sale and securitization activity for which FHN has retained an interest in the related transfers is included in this disclosure. For classification purposes, all loans transferred to GSE (e.g., FNMA, FHLMC and GNMA), including those subsequently securitized by an agency, are considered loan sales while transfers attributed to securitizations consist solely of proprietary securitizations executed by FHN.
During first quarter 2009 and 2008, FHN transferred $.4 billion and $7.3 billion, respectively, of single-family residential mortgage loans in sales that were not securitizations. In 2009, these transactions primarily reflect sales to non-GSE third parties. In 2008, these transactions primarily reflect sales to GSE. In first quarter 2009 and 2008, FHN recognized net pre-tax gains of $10.8 million and $85.0 million, respectively, from the sale of single-family residential mortgage loans which includes gains recognized on the capitalization of MSR associated with these loans.
During first quarter 2009 and 2008, FHN transferred $3.3 million and $5.7 million, respectively, of home equity loans and HELOC related to proprietary securitization transactions. In first quarter 2009 and 2008, FHN recognized net pre-tax gains of $.1 million related to HELOC securitizations which include gains recognized on the capitalization of MSR associated with these loans.
In first quarter 2009 and 2008, FHN capitalized approximately $.2 million and $79.7 million, respectively, in originated MSR related to loan sales. In first quarter 2009, there were no significant additions to MSR and in first quarter 2008, FHN capitalized approximately $.1 million in originated MSR related to securitizations. These MSR, as well as other MSR held by FHN, are discussed further in Note 5 — Mortgage Servicing Rights. In certain cases, FHN continues to service and receive servicing fees related to the transferred loans, and has also retained interests in loan sales and securitizations including residual interest certificates and financial assets including excess interest (structured as interest-only strips), principal-only strips, interest-only strips, or subordinated bonds. FHN received annual servicing fees approximating .28 percent in first quarter 2009 and .29 percent in 2008 of the outstanding balance of underlying single-family residential mortgage loans. FHN received annual servicing fees approximating .50 percent in first quarter 2009 and 2008 of the outstanding balance of underlying loans for HELOC and home equity loans transferred. The investors and the securitization trusts have no recourse to other assets of FHN for failure of debtors to pay when due. FHN is obligated to repurchase loans under standard representations and warranties provided to the buyers, which include evidence of borrower fraud and failure to adhere to underwriting guidelines.
Interests retained from loan sales, including agency securitizations, include MSR and excess interest. Interests retained from proprietary securitizations include MSR and various financial assets. MSR are initially valued at fair value, and the remaining retained interests are initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of sale or securitization. MSR are recognized at fair value in periods subsequent to the related sale or securitization with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
Financial assets retained in a proprietary or GSE securitization may include certificated residual interests, excess interest (structured as interest-only strips), interest-only strips, principal-only strips, or subordinated bonds. Residual interests represent rights to receive earnings to the extent of excess income generated by the underlying loans. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches, and interest-only strips are interest cash flow tranches. Subordinated bonds are bonds with junior priority. All financial assets retained from a securitization are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
As of March 31, 2009 and 2008, $113.2 million and $224.7 million, respectively, of first lien MSR are associated with proprietary securitization transactions with the remainder associated with loan sales. As of March 31, 2009 and 2008,

Note 13 — Loan Sales and Securitizations (continued)
second lien MSR includes $.9 million and $1.2 million, respectively, of MSR related to prior securitization activity with the remainder related to loan sales. As of March 31, 2009 and 2008, HELOC MSR included $1.4 million and $1.8 million, respectively, of MSR related to prior securitization activity with the remainder related to loan sales. As of March 31, 2009 and 2008, $60.0 million and $97.7 million, respectively, of excess interest IO are associated with proprietary securitization transactions with the remainder associated with loan sales. All other retained interests relate to securitization activity.
The sensitivity of the fair value of all retained or purchased interests for MSR to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2009 are as follows:

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC

March 31, 2009
Fair value of retained interests	$361,343	$11,029	$8,652
Weighted average life (in years)	2.7	1.8	2.4

Annual prepayment rate	31.0%	41.9%	34.0%
Impact on fair value of 10% adverse change	$(18,810)	$(1,275)	$(710)
Impact on fair value of 20% adverse change	(35,686)	(2,423)	(1,357)

Annual discount rate on servicing cash flows	11.5%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(6,265)	$(253)	$(258)
Impact on fair value of 20% adverse change	(12,200)	(493)	(500)

Annual cost to service (per loan)*	$55	$50	$50
Impact on fair value of 10% adverse change	(3,196)	(271)	(266)
Impact on fair value of 20% adverse change	(6,392)	(542)	(531)

Annual earnings on escrow	1.6%	.5%	.4%
Impact on fair value of 10% adverse change	$(4,485)	$(56)	$(27)
Impact on fair value of 20% adverse change	(8,999)	(112)	(53)

*	The annual cost to service includes an incremental cost to service delinquent loans. Historically, this fair value sensitivity disclosure has not included this incremental cost. The annual cost to service first-lien mortgage loans without the incremental cost to service delinquent loans was $44 as of March 31, 2009.

Note 13 — Loan Sales and Securitizations (continued)
The sensitivity of the fair value of all retained or purchased interests for MSR to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2008, are as follows:

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
The sensitivity of the fair value of retained interests for other residuals to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2009, are as follows:

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC

March 31, 2009
Fair value of retained interests	$142,735	$12,165	$303	$3,060	$3,193	$4,757
Weighted average life (in years)	2.8	3.7	7.9	7.2	2.6	2.3

Annual prepayment rate	30.2%	41.8%	10.2%	7.1%	30.0%	27.0%
Impact on fair value of 10% adverse change	$(8,031)	$(619)	$(10)	$(36)	$(36)	$(383)
Impact on fair value of 20% adverse change	(15,292)	(1,293)	(19)	(60)	(67)	(722)

Annual discount rate on residual cash flows	12.4%	40.0%	34.8%	25.7%	34.9%	33.0%
Impact on fair value of 10% adverse change	$(2,770)	$(457)	$(26)	$(92)	$(130)	$(437)
Impact on fair value of 20% adverse change	(5,391)	(879)	(44)	(167)	(245)	(815)

Note 13 — Loan Sales and Securitizations (continued)
The sensitivity of the fair value of retained interests for other residuals to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2008, are as follows:

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
FHN uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization. The key economic assumptions used to measure the fair value of the MSR at the date of securitization or loan sale were as follows:

	First	Second
	Liens	Liens	HELOC

Three months ended March 31, 2009
Weighted average life (in years)	5.0 - 6.1	2.7 - 3.1	1.7 - 1.8
Annual prepayment rate	17.1% - 25.2%	26%-30%	43% - 44%
Annual discount rate	9.3%	14.0%	18.0%
Annual cost to service (per loan)*	$52	$50	$50
Annual earnings on escrow	1.9% - 2.0%	3.80%-5.32%	5.32%

Three months ended March 31, 2008
Weighted average life (in years)	4.9-5.5	2.7-3.1	1.7-1.8
Annual prepayment rate	15.7%-18.7%	26%-30%	43%-44%
Annual discount rate	9.9%-10.1%	14.0%	18.0%
Annual cost to service (per loan)*	$57-$61	$50	$50
Annual earnings on escrow	2.8%-3.1%	3.80%-5.32%	5.32%

*	The annual cost to service includes an incremental cost to service delinquent loans. Historically, the disclosure of annual cost to service assumptions has not included this incremental cost. The annual cost to service loans without the incremental cost to service delinquent loans was $44 for MSR capitalized during the quarter ended March 31, 2009.

Note 13 — Loan Sales and Securitizations (continued)
The key economic assumptions used to measure the fair value of other retained interests at the date of securitization were as follows:

Excess
	Interest	Certificated	Subordinated
	IO	PO	Bond

March 31, 2008
Weighted average life (in years)	4.7-5.9	N/A	N/A
Annual prepayment rate	13.7%-19.7%	N/A	N/A
Annual discount rate	11.8%-11.83%	N/A	N/A

There were no securitizations in which FHN retained an interest during the period-ended March 31, 2009.
For the three months ended March 31, 2009 and 2008, cash flows received and paid related to loan sales were as follows:

(Dollars in thousands)	March 31, 2009	March 31, 2008

Proceeds from initial sales	$381,030	$7,320,567
Servicing fees retained*	19,887	56,717
Purchases of GNMA guaranteed mortgages	—	21,434
Purchases of delinquent or foreclosed assets	4,699	380
Other cash flows received on retained interests	7,578	9,722

*	Includes servicing fees on MSR associated with loan sales and purchased MSR.

Certain previously reported amounts have been reclassified to agree with current presentation.
For the three months ended March 31, 2009 and 2008, cash flows received and paid related to securitizations were as follows:

(Dollars in thousands)	March 31, 2009	March 31, 2008

Proceeds from initial securitizations	$3,287	$5,727
Servicing fees retained	19,011	22,329
Purchases of delinquent or foreclosed assets	—	2,960
Other cash flows received on retained interests	10,637	5,167

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 — Loan Sales and Securitizations (continued)
As of March 31, 2009, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, and the principal amount of delinquent loans, in addition to net credit losses during the three months ended March 31, 2009 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b) (c)
			For the Quarter Ended
	On March 31, 2009		March 31, 2009
Type of loan:
Real estate residential	$48,111,299	$920,343	$128,922

Total loans managed or transferred (d)	$48,111,299	$920,343	$128,922

Loans sold (e)	(39,300,367)
Loans held for sale (e)	(438,160)
Loans securitized and sold	(356,754)

Loans held in portfolio	$8,016,018

(a)	Loans 90 days or more past due include $.2 million of GNMA guaranteed mortgages. $493.3 million of delinquent loans have been securitized while $148.5 million have been sold.

(b)	Principal amount of loans securitized and sold includes $34.7 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	$56.6 million associated with loan sales and $18.6 million associated with securitizations.

(d)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

(e)	$35.5 billion associated with loan sales and $4.6 billion associated with securitizations.

Note 13 — Loan Sales and Securitizations (continued)
As of March 31, 2008, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, and the principal amount of delinquent loans, in addition to net credit losses during the three months ended March 31, 2008 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b) (c)
			For the Quarter Ended
	On March 31, 2008		March 31, 2008
Type of loan:
Real estate residential	$84,306,861	$360,338	$50,395

Total loans managed or transferred (d)	$84,306,861	$360,338	$50,395

Loans sold (e)	(73,293,251)
Loans held for sale (e)	(3,155,501)

Loans held in portfolio	$7,858,109

(a)	Loans 90 days or more past due include $.2 million of GNMA guaranteed mortgages. $149.3 million of delinquent loans have been securitized while $84.2 million have been sold.

(b)	Principal amount of loans securitized and sold includes $68.0 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	$27.7 million associated with loan sales and $2.6 million associated with securitizations.

(d)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

(e)	$71.0 billion associated with loan sales and $5.3 billion associated with securitizations.
Secured Borrowings. In 2007 and 2006, FTBNA executed several securitizations of retail real estate residential loans for the purpose of engaging in secondary market financing. Since the related trusts did not qualify as QSPE and since the cash flows on the loans are pledged to the holders of the trusts’ securities, FTBNA recognized the proceeds as secured borrowings in accordance with SFAS No. 140. As of March 31, 2009, FTBNA had recognized $701.9 million of loans net of unearned income and $687.1 million of other collateralized borrowings in its Consolidated Condensed Statements of Condition related to these transactions. As of March 31, 2008, FTBNA had recognized $742.6 million of loans net of unearned income and $730.3 million of other collateralized borrowings in its Consolidated Condensed Statements of Condition related to these transactions. See Note 14 - Variable Interest Entities for additional information.

Note 14 — Variable Interest Entities
Under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - revised December 2003” (FIN 46-R), FHN is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb the majority of the VIE’s expected losses, receive the majority of expected residual returns, or both. A VIE exists when equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets or the VIE’s cash flows. Expected losses and expected residual returns are measures of variability in the expected cash flow of a VIE.
Consolidated Variable Interest Entities. In 2007 and 2006, FTBNA established several Delaware statutory trusts (Trusts), for the purpose of engaging in secondary market financing. Except for recourse due to breaches of standard representations and warranties made by FTBNA in connection with the sale of the retail real estate residential loans by FTBNA to the Trusts, the creditors of the Trusts hold no recourse to the assets of FTBNA. Additionally, FTBNA has no contractual requirements to provide financial support to the Trusts. Since the Trusts did not qualify as QSPE, FTBNA treated the proceeds as secured borrowings in accordance with SFAS No. 140. FTBNA determined that the Trusts were VIEs because the holders of the equity investment at risk did not have adequate decision making ability over the trusts’ activities. Thus, FTBNA assessed whether it was the primary beneficiary of the associated trusts. Since there was an overcollateralization of the Trusts, any excess of cash flows received on the transferred loans above the amounts passed through to the security holders would revert to FTBNA. Accordingly, FTBNA determined that it was the primary beneficiary of the Trusts because it absorbed a majority of the expected losses of the Trusts.
FTBNA holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (trust preferreds) for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of FTBNA. These trusts meet the definition of a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trusts’ activities. In situations where FTBNA holds a majority of the trust preferreds issued by a trust, it is considered the primary beneficiary of that trust because FTBNA will absorb a majority of the trust’s expected losses. FTBNA has no contractual requirements to provide financial support to the trusts. In situations where FTBNA holds a majority, but less than all, of the trust preferreds for a trust, consolidation of the trust results in recognition of amounts received from other parties as debt.
FHN has established certain rabbi trusts related to deferred compensation plans offered to its employees. FHN contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to FHN’s creditors only in the event that FHN becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because FHN provided the equity interest to its employees in exchange for services rendered. Given that the trusts were created in exchange for the employees’ services, FHN is considered the primary beneficiary of the rabbi trusts because it is most closely related to their purpose and design. FHN has the obligation to fund any liabilities to employees that are in excess of a rabbi trust’s assets.

Note 14 — Variable Interest Entities — (continued)
The following table summarizes VIEs consolidated by FHN:
As of March 31, 2009
(Dollars in thousands)

	Assets		Liabilities
	Carrying		Carrying
Type	Value	Classification	Value	Classification

On balance sheet consumer loan securitizations	$701,888	Loans, net of unearned income	$687,087	Other collateralized borrowings
Small issuer trust preferred holdings	465,350	Loans, net of unearned income	30,500	Term borrowings
Rabbi trusts used for deferred compensation plans	85,424	Other assets	51,990	Other liabilities

As of March 31, 2008
(Dollars in thousands)

	Assets		Liabilities
	Carrying		Carrying
Type	Value	Classification	Value	Classification

On balance sheet consumer loan securitizations	$742,552	Loans, net of unearned income	$730,275	Other collateralized borrowings
Small issuer trust preferred holdings	61,900	Loans, net of unearned income	10,000	Term borrowings
Rabbi trusts used for deferred compensation plans	152,572	Other assets	152,160	Other liabilities

Nonconsolidated Variable Interest Entities. Since 1997, First Tennessee Housing Corporation (FTHC), a wholly-owned subsidiary, makes equity investments as a limited partner, in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs because FTHC, as the holder of the equity investment at risk, does not have the ability to significantly affect the success of the entity through voting rights. FTHC is not considered the primary beneficiary of the LIHTC partnerships because an agent relationship exists between FTHC and the general partners, whereby the general partners cannot sell, transfer or otherwise encumber their ownership interest without the approval of FTHC. Because this results in a de facto agent relationship between the partners, the general partners are considered the primary beneficiaries because their operations are most closely associated with the LIHTC partnerships’ operations. FTHC has no contractual requirements to provide financial support to the LIHTC partnerships beyond its initial funding commitments.
FTBNA holds variable interests in trusts which have issued mandatorily redeemable trust preferreds for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. These trusts meet the definition of a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trusts’ activities. In situations where FTBNA did not intend to hold the trust preferreds for more than a brief period and situations where FTBNA did not hold a majority of the trust preferreds issued by a trust, it is not considered the primary beneficiary of that trust because FTBNA does not absorb a majority of the expected losses of the trust. FTBNA has no contractual requirements to provide financial support to the trusts.
In third quarter 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust did not qualify as a QSPE under SFAS No. 140. This trust was determined to be a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. FTBNA determined that it was not the primary beneficiary of the trust due to the size and priority of the interests it retained in the securities issued by the trust. Accordingly, FTBNA has accounted for the funds received through the securitization as a collateralized borrowing in its Consolidated Condensed Statement of Condition. FTBNA has no contractual requirement to provide financial support to the trust.

Note 14 — Variable Interest Entities — (continued)
In 1996 FHN issued junior subordinated debt to Capital I and Capital II totaling $309.0 million. Both Capital I and Capital II are considered VIEs because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the equity investments at risk in the trusts have adequate decision making ability over the trusts’ activities. Capital I and Capital II are not consolidated by FHN because the holders of the securities issued by the trusts absorb a majority of expected losses and residual returns.
Wholly-owned subsidiaries of FHN serve as investment advisor and administrator of certain “fund of funds” investment vehicles, whereby the subsidiaries receive fees for management of the funds’ operations and through revenue sharing agreements based on the funds’ performance. The funds are considered VIEs because the holders of the equity at risk do not have voting rights or the ability to control the funds’ operations. The subsidiaries have not made any investment in the funds. Further, the subsidiaries are not obligated to provide any financial support to the funds. The funds are not consolidated by FHN because its subsidiaries do not absorb a majority of expected losses or residual returns.
The following table summarizes VIEs that are not consolidated by FHN:

As of March 31, 2009
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$125,863	$—	Other assets
Small Issuer Trust Preferred Holdings	43,000	—	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	65,088	49,086	(c)
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings
Management of Fund of Funds	N/A	N/A	N/A

(a)	Maximum loss exposure represents $111.9 million of current investments and $13.9 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$112.5 million was classified as Loans, net of unearned income and $1.7 million was classified as Trading securities which are offset by $49.1 million classified as Other collateralized borrowings.

As of March 31, 2008
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$126,546	$—	Other assets
Small Issuer Trust Preferred Holdings	438,450	—	(c)
On Balance Sheet Trust Preferred Securitization	65,006	49,140	(d)
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings
Management of Fund of Funds	N/A	N/A	N/A

(a)	Maximum loss exposure represents $121.1 million of current investments and $5.5 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$395.5 million was classified as Loans held for sale and $43.0 million was classified as Loans, net of unearned income.

(d)	$112.5 million was classified as Loans, net of unearned income and $1.6 million was classified as Trading securities which are offset by $49.1 million classified as Other collateralized borrowings.

Note 15 — Derivatives
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
On March 31, 2009 and 2008 respectively, FHN had approximately $146.5 million and $36.3 million of cash receivables and $125.1 million and $238.8 million of cash payables related to collateral posting under master netting arrangements with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions that require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions were $3.9 million of assets and $15.4 million of liabilities on March 31, 2009. As of March 31, 2009, FHN had posted collateral of $11.4 million in the normal course of business related to these contracts.

Note 15 — Derivatives (continued)
Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of the counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds were $167.8 million of assets and $117.7 million of liabilities on March 31, 2009. As of March 31, 2009, FHN had received collateral of $136.5 million and posted collateral of $106.5 million in the normal course of business related to these agreements.
Mortgage Banking
As a result of the MetLife transaction, mortgage banking origination activity was significantly reduced in the period after third quarter 2008 as FHN focuses on origination within its regional banking footprint. Accordingly, the following discussion of pipeline and warehouse related derivatives is primarily applicable to reporting periods occurring through the third quarter 2008.
Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, FHN has the risk that interest rates will change from the rate quoted to the borrower. FHN enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitments from changes in value due to changes in interest rates. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments were recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Prior to the adoption of SAB No. 109 fair value excluded the value of associated servicing rights. Additionally, on January 1, 2008, FHN adopted SFAS No. 157 which affected the valuation of interest rate lock commitments previously measured under the guidance of EITF 02-03 by requiring recognition of concessions upon entry into the lock. Changes in the fair value of the derivatives that serve as economic hedges of interest rate lock commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income. Due to the reduction of mortgage banking origination operations after the MetLife transaction, the fair value of interest rate lock commitments was immaterial as of March 31, 2009.
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
In accordance with SFAS No. 156, FHN revalues MSR to current fair value each month. Changes in fair value are included in servicing income in mortgage banking noninterest income. FHN also enters into economic hedges of the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. FHN enters into interest rate contracts (potentially including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged for economic purposes.
FHN utilizes derivatives (potentially including swaps, swaptions, and mortgage forward sales contracts) that change in value inversely to the movement of interest rates to protect the value of its interest-only securities as an economic hedge. Changes in the fair value of these derivatives are recognized currently in earnings in mortgage banking noninterest income as a component of servicing income. Interest-only securities are included in trading securities with changes in fair value recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.

Note 15 — Derivatives (continued)
The following table summarizes FHN’s derivatives associated with Mortgage Banking activities for the three months ended March 31, 2009.

		Statements of Condition Presentation						Gains/(Losses)
(Dollars in thousands)		Assets			Liabilities				Amount
Description	Notional	Classification	Amount		Classification	Amount		Classification	Recognized
Pipeline and Warehouse Hedging
Hedging Instruments:

								Mortgage banking
Forwards and Futures	$17,000	Other assets	N/A		Other liabilities	$229		income	$281

Hedged Items:

								Mortgage banking
Mortgage Warehouse	N/A	Loans held for sale	$308,468		N/A	N/A		income	$1,777	(a)

								Mortgage banking
Mortgage Pipeline	N/A	Other assets	(b	)	Other liabilities	(b	)	income	$(233	) (a)

Retained Interests Hedging
Hedging Instruments:

								Mortgage banking
Forwards and Futures	$1,750,000	Other assets	$32,784		Other liabilities	N/A		income	$22,509

Interest Rate Swaps and Swaptions	$2,085,000	Other assets	$32,511		Other liabilities	$7		Mortgage banking income	$19,483

Hedged Items:

		Mortgage servicing						Mortgage banking
Mortgage Servicing Rights	N/A	rights	$361,216		N/A	N/A		income	$27,278

								Mortgage banking
Other Retained Interests	N/A	Trading securities	$161,458		N/A	N/A		income	$15,456

(a)	Economic hedging is attempted for only a small portion of warehouse loans and pipeline.

(b)	Due to the reduction of mortgage banking origination operations after the MetLife transaction, the fair value of interest rate lock commitments was immaterial as of March 31, 2009.
Capital Markets
Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital Markets also enters into interest rate contracts, including options, caps, swaps and floors for its customers. In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities. Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through the Credit Risk Management Committee. Total trading revenues related to fixed income sales, which constitutes substantially all of FHN’s trading activities, were $197.0 million for the three months ended March 31, 2009, inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in capital markets noninerest income.

Note 15 — Derivatives (continued)
The following table summarizes FHN’s derivatives associated with Capital Markets trading activities as of March 31, 2009.

		Statement of Condition Presentation
(Dollars in thousands)		Assets		Liabilities
Description	Notional	Classification	Amount	Classification	Amount
Customer Interest Rate Contracts	$1,700,233	Other assets	$62,986	Other liabilities	$19,100
Offsetting Upstream Interest Rate Contracts	$1,700,233	Other assets	$19,107	Other liabilities	$62,995
Forwards and Futures Purchased	$4,786,130	Other assets	$660	Other liabilities	$43,258
Forwards and Futures Sold	$5,045,124	Other assets	$44,844	Other liabilities	$3,073
Capital Markets hedged held-to-maturity trust preferred loans with principal balances of $244.6 million and $47.5 million as of March 31, 2009 and 2008, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. Capital Markets has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term. These hedge relationships qualify as fair value hedges under SFAS No. 133. The balance sheet impact of those swaps was $26.9 million and $3.6 million in other liabilities on March 31, 2009 and 2008, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. The following table summarizes FHN’s derivative activities associated with these loans for the three months ended March 31, 2009.

		Statement of Condition Presentation					Gains/(Losses)
(Dollars in thousands)		Assets			Liabilities			Amount
Description	Notional	Classification	Amount		Classification	Amount	Classification	Recognized
Loan Portfolio Hedging

Hedging Instruments:

							All other income
Interest Rate Swaps	$244,583	Other assets	N/A		Other liabilities	$26,918	and commissions	$765

Hedged Items:

		Loans, net of					All other income
Trust Preferred Loans	N/A	unearned	$244,583	(a)	N/A	N/A	and commissions	$(770	) (b)

(a)	Represents principal balance being hedged.

(b)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in SFAS No. 133 hedging relationships.
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
FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion and $1.2 billion on March 31, 2009 and 2008, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $135.0 million and $77.0 million in other assets on March 31, 2009 and 2008, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

Note 15 — Derivatives (continued)
FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under SFAS No. 133 using the long haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.2 billion on March 31, 2009 and $.3 billion on March 31, 2008. The balance sheet impact of these swaps was $.3 million in other assets on March 31, 2009 and $6.2 million in other liabilities on March 31 2008. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In first quarter 2009, FHN’s counterparty called the swap associated with $.1 billion of subordinated debt. Accordingly, hedge accounting was discontinued on the date of settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to yield over its remaining term.
The following table summarizes FHN’s derivatives associated with interest rate risk management activities.

		Statement of Condition Presentation					Gains/(Losses)
(Dollars in thousands)		Assets		Liabilities				Amount
Description	Notional	Classification	Amount	Classification	Amount		Classification	Recognized
Customer Interest Rate Contracts Hedging

Hedging Instruments and Hedged Items:

							All other income
Customer Interest Rate Contracts	$1,163,012	Other assets	$9	Other liabilities	$113,486		and commissions	$5,905

							All other income
Offsetting Upstream Interest Rate Contracts	$1,163,012	Other assets	$113,491	Other liabilities	$9		and commissions	$(5,905)

Debt Hedging

Hedging Instruments:

							All other income
Interest Rate Swaps	$1,200,000	Other assets	$135,355	Other liabilities	N/A		and commissions	$(10,607)

Hedged Items:

							All other income
Long-Term Debt	N/A	N/A	N/A	Long-term debt	$1,200,000	(a)	and commissions	$10,607 (b)

(a)	Represents par value of long term debt being hedged.

(b)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in SFAS No. 133 hedging relationships.

Note 16 — Fair Value of Assets & Liabilities
Effective January 1, 2008, upon adoption of SFAS No. 159, FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes. FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets. No transition adjustment was required upon adoption of SFAS No. 159 as FHN continued to account for mortgage loans held for sale which were originated prior to 2008 at the lower of cost or market value. Mortgage loans originated for sale are included in loans held for sale on the Consolidated Condensed Statements of Condition. Other interests retained in relation to residential loan sales and securitizations are included in trading securities on the Consolidated Condensed Statements of Condition. Additionally, effective January 1, 2008, FHN adopted SFAS No. 157 for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are re-measured at least annually. Effective January 1, 2009, FHN adopted the provisions of SFAS No. 157 for existing fair value measurement requirements related to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.
In accordance with SFAS No. 157, FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.
For applicable periods, all divestiture-related line items in the Consolidated Condensed Statements of Condition have been combined with the related non-divestiture line items in preparation of the disclosure tables in this footnote. The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009. Derivatives in an asset position are included within Other Assets while derivatives in a liability position are included within Other Liabilities. Derivative positions constitute the only recurring Level 3 measurements within Other Assets and Other Liabilities.

Note 16 — Fair Value of Assets & Liabilities (continued)

	March 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Trading securities — Capital Markets	$767,101	$710	$766,120	$271
Trading securities — Mortgage Banking	166,215	—	12,166	154,049
Loans held for sale	308,468	—	67,768	240,700
Securities available for sale	2,846,954	43,602	2,666,019	137,333
Mortgage servicing rights	381,024	—	—	381,024
Other assets	467,601	58,639	408,962	—

Total	$4,937,363	$102,951	$3,921,035	$913,377

Trading liabilities — Capital Markets	$288,029	$—	$288,029	$—
Other short-term borrowings and commercial paper	143,377	—	—	143,377
Other liabilities	269,085	229	268,856	—

Total	$700,491	$229	$556,885	$143,377

In accordance with FSP FAS 157-4, effective January 1, 2009 FHN revised the definition of its major categories of equity and debt securities to be consistent with the major security types as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table provides a detail of Capital Markets trading securities and trading liabilities as well as securities available for sale that are measured at fair value on a recurring basis as of March 31, 2009.

	March 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Trading securities — Capital Markets
U.S. Treasuries	$100,538	$—	$100,538	$—
Government agency issued MBS	416,786	—	416,786	—
Government agency issued CMO	34,703	—	34,703	—
Other U.S. government agencies	17,756	—	17,756	—
States and municipalities	13,788	—	13,788	—
Corporate and other debt	180,899	—	180,640	259	(a)
Equity, mutual funds and other	2,631	710	1,909	12

Total	$767,101	$710	$766,120	$271

Securities available for sale
U.S. Treasuries	$48,502	$—	$48,502	$—
Government agency issued MBS	1,205,963	—	1,205,963	—
Government agency issued CMO	1,271,545	—	1,271,545	—
Other U.S. government agencies	133,111	—	22,630	110,481
States and municipalities	62,238	—	60,720	1,518
Corporate and other debt	2,157	793	—	1,364
Equity, mutual funds and other	123,438	42,809	56,659	23,970

Total	$2,846,954	$43,602	$2,666,019	$137,333

Trading liabilities — Capital Markets
U.S. Treasuries	$26,131	$—	$26,131	$—
Government agency issued MBS	148	—	148	—
Government agency issued CMO	5,136	—	5,136	—
Other U.S. government agencies	10,809	—	10,809	—
States and municipalities	—	—	—	—
Corporate and other debt	245,805	—	245,805	—
Equity, mutual funds and other	—	—	—	—

Total	$288,029	$—	$288,029	$—

(a)	Represents collateralized debt obligations

Note 16 — Fair Value of Assets & Liabilities (continued)
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008. Derivatives in an asset position are included within Other Assets while derivatives in a liability position are included within Other Liabilities. Derivative positions constitute the only recurring Level 3 measurements within Other Assets and Other Liabilities.

	March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Trading securities	$1,553,052	$2,269	$1,158,587	$392,196
Loans held for sale	2,302,261	—	2,297,508	4,753
Securities available for sale	2,910,971	39,218	2,718,377	153,376
Mortgage servicing rights	895,923	—	—	895,923
Other assets	811,373	121,861	207,840	481,672

Total	$8,473,580	$163,348	$6,382,312	$1,927,920

Trading liabilities	$531,259	$58	$531,201	$—
Other liabilities	234,109	67,160	150,344	16,605

Total	$765,368	$67,218	$681,545	$16,605

In conjunction with the adoption of FSP FAS 157-4, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. This change in methodology had a minimal effect on the valuation of the applicable loans. Previously, the fair values of these loans was determined through reference to recent security trade prices for similar products, published third party bids or observable whole loan sale prices with adjustments for differences in loan characteristics. Consistent with the change in methodology, the applicable amounts are presented as a transfer into Level 3 loans held for sale in the following rollforward for the three month period ended March 31, 2009.

Note 16 — Fair Value of Assets & Liabilities (continued)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2009
			Securities available for sale			Mortgage		Net derivative	Other short-term
	Trading	Loans held	Investment	Venture		servicing		assets and	borrowings and
(Dollars in thousands)	securities (a)	for sale	portfolio	Capital		rights		liabilities	commercial paper

Balance, beginning of quarter	$153,542	$11,330	$—	$137,147		$376,844		$233	$27,957
Total net gains/(losses) for the quarter included in:
Net income/(loss)	19,059	1,777	—	(2)		(25,217)		—	(1,662)
Other comprehensive income	—	—	3,246	—		—		—	—
Purchases, sales, issuances and settlements, net	(18,281)	(13,953)	(3,088)	30		29,397		(233)	117,082
Net transfers into/out of Level 3	—	241,546	—	—		—		—

Balance, end of quarter	$154,320	$240,700	$158	$137,175		$381,024		$—	$143,377

Net unrealized gains/(losses) included in net income for the quarter relating to assets and liabilities held at March 31, 2009	$14,510 (b)	$1,777 (c)	$—	$(2	) (d)	$(25,166	) (e)	$—	$(1,662	) (c)

	Three Months Ended March 31, 2008
					Securities	Mortgage		Net derivative	Other short-term
	Trading		Loans held		available	servicing		assets and	borrowings and
(Dollars in thousands)	securities		for sale		for sale	rights		liabilities	commercial paper

Balance, beginning of quarter	$476,404		$—		$159,301	$1,159,820		$81,517	$—
Total net gains/(losses) for the quarter included in:
Net income	(59,184)		—		305	(262,165)		361,321
Other comprehensive income	—		—		(3,842)	—		—
Purchases, sales, issuances and settlements, net	(46,963)		—		(2,388)	(1,732)		22,229
Net transfers into/out of Level 3	21,939		4,753		—	—		—	—

Balance, end of quarter	$392,196		$4,753		$153,376	$895,923		$465,067	$—

Net unrealized gains/(losses) included in net income for the quarter relating to assets and liabilities held at March 31, 2008	$(75,567	) (f)	$(2,243	) (c)	$305 (d)	$(242,339	) (g)	$321,668	$—

(a)	- Primarily represents Mortgage Banking trading securities. Capital Markets Level 3 trading securities are not significant.

(b)
- Includes $(1.9) million included in Capital Markets noninterest income, $16.7 million included in Mortgage Banking noninterest income, and $(.3) million included in Revenue from loan sales and securitizations.

(c)	- Included in Mortgage Banking noninterest income.

(d)
- Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(e)	- Includes $22.4 million included in Mortgage Banking noninterest income and $2.7 million included in Revenue from loan sales and securitizations.

(f)
- Includes $(.6) million included in Capital Markets noninterest income, $(74.0) million included in Mortgage Banking noninterest income, and $(.9) million included in Revenue from loan sales and securitizations.

(g)	- Includes $234.4 million included in Mortgage Banking noninterest income and $7.9 million included in Revenue from loan sales and securitizations.
Additionally, FHN may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first three months of 2009 and 2008 which were still held in the balance sheet at March 31, 2009 and 2008, respectively, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2009 and 2008, respectively.

Note 16 — Fair Value of Assets & Liabilities (continued)

					Three Months Ended
	Carrying value at March 31, 2009				March 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total Losses

Loans held for sale	$96,897	$—	$44,287	$52,610	$37
Loans, net of unearned income (a)	492,747	—	—	492,747	73,572
Real estate acquired by foreclosure (b)	132,653	—	—	132,653	10,033
Other assets	111,936	—	—	111,936	2,289

					$85,931

					Three Months Ended
	Carrying value at March 31, 2008				March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total Losses

Loans held for sale	$905,314	$—	$500,019	$405,295	$53,166
Securities available for sale	1,403	—	1,145	258	528	(c)
Loans, net of unearned income (a)	263,671	—	—	263,671	39,798
Other assets	121,067	—	—	121,067	2,151

					$95,643

(a)	- Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Writedowns on these loans are recognized as part of provision.

(b)	- Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets

(c)	- Represents recognition of other than temporary impairment for cost method investments classified within securities available for sale.
In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $36.2 million for its warehouse of trust preferred loans, which was classified within level 3 for loans held for sale at March 31, 2008. The determination of estimated market value for the warehouse was based on a hypothetical securitization transaction for the warehouse as a whole. FHN used observable data related to prior securitization transactions as well as changes in credit spreads in the collateralized debt obligation (CDO) market since the most recent transaction. FHN also incorporated significant internally developed assumptions within its valuation of the warehouse, including estimated prepayments and estimated defaults. In accordance with SFAS No. 157, FHN excluded transaction costs related to the hypothetical securitization in determining fair value.
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
Fair Value Option
As described above, upon adoption of SFAS No. 159, management elected fair value accounting for substantially all forms of mortgage loans originated for sale. In 2009 and 2008, agreements were reached for the transfer of certain servicing assets and delivery of the servicing assets occurred. However, due to certain recourse provisions, these transactions did not qualify for sale treatment and the associated proceeds have been recognized within commercial paper and other short term borrowings in the Consolidated Condensed Statement of Condition as of March 31, 2009. Since servicing assets are recognized at fair value and since changes in the fair value of related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value under SFAS No. 159. Additionally, as the servicing assets have already been delivered to the

Note 16 — Fair Value of Assets & Liabilities (continued)
buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	March 31, 2009
			Fair value
	Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate
(Dollars in thousands)	amount	principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$308,468	$343,560	$(35,092)
Nonaccrual loans	6,578	11,796	(5,218)
Loans 90 days or more past due and still accruing	4,355	9,814	(5,459)

March 31, 2008
Fair value
	Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate
(Dollars in thousands)	amount	principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$2,302,261	$2,267,034	$35,227
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

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
For the quarters ended March 31, 2009 and 2008, the amounts for loans held for sale includes approximately $8.8 million and 9.5 million, respectively, of losses included in earnings that are attributable to changes in instrument-specific credit risk, which was determined based on both a quality adjustment for delinquencies and the full credit on the non-conforming loans.

Three Months Ended
March 31, 2009
(Dollars in thousands)	Loans held for sale

Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$1,177
Commercial paper and other short-term borrowings	(1,662)
Estimated changes in fair value due to credit risk	(8,841)

Three Months Ended
March 31, 2008
(Dollars in thousands)	Loans held for sale

Changes in fair value included in net income:
Mortgage banking noninterest income	$19,688
Estimated changes in fair value due to credit risk	(9,461)

Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.

Note 16 — Fair Value of Assets & Liabilities (continued)
Determination of Fair Value
In accordance with SFAS No. 157, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value for financial instruments and MSR recorded at fair value in the Consolidated Condensed Statements of Condition and for estimating the fair value of financial instruments for which fair value is disclosed under Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (SFAS No. 107).
Short-term financial assets. Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with other financial institutions are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Trading securities and trading liabilities. Trading securities and trading liabilities are recognized at fair value through current earnings. Trading inventory held for broker-dealer operations is included in trading securities and trading liabilities. Broker-dealer long positions are valued at bid price in the bid-ask spread. Short positions are valued at the ask price. Inventory positions are valued using observable inputs including current market transactions, LIBOR and U.S. treasury curves, credit spreads and consensus prepayment speeds.
Trading securities also includes retained interests in prior securitizations that qualify as financial assets which may include certificated residual interests, excess interest (structured as interest-only strips), interest-only strips, principal-only strips, or subordinated bonds. Residual interests represent rights to receive earnings to the extent of excess income generated by the underlying loans. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches, and interest-only strips are interest cash flow tranches. Subordinated bonds are bonds with junior priority. All financial assets retained from a securitization are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
The fair values of the certificated residual interests and the excess interest are determined using market prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future cash flows. The fair value of these retained interests typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. In some instances, FHN retains interests in the loans it securitized by retaining certificated principal only strips or subordinated bonds. Subsequent to the MetLife transaction, FHN uses observable inputs such as trades of similar instruments, yield curves, credit spreads and consensus prepayment speeds to determine the fair value of principal only strips. Prior to the MetLife transaction, FHN used the market prices from comparable assets such as publicly traded FNMA trust principal only strips that are adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities in valuing the principal only strips. The fair value of subordinated bonds is determined using the best available market information, which may include trades of comparable securities, independently provided spreads to other marketable securities, and published market research. Where no market information is available, the company utilizes an internal valuation model. As of March 31, 2009 and 2008, no market information was available, and the subordinated bonds were valued using an internal model which includes assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require.
Securities available for sale. Securities available for sale includes the investment portfolio accounted for as available-for-sale under SFAS No. 115, federal bank stock holdings, short-term investments in mutual funds and venture capital investments. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates and credit spreads. When available, broker quotes are used to support these valuations.
Stock held in the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Condensed Statements of Condition which is considered to approximate fair value. Short-term investments in mutual funds are measured at the funds’ reported closing net asset values. Venture capital investments are typically measured using significant internally generated inputs including adjustments to referenced transaction values and discounted cash flows analysis.

Note 16 — Fair Value of Assets & Liabilities (continued)
Securities held to maturity. Valuations are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates and credit spreads.
Loans held for sale. In conjunction with the adoption of FSP FAS 157-4, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. For all other loans held in the warehouse (and in prior periods for the loans converted to the discounted cash flow methodology), the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar product with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if the price is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.
The fair value of non-mortgage loans held for sale is approximated by their carrying values based on current transaction values.
Loans, net of unearned income. Loans, net of unearned income are recognized at the amount of funds advanced, less charge offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for SFAS No. 107 disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity.
The fair value of floating rate loans is estimated through comparison to recent market activity in loans of similar product types, with adjustments made for differences in loan characteristics. In situations where market pricing inputs are not available, fair value is considered to approximate book value due to the monthly repricing for commercial and consumer loans, with the exception of floating rate 1-4 family residential mortgage loans which reprice annually and will lag movements in market rates. The fair value for floating rate 1-4 family mortgage loans is calculated by discounting future cash flows to their present value. Future cash flows are discounted to their present value by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same time period. Prepayment assumptions based on historical prepayment speeds and industry speeds for similar loans have been applied to the floating rate 1-4 family residential mortgage portfolio.
The fair value of fixed rate loans is estimated through comparison to recent market activity in loans of similar product types, with adjustments made for differences in loan characteristics. In situations where market pricing inputs are not available, fair value is estimated by discounting future cash flows to their present value. Future cash flows are discounted to their present value by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same time period. Prepayment assumptions based on historical prepayment speeds and industry speeds for similar loans have been applied to the fixed rate mortgage and installment loan portfolios.
Mortgage servicing rights. FHN recognizes all its classes of MSR at fair value. Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, and recent market activity and against its own experience. Due to ongoing disruptions in the mortgage market, more emphasis has been placed on third party broker price discovery and, when available, observable market trades in valuing MSR.
Derivative assets and liabilities. Derivatives include interest rate lock commitments from mortgage banking operations and other derivative instruments primarily used in risk management activities. Interest rate lock commitments are derivatives pursuant to SFAS No. 133 and are therefore recorded at estimates of fair value. Effective January 1, 2008, FHN applied the provisions of SAB No. 109 prospectively for derivative loan commitments issued or modified after that date. SAB No. 109 requires inclusion of expected net future cash

Note 16 — Fair Value of Assets & Liabilities (continued)
flows related to loan servicing activities in the fair value measurement of a written loan commitment. Also on January 1, 2008, FHN adopted SFAS No. 157, which affected the valuation of interest rate lock commitments previously measured under the guidance of EITF 02-3. The interest rate lock commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, when determining fair value, FHN makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Other valuation inputs associated with interest rate lock commitments are determined in a manner consistent with that used for mortgage loans held for sale described above.
Fair value for forwards and futures contracts used to hedge the mortgage pipeline and warehouse are based on current transactions involving identical securities. Valuations of other derivatives are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, option volatility and option skew.
Real estate acquired by foreclosure. Real estate acquired by foreclosure primarily consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated costs to sell the real estate. Estimated fair value is determined using appraised values with subsequent adjustments for deterioration in values that are not reflected in the most recent appraisal. Real estate acquired by foreclosure also includes properties acquired in compliance with HUD servicing guidelines which are carried at the estimated amount of the underlying government assurance or guarantee.
Nonearning assets. For the purposes of SFAS No. 107 disclosures, nonearning assets include cash and due from banks, accrued interest receivable, and capital markets receivables. Due to the short-term nature of cash and due from banks, accrued interest receivable and capital markets receivables, the fair value is approximated by the book value.
Other assets. For purposes of SFAS No. 107 disclosures, other assets consists of investments in low income housing partnerships and deferred compensation assets that are considered financial assets. Investments in low income housing partnerships are written down to estimated fair value quarterly based on the estimated value of the associated tax credits. Deferred compensation assets are recognized at fair value, which is based on quoted prices in active markets.
Defined maturity deposits. The fair value is estimated by discounting future cash flows to their present value. Future cash flows are discounted by using the current market rates of similar instruments applicable to the remaining maturity. For the purpose of SFAS No. 107 disclosures, defined maturity deposits include all certificates of deposit and other time deposits.
Undefined maturity deposits. In accordance with SFAS No. 107, the fair value is approximated by the book value. For the purpose of this disclosure, undefined maturity deposits include demand deposits, checking interest accounts, savings accounts, and money market accounts.
Short-term financial liabilities. The fair value of federal funds purchased, securities sold under agreements to repurchase, commercial paper and other short-term borrowings is approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization. Commercial paper and short-term borrowings includes a liability associated with transfers of mortgage servicing rights that did not qualify for sale accounting. This liability is accounted for at elected fair value, which is measured consistent with the related MSR, as described above.
Long-term debt. The fair value is approximated by the present value of the contractual cash flows discounted by the investor’s yield which considers FHN’s and FTBNA’s debt ratings.
Other noninterest-bearing liabilities. For the purpose of SFAS No. 107 disclosures, other noninterest-bearing liabilities include accrued interest payable and capital markets payables. Due to the short-term nature of these liabilities, the book value is considered to approximate fair value.

Note 16 — Fair Value of Assets & Liabilities (continued)
Loan Commitments. Fair values are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Other Commitments. Fair values are based on fees charged to enter into similar agreements.

Note 17 — Restructuring, Repositioning, and Efficiency
In 2007, FHN began conducting a company-wide review of business practices with the goal of improving its overall profitability and productivity. In order to redeploy capital to higher-return businesses, FHN concluded the sale of 34 full-service First Horizon Bank branches in its national banking markets in the second quarter 2008 while also taking actions to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations. Additionally, in January 2008, FHN discontinued national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices. FHN also repositioned First Horizon Home Loans’ mortgage banking operations through various MSR sales.
Additionally, on August 31, 2008, FHN and MetLife completed the sale of substantially all of FHN’s mortgage origination pipeline, related hedges, certain fixed assets and other associated assets. MetLife did not acquire any portion of FHN’s mortgage loan warehouse. FHN retained its mortgage operations in and around Tennessee, continuing to originate home loans for customers in its banking market footprint. FHN also agreed with MetLife for the sale of servicing assets and related hedges on $19.1 billion of first lien mortgage loans and associated custodial deposits. FHN also entered into a subservicing agreement with MetLife for the remainder of FHN’s servicing portfolio. MetLife generally paid book value for the assets and liabilities it acquired, less a purchase price reduction.
Net costs recognized by FHN in the quarter ended March 31, 2009 related to restructuring, repositioning, and efficiency activities were $4.7 million. Of this amount, $2.8 million represented exit costs that were accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).
Significant expenses recognized in first quarter 2009 resulted from the following actions:
•	Transaction costs of $1.1 million from the contracted sale of mortgage servicing rights.

•	Severance and related employee costs of $2.7 million related to discontinuation of national lending operations.

•	Loss of $.8 million related to asset impairments from branch closures.
Net costs recognized by FHN in the quarter ended March 31, 2008 related to restructuring, repositioning, and efficiency activities were $21.3 million. Of this amount, $15.1 million represented exit costs that were accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).
Significant expenses recognized in first quarter 2008 resulted from the following actions:
•	Expense of $15.1 million associated with organizational and compensation changes due to right sizing operating segments, the divestiture of certain First Horizon Bank branches, and consolidating functional areas.

•	Losses of approximately $1.0 million from the sales of certain First Horizon Bank branches.

•	Transaction costs of $2.7 million from the sale of mortgage servicing rights.

•	Expense of $2.5 million for the write-down of certain intangibles and other assets resulting from the change in FHN’s national banking strategy.
Losses from the disposition of certain First Horizon Bank branches incurred during the periods presented are included in losses on divestitures in the noninterest income section of the Consolidated Condensed Statements of Income. Transaction costs recognized in the periods presented from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income. All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits; facilities consolidation costs and related asset impairment costs are included in occupancy; costs associated with the impairment of premises and equipment are included in equipment rentals; depreciation and maintenance and other costs associated with such initiatives, including professional fees, and intangible asset impairment costs are included in all other expense.
Activity in the restructuring and repositioning liability for the three months ended March 31, 2009 and 2008 is presented in the following table, along with other restructuring and repositioning expenses recognized. All costs associated with the restructuring, repositioning, and efficiency initiatives are recorded as unallocated corporate charges within the Corporate segment.

Note 17 — Restructuring, Repositioning, and Efficiency (continued)

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Charged to		Charged to
(Dollars in thousands)	Expense	Liability	Expense	Liability

Beginning Balance	$—	$24,167	$—	$19,675
Severance and other employee related costs	2,702	2,702	7,390	7,390
Facility consolidation costs	—	—	891	891
Other exit costs, professional fees and other	64	64	6,832	6,832

Total Accrued	2,766	26,933	15,113	34,788
Payments*		5,707		11,475
Accrual reversals		—		623

Restructuring and Repositioning Reserve Balance		$21,226		$22,690

Other Restructuring & Repositioning (Income) and Expense:
Mortgage banking expense on servicing sales	1,142		2,667
Loss on divestitures	—		995
Impairment of premises and equipment	831		82
Impairment of intangible assets	—		2,429

Total Other Restructuring and Repositioning Income and Expense	1,973		6,173

Total Restructuring, Repositioning Charges	$4,739		$21,286

*	Includes payments related to:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Severance and other employee related costs	$4,074	$6,655
Facility consolidation costs	1,560	1,234
Other exit costs, professional fees and other	73	3,586

	$5,707	$11,475

Cumulative amounts incurred to date as of March 31, 2009, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are presented in the following table:

Charged to
(Dollars in thousands)	Expense

Severance and other employee related costs*	$52,634
Facility consolidation costs	29,882
Other exit costs, professional fees and other	17,221
Other restructuring & repositioning (income) and expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	20,237
Net loss on divestitures	3,325
Impairment of premises and equipment	15,769
Impairment of intangible assets	18,029
Impairment of other assets	30,101

Total Restructuring, Repositioning Charges Incurred to Date as of March 31, 2009	$194,870

*	Includes $1.2 million of deferred severance-related payments that will be paid after 2009.

Note 18 — Other Events
In first quarter 2009, FHN determined that company-paid life insurance benefits offered to certain employees extended to post-retirement periods and an associated liability should be reflected within its financial statements. FHN had previously expensed the associated premiums over the appropriate insurance period. Therefore, in first quarter 2009, FHN recorded an adjustment to current earnings to recognize the cumulative impact of recognizing the employee benefit liability which resulted in a $10.7 million negative impact to employee compensation, incentives, and benefits. FHN has evaluated the financial impact of not recognizing the liability and associated expenses for all quarterly and annual periods since inception and concluded that the impact was immaterial in each period.
On April 1, 2009, FHN sold mortgage servicing rights to approximately $14 billion of first lien mortgage loans owned or securitized by Fannie Mae or Freddie Mac. After the sale, the unpaid principal amount of FHN’s loan servicing portfolio was reduced to approximately $48 billion.

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
GENERAL INFORMATION
From a small community bank chartered in 1864, First Horizon National Corporation (FHN) has grown to be one of the 40 largest bank holding companies in the United States in terms of asset size.
FHN’s 6,000 employees provide financial services through approximately 200 bank locations in and around Tennessee and 19 capital markets offices in the U.S. and abroad.
The corporation’s two major brands — First Tennessee and FTN Financial — provide customers with a broad range of products and services. First Tennessee has the leading combined deposit market share in the 17 Tennessee counties where it does business and one of the highest customer retention rates of any bank in the country. FTN Financial (FTNF) is an industry leader in fixed income sales, trading and strategies for institutional clients in the U.S. and abroad.
AARP and Working Mother magazine have recognized FHN as one of the nation’s best employers.
FHN is composed of the following operating segments:
▪	Regional Banking offers financial products and services, including traditional lending and deposit-taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services.

▪	Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, equity research, loan sales, portfolio advisory services, structured finance, and correspondent banking services.

▪	National Specialty Lending consists of traditional consumer and construction lending activities outside the regional banking footprint. In January 2008, FHN announced the discontinuation of national home builder and commercial real estate lending through its First Horizon Construction Lending offices.

▪	Mortgage Banking now consists of the origination of mortgage loans in and around the regional banking footprint and servicing activities related to the remaining portfolio. Prior to the August 31, 2008, sale of its servicing platform and origination offices outside Tennessee to MetLife Bank, N.A., (MetLife), this division provided mortgage loans and servicing to consumers and operated in approximately 40 states.

▪	Corporate consists of unallocated corporate expenses including restructuring, repositioning, and efficiency initiatives, gains and losses on repurchases of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, and venture capital.
For the purpose of this management’s discussion and analysis (MD&A), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and notes.
FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe,”

“expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), U.S. Department of the Treasury (UST), and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, and other parts of this Quarterly Report on Form 10-Q for the period ended March 31, 2009.
FINANCIAL SUMMARY
In the first quarter 2009, FHN reported a net loss available to common shareholders of $82.8 million, or $.39 diluted loss per share compared to net income available to common shareholders of $7.9 million, or $.06 diluted earnings per share in 2008. In 2009, net income available to common shareholders reflected $15.0 million of dividends on the CPP preferred shares.
The results of operations for the first quarter 2009 were negatively affected by increased provisioning for loan losses, charges related to repurchase and foreclosure reserves, expenses for PMI reinsurance reserves, charges related to an employee life insurance obligation, and expenses related to restructuring, repositioning, and efficiency initiatives. Results were positively impacted by strong fixed income sales in Capital Markets and positive hedging results within Mortgage Banking. Market volatility resulted in higher Capital Markets fixed income sales and a favorable interest rate environment positively impacted MSR hedging gains in 2009 compared to 2008. Provisioning for loan losses increased $60.0 million from first quarter 2008 to $300.0 million due to downward credit grading and deterioration in the commercial portfolio and continued deterioration in the national consumer lending portfolio. Earnings in the first quarter 2008 were positively affected by the adoption of new accounting standards and the completion of Visa’s IPO which resulted in a $95.9 million benefit in 2008 from the redemption of shares totaling $65.9 million and the reversal of $30.0 million of the contingent liability for certain Visa litigation matters. First quarter 2008 was also negatively affected by a $36.2 million LOCOM adjustment on the trust preferred warehouse. Additionally, net charges related to restructuring, repositioning and efficiency efforts were $21.3 million in the first quarter of 2008 compared to $4.7 million in the first quarter of 2009.
Return on average common equity and return on average assets for first quarter 2009 was (13.44) percent and (.87) percent, respectively, compared to 1.47 percent and .13 percent in first quarter 2008. Tier 1 capital ratio was 14.97 percent as of March 31, 2009 compared to 8.23 percent on March 31, 2008. Total assets were $31.2 billion and total equity was $3.5 billion on March 31, 2009, compared to $37.3 billion and $2.4 billion, respectively, on March 31, 2008.

BUSINESS LINE REVIEW
Regional Banking
The Regional Banking segment had a pre-tax loss of $89.3 million in the first quarter 2009 compared to a pre-tax loss of $18.7 million in the first quarter 2008. Total revenues decreased 12 percent, or $25.4 million, in first quarter 2009. The provision for loan losses increased to $97.8 million in the first quarter 2009 from $75.3 million in the first quarter 2008. This increase primarily reflects deterioration and downward credit grading of the commercial loan portfolio.
Net interest income decreased 12 percent to $106.0 million in first quarter 2009 from $120.5 million in first quarter 2008. Net interest margin was 3.88 percent in first quarter 2009 compared to 4.39 percent in first quarter 2008. The decrease in net interest income and NIM was primarily attributable to a decline in deposit spreads from the low interest rate environment.
Noninterest income declined 13 percent, or $10.9 million, in first quarter 2009 to $76.3 million. Deposit fees were down $3.8 million mainly due to a decline in retail NSF fees while trust income decreased by $2.3 million due to a decline in market value of managed trust assets. Noninterest expense increased to $173.7 million in first quarter 2009 from $151.2 million in first quarter 2008. The increase is primarily due to the Regional Bank’s proportionate share of the adjustment to an employee life insurance reserve, higher technology and credit-related costs, and an increase in FDIC premiums.
Capital Markets
Pre-tax income increased from $22.8 million in first quarter 2008 to $74.3 million in first quarter 2009. Total revenues were $240.1 million in the first quarter 2009 compared to $153.7 million in the first quarter 2008.
Net interest income was $23.4 million in the first quarter 2009 compared to $19.8 million in the first quarter 2008. This increase is primarily attributable to wider spreads on the trading portfolio due to the steeper yield curve.
Income from fixed income sales increased to $197.0 million in the first quarter 2009 from $152.2 million in the first quarter 2008, resulting from Capital Markets’ extensive distribution network combined with market volatility and illiquidity experienced in the first quarter 2009. Other product revenues increased to $19.7 million in the first quarter 2009 compared to a loss of $18.3 million in first quarter 2008 as the prior year included a $36.2 million LOCOM adjustment on the trust preferred warehouse. The trust preferred loans were transferred to the portfolio in the second quarter of 2008. Revenues from other products include fee income from activities such as equity research, loan sales, portfolio advisory, structured finance, and correspondent banking services.
Provision expense decreased slightly to $14.0 million in first quarter 2009 compared to $15.0 million in the first quarter 2008. Provision expense reflects deterioration of commercial loans, including loans to banks, and trust preferred loans as the housing market and general economic decline impacted financial institutions and businesses to which FHN extended credit.
Noninterest expense increased by $36.0 million, to $151.8 million in first quarter 2009, primarily due to increased personnel costs related to higher production levels in the first quarter 2009 as compared to the first quarter 2008.
Mortgage Banking
Effective August 31, 2008, FHN completed the sale of Mortgage Banking’s servicing operations and national mortgage origination offices outside Tennessee to MetLife. Additionally, in an effort to reduce balance sheet risk, FHN has reduced the size of the servicing portfolio through bulk and flow sales beginning in 2007. As a result of these transactions, components of origination activity, servicing fees, and operating expenses for 2009 are significantly lower when compared to 2008.

Pre-tax income was $83.3 million in the first quarter 2009 compared to $48.3 million in first quarter 2008. Total revenues decreased by $67.6 million to $130.5 million in first quarter 2009.
Net interest income decreased to $7.6 million in first quarter 2009 from $30.0 million in the first quarter 2008 due to the large decline in the average balance of the mortgage warehouse as a result of the sale of national mortgage origination offices to MetLife.
Subsequent to the sale of certain mortgage banking operations to MetLife in the third quarter 2008, noninterest income consists primarily of servicing-related income such as servicing fees, adjustment to the fair value of servicing assets, and gains or losses from hedging servicing assets. Origination income primarily consists of fees from originating mortgages through the regional banking footprint and secondary marketing income from loans that were originated through the national platform.
Noninterest income decreased to $122.9 million in the first quarter 2009 from $168.0 million in the first quarter 2008. Total servicing income increased $31.9 million to $101.2 million in the first quarter 2009 primarily from positive net hedging results. Servicing fees were down $37.1 million consistent with the decline in the size of the servicing portfolio. Hedging gains were $84.7 million in 2009 compared to $32.7 million in 2008 due to a widening of spreads between mortgage and swap rates. Net revenue from origination activity decreased to $14.5 million in the first quarter 2009 from $84.1 million in the first quarter 2008 due to the sale of national mortgage origination offices.
Noninterest expense was $47.6 million in the first quarter 2009 compared to $149.6 million in the first quarter 2008. The decline is a result of the divestiture of certain mortgage banking operations in the third quarter 2008. Offsetting the broad declines was $14.3 million in charges to increase the private mortgage insurance reserves due to increasing mortgage default expectations, expenses of $12.3 million to increase the foreclosure reserve due to higher repurchase activity, and a $4.5 million increase in contract employment expenses from costs related to the transition service agreement between FHN and MetLife.
National Specialty Lending
National Specialty Lending had a pre-tax loss of $192.5 million in the first quarter 2009 compared to a pre-tax loss of $121.2 million in the first quarter 2008. Provision for loan losses increased $39.1 million to $188.6 million in the first quarter 2009 as a result of deterioration in the national construction and the national home equity loan portfolios.
Net interest income declined to $33.4 million in the first quarter 2009 as compared to $54.2 million in the first quarter 2008 as a result of the increase in nonaccrual and charged-off construction loans.
Noninterest income was a loss of $6.7 million in the first quarter 2009 compared to a gain of $.6 million in the first quarter 2008. Noninterest expense increased $4.1 million from $26.5 million in 2008 primarily from higher foreclosure costs.
Corporate
The Corporate segment’s pre-tax income was $11.4 million in the first quarter 2009 compared to $71.8 million in the first quarter 2008. Net interest income was $26.3 million in the first quarter 2009 compared to $3.6 million in the first quarter 2008 principally due to the effect of excess capital in the corporate segment. Noninterest income was negative $1.4 million in first quarter 2009 compared to positive $59.4 million in the first quarter 2008 as 2008 included a $65.9 million securities gain from redemption of Visa Inc. shares in connection with the IPO. Noninterest expense increased $22.4 million to $13.6 million in the first quarter 2009. First quarter 2008 was positively impacted by the reversal of $30.0 million of the contingent liability related to Visa litigation matters. Charges within noninterest expense that related to restructuring, repositioning, and efficiency initiatives decreased by $14.0 million from 2008.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
In 2007, FHN began conducting a company-wide review of business practices with the goal of improving its overall profitability and productivity. In order to redeploy capital to higher-return businesses, FHN concluded the sale of 34 full-service First Horizon Bank branches in its national banking markets in the second quarter 2008 while also taking actions to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations. Additionally, in January 2008, FHN discontinued national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices. FHN also repositioned First Horizon Home Loans’ mortgage banking operations through various MSR sales.
On August 31, 2008, FHN and MetLife completed the sale of substantially all of FHN’s mortgage origination pipeline, related hedges, certain fixed assets and other associated assets. MetLife did not acquire any portion of FHN’s mortgage loan warehouse. FHN retained its mortgage operations in and around Tennessee, continuing to originate home loans for customers in its banking market footprint. As part of this transaction, FHN also agreed with MetLife for the sale of servicing assets and related hedges on $19.1 billion of first lien mortgage loans and associated custodial deposits. FHN also entered into a subservicing agreement with MetLife for the remainder of FHN’s servicing portfolio. MetLife generally paid book value for the assets and liabilities it acquired, less a purchase price reduction.
Net costs recognized by FHN in the quarter ended March 31, 2009 related to restructuring, repositioning, and efficiency activities were $4.7 million. Of this amount, $2.8 million represented exit costs that were accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).
Significant expenses recognized in first quarter 2009 resulted from the following actions:
•	Transaction costs of $1.1 million from the contracted sale of mortgage servicing rights.

•	Severance and related employee costs of $2.7 million related to discontinuation of national lending operations.

•	Loss of $.8 million related to asset impairments from branch closures.
Net costs recognized by FHN in the quarter ended March 31, 2008 related to restructuring, repositioning, and efficiency activities were $21.3 million. Of this amount, $15.1 million represented exit costs that were accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).
Significant expenses recognized in first quarter 2008 resulted from the following actions:
•	Expense of $15.1 million associated with organizational and compensation changes due to right sizing operating segments, the divestiture of certain First Horizon Bank branches, and consolidating functional areas.

•	Losses of approximately $1.0 million from the sales of certain First Horizon Bank branches.

•	Transaction costs of $2.7 million from the sale of mortgage servicing rights.

•	Expense of $2.5 million for the write-down of certain intangibles and other assets resulting from the change in FHN’s national banking strategy.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows. The effect of suspending depreciation on assets held for sale was immaterial to FHN’s results of operations for all periods. As a result of the change in FHN’s national banking strategy, a write-down of other intangibles of $2.4 million was recognized in first quarter 2008 related to certain banking licenses. The recognition of these impairment losses will have no effect on FHN’s debt covenants. The impairment loss related to the intangible asset was recorded as an unallocated corporate charge within the Corporate segment and is included in all other expense on the Consolidated Condensed Statements of Income. Due to the broad nature of the actions being taken, all components of income and expense will be affected from the efficiency benefits.
Charges related to restructuring, repositioning, and efficiency initiatives for the three months ended March 31, 2009, and 2008 are presented in the following table based on the income statement line item affected. See Note 17 — Restructuring, Repositioning, and Efficiency Charges and Note 2 - Acquisitions/Divestitures for additional information.

Table 1 — Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008

Noninterest income:
Mortgage banking	$(1,142)	$(2,667)
Losses on divestitures	—	(995)

Total noninterest income	(1,142)	(3,662)

Noninterest expense:
Employee compensation, incentives and benefits	2,702	7,412
Occupancy	—	981
Equipment rentals, depreciation and maintenance	—	83
Legal and professional fees	62	3,080
Communications and courier	—	6
All other expense	833	6,062

Total noninterest expense	3,597	17,624

Loss before income taxes	$(4,739)	$(21,286)

Activity in the restructuring and repositioning liability for the three months ended March 31, 2009 and 2008 is presented in the following table:

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Charged to		Charged to
(Dollars in thousands)	Expense	Liability	Expense	Liability

Beginning Balance	$—	$24,167	$—	$19,675
Severance and other employee related costs	2,702	2,702	7,390	7,390
Facility consolidation costs	—	—	891	891
Other exit costs, professional fees and other	64	64	6,832	6,832

Total Accrued	2,766	26,933	15,113	34,788
Payments*		5,707		11,475
Accrual reversals		—		623

Restructuring and Repositioning Reserve Balance		$21,226		$22,690

Other Restructuring & Repositioning (Income) and Expense:
Mortgage banking expense on servicing sales	1,142		2,667
Loss on divestitures	—		995
Impairment of premises and equipment	831		82
Impairment of intangible assets	—		2,429

Total Other Restructuring and Repositioning Income and Expense	1,973		6,173

Total Restructuring, Repositioning Charges	$4,739		$21,286

*	Includes payments related to:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Severance and other employee related costs	$4,074	$6,655
Facility consolidation costs	1,560	1,234
Other exit costs, professional fees and other	73	3,586

	$5,707	$11,475

INCOME STATEMENT
Total consolidated revenue decreased 11 percent to $604.5 million from $677.2 million in the first quarter 2008, primarily from decreases in mortgage banking income, securities gains, and net interest income.
NET INTEREST INCOME
Net interest income declined to $196.6 million in the first quarter 2009 compared to $228.1 million in the first quarter 2008 as average earning assets declined 16 percent to $27.4 billion and average interest-bearing liabilities declined 22 percent to $25.9 billion in the first quarter 2009.
The consolidated net interest margin was 2.89 percent for first quarter 2009 compared to 2.81 percent for first quarter 2008. The widening in the margin occurred as the net interest spread increased to 2.60 percent from 2.35 percent in the first quarter 2009 while the impact of free funding decreased from 46 basis points to 29 basis points. The increase in the margin is largely attributable to a decrease in interest-bearing assets, increased spreads on capital markets trading inventory, and a reduced need for higher cost short-term funding. The positive effects more than offset the negative impact of an increase in nonaccrual loans.
Table 2 — Net Interest Margin

	Three Months Ended
	March 31
	2009	2008

Consolidated yields and rates:
Loans, net of unearned income	3.97%	6.07%
Loans held for sale	4.94	5.88
Investment securities	5.20	5.41
Capital markets securities inventory	3.65	4.62
Mortgage banking trading securities	12.79	13.18
Other earning assets	0.24	2.89

Yields on earning assets	3.98	5.86

Interest-bearing core deposits	1.63	2.85
Certificates of deposit $100,000 and more	2.54	4.63
Federal funds purchased and securities sold under agreements to repurchase	0.21	2.95
Capital markets trading liabilities	3.85	4.57
Short-term borrowings and commercial paper	0.30	3.29
Long-term debt	1.83	4.37

Rates paid on interest-bearing liabilities	1.38	3.51

Net interest spread	2.60	2.35
Effect of interest-free sources	.29	.46

FHN — NIM	2.89%	2.81%

Certain previously reported amounts have been reclassified to agree with current presentation.
In the short term, the net interest margin is expected to remain under pressure as deposit pricing remains challenging. In the longer term, net interest margin should be positively influenced by the reduction of lower margin national businesses.
NONINTEREST INCOME
Capital Markets Noninterest Income
The major component of capital markets’ revenue is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including equity research, loan sales, portfolio advisory activities, and structured finance. Securities inventory positions are generally procured for distribution to customers by the sales staff. A portion of the inventory is hedged to protect against movements in fair value due to changes in interest rates.

Capital markets noninterest income increased to $214.2 million in first quarter 2009 from $131.5 million in first quarter 2008. Revenues from fixed income sales increased by $44.8 million to $197.0 as market volatility and illiquidity positively affected trading volumes. Other product revenues increased $38.0 million to $17.2 million as 2008 included a $36.2 million LOCOM adjustment on the trust preferred warehouse.
Table 3 — Capital Markets Noninterest Income

	Three Months Ended
	March 31		Growth
(Dollars in thousands)	2009	2008	Rate (%)

Noninterest income:
Fixed income	$197,005	$152,208	29.4 +
Other product revenue	17,219	(20,751)	NM

Total capital markets noninterest income	$214,224	$131,457	63.0 +

NM — not meaningful
Mortgage Banking Noninterest Income
Effective August 31, 2008, FHN completed the sale of Mortgage Banking’s servicing operations and national mortgage origination offices outside Tennessee to MetLife. Additionally, in an effort to reduce balance sheet risk, FHN has reduced the size of the servicing portfolio through bulk and flow sales beginning in 2007. As a result of these transactions, components of origination activity, servicing fees, and operating expenses for 2009 are significantly lower when compared to 2008.
Mortgage banking noninterest income decreased by $43.0 million in the first quarter 2009 to $115.7 million as shown in Table 4.
Table 4 — Mortgage Banking Noninterest Income

	Three Months Ended
	March 31		Percent
	2009	2008	Change

Noninterest income (thousands):
Origination income	$14,454	$84,056	82.8	-
Servicing income	101,202	69,344	45.9	+
Other	93	5,312	98.2	-

Total mortgage banking noninterest income	$115,749	$158,712	27.1	-

Mortgage banking statistics (millions):
Refinance originations	$377.1	$4,776.0	92.1	-
Home-purchase originations	31.3	2,733.5	98.9	-

Mortgage loan originations	$408.4	$7,509.5	94.6	-

Servicing portfolio — owned	$60,132.0	$99,021.5	39.3	-

Total servicing income increased $31.9 million to $101.2 million in the first quarter 2009 primarily from positive net hedging results. Servicing fees were down $37.1 million consistent with the decline in the size of the servicing portfolio. Hedging gains were $84.7 million in 2009 compared to $32.7 million in 2008 due to a widening of spreads between mortgage and swap rates. Net revenue from origination activity decreased to $14.5 million in the first quarter 2009 from $84.1 million in the first quarter 2008 due to the sale of national mortgage origination offices.
Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income. Securities gains decreased by $65.9 million as 2008 included the redemption of Visa shares as a result of Visa’s IPO. Fees from deposit transactions and cash management were down $3.5 million primarily due to a volume decline in transactions resulting in lower retail NSF fees and trust fees decreased $2.3 million consistent with market declines of managed trust assets. Revenue from loan sales and securitizations was $1.0 million in 2009 compared to a loss of $4.1 million in 2008 and is primarily composed of servicing fees and MSR value adjustments from prior HELOC and second lien loan sales and securitizations. Other noninterest income decreased $14.0 million and included a $10.0 million charge to increase the repurchase reserve for prior consumer loan sales.
NONINTEREST EXPENSE
Total noninterest expense for first quarter 2009 decreased 4 percent to $417.3 million from $434.2 million in first quarter 2008.
Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased $39.0 million from $287.5 million in first quarter 2008, primarily as a result of headcount reduction. In first quarter 2009, personnel expense included $2.7 million of charges related to restructuring, repositioning, and efficiency initiatives, and includes increased personnel costs due to higher production at capital markets. First quarter 2009 also included a $10.7 million charge to adjust a reserve for employee life insurance benefits.
All other noninterest expense increased $48.9 million in the first quarter 2009 compared to the first quarter 2008. The private mortgage reinsurance reserve was increased due to increasing mortgage default expectations resulting in $14.3 million additional expense. The Mortgage Banking foreclosure reserve was increased due to higher repurchase activity resulting in charges of $12.3 million. FDIC premiums increased $4.8 million to $7.6 million in the first quarter 2009. All other expense categories decreased consistent with FHN’s focus on efficiency initiatives and reduction of non-core businesses. First quarter 2008 included the reversal of $30.0 million of the contingent liability related to certain Visa Inc. legal matters.
INCOME TAXES
The effective tax rate for the first quarter 2009 was 42 percent reflecting tax benefits due to the reported loss in 2009. The rate cannot be compared to first quarter 2008 due to the level of net income reported in first quarter 2008. The effective tax rates for both quarters were favorably impacted by affordable housing tax credits and increases in cash surrender value of life insurance.
No valuation allowance related to deferred tax assets has been recorded as of March 31, 2009 other than a full valuation reserve related to state net operating losses that are not expected to be realized primarily as a result of FHN’s strategy of exiting the national mortgage business. Management believes that it is more likely than not that the remaining deferred tax assets will be fully realized because of taxable income available in the two year carryback period, reversals of existing temporary differences, tax planning strategies which accelerate the realization of deferred tax assets, and future taxable income exclusive of reversing temporary differences.
PROVISION FOR LOAN LOSSES / ASSET QUALITY
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan and lease losses (ALLL) at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Analytical models based on loss experience adjusted for current events, trends, and economic conditions are used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses increased 25 percent to $300.0 million in first quarter 2009 from $240.0 million in first quarter 2008. While all portfolios were affected by the weakening real estate markets and the general decline in economic conditions, the increase primarily reflects deterioration in the national residential and commercial real estate construction portfolios (one-time close retail real estate construction loans extended to consumers, loans to homebuilders and loans to real estate developers). Net charge offs increased to $208.3 million in the first quarter 2009 from $99.1 million in 2008 and the net charge off ratio was 3.97 percent in 2009 compared to 1.81 percent in 2008. The increase in net charge-offs is due to problem loans in the consumer real estate (home equity installment and HELOC), residential CRE (homebuilder and condominium construction), and OTC portfolios.

While charge-offs increased due to deteriorating economic conditions, FHN’s methodology of charging down collateral dependent commercial loans to net realizable value (NRV) also impacted charge-off trends, especially in comparison to applicable ALLL. Generally, classified nonaccrual loans over $1 million are deemed to be impaired in accordance with Statement of Financial Accounting Standards, No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114) and are assessed for impairment measurement. A majority of these SFAS No. 114 loans (generally commercial loans over $1 million that are not expected to pay all contractually due principal and interest) are included in the Residential CRE (Homebuilder and Condominium Construction) portfolio. Once impairment is detected, loans are then written down to the fair value of the underlying collateral, less costs to sell (net realizable value). Fair value is based on recent appraisals of collateral. Collateral values are monitored and further charge-offs are taken if it is determined that the collateral values have continued to decline. Historically, as problem loans had been identified, estimated probable losses were reserved for in the ALLL and these loans were subsequently charged-off as appropriate. Given the deterioration in the real estate markets and the growing number of loans determined to be collateral dependent under SFAS No. 114, charge-offs of these loans have been accelerated to the time when the impairments are initially detected as opposed to historical trends which reflected additions to the ALLL for probable inherent losses.
Also impacting increased charge-offs related to SFAS No. 114 loans are the dramatic declines in collateral values experienced due to the prevailing real estate market conditions. Therefore, charge-offs are not only higher due to the increased credit deterioration related to these loans, but also due to the increased rate at which loans are charged down to net realizable value because of rapidly declining collateral values. Net charge-offs related to collateral dependent SFAS 114 loans were $73.6 million or 35 percent of total net charge-offs during the first quarter of 2009. Because of the accelerated recognition of impairment of these loans, the elevated charge-offs decrease the ALLL. Compression occurs in the ALLL to net charge-offs ratio as the ALLL is generally not replenished for charge-offs related to SFAS No. 114 collateral dependent loans because reserves are not carried for these loans.
Additionally, OTC loans are generally written down to appraised value if, when the loan becomes 90 days past due or is considered substandard, recently obtained appraisals indicate a decline in fair value. Subsequent charge downs are taken thereafter in accordance with regulatory guidelines. In the first quarter 2009, net charge-offs related to OTC loans were $46.5 million, approximately 22 percent of total net charge-offs.
As included in Table 5, non-performing loans in the loan portfolio were $1.1 billion on March 31, 2009, compared to $527.6 million on March 31, 2008. The ratio of nonperforming loans in the loan portfolio to total loans was 5.44 percent on March 31, 2009, and 2.41 percent on March 31, 2008. The increase in nonperforming loans is primarily attributable to deterioration in the OTC, Residential CRE, and Income CRE (Income-producing commercial real estate) due primarily to the significant slowdown in the real estate market. Nonperforming OTC loans increased to $426.6 million as of March 31, 2009 from $199.7 million as of March 31, 2008. Nonperforming Residential CRE loans increased to $411.6 million on March 31, 2009 from $238.9 million on March 31, 2008 and Income CRE nonperforming loans increased to $122.0 million from $39.8 million in 2008.
Nonperforming assets were $1.3 billion on March 31, 2009, compared to $620.9 million on March 31, 2008. The nonperforming assets ratio was 5.98 percent on March 31, 2009 and 2.78 percent last year. In addition to the increase in nonperforming loans, foreclosed assets increased to $119.0 million in the first quarter 2009 compared to $83.7 million in 2008 which was primarily attributable to deterioration in the national construction and permanent mortgage portfolios. Foreclosed assets are recognized at net realizable value, including estimated costs of disposal at foreclosure. The nonperforming asset ratio is expected to remain under pressure throughout the current economic downturn.
The ratio of ALLL to nonperforming loans in the loan portfolio decreased to .84 times in the first quarter 2009 compared to .92 times in the first quarter of 2008. While nonperforming loans increased from the same period last year, a portion of these loans does not carry reserves. As of March 31, 2009, the total amount of SFAS No. 114 commercial loans was $526.3 million; $504.8 million of these loans are carried at NRV and do not carry reserves. The SFAS No. 114 loans mentioned above that are charged down to NRV represent 45 percent of nonperforming loans in the loan portfolio as of March 31, 2009. This compresses the ALLL to nonperforming loans ratio because SFAS No. 114 loans are included in nonperforming loans, but reserves for these loans are not carried in the

ALLL. Residential CRE loans were $350.5 million or 67 percent of all SFAS No. 114 loans while the remainder is included in the C&I and Income CRE portfolios. Additionally, charged-down OTC loans are included in nonperforming loans. As of March 31, 2009, OTC loans accounted for 38 percent of nonperforming loans in the loan portfolio. The ALLL related to OTC loans was $183.5 million which provides a coverage ratio of 24 percent for inherent losses in the portfolio. Because of the methodologies described above, the ALLL to NPL ratio is negatively impacted. Nonperforming loans in the loan portfolio for which reserves are actually carried were approximately $439.8 million as of March 31, 2009.
Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard. In total, potential problem assets were $1.4 billion on March 31, 2009, up from $475.3 million on March 31, 2008. The significant increase in potential problem assets reflects downward credit grading and deterioration in the commercial portfolio. Also, loans 30 to 89 days past due increased to $404.7 million on March 31, 2009, up from $257.8 million on March 31, 2008. This increase was primarily driven by the slowdown in the housing markets and the general economic decline and its impact on the loan portfolios. Loans 90 days past due were also impacted by some administrative delinquencies that were resolved after quarter end. Loans held for sale that were 90 days past due declined primarily as a result of loans transferred in connection with a bulk servicing sale that occurred in 2008 and overall declines in the amount of loans held for sale. The current expectation of losses from both potential problem assets and loans 30 to 89 days past due has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
Asset quality is expected to remain stressed in 2009 due to the expectation that the housing industry and broader economic conditions may continue to deteriorate. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of this MD&A discussion.

Table 5 — Asset Quality Information

Three months ended March 31
(Dollars in thousands)	2009	2008

Allowance for loan losses:
Beginning balance on December 31	$849,210	$342,341
Provision for loan losses	300,000	240,000
Charge-offs	(217,161)	(101,756)
Recoveries	8,883	2,618

Ending balance on March 31	$940,932	$483,203

Reserve for off-balance sheet commitments	19,511	11,786
Total allowance for loan losses and reserve for off-balance sheet commitments	$960,443	$494,989

March 31
Nonperforming Assets by Segment	2009	2008

Regional Banking:
Nonperforming loans	$193,191	$81,244
Foreclosed real estate	31,305	38,019

Total Regional Banking	224,496	119,263

Capital Markets:
Nonperforming loans	40,383	13,030
Foreclosed real estate	641	600

Total Capital Markets	41,024	13,630

National Specialty Lending:
Nonperforming loans	845,964	433,285
Foreclosed real estate	64,586	29,680

Total National Specialty Lending	910,550	462,965

Mortgage Banking:
Nonperforming loans including held for sale (a)	53,569	9,693
Foreclosed real estate	22,514	15,373

Total Mortgage Banking	76,083	25,066

Total nonperforming assets	$1,252,153	$620,924

Total loans, net of unearned income	$20,572,477	$21,932,020
Insured loans	(528,025)	(808,606)

Loans excluding insured loans	$20,044,452	$21,123,414

Foreclosed real estate from GNMA loans	13,607	$22,346
Potential problem assets (b)	1,399,899	475,302
Loans 30 to 89 days past due	404,739	257,798
Loans 30 to 89 days past due — guaranteed portion (c)	98	76
Loans 90 days past due	203,746	74,380
Loans 90 days past due — guaranteed portion (c)	245	247
Loans held for sale 30 to 89 days past due	44,170	65,082
Loans held for sale 30 to 89 days past due — guaranteed portion (c)	43,577	65,082
Loans held for sale 90 days past due	47,055	225,805
Loans held for sale 90 days past due — guaranteed portion (c)	39,960	223,383
Off-balance sheet commitments (d)	$6,076,977	$6,826,000

Allowance to total loans	4.57%	2.20%
Allowance to nonperforming loans in the loan portfolio	0.84	x	0.92	x
Allowance to loans excluding insured loans	4.69%	2.29%
Allowance to annualized net charge-offs	1.13	x	1.22	x
Nonperforming assets to loans and foreclosed real estate (e)	5.98%	2.78%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	5.44%	2.41%
Total commercial net charge-offs (f)	3.73%	1.93%
Retail real estate net charge-offs (f)	4.21%	1.61%
Other retail net charge-offs (f)	3.66%	3.43%
Credit card receivables net charge-offs (f)	6.06%	3.92%
Total net charge-offs to average loans (f)	3.97%	1.81%

(a)	1Q 2009 includes $39,057 of loans held-to-maturity.

(b)	Includes 90 days past due loans.

(c)	Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.

(d)	Amount of off-balance sheet commitments for which a reserve has been provided.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

(f)	Net charge-off ratios are calculated based on average loans, net of unearned income.

The following table provides additional asset quality data by loan portfolio:
Table 6 — Asset Quality by Portfolio

	Three Months Ended March 31
	2009		2008

Key Portfolio Details
Commercial (C&I & Other)
Period-end loans ($ millions)	$7,676		$7,225

30+ Delinq. %	1.53%		.93%
NPL %	1.35		.64
Charge-offs % (qtr. annualized)	1.55		.83

Allowance / Loans %	2.97%		1.59%
Allowance / Charge-offs	1.89	x	2.31	x

Income CRE (Income-producing Commercial Real Estate)
Period-end loans ($ millions)	$1,938		$1,982

30+ Delinq. %	4.23%		.57%
NPL %	6.30		2.01
Charge-offs % (qtr. annualized)	3.36		1.94

Allowance / Loans %	5.21%		2.47%
Allowance / Charge-offs	1.53	x	1.28	x

Residential CRE (Homebuilder and Condominium Construction)
Period-end loans ($ millions)	$1,133		$1,980

30+ Delinq. %	10.43%		2.73%
NPL %	36.34		12.07
Charge-offs % (qtr. annualized)	18.10		5.93

Allowance / Loans %	8.59%		3.64%
Allowance / Charge-offs	.44	x	.58	x

Consumer Real Estate (Home Equity Installment and HELOC)
Period-end loans ($ millions)	$7,609		$7,964

30+ Delinq. %	2.01%		1.55%
NPL %	.07		.11
Charge-offs % (qtr. annualized)	2.38		.93

Allowance / Loans %	3.06%		1.19%
Allowance / Charge-offs	1.27	x	1.28	x

OTC (Consumer Residential Construction Loans)
Period-end loans ($ millions)	$773		$1,815

30+ Delinq. %	2.82%		2.67%
NPL %	55.19		11.01
Charge-offs % (qtr. annualized)	21.10		4.63

Allowance / Loans %	23.74%		6.49%
Allowance / Charge-offs	.99	x	1.33	x

Permanent Mortgage
Period-end loans ($ millions)	$1,109		$647

30+ Delinq. %	10.11%		7.73%
NPL %	4.48		—
Charge-offs % (qtr. annualized)	3.47		.41

Allowance / Loans %	7.06%		.20%
Allowance / Charge-offs	2.04	x	1.75	x

Credit Card and Other
Period-end loans ($ millions)	$335		$319

30+ Delinq. %	2.33%		2.37%
NPL %	—		—
Charge-offs % (qtr. annualized)	4.81%		5.14

Allowance / Loans %	6.04%		4.58%
Allowance / Charge-offs	1.26	x	.89	x

Loans are expressed net of unearned income. All data is based on internal loan classification.

STATEMENT OF CONDITION REVIEW
EARNING ASSETS
Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets. Earning assets averaged $27.4 billion and $32.7 billion in the first quarter 2009 and first quarter 2008, respectively.
Loans
Average loans were $21.0 billion in the first quarter 2009 compared to $22.0 billion in the first quarter 2008, a decline of 5 percent. The decrease was driven by elevated charge-offs and declines in both commercial and consumer construction portfolios as FHN discontinued loan origination through its national construction lending channel. Average commercial real estate construction and consumer real estate construction loan portfolios each declined by $1.0 billion from the first quarter 2008. Partially offsetting the declines were increases in C&I loans due to modest growth and approximately $.3 billion of small issuer trust preferred loans that were transferred net of LOCOM from held for sale to the loan portfolio during 2008. Also partially offsetting the decline in construction loans was an increase in residential real estate loans driven by $.6 billion of permanent mortgages that were transferred from held for sale to the portfolio. Average loans represented 76 percent of average earning assets in first quarter 2009 and 67 percent in first quarter 2008. Additional loan information is provided in Table 7 — Average Loans and Note 4 - Loans.
The commercial and retail construction and home equity portfolios are expected to continue to contract in 2009 due to conditions in the housing market and FHN’s strategic goal to reduce real estate concentrations in general. This contraction will likely more than offset new loan production.
Table 7 — Average Loans

	Three Months Ended
	March 31
		Percent	Growth		Percent
(Dollars in millions)	2009	of Total	Rate	2008	of Total

Commercial:
Commercial, financial and industrial	$7,781.7	37%	9.3%	$7,121.9	33%
Real estate commercial (a)	1,492.9	7	10.8	1,347.4	6
Real estate construction (b)	1,689.9	8	(37.7)	2,713.2	12

Total commercial	10,964.5	52	(1.9)	11,182.5	51

Retail:
Real estate residential (c)	8,095.1	39	4.1	7,774.4	35
Real estate construction (d)	880.5	4	(53.9)	1,909.0	9
Other retail	135.6	1	(4.5)	142.0	1
Credit card receivables	184.3	1	(5.5)	195.1	1
Real estate loans pledged against other collateralized borrowings (e)	709.1	3	(6.1)	755.1	3

Total retail	10,004.6	48	(7.2)	10,775.6	49

Total loans, net of unearned	$20,969.1	100%	(4.5)%	$21,958.1	100%

(a)	Includes nonconstruction income property loans and land loans not involving development.

(b)	Includes homebuilder, condominium, and income property construction and land development loans.

(c)	Includes primarily home equity loans and lines of credit (average for first quarter 2009 and 2008 — $3.8 billion and $3.7 billion, respectively).

(d)	Includes one-time close product.

(e)	Includes on-balance sheet securitizations of home equity loans.

Loans Held for Sale / Loans Held for Sale — Divestiture
Loans held for sale consists of mortgage warehouse and student, small business, and home equity loans. Loans held for sale represented 2 percent of total earning assets in first quarter 2009 compared with 12 percent in first quarter 2008. During first quarter 2009 loans held for sale averaged $.6 billion, a decrease of 84 percent, or $3.4 billion from first quarter 2008. The majority of the decrease relates to the mortgage warehouse which contracted by $2.8 billion primarily as a result of the sale of the national mortgage origination offices to MetLife in August 2008. Small issuer trust preferred loans decreased by $.3 billion as the loans were moved to the portfolio net of LOCOM during 2008. First quarter 2008 included $.2 billion of loans held for sale-divestiture which were sold during 2008. Since mortgage warehouse loans and other loans held for sale are generally held in inventory for a short period of time, there may be significant differences between average and period-end balances.
Other
The average balance of trading securities decreased from $2.4 billion during the first quarter 2008 to $1.3 billion in 2009. Capital Market’s trading inventory contributed to $.8 billion of the decline while mortgage trading securities decreased by $.2 billion.
Deposits / Other Sources of Funds
During the first quarter 2009, core deposits decreased 5 percent or $.7 billion and averaged $13.0 billion as custodial deposits were transferred when the related serviced loans were sold in 2008 and also due to increased competition for deposits. Interest-bearing core deposits decreased 3 percent or $.3 billion to an average balance of $8.6 billion in first quarter 2009.
Average short-term purchased funds decreased to $8.6 billion in the first quarter 2009 from $12.6 billion in the first quarter 2008 driven by a decline in purchased federal funds as lending among financial institutions tightened during 2008 and a decline in purchased CD’s as FHN focused on lower cost funding sources. Average long-term borrowings decreased by $2.5 billion consistent with balance sheet contraction as long term bank notes matured or were repurchased and extendable notes were not renewed.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets.
Average equity increased to $3.6 billion in the first quarter 2009 from $2.5 billion in the first quarter 2008. Period-end equity was $3.5 billion on March 31, 2009, an increase of 46 percent from first quarter 2008. The increase is a result of the issuance of 69 million shares of common stock in the second quarter 2008 which generated $659.8 million net proceeds and the issuance of preferred stock and a common stock warrant in the third quarter 2008 though participation in the UST CPP which generated $866.5 million of proceeds. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal, regulatory, and CPP constraints.

Table 8 — Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs

2009
January 1 to January 31	11	$10.33	11	38,090
February 1 to February 28	—	NA	—	38,090
March 1 to March 31	—	NA	—	38,090

Total	11	$10.33	11

Compensation Plan Programs:

-	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The authority has been increased to reflect the reflect the 3.0615% stock dividend effective on October 1, 2008 and the 1.837% stock dividend effective on January 1, 2009. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On March 31, 2009, the maximum number of shares that may be purchased under the program was 30.2 million shares.

Other Programs:

-	On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010. The authority has been increased to reflect the 3.0615% stock dividend effective on October 1, 2008 and the 1.837% stock dividend effective on January 1, 2009. Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory constraints. Until the third anniversary of the sale of the preferred shares issued in the CPP, FHN may not repurchase common or other equity shares (subject to certain limited exceptions) without the UST’s approval. This authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated. On March 31, 2009, the maximum number of shares that may be purchased under the program was 7.8 million shares.
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of March 31, 2009, and March 31, 2008, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7 — Regulatory Capital.
RISK MANAGEMENT
FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the CEO and other executive officers of FHN. The Chief Risk Officer oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Credit Risk Management Committee, Asset/Liability Committee (ALCO), Capital Management Committee, Compliance Risk Committee, Operational Risk Committee, and the Executive Program Governance Forum. The Chief Credit Officer, EVP Funds Management and Corporate Treasurer (chairs both ALCO and Capital Management Committee), SVP Corporate Compliance, Chief Risk Officer, and EVP and Chief Information Officer chair these committees respectively. Reports regarding Credit, Asset/Liability Management, Market Risk, Capital

Management, Compliance, and Operational Risks are provided to the Credit Policy and Executive Committee, and/or Audit Committee of the Board and to the full Board. In response to FHN’s participation in the U.S. Treasury’s Troubled Asset Relief Program (TARP), the Compensation Committee, Chief Risk Officer, and Chief Credit Officer convene periodically to review and assess key business risks and the relation of those risks to compensation and incentives plans in which named executives participate. The first of such meetings occurred in January 2009.
Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures, and portfolio management all executed through experienced personnel. The Internal Audit Department, Credit Risk Assurance Group, Credit Policy and Regulations Group, and Credit Portfolio Management Group also evaluate risk management activities. These evaluations are reviewed with management and the Audit Committee, as appropriate.
MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
Given the significant current uncertainties that exist within the housing and credit markets, it is anticipated that 2009 will continue to be challenging for FHN. While the reduction of mortgage banking operations is expected to significantly decrease sensitivity to market pricing uncertainty, FHN will continue to be affected by market factors as it addresses the remaining mortgage loan warehouse and attempts to reduce the remaining servicing portfolio. In addition, current volatility and reduced liquidity in the capital markets may adversely impact market execution putting continued pressure on revenues. As difficulties in the credit markets persist, FHN will continue to adapt its liquidity management strategies. Further deterioration of general economic conditions could result in increased credit costs depending on the length and depth of this market cycle.
INTEREST RATE RISK MANAGEMENT
Interest rate risk is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income, and/or expense at different times or in different amounts. ALCO, a committee consisting of senior management that meets regularly, is responsible for coordinating the financial management of interest rate risk. FHN primarily manages interest rate risk by structuring the balance sheet to attempt to maintain the desired level of associated earnings while operating within prudent risk limits and thereby preserving the value of FHN’s capital.
Net interest income and the financial condition of FHN are affected by changes in the level of market interest rates as the repricing characteristics of loans and other assets do not necessarily match those of deposits, other borrowings, and capital. When earning assets reprice more quickly than liabilities, net interest income will benefit in a rising interest rate environment and will be negatively impacted when interest rates decline. In the case of floating rate assets and liabilities with similar repricing frequencies, FHN may also be exposed to basis risk which results from changing spreads between earning and borrowing rates. Generally, when interest rates decline, Mortgage Banking faces increased prepayment risk associated with MSR.
Due to the third quarter 2008 sale of certain mortgage banking operations, Mortgage Banking revenue mix was significantly impacted. Through August 2008, Mortgage Banking revenue was primarily generated by originating, selling, and servicing residential mortgage loans and was highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand. After the 2008 divestiture, Mortgage Banking income was primarily composed of servicing residential mortgage loans and fair value adjustments to the remaining warehouse. Given the repositioning of mortgage banking operations, origination activity has been significantly reduced thereby reducing interest rate risk exposure in periods after the divestiture. In general, low or declining interest rates typically lead to increased origination fees and profit from the sale of loans but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence income from originations and sales of loans while servicing-related income may rise due to lower prepayments. Net interest income earned on warehouse loans held for sale and on swaps and similar derivative instruments used to protect the value of MSR increases when the yield curve steepens and decreases when the yield curve flattens or inverts.
Lastly, a steepening yield curve positively impacts the demand for fixed income securities and, therefore, Capital Markets’ revenue. Generally, the effects of a steepening yield curve on FHN’s consolidated pre-tax income are positive, especially when driven by falling short term rates, benefiting Capital Markets’ and Mortgage Banking’s results.
As a result of the MetLife transaction, mortgage banking origination activity was significantly reduced in periods after third quarter 2008 as FHN focuses on origination within its regional banking footprint. Accordingly, the following discussion of pipeline and warehouse related derivatives is primarily applicable to reporting periods occurring through the third quarter 2008. In certain cases, derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates. As discussed in Critical Accounting Policies, derivative financial instruments are used by mortgage banking for two purposes. First, forward sales contracts and futures contracts are used to protect against changes in fair value of the pipeline and mortgage warehouse, primarily used from the time an interest rate is committed to the customer until the mortgage is sold into the secondary market due to increases in interest rates. Second, interest rate contracts, forward sales contracts, and futures contracts, are utilized to protect against MSR prepayment risk that generally accompanies declining interest rates. As interest rates fall, the value of MSR should decrease and the value of the servicing hedge should increase. The converse is also true.
Derivative instruments are also used to protect against the risk of loss arising from adverse changes in the fair value of a portion of Capital Markets’ securities inventory due to changes in interest rates. FHN does not use derivative instruments to protect against changes in fair value of loans or loans held for sale other than the mortgage pipeline, warehouse and certain small issuer trust preferred loans.
LIQUIDITY MANAGEMENT
ALCO focuses on the funding of assets with liabilities of the appropriate duration, while mitigating the risk of not meeting unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors, and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. See Note 15 — Derivatives for additional information. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Home Loan Bank (FHLB), the Federal Reserve Banks, access to Federal Reserve Bank programs such as the Term Auction Facility (TAF), availability to the overnight and term Federal Funds markets, and dealer and commercial customer repurchase agreements.
Core deposits are a significant source of funding and have been a stable source of liquidity for banks. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits were temporarily increased to $250 thousand per account owner through January 1, 2010. Total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 149 percent in first quarter 2009 and 153 percent in first quarter 2008. Should loan growth exceed core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position. The ratio is expected to continue to decline as the national loan portfolios decrease.
In 2005, FTBNA established a bank note program providing additional liquidity of $5.0 billion. On March 31, 2009, $1.8 billion was outstanding through the bank note program with $.9 billion scheduled to mature later in 2009. During 2008 and continuing into early 2009, market and other conditions have been such that FTBNA has not been able to utilize the bank note program, and instead has obtained less credit sensitive sources of funding including secured sources such as Federal Reserve Term Auction Facility (TAF). FTBNA expects that its inability to use the bank note program will continue for some time, and cannot predict when that inability will end.
FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity or incurring other debt subject to market conditions and compliance with applicable regulatory requirements from time to time. FHN also evaluates alternative sources of funding, including loan sales, syndications, and FHLB borrowings in its management of liquidity.

Parent company liquidity is maintained by cash flows stemming from dividends and interest payments collected from subsidiaries along with net proceeds from stock sales through employee plans, which represent the primary sources of funds to pay cash dividends to shareholders and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions described in the next paragraph. As discussed above, the parent company also has the ability to enhance its liquidity position by raising equity or incurring debt subject to market conditions and compliance with applicable regulatory requirements from time to time.
Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $283 million at March 31, 2009. Earnings (or losses) and dividends declared during 2009 will change the amount available during 2009 until December 31.
FTBNA has requested approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in July 2009. FTBNA has not requested approval to pay common dividends to its sole common stockholder, FHN. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether or not to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity and other needs. Under the terms of the CPP FHN is not permitted to increase its cash common dividend rate for a period of three years without permission of the Treasury. At the time of the preferred share and common stock warrant issuance, FHN did not pay a common cash dividend.
On April 21, 2009, the Board declared a dividend in shares of common stock at a rate of 1.5782% to be distributed on July 1, 2009 to shareholders of record on June 12, 2009. The Board currently intends to reinstate a cash dividend at an appropriate and prudent level once earnings and other conditions improve sufficiently, consistent with legal, regulatory, CPP, and other constraints. The Board has also approved the payment of the 5% dividend on the CPP preferred payable on May 15, 2009.
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2009, and 2008. In the first quarter 2009, positive cash flows from financing activities were exceeded by negative cash flows from investing and operating activities, primarily as a result of an increase in interest-bearing cash balances. For the first quarter 2009, net cash used by investing and operating activities was $.4 billion, and $35.8 million, respectively, which was partially offset by $43.9 million positive cash flows from financing activities.
Negative cash flows from investing activities were primarily affected by a $1.0 billion increase in interest-bearing cash, mainly Federal Reserve balances, and were partially offset by cash provided through a decrease in the loan and securities portfolio as the national loan portfolio balance continues to decline. Cash used by operating activities was $35.8 million primarily driven by an increase in capital markets, tax, and other receivables. Additionally, an increase in loans held for sale due to higher refinance activity and increase in student loans negatively affected cash flows from operating activities. Cash provided by financing activities was $43.9 million as cash flows from deposits increased $668.2 million and funds from short-term borrowings were $60.6 million. Funding from long-term debt decreased by $669.6 million as bank notes matured consistent with balance sheet contraction.
In the first quarter 2008, negative cash flows from financing activities exceeded cash provided by operating and investing activities. Financing activities were primarily impacted by a decrease in wholesale deposits. Positive investing cash flows resulted from the decrease in the loan portfolio as well as the prospective classification of retained interests in securitizations within investing activities. Cash flows from operating activities were relatively flat as FHN benefited from a decrease in capital markets’ trading securities.

Off-balance Sheet Arrangements and Other Contractual Obligations
First Horizon Home Loans, the former mortgage banking division of FHN, originated conventional conforming and federally insured single-family residential mortgage loans. Likewise, FTN Financial Capital Assets Corporation purchases the same types of loans from customers. Substantially all of these mortgage loans were exchanged for securities, which are issued through investors, including government sponsored enterprises (GSE), such as Government National Mortgage Association (GNMA) for federally insured loans and Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) for conventional loans, and then sold in the secondary markets. Each GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. Many private investors were also active in the secondary market as issuers and investors. The risk of credit loss with regard to the principal amount of the loans sold was generally transferred to investors upon sale to the secondary market. To the extent that transferred loans were subsequently determined not to meet the agreed upon qualifications or criteria, the purchaser had the right to return those loans to FHN. In addition, certain mortgage loans were sold to investors with limited or full recourse in the event of mortgage foreclosure (refer to discussion of foreclosure reserves under Critical Accounting Policies). After sale, these loans were not reflected on the Consolidated Condensed Statements of Condition.
FHN’s use of government agencies as an efficient outlet for mortgage loan production was an essential source of liquidity for FHN and other participants in the housing industry in recent years. The use of origination and subsequent sale or securitization of these loans to government agencies has significantly declined due to FHN’s sale of national mortgage origination offices in third quarter 2008. During first quarter 2009 and first quarter 2008, approximately $21.6 million and $4.3 billion, respectively, of conventional and federally insured mortgage loans were securitized and sold by FHN through these investors.
Historically, certain of FHN’s originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC originated primarily through FTBNA, did not conform to the requirements for sale or securitization through government agencies. FHN pooled and securitized these non-conforming loans in proprietary transactions. After securitization and sale, these loans were not reflected on the Consolidated Condensed Statements of Condition. These transactions, which were conducted through single-purpose business trusts, were an efficient way for FHN to monetize these assets. On March 31, 2009 and 2008, the outstanding principal amount of loans in these off-balance sheet business trusts was $21.5 billion and $24.7 billion, respectively. FHN has substantially reduced its origination of these loans in response to disruptions in the credit markets and did not execute a securitization of these loans in 2008 and through the first quarter of 2009. Given the historical significance of FHN’s origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans was an important source of liquidity to FHN. See Note 13 — Loan Sales and Securitizations for additional information.
FHN has also sold HELOC and second-lien mortgages without recourse through whole loan sales. On March 31, 2009, the outstanding principal balance of these loans was $1.1 billion and $1.8 billion, respectively. On March 31, 2008, the outstanding principal balance of these HELOC and second-lien mortgages was $1.2 billion and $2.2 billion, respectively. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans for which there is a breach of warranties provided to the buyers. As of March 31, 2009, FHN has recognized a liability of $17.2 million related to these repurchase obligations.
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
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Management, measurement, and reporting of operational risk are overseen by the Operational Risk Committee, which is chaired by the Chief Risk Officer. Key representatives from the business segments, legal, risk management, information technology risk, corporate real estate, employee services, records management, bank operations, funds management, and insurance are represented on the committee. Subcommittees manage and report on business continuity planning, information technology risk, insurance, records management, customer complaint, and reputation risks. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee. Emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.
COMPLIANCE RISK MANAGEMENT
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to banking activities. Management, measurement, and reporting of compliance risk are overseen by the Compliance Risk Committee, which is chaired by the SVP of Corporate Compliance. Key executives from the business segments, legal, risk management, and service functions are represented on the committee. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee, and to the Audit Committee of the Board, as applicable. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.
CREDIT RISK MANAGEMENT
Credit risk is the risk of loss due to adverse changes in a borrower or counterparty’s ability to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing, liquidity/funding, and asset management activities. The nature and amount of credit risk depends on the types of transactions, the structure of those transactions and the parties involved. In general, credit risk is incidental to trading, liquidity/funding and asset management activities, while it is central to the profit strategy in lending. As a result, the majority of credit risk is associated with lending activities.
FHN assesses and manages credit risk through a series of policies, processes, measurement systems, and controls. The Credit Risk Management Committee (CRMC) is responsible for overseeing the management of existing and emerging credit risks in the company within the broad risk tolerances established by the Board of Directors.
The Credit Risk Management function, led by the Chief Credit Officer, provides strategic and tactical credit leadership by maintaining policies, overseeing credit approval and servicing, and managing portfolio composition and performance.

A series of regularly scheduled portfolio review meetings are in place to provide oversight regarding the accuracy of credit risk grading and the adequacy of commercial credit servicing. A series of watch list meetings are in place to oversee the management of emerging potential problem commercial assets. The Credit Risk Management function assesses the portfolio trends and the results of these meetings and utilizes this information to inform management regarding the current state of credit quality as part of the estimation process for determining the allowance for loan losses.
All of the above activities are subject to independent review by FHN’s Credit Risk Assurance Group, which encompasses both Credit Review and Credit Quality Control functions. The EVP of Credit Risk Assurance is appointed by and reports to the Credit Policy & Executive Committee of the Board. Credit Risk Assurance is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, adequacy of credit policies, and credit risk management processes.
Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies and prevent further credit deterioration. It is management’s objective that both charge-offs and asset write-downs are recorded promptly, based on management’s assessments of current collateral values and the borrower’s ability to repay.
FHN has a significant concentration of loans secured by residential real estate (52 percent of total loans) primarily in three portfolios. The retail real estate residential portfolio including real estate loans pledged against other collateralized borrowings (42 percent of total loans) was primarily comprised of home equity lines and loans. While this portfolio has been stressed by the downturn in the housing market and rising unemployment, it contains loans extended to strong borrowers with high credit scores and is geographically diversified. The OTC portfolio (4 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing. The Residential CRE portfolio (6 percent of total loans) has also been negatively impacted by the housing industry downturn as builder liquidity has been severely stressed.
As of March 31, 2009, loans to bank and bank holding companies, loans secured by bank stock, and trust preferred loans were approximately $1.0 billion (5 percent of total loans) and are included within the C&I portfolio. Due to the higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced increased deterioration in recent quarters.
As of March 31, 2009, FHN had trust preferred loans to banks and insurance related businesses totaling $.5 billion (2 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced some stress during the economic downturn.
On March 31, 2009, FHN did not have any concentrations of 10 percent or more of total commercial, financial, and industrial loans in any single industry.
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
ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. This critical accounting estimate applies to all of FHN’s business line segments. The Credit Policy and Executive Committee of FHN’s board of directors reviews quarterly the level of the ALLL.
FHN’s methodology for estimating the ALLL is not only critical to the accounting estimate, but to the credit risk management function as well. Key components of the estimation process are as follows: (1) commercial loans determined by management to be individually impaired loans are evaluated individually and specific reserves are determined based on the difference between the outstanding loan amount and the estimated net realizable value of the collateral (if collateral dependent) or the present value of expected future cash flows; (2) individual commercial loans not considered to be individually impaired are segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) reserve rates for the commercial segment are calculated based on historical charge-offs and are adjusted by management to reflect current events, trends and conditions (including economic factors and trends); (4) management’s estimate of probable incurred losses reflects the reserve rate applied against the balance of loans in the commercial segment of the loan portfolio; (5) retail loans are segmented based on loan type; (6) reserve amounts for each retail portfolio segment are calculated using analytical models based on loss experience adjusted by management to reflect current events, trends and conditions (including economic factors and trends); and (7) the reserve amount for each retail portfolio segment reflects management’s estimate of probable incurred losses in the retail segment of the loan portfolio.
Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible.
Given the substantial instability in the current housing market and significant deterioration experienced in the commercial, OTC and home equity portfolios, FHN proactively reviews and analyzes these portfolios to more promptly identify and resolve problem loans.
For commercial loans, reserves are established using historical loss factors by grade level. Relationship managers risk rate each loan using grades that reflect both the probability of default and estimated loss severity in the event of default. Portfolio reviews are conducted to provide independent oversight of risk grading decisions for larger credits. Loans with emerging weaknesses receive increased oversight through our “Watch List” process. For new “Watch List” loans, senior credit management reviews risk grade appropriateness and action plans. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers. This oversight is intended to bring consistent grading and allow timely identification of loans that need to be further downgraded or placed on non-accrual status. When a loan becomes classified, the asset generally transfers to the specialists in our Loan Rehab and Recovery group where the accounts receive more detailed monitoring; at this time, new appraisals are typically ordered for real estate collateral dependent credits. Loans are placed on non-accrual if it becomes evident that full collection of principal and interest is at risk or if the loans become 90 days or more past due.
Generally, classified commercial non-accrual loans over $1 million are deemed to be impaired in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” and are assessed for impairment measurement. For impaired assets viewed as collateral dependent, fair value estimates are obtained from a recently received and reviewed appraisal. Appraised values are adjusted down for costs associated with asset disposal and for our estimate of any further deterioration in values since the most recent appraisal. Upon the determination of impairment, FHN charges off the full difference between book value and our best estimate of the asset’s net realizable value. As of March 31, 2009, the total amount of SFAS No. 114 commercial loans was $526.3 million; $504.8 million of these loans are carried at NRV and do not carry reserves.
For OTC real estate construction loans, reserve levels are established based on portfolio modeling and monthly portfolio reviews. The inherent risk in credits is examined and evaluated based on factors such as draw inactivity and borrower conditions, often recognizing problems prior to delinquency. In addition, OTC loans that reach 90 days past due are placed on non-accrual. A new appraisal is ordered for loans that reach 90 days past due or are classified as substandard during the monthly portfolio review. Loans are initially written down to current appraised value. Periodically, loans are assessed for further charge down.
For home equity loans and lines, reserve levels are established through the use of segmented roll-rate models. Loans are classified substandard at 90 days delinquent. Our collateral position is assessed prior to the asset becoming 180 days delinquent. If the value does not support foreclosure, balances are charged-off and other avenues of recovery are pursued. If the value supports foreclosure, the loan is charged down to net realizable value and is placed on non-accrual status. When collateral is taken to OREO, the asset is assessed for further write down relative to appraised value.
FHN believes that the critical assumptions underlying the accounting estimate made by management include: (1) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (2) borrower specific information made available to FHN is current and accurate; (3) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (4) known significant loss events that have occurred were considered by management at the time of assessing the adequacy of the ALLL; (5) the economic factors utilized in the allowance for loan losses estimate are used as a measure of actual incurred losses; (6) the period of history used for historical loss factors is indicative of the current environment; and (7) the reserve rates, as well as other adjustments estimated by management for current events, trends, and conditions, utilized in the process reflect an estimate of losses that have been incurred as of the date of the financial statements.
While management uses the best information available to establish the ALLL, future adjustments to the ALLL and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.
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
MSR Estimated Fair Value
In accordance with Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” FHN elected fair value accounting for all classes of mortgage servicing rights. The fair value of MSR typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio.
Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews estimated fair values and assumptions with third-party brokers and other service providers on a quarterly basis. FHN also compares its estimates of fair value and assumptions to recent market activity and against its own experience.
Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR requires FHN to make several critical assumptions based upon current market and loan production data.
Prepayment Speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized MSR. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, FHN utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors. For purposes of model valuation, estimates are made for each product type within the MSR portfolio on a monthly basis.
Table 9 — Mortgage Banking Prepayment Assumptions

	Three Months Ended
	March 31
	2009	2008

Prepayment speeds
Actual	23.8%	18.4%
Estimated*	49.1	25.8

*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.
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
FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On March 31, 2009, and 2008, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.
The FHN Earnings at Risk Committee reviews the overall assessment of the estimated fair value of MSR monthly and is responsible for approving the critical assumptions used by management to determine the estimated fair value of FHN’s MSR. In addition, the MSR Committee reviews the initial capitalization rates for newly originated MSR, if any, the assessment of the fair value of MSR, and the source of significant changes to the MSR carrying value each quarter.
Hedging the Fair Value of MSR
FHN enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates.  In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline.  Specifically, FHN enters into interest rate contracts (including swaps, swaptions and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. Changes in the value of the hedges are recognized as a component of net servicing income in mortgage banking noninterest income. Successful economic hedging will help minimize earnings volatility that may result from carrying MSR at fair value. Subsequent to the sale of certain mortgage banking operations to MetLife, FHN determines the fair value of the derivatives used to hedge MSR (and excess interests as discussed below) using inputs observed in active markets for similar instruments with typical inputs including the LIBOR curve, option volatility and option skew. Prior to the MetLife transaction, fair values of these derivatives were obtained through proprietary pricing models which were compared to market value quotes received from third party broker-dealers in the derivative markets.
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
FHN does not specifically hedge the change in fair value of MSR attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), discount rates, cost to service, and other factors. To the extent that these other factors result in changes to the fair value of MSR, FHN experiences volatility in current earnings due to the fact that these risks are not currently hedged.
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
Principal Only and Subordinated Bond Certificates
In some instances, FHN retained interests in the loans it securitized by retaining certificated principal only strips or subordinated bonds. Subsequent to the MetLife transaction, FHN uses observable inputs such as trades of similar instruments, yield curves, credit spreads, and consensus prepayment speeds to determine the fair value of principal only strips. Prior to the MetLife transaction, FHN used the market prices from comparable assets such as publicly traded FNMA trust principal only strips that were adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities in valuing the principal only strips. The fair value of subordinated bonds is determined using the best available market information, which may include trades of comparable securities, independently provided spreads to other marketable securities, and published market research. Where no market information is available, the company utilizes an internal valuation model. As of March 31, 2009 and 2008, no market information was available, and the subordinated bonds were valued using an internal model which includes assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require. FHN does not utilize derivatives to hedge against changes in the fair value of these certificates.
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
PIPELINE AND WAREHOUSE
As a result of the MetLife transaction, mortgage banking origination activity was significantly reduced in periods after third quarter 2008 as FHN focuses on origination within its regional banking footprint. Accordingly, the following discussion of pipeline and warehouse related derivatives is primarily applicable to reporting periods in 2008.
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
FHN adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159) on January 1, 2008. Prior to adoption of SFAS No. 159, all warehouse loans were carried at the lower of cost or market, where carrying value was adjusted for successful hedging under SFAS No. 133 and the comparison of carrying value to market was performed for aggregate loan pools. Upon adoption of SFAS No. 159, FHN elected to prospectively account for substantially all of its mortgage loan warehouse products at fair value upon origination and correspondingly discontinued the application of SFAS No. 133 hedging relationships for these new originations.
The fair value of interest rate lock commitments and the fair value of warehouse loans are impacted principally by changes in interest rates, but also by changes in borrower’s credit, and changes in profit margins required by investors for perceived risks (i.e., liquidity). FHN does not hedge against credit and liquidity risk in the pipeline or warehouse. Third party models are used to manage the interest rate risk.
In conjunction with the adoption of FSP FAS 157-4, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. This change in methodology had a minimal effect on the valuation of the applicable loans. For all other loans held in the warehouse (and in prior periods for the loans converted to the discounted cash flow methodology), the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar product with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if the price is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.
The fair value of FHN’s warehouse (first-lien mortgage loans held for sale) changes with fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, FHN entered into forward sales contracts and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income.
Interest rate lock commitments generally have a term of up to 60 days before the closing of the loan. During this period, the value of the lock changes with changes in interest rates. The interest rate lock commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that FHN will approve the potential borrower for the loan. Therefore, when determining fair value, FHN makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock commitment at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Changes in the fair value of interest rate lock commitments are recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income.
Because interest rate lock commitments are derivatives, they do not qualify for hedge accounting treatment under SFAS 133. However, FHN economically hedges the risk of changing interest rates by entering into forward sales and futures contracts. The extent to which FHN is able to economically hedge changes in the mortgage pipeline depended largely on the hedge coverage ratio that was maintained relative to mortgage loans in the pipeline. The hedge coverage ratio could change significantly due to changes in market interest rates and the associated forward commitment prices for sales of mortgage loans in the secondary market. Increases or decreases in the hedge coverage ratio could result in significant earnings volatility to FHN.
Due to the reduced level of origination activity after the sale of national mortgage origination offices to MetLife, interest rate commitments are immaterial as of March 31, 2009. For the period ended March 31, 2008, the valuation model utilized to estimate the fair value of loan applications locked recognizes the full fair value of the ultimate loan adjusted for estimated fallout and estimated cost assumptions a market participant would use to convert the lock into a loan. The fair value of interest rate lock commitments as of March 31, 2008 was $7.8 million.
FORECLOSURE RESERVES
As discussed above, FHN originated mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market. Certain of the mortgage loans were sold with limited or full recourse in the event of foreclosure. On March 31, 2009 and 2008, the outstanding principal balance of mortgage loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.4 billion and $3.6 billion, respectively. Additionally, on March 31, 2009 and 2008, $1.5 billion and $5.7 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances. On March 31, 2009 and 2008, $76.9 million and $99.0 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.
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

Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs, due to issues associated with underwriting activities, documentation, or other concerns.
Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults. Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On March 31, 2009 and 2008, the foreclosure reserve was $37.8 million and $20.6 million, respectively. Table 10 provides a summary of reserves for foreclosure losses for the periods ended March 31, 2009 and 2008. The servicing portfolio has decreased from $106.8 billion on March 31, 2008, to approximately $64 billion on March 31, 2009 as FHN has reduced its servicing portfolio through sales through the end of 2008, while the foreclosure reserve has experienced increases primarily due to increases in both frequency and severity of projected losses.
Table 10 — Reserves for Foreclosure Losses

	Three Months Ended
	March 31
(Dollars in thousands)	2009	2008

Beginning balance	$36,956	$16,160
Provision for foreclosure losses	8,886	6,681
Charge-offs	(8,154)	(2,510)
Recoveries	148	283

Ending balance	$37,836	$20,614

GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually. As of October 1, 2008, FHN engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its annual impairment assessment. The valuation utilized three separate methodologies and applied a weighted average to each in order to determine fair value for each reporting unit. The valuation as of October 1, 2008 indicated no goodwill impairment in any of the reporting units. Based on further analysis and events subsequent to the measurement date of October 1, 2008, no additional goodwill impairment was indicated as of December 31, 2008 or March 31, 2009.
Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using appropriate valuation methodologies and inputs, including utilization of market observable data and internal cash flow models. Independent third parties may be engaging to assist in the valuation process. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the Regional Banking and Capital Markets business segments. The National Specialty Lending, Mortgage Banking, and Corporate segments have no associated goodwill. Reporting units have been defined as the same level as the operating business segments.

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
In connection with obtaining the independent valuation, management provided certain data and information that was utilized in the estimation of fair value. This information included budgeted and forecasted earnings of FHN at the reporting unit level. Management believes that this information is a critical assumption underlying the estimate of fair value. Other assumptions critical to the process were also made, including discount rates, asset and liability growth rates, and other income and expense estimates.
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
The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions, and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or I.R.S. positions, will not differ from management’s assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.
ACCOUNTING CHANGES
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. FHN is currently assessing the effects of adopting FSP FAS 107-1.
In December 2008, FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), was issued. FSP FAS 132(R)-1 provides detailed disclosure requirements to enhance the disclosures about an employer’s plan assets currently required by Statement of Financial Accounting

Standards No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132(R)). FSP FAS 132(R)-1 is effective prospectively for annual periods ending after December 15, 2009. FHN is currently assessing the effects of adopting FSP FAS 132(R)-1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 59-90, (b) the section entitled “Risk Management – Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2008 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 26 to the Consolidated Financial Statements included in FHN’s 2008 Annual Report to shareholders.
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
Item 4(T). Controls and Procedures
          Not applicable

Part II.
OTHER INFORMATION
Items 1, 1A, 3, 4, and 5
As of the end of the first quarter 2009, the answers to Items 1, 1A, 3, 4, and 5 were either inapplicable or negative, and therefore these items are omitted.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 74.
Item 6 Exhibits
(a) Exhibits.

Exhibit No.	Description

3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

3.2	Bylaws of First Horizon National Corporation, as amended and restated April 20, 2009, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

4	Instruments defining the rights of security holders, including indentures.*

10.4(f)**	Form of Performance Stock Units Notice of Grant [2009].

10.5(k)**	Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

10.5(o)**	Form of Executive Restricted Stock Notice of Grant [2009].

10.5(p)**	Form of Executive Special Restricted Stock Notice of Grant [2009].

10.5(q)**	Form of Bonus Restricted Stock Notice of Grant (associated with bonuses under Capital Markets Incentive Compensation Plan) [2009].

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 26 to the Corporation’s consolidated financial statements, contained, respectively, at pages 29-32 and pages 140-141 in the Corporation’s 2008 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 21, 2008, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

Exhibit No.	Description

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.
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

FIRST HORIZON NATIONAL CORPORATION
(Registrant)
DATE: May 7, 2009	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

3.2	Bylaws of First Horizon National Corporation, as amended and restated April 20, 2009, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

4	Instruments defining the rights of security holders, including indentures.*

10.4(f)**	Form of Performance Stock Units Notice of Grant [2009].

10.5(k)**	Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

10.5(o)**	Form of Executive Restricted Stock Notice of Grant [2009].

10.5(p)**	Form of Executive Special Restricted Stock Notice of Grant [2009].

10.5(q)**	Form of Bonus Restricted Stock Notice of Grant (associated with bonuses under Capital Markets Incentive Compensation Plan) [2009].

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 26 to the Corporation’s consolidated financial statements, contained, respectively, at pages 29-32 and pages 140-141 in the Corporation’s 2008 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 21, 2008, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.
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