Form 10-Q
period 2009-06-30
FIRST HORIZON NATIONAL CORP
filed 2009-08-06
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2009
Common Stock, $.625 par value	215,207,891

FIRST HORIZON NATIONAL CORPORATION
INDEX

Part I. Financial Information	3

Part II. Other Information	99

Signatures	102

Exhibit Index	103
EX-10.1(D)
EX-10.1(E)
EX-10.1(F)
EX-10.1(G)
EX-10.1(H)
EX-10.2(B)
EX-10.2(C)
EX-10.2(D)
EX-10.2(E)
EX-10.2(F)
EX-10.6(A)
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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands)(Unaudited)	2009	2008	2008
Assets:
Cash and due from banks	$419,696	$838,376	$552,423
Federal funds sold and securities purchased under agreements to resell	531,638	1,166,982	772,357

Total cash and cash equivalents	951,334	2,005,358	1,324,780

Interest-bearing cash	672,553	39,829	207,792
Trading securities	1,117,212	1,473,815	945,766
Trading securities — divestiture	—	89,239	—
Loans held for sale	481,284	2,554,030	566,654
Securities available for sale (Note 3)	2,821,079	2,896,688	3,125,153
Securities held to maturity (fair value of $- on June 30, 2009; $240 on June 30, 2008) (Note 3)	—	240	—
Loans, net of unearned income (Note 4)	19,585,827	22,225,232	21,278,190
Less: Allowance for loan losses	961,482	575,149	849,210

Total net loans	18,624,345	21,650,083	20,428,980

Mortgage servicing rights (Note 5)	337,096	903,634	376,844
Mortgage servicing rights — divestiture	—	235,761	—
Goodwill (Note 6)	192,408	192,408	192,408
Other intangible assets, net (Note 6)	41,937	48,615	45,082
Capital markets receivables	959,514	994,571	1,178,932
Premises and equipment, net	325,666	344,410	333,931
Real estate acquired by foreclosure	116,584	141,857	125,538
Other assets	2,117,931	1,908,795	2,170,120
Other assets-divestiture	—	70,628	—

Total assets	$28,758,943	$35,549,961	$31,021,980

Liabilities and equity:
Deposits:
Savings	$4,593,215	$4,041,352	$4,824,939
Time deposits	2,149,812	2,468,521	2,294,644
Other interest-bearing deposits	2,110,787	1,880,678	1,783,362
Certificates of deposit $100,000 and more	1,434,008	1,953,432	1,382,236

Interest-bearing	10,287,822	10,343,983	10,285,181
Noninterest-bearing	4,689,639	4,453,332	3,956,633
Deposits-divestiture	—	296,632	—

Total deposits	14,977,461	15,093,947	14,241,814

Federal funds purchased and securities sold under agreements to repurchase	2,404,985	2,620,014	1,751,079
Trading liabilities	286,282	464,225	359,502
Other short-term borrowings and commercial paper	2,555,704	5,998,810	4,279,689
Term borrowings	2,511,674	5,783,407	4,022,297
Other collateralized borrowings	723,677	767,010	745,363

Total long-term debt	3,235,351	6,550,417	4,767,660

Capital markets payables	965,442	868,883	1,115,428
Other liabilities	939,736	959,476	932,176
Other liabilities-divestiture	—	1,466	—

Total liabilities	25,364,961	32,557,238	27,447,348

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock — no par value (shares authorized — 5,000,000; shares issued — series CPP 866,540 on June 30, 2009 and December 31, 2008) (Note 12)	790,596	—	782,680
Common stock — $.625 par value (shares authorized - 400,000,000; shares issued - 215,207,891 on June 30, 2009; 214,259,176 on June 30, 2008; and 214,084,507 on December 31, 2008) *	134,505	122,345	128,302
Capital surplus	1,128,286	980,428	1,048,602
Capital surplus common stock warrant — CPP (Note 12)	83,860	—	83,860
Accumulated other comprehensive loss, net	(138,892)	(51,599)	(151,831)
Undivided profits	1,100,462	1,646,272	1,387,854

Total First Horizon National Corporation Shareholders’ Equity	3,098,817	2,697,446	3,279,467

Noncontrolling interest (Note 12)	295,165	295,277	295,165

Total equity	3,393,982	2,992,723	3,574,632

Total liabilities and equity	$28,758,943	$35,549,961	$31,021,980

See accompanying notes to consolidated financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

*	Outstanding shares have been restated to reflect stock dividends distributed through July 1, 2009.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

		First Horizon National Corporation
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except per share data)(Unaudited)	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$197,688	$285,419	$403,427	$617,095
Interest on investment securities	36,460	39,212	76,562	79,947
Interest on loans held for sale	6,577	54,217	14,309	112,655
Interest on trading securities	14,067	30,182	29,722	66,078
Interest on other earning assets	703	6,455	1,568	16,153

Total interest income	255,495	415,485	525,588	891,928

Interest expense:
Interest on deposits:
Savings	8,865	18,362	24,269	44,250
Time deposits	16,268	25,540	34,512	57,042
Other interest-bearing deposits	896	3,556	1,964	9,462
Certificates of deposit $100,000 and more	7,968	17,361	17,427	48,429
Interest on trading liabilities	5,265	9,400	10,733	19,015
Interest on short-term borrowings	3,535	49,425	7,798	119,474
Interest on long-term debt	13,612	52,946	33,212	127,269

Total interest expense	56,409	176,590	129,915	424,941

Net interest income	199,086	238,895	395,673	466,987
Provision for loan losses	260,000	220,000	560,000	460,000

Net interest income/(expense) after provision for loan losses	(60,914)	18,895	(164,327)	6,987

Noninterest income:
Capital markets	187,478	122,338	401,702	253,795
Deposit transactions and cash management	41,815	46,797	80,847	89,350
Mortgage banking	15,483	172,418	131,232	331,130
Trust services and investment management	7,651	8,883	14,471	17,992
Insurance commissions	6,555	6,822	13,473	14,966
Gains/(losses) from loan sales and securitizations	552	(6,984)	1,521	(11,081)
Debt securities gains/(losses), net	—	—	—	931
Losses on divestitures	—	(429)	—	(1,424)
Equity securities gains/(losses), net	(330)	(972)	(332)	64,043
All other income and commissions	33,074	50,173	57,233	88,420

Total noninterest income	292,278	399,046	700,147	848,122

Adjusted gross income after provision for loan losses	231,364	417,941	535,820	855,109

Noninterest expense:
Employee compensation, incentives and benefits	199,650	277,078	448,161	564,548
Operations services	17,930	19,124	34,469	38,088
Occupancy	15,863	30,018	31,913	58,609
Legal and professional fees	14,919	14,030	29,027	29,052
Equipment rentals, depreciation and maintenance	8,338	18,268	17,036	33,279
Communications and courier	7,171	11,477	14,375	22,481
Amortization of intangible assets	1,509	2,182	3,145	4,622
All other expense	146,552	90,822	251,134	146,536

Total noninterest expense	411,932	462,999	829,260	897,215

Loss before income taxes	(180,568)	(45,058)	(293,440)	(42,106)
Benefit for income taxes	(74,538)	(28,821)	(122,315)	(36,967)

Loss from continuing operations	(106,030)	(16,237)	(171,125)	(5,139)
Income from discontinued operations, net of tax	548	—	548	883

Net loss	$(105,482)	$(16,237)	$(170,577)	$(4,256)

Net income attributable to noncontrolling interest	2,844	2,844	5,594	6,905

Net loss attributable to controlling interest	$(108,326)	$(19,081)	$(176,171)	$(11,161)

Preferred stock dividends	14,856	—	29,811	—

Net loss available to common shareholders	$(123,182)	$(19,081)	$(205,982)	$(11,161)

Loss per share from continuing operations (Note 8)	$(0.58)	$(0.10)	$(0.96)	$(0.07)

Diluted loss per share from continuing operations (Note 8)	$(0.58)	$(0.10)	$(0.96)	$(0.07)

Loss per share available to common shareholders (Note 8)	$(0.58)	$(0.10)	$(0.96)	$(0.07)

Diluted loss per share available to common shareholders (Note 8)	$(0.58)	$(0.10)	$(0.96)	$(0.07)

Weighted average common shares outstanding — basic (Note 8)	213,735	187,911	213,733	162,976

Weighted average common shares outstanding — diluted (Note 8)	213,735	187,911	213,733	162,976

See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2009			2008
		Noncontrolling			Noncontrolling
(Dollars in thousands)(Unaudited)	Controlling Interest	Interest	Total	Controlling Interest	Interest	Total

Balance, January 1	$3,279,467	$295,165	$3,574,632	$2,135,596	$295,277	$2,430,873
Adjustment to reflect adoption of measurement date provisions for SFAS No. 157	—	—	—	(12,502)	—	(12,502)
Adjustment to reflect change in accounting for split dollar life insurance arrangements (EITF Issue No. 06-4)	—	—	—	(8,530)	—	(8,530)
Net income/(loss)	(176,171)	5,594	(170,577)	(11,161)	6,905	(4,256)
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Cash flow hedges	—	—	—	(6)	—	(6)
Securities available for sale	16,854	—	16,854	(4,999)	—	(4,999)
Recognized pension and other employee benefit plans net periodic benefit costs	(3,915)	—	(3,915)	1,506	—	1,506

Comprehensive income/(loss)	(163,232)	5,594	(157,638)	(14,660)	6,905	(7,755)

Preferred stock — (CPP) accretion	7,916	—	7,916	—	—	—
Preferred stock — (CPP) dividends	(29,791)	—	(29,791)	—	—	—
Cash dividends declared	—	—	—	(64,426)	—	(64,426)
Common stock issuance (69 million shares issued at $10 per share, net of offering costs)	—	—	—	659,762	—	659,762
Common stock repurchased	(365)	—	(365)	(214)	—	(214)
Common stock issued for
Stock options and restricted stock	1,263	—	1,263	572	—	572
Excess tax benefit (shortfall) from stock-based compensation arrangements	—	—	—	(1,531)	—	(1,531)
Stock-based compensation expense	3,339	—	3,339	3,379	—	3,379
Dividends paid to noncontrolling interest of subsidiary preferred stock	—	(5,594)	(5,594)	—	(6,905)	(6,905)
Other changes in equity	220	—	220	—	—	—

Balance, June 30	$3,098,817	$295,165	$3,393,982	$2,697,446	$295,277	$2,992,723

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2009	2008

Operating Activities
Net loss	$(170,577)	$(4,256)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Provision for loan losses	560,000	460,000
Benefit for deferred income tax	(120,293)	(36,967)
Depreciation and amortization of premises and equipment	16,901	23,075
Amortization of intangible assets	3,145	4,622
Net other amortization and accretion	23,549	23,901
Decrease/(increase) in derivatives, net	199,383	(34,458)
Market value adjustment on mortgage servicing rights	(79,330)	2,992
Provision for foreclosure reserve	41,365	8,386
Loss on divestitures	—	1,424
Stock-based compensation expense	3,339	3,379
Excess tax benefit from stock-based compensation arrangements	—	1,531
Equity securities (gains)/losses, net	332	(64,043)
Debt securities gains, net	—	(931)
Gains on repurchases of debt	(60)	(12,596)
Net losses on disposal of fixed assets	5,139	4,723
Net (increase)/decrease in:
Trading securities	(117,663)	171,252
Loans held for sale	85,370	939,182
Capital markets receivables	219,418	(470,152)
Interest receivable	12,262	28,900
Other assets	(138,854)	(48,515)
Net increase/(decrease) in:
Capital markets payables	(149,986)	282,525
Interest payable	(21,338)	(39,776)
Other liabilities	127,670	(297,053)
Trading liabilities	(73,220)	(91,919)

Total adjustments	597,129	859,482

Net cash provided by operating activities	426,552	855,226

Investing Activities
Available for sale securities:
Sales	19,606	89,839
Maturities	376,361	421,799
Purchases	(60,865)	(313,613)
Premises and equipment:
Sales	—	11,738
Purchases	(13,775)	—
Net (increase)/decrease in:
Securitization retained interests classified as trading securities	(53,783)	35,276
Loans	1,237,067	(176,354)
Interest-bearing cash	(464,761)	(407)
Cash payments related to divestitures	—	(113,300)

Net cash provided/(used) by investing activities	1,039,850	(45,022)

Financing Activities
Common stock:
Exercise of stock options	3	511
Cash dividends paid	—	(25,220)
Repurchase of shares	(365)	(214)
Issuance of common shares	—	659,762
Excess tax benefit from stock-based compensation arrangements	—	(1,531)
Cash dividends paid — preferred stock — CPP	(21,784)	—
Cash dividends paid — preferred stock — noncontrolling interest	(6,959)	(8,740)
Long-term debt:
Issuance	—	25,002
Payments/Maturities	(1,471,617)	(180,762)
Cash paid for repurchase of debt	(4,710)	(139,454)
Net increase/(decrease) in:
Deposits	735,663	(1,739,180)
Short-term borrowings	(1,070,079)	345,265

Net cash used by financing activities	(1,839,848)	(1,064,561)

Net decrease in cash and cash equivalents	(373,446)	(254,357)

Cash and cash equivalents at beginning of period	1,324,780	2,259,715

Cash and cash equivalents at end of period	$951,334	$2,005,358

Cash and cash equivalents from discontinued operations at end of period, included above	$548	$—
Total interest paid	150,878	463,052
Total income taxes paid	$106,734	$185,964

See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

Notes to Consolidated Condensed Financial Statements
Note 1 — Financial Information
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
Subsequent Events. Events occurring after the date of the Consolidated Condensed Statements of Condition but before the issuance of the financial statements included in this filing have been evaluated through the time of this filing.
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
Upon adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2) for the quarter ended March 31, 2009, the “intent and ability to hold to recovery” indicator was replaced for debt securities with a requirement that an entity’s management assess whether it intends to sell a security or if it is more-likely-than-not that it will be required to sell the security prior to recovery for the debt security when determining other-than-temporary impairment. Realized gains and losses for investment securities are determined by the specific identification method and reported in noninterest income. Declines in value judged to be other-than-temporary based on FHN’s analysis of the facts and circumstances related to an individual investment, including securities that FHN has the intent to sell, are also determined by the specific identification method, and reported in noninterest income. After adoption of FSP FAS 115-2, for impaired debt securities that FHN does not intend to sell and will not be required to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment recognized has been separated between the total impairment related to credit losses which is reported in noninterest income, and the impairment related to all other factors which is excluded from earnings and reported, net of tax, as a component of other comprehensive income within shareholders’ equity.
Loans Held for Sale and Securitization. In conjunction with the adoption of FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(FSP FAS 157-4), FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. This change in methodology had a minimal effect on the valuation of the applicable loans. Previously, fair values of these loans were determined through reference to recent security trade prices for similar products, published third party bids or observable whole loan sale prices with adjustments for differences in loan characteristics.
Accounting Changes. Effective June 30, 2009, FHN adopted FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments be included in both interim and annual financial statements. Comparative disclosures are required only for periods ending subsequent to initial adoption. Upon adoption of FSP FAS 107-1, FHN revised its disclosures accordingly.

Note 1 — Financial Information (continued)
Effective June 30, 2009, FHN adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. An assessment of subsequent events must be performed for both interim and annual reporting periods. FHN applied the guidance of SFAS No. 165 when assessing subsequent events through the time of this filing and the effects of adoption were not material.
In April 2009, the FASB issued FSP FAS 115-2 which replaces the “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB Staff Position No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1) for debt securities. FSP FAS 115-2 specifies that a debt security is considered other-than-temporarily impaired when an entity’s management intends to sell the security or that it is more-likely-than-not that the entity will be required to sell the security prior to recovery of its cost basis. FSP FAS 115-2 requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and will not be required to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provides additional factors that must be considered in an other-than-temporary impairment analysis. FSP FAS 115-2 also provides that in periods in which other-than-temporary impairments are recognized, the total impairment must be presented in the investor’s income statement with an offset for the amount of total impairment that is recognized in other comprehensive income. FSP FAS 115-2 requires additional disclosures including a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. FHN initially applied the guidance of FSP FAS 115-2 when assessing debt securities for other-than-temporary impairment as of March 31, 2009 and the effects of adoption were not material.
In April 2009, the FASB issued FSP FAS 157-4 which provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly. FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types. FHN initially applied the guidance of FSP FAS 157-4 in its fair value measurements as of March 31, 2009 and the effects of adoption were not significant.
Effective January 1, 2009, FHN adopted the provisions of SFAS No. 157 for existing fair value measurement requirements related to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis. The effective date for the application of SFAS No. 157’s measurement framework to such non-financial assets and liabilities was previously delayed under FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”. SFAS No. 157 establishes a hierarchy to be used in performing measurements of fair value. Additionally, SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. SFAS No. 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The effect of adopting the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized at fair value on a non-recurring basis on January 1, 2009, was not significant to FHN. Effective January 1, 2008, FHN adopted SFAS No. 157 for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are remeasured at least annually. Upon the adoption of the provisions of SFAS No. 157 for financial assets and liabilities as well as non-financial assets and liabilities remeasured at least annually on January 1, 2008, a negative after-tax cumulative-effect adjustment of $12.5 million was made to the opening balance of undivided profits for interest rate lock commitments which FHN previously measured under the guidance of EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). Second quarter 2008 earnings were positively impacted by a net of $13.7 million related to the adoption of SFAS No. 157 as (1) FHN continued to deliver loans that had been commitments upon adoption of SFAS No. 157, (2) some commitments existing at March 31, 2008 were delivered as loans during the second quarter of 2008 and (3) additional commitments that would have been deferred under EITF 02-3 were made. Substantially all commitments existing at August 31, 2008 were sold to MetLife Bank, N.A. (MetLife).

Note 1 — Financial Information (continued)
Effective January 1, 2009, FHN adopted Statement of Financial Accounting Standards No. 141-R, “Business Combinations” (SFAS No. 141-R) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141-R requires that an acquirer recognize the assets acquired and liabilities assumed in a business combination, as well as any noncontrolling interest in the acquiree, at their fair values as of the acquisition date, with limited exceptions. Additionally, SFAS No. 141-R provides that an acquirer cannot specify an effective date for a business combination that is separate from the acquisition date. SFAS No. 141-R also provides that acquisition-related costs which an acquirer incurs should be expensed in the period in which the costs are incurred and the services are received. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any noncontrolling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interests, respectively. Upon adoption, the retrospective application of SFAS No. 160’s presentation and disclosure requirements resulted in an increase to consolidated net income of $4.1 million for first quarter 2008. FHN also recognized an increase of total shareholders’ equity of $295.2 million upon adoption of SFAS No. 160 as a result of reclassifying the noncontrolling interest previously recognized on the Consolidated Condensed Statements of Condition as “Preferred stock of subsidiary” as a separate component of equity.
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

Note 1 — Financial Information (continued)
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
Effective January 1, 2008, FHN adopted SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair ValueThrough Earnings” (SAB No. 109) prospectively for derivative loan commitments issued or modified after that date. SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. FHN did not elect fair value accounting for any other loan commitments under SFAS No. 159. The prospective application of SAB No. 109 and the prospective election to recognize substantially all new mortgage loan originations at fair value under SFAS No. 159 resulted in a positive impact of $58.1 million on first quarter 2008 pre-tax earnings. Second quarter 2008 earnings were negatively impacted by $20.9 million related to the adoption of SAB No. 109 and SFAS No. 159 as loans and commitments remaining on the balance sheet at the end of first quarter 2008 were sold.
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
Effective January 1, 2008, FHN adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Upon adoption of FSP FIN 39-1, entities were permitted to change their previous accounting policy election to offset or

Note 1 — Financial Information (continued)
not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 requires additional disclosures for derivatives and collateral associated with master netting arrangements, including the separate disclosure of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting arrangements as of the end of each reporting period for entities that made an accounting policy decision to not offset fair value amounts. FHN retained its previous accounting policy election to not offset fair value amounts recognized for derivative instruments under master netting arrangements upon adoption of FSP FIN 39-1, and has revised its disclosures accordingly.
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
Accounting Changes Issued but Not Currently Effective. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 166 modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS No. 166 also provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by FSP FAS 140-4. SFAS No. 166 is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. SFAS No. 166’s disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under FSP FAS 140-4. FHN is currently assessing the effects of adopting SFAS No. 166.
In June 2009, the FASB issued SFAS No. 167 which revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the prior quantitative-based risks and rewards test required under FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities — revised December 2003” (FIN 46-R) with a qualitative analysis. While SFAS No. 167 retains the guidance in FIN 46-R which requires a reassessment of whether an entity is a VIE only when certain triggering events occur, it adds an additional criterion which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, SFAS No. 167 requires continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. SFAS No. 167 requires separate presentation on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary. SFAS No. 167 also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by FSP FAS 140-4. SFAS No. 167 is effective for periods beginning after November 15, 2009, and requires reevaluation under its amended consolidation requirements of all QSPEs and entities currently subject to FIN 46-R as of the beginning of the first annual period that begins after November 15, 2009. If consolidation of a VIE is required upon initial adoption, the assets, liabilities, and noncontrolling interests of the VIE should be measured at their carrying amounts as if SFAS No. 167 had been applied from inception of the VIE, with any difference between the net amounts recognized and the amount of any previously recognized interests reflected as a cumulative effect adjustment to undivided profits. However, if determining the carrying amounts is not practicable, the assets, liabilities, and noncontrolling interests of the VIE may be measured at fair value. Further, if determining the carrying amounts is not practicable, and if the activities of the VIE are primarily related to securitizations or other forms of

Note 1 — Financial Information (continued)
asset-backed financings and the assets of the VIE can be used only to settle obligations of the entity, then the assets and liabilities of the VIE may be measured at their unpaid principal balances. The fair value option provided under SFAS No. 159 may also be elected for financial assets and financial liabilities requiring consolidation as a result of initial adoption, provided that the election is made for all eligible financial assets and financial liabilities of the VIE. If initial application of SFAS No. 167 results in deconsolidation of a VIE, any retained interest in the VIE should be measured at its carrying value as if SFAS No. 167 had been applied from inception of the VIE. Comparative disclosures are required only for periods subsequent to initial adoption for those disclosures not previously required under FSP FAS 140-4. FHN is currently assessing the effects of adopting SFAS No. 167.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC. Under SFAS No. 168, all guidance contained in the FASB Accounting Standards Codification carries an equal level of authority, with SFAS No. 168 superseding all then-existing non-SEC accounting and reporting standards as of its effective date. SFAS No. 168 is effective for periods ending after September 15, 2009. The effect of adopting SFAS No. 168 will not be material to FHN.
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

Note 2 — Acquisitions/Divestitures
Effective August 31, 2008, FHN sold more than 230 retail and wholesale mortgage origination offices nationwide, the loan origination and servicing platform, substantially all of FHN’s mortgage origination pipeline and related hedges, certain fixed assets and other associated assets to MetLife. MetLife did not acquire any portion of FHN’s mortgage loan warehouse. FHN retained its mortgage operations in and around Tennessee, continuing to originate home loans for customers in its regional banking market footprint. FHN also sold servicing assets, and related hedges, on $19.1 billion of first lien mortgage loans and associated custodial deposits. Additionally, FHN entered into a subservicing agreement with MetLife for the remainder of FHN’s servicing portfolio. MetLife generally paid book value for the assets and liabilities it acquired, less a purchase price reduction. The assets and liabilities related to the mortgage operations divested were included in the Mortgage Banking segment and were reflected as “divestiture” on the Consolidated Condensed Statements of Condition for the reporting period ended June 30, 2008. FHN recognized a loss on divestiture of $17.5 million in the third quarter 2008 and a gain on divestiture of $0.9 million in the fourth quarter of 2008. Gains and losses related to this transaction were included in the noninterest income section of the Consolidated Condensed Statements of Income as gains/losses on divestitures.
Due to efforts initiated by FHN in 2007 to improve profitability, FHN sold 34 branches in Atlanta, Baltimore, Dallas, and Northern Virginia which were outside the Regional Bank’s footprint. The First Horizon Bank branch sales were completed in 2008 resulting in losses of $1.0 million, $0.4 million, and $1.0 million in the first, second, and fourth quarters of 2008, respectively. Aggregate gains of $15.7 million were recognized in fourth quarter 2007 from the disposition of 15 of the branches. These transactions resulted in the transfer of certain loans, certain fixed assets (including branch locations), and assumption of all the deposit relationships of the First Horizon Bank branches that were divested. The assets and liabilities related to the First Horizon Bank branches were included in the Regional Banking segment and were reflected as “divestiture” on the Consolidated Condensed Statements of Condition for reporting periods ended prior to June 30, 2008. The gains and losses realized on the disposition of First Horizon Bank branches were included in the noninterest income section of the Consolidated Condensed Statements of Income as gains and losses on divestitures.
In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 — Investment Securities
     The following tables summarize FHN’s securities held to maturity and available for sale on June 30, 2009 and 2008:

	On June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$47,945	$466	$(5)	$48,406
Government agency issued MBS (a)	1,068,909	48,638	—	1,117,547
Government agency issued CMO (a)	1,125,714	43,717	—	1,169,431
Other U.S. government agencies (a)	121,416	3,802	—	125,218
States and municipalities	46,200	45	—	46,245
Other	2,212	11	(35)	2,188
Equity (b)	311,852	303	(111)	312,044

Total securities available for sale (c)	$2,724,248	$96,982	$(151)	$2,821,079

(a)	Includes securities issued by government sponsored entities.

(b)	Includes FHLB and FRB stock, venture capital, money market, and cost method investments.

(c)	Includes $2.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of June 30, 2009, FHN had pledged $1.4 billion of available for sale securities as collateral for securities sold under repurchase agreements. Additionally, $59.2 million is restricted pursuant to a reinsurance contract agreement.

	On June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities held to maturity:
States and municipalities	$240	$—	$—	$240

Total securities held to maturity	$240	$—	$—	$240

Securities available for sale:
U.S. Treasuries	$47,950	$—	$(178)	$47,772
Government agency issued MBS (a)	1,281,553	11,978	(945)	1,292,586
Government agency issued CMO (a)	1,120,686	17,394	(823)	1,137,257
Other U.S. government agencies (a)	136,439	—	(2,043)	134,396
States and municipalities	31,630	—	(19)	31,611
Other	3,127	3	(54)	3,076
Equity (b)	250,000	35	(45)	249,990

Total securities available for sale (c)	$2,871,385	$29,410	$(4,107)	$2,896,688

(a)	Includes securities issued by government sponsored entities.

(b)	Includes FHLB and FRB stock, venture capital, money market, and cost method investments.

(c)	Includes $2.6 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of June 30, 2008, FHN had pledged $1.3 billion of available for sale securities as collateral for securities sold under repurchase agreements. Additionally, $47.2 million is restricted pursuant to a reinsurance contract agreement.

Note 3 — Investment Securities (continued)
The following tables provide information on investments within the available for sale portfolio that have unrealized losses on June 30, 2009 and 2008:

	On June 30, 2009
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries	$7,989	$(5)	$—	$—	$7,989	$(5)
Other	—	—	284	(35)	284	(35)

Total debt securities	7,989	(5)	284	(35)	8,273	(40)
Equity	—	—	120	(111)	120	(111)

Total temporarily impaired securities	$7,989	$(5)	$404	$(146)	$8,393	$(151)

FHN has reviewed investment securities that are in unrealized loss positions in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. FHN does not intend to sell the debt securities and it is more-likely-than-not that FHN will not be required to sell the securities prior to recovery. Additionally, the decline in value is not attributable to credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost.

	On June 30, 2008
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries	$47,671	$(178)	$—	$—	$47,671	$(178)
Government agency issued MBS	399,880	(945)	—	—	399,880	(945)
Government agency issued CMO	115,658	(823)	—	—	115,658	(823)
Other U.S. government agencies	111,489	(1,635)	22,908	(408)	134,397	(2,043)
States and municipalities	1,481	(19)	—	—	1,481	(19)
Other	—	—	580	(54)	580	(54)

Total debt securities	676,179	(3,600)	23,488	(462)	699,667	(4,062)
Equity	186	(45)	—	—	186	(45)

Total temporarily impaired securities	$676,365	$(3,645)	$23,488	$(462)	$699,853	$(4,107)

Note 4 — Loans
The composition of the loan portfolio is detailed below:

	June 30		December 31
(Dollars in thousands)	2009	2008	2008

Commercial:
Commercial, financial and industrial	$7,400,396	$7,717,110	$7,863,727
Real estate commercial	1,506,911	1,463,726	1,454,040
Real estate construction	1,337,330	2,271,533	1,778,140
Retail:
Real estate residential	7,785,906	8,196,622	8,161,435
Real estate construction	557,822	1,513,845	980,798
Other retail	129,848	138,970	135,779
Credit card receivables	186,376	195,703	189,554
Real estate loans pledged against other collateralized borrowings	681,238	727,723	714,717

Loans, net of unearned income	19,585,827	22,225,232	21,278,190
Allowance for loan losses	961,482	575,149	849,210

Total net loans	$18,624,345	$21,650,083	$20,428,980

FHN has a significant concentration of loans secured by residential real estate (51 percent of total loans) primarily in three portfolios. The retail real estate residential portfolio including real estate loans pledged against other collateralized borrowings (43 percent of total loans) was primarily comprised of home equity lines and loans. While this portfolio has been stressed by the downturn in the housing market and rising unemployment, it contains loans extended to strong borrowers with high credit scores and is geographically diversified. The One-Time Close (OTC) portfolio (3 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing. The Residential CRE portfolio (5 percent of total loans) has also been negatively impacted by the housing industry downturn as builder liquidity has been severely stressed.
On June 30, 2009, FHN had trust preferred loans to banks and insurance related businesses totaling $.5 billion (2 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced some stress during the economic downturn.
On June 30, 2009, FHN did not have any concentrations of Commercial, Financial and Industrial loans in any single industry of 10 percent or more of total loans.
Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans, and loans which have been restructured. On June 30, 2009 and 2008, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans on:

	June 30		December 31
(Dollars in thousands)	2009	2008	2008

Impaired loans	$547,697	$372,494	$474,090
Other nonaccrual loans*	579,261	397,524	579,558

Total nonperforming loans	$1,126,958	$770,018	$1,053,648

*	On June 30, 2009 and 2008, and on December 31, 2008, other nonaccrual loans included $22.7 million, $9.9 million, and $8.5 million, respectively, of loans held for sale.

Note 4 — Loans (continued)
Generally, interest payments received on impaired loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008

Total interest on impaired loans	$421	$198	$664	$260
Average balance of impaired loans	536,990	318,082	516,023	254,259

Activity in the allowance for loan losses related to non-impaired and impaired loans for the six months ended June 30, 2009 and 2008 is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2007	$325,883	$16,458	$342,341
Provision for loan losses	378,778	81,222	460,000
Divestitures/acquisitions/transfers	(382)	—	(382)
Charge-offs	(140,331)	(92,810)	(233,141)
Recoveries	5,849	482	6,331

Net charge-offs	(134,482)	(92,328)	(226,810)

Balance on June 30, 2008	$569,797	$5,352	$575,149

Balance on December 31, 2008	$836,907	$12,303	$849,210
Provision for loan losses	402,092	157,908	560,000
Charge-offs	(303,446)	(164,045)	(467,491)
Recoveries	17,345	2,418	19,763

Net charge-offs	(286,101)	(161,627)	(447,728)

Balance on June 30, 2009	$952,898	$8,584	$961,482

Note 5 — Mortgage Servicing Rights
FHN recognizes all its classes of mortgage servicing rights (MSR) at fair value. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $48.6 billion of mortgage loans on June 30, 2009, for which a servicing right has been capitalized.
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
Following is a summary of changes in capitalized MSR related to proprietary securitization activities utilizing qualifying special purpose entities (QSPEs) as of June 30, 2009 and 2008:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2008	$230,311	$1,429	$2,260
Addition of mortgage servicing rights	—	—	101
Reductions due to loan payments	(12,748)	(154)	(220)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	50,191	(9)	(362)
Other changes in fair value	—	—	14

Fair value on June 30, 2008	$267,754	$1,266	$1,793

Fair value on January 1, 2009	$102,993	$981	$1,471
Addition of mortgage servicing rights	—	—	11
Reductions due to loan payments	(12,113)	(97)	(158)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	14,682	45	—

Fair value on June 30, 2009	$105,562	$929	$1,324

Servicing, late and other ancillary fees recognized within mortgage banking income were $14.7 million and $21.3 million for the three months ended June 30, 2009 and 2008, respectively, related to securitization activity and $33.5 million and $43.3 million for the six months ended June 30, 2009 and 2008, respectively. Servicing, late and other ancillary fees recognized within revenue from loan sales and securitizations were $.2 million and $.3 million for the three months ended June 30, 2009 and 2008, respectively, related to securitization activity and $.5 million and $.6 million for the six months ended June 30, 2009 and 2008, respectively.

Note 5 — Mortgage Servicing Rights (continued)
Following is a summary of changes in capitalized MSR related to loan sale activity as of June 30, 2009 and 2008:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2008	$892,104	$24,403	$9,313
Addition of mortgage servicing rights	179,176	—	1,001
Reductions due to loan payments	(63,298)	(4,200)	(978)
Reductions due to sale	(116,113)	—	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(48,377)	(3,334)	(1,803)
Other changes in fair value	(42)	3	727

Fair value on June 30, 2008	$843,450	$16,872	$8,260

Fair value on January 1, 2009	$251,404	$12,576	$7,419
Addition of mortgage servicing rights	189	—	—
Reductions due to loan payments	(23,880)	(3,563)	(1,037)
Reductions due to sale	(77,591)	—	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	64,603	—	—
Other changes in fair value	(1,347)	64	444

Fair value on June 30, 2009	$213,378	$9,077	$6,826

Servicing, late and other ancillary fees recognized within mortgage banking income were $13.0 million and $42.1 million for the three months ended June 30, 2009 and 2008, respectively, related to loan sale activity and $29.4 million and $94.4 million for the six months ended June 30, 2009 and 2008, respectively. Servicing, late and other ancillary fees recognized within revenue from loan sales and securitizations were $3.4 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively, related to loan sale activity and $6.9 million and $8.3 million for the six months ended June 30, 2009 and 2008, respectively.
FHN services a portfolio of mortgage loans related to transfers performed by other parties utilizing QSPEs. FHN’s MSR represents its sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $7.4 million and $82.3 million at June 30, 2009 and 2008, respectively. The aggregate principal balance serviced by FHN for these transactions was $1.0 billion and $5.6 billion at June 30, 2009 and 2008, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR resulting from loan sales activity.
As of June 30, 2009, FHN had transferred $39.7 million of MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. These MSR are included within the first liens mortgage loans column within the rollforward of MSR resulting from loan sales activity. The proceeds from these transfers have been recognized within commercial paper and other short term borrowings in the Consolidated Condensed Statements of Condition as of June 30, 2009. Since MSR are recognized at fair value and since changes in the fair value of related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value under SFAS No. 159.

Note 6 — Intangible Assets
The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*

December 31, 2007	$192,408	$56,907
Amortization expense	—	(4,622)
Impairment	—	(4,034)
Divestitures	—	(26)
Additions	—	390

June 30, 2008	$192,408	$48,615

December 31, 2008	$192,408	$45,082
Amortization expense	—	(3,145)

June 30, 2009	$192,408	$41,937

*	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.
The gross carrying amount of other intangible assets subject to amortization is $126.4 million on June 30, 2009, net of $84.5 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $3.0 million for the remainder of 2009, and $5.9 million, $5.7 million, $4.2 million and $3.9 million and $3.6 million for the twelve-month periods of 2010, 2011, 2012, 2013 and 2014, respectively.
The following is a summary of goodwill detailed by reportable segments for the six months ended June 30:

	Regional	Capital
(Dollars in thousands)	Banking	Markets	Total

December 31, 2007	$77,342	$115,066	$192,408

June 30, 2008	$77,342	$115,066	$192,408

December 31, 2008	$77,342	$115,066	$192,408

June 30, 2009	$77,342	$115,066	$192,408

There is no goodwill associated with the Mortgage Banking, National Specialty Lending, and Corporate segments.

Note 7 - Regulatory Capital
FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of June 30, 2009, that FHN met all capital adequacy requirements to which it was subject.
The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation FTBNA’s Total Capital, Tier 1 Capital and Leverage ratios were 18.62 percent, 14.34 percent and 11.64 percent, respectively, on June 30, 2009, and were 13.87 percent, 9.90 percent and 8.10 percent, respectively, on June 30, 2008.

	First Horizon			First Tennessee Bank
	National Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On June 30, 2009:
Actual:
Total Capital	$4,801,814		20.77%	$4,564,673		19.92%
Tier 1 Capital	3,596,285		15.55	3,421,808		14.93
Leverage	3,596,285		12.49	3,421,808		11.98

For Capital Adequacy Purposes:
Total Capital	1,849,870	≥	8.00	1,833,312	≥	8.00
Tier 1 Capital	924,935	≥	4.00	916,656	≥	4.00
Leverage	1,151,280	≥	4.00	1,142,369	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,291,639	≥	10.00
Tier 1 Capital				1,374,984	≥	6.00
Leverage				1,427,961	≥	5.00

On June 30, 2008:
Actual:
Total Capital	$4,376,408		15.15%	$4,195,535		14.65%
Tier 1 Capital	3,034,698		10.51	2,936,767		10.25
Leverage	3,034,698		8.45	2,936,767		8.24

For Capital Adequacy Purposes:
Total Capital	2,310,774	≥	8.00	2,291,784	≥	8.00
Tier 1 Capital	1,155,387	≥	4.00	1,145,892	≥	4.00
Leverage	1,436,005	≥	4.00	1,425,665	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,864,730	≥	10.00
Tier 1 Capital				1,718,838	≥	6.00
Leverage				1,782,082	≥	5.00

Note 8 — Earnings per Share
The following tables show a reconciliation of the numerators used in calculating earnings per share attributable to common shareholders:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2009	2008	2009	2008

Loss from continuing operations	(106,030)	(16,237)	(171,125)	(5,139)
Income from discontinued operations, net of tax	548	—	548	883

Net loss	(105,482)	(16,237)	(170,577)	(4,256)
Net income attributable to noncontrolling interest	2,844	2,844	5,594	6,905

Net loss attributable to controlling interest	(108,326)	(19,081)	(176,171)	(11,161)
Preferred stock dividends	14,856	—	29,811	—

Net loss available to common shareholders	(123,182)	(19,081)	(205,982)	(11,161)

Loss from continuing operations	(106,030)	(16,237)	(171,125)	(5,139)
Net income attributable to noncontrolling interest	2,844	2,844	5,594	6,905
Preferred stock dividends	14,856	—	29,811	—

Net loss from continuing operations available to common shareholders	(123,730)	(19,081)	(206,530)	(12,044)

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2009	2008	2009	2008

Weighted average common shares outstanding — basic (a)	213,735	187,911	213,733	162,976
Effect of dilutive securities (a)	—	—	—	—

Weighted average common shares outstanding — diluted (a)	213,735	187,911	213,733	162,976

(a)	All share data has been restated to reflect stock dividends distributed through July 1, 2009.
The following table provides a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended		Six Months Ended
	June 30		June 30
Earnings/(loss) per share common share:	2009	2008	2009	2008

Loss per share from continuing operations available to common shareholders	(0.58)	(0.10)	(0.96)	(0.07)
Income per share from discontinued operations, net of tax	0.00	0.00	0.00	0.00

Net loss per share available to common shareholders	(0.58)	(0.10)	(0.96)	(0.07)

Diluted earnings/(loss) per share common share:

Loss per share from continuing operations available to common shareholders	(0.58)	(0.10)	(0.96)	(0.07)
Income per share from discontinued operations, net of tax	0.00	0.00	0.00	0.00

Net loss per share available to common shareholders	(0.58)	(0.10)	(0.96)	(0.07)

Due to the net loss attributable to common shareholders for the three and six months ended June 30, 2009, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive. Stock options of 14.0 million and 18.9 million with a weighted average exercise price of $29.75 and $30.90 per share for the three months ended June 30, 2009, and 2008, respectively; and stock options of 14.5 million and 18.9 million with a weighted average exercise price of $29.88 and $31.26 per share for the six months ended June 30, 2009, and 2008, respectively, were not included in the computation of diluted loss per common share because such shares would have had an antidilutive effect on earnings per common share. Other equity awards of 1.9 million and 1.2 million for the

Note 8 — Earnings per Share (continued)
three months ended June 30, 2009, and 2008, respectively; and other equity awards of 1.6 million and 1.1 million for the six months ended June 30, 2009, and 2008, respectively, were also excluded because inclusion would have been antidilutive. 13.5 million potentially dilutive shares related to the CPP common stock warrant were also excluded from the second quarter 2009, computation of diluted loss per common share because such shares would have been antidilutive.

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
In October 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services (Discover) for $1.9 billion. $1.7 billion of this settlement amount was funded from the escrow account established as part of Visa’s IPO. In connection with this settlement, FHN recognized additional expense of $11.0 million within noninterest expense in third quarter 2008. In December 2008, Visa deposited additional funds into the escrow account and FHN recognized a corresponding credit to noninterest expense of $11.0 million for its proportionate share of the amount funded.
After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into Class A shares of Visa and, with limited exceptions, transfer of these shares are restricted until the later of the third anniversary of the IPO and the final resolution of the covered litigation. The final conversion ratio, which was estimated to approximate 63 percent as of June 30, 2009, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.
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
FHN services a mortgage loan portfolio of $48.6 billion on June 30, 2009; a significant portion of which is held by GNMA, FNMA, FHLMC or private security holders. In connection with its servicing activities, FHN guarantees the receipt of the scheduled principal and interest payments on the underlying loans. In the event of customer non-performance on the loan, FHN is obligated to make the payment to the security holder. Under the terms of the servicing agreements, FHN can utilize payments received from other prepaid loans in order to make the security holder whole. In the event payments are ultimately made by FHN to satisfy this obligation, for loans sold with no recourse, all funds are recoverable from the government agency at foreclosure sale. See Note 13 — Loan Sales and Securitizations for additional information on loans sold with recourse.
FHN is also subject to losses in its loan servicing portfolio due to loan foreclosures and other recourse obligations. Certain agencies have the authority to limit their repayment guarantees on foreclosed loans resulting in certain foreclosure costs being borne by servicers. In addition, FHN has exposure on all loans it originated and sold with recourse. FHN has various claims for reimbursement, repurchase obligations, and/or indemnification requests outstanding with government agencies or private investors. FHN has evaluated all of its exposure under

Note 9 — Contingencies and Other Disclosures (continued)
recourse obligations based on factors, which include loan delinquency status, foreclosure expectancy rates and claims outstanding. Accordingly, FHN had an allowance for losses on the mortgage servicing portfolio of approximately $52.5 million and $38.5 million on June 30, 2009 and 2008, respectively. FHN has sold certain mortgage loans with an agreement to repurchase the loans upon default. For the single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance or VA guarantees. On June 30, 2009 and 2008, FHN had single-family residential loans with outstanding balances of $72.2 million and $92.4 million, respectively, that were serviced on a full recourse basis. On June 30, 2009 and 2008, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.3 billion and $3.6 billion, respectively. Additionally, on June 30, 2009 and 2008, $1.2 billion and $1.8 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on June 30, 2009, the outstanding principal balance of these loans was $190.7 million and $45.2 million, respectively. On June 30, 2008, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $231.3 million and $61.4 million, respectively. In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $6.2 million and $7.8 million on June 30, 2009 and 2008, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.
FHN has also sold HELOC and second-lien mortgages without recourse through whole loan sales. On June 30, 2009, the outstanding principal balance of these loans was $1.0 billion and $1.7 billion, respectively. On June 30, 2008, the outstanding principal balance of these HELOC and second-lien mortgages was $1.1 billion and $2.1 billion, respectively. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans for which there is a breach of warranties provided to the buyers. As of June 30, 2009, FHN has recognized a liability of $24.4 million related to these repurchase obligations.
A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. No new reinsurance arrangements have been initiated after 2008. As of June 30, 2009, FHN has reserved $60.8 million for its estimated liability under the reinsurance arrangements. In accordance with the terms of the contracts with the primary insurers, as of June 30, 2009, FHN has placed $59.2 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements.
In conjunction with the sale of its servicing platform to MetLife, FHN entered into a three year subservicing arrangement with MetLife for the remaining portion of its servicing portfolio. As part of the subservicing agreement, FHN has agreed to a make-whole arrangement whereby if the number of loans subserviced by MetLife falls below specified levels and the direct servicing cost per loan (both determined by using loans serviced on behalf of both FHN and MetLife) exceeds a specified threshold, FHN will make a payment to MetLife according to a contractually specified formula. The make-whole payment is subject to a cap, which is $19.4 million if determined in the four quarters immediately following the transaction, and which declines to $15.0 million if triggered in later periods. As part of the divestiture transaction with MetLife, FHN recognized a contingent liability of $1.2 million representing the estimated fair value of its performance obligation under the make-whole arrangement.

Note 10 — Pension and Other Employee Benefits
Pension plan. FHN closed participation in the noncontributory, qualified defined benefit pension plan to employees hired or re-hired on September 1, 2007 or later. This did not impact the benefits of employees currently participating in the plan. Certain employees of FHN’s insurance subsidiaries are not covered by the pension plan. Pension benefits are based on years of service, average compensation near retirement, and estimated social security benefits at age 65. FHN contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN made a $30.0 million contribution in December 2008 to the qualified pension plan. A second contribution may be made in 2009 attributable to the 2008 plan year. This decision will be based upon pension funding requirements under the Pension Protection Act, the maximum deductible under the Internal Revenue Code, and the actual performance of plan assets during 2009. Given these uncertainties, we cannot estimate the amount of a future contribution at this time. The non-qualified pension plans and other post-retirement benefit plans are unfunded. Contributions to these plans cover all benefits paid under the non-qualified plans. This amount was $6.2 million for 2008. FHN anticipates this amount will be $5.6 million in 2009.
FHN also maintains nonqualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. Additionally, a program was added under the FHN savings plan that is provided only to employees who are not eligible for the pension plan. FHN made a contribution of $.5 million for this plan in 2009 related to the 2008 plan year.
Other employee benefits. FHN provides post-retirement life insurance benefits to certain employees. FHN also provides post-retirement medical insurance to retirement-eligible employees. The post-retirement medical plan is contributory with retiree contributions adjusted annually and is based on criteria that are a combination of the employee’s age and years of service. For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at the time of retirement. FHN’s post-retirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care that provide a benefit that is actuarially equivalent to Medicare Part D. FHN anticipates receiving a prescription drug subsidy under the Act through 2012.
The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$4,401	$4,206	$339	$71
Interest cost	7,926	7,345	991	610
Expected return on plan assets	(11,582)	(11,792)	(279)	(439)
Amortization of unrecognized:
Transition obligation	—	—	247	247
Prior service cost/(credit)	190	216	617	(44)
Actuarial loss/(gain)	1,973	494	(124)	(58)

Net periodic benefit cost	$2,908	$469	$1,791	$387

FAS 88 Settlement Expense	$—	$715	$—	$—

Total FAS 87 and FAS 88 Expense	$2,908	$1,184	$1,791	$387

Note 10 — Pension and Other Employee Benefits (continued)
The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$8,802	$8,414	$678	$143
Interest cost	15,852	14,685	1,982	1,220
Expected return on plan assets	(23,164)	(23,583)	(558)	(878)
Amortization of unrecognized:
Transition obligation	—	—	494	494
Prior service cost/(credit)	380	433	1,234	(88)
Actuarial loss/(gain)	3,946	987	(248)	(116)

Net periodic benefit cost	$5,816	$936	$3,582	$775

FAS 88 Settlement Expense	$—	$715	$—	$—

Total FAS 87 and FAS 88 Expense	$5,816	$1,651	$3,582	$775

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
In second quarter 2008, distributions from a non-qualified post-retirement plan in conjunction with an early retirement triggered settlement accounting. In accordance with its practice, FHN performed a remeasurement of the plan in conjunction with the settlement and recognized $.7 million in settlement expense.

Note 11 — Business Segment Information
FHN has five business segments, Regional Banking, Capital Markets, National Specialty Lending, Mortgage Banking and Corporate. The Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services. The Capital Markets segment consists of traditional capital markets securities activities, equity research, loan sales, portfolio advisory, derivative sales and correspondent banking. The National Specialty Lending segment consists of traditional consumer and construction lending activities in other national markets. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. In August 2008, FHN completed the divestiture of certain mortgage banking operations to MetLife. FHN continues to originate loans in and around the Tennessee banking footprint and to service the remaining servicing portfolio. The Corporate segment consists of restructuring, repositioning and efficiency initiatives, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank- owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and venture capital.
Periodically, FHN adapts its segments to reflect changes in expense allocations among segments. In the second quarter 2009, FHN reviewed funds transfer pricing methodologies and cost allocations used to determine segment performance. As a result of this review, certain of these methodologies were revised affecting all segments. Additionally, activities related to Low Income Housing Investments were moved from Regional Banking to Corporate. For comparability, previously reported items have been revised to reflect these changes.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008

Consolidated
Net interest income	$199,086	$238,895	$395,673	$466,987
Provision for loan losses	260,000	220,000	560,000	460,000
Noninterest income	292,278	399,046	700,147	848,122
Noninterest expense	411,932	463,000	829,260	897,215

Loss before income taxes	(180,568)	(45,059)	(293,440)	(42,106)
Benefit for income taxes	(74,538)	(28,821)	(122,315)	(36,967)

Loss from continuing operations	(106,030)	(16,238)	(171,125)	(5,139)
Income from discontinued operations, net of tax	548	—	548	883

Net loss	$(105,482)	$(16,238)	$(170,577)	$(4,256)

Average assets	$28,929,543	$36,146,101	$29,694,129	$36,654,243

Regional Banking
Net interest income	$125,470	$125,737	$248,470	$250,797
Provision for loan losses	51,025	89,477	148,851	164,742
Noninterest income	81,376	92,685	157,692	179,888
Noninterest expense	168,424	146,328	336,663	292,925

Loss before income taxes	(12,603)	(17,383)	(79,352)	(26,982)
Benefit for income taxes	(4,810)	(6,625)	(30,018)	(10,324)

Loss from continuing operations	(7,793)	(10,758)	(49,334)	(16,658)
Income from discontinued operations, net of tax	548	—	548	883

Net loss	$(7,245)	$(10,758)	$(48,786)	$(15,775)

Average assets	$11,131,755	$11,974,673	$11,375,372	$12,042,940

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 — Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008
Capital Markets
Net interest income	$24,917	$19,050	$48,946	$39,275
Provision for loan losses	21,104	18,522	35,113	33,553
Noninterest income	189,588	124,633	406,278	258,538
Noninterest expense	114,423	100,802	266,384	216,809

Income before income taxes	78,978	24,359	153,727	47,451
Provision for income taxes	29,687	9,069	57,783	17,609

Net income	$49,291	$15,290	$95,944	$29,842

Average assets	$4,212,078	$5,364,153	$4,358,094	$5,587,184

National Specialty Lending
Net interest income	$31,157	$53,460	$64,698	$107,665
Provision for loan losses	176,348	108,000	364,921	257,482
Noninterest income/(loss)	(9,050)	(14,598)	(15,748)	(14,046)
Noninterest expense	41,019	29,026	72,902	56,023

Loss before income taxes	(195,260)	(98,164)	(388,873)	(219,886)
Benefit for income taxes	(73,573)	(36,988)	(146,527)	(82,853)

Net loss	$(121,687)	$(61,176)	$(242,346)	$(137,033)

Average assets	$6,536,174	$8,867,204	$6,855,962	$9,115,781

Mortgage Banking
Net interest income	$10,792	$35,128	$21,795	$68,402
Provision for loan losses	11,523	4,001	11,115	4,223
Noninterest income	19,233	187,305	140,433	351,725
Noninterest expense	63,179	150,201	111,036	299,170

Income/(loss) before income taxes	(44,677)	68,231	40,077	116,734
Provision/(benefit) for income taxes	(16,835)	25,710	15,101	43,986

Net income/(loss)	$(27,842)	$42,521	$24,976	$72,748

Average assets	$1,948,901	$5,919,909	$2,101,945	$5,865,936

Corporate
Net interest income	$6,750	$5,520	$11,764	$848
Noninterest income	11,131	9,021	11,492	72,017
Noninterest expense	24,887	36,643	42,275	32,288

Loss before income taxes	(7,006)	(22,102)	(19,019)	40,577
Benefit for income taxes	(9,007)	(19,987)	(18,654)	(5,385)

Net income/(loss)	$2,001	$(2,115)	$(365)	$45,962

Average assets	$5,100,635	$4,020,162	$5,002,756	$4,042,402

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 — Preferred Stock and Other Capital
FHN Preferred Stock and Warrant
On November 14, 2008, FHN issued and sold 866,540 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP (“Capital Purchase Program”), along with a Warrant to purchase common stock. The issuance occurred in connection with, and is governed by, the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The Preferred Shares have an annual 5% cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue in arrears. Preferred Shares have a liquidation preference of $1,000 per share plus accrued dividends. The Preferred Shares have no redemption date and are not subject to any sinking fund. The Preferred Shares carry certain restrictions. The Preferred Shares have a senior rank and also provide limitations on certain compensation arrangements of executive officers. Subsequent UST regulations have expanded limitations on compensation agreements to include the twenty most highly compensated employees. During the first three years following the issuance, FHN may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the U.S. Treasury, subject to certain limited exceptions. FHN may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the Preferred Shares are non-voting. However, should FHN fail to pay six quarterly dividends, the holder may elect two directors to FHN’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 12,743,235 common shares was issued with an exercise price of $10.20 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. As a result of the stock dividends distributed on January 1, 2009, April 1, 2009, and July 1, 2009, the Warrant was adjusted to cover 13,533,744 common shares at a purchase price of $9.60 per share.
The Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Condensed Statements of Condition as of June 30, 2009, in the amounts of $790.6 million and $83.9 million, respectively.
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
First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Units of preferred stock. On June 30, 2009 and 2008, the amount of Class B Preferred Shares and Units that are perpetual in nature that was recognized as “Noncontrolling interest” on the Consolidated Condensed Statements of Condition was $.3 million and $.5 million, respectively. The remaining balance has been eliminated in consolidation. Prior to the adoption of SFAS No. 160, the balance for these preferred shares was recognized as “Preferred stock of subsidiary” on the Consolidated Condensed Statements of Condition.
On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On June 30, 2009 and 2008, $294.8 million of Class A Preferred Stock was recognized as “Noncontrolling interest” on the Consolidated Condensed Statements of Condition. Prior to the adoption of SFAS No. 160, the balance of FTBNA’s Class A Preferred Stock was recognized as “Preferred stock of subsidiary” on the Consolidated Condensed Statements of Condition.

Note 12 — Preferred Stock and Other Capital (continued)
Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of other comprehensive income/(loss) included in the Consolidated Condensed Statements of Equity have been attributed solely to FHN as the controlling interest holder. The table below presents the amounts included in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2009 and 2008 which are attributable to FHN as controlling interest holder for the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008

Net loss from continuing operations	$(108,874)	$(19,081)	$(176,719)	$(12,044)
Income from discontinued operations, net of tax	548	—	548	883

Net loss	$(108,326)	$(19,081)	$(176,171)	$(11,161)

Note 13 — Loan Sales and Securitizations
FHN historically utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. With FHN’s current focus on origination of mortgages within its regional banking footprint and the related sale of national mortgage origination offices to MetLife, loan sale and securitization activity has decreased significantly since third quarter 2008. Subsequent to the MetLife transaction, FHN generally does not retain financial interests in loans it transfers to third parties. In accordance with applicable accounting standards, loan sale and securitization activity for which FHN has retained an interest in the related transfers is included in this disclosure. For classification purposes, all loans transferred to GSE (e.g., FNMA, FHLMC and GNMA), including those subsequently securitized by an agency, are considered loan sales while transfers attributed to securitizations consist solely of proprietary securitizations executed by FHN.
During second quarter 2009 and 2008, FHN transferred $.5 billion and $7.0 billion, respectively, of single-family residential mortgage loans in sales that were not securitizations. During the six months ended June 30, 2009, and 2008, FHN has transferred $.8 billion and $14.3 billion, respectively, of single-family residential mortgage loans in sales that were not securitizations. In 2008, the transactions primarily reflect sales to GSE. In second quarter 2009 and 2008, FHN recognized net pre-tax gains of $4.3 million and $131.5 million, respectively, from the sale of single-family residential mortgage loans which includes gains recognized on the capitalization of MSR associated with these loans. During the six months ended June 30, 2009 and 2008, FHN recognized net pre-tax gains of $12.2 million and $216.4 million, respectively, from the sale of single-family residential mortgage loans which include gains recognized on the capitalization of MSR associated with these loans.
During second quarter 2009 and 2008, FHN transferred $3.2 million and $5.2 million, respectively, of home equity loans and HELOC related to proprietary securitization transactions. During the six months ended June 30, 2009 and 2008, FHN has transferred $6.5 million and $10.9 million, respectively, of home equity loans and HELOC related to proprietary securitization transactions. In second quarter 2009 and 2008, FHN recognized net pre-tax gains of $.1 million related to HELOC securitizations which include gains recognized on the capitalization of MSR associated with these loans. During the six months ended June 30, 2009 and 2008, FHN has recognized net pre-tax gains of $.2 million related to HELOC securitizations which include gains recognized on the capitalization of MSR associated with these loans
During second quarter 2008, FHN capitalized approximately $180.2 million in originated MSR related to loan sales and $.1 million related to securitizations. During second quarter 2009, there were no significant additions to MSR. These MSR, as well as other MSR held by FHN, are discussed further in Note 5 — Mortgage Servicing Rights. In certain cases, FHN continues to service and receive servicing fees related to the transferred loans, and has also retained interests in loan sales and securitizations including residual interest certificates and financial assets including excess interest (structured as interest-only strips), principal-only strips, interest-only strips, or subordinated bonds. FHN received annual servicing fees approximating .28 percent in second quarter 2009 and .27 percent in second quarter 2008 of the outstanding balance of underlying single-family residential mortgage loans. FHN received annual servicing fees approximating .50 percent in second quarter 2009 and 2008 of the outstanding balance of underlying loans for HELOC and home equity loans transferred. The investors and the securitization trusts have no recourse to other assets of FHN for failure of debtors to pay when due. FHN is obligated to repurchase loans under standard representations and warranties provided to the buyers, which include evidence of borrower fraud and failure to adhere to underwriting guidelines.
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

Note 13 — Loan Sales and Securitizations (continued)
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
As of June 30, 2009 and 2008, $105.6 million and $267.8 million, respectively, of first lien MSR are associated with proprietary securitization transactions with the remainder associated with loan sales. As of June 30, 2009 and 2008, second lien MSR includes $.9 million and $1.3 million, respectively, of MSR related to prior securitization activity with the remainder related to loan sales. As of June 30, 2009 and 2008, HELOC MSR included $1.3 million and $1.8 million, respectively, of MSR related to prior securitization activity with the remainder related to loan sales. As of June 30, 2009 and 2008, $71.9 million and $126.3 million, respectively, of excess interest IO are associated with proprietary securitization transactions with the remainder associated with loan sales. All other retained interests relate to securitization activity.
The sensitivity of the fair value of all retained or purchased interests for MSR to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2009 are as follows:

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC

June 30, 2009
Fair value of retained interests	$318,940	$10,006	$8,150
Weighted average life (in years)	4.2	1.6	2.3

Annual prepayment rate	19.9%	45.2%	31.1%
Impact on fair value of 10% adverse change	$(17,348)	$(1,155)	$(329)
Impact on fair value of 20% adverse change	(33,061)	(2,197)	(627)

Annual discount rate on servicing cash flows	13.1%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(8,805)	$(202)	$(119)
Impact on fair value of 20% adverse change	(17,070)	(394)	(231)

Annual cost to service (per loan)	$108	$50	$50
Impact on fair value of 10% adverse change	(7,111)	(192)	(88)
Impact on fair value of 20% adverse change	(14,187)	(384)	(176)

Annual earnings on escrow	2.6%	1.3%	1.3%
Impact on fair value of 10% adverse change	$(5,383)	$(62)	$(72)
Impact on fair value of 20% adverse change	(10,776)	(118)	(137)

Note 13 — Loan Sales and Securitizations (continued)
The sensitivity of the fair value of all retained or purchased interests for MSR to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2008, are as follows:

(Dollars in thousands	First	Second
except for annual cost to service)	Liens	Liens	HELOC

June 30, 2008
Fair value of retained interests	$1,111,204	$18,138	$10,053
Weighted average life (in years)	5.7	2.2	2.1

Annual prepayment rate	14.7%	34.7%	37.0%
Impact on fair value of 10% adverse change	$(41,670)	$(1,394)	$(736)
Impact on fair value of 20% adverse change	(80,057)	(2,649)	(1,403)

Annual discount rate on servicing cash flows	10.7%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(33,659)	$(451)	$(280)
Impact on fair value of 20% adverse change	(64,948)	(878)	(544)

Annual cost to service (per loan)	$52	$50	$50
Impact on fair value of 10% adverse change	(11,301)	(373)	(295)
Impact on fair value of 20% adverse change	(22,603)	(745)	(590)

Annual earnings on escrow	3.8%	2.2%	2.1%
Impact on fair value of 10% adverse change	$(23,285)	$(326)	$(184)
Impact on fair value of 20% adverse change	(46,570)	(651)	(367)

The sensitivity of the fair value of retained interests for other residuals to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2009, are as follows:

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC

June 30, 2009
Fair value of retained interests	$116,375	$11,415	$296	$2,380	$2,881	$3,367
Weighted average life (in years)	4.3	4.8	7.9	1.9	2.7	2.3

Annual prepayment rate	18.5%	30.5%	10.2%	6.8%	26.3%	28.0%
Impact on fair value of 10% adverse change	$(5,702)	$(416)	$(9)	$(37)	$(32)	$(351)
Impact on fair value of 20% adverse change	(10,962)	(825)	(18)	(63)	(58)	(659)

Annual discount rate on residual cash flows	10.9%	27.7%	34.7%	69.5%	34.9%	32.9%
Impact on fair value of 10% adverse change	$(4,975)	$(622)	$(23)	$(118)	$(125)	$(372)
Impact on fair value of 20% adverse change	(9,521)	(1,245)	(39)	(213)	(236)	(688)

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
FHN uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization. The key economic assumptions used to measure the fair value of the MSR at the date of securitization or loan sale were as follows during the second quarter 2008. Subsequent to the MetLife sale, FHN generally no longer retains interests related to loan sales or securitizations. During the three and six months ended June 30, 2009, additions to MSR were immaterial.

	First	Second
	Liens	Liens	HELOC

June 30, 2008
Weighted average life (in years)	5.5-7.0	2.7-3.1	1.7-1.8
Annual prepayment rate	12%-16%	26%-30%	43%-44%
Annual discount rate	9.5%-11.7%	14.0%	18.0%
Annual cost to service (per loan)	$52-$60	$50	$50
Annual earnings on escrow	3.28%-3.78%	3.80%-5.32%	5.32%

Note 13 — Loan Sales and Securitizations (continued)
The key economic assumptions used to measure the fair value of other retained interests at the date of securitization were as follows during second quarter 2008. There were no securitizations in which FHN retained an interest during the three or six months ended June 30, 2009:

Excess
	Interest	Certificated	Subordinated
	IO	PO	Bond

June 30, 2008
Weighted average life (in years)	4.8-6.1	N/A	N/A
Annual prepayment rate	10.2%-18.4%	N/A	N/A
Annual discount rate	11.8%	N/A	N/A

For the three and six months ended June 30, cash flows received and paid related to loan sales were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008

Proceeds from initial sales	$459,167	$7,012,805	$840,197	$14,333,372
Servicing fees retained*	16,444	46,071	36,340	102,782
Purchases of GNMA guaranteed mortgages	1,759	39,794	1,759	61,229
Purchases of delinquent or foreclosed assets	9,016	7,698	16,817	11,125
Other cash flows received on retained interests	15,593	15,047	23,171	24,229

*	Includes servicing fees on MSR associated with loan sales and purchased MSR.
Certain previously reported amounts have been reclassified to agree with current presentation.
For the three and six months ended June 30, cash flows received and paid related to securitizations were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008

Proceeds from initial securitizations	$3,235	$5,175	$6,523	$10,901
Servicing fees retained	14,966	21,642	33,967	43,957
Purchases of delinquent or foreclosed assets	—	82	—	3,042
Other cash flows received on retained interests	19,976	5,340	30,613	11,047

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 — Loan Sales and Securitizations (continued)
As of June 30, 2009, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, and the principal amount of delinquent loans, in addition to net credit losses during the three and six months ended June 30, 2009 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b) (c)
			Three months ended	Six months ended
	On June 30, 2009		June 30, 2009	June 30, 2009

Type of loan:
Real estate residential	$33,411,390	$1,119,181	$246,470	$375,392

Total loans managed or transferred (d)	$33,411,390	$1,119,181	$246,470	$375,392

Loans sold (e)	(25,239,720)
Loans held for sale (e)	(385,764)
Loans held in portfolio	$7,785,906

(a)	Loans 90 days or more past due include $.3 million of GNMA guaranteed mortgages. $576.5 million of delinquent loans have been securitized while $189.4 million have been sold.

(b)	Principal amount of loans securitized and sold includes $20.4 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	For the three months ended June 30, 2009, $81.4 million associated with loan sales and $36.5 million associated with securitizations; for the six months ended June 30, 2009, $138.0 million associated with loan sales and $55.1 million associated with securitizations.

(d)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

(e)	$21.2 billion associated with loan sales and $4.4 billion associated with securitizations.

Note 13 — Loan Sales and Securitizations (continued)
As of June 30, 2008, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, and the principal amount of delinquent loans, in addition to net credit losses during the three and six months ended June 30, 2008 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b) (c)
			Three months ended	Six months ended
	On June 30, 2008		June 30, 2008	June 30, 2008

Type of loan:
Real estate residential	$78,462,395	$461,856	$140,624	$191,019

Total loans managed or transferred (d)	$78,462,395	$461,856	$140,624	$191,019

Loans sold (e)	(67,839,064)
Loans held for sale (e)	(2,426,708)

Loans held in portfolio	$8,196,622

(a)	Loans 90 days or more past due include $.2 million of GNMA guaranteed mortgages. $220.6 million of delinquent loans have been securitized while $104.7 million have been sold.

(b)	Principal amount of loans securitized and sold includes $62.7 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	For the three months ended June 30, 2008, $76.8 million associated with loan sales and $6.1 million associated with securitizations; for the six months ended June 30, 2008, $104.6 million associated with loan sales and $8.7 million associated with securitizations.

(d)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

(e)	$65.2 billion associated with loan sales and $5.1 billion associated with securitizations.
Secured Borrowings. In 2007 and 2006, FTBNA executed several securitizations of retail real estate residential loans for the purpose of engaging in secondary market financing. Since the related trusts did not qualify as QSPE and since the cash flows on the loans are pledged to the holders of the trusts’ securities, FTBNA recognized the proceeds as secured borrowings in accordance with SFAS No. 140. As of June 30, 2009, FTBNA had recognized $681.2 million of loans net of unearned income and $674.6 million of other collateralized borrowings in its Consolidated Condensed Statement of Condition related to these transactions. As of June 30, 2008, FTBNA had recognized $727.7 million of loans net of unearned income and $713.4 million of other collateralized borrowings in its Consolidated Condensed Statement of Condition related to these transactions. See Note 14 — Variable Interest Entities for additional information.

Note 14 — Variable Interest Entities
Under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — revised December 2003” (FIN 46-R), FHN is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb the majority of the VIE’s expected losses, receive the majority of expected residual returns, or both. A VIE exists when equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership, or other interest that changes with changes in the fair value of the VIE’s net assets or the VIE’s cash flows. Expected losses and expected residual returns are measures of variability in the expected fair value or cash flow of a VIE.
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
The following table summarizes VIEs consolidated by FHN:

As of June 30, 2009
	Assets		Liabilities
(Dollars in thousands)	Carrying		Carrying
Type	Value	Classification	Value	Classification

On balance sheet consumer loan securitizations	$681,239	Loans, net of unearned income	$674,263	Other collateralized borrowings
Small issuer trust preferred holdings	465,350	Loans, net of unearned income	30,500	Term borrowings
Rabbi trusts used for deferred compensation plans	89,876	Other assets	57,720	Other liabilities

As of June 30, 2008
	Assets		Liabilities
(Dollars in thousands)	Carrying		Carrying
Type	Value	Classification	Value	Classification

On balance sheet consumer loan securitizations	$727,723	Loans, net of unearned income	$713,364	Other collateralized borrowings
Small issuer trust preferred holdings	465,350	Loans, net of unearned income	30,500	Term borrowings
Rabbi trusts used for deferred compensation plans	149,409	Other assets	146,608	Other liabilities

Note 14 — Variable Interest Entities (continued)
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
FTBNA holds variable interests in trusts which have issued mandatorily redeemable trust preferreds for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. These trusts meet the definition of a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trusts’ activities. In situations where FTBNA did not hold a majority of the trust preferreds issued by a trust, it is not considered the primary beneficiary of that trust because FTBNA does not absorb a majority of the expected losses of the trust. FTBNA has no contractual requirements to provide financial support to the trusts.
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

Note 14 — Variable Interest Entities (continued)
The following table summarizes VIEs that are not consolidated by FHN:

As of June 30, 2009
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$120,768	$—	Other assets
Small Issuer Trust Preferred Holdings	43,000	—	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	64,760	49,414	(c)
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings
Management of Fund of Funds	N/A	N/A	N/A

(a)	Maximum loss exposure represents $115.0 million of current investments and $5.8 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$112.5 million was classified as Loans, net of unearned income and $1.7 million was classified as Trading securities which are offset by $49.4 million classified as Other collateralized borrowings.

As of June 30, 2008
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$130,990	$—	Other assets
Small Issuer Trust Preferred Holdings	43,000	—	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	65,528	48,646	(c)
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings
Management of Fund of Funds	N/A	N/A	N/A

(a)	Maximum loss exposure represents $120.9 million of current investments and $10.1 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$112.5 million was classified as Loans, net of unearned income and $1.7 million was classified as Trading securities which are offset by $48.6 million classified as Other collateralized borrowings.

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
On June 30, 2009 and 2008 respectively, FHN had approximately $122.2 million and $25.2 million of cash receivables and $74.3 million and $30.3 million of cash payables related to collateral posting under master netting arrangements with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions that require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions were $18.8 million of liabilities on June 30, 2009. As of June 30, 2009, FHN had posted collateral of $17.0 million in the normal course of business related to these contracts.

Note 15 — Derivatives (continued)
Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds were $99.6 million of assets and $99.3 million of liabilities on June 30, 2009. As of June 30, 2009, FHN had received collateral of $79.2 million and posted collateral of $96.0 million in the normal course of business related to these agreements.
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
Mortgage banking interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, FHN has the risk that interest rates will change from the rate quoted to the borrower. FHN enters into forward sales contracts with respect to fixed rate loan commitments and futures contracts with respect to adjustable rate loan commitments as economic hedges designed to protect the value of the interest rate lock commitments from changes in value due to changes in interest rates. Under SFAS No. 133, interest rate lock commitments qualify as derivative financial instruments and as such do not qualify for hedge accounting treatment. As a result, the interest rate lock commitments were recorded at fair value with changes in fair value recorded in current earnings as gain or loss on the sale of loans in mortgage banking noninterest income. Prior to the adoption of SAB No. 109 fair value excluded the value of associated servicing rights. Additionally, on January 1, 2008, FHN adopted SFAS No. 157 which affected the valuation of interest rate lock commitments previously measured under the guidance of EITF 02-03 by requiring recognition of concessions upon entry into the lock. Changes in the fair value of the derivatives that serve as economic hedges of interest rate lock commitments are also included in current earnings as a component of gain or loss on the sale of loans in mortgage banking noninterest income. Due to the reduction of mortgage banking origination operations after the MetLife transaction, the fair value of interest rate lock commitments was immaterial as of June 30, 2009.
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

Note 15 — Derivatives (continued)
The following table summarizes FHN’s derivatives associated with Mortgage Banking activities for the three and six months ended June 30, 2009.

						Gains/(Losses)
(Dollars in thousands)						Three months ended	Six months ended
Description	Notional	Assets		Liabilities		June 30, 2009	June 30, 2009
Pipeline and Warehouse Hedging
Hedging Instruments:
Forwards and Futures (c) (g)	N/A	N/A		N/A		$229	$510

Hedged Items:
Mortgage Warehouse (d) (g)	N/A	$281,514		N/A		$(10,106)	$(8,329	)(a)
Mortgage Pipeline (c) (g)	N/A	(b	)	(b	)	$—	$(233	)(a)

Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (c) (g)	$895,000	$3,973		$1,938		$(26,333)	$(3,824)
Interest Rate Swaps and Swaption (c) (g)	$2,530,000	$1,474		$14,285		$(32,559)	$(13,076)

Hedged Items:
Mortgage Servicing Rights (e) (g)	N/A	$318,875		N/A		$44,232	$71,510
Other Retained Interests (f) (g)	N/A	$133,348		N/A		$20,814	$36,270

(a)	Economic hedging is attempted for only a small portion of warehouse loans and pipeline.

(b)	Due to the reduction of mortgage banking origination operations after the MetLife transaction, the fair value of interest rate lock commitments was immaterial as of June 30, 2009.

(c)	Assets included in the other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the loans held for sale section of the Consolidated Condensed Statements of Condition. There are no associated liabilities.

(e)	Assets included in the mortgage servicing rights section of the Consolidated Condensed Statements of Condition. There are no associated liabilities.

(f)	Assets included in the trading securities section of the Consolidated Condensed Statements of Condition. There are no associated liabilities.

(g)	Gains/Losses included in the mortgage banking income section of the Consolidated Condensed Statements of Income.
Capital Markets
Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital Markets also enters into interest rate contracts, including options, caps, swaps and floors for its customers. In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities. Credit risk related to these transactions is controlled through credit approvals, risk control limits and ongoing monitoring procedures through the Credit Risk Management Committee. Total trading revenues related to fixed income sales, which constitutes substantially all of FHN’s trading activities, were $170.1 million and $367.1 million for the three and six months ended June 30, 2009, inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in capital markets noninterest income.
Near the end of second quarter 2009, Capital Markets acquired a pool of conforming mortgage loans with the intent to transfer the loans to a counterparty shortly after June 30, 2009. As part of this transaction, Capital Markets entered into forward delivery contracts to economically hedge the value of the loans. Accordingly, FHN elected to recognize the loans at fair value and classified them as trading loans within trading securities in the Consolidated Condensed Statements of Condition as of June 30, 2009. Delivery of the loans and the related settlement of the forward delivery contracts occurred in July 2009.

Note 15 — Derivatives (continued)
The following table summarizes FHN’s derivatives associated with Capital Markets trading activities as of June 30, 2009.

(Dollars in thousands)
Description	Notional	Assets	Liabilities
Customer Interest Rate Contracts (a)	$1,624,790	$42,226	$19,882
Offsetting Upstream Interest Rate Contracts (a)	$1,624,790	$19,887	$42,236
Forwards and Futures Purchased (a)	$6,411,343	$21,603	$21,628
Forwards and Futures Sold (a)	$6,333,544	$24,707	$23,101

(a)	Assets included in the other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.
Capital Markets hedged held-to-maturity trust preferred loans with a principal balance of $244.6 million as of June 30, 2009 and 2008, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. Capital Markets has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term. These hedge relationships qualify as fair value hedges under SFAS No. 133. The balance sheet impact of those swaps was $20.3 million and $6.8 million in other liabilities on June 30, 2009 and 2008, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. The following table summarizes FHN’s derivative activities associated with these loans for the three and six months ended June 30, 2009.

					Gains/(Losses)
(Dollars in thousands)					Three months ended	Six months ended
Description	Notional	Assets		Liabilities	June 30, 2009	June 30, 2009
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps (c) (e)	$244,583	N/A		$20,310	$6,608	$7,373

Hedged Items:
Trust Preferred Loans (d) (e)	N/A	$244,583	(a)	N/A	$(6,601)	$(7,363	) (b)

(a)	Represents principal balance being hedged.

(b)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in SFAS No. 133 hedging relationships.

(c)	There are no associated assets. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in loans, net of unearned section of the Consolidated Condensed Statements of Condition. There are no associated liabilities.

(e)	Gains/Losses included in the all other income and commissions section of the Consolidated Condensed Statements of Income.
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
FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion and $1.2 billion on June 30, 2009 and 2008, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $92.4 million and $29.1 million in other assets on June 30, 2009 and 2008, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

Note 15 — Derivatives (continued)
FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under SFAS No. 133 using the long haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.2 billion on June 30, 2009 and $.3 billion on June 30, 2008. The balance sheet impact of these swaps was $4.6 million and $14.3 million in other liabilities on June 30, 2009 and 2008, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In first quarter 2009, FHN’s counterparty called the swap associated with $.1 billion of subordinated debt. Accordingly, hedge accounting was discontinued on the date of settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to yield over its remaining term.
The following table summarizes FHN’s derivatives associated with interest rate risk management activities.

					Gains/(Losses)
(Dollars in thousands)					Three months ended	Six months ended
Description	Notional	Assets	Liabilities		June 30, 2009	June 30, 2009
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (c) (e)	$1,129,671	$77,962	$1,052		$190,392	$196,297
Offsetting Upstream Interest Rate Contracts (c) (e)	$1,129,671	$1,052	$77,962		$(190,392)	$(196,297)

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (c) (e)	$1,200,000	$92,420	$4,625		$(47,559)	$(58,166)

Hedged Items:
Long-Term Debt (d) (e)	N/A	N/A	$1,200,000	(a)	$47,559 (a)	$58,166 (b)

(a)	Represents par value of long term debt being hedged.

(b)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in SFAS No. 133 hedging relationships.

(c)	Assets included in the other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.

(d)	Liabilities included in the long-term debt section of the Consolidated Condensed Statements of Condition. There are no associated assets.

(e)	Gains/Losses included in the all other income and commissions section of the Consolidated Condensed Statements of Income.

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
For applicable periods, all divestiture-related line items in the Consolidated Condensed Statements of Condition have been combined with the related non-divestiture line items in preparation of the disclosure tables in this footnote. The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009. Derivatives in an asset position are included within Other Assets while derivatives in a liability position are included within Other Liabilities. Derivative positions constitute the only recurring Level 3 measurements within Other Assets and Other Liabilities.

	June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Trading securities — Capital Markets	$980,497	$834	$979,461	$202
Trading securities — Mortgage Banking	136,715	—	11,415	125,300
Loans held for sale	281,493	—	57,121	224,372
Securities available for sale	2,627,012	42,221	2,461,362	123,429
Mortgage servicing rights	337,096	—	—	337,096
Other assets	312,901	31,569	281,332	—

Total	$4,675,714	$74,624	$3,790,691	$810,399

Trading liabilities — Capital Markets	$286,282	$—	$286,282	$—
Other short-term borrowings and commercial paper	39,720	—	—	39,720
Other liabilities	227,031	1,938	225,093	—

Total	$553,033	$1,938	$511,375	$39,720

Note 16 — Fair Value of Assets & Liabilities (continued)
In accordance with FSP FAS 157-4, effective January 1, 2009 FHN revised the definition of its major categories of equity and debt securities to be consistent with the major security types as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table provides a detail of Capital Markets trading securities and trading liabilities as well as securities available for sale that are measured at fair value on a recurring basis as of June 30, 2009.

	June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Trading securities — Capital Markets
U.S. Treasuries	$71,361	$—	$71,361	$—
Government agency issued MBS	340,465	—	340,465	—
Government agency issued CMO	53,682	—	53,682	—
Other U.S. government agencies	170,794	—	170,794	—
States and municipalities	15,917	—	15,917	—
Trading Loans	130,426	—	130,426
Corporate and other debt	194,309	—	194,119	190	(a)
Equity, mutual funds and other	3,543	834	2,697	12

Total	$980,497	$834	$979,461	$202

Securities available for sale
U.S. Treasuries	$48,406	$—	$48,406	$—
Government agency issued MBS	1,117,547	—	1,117,547	—
Government agency issued CMO	1,169,431	—	1,169,431	—
Other U.S. government agencies	125,218	—	22,105	103,113
States and municipalities	46,245	—	44,700	1,545
Corporate and other debt	2,189	824	—	1,365
Equity, mutual funds and other	117,976	41,397	59,173	17,406

Total	$2,627,012	$42,221	$2,461,362	$123,429

Trading liabilities — Capital Markets
U.S. Treasuries	$160,465	$—	$160,465	$—
Government agency issued MBS	2,707	—	2,707	—
Other U.S. government agencies	463	—	463	—
Corporate and other debt	122,646	—	122,646	—
Equity, mutual funds and other	1	—	1	—

Total	$286,282	$—	$286,282	$—

(a)	Represents collateralized debt obligations

Note 16 — Fair Value of Assets & Liabilities (continued)
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008. Derivatives in an asset position are included within Other Assets while derivatives in a liability position are included within Other Liabilities. Derivative positions constitute the only recurring Level 3 measurements within Other Assets and Other Liabilities.

	June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Trading securities	$1,563,055	$2,929	$1,131,109	$429,017
Loans held for sale	2,163,705	—	2,159,993	3,712
Securities available for sale	2,756,820	32,086	2,577,863	146,871
Mortgage servicing rights	1,139,395	—	—	1,139,395
Other assets	306,985	108,787	97,363	100,835

Total	$7,929,960	$143,802	$5,966,328	$1,819,830

Trading liabilities	$464,225	$31	$464,194	$—
Commercial paper and other short-term borrowings	205,412	—	—	205,412
Other liabilities	105,950	9,860	90,775	5,315

Total	$775,587	$9,891	$554,969	$210,727

In conjunction with the adoption of FSP FAS 157-4, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. Upon implementation, this change in methodology had a minimal effect on the valuation of the applicable loans. Previously, the fair values of these loans was determined through reference to recent security trade prices for similar products, published third party bids or observable whole loan sale prices with adjustments for differences in loan characteristics. Consistent with the change in methodology, the applicable amounts are presented as a transfer into Level 3 loans held for sale in the following rollforward for the three and six month periods ended June 30, 2009 and June 30, 2008. The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Note 16 — Fair Value of Assets & Liabilities (continued)

	Three Months Ended June 30, 2009
			Securities available for sale		Mortgage	Net derivative	Other short-term
	Trading	Loans held	Investment	Venture	servicing	assets and	borrowings and
(Dollars in thousands)	securities (a)	for sale	portfolio	Capital	rights	liabilities	commercial paper

Balance, beginning of quarter	$154,320	$240,700	$111,999	$25,335	$381,024	$—	$143,377
Total net gains/(losses) for the quarter included in:
Net income/(loss)	27,042	(10,105)	—	(1,591)	55,043	—	10,124
Other comprehensive income	—	—	(1,792)	—	—	—	—
Purchases, sales, issuances and settlements, net	(55,861)	(6,223)	(5,549)	(4,973)	(98,971)	—	(113,781)
Net transfers into/out of Level 3	—	—	—	—	—	—

Balance, end of quarter	$125,502	$224,372	$104,658	$18,771	$337,096	$—	$39,720

Net unrealized gains/(losses) included in net income for the quarter relating to assets and liabilities held at June 30, 2009	$16,012 (b)	$(10,106) (c)	$—	$(1,591) (d)	$52,418 (e)	$—	$10,124 (c)

	Three Months Ended June 30, 2008
			Securities	Mortgage	Net derivative	Commercial paper
	Trading	Loans held	available	servicing	assets and	and other short-
(Dollars in thousands)	securities	for sale	for sale	rights, net	liabilities	term borrowings

Balance, beginning of quarter	$392,196	$4,753	$153,376	$895,923	$465,067	$—
Total net gains/(losses) for the quarter included in:
Net income	79,261	(171)	(236)	254,066	(307,054)	16,685
Other comprehensive income	—	—	(3,336)	—	—	—
Purchases, sales, issuances and settlements, net	(42,440)	(849)	(2,933)	(10,594)	(70,069)	188,727
Net transfers into/out of Level 3	—	(21)	—	—	7,576	—

Balance, end of quarter	$429,017	$3,712	$146,871	$1,139,395	$95,520	$205,412

Net unrealized gains/(losses) included in net income for the quarter relating to assets and liabilities held at June 30, 2008	$56,696 (f)	$(1,795) (c)	$69 (d)	$216,442 (g)	$(232,560) (c)	$(16,685) (c)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily represents Mortgage Banking trading securities. Capital Markets Level 3 trading securities are not significant.

(b)	Includes $(.1) million included in Capital Markets noninterest income, $17.8 million included in Mortgage Banking noninterest income, and $(1.7) million included in Revenue from loan sales and securitizations.

(c)	Included in Mortgage Banking noninterest income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(e)	Includes $56.7 million included in Mortgage Banking noninterest income and $(4.2) million included in Revenue from loan sales and securitizations.

(f)	Includes $2.1 million included in Capital markets noninterest income, $68.1 million included in Mortgage banking noninterest income, and $9.3 million in Revenue from loan sales and securitizations.

(g)	Includes $218.3 million in Mortgage banking noninterest income and $(1.9) million included in Revenue from loan sales and securitizations.

Note 16 — Fair Value of Assets & Liabilities (continued)

	Six Months Ended June 30, 2009
				Securities available for sale			Mortgage	Net derivative	Other short-term
	Trading	Loans held		Investment	Venture		servicing	assets and	borrowings and
(Dollars in thousands)	securities (a)	for sale		portfolio	Capital		rights	liabilities	commercial paper

Balance, beginning of year	$153,542	$11,330		$111,840	$25,307		$376,844	$233	$27,957
Total net gains/(losses) for the quarter included in:
Net income/(loss)	46,101	(8,328)		—	(1,593)		29,826	—	8,462
Other comprehensive income	—	—		1,454	—		—	—	—
Purchases, sales, issuances and settlements, net	(74,142)	(20,176)		(8,637)	(4,943)		(69,574)	(233)	3,301
Net transfers into/out of Level 3	—	241,546		—	—		—	—	—

Balance, end of period	$125,502	$224,372		$104,658	$18,771		$337,096	$—	$39,720

Net unrealized gains/(losses) for the six months ended June 30, 2009 included in net income relating to assets and liabilities at June 30, 2009	$30,522 (b)	$(8,329	)(c)	$—	$(3,596	)(d)	$27,252 (e)	$—	$8,462 (c)

	Six Months Ended June 30, 2008
			Securities	Mortgage	Net derivative	Commercial paper
	Trading	Loans held	available	servicing	assets and	and other short-
(Dollars in thousands)	securities	for sale	for sale	rights, net	liabilities	term borrowings

Balance, beginning of year	$476,404	$—	$159,301	$1,159,820	$81,517	$—
Total net gains/(losses) for the period included in:
Net income	20,077	(171)	69	(8,099)	54,267	16,685
Other comprehensive income	—	—	(7,178)	—	—	—
Purchases, sales, issuances and settlements, net	(89,403)	(849)	(5,321)	(12,326)	(47,840)	188,727
Net transfers into/out of Level 3	21,939	4,732	—	—	7,576	—

Balance, end of period	$429,017	$3,712	$146,871	$1,139,395	$95,520	$205,412

Net unrealized gains/(losses) for the six months ended June 30, 2008 included in net income relating to assets and liabilities at June 30, 2008	$(23,184) (f)	$(2,641) (c)	$69 (d)	$26,567 (g)	$53,062 (c)	$(16,685) (c)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily represents Mortgage Banking trading securities. Capital Markets Level 3 trading securities are not significant.

(b)	Includes $(2.0) million included in Capital Markets noninterest income, $26.5 million included in Mortgage Banking noninterest income, and $(2.0) million included in revenue from loan sales and securitizations.

(c)	Included in Mortgage Banking noninterest income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(e)	Includes $34.3 million included in Mortgage Banking noninterest income and $(6.9) million included in Revenue from loan sales and securitizations.

(f)	Includes $2.7 million included in Capital markets noninterest income, $11.8 million included in Mortgage banking noninterest income, and $9.3 million included in Revenue from loan sales and securitizations.

(g)	Includes $28.5 million included in Mortgage banking noninterest income and $(1.9) million included in Revenue from loan sales and securitizations.
Additionally, FHN may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first half of 2009 and 2008 which were still held on the balance sheet at June 30, 2009 and 2008, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2009 and 2008, respectively.

Note 16 — Fair Value of Assets & Liabilities (continued)

					Three Months Ended	Six Months Ended
	Carrying value at June 30, 2009				June 30, 2009	June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses/(gains)	Total losses(gains)

Loans held for sale	$71,020	$—	$39,735	$31,285	$(1,620)	$(1,459)
Securities available for sale	—	—	—	—	516	516 (c)
Loans, net of unearned income (a)	502,249	—	—	502,249	81,251	154,823
Real estate acquired by foreclosure (b)	116,584	—	—	116,584	20,483	30,516
Other assets	114,988	—	—	114,988	1,892	4,181

					$102,521	$188,577

					Three Months Ended	Six Months Ended
	Carrying value at June 30, 2008				June 30, 2008	June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total losses/(gains)	Total losses

Loans held for sale	$149,469	$—	$94,763	$54,706	$8,303	$25,303
Securities available for sale	1,535	—	1,535	—	867	1,395 (c)
Loans, net of unearned income (a)	333,956	—	—	333,956	35,485	75,283
Other assets	120,934	—	—	120,934	2,089	4,240

					$46,744	$106,221

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Writedowns on these loans are recognized as part of provision.

(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets

(c)	Represents recognition of other than temporary impairment for cost method investments classified within securities available for sale.
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
In second quarter 2008, FHN designated its trust preferred warehouse as held to maturity. Accordingly, these loans were excluded from loans held for sale in the nonrecurring measurements table as of December 31, 2008. In conjunction with the transfer of these loans to held to maturity status, FHN performed a lower of cost or market analysis on the date of transfer. This analysis was based on the pricing of market transactions involving securities similar to those held in the trust preferred warehouse with consideration given, as applicable, to any differences in characteristics of the market transactions, including issuer credit quality, call features and term. As a result of the lower of cost or market analysis, FHN determined that its existing valuation of the trust preferred warehouse was appropriate.
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
FHN also recognized a lower of cost or market reduction in value of $8.3 million relating to mortgage warehouse loans during second quarter of 2008. Approximately $7.1 million was attributable to increased repurchases and delinquencies or aging of warehouse loans; the remaining reduction in value was attributable to lower investor prices, due primarily to credit spread widening. The market values for these loans were estimated using historical sales prices for these types of loans, adjusted for incremental price concessions that a third party investor was assumed to require due to tightening credit markets and deteriorating housing prices. These assumptions were based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.

Note 16 — Fair Value of Assets & Liabilities (continued)
Fair Value Option
As described above, upon adoption of SFAS No. 159, management elected fair value accounting for substantially all forms of mortgage loans originated for sale. In 2009 and 2008, agreements were reached for the transfer of certain servicing assets and delivery of the servicing assets occurred. However, due to certain recourse provisions, these transactions did not qualify for sale treatment and the associated proceeds have been recognized within commercial paper and other short term borrowings in the Consolidated Condensed Statements of Condition as of June 30, 2009 and 2008. Since servicing assets are recognized at fair value and since changes in the fair value of related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value under SFAS No. 159. Additionally, as the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.
Near the end of second quarter 2009, Capital Markets acquired a pool of conforming mortgage loans with the intent to transfer the loans to a counterparty shortly after June 30, 2009. As part of this transaction, Capital Markets entered into forward delivery contracts to economically hedge the value of the loans. FHN elected to recognize the loans at fair value and classified them as trading loans within trading securities in the Consolidated Condensed Statements of Condition as of June 30, 2009. Delivery of the loans and the related settlement of the forward delivery contracts occurred in July 2009. Due to the high credit standing and short holding period for these loans, no credit risk was recognized for them in the Consolidated Condensed Statements of Income.
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	June 30, 2009
			Fair value
	Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate
(Dollars in thousands)	amount	principal	unpaid principal

Trading loans reported at fair value:
Total loans	$130,426	$129,544	$882
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—
Loans held for sale reported at fair value:
Total loans	$281,493	$326,691	$(45,198)
Nonaccrual loans	8,192	19,047	(10,855)
Loans 90 days or more past due and still accruing	7,221	17,705	(10,484)

	June 30, 2008
			Fair value
	Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate
(Dollars in thousands)	amount	principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$2,163,705	$2,157,321	$6,384
Nonaccrual loans	320	567	(247)
Loans 90 days or more past due and still accruing	890	1,525	(635)

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

Note 16 — Fair Value of Assets & Liabilities (continued)
For the three and six months periods ended June 30, 2009, the amounts for loans held for sale includes approximately $4.2 million and $13.0 million, respectively, of losses included in earnings that are attributable to changes in instrument-specific credit risk, which was determined based on both a quality adjustment for delinquencies and the full credit on the non-conforming loans.
For the three and six month periods ended June 30, 2008, the amounts for loans held for sale includes approximately $5.2 million and $14.7 million, respectively, of losses included in earnings that are attributable to changes in instrument-specific credit risk, which was determined based on both a quality adjustment for delinquencies and the full credit and liquidity spread on the non-conforming loans.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008

Changes in fair value included in net income:
Capital markets noninterest income
Trading Loans	$1,463	$—	$1,463	$—
Mortgage banking noninterest income
Loans held for sale	$(6,816)	$(25,159)	$(5,038)	$(5,471)
Commercial paper and other short-term borrowings	10,124	(16,685)	11,763	(16,685)
Estimated changes in fair value due to credit risk (loans held for sale)	(4,207)	(5,204)	(13,048)	(14,665)

Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.
Determination of Fair Value
In accordance with SFAS No. 157, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value for financial instruments and MSR recorded at fair value in the Consolidated Condensed Statements of Condition and for estimating the fair value of financial instruments for which fair value is disclosed under Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (SFAS No. 107) and FSP FAS 107-1.
Short-term financial assets. Federal funds sold, securities purchased under agreements to resell and interest bearing deposits with other financial institutions are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Trading securities and trading liabilities. Trading securities and trading liabilities are recognized at fair value through current earnings. Trading inventory held for broker-dealer operations is included in trading securities and trading liabilities. Broker-dealer long positions are valued at bid price in the bid-ask spread. Short positions are valued at the ask price. Inventory positions are valued using observable inputs including current market transactions, LIBOR and U.S. treasury curves, credit spreads and consensus prepayment speeds. Trading loans are valued using observable inputs including current market transactions, swap rates, mortgage rates and consensus prepayment speeds.
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
The fair values of the certificated residual interests and the excess interest are determined using market prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future

Note 16 — Fair Value of Assets & Liabilities (continued)
cash flows. The fair value of these retained interests typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. In some instances, FHN retains interests in the loans it securitized by retaining certificated principal only strips or subordinated bonds. Subsequent to the MetLife transaction, FHN uses observable inputs such as trades of similar instruments, yield curves, credit spreads and consensus prepayment speeds to determine the fair value of principal only strips. Prior to the MetLife transaction, FHN used the market prices from comparable assets such as publicly traded FNMA trust principal only strips that are adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities in valuing the principal only strips. The fair value of subordinated bonds is determined using the best available market information, which may include trades of comparable securities, independently provided spreads to other marketable securities, and published market research. Where no market information is available, the company utilizes an internal valuation model. As of June 30, 2009, no market information was available, and the subordinated bonds were valued using an internal model which includes assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require.
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
Loans, net of unearned income. Loans, net of unearned income are recognized at the amount of funds advanced, less charge offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity.
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

Note 16 — Fair Value of Assets & Liabilities (continued)
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
Derivative assets and liabilities. Derivatives include interest rate lock commitments from mortgage banking operations and other derivative instruments primarily used in risk management activities. Interest rate lock commitments are derivatives pursuant to SFAS No. 133 and are therefore recorded at estimates of fair value. Effective January 1, 2008, FHN applied the provisions of SAB No. 109 prospectively for derivative loan commitments issued or modified after that date. SAB No. 109 requires inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. Also on January 1, 2008, FHN adopted SFAS No. 157, which affected the valuation of interest rate lock commitments previously measured under the guidance of EITF 02-3. The interest rate lock commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that First Horizon Home Loans will approve the potential borrower for the loan. Therefore, when determining fair value, FHN makes estimates of expected “fallout” (locked pipeline loans not expected to close) using models which consider cumulative historical fallout rates and other factors. Other valuation inputs associated with interest rate lock commitments are determined in a manner consistent with that used for mortgage loans held for sale described above.
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
Nonearning assets. For disclosure purposes, nonearning assets include cash and due from banks, accrued interest receivable, and capital markets receivables. Due to the short-term nature of cash and due from banks, accrued interest receivable and capital markets receivables, the fair value is approximated by the book value.
Other assets. For disclosure purposes, other assets consists of investments in low income housing partnerships and deferred compensation assets that are considered financial assets. Investments in low income housing partnerships are written down to estimated fair value quarterly based on the estimated value of the associated tax credits. Deferred compensation assets are recognized at fair value, which is based on quoted prices in active markets.
Defined maturity deposits. The fair value is estimated by discounting future cash flows to their present value. Future cash flows are discounted by using the current market rates of similar instruments applicable to the remaining maturity. For disclosure purposes, defined maturity deposits include all certificates of deposit and other time deposits.

Note 16 — Fair Value of Assets & Liabilities (continued)
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
Other noninterest-bearing liabilities. For disclosure purposes, other noninterest-bearing liabilities include accrued interest payable and capital markets payables. Due to the short-term nature of these liabilities, the book value is considered to approximate fair value.
Loan Commitments. Fair values are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Other Commitments. Fair values are based on fees charged to enter into similar agreements.
FSP FAS 107-1 requires the disclosure of the estimated fair value of all assets, liabilities and off-balance sheet financial instruments for interim reporting periods ending after June 15, 2009. These disclosures are prepared consistent with the guidance of SFAS No. 107 which previously applied only to annual reporting periods. The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held for sale, and long-term debt as of June 30, 2009, involved the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. In accordance with the requirements of SFAS No. 107, we have not included assets and liabilities that are not financial instruments (including MSR) in the table below. This includes the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as off-balance sheet commitments as of June 30, 2009:

	June 30, 2009
	Book	Fair
(Dollars in thousands)	Value	Value

Assets:
Loans, net of unearned income and allowance for loan losses	$18,624,345	$16,936,999
Short-term financial assets	1,204,191	1,204,191
Trading securities	1,117,212	1,117,212
Loans held for sale	481,284	481,284
Securities available for sale	2,821,079	2,821,079
Derivative assets	285,305	285,305
Other assets	1,589,808	1,589,808

Liabilities:
Deposits:
Defined maturity	$3,583,820	$3,664,197
Undefined maturity	11,393,641	11,393,641

Total deposits	14,977,461	15,057,838
Trading liabilities	286,282	286,282
Short-term financial liabilities	4,960,689	4,960,689
Long-term debt	3,235,351	2,524,470
Derivative liabilities	227,031	227,031
Other noninterest-bearing liabilities	1,020,434	1,020,434

	Contractual	Fair
	Amount	Value

Off-Balance Sheet Commitments:
Loan commitments	$8,970,594	$1,378
Other commitments	572,646	5,232

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
Net costs recognized by FHN in the six months ended June 30, 2009 related to restructuring, repositioning, and efficiency activities were $5.0 million. Of this amount, $2.9 million represented exit costs that were accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).
Significant expenses recognized year to date 2009 resulted from the following actions:
•	Severance and related employee costs of $3.4 million related to discontinuation of national lending operations.

•	Transaction costs of $1.1 million from the sale of mortgage servicing rights.

•	Expense of $1.0 million related to asset impairments from branch closures.
Net costs recognized by FHN in the six months ended June 30, 2008 related to restructuring, repositioning, and efficiency activities were $47.2 million. Of this amount, $25.5 million represented exit costs that were accounted for in accordance with SFAS No. 146.
Significant expenses recognized in year to date 2008 resulted from the following actions:
•	Expense of $25.5 million associated with organizational and compensation changes due to right sizing operating segments, the divestiture of certain First Horizon Bank branches, the pending divestiture of certain mortgage banking operations, and consolidating functional areas.

•	Losses of approximately $1.4 million from the sales of certain First Horizon Bank branches.

•	Transaction costs of $12.0 million from the sale of mortgage servicing rights.

•	Expense of $8.3 million for the write-down of certain intangibles and other assets resulting from FHN’s divestiture of certain mortgage banking operations and from the change in FHN’s national banking strategy.
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

Note 17 — Restructuring, Repositioning, and Efficiency (continued)
Activity in the restructuring and repositioning liability for the three and six months ended June 30, 2009 and 2008 is presented in the following table, along with other restructuring and repositioning expenses recognized. All costs associated with the restructuring, repositioning, and efficiency initiatives are recorded as unallocated corporate charges within the Corporate segment.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Charged to		Charged to		Charged to		Charged to
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability

Beginning Balance	$—	$21,226	$—	$22,690	$—	$24,167	$—	$19,675
Severance and other employee related costs	674	674	5,732	5,732	3,376	3,376	13,122	13,122
Facility consolidation costs	—	—	2,963	2,963	—	—	3,854	3,854
Other exit costs, professional fees, and other	(532)	(532)	1,652	1,652	(468)	(468)	8,484	8,484

Total Accrued	142	21,368	10,347	33,037	2,908	27,075	25,460	45,135
Payments related to:
Severance and other employee related costs		1,770		4,238		5,844		10,893
Facility consolidation costs		652		2,667		2,212		3,901
Other exit costs, professional fees, and other		41		5,624		114		9,210
Accrual reversals		522		2,563		522		3,186

Restructuring and Repositioning Reserve Balance		$18,383		$17,945		$18,383		$17,945

Other Restructuring and Repositioning Expense:
Mortgage banking expense on servicing sales	—		9,344		1,142		12,011
Loss on divestitures	—		429		—		1,424
Impairment of premises and equipment	142		4,104		973		4,186
Impairment of intangible assets	—		1,732		—		4,161

Total Other Restructuring and Repositioning Expense	142		15,609		2,115		21,782

Total Restructuring and Repositioning Charges	$284		$25,956		$5,023		$47,242

Cumulative amounts incurred to date as of June 30, 2009, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are presented in the following table:

Charged to
(Dollars in thousands)	Expense

Severance and other employee related costs*	$53,308
Facility consolidation costs	29,882
Other exit costs, professional fees, and other	16,689
Other restructuring & repositioning (income) and expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	20,237
Net loss on divestitures	3,325
Impairment of premises and equipment	15,911
Impairment of intangible assets	18,029
Impairment of other assets	30,101

Total Restructuring and Repositioning Charges Incurred to Date as of June 30, 2009	$195,154

*	Includes $1.2 million of deferred severance-related payments that will be paid after 2009.

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
GENERAL INFORMATION
First Horizon National Corporation (FHN) began as a small community bank chartered in 1864 and is now one of the 40 largest bank holding companies in the United States in terms of asset size.
FHN’s 6,000 employees provide financial services through more than 180 bank locations in and around Tennessee and 19 capital markets offices in the U.S. and abroad.
The corporation’s two major brands — First Tennessee and FTN Financial — provide customers with a broad range of products and services. First Tennessee has the leading combined deposit market share in the 17 Tennessee counties where it does business and one of the highest customer retention rates of any bank in the country. FTN Financial (FTNF) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.
AARP and Working Mother magazine have recognized FHN as one of the nation’s best employers.
FHN is composed of the following operating segments:
•	Regional Banking offers financial products and services, including traditional lending and deposit-taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services.

•	Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, equity research, loan sales, portfolio advisory services, structured finance, derivative sales, and correspondent banking services.

•	National Specialty Lending consists of legacy traditional consumer and construction lending activities outside the regional banking footprint. In January 2008, FHN announced the discontinuation of national home builder and commercial real estate lending.

•	Mortgage Banking now consists of the origination of mortgage loans in and around the regional banking footprint and legacy servicing. Prior to the August 31, 2008, sale of its servicing platform and origination offices outside Tennessee to MetLife Bank, N.A., (MetLife), this division provided mortgage loans and servicing to consumers and operated in approximately 40 states.

•	Corporate consists of unallocated corporate expenses including restructuring, repositioning, and efficiency initiatives, gains and losses on repurchases of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and venture capital.
In second quarter 2009, FHN reviewed funds transfer pricing methodologies and cost allocations used to determine segment performance. As a result of this review, certain of these methodologies were revised affecting all segments. Additionally, activities related to Low Income Housing Investments were moved from Regional Banking to Corporate. For comparability, previously reported amounts have been revised to reflect these changes.
For the purpose of this management’s discussion and analysis (MD&A), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and notes.

FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), U.S. Department of the Treasury (UST), and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, and other parts of this Quarterly Report on Form 10-Q for the periods ended June 30, 2009.
FINANCIAL SUMMARY
In second quarter 2009, FHN reported a net loss available to common shareholders of $123.2 million, or $.58 diluted loss per share, compared to a net loss available to common shareholders of $19.1 million, or $.10 diluted loss per share in 2008. In 2009, net loss available to common shareholders reflected $14.8 million of dividends on the CPP preferred shares.
The results of operations for second quarter 2009 were negatively affected by increased provisioning for loan losses, charges related to repurchase and foreclosure reserves, and increased foreclosure losses. Additionally, mortgage banking results decreased significantly from 2008 due to the third quarter 2008 sale of the national mortgage origination and servicing platforms. Favorable market conditions in second quarter 2009 resulted in strong fixed income sales at Capital Markets. The sale of national mortgage banking operations contributed to a decline in operating expenses. Provisioning for loan losses increased $40.0 million from second quarter 2008 to $260.0 million due to the adverse economic conditions and prolonged weakness in the housing market. Earnings in second quarter 2008 were affected by charges of $26.0 million related to restructuring, repositioning, and efficiency initiatives and a $12.6 million gain on the repurchase of debt.
Return on average common equity and return on average assets for second quarter 2009 were a negative 20.96 percent and negative 1.46 percent, respectively, compared to negative 3.02 percent and negative .18 percent in second quarter 2008. Capital ratios improved as tier 1 capital ratio was 15.55 percent as of June 30, 2009 compared to 10.51 percent on June 30, 2008, and total capital was 20.77 percent compared with 15.15 percent in 2008.
Total assets declined to $28.8 billion on June 30, 2009 from $35.5 billion on June 30, 2008, while total equity increased to $3.4 billion on June 30, 2009 from $3.0 billion on June 30, 2008.

BUSINESS LINE REVIEW
Regional Banking
The Regional Banking segment had a pre-tax loss of $12.6 million in the second quarter 2009 compared to a pre-tax loss of $17.4 million in second quarter 2008. Total revenues decreased 5 percent to $206.8 million in second quarter 2009. The provision for loan losses decreased to $51.0 million in second quarter 2009 from $89.5 million in second quarter 2008 primarily due to proactive recognition and management of problem assets.
Net interest income was flat at $125.5 million in second quarter 2009 from $125.7 million in second quarter 2008 as net interest margin increased to 4.71 percent in second quarter 2009 compared to 4.58 percent in second quarter 2008. The increase in margin was primarily a result of increased loan spreads due to lower cost funding.
Noninterest income declined $11.3 million in second quarter 2009 to $81.4 million. Deposit fees were down $5.2 million mainly due to a decline in retail non-sufficient funds (NSF) fees. Annuity income decreased $1.7 million due to a decrease in sales and a shift in product mix. Trust income decreased by $1.2 million as the market value of managed trust assets declined. Other miscellaneous income also declined as second quarter 2008 included a $2.3 million gain on the sale of foreclosed assets. Noninterest expense increased to $168.4 million in second quarter 2009 from $146.3 million in second quarter 2008. The increase is primarily a result of the Regional Bank’s proportionate share of Federal Deposit Insurance Corporation (FDIC) premiums, including the special assessment, credit-related costs, foreclosure losses, and technology costs.
Capital Markets
Pre-tax income increased from $24.4 million in second quarter 2008 to $79.0 million in second quarter 2009 with total revenues of $214.5 million in the second quarter 2009 compared to $143.7 million in the second quarter 2008.
Net interest income was $24.9 million in second quarter 2009 compared to $19.1 million in the second quarter 2008 as the net interest margin improved to 2.70 percent from 1.60 percent last year. The increase is primarily attributable to higher spreads on the correspondent banking portfolio.
Income from fixed income sales increased to $170.1 million in the second quarter 2009 from $105.0 million in the second quarter 2008 reflecting the benefits of Capital Markets’ extensive distribution network combined with continued market volatility and illiquidity. Other product revenues were $19.5 million in the second quarter 2009 compared to $19.6 million in second quarter 2008. Revenues from other products include fee income from activities such as equity research, loan sales, portfolio advisory, derivative sales, structured finance, and correspondent banking services. Provision expense increased slightly to $21.1 million in second quarter 2009 which primarily reflected deterioration in the trust preferred loan portfolio.
Noninterest expense increased by $13.6 million to $114.4 million in second quarter 2009. Personnel costs increased $7.1 million as the effect of increased production levels more than offset a decline in expenses due to a reduced rate of incentive provisioning in second quarter 2009.
Mortgage Banking
Effective August 31, 2008, FHN completed the sale of Mortgage Banking’s servicing operations and origination offices outside Tennessee to MetLife. Additionally, in an effort to reduce balance sheet risk, FHN has reduced the size of the servicing portfolio through bulk and flow sales beginning in 2007. As a result of these transactions, components of origination activity, servicing fees, and operating expenses for 2009 are significantly lower when compared to 2008.
The second quarter 2009 pre-tax loss was $44.7 million compared to pre-tax income of $68.2 million in the second quarter 2008. Total revenues decreased by $192.4 million to $30.0 million in second quarter 2009. Net interest income decreased to $10.8 million in second quarter 2009 from $35.1 million in the second quarter 2008 due to the large decline in the average balance of the mortgage warehouse as a result of the sale of national mortgage origination offices to MetLife.
Noninterest income was $19.2 million in the second quarter 2009 compared to $187.3 million in the second quarter 2008. Total servicing income decreased $26.4 million to $16.2 million in the second quarter 2009 primarily from a decline in the size of the servicing portfolio and volatility associated with hedging the Mortgage Servicing Rights (MSR). Servicing fees were down $35.5 million consistent with the decline in the size of the servicing portfolio. Net hedging gains were $7.0 million in 2009 compared to $16.5 million in 2008 due to a narrowing of spreads between mortgage and swap rates. Net revenue from origination activity decreased to a loss of $1.3 million in the second quarter 2009 from income of $134.1 million in the second quarter 2008. Second quarter 2009 origination income was affected by a $10 million unhedged negative fair value adjustment to the mortgage warehouse. Origination activity has significantly declined in comparison to second quarter 2008 due to the sale of national mortgage origination platform.
Noninterest expense was $63.2 million in the second quarter 2009 compared to $150.2 million in the second quarter 2008. The decline is mostly a result of the divestiture of certain mortgage banking operations in the third quarter 2008. These broad declines were somewhat diminished by an increase in expense of $16.8 million to increase the foreclosure and repurchase reserve from prior loan sales related to the legacy origination platform and an $8.1 million charge to increase the private mortgage insurance reserves due to increasing mortgage default expectations.
National Specialty Lending
National Specialty Lending’s pre-tax loss increased to $195.3 million in the second quarter 2009 compared to a pre-tax loss of $98.2 million in the second quarter 2008 primarily due to increased provisioning. Provision for loan losses increased $68.3 million to $176.3 million in the second quarter 2009 as a result of deterioration in the national construction and the national home equity loan portfolios.
Net interest income declined to $31.2 million in the second quarter 2009 compared to $53.5 million in the second quarter 2008 as a result of the increase in nonaccrual loans and the wind-down of national construction and consumer lending.
Noninterest income was a loss of $9.1 million in the second quarter 2009 compared to a loss of $14.6 million in the second quarter 2008. Second quarter 2009 included a $12.0 million charge to increase repurchase reserves compared to $8.7 million in 2008. Additionally, 2008 included a $9.4 million negative fair value adjustment to the residual interest retained from prior consumer loan sales. Noninterest expense increased to $41.0 million from $29.0 million in 2008 primarily from higher foreclosure costs. Operating-related expenses declined due to the wind-down of operations. However, foreclosure losses increased to $11.2 million from $2.1 million primarily as a result of Other real estate owned (OREO) fair value adjustments and net losses on dispositions. Additionally, costs to manage and resolve problem loans have increased $5.0 million to $6.1 million in the second quarter 2009.
Corporate
The Corporate segment’s pre-tax loss was $7.0 million in the second quarter 2009 compared to a loss $22.1 million in the second quarter 2008. Noninterest income was $11.1 million in second quarter 2009 compared to $9.0 million in the second quarter 2008. Other income increased $1.4 million due to an increase in deferred compensation income which was partially offset by a lower earnings rate for bank-owned life insurance (BOLI). Other income in 2008 included a $12.6 million gain on the repurchase of debt and restructuring costs of $9.7 million.
Noninterest expense decreased $11.8 million to $24.9 million in the second quarter 2009 from $36.6 million in 2008. Charges within noninterest expense that related to restructuring, repositioning, and efficiency initiatives decreased by $16.0 million from 2008 while FDIC premiums increased to $1.5 million due to the allocation of the special assessment.
Net interest income increased to $6.8 million in the second quarter 2009 from $5.5 million in 2008 as net interest margin was flat compared to second quarter 2008.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
Beginning in 2007, FHN began conducting a company-wide review of business practices with the goal of improving its overall profitability and productivity. In order to redeploy capital to higher-return businesses, FHN concluded the sale of 34 full-service First Horizon Bank branches in its national banking markets in the second quarter 2008 while also taking actions to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations. Additionally, in January 2008, FHN discontinued national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices. FHN also repositioned First Horizon Home Loans’ mortgage banking operations through various MSR sales.
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
Net costs recognized by FHN during the six months ended June 30, 2009 related to restructuring, repositioning, and efficiency activities were $5.0 million. Of this amount, $2.9 million represented exit costs that were accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). Significant expenses recognized during the first half of 2009 resulted from the following actions:
•	Severance and related employee costs of $3.4 million related to discontinuation of national lending operations.

•	Transaction costs of $1.1 million from the contracted sale of mortgage servicing rights.

•	Loss of $1.0 million related to asset impairments from branch closures.
Net costs recognized by FHN during the six months ended June 30, 2008, related to restructuring, repositioning, and efficiency activities were $47.2 million. Of this amount, $25.5 million represented exit costs that were accounted for in accordance with SFAS No. 146. Significant expenses recognized during the first half of 2008 resulted from the following actions:
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
Settlement of the obligations arising from current initiatives will be funded from operating cash flows. The effect of suspending depreciation on assets held for sale was immaterial to FHN’s results of operations for all periods. As a result of the change in FHN’s national banking strategy, a write-down of other intangibles of $2.4 million was recognized in second quarter 2008 related to certain banking licenses. The recognition of these impairment losses will have no effect on FHN’s debt covenants. The impairment loss related to the intangible asset was recorded as an unallocated corporate charge within the Corporate segment and is included in all other expense on the Consolidated Condensed Statements of Income. Due to the broad nature of the actions being taken, all components of income and expense will be affected from the efficiency benefits.
Charges related to restructuring, repositioning, and efficiency initiatives for the three and six months ended June 30, 2009, and 2008 are presented in the following table based on the income statement line item affected. See

Note 17 — Restructuring, Repositioning, and Efficiency Charges and Note 2 — Acquisitions/Divestitures for additional information.
Table 1 — Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008

Noninterest income:
Mortgage banking	$—	$(9,344)	$(1,142)	$(12,011)
Losses on divestitures	—	(429)	—	(1,424)

Total noninterest income	—	(9,773)	(1,142)	(13,435)

Noninterest expense:
Employee compensation, incentives and benefits	674	5,729	3,376	13,141
Occupancy	(573)	3,338	(573)	4,319
Equipment rentals, depreciation and maintenance	—	4,181	—	4,264
Legal and professional fees	14	1,090	76	4,170
Communications and courier	12	36	12	42
All other expense	157	1,809	990	7,871

Total noninterest expense	284	16,183	3,881	33,807

Loss before income taxes	$(284)	$(25,956)	$(5,023)	$(47,242)

Activity in the restructuring and repositioning liability for the three and six months ended June 30, 2009, and 2008 is presented in the following table:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Charged to		Charged to		Charged to		Charged to
	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning Balance	$—	$21,226	$—	$22,690	$—	$24,167	$—	$19,675
Severance and other employee related costs	674	674	5,732	5,732	3,376	3,376	13,122	13,122
Facility consolidation costs	—	—	2,963	2,963	—	—	3,854	3,854
Other exit costs, professional fees and other	(532)	(532)	1,652	1,652	(468)	(468)	8,484	8,484

Total Accrued	142	21,368	10,347	33,037	2,908	27,075	25,460	45,135
Payments related to:
Severance and other employee related costs		1,770		4,238		5,844		10,893
Facility consolidation costs		652		2,667		2,212		3,901
Other exit costs, professional fees and other		41		5,624		114		9,210
Accrual reversals		522		2,563		522		3,186

Restructuring and Repositioning Reserve Balance		$18,383		$17,945		$18,383		$17,945

Other Restructuring & Repositioning (Income) and Expense:
Mortgage banking expense on servicing sales	—		9,344		1,142		12,011
Loss on divestitures	—		429		—		1,424
Impairment of premises and equipment	142		4,104		973		4,186
Impairment of intangible assets	—		1,732		—		4,161

Total Other Restructuring and Repositioning Income and Expense	142		15,609		2,115		21,782

Total Restructuring, Repositioning Charges	$284		$25,956		$5,023		$47,242

INCOME STATEMENT
Total consolidated revenue decreased 23 percent to $491.4 million from $637.9 million in the second quarter 2008 primarily from decreases in mortgage banking income and net interest income. Net interest income declined to $199.1 million in second quarter 2009 from $238.9 million in 2009. Noninterest income declined $106.8 million to $292.3 million in 2008 from $399.0 million 2008.
NET INTEREST INCOME
Net interest income declined to $199.1 million in the second quarter 2009 compared to $238.9 million in the second quarter 2008 as average earning assets declined 18 percent to $26.2 billion and average interest-bearing liabilities declined 24 percent to $24.5 billion in the second quarter 2009.
The consolidated net interest margin was 3.05 percent for second quarter 2009 compared to 3.01 percent for second quarter 2008. A slight widening in the margin occurred as the net interest spread increased to 2.77 percent from 2.66 percent in the second quarter 2009 while the impact of free funding decreased from 35 basis points to 28 basis points. The slight increase in the margin is largely attributable to lower cost of funding due to the low interest rate environment and higher spreads on capital markets trading and correspondent banking portfolios.
Table 2 — Net Interest Margin

	Three Months Ended
	June 30
	2009	2008

Consolidated yields and rates:
Loans, net of unearned income	3.95%	5.29%
Loans held for sale	4.22	5.70
Investment securities	4.98	5.27
Capital markets securities inventory	3.97	4.45
Mortgage banking trading securities	12.97	12.48
Other earning assets	0.20	1.98

Yields on earning assets	3.91	5.24

Interest-bearing core deposits	1.27	2.21
Certificates of deposit $100,000 and more	2.10	3.45
Federal funds purchased and securities sold under agreements to repurchase	0.21	1.88
Capital markets trading liabilities	4.29	4.92
Short-term borrowings and commercial paper	0.26	2.30
Long-term debt	1.48	3.17

Rates paid on interest-bearing liabilities	1.14	2.58

Net interest spread	2.77	2.66
Effect of interest-free sources	.28	.35

FHN — NIM	3.05%	3.01%

Certain previously reported amounts have been reclassified to agree with current presentation.
In the short term, the net interest margin is expected to improve modestly due to a focus on loan and deposit pricing and as a result of the winding down of our national business. In the longer term, FHN anticipates stronger margins presuming a more normalized credit and interest rate environment.
NONINTEREST INCOME
Capital Markets Noninterest Income
The major component of capital markets’ revenue is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including equity research, loan sales, portfolio advisory activities, structured finance, and derivative sales. Securities inventory positions are generally procured for distribution to customers by the sales staff. A portion of the inventory is hedged to protect against movements in fair value due to changes in interest rates.

Capital markets noninterest income increased to $187.5 million in second quarter 2009 from $122.3 million in second quarter 2008. Revenues from fixed income sales increased by $65.1 million to $170.1 million reflecting the benefits of Capital Markets’ extensive distribution network combined with continued market volatility and illiquidity. Other product revenues were level at $17.4 million in second quarter 2009 compared to $17.3 million second quarter 2008.
Table 3 — Capital Markets Noninterest Income

	Three Months Ended			Six Months Ended
	June 30		Growth	June 30		Growth
(Dollars in thousands)	2009	2008	Rate (%)	2009	2008	Rate (%)

Noninterest income:
Fixed income	$170,106	$105,002	62.0 +	$367,111	$257,210	42.7 +
Other product revenue	17,372	17,336	*	34,591	(3,415)	NM

Total capital markets noninterest income	$187,478	$122,338	53.2 +	$401,702	$253,795	58.3 +

NM — not meaningful

*	Amount is less than 1%
Mortgage Banking Noninterest Income
Effective August 31, 2008, FHN completed the sale of Mortgage Banking’s servicing operations and origination offices outside Tennessee to MetLife. Additionally, in an effort to reduce balance sheet risk, FHN has reduced the size of the servicing portfolio through bulk sales which began in 2007. As a result of these transactions, components of origination activity, servicing fees, and operating expenses for 2009 are significantly lower when compared to 2008.
Mortgage banking noninterest income decreased by $156.9 million in the second quarter 2009 to $15.5 million as shown in Table 4.
Table 4 — Mortgage Banking Noninterest Income

	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
	2009	2008	Change	2009	2008	Change

Noninterest income (thousands) :
Origination income	$(759)	$131,476	NM	$14,171	$216,437	93.5 -
Servicing income	15,509	42,846	63.8 -	116,751	112,274	4.0 +
Other	733	(1,904)	NM	310	2,419	87.2 -

Total mortgage banking noninterest income	$15,483	$172,418	91.0 -	$131,232	$331,130	60.4 -

Mortgage banking statistics (millions) :
Refinance originations	$396.6	$3,292.3	88.0 -	$773.7	$8,068.8	90.4 -
Home-purchase originations	48.2	3,533.5	98.6 -	79.5	6,266.5	98.7 -

Mortgage loan originations	$444.8	$6,825.8	93.5 -	$853.2	$14,335.3	94.0 -

Servicing portfolio — owned	$43,833.5	$98,384.2	55.4 -	$43,833.5	$98,384.2	55.4 -

NM — not meaningful
Servicing income includes servicing fees, changes in the fair value of MSR, and net gains/losses from hedging the fair value of servicing assets. The servicing portfolio has decreased since 2008 as a result of the sale of the servicing platform to MetLife in the third quarter 2008 and through a series of bulk sales. Total servicing income decreased to $15.5 million from $42.8 million in the second quarter 2009. Gross servicing fees were down $42.2 million to $32.8 million in 2009 consistent with the decline in the size of the servicing portfolio. Net hedging gains also decreased in 2009 to $7.0 million compared to $16.5 million in 2008 due to a widening of spreads between mortgage and swap rates.
Net revenue from origination activity decreased significantly to $.8 million in the second quarter 2009 from $131.5 million in the second quarter 2008 as a result of the sale of national mortgage origination offices. Gross origination income through the regional banking footprint was $8.8 million in the second quarter 2009, but was negated by a $10 million unhedged negative fair value adjustment to the remaining mortgage warehouse.

Other Noninterest Income
Other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income. Fees from deposit transactions and cash management were down $5.0 million primarily due to a volume decline in transactions resulting in lower retail NSF fees. Trust fees decreased $1.2 million as the market value of managed trust assets declined. Revenue from loan sales and securitizations was $.6 million in 2009 compared to a loss of $7.0 million in 2008 as 2008 included a $9.4 million negative valuation adjustment to the residual interest retained from prior consumer loan sales. Other noninterest income decreased $15.7 million to $33.1 million in the second quarter 2008. The decrease is primarily the result of a $12.6 million gain on the repurchase of debt recognized in 2008. Both quarters included charges to increase the repurchase reserve related to prior HELOC and second lien loan sales.
NONINTEREST EXPENSE
Total noninterest expense for second quarter 2009 decreased 11 percent to $411.9 million from $463.0 million in second quarter 2008. In 2008, noninterest expense included $16.3 million of costs related to restructuring, repositioning, and efficiency initiatives.
Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased $77.4 million from $277.1 million in second quarter 2008 primarily as a result of headcount reduction from the sale of national origination and servicing platforms to MetLife in the third quarter 2008. The effect on personnel expense of increased capital markets’ production was somewhat mitigated by a reduced rate of incentive provisioning. Additionally, 2008 included $5.7 million of costs related to restructuring, repositioning, and efficiency initiatives.
Occupancy, equipment rental, communications, and operations services expenses declined a combined $29.6 million primarily as a result of the 2008 mortgage divestiture and a decline in costs related to restructuring, repositioning, and efficiency initiatives. All other noninterest expense increased $55.8 million to $146.6 million in the second quarter 2009 compared to $90.8 million in the second quarter 2008. Charges related to the Mortgage Banking foreclosure and repurchase reserve from the legacy origination platform increased to $29.1 million from $5.5 million in 2008 due to higher repurchase activity. FDIC premiums, including the special assessment, increased $17.9 million to $21.4 million in the second quarter 2009. Losses on foreclosed property increased $16.6 million to $21.8 million primarily as a result of fair value adjustments of OREO and net losses on dispositions. Second quarter 2009 also included an $8.1 million charge to increase the private mortgage insurance (PMI) reinsurance reserve as mortgage default expectations increased and $5.6 million of costs related to mortgage originations in the regional banking footprint. All other expense categories decreased consistent with FHN’s focus on reduction of non-core businesses.
INCOME TAXES
The effective tax rate for the second quarter 2009 was 41 percent reflecting tax benefits due to the reported loss in 2009. Second quarter 2009 includes approximately $8 million of favorable permanent tax differences. The rate cannot be compared to second quarter 2008 due to the level of net income reported in second quarter 2008. Second quarter 2008 included $10.5 million of favorable permanent differences and a $2.0 million benefit from the favorable resolution of certain outstanding tax issues with taxing authorities.
No valuation allowance related to deferred tax assets has been recorded as of June 30, 2009 other than a full valuation reserve related to state net operating losses that are not expected to be realized. The valuation reserve is primarily a result of FHN’s strategy of exiting the national mortgage business. The company has considered all available evidence, both positive and negative, in making its determination with respect to the need for a valuation allowance. This evidence includes, but is not limited to, a large carryback position that can absorb a significant portion of the deferred tax assets, historical and future projected taxable income, projected future reversals of existing deferred tax liabilities, and potential tax planning strategies.

ASSET QUALITY
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The allowance for loan losses includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail and commercial loans, both determined in accordance with SFAS No. 5, “Accounting for Contingencies”. Also included are reserves, determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, related to loans determined by management to be individually impaired. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics.
Beginning in the second quarter of 2009, management developed and utilized an Average Loss Rate Model (ALR) for establishment of commercial portfolio reserve rates in accordance with SFAS No. 5. ALR is a grade migration based approach that allows for robust segmentation and dynamic time period consideration. In comparison with the prior commercial reserve rate establishment, ALR is more sensitive to current portfolio conditions and provides management with additional detailed analysis into historical portfolio net loss experience. ALR also uses the current assigned commercial credit grades ranging from 1 to 16 thereby eliminating the previous need to back convert to the historical grade range of 1 to 10 for the proper assignment of reserves. Consistent with the preceding approach, these reserve rates are then subject to management adjustment to reflect current events, trends and conditions (including economic considerations and trends) that affect the asset quality of the commercial loan portfolio.
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan and lease losses (ALLL) at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Analytical models based on loss experience adjusted for current events, trends, and economic conditions are used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses increased 18 percent to $260.0 million in second quarter 2009 from $220.0 million in second quarter 2008.
Net Charge-Offs
Net charge offs increased to $239.4 million in the second quarter 2009 from $127.7 million in 2008 and the net charge off ratio was 477 basis points in 2009 compared to 235 basis points in 2008. All portfolios reflected increased net charge-offs compared to second quarter 2008.
While charge-offs increased due to adverse economic conditions, FHN’s methodology of charging down collateral dependent commercial loans to net realizable value (NRV) also impacted charge-off trends, especially in comparison to applicable ALLL. Generally, classified nonaccrual loans over $1 million are deemed to be impaired in accordance with Statement of Financial Accounting Standards, No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114) and are assessed for impairment measurement. A majority of these SFAS No. 114 loans (generally commercial loans over $1 million that are not expected to pay all contractually due principal and interest) are included in the Residential CRE (Homebuilder and Condominium Construction) portfolio. When impairment is detected, loans are then written down to the fair value of the underlying collateral, less costs to sell (net realizable value). Fair value is based on recent appraisals of collateral. Collateral values are monitored and further charge-offs are taken if it is determined that the collateral values have continued to decline.
Also impacting increased charge-offs related to SFAS No. 114 loans are the significant declines in collateral values experienced due to the prevailing real estate market conditions. Therefore, charge-offs are not only higher due to the increased credit deterioration related to these loans, but also due to the increased rate at which loans are charged down to net realizable value because of rapidly declining collateral values. Net charge-offs related to collateral dependent SFAS No. 114 loans were $80.7 million or 34 percent of total net charge-offs during the second quarter of 2009. Because of the accelerated recognition of impairment of these loans, the elevated charge-offs decrease the ALLL. Compression occurs in the ALLL to net charge-offs ratio as the ALLL is generally not replenished for charge-offs related to SFAS No. 114 collateral dependent loans because reserves are not carried for these loans.

Additionally, One-Time Close (OTC) loans are generally written down to appraised value if, when the loan becomes 90 days past due or is considered substandard, recently obtained appraisals indicate a decline in fair value. Subsequent charge downs are taken thereafter in accordance with regulatory guidelines. In the second quarter 2009, net charge-offs related to OTC loans were $51.3 million, approximately 21 percent of total net charge-offs.
Nonperforming Assets
As included in Table 5, nonperforming loans (NPLs) in the loan portfolio were $1.1 billion on June 30, 2009, compared to $.8 billion on June 30, 2008. The ratio of NPLs to total loans was 5.64 percent on June 30, 2009, and 3.42 percent on June 30, 2008. In the commercial portfolio, the increase in NPLs is primarily attributable to deterioration in the residential CRE and Income-producing Commercial Real Estate (income CRE) portfolios. NPLs in the residential CRE portfolio increased $99.4 million to $388.8 million; NPLs in the income CRE portfolio increased $90.0 million to $162.2 million; NPL’s in the Commercial and Industrial (C&I) portfolio increased $19.6 million to $112.2 million. Generally, the continued adverse economic conditions have affected the income CRE and C&I portfolios while the weak housing market and large supply of newly constructed homes and tightened liquidity have affected the residential CRE portfolio.
On the consumer side, nonperforming OTC loans increased $89.3 million to $357.4 million while nonperforming permanent mortgages increased $46.9 million to $77.5 million. Both portfolios are under stress due to the prolonged downturn in the housing market.
Nonperforming assets were $1.2 billion on June 30, 2009, compared to $.9 billion on June 30, 2008. The nonperforming assets ratio was 6.15 percent on June 30, 2009 and 3.88 percent last year. Foreclosed assets were flat when compared to second quarter 2008 as 2009 included higher levels of overall asset reductions from disposition activity as well as fair value adjustments to reflect current market conditions. Foreclosed assets are recognized at net realizable value, including estimated costs of disposal at foreclosure. While nonperforming asset levels are expected to flatten over the next few quarters, the NPA ratio will continue to remain under pressure throughout the current economic downturn as loan balances continue to decline.
The ratio of ALLL to NPLs in the loan portfolio increased to .87 times in the second quarter 2009 compared to .76 times in the second quarter of 2008. While nonperforming loans increased from the same period last year, a portion of these loans does not carry reserves. As of June 30, 2009, the total amount of SFAS No. 114 commercial loans was $547.7 million. The SFAS No. 114 loans carried at NRV and that do not carry reserves were $522.2 million on June 30, 2009. The SFAS No. 114 loans mentioned above that are charged down to NRV represent 47 percent of nonperforming loans in the loan portfolio as of June 30, 2009. This approach compresses the ALLL to nonperforming loans ratio because SFAS 114 loans are included in nonperforming loans, but reserves for these loans are not carried in the ALLL. Residential CRE loans were $325.0 million or 59 percent of all SFAS No. 114 loans while the remainder is included in the C&I and Income CRE portfolios. Additionally, charged-down OTC loans are included in nonperforming loans. As of June 30, 2009, OTC loans accounted for 32 percent of nonperforming loans in the loan portfolio. The ALLL related to OTC loans was $164.3 million which provides a coverage ratio of 29 percent for inherent losses in the remainder of that portfolio. Because of the methodologies described above, the ALLL to NPL ratio is negatively impacted. Nonperforming loans in the loan portfolio for which reserves are actually carried were approximately $399.9 million as of June 30, 2009.
Potential Problem Assets
Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified substandard. In total, potential problem assets were $1.5 billion on June 30, 2009, up from $.7 billion on June 30, 2008. The significant increase in potential problem assets primarily reflects downward credit grading and deterioration in the commercial portfolio. Also, loans 30 to 89 days past due decreased slightly to $335.0 million on June 30, 2009, from $346.6 million on June 30, 2008. Commercial loans 30-89 days past due decreased 29 percent as a result of more effective portfolio management. Consumer loans 30-89 days past due increased 37 percent, primarily driven by permanent mortgage and home equity portfolios. Loans 90 days past due increased 58 percent primarily as a result of an increase in problem loans in the permanent mortgage portfolio. The current expectation of losses from both potential problem assets and loans 30 to 89 days past due has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
While asset quality is expected to remain stressed in 2009 and into 2010 due to the expectation that economic conditions and the housing industry will remain weakened for the foreseeable future, certain asset quality performance may begin to improve in the latter half of this year. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of this MD&A discussion. Table 5, Asset Quality Information, provides summary asset quality data referred to in the previous paragraphs and Table 6, Asset Quality by Portfolio, provides various asset statistics based on FHN’s internal loan classification.

Table 5 — Asset Quality Information

Three months ended June 30
(Dollars in thousands)	2009	2008

Allowance for loan losses:
Beginning balance on March 31	$940,932	$483,203
Provision for loan losses	260,000	220,000
Divestitures/acquisitions/transfers	—	(382)
Charge-offs	(250,330)	(131,385)
Recoveries	10,880	3,713

Ending balance on June 30	$961,482	$575,149

Reserve for off-balance sheet commitments	22,823	22,303
Total allowance for loan losses and reserve for off-balance sheet commitments	$984,305	$597,452

June 30
Nonperforming Assets by Segment	2009	2008

Regional Banking:
Nonperforming loans	$213,201	$115,264
Foreclosed real estate	29,410	37,594

Total Regional Banking	242,611	152,858

Capital Markets:
Nonperforming loans	70,994	41,527
Foreclosed real estate	596	600

Total Capital Markets	71,590	42,127

National Specialty Lending:
Nonperforming loans	764,672	582,523
Foreclosed real estate	50,386	45,384

Total National Specialty Lending	815,058	627,907

Mortgage Banking:
Nonperforming loans including held for sale (a)	78,090	30,704
Foreclosed real estate	25,728	22,542

Total Mortgage Banking	103,818	53,246

Total nonperforming assets	$1,233,077	$876,138

Total loans, net of unearned income	$19,585,827	$22,225,232
Insured loans	(466,455)	(739,276)

Loans excluding insured loans	$19,119,372	$21,485,956

Foreclosed real estate from GNMA loans	10,464	$35,737
Potential problem assets (b)	1,492,740	655,610
Loans 30 to 89 days past due	334,999	346,556
Loans 30 to 89 days past due — guaranteed portion (c)	38	138
Loans 90 days past due	143,711	90,678
Loans 90 days past due — guaranteed portion (c)	276	188
Loans held for sale 30 to 89 days past due	42,402	53,666
Loans held for sale 30 to 89 days past due — guaranteed portion (c)	42,402	53,666
Loans held for sale 90 days past due	38,757	66,599
Loans held for sale 90 days past due — guaranteed portion (c)	36,102	64,508
Off-balance sheet commitments (d)	$5,882,186	$6,444,427

Allowance to total loans	4.91%	2.59%
Allowance to nonperforming loans in the loan portfolio	0.87	x	0.76	x
Allowance to loans excluding insured loans	5.03%	2.68%
Allowance to annualized net charge-offs	1.00	x	1.13	x
Nonperforming assets to loans and foreclosed real estate (e)	6.15%	3.88%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	5.64%	3.42%
Total commercial net charge-offs (f)	3.96%	1.73%
Retail real estate net charge-offs (f)	5.61%	2.94%
Other retail net charge-offs (f)	6.99%	4.19%
Credit card receivables net charge-offs (f)	6.54%	5.63%
Total net charge-offs to average loans (f)	4.77%	2.35%

(a)	Second quarter 2009 and 2008 includes $55,425 and $20,788 of loans held-to-maturity, respectively.

(b)	Includes 90 days past due loans.

(c)	Guaranteed loans include FHA, VA, student and GNMA loans repurchased through the GNMA repurchase program.

(d)	Amount of off-balance sheet commitments for which a reserve has been provided.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

(f)	Net charge-off ratios are calculated based on average loans, net of unearned income. .

Table 6 — Asset Quality by Portfolio

	June 30
	2009		2008

Key Portfolio Details
Commercial (C&I & Other)
Period-end loans ($ millions)	$7,381		$7,721

30+ Delinq. % (a)	.82%		1.46%
NPL %	1.52%		1.20%
Charge-offs % (qtr. annualized)	1.43%		.84%

Allowance / Loans %	3.40%		1.90%
Allowance / Charge-offs	2.35	x	2.46	x

Income CRE (Income-producing Commercial Real Estate)
Period-end loans ($ millions)	$1,871		$2,039

30+ Delinq. % (a)	2.82%		1.43%
NPL %	8.67%		3.54%
Charge-offs % (qtr. annualized)	6.40%		.63%

Allowance / Loans %	5.77%		2.89%
Allowance / Charge-offs	0.87	x	4.82	x

Residential CRE (Homebuilder and Condominium Construction)
Period-end loans ($ millions)	$986		$1,739

30+ Delinq. % (a)	5.29%		6.36%
NPL %	39.44%		16.65%
Charge-offs % (qtr. annualized)	17.22%		6.23%

Allowance / Loans %	9.87%		5.26%
Allowance / Charge-offs	.53	x	.76	x

Consumer Real Estate (Home Equity Installment and HELOC)
Period-end loans ($ millions)	$7,356		$7,909

30+ Delinq. % (a)	2.12%		1.27%
NPL %	.08%		.09%
Charge-offs % (qtr. annualized)	3.01%		1.78%

Allowance / Loans %	3.04%		1.70%
Allowance / Charge-offs	0.99	x	.95	x

OTC (Consumer Residential Construction Loans)
Period-end loans ($ millions)	$558		$1,522

30+ Delinq. % (a)	7.90%		2.69%
NPL %	64.06%		17.61%
Charge-offs % (qtr. annualized)	30.53%		9.90%

Allowance / Loans %	29.46%		7.75%
Allowance / Charge-offs	0.80	x	.78	x

Permanent Mortgage
Period-end loans ($ millions)	$1,112		$1,004

30+ Delinq. % (a)	9.44%		6.36%
NPL %	6.97%		3.04%
Charge-offs % (qtr. annualized)	7.97%		1.15%

Allowance / Loans %	8.85%		1.24%
Allowance / Charge-offs	1.08	x	1.12	x

Credit Card and Other
Period-end loans ($ millions)	$323		$291

30+ Delinq. % (a)	2.08%		2.11%
NPL %	—		—
Charge-offs % (qtr. annualized)	6.57%		3.29%

Allowance / Loans %	5.91%		5.43%
Allowance / Charge-offs	0.90	x	1.45	x

Loans are expressed net of unearned income. All data is based on internal loan classification.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

STATEMENT OF CONDITION REVIEW
EARNING ASSETS
Earning assets consists of loans, investment securities, trading securities, loans held for sale, and other earning assets. Earning assets averaged $26.2 billion and $31.8 billion in the second quarter 2009 and second quarter 2008, respectively.
Loans
Average loans were $20.1 billion in the second quarter 2009 compared to $21.7 billion in the second quarter 2008, a decline of 7 percent. The decrease was primarily driven by declines in both commercial and consumer construction portfolios as FHN discontinued loan origination through its national construction lending channel. Average commercial real estate construction declined 41 percent, or $1.0 billion, and consumer real estate construction loan portfolios declined by 60 percent, or $1.0 billion, from the second quarter 2008. Partially offsetting the declines were slight increases in C&I loans as approximately $.3 billion of small issuer trust preferred loans, net of a lower of cost or market value (LOCOM) adjustment, were transferred from held for sale to the loan portfolio in second quarter 2008. Average loans represented 77 percent of average earning assets in second quarter 2009 and 68 percent in second quarter 2008. Additional loan information is provided in Table 7 — Average Loans and Note 4 — Loans.
The commercial and consumer construction and national home equity portfolios are expected to continue to contract in 2009 due to conditions in the housing market and FHN’s strategic goal to reduce real estate concentrations in general. It is expected that average loans will continue to decline in the near-term due to limited loan demand and as the national portfolios continue to wind-down.
Table 7 — Average Loans

	Three months ended June 30
		Percent	Percent		Percent
(Dollars in millions)	2009	of Total	Change	2008	of Total

Commercial:
Commercial, financial and industrial	$7,506.8	37%	4.1%	$7,212.9	33%
Real estate commercial (a)	1,542.1	8	10.1	1,401.3	7
Real estate construction (b)	1,455.6	7	(41.4)	2,481.7	11

Total commercial	10,504.5	52	(5.3)	11,095.9	51

Retail:
Real estate residential (c)	7,907.7	39	.4	7,878.8	36
Real estate construction (d)	672.0	3	(59.7)	1,666.0	8
Other retail	131.3	1	(5.0)	138.2	1
Credit card receivables	184.2	1	(5.0)	193.9	1
Real estate loans pledged against other collateralized borrowings (e)	693.6	4	(5.7)	735.8	3

Total retail	9,588.8	48	(9.7)	10,612.7	49

Total loans, net of unearned	$20,093.3	100%	(7.4)%	$21,708.6	100%

(a)	Includes nonconstruction income property loans and land loans not involving development.

(b)	Includes homebuilder, condominium, and income property construction and land development loans.

(c)	Includes home equity lines of credit (average for second quarter 2009 and 2008 — $3.8 billion and $3.7 billion, respectively).

(d)	Includes one-time close product.

(e)	Includes on-balance sheet securitizations of home equity loans.
Loans Held for Sale / Loans Held for Sale — Divestiture
Loans held for sale consists of the mortgage warehouse, student, small business, and home equity loans. During second quarter 2009 loans held for sale averaged $622.8 million, a decrease of 84 percent, or $3.2 billion from second quarter 2008. The majority of the decrease relates to the mortgage warehouse which contracted by $2.8 billion as a result of the sale of the national mortgage origination platform to MetLife in third quarter 2008. Small issuer trust preferred loans decreased by $.3 billion as the loans, net of LOCOM, were moved to the portfolio during 2008. Loans held for sale — divestiture decreased $.2 billion as FHN completed the FH bank divestitures in second quarter 2008.
Other Earning Assets
Trading securities decreased from $2.0 billion in 2008 to $1.1 billion in 2009 primarily as a result of capital markets’ continued efforts to manage trading portfolio levels and also due to current market conditions. Additionally federal funds sold and securities repurchase agreements decreased $.6 billion from $1.3 billion in the second quarter 2008. Average federal funds sold declined as result of a reduction in short-term lending to correspondent banks and securities repurchase agreements declined consistent with capital markets’ trading portfolio. Interest-bearing cash increased $.7 billion as Federal Reserve deposits converted to interest-bearing accounts in the fourth quarter 2008.
Deposits/Other Sources of Funds
During the second quarter 2009, core deposits decreased 3 percent or $.4 billion and averaged $12.8 billion as custodial deposits were transferred due to servicing sales through the MetLife sale and other bulk sales occurring in 2008 and 2009. Additionally, increased competition for deposits in the marketplace has also affected the decline. Average short-term purchased funds decreased to $7.9 billion in the second quarter 2009 from $12.1 billion in the second quarter 2008 driven by a $2.6 billion decline in Federal Home Loan Bank borrowings primarily as a result of the contracting balance sheet. Federal fund borrowings declined by $.1 billion as lending among financial institutions tightened and also due to a reduced need for short-term funding. Average long-term borrowings decreased by $3.0 billion consistent with balance sheet contraction as long term bank notes matured or were repurchased and extendable notes were not renewed.
Financial Summary (Comparison of first six months of 2009 to first six months of 2008)
FHN reported a net loss available to common shareholders of $206.0 million or $.97 per diluted share for the six months ended June 30, 2009. The net loss available to common shareholders was $11.2 million or $.07 per diluted share in 2008. For the six months ended June 30, 2009, return on average common equity and return on average assets were negative 17.11 percent and negative 1.16 percent, respectively. Return on average common equity and return on average assets were negative .95 percent and negative .02 percent for the six months ended June 30, 2008.
For the first six months of 2009, total revenues were $1.1 billion; a decrease of 17 percent compared to $1.3 billion for the six months ended 2008. Net interest income declined $71.3 million to $395.7 million primarily as average earning assets declined $5.4 billion from 2008. Noninterest income for the first six months of 2009 decreased to $700.1 million from $848.1 million in 2008.
Capital markets noninterest income increased by 58 percent to $401.7 million for the first half of 2009 from $253.8 million a year ago due to increased demand for fixed income securities resulting from market volatility and illiquidity in the first half of 2009. A $36.2 million LOCOM adjustment taken on the trust preferred warehouse in 2008 also contributed to the year over year increase in capital markets noninterest income. These loans were transferred to the loan portfolio in the second quarter 2008.
Loan sale and securitization income increased from a loss of $11.1 million for the six months ended June 30, 2008, to a gain of $1.5 million in 2009. A decline in residual values from prior consumer loan securitizations of $9.4 million negatively impacted loan sale and securitization income in 2008.
Mortgage banking income was $131.2 million for the six months ended June 30, 2009, compared to $331.1 million for six months ended June 30, 2008. In the third quarter 2008, FHN sold the national mortgage origination and servicing platform to MetLife. As a result, origination and servicing income is significantly lower in 2009 when compared to the first half of 2008.

Origination income decreased to $13.2 million for the six months ended June 30, 2009 from $218.2 million. In 2009, origination income primarily includes origination activity related to the regional banking footprint and fair value adjustments on the remaining warehouse. In the first half of 2009, income from origination activity within the regional banking footprint was $14.1 million and a negative unhedged fair adjustment of the remaining mortgage warehouse was approximately $8 million.
Servicing income increased to $116.8 million in the first half of 2009 from $112.3 million despite a 55 percent decrease in the servicing portfolio. The increase is primarily related to net hedging gains experienced in 2009 as a result of wider spreads between swap and mortgage rates due to positive convexity in the first quarter 2009. The change in MSR value due to runoff declined to $37.0 million in 2009 from $74.5 million in 2008.
The net securities loss in 2009 was $.3 million compared to a net $65.0 million gain in 2008. The net securities gain in 2008 was due to the redemption of shares in connection with Visa Inc.’s initial public offering. Other noninterest income declined $29.8 million to $57.2 million in 2009 and was affected by debt repurchase gains of $12.6 million that occurred in 2008, an increase in charges related to consumer lending repurchase reserves, and a decrease in the earnings rate of BOLI.
Provision expense for loan losses increased by $100.0 million for the six months ended June 30, 2009, from $460.0 million in the first half of 2008 reflecting deterioration primarily in the national commercial and consumer construction lending, national home equity, and C&I portfolios.
Noninterest expense decreased to $829.3 million for the six months ended June 30, 2009, from $897.2 million in 2008, primarily due to a decline of $116.4 million in personnel costs. In the first half of 2009, personnel expense was $448.2 million compared to $564.5 million in the first half of 2008 driven by mortgage banking headcount reduction from the sale of the national mortgage and servicing platforms to MetLife which was partially negated by an increase in capital market’s production. Severance costs included in restructuring, repositioning, and efficiency initiatives declined by $9.7 million from the prior year.
Noninterest expense charges related to restructuring, repositioning and efficiency initiatives (excluding personnel costs) were down $20.3 million for the six months ended June 30, 2009 from $20.7 million in 2008. Occupancy, equipment rental and depreciation, and other operational costs decreased from 2008 as a result of the sale of national mortgage origination and servicing platforms to MetLife.
Partially offsetting the decreases noted above was an increase of $104.6 million in other expenses. This increase is a result of a combination of various items. Provision for mortgage banking foreclosure and repurchases related to legacy origination increased from the prior year as well as losses on OREO valuation adjustments and dispositions. FDIC premiums were up $22.8 million in the first half of 2009 primarily as a result of the 2009 special assessment. All other expenses increased by $45.1 million for the six months ended June 30, 2009 compared to June 30, 2008. The increase in other expense was affected by the $30.0 million reversal of the contingent liability for certain Visa legal matters in 2008, charges related to the increase in PMI reinsurance reserves in 2009, and an increase in processing costs related to the regional banking mortgage origination business in 2009.
Income taxes for the six months ended June 30, 2009 were primarily affected by the effective tax rate as well as permanent tax credits. The tax rate for the first half of 2008 cannot be compared to that of 2009 due to the level of pre-tax income. The first half of 2008 was positively impacted by favorable state tax settlements.
BUSINESS LINE REVIEW
Regional Banking
Total revenues for the six-month period were $406.2 million, a decrease of 6 percent from $430.7 million in 2008. Net interest income decreased slightly to $248.5 million in the first half of 2009 from $250.8 million in 2008. Noninterest income decreased $22.2 million to $157.7 million during the first six months of 2009. Total service charges declined $9.0 million from lower consumer NSF fees as trust fees declined $3.6 million consistent with the decline in the market value of managed assets. Annuity fees, insurance premiums, and other miscellaneous income contributed to the decline.

Provision expense for loan losses decreased $15.9 million in 2009 from $164.7 million in 2008 reflecting proactive recognition and management of problem assets. Noninterest expense increased to $336.7 million in 2009 compared to $292.9 million in 2008. The increase is primarily a result of expenses including higher FDIC premiums, including the 2009 special assessment, increased credit and technology-related costs, and an adjustment related to employee life insurance benefits.
Capital Markets
Total revenues for 2009 increased to $455.2 million compared to $297.8 million for the first half of 2008. Net interest income was $48.9 million in 2008, an increase of 25 percent from 2008. The increase in net interest income is largely due to higher spreads on the correspondent banking loan portfolio.
Fixed income revenue increased to $367.1 million in 2009 from $257.2 million in 2008 as production increased reflecting the benefits of Capital Markets’ extensive distribution network combined with continued market volatility and illiquidity during the first half of 2009. Other revenue increased to $39.2 million from $1.3 million in 2008 as the prior year included a $36.2 million LOCOM negative adjustment on the trust preferred warehouse. Provision for loan losses was $35.1 million in 2009 compared to $33.6 million in 2008 reflecting incremental deterioration in the trust preferred portfolio and correspondent banking loans. Noninterest expense was $266.4 million, an increase of $49.6 million from $216.8 million in 2008. The increase is primarily driven by increased production in the first half of 2009 which was partially mitigated in 2009 by a reduced rate of incentive provisioning.
National Specialty Lending
Total revenues for the six months ended June 30, 2009, were $49.0 million compared to $93.6 million in 2008. Net interest income was $64.7 million in 2009 compared to $107.7 million in 2008. The decline in net interest income is primarily due to an increase in nonaccrual loans and the wind-down of the national origination business. Provision for loan losses increased to $364.9 million in 2009 compared to $257.5 million in 2008, reflecting continued deterioration in the national construction and consumer lending portfolios.
Noninterest income was a loss of $15.7 million for 2009 compared to a loss of $14.0 million in 2008. The first half of 2009 reflected increased charges related to higher estimated repurchase activity from prior consumer loan sales. Repurchase costs were lower in 2008 but the prior year reflected a negative fair value adjustment to the residual interests retained from prior consumer loan sales. Noninterest expense rose to $72.9 million in 2009 compared to $56.0 million in 2008. Noninterest expense declines related to the wind-down of operations were more than offset by increased foreclosure losses and rising costs to manage and resolve problem assets.
Mortgage Banking
Total revenues for the six months ended June 30, 2008, were $162.2 million compared to $420.1 million in 2008. Net interest income was down $46.6 million to $21.8 million consistent with the decline in the size of the mortgage warehouse. Noninterest income was $140.4 million in 2009 compared to $351.7 million in 2008 principally from decreased origination income. Provision for loan losses increased to $11.1 million in 2009 compared to $4.2 million in 2008 reflecting deterioration of permanent mortgages in the portfolio.
Origination income was $13.2 million for the six months ended June 30, 2009, a decrease from $218.2 million. In 2009, origination income primarily includes origination activity related to the regional banking footprint and fair value adjustments on the remaining warehouse. In the first half of 2009, income from origination activity within the regional banking footprint was $14.1 million and unhedged negative fair value adjustments to the remaining mortgage warehouse were approximately $8 million.
Servicing income increased to $116.8 million in the first half of 2009 from $112.3 million despite a 55 percent decrease in the servicing portfolio. The increase is primarily related to net hedging gains experienced in 2009 as a result of wider spreads between swap and mortgage rates due to positive convexity in the first quarter 2009. The change in MSR value due to runoff declined to $37.0 million in 2009 from $74.5 million in 2008.
Noninterest expense in 2009 was $111.0 million compared to $299.2 million for the six months ended June 30, 2008. Nearly all noninterest expense categories decreased as a result of the sale of national mortgage origination and servicing platforms in 2008. The exceptions were increased foreclosure and repurchase provision related to legacy origination, a rise in charges to increase the reserve related to PMI reinsurance contracts, and an increase in contract employment expenses to facilitate transition of remaining operational tasks after the sale to MetLife.
Corporate
Total revenues for the six months ended June 30, 2009, were $23.3 million compared to $72.9 million in 2008, primarily a result of the Visa securities gain in the prior year. Net interest income for 2009 was $11.8 million, a $10.9 million increase over 2008. The increase in net interest income is primarily a result of a decrease in funding costs.
Noninterest income decreased to $11.5 million in 2009 compared to $72.0 million in 2008. The decline in noninterest income was primarily driven by a $65.9 million security gain related to Visa Inc.’s initial public offering in 2008. Additionally, restructuring charges reflected in noninterest income declined $12.3 million in 2009 and deferred compensation income increased $7.5 million compared to 2008. The increase in deferred compensation income is mirrored by an increase in deferred compensation expense noted below. Partially balancing this increase in noninterest income was a year over year decline of $12.6 million related to debt repurchase gains recognized in 2008 and a decrease in the earnings rate of BOLI.
Noninterest expense increased to $42.3 million in the first six months of 2009 compared to $32.3 million in the first half of 2008. Charges recorded in noninterest expense related to restructuring, repositioning, and efficiency initiatives decreased $30.0 million to $3.9 million in 2009 compared to $33.9 million in the first half of 2008. The first half of 2008 included a $30.0 million reversal of a portion of the contingent liability previously established for certain Visa legal matters while 2009 included an increase in deferred compensation expense.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets.
Average equity increased to $3.4 billion in the second quarter 2009 from $2.8 billion in the second quarter 2008. Period-end equity was $3.4 billion on June 30, 2009, an increase of 13 percent from second quarter 2008. The increase is primarily a result of FHN’s participation in the UST’s Capital Purchase Program (CPP) that generated $866.5 billion of proceeds through the issuance of preferred stock and a common stock warrant. To a lesser extent, the common stock issuance which closed in May 2008 also contributed to the increase in average equity. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal, regulatory, and CPP constraints.

Table 8 — Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs

2009
April 1 to April 30	22	11.41	22	39,083
May 1 to May 31	*	10.04	*	39,083
June 1 to June 30	—	NA	—	39,083

Total	22	$11.41	22

*	Amount is less than 500 shares
Compensation Plan Programs:
•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The authority has been increased to reflect the stock dividends distributed through April 1, 2009. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On June 30, 2009, the maximum number of shares that may be purchased under the program was 31.0 million shares.
Other Programs:
•	On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010. The authority has been increased to reflect the stock dividends distributed through April 1, 2009. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory constraints. This authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated. On June 30, 2009, the maximum number of shares that may be purchased under the program was 8.1 million shares. Until the third anniversary of the sale of the preferred shares issued in the CPP, FHN may not repurchase common or other equity shares (subject to certain limited exceptions) without the UST’s approval.
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of June 30, 2009, and June 30, 2008, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7 — Regulatory Capital.
RISK MANAGEMENT
FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the Chief Executive Officer and other executive officers of FHN. The Chief Risk Officer oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Credit Risk Management Committee, Asset/Liability Committee (ALCO), Capital Management Committee, Compliance Risk Committee, Operational Risk Committee, and the Executive Program Governance Forum. The Chief Credit Officer, Executive Vice President Funds Management and Corporate Treasurer (chairs both ALCO and Capital Management Committee), Senior Vice President Corporate Compliance, Chief Risk Officer,

and Executive Vice President and Chief Information Officer chair these committees respectively. Reports regarding Credit, Asset/Liability Management, Market Risk, Capital Management, Compliance, and Operational Risks are provided to the Credit Policy and Executive Committee, and/or Audit Committee of the Board and to the full Board.
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
The Compensation Committee, Chief Risk Officer, and Chief Credit Officer will convene periodically, as required by the U.S. Treasury’s Troubled Asset Relief Program (TARP), to review and assess key business risks and the relation of those risks to compensation plans across the company. The TARP rules recently changed, and the first of such meetings is expected to occur in the third quarter of 2009. A somewhat similar meeting, limited to the compensation plans of certain executives, took place in January under prior rules.
MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
Given the significant current uncertainties that exist within the housing and credit markets, it is anticipated that 2009 will continue to be challenging for FHN. While the ongoing reduction of mortgage banking operations is expected to significantly decrease sensitivity to market pricing uncertainty, FHN will continue to be affected by market factors as it addresses the remaining mortgage loan warehouse and attempts to reduce the remaining servicing portfolio. Despite the significant reduction of mortgage banking operations, the current economic downturn could increase borrower defaults resulting in elevated loan loss provision, loan repurchase obligations and losses related to private mortgage insurance contracts. As difficulties in the credit markets persist, FHN will continue to adapt its liquidity management strategies. Further deterioration of general economic conditions could result in increased credit costs depending on the length and depth of this market cycle.
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

Lastly, a steepening yield curve generally has a positive impact on the demand for fixed income securities and, therefore, Capital Markets’ revenue. Generally, the effects of a steepening yield curve on FHN’s consolidated pre-tax income are positive, especially when driven by falling short term rates, benefiting Capital Markets’ and Mortgage Banking’s results.
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
LIQUIDITY MANAGEMENT
ALCO focuses on the funding of assets with liabilities of the appropriate duration, while mitigating the risk of not meeting unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors, and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Reserve Banks, including access to Federal Reserve Bank programs such as the Term Auction Facility (TAF), the Federal Home Loan Bank (FHLB), availability to the overnight and term Federal Funds markets, and dealer and commercial customer repurchase agreements.
Core deposits are a significant source of funding and have been a stable source of liquidity for banks. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits were temporarily increased to $250 thousand per account owner through 2013. Total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 140 percent in second quarter 2009 and 167 percent in second quarter 2008. Should loan growth exceed core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position. The ratio is expected to continue to decline as the national loan portfolios decrease.
In 2005, FTBNA established a bank note program providing additional liquidity of $5.0 billion. On June 30, 2009, $1.0 billion was outstanding through the bank note program with $.1 billion scheduled to mature in the second half of 2009. During 2008 and continuing into 2009, market and other conditions have been such that FTBNA has not been able to utilize the bank note program, and instead has obtained less credit sensitive sources of funding including secured sources such as the TAF program. FTBNA expects that its inability to use the bank note program will continue for some time, and cannot predict when that inability will end.
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
Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $385 million at June 30, 2009. Earnings (or losses) and dividends declared during 2009 will change the amount available during 2009 until December 31.
FTBNA has requested approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in October 2009. FTBNA has not requested approval to pay common dividends to its sole common stockholder, FHN. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether or not to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity and other needs. Under the terms of the CPP, FHN is not permitted to increase its cash common dividend rate for a period of three years from the date of issuance without permission of the Treasury. At the time of the preferred share and common stock warrant issuance, FHN did not pay a common cash dividend.
On July 21, 2009, the Board declared a dividend in shares of common stock at a rate of 1.5901% to be distributed on October 1, 2009 to shareholders of record on September 11, 2009. The Board currently intends to reinstate a cash dividend at an appropriate and prudent level once earnings and other conditions improve sufficiently, consistent with legal, regulatory, CPP, and other constraints. The Board has also approved the payment of the 5% (annualized) dividend on the CPP preferred payable on August 17, 2009.
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2009, and 2008. In 2009, positive cash flows from investing and operating activities was exceeded by negative cash flows from financing activities, primarily as a result of deceases in long-term debt and short-term borrowing balances. The decline in long-term debt and short-term borrowings is primarily a result of the contracting balance sheet. For 2009, net cash provided by investing and operating activities were $1.0 billion, and $.4 billion, respectively, which were partially offset by $1.8 billion negative cash flows from financing activities.
Positive cash flows from investing activities was primarily affected by a $1.2 billion decrease in loans, and was partially offset by cash used through an increase in interest-bearing cash. The significant decrease in loans is attributable to the wind-down of the national construction and consumer portfolio. Cash provided by operating activities was $.4 billion and was primarily driven by an increase in provision for loan losses and decreases in capital markets receivables and derivatives. Cash used by financing activities was $1.8 billion as cash flows from short-term borrowings decreased by $1.1 billion but was primarily offset by a $.7 billion increase in deposits. Funding from long-term debt decreased by $1.5 billion as bank notes matured consistent with balance sheet contraction.
In second quarter 2008, negative cash flows from financing activities and investing activities exceed cash provided by operating activities, driven by a $1.7 billion decline in wholesale deposits. Cash flows from operating activities were $.9 billion primarily due to a decline in loans held for sale and an increase in loan loss provision.

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
FHN’s use of government agencies as an efficient outlet for mortgage loan production was an essential source of liquidity for FHN and other participants in the housing industry in recent years. The use of origination and subsequent sale or securitization of these loans to government agencies has significantly declined due to FHN’s sale of national mortgage origination offices in third quarter 2008. During second quarter 2009 and second quarter 2008, approximately $22.2 million and $6.9 billion, respectively, of conventional and federally insured mortgage loans were securitized and sold by FHN through these investors.
Historically, certain of FHN’s originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC did not conform to the requirements for sale or securitization through government agencies. FHN pooled and securitized these non-conforming loans in proprietary transactions. After securitization and sale, these loans were not reflected on the Consolidated Condensed Statements of Condition. These transactions, which were conducted through single-purpose business trusts, were an efficient way for FHN to monetize these assets. On June 30, 2009 and 2008, the outstanding principal amount of loans in these off-balance sheet business trusts was $20.3 billion and $23.9 billion, respectively. FHN has substantially reduced its origination of these loans in response to disruptions in the credit markets and did not execute a securitization of these loans in 2008 and through the second quarter of 2009. Given the historical significance of FHN’s origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans was an important source of liquidity to FHN. See Note 13 — Loan Sales and Securitizations for additional information.
FHN has also sold HELOC and second-lien mortgages without recourse through whole loan sales. On June 30, 2009, the outstanding principal balance of these loans was $1.0 billion and $1.7 billion, respectively. On June 30, 2008, the outstanding principal balance of these HELOC and second-lien mortgages was $1.1 billion and $2.1 billion, respectively. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans for which there is a breach of warranties provided to the buyers. As of June 30, 2009, FHN has recognized a liability of $24.4 million related to these repurchase obligations.
A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. No new reinsurance arrangements have been initiated after 2008. As of June 30, 2009, FHN has reserved $60.8 million for its estimated liability under the reinsurance arrangements. As of June 30, 2009, in accordance with the terms of the contracts with the primary insurers, FHN has placed $59.2 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements.
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
CAPITAL MANAGEMENT
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets. Management has a Capital Management committee, chaired by the Executive Vice President Funds Management and Corporate Treasurer, that is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. The committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The committee also recommends capital management policies, which are submitted for approval to the Enterprise-wide Risk/Return Management Committee and the Board.
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
FHN has a significant concentration of loans secured by residential real estate (51 percent of total loans) primarily in three portfolios. The retail real estate residential portfolio including real estate loans pledged against other collateralized borrowings (43 percent of total loans) was primarily comprised of home equity lines and loans. While this portfolio has been stressed by the downturn in the housing market and rising unemployment, it contains loans extended to strong borrowers with high credit scores and is geographically diversified. The OTC portfolio (3 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing. The Residential CRE portfolio (5 percent of total loans) has also been negatively impacted by the housing industry downturn as builder liquidity has been severely stressed.
As of June 30, 2009, FHN had trust preferred loans to banks and insurance related businesses totaling $.5 billion (2 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced some stress during the economic downturn.
On June 30, 2009, FHN did not have any concentrations of Commercial, Financial, and Industrial loans in any single industry of 10 percent or more of total loans.
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
FHN’s methodology for estimating the ALLL is not only critical to the accounting estimate, but to the credit risk management function as well. Key components of the estimation process are as follows: (1) commercial loans determined by management to be individually impaired loans are evaluated individually and specific reserves are determined based on the difference between the outstanding loan amount and the estimated net realizable value of the collateral (if collateral dependent) or the present value of expected future cash flows; (2) individual commercial loans not considered to be individually impaired are segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) reserve rates for the commercial segment are calculated based on historical net charge-offs and are subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends); (4) management’s estimate of probable incurred losses reflects the reserve rate applied against the balance of loans in the commercial segment of the loan portfolio; (5) retail loans are segmented based on loan type; (6) reserve amounts for each retail portfolio segment are calculated using analytical models based on net loss experience and are subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends); and (7) the reserve amount for each retail portfolio segment reflects management’s estimate of probable incurred losses in the retail segment of the loan portfolio.
Given the substantial instability in the current housing market and significant deterioration experienced in the commercial, OTC and home equity portfolios, FHN proactively reviews and analyzes these portfolios to more promptly identify and resolve problem loans.
For commercial loans, reserves are established using historical net loss factors by grade level, loan product, and business segment. Relationship managers risk rate each loan using grades that reflect both the probability of default and estimated loss severity in the event of default. Portfolio reviews are conducted to provide independent oversight of risk grading decisions for larger credits. Loans with emerging weaknesses receive increased oversight through our “Watch List” process. For new “Watch List” loans, senior credit management reviews risk grade appropriateness and action plans. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers. This oversight is intended to bring consistent grading and allow timely identification of loans that need to be further downgraded or placed on nonaccrual status. When a loan becomes classified, the asset generally transfers to the specialists in our Loan Rehab and Recovery group where the accounts receive more detailed monitoring; at this time, new appraisals are typically ordered for real estate collateral dependent credits. Loans are placed on non-accrual if it becomes evident that full collection of principal and interest is at risk or if the loans become 90 days or more past due.
Generally, classified commercial non-accrual loans over $1 million are deemed to be impaired in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” and are assessed for impairment measurement. For impaired assets viewed as collateral dependent, fair value estimates are obtained from a recently received and reviewed appraisal. Appraised values are adjusted down for costs associated with asset disposal and for our estimate of any further deterioration in values since the most recent appraisal. Upon the determination of impairment, FHN charges off the full difference between book value and our best estimate of the asset’s net realizable value. As of June 30, 2009, the total amount of SFAS No. 114 commercial loans was $547.7 million; $522.2 million of these loans are carried at NRV and do not carry reserves.
For OTC real estate construction loans, reserve levels are established based on portfolio modeling and regular portfolio reviews. OTC loans that reach 90 days past due are placed on nonaccrual. A new appraisal is ordered for loans that reach 90 days past due or are classified as substandard during the regular portfolio review. Loans are initially written down to current appraised value. Periodically, loans are assessed for further charge down.
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
FHN believes that the critical assumptions underlying the accounting estimate made by management include: (1) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (2) borrower specific information made available to FHN is current and accurate; (3) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (4) known significant loss events that have occurred were considered by management at the time of assessing the adequacy of the ALLL; (5) the adjustments for economic conditions utilized in the allowance for loan losses estimate are used as a measure of actual incurred losses; (6) the period of history used for historical loss factors is indicative of the current environment; and (7) the reserve rates, as well as other adjustments estimated by management for current events, trends, and conditions, utilized in the process reflect an estimate of losses that have been incurred as of the date of the financial statements.
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
MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS
When FHN sold mortgage loans in the secondary market to investors, it generally retained the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount was capitalized as MSR on the Consolidated Condensed Statements of Condition at current fair value. The changes in fair value of MSR are included as a component of Mortgage Banking — Noninterest Income on the Consolidated Condensed Statements of Income.
MSR Estimated Fair Value
In accordance with Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140,” FHN elected fair value accounting for all classes of mortgage servicing rights. The fair value of MSR typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio.
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
Table 9 — Mortgage Banking Prepayment Assumptions

	Three Months Ended
	June 30
	2009	2008

Prepayment speeds
Actual	24.9%	14.4%
Estimated*	31.4	31.5

*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.
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
FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On June 30, 2009, and 2008, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.
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
Hedging the Fair Value of MSR
FHN enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. Specifically, FHN enters into interest rate contracts (including swaps, swaptions and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. Changes in the value of the hedges are recognized as a component of net servicing income in mortgage banking noninterest income. Successful economic hedging will help minimize earnings volatility that may result from carrying MSR at fair value. Subsequent to the sale of certain mortgage banking operations to MetLife, FHN determines the fair value of the derivatives used to hedge MSR (and excess interests as discussed below) using quoted prices for identical instruments in valuing forwards and using inputs observed in active markets for similar instruments with typical inputs including the LIBOR curve, option volatility and option skew in valuing swaps and swaptions. Prior to the MetLife transaction, fair values of these derivatives were obtained through proprietary pricing models which were compared to market value quotes received from third party broker-dealers in the derivative markets.
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
Excess Interest (Interest-Only Strips) Fair Value — Residential Mortgage Loans
In certain cases, when FHN sold mortgage loans in the secondary market, it retained an interest in the mortgage loans sold primarily through excess interest. These financial assets represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees and are legally separable from the base servicing rights. Consistent with MSR, the fair value of excess interest typically rises as market interest rates increase and declines as market interest rates decrease. Additionally, similar to MSR, the market for excess interest is limited, and the precise terms of transactions involving excess interest are typically not readily available. Accordingly, FHN relies primarily on a discounted cash flow model to estimate the fair value of its excess interest.

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
In conjunction with the adoption of FSP FAS 157-4, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. Upon implementation, this change in methodology had a minimal effect on the valuation of the applicable loans. For all other loans held in the warehouse (and in prior periods for the loans converted to the discounted cash flow methodology), the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar product with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if the price is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.
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
Due to the reduced level of origination activity after the sale of national origination offices to MetLife, interest rate commitments are immaterial as of June 30, 2009. For the period ended June 30, 2008, the valuation model utilized to estimate the fair value of loan applications locked recognizes the full fair value of the ultimate loan adjusted for estimated fallout and estimated cost assumptions a market participant would use to convert the lock into a loan. The fair value of interest rate lock commitments as of June 30, 2008 was $12.5 million.
FORECLOSURE AND REPURCHASE RESERVES
As discussed above, FHN originated mortgage loans with the intent to sell those loans to GSE and other private investors in the secondary market. Certain of the mortgage loans were sold with limited or full recourse in the event of foreclosure. On June 30, 2009 and 2008, the outstanding principal balance of mortgage loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.3 billion and $3.6 billion, respectively. Additionally, on June 30, 2009 and 2008, $1.2 billion and $1.8 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances. On June 30, 2009 and 2008, $72.2 million and $92.4 million, respectively, of mortgage loans were outstanding which were serviced under full recourse arrangements.
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
Management closely monitors historical experience, borrower payment activity, current economic trends and other risk factors, and establishes a reserve for foreclosure losses for loans sold with limited recourse, loans serviced with full recourse, and loans sold with general representations and warranties, including early payment defaults. Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. On June 30, 2009 and 2008, the foreclosure reserve was $52.5 million and $38.5 million, respectively. Table 10 provides a summary of reserves for foreclosure losses for the periods ended June 30, 2009 and 2008. The servicing portfolio has decreased from $98.4 billion on June 30, 2008, to $48.6 billion on June 30, 2009, as FHN has reduced its servicing portfolio through sales through June 30, 2009, while the foreclosure reserve has experienced increases primarily due to increases in both frequency and severity of projected losses.
Table 10 — Reserves for Foreclosure and Repurchase Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2009	2008	2009	2008

Beginning balance	$37,836	$20,614	$36,956	$16,160
Provision for foreclosure and repurchase losses	29,098	15,927	37,984	21,756
Transfers*	—	6,509	—	7,361
Charge-offs	(15,126)	(4,587)	(23,280)	(7,097)
Recoveries	684	—	832	283

Ending balance	$52,492	$38,463	$52,492	$38,463

*	Primarily represents reserves established against servicing advances for which the related MSR has been legally sold. Amounts are transferred to the foreclosure reserve when the advances are delivered to the buyer but recourse to FHN remains.

Additionally, FHN has also sold HELOC and second-lien mortgages without recourse through whole loan sales. On June 30, 2009, the outstanding principal balance of these loans was $1.0 billion and $1.7 billion, respectively. On June 30, 2008, the outstanding principal balance of these HELOC and second-lien mortgages was $1.1 billion and $2.1 billion, respectively. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans for which there is a breach of warranties provided to the buyers. As of June 30, 2009, FHN has recognized a liability of $24.4 million related to these repurchase obligations.
GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in making the assessment of impairment at least annually. As of October 1, 2008, FHN engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its annual impairment assessment. The valuation utilized three separate methodologies and applied a weighted average to each in order to determine fair value for each reporting unit. The valuation as of October 1, 2008 indicated no goodwill impairment in any of the reporting units. Based on further analysis and events subsequent to the measurement date of October 1, 2008, no additional goodwill impairment was indicated as of December 31, 2008, March 31, 2009 or June 30, 2009.
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
ACCOUNTING CHANGES
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 166 modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS No. 166 also provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by FSP FAS 140-4. SFAS No. 166 is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. SFAS No. 166’s disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under FSP FAS 140-4. FHN is currently assessing the effects of adopting SFAS No. 166.
In June 2009, the FASB issued SFAS No. 167 which revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the prior quantitative-based risks and rewards test required under FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities — revised December 2003” (FIN 46-R) with a qualitative analysis. While SFAS No. 167 retains the guidance in FIN 46-R which requires a reassessment of whether an entity is a VIE only when certain triggering events occur, it adds an additional criterion which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, SFAS No. 167 requires continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. SFAS No. 167 requires separate presentation on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary. SFAS No. 167 also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by FSP FAS 140-4. SFAS No. 167 is effective for periods beginning after November 15, 2009, and requires reevaluation under its amended consolidation requirements of all QSPEs and entities currently subject to FIN 46-R as of the beginning of the first annual period that begins after November 15, 2009. If consolidation of a VIE is required upon initial adoption, the assets, liabilities, and noncontrolling interests of the VIE should be measured at their carrying amounts as if SFAS No. 167 had been applied from inception of the VIE, with any difference between the net amounts recognized and the amount of any previously recognized interests reflected as a cumulative effect adjustment to undivided profits. However, if determining the carrying amounts is not practicable, the assets, liabilities, and noncontrolling interests of the VIE may be measured at fair value. Further, if determining the carrying amounts is not practicable, and if the activities of the VIE are primarily related to securitizations or other forms of asset-backed financings and the assets of the VIE can be used only to settle obligations of the entity, then the assets and liabilities of the VIE may be measured at their unpaid principal balances. The fair value option provided under SFAS No. 159 may also be elected for financial assets and financial liabilities requiring consolidation as a result of initial adoption, provided that the election is made for all eligible financial assets and financial liabilities of the VIE. If initial application of SFAS No. 167 results in deconsolidation of a VIE, any retained interest in the VIE should be measured at its carrying value as if SFAS No. 167 had been applied from inception of the VIE. Comparative disclosures are required only for periods subsequent to initial adoption for those disclosures not previously required under FSP FAS 140-4. FHN is currently assessing the effects of adopting SFAS No. 167.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC. Under SFAS No. 168, all guidance contained in the FASB Accounting Standards Codification carries an equal level of authority, with SFAS No. 168 superseding all then-existing non-SEC accounting and reporting standards as of its effective date. SFAS No. 168 is effective for periods ending after September 15, 2009. The effect of adopting SFAS No. 168 will not be material to FHN.
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
Other Events
In third quarter 2009, FHN entered into an agreement to transfer to the original purchaser, or its designated successor servicers, servicing rights retained from certain prior second lien and HELOC loan sales. This agreement effectively caps all repurchase obligations and indemnification rights related to these loans that were previously transferred to the original purchaser.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 62-97, (b) the section entitled “Risk Management — Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2008 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 26 to the Consolidated Financial Statements included in FHN’s 2008 Annual Report to shareholders.
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
Item 4(T). Controls and Procedures
     Not applicable

Part II.
OTHER INFORMATION
Item 1A Risk Factors
The following paragraphs supplement the “Regulatory and Legal Risks” discussion in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008. These supplemental paragraphs relate principally to the third paragraph of that annual report discussion.
On June 29, 2009, the U.S. Supreme Court announced a decision in a case known as Cuomo v. Clearing House Association L.L.C. In its decision the Court determined that the Office of the Comptroller of the Currency (OCC) does not have the exclusive ability to enforce certain state and local laws applicable to certain business activities of national banks which are not pre-empted by federal law. The Supreme Court’s decision modified the position of the OCC and lower court decisions that had affirmed the OCC’s regulations regarding its visitorial power, and limited the application of a 2007 Supreme Court decision known as Watters v. Wachovia Bank N.A. which had been viewed as indirectly supportive of the OCC’s position.
It is not possible at this time to gauge what effects the Cuomo decision will have upon us. Although our regional banking business operates primarily in the state of Tennessee, we have branches in other states, we have customers in several more, and a component of our long-term strategy is possible further expansion into states that neighbor Tennessee. In addition, our capital markets business has customers and offices in many states, and our mortgage banking and national specialty lending businesses hold assets originated across the U.S.
Cuomo holds that the National Bank Act allows states to enforce non-pre-empted laws through judicial proceedings against national banks. Most states and some communities have in place various laws pertaining to lending and other business activities conducted by banks, some of which may not be pre-empted by federal law. Dealing with potential state and local enforcement activity relating to non-pre-empted laws would, at a minimum, increase the compliance costs for national banks.
Items 1, 3, and 5
As of the end of the second quarter 2009, the answers to Items 1, 3, and 5 were either inapplicable or negative, and therefore these items are omitted.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I — First Horizon National Corporation — Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 62.
Item 4 Submission of Matters to a Vote of Securities Holders
(a)	The Company’s annual meeting of shareholders was held on April 21, 2009.

(b)	Proxies for the annual meeting were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s five nominees listed in the Proxy Statement: Mark A. Emkes; D. Bryan Jordan; R. Brad Martin; Vicki R. Palmer; and William B. Sansom. All of management’s nominees were elected. Six directors continued in office: Robert B. Carter; Simon F. Cooper; James A. Haslam, III; Colin V. Reed; Michael D. Rose; and Luke Yancy III.

(c)	In addition to the election of directors, the shareholders ratified the appointment of KPMG LLP as independent auditor for the year 2009 (vote item 2 in the Proxy Statement), and approved an advisory proposal regarding executive compensation (vote item 3 in the Proxy Statement). The specific shareholder vote related to the election, approval, and ratification items is summarized below:

					Broker
Vote Item	Nominee	For	Withheld	Abstain	Nonvote
1. Election of Directors [All elected]	Mark A. Emkes	174,763,688	3,008,162	0	0
	D. Bryan Jordan	175,661,744	2,110,106	0	0
	R. Brad Martin	172,680,557	5,091,293	0	0
	Vicki R. Palmer	166,948,457	10,823,393	0	0
	William B. Sansom	172,791,973	4,979,877	0	0

					Broker
Vote Item	Auditor	For	Against	Abstain	Nonvote
2. Ratification of Auditor [Ratified]	KPMG LLP	167,692,611	11,434,432	663,638	0

Broker
Vote Item	Details	For	Against	Abstain	Nonvote
3. Advisory	Advisory proposal
Proposal on	to approve
Executive	compensation of
Compensation	certain executive
[Approved]	officers as
described in the
	Proxy Statement	170,068,920	7,399,738	2,322,023	0
(d)	Not applicable.
Item 6 Exhibits
(a)	Exhibits.

Exhibit No.	Description

3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 23, 2009.

3.2	Bylaws of First Horizon National Corporation, as amended and restated April 20, 2009, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed April 23, 2009.

4	Instruments defining the rights of security holders, including indentures.*

Exhibit No.	Description

10.1(d)**	[1995] Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008.

10.1(e)**	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008.

10.1(f)**	[1991] Bank Advisory Director Deferral Plan, as restated for amendments through December 15, 2008.

10.1(g)**	[1996] Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008.

10.1(h)**	2002 Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008.

10.2(b)**	1992 Restricted Stock Incentive Plan, as restated for amendments through December 15, 2008.

10.2(c)**	1995 Employee Stock Option Plan, as restated for amendments through December 15, 2008.

10.2(d)**	1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008.

10.2(e)**	2000 Employee Stock Option Plan, as restated for amendments through December 15, 2008.

10.2(f)**	2003 Equity Compensation Plan, as restated for amendments through December 15, 2008.

10.6(a)**	2002 Management Incentive Plan, as restated for amendments through July 14, 2008.

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 26 to the Corporation’s consolidated financial statements, contained, respectively, at pages 29-32 and pages 140-141 in the Corporation’s 2008 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 21, 2009, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.
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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: August 6, 2009	By:	/s/ William C. Losch III
		Name:	William C. Losch III
		Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 23, 2009.

3.2	Bylaws of First Horizon National Corporation, as amended and restated April 20, 2009, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed April 23, 2009.

4	Instruments defining the rights of security holders, including indentures.*

10.1(d)**	[1995] Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008.

10.1(e)**	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008.

10.1(f)**	[1991] Bank Advisory Director Deferral Plan, as restated for amendments through December 15, 2008.

10.1(g)**	[1996] Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008.

10.1(h)**	2002 Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008.

10.2(b)**	1992 Restricted Stock Incentive Plan, as restated for amendments through December 15, 2008.

10.2(c)**	1995 Employee Stock Option Plan, as restated for amendments through December 15, 2008.

10.2(d)**	1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008.

10.2(e)**	2000 Employee Stock Option Plan, as restated for amendments through December 15, 2008.

10.2(f)**	2003 Equity Compensation Plan, as restated for amendments through December 15, 2008.

10.6(a)**	2002 Management Incentive Plan, as restated for amendments through July 14, 2008.

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 26 to the Corporation’s consolidated financial statements, contained, respectively, at pages 29-32 and pages 140-141 in the Corporation’s 2008 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 21, 2009, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.
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