Form 10-Q
period 2009-09-30
FIRST HORIZON NATIONAL CORP
filed 2009-11-05
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 001-15185
CIK number: 0000036966
First Horizon National Corporation
(Exact Name of Registrant as Specified in Charter)

TN (State or Other Jurisdiction of Incorporation)	62-0803242 (IRS Employer Identification No.)

165 MADISON AVENUE
MEMPHIS, TENNESSEE	38103
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code - (901) 523-4444
(Former name or former address, if changed from last report)

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
Yes___No___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer x	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company ___
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes___No  x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2009
Common Stock, $.625 par value	218,653,769

FIRST HORIZON NATIONAL CORPORATION
INDEX

Part I. Financial Information	3

Part II. Other Information	100

Signatures	102

Exhibit Index	103
EX-10.8(b)
EX-10.8(i)
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands)(Unaudited)	2009	2008	2008

Assets:
Cash and due from banks	$328,150	$815,935	$552,423
Federal funds sold and securities purchased under agreements to resell	622,733	921,295	772,357

Total cash and cash equivalents	950,883	1,737,230	1,324,780

Interest-bearing cash	166,352	37,546	207,792
Trading securities	701,151	1,561,024	945,766
Loans held for sale	502,687	718,029	566,654
Securities available for sale (Note 3)	2,645,922	2,840,739	3,125,153
Loans, net of unearned income (Note 4)	18,524,685	21,601,898	21,278,190
Less: Allowance for loan losses	944,765	760,456	849,210

Total net loans	17,579,920	20,841,442	20,428,980

Mortgage servicing rights (Note 5)	289,282	798,491	376,844
Goodwill (Note 6)	178,381	192,408	192,408
Other intangible assets, net (Note 6)	40,498	46,887	45,082
Capital markets receivables	797,949	1,651,547	1,178,932
Premises and equipment, net	321,788	336,078	333,931
Real estate acquired by foreclosure	111,389	151,461	125,538
Other assets	2,179,650	1,891,494	2,170,120

Total assets	$26,465,852	$32,804,376	$31,021,980

Liabilities and equity:
Deposits:
Savings	$4,416,121	$4,350,832	$4,824,939
Time deposits	2,156,768	2,510,344	2,294,644
Other interest-bearing deposits	2,162,059	1,638,731	1,783,362
Certificates of deposit $100,000 and more	1,263,331	1,470,089	1,382,236

Interest-bearing	9,998,279	9,969,996	10,285,181
Noninterest-bearing	4,236,704	3,808,239	3,956,633

Total deposits	14,234,983	13,778,235	14,241,814

Federal funds purchased and securities sold under agreements to repurchase	2,267,644	1,890,681	1,751,079
Trading liabilities	415,293	380,896	359,502
Other short-term borrowings and commercial paper	1,739,202	6,149,073	4,279,689
Term borrowings	2,368,381	4,545,791	4,022,297
Other collateralized borrowings	711,087	749,797	745,363

Total long-term debt	3,079,468	5,295,588	4,767,660

Capital markets payables	542,829	1,645,118	1,115,428
Other liabilities	816,224	791,867	932,176

Total liabilities	23,095,643	29,931,458	27,447,348

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - no par value (shares authorized - 5,000,000; shares issued - series CPP 866,540 on September 30, 2009 and December 31, 2008) (Note 12)	794,630	-	782,680
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 218,653,769 on September 30, 2009; 217,503,590 on September 30, 2008; and 217,488,665 on December 31, 2008) *	136,659	125,996	128,302
Capital surplus	1,170,916	1,016,498	1,048,602
Capital surplus common stock warrant - CPP (Note 12)	83,860	-	83,860
Accumulated other comprehensive loss, net	(116,265)	(48,037)	(151,831)
Undivided profits	1,005,244	1,483,184	1,387,854

Total First Horizon National Corporation Shareholders’ Equity	3,075,044	2,577,641	3,279,467

Noncontrolling interest (Note 12)	295,165	295,277	295,165

Total equity	3,370,209	2,872,918	3,574,632

Total liabilities and equity	$26,465,852	$32,804,376	$31,021,980

  See accompanying notes to consolidated financial statements.
  Certain previously reported amounts have been reclassified to agree with current presentation.
  * Outstanding shares have been restated to reflect stock dividends distributed through October 1, 2009.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME			First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)(Unaudited)	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$184,910	$281,648	$588,338	$898,743
Interest on investment securities	33,495	38,733	110,057	118,681
Interest on loans held for sale	5,820	29,078	20,129	141,732
Interest on trading securities	11,780	27,586	41,502	93,665
Interest on other earning assets	355	6,198	1,922	22,350

Total interest income	236,360	383,243	761,948	1,275,171

Interest expense:
Interest on deposits:
Savings	7,553	17,005	31,821	60,957
Time deposits	13,980	22,443	48,493	79,216
Other interest-bearing deposits	1,316	2,849	3,280	11,573
Certificates of deposit $100,000 and more	5,809	15,184	23,236	63,552
Interest on trading liabilities	4,691	8,304	15,424	27,319
Interest on short-term borrowings	2,649	47,192	10,447	166,666
Interest on long-term debt	9,461	47,119	42,673	175,754

Total interest expense	45,459	160,096	175,374	585,037

Net interest income	190,901	223,147	586,574	690,134
Provision for loan losses	185,000	340,000	745,000	800,000

Net interest income/(expense) after provision for loan losses	5,901	(116,853)	(158,426)	(109,866)

Noninterest income:
Capital markets	129,043	86,854	514,127	320,505
Mortgage banking	59,211	106,817	190,443	437,947
Deposit transactions and cash management	41,738	45,802	122,585	135,152
Trust services and investment management	7,347	8,154	21,818	26,146
Insurance commissions	5,907	7,332	19,380	22,298
Gains/(losses) from loan sales and securitizations	2,155	3,238	3,676	(7,843)
Equity securities gains/(losses), net	65	(210)	(267)	63,833
Debt securities gains, net	-	-	-	931
Losses on divestitures	-	(17,489)	-	(18,913)
All other income and commissions	58,352	55,575	115,585	143,996

Total noninterest income	303,818	296,073	987,347	1,124,052

Adjusted gross income after provision for loan losses	309,719	179,220	828,921	1,014,186

Noninterest expense:
Employee compensation, incentives and benefits	178,734	207,423	614,301	755,433
Legal and professional fees	17,077	16,556	45,688	44,710
Occupancy	16,207	26,854	47,465	84,786
Operations services	15,392	18,881	47,439	54,454
Equipment rentals, depreciation and maintenance	8,695	12,268	25,561	45,371
Communications and courier	6,837	9,243	20,688	30,780
Amortization of intangible assets	1,445	1,802	4,590	6,424
All other expense	105,514	94,488	354,458	237,815

Total noninterest expense	349,901	387,515	1,160,190	1,259,773

Loss before income taxes	(40,182)	(208,295)	(331,269)	(245,587)
Benefit for income taxes	(15,368)	(87,824)	(136,834)	(123,088)

Loss from continuing operations	(24,814)	(120,471)	(194,435)	(122,499)
Loss from discontinued operations, net of tax	(10,200)	(1,749)	(11,156)	(3,977)

Net loss	$(35,014)	$(122,220)	$(205,591)	$(126,476)

Net income attributable to noncontrolling interest	2,969	2,875	8,563	9,780

Net loss attributable to controlling interest	$(37,983)	$(125,095)	$(214,154)	$(136,256)

Preferred stock dividends	14,876	-	44,688	-

Net loss available to common shareholders	$(52,859)	$(125,095)	$(258,842)	$(136,256)

Loss per share from continuing operations (Note 8)	$(0.20)	$(0.57)	$(1.14)	$(0.72)

Diluted loss per share from continuing operations (Note 8)	$(0.20)	$(0.57)	$(1.14)	$(0.72)

Loss per share available to common shareholders (Note 8)	$(0.24)	$(0.58)	$(1.19)	$(0.74)

Diluted loss per share available to common shareholders (Note 8)	$(0.24)	$(0.58)	$(1.19)	$(0.74)

Weighted average common shares outstanding - basic (Note 8)	217,186	217,062	217,152	182,858

Weighted average common shares outstanding - diluted (Note 8)	217,186	217,062	217,152	182,858

  See accompanying notes to consolidated condensed financial statements.
  Certain previously reported amounts have been reclassified to agree with current presentation.

 CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2009			2008
	Controlling	Noncontrolling		Controlling	Noncontrolling
(Dollars in thousands)(Unaudited)	Interest	Interest	Total	Interest	Interest	Total

Balance, January 1	$3,279,467	$295,165	$3,574,632	$2,135,596	$295,277	$2,430,873
Adjustment to reflect adoption of measurement date provisions under the Fair Value Measurements and Disclosures topic (ASC 820)	-	-	-	(12,502)	-	(12,502)
Adjustment to reflect change in accounting for split dollar life insurance arrangements (ASC 715-60)	-	-	-	(8,530)	-	(8,530)
Net income/(loss)	(214,154)	8,563	(205,591)	(136,256)	9,780	(126,476)
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Cash flow hedges	-	-	-	(6)	-	(6)
Securities available for sale	25,216	-	25,216	(2,679)	-	(2,679)
Recognized pension and other employee benefit plans net periodic benefit costs	10,350	-	10,350	2,749	-	2,749

Comprehensive income/(loss)	(178,588)	8,563	(170,025)	(136,192)	9,780	(126,412)

Preferred stock - (CPP) accretion	11,950	-	11,950	-	-	-
Preferred stock - (CPP) dividends	(44,657)	-	(44,657)	-	-	-
Cash dividends declared	-	-	-	(64,431)	-	(64,431)
Common stock issuance (69 million shares issued at $10 per share, net of offering costs)	-	-	-	659,659	-	659,659
Common stock repurchased	(388)	-	(388)	(262)	-	(262)
Common stock issued for stock options and restricted stock	1,681	-	1,681	572	-	572
Excess tax benefit (shortfall) from stock-based compensation arrangements	-	-	-	(1,531)	-	(1,531)
Stock-based compensation expense	5,359	-	5,359	5,262	-	5,262
Dividends paid to noncontrolling interest of subsidiary preferred stock	-	(8,563)	(8,563)	-	(9,780)	(9,780)
Other changes in equity	220	-	220	-	-	-

Balance, September 30	$3,075,044	$295,165	$3,370,209	$2,577,641	$295,277	$2,872,918

  See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	First Horizon National Corporation
	Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2009	2008

Operating Activities
Net loss	$(205,591)	$(126,476)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Provision for loan losses	745,000	800,000
Benefit for deferred income tax	(95,169)	(221,764)
Depreciation and amortization of premises and equipment	24,663	31,995
Amortization of intangible assets	4,590	6,424
Net other amortization and accretion	33,183	34,236
Decrease/(increase) in derivatives, net	151,077	(33,393)
Market value adjustment on mortgage servicing rights	(42,662)	63,769
Provision for foreclosure losses	94,775	10,432
Goodwill impairment	14,027	-
Loss on divestitures	-	18,913
Stock-based compensation expense	5,359	5,262
Excess tax benefit from stock-based compensation arrangements	-	1,531
Equity securities (gains)/losses, net	267	(63,833)
Debt securities gains, net	-	(931)
Gains on repurchases of debt	(12,860)	(31,515)
Net losses on disposal of fixed assets	5,907	23,795
Net (increase)/decrease in:
Trading securities	184,481	76,639
Loans held for sale	63,967	2,775,183
Capital markets receivables	380,983	(1,127,128)
Interest receivable	8,222	24,753
Other assets	(70,440)	122,709
Net increase/(decrease) in:
Capital markets payables	(572,599)	1,058,760
Interest payable	(26,255)	(38,792)
Other liabilities	(86,133)	(300,074)
Trading liabilities	55,791	(175,248)

Total adjustments	866,174	3,061,723

Net cash provided by operating activities	660,583	2,935,247

Investing Activities
Held to maturity securities:
Maturities	-	240
Available for sale securities:
Sales	42,756	104,940
Maturities	552,043	503,984
Purchases	(69,850)	(348,888)
Premises and equipment:
Purchases	(18,427)	(37,050)
Net (increase)/decrease in:
Securitization retained interests classified as trading securities	60,134	43,237
Loans	2,067,162	272,115
Interest-bearing cash	41,440	1,876
Cash payments related to divestitures	-	(20,518)

Net cash provided/(used) by investing activities	2,675,258	519,936

Financing Activities
Common stock:
Exercise of stock options	3	511
Cash dividends paid	-	(64,069)
Repurchase of shares	(388)	(261)
Issuance of common shares	-	659,660
Excess tax benefit from stock-based compensation arrangements	-	(1,531)
Cash dividends paid - preferred stock - CPP	(32,616)	-
Cash dividends paid - preferred stock - noncontrolling interest	(9,803)	(11,584)
Long-term debt:
Issuance	-	25,002
Payments/Maturities	(1,484,294)	(1,354,261)
Cash paid for repurchase of debt	(151,910)	(212,260)
Net increase/(decrease) in:
Deposits	(6,807)	(2,785,070)
Short-term borrowings	(2,023,923)	(233,805)

Net cash used by financing activities	(3,709,738)	(3,977,668)

Net decrease in cash and cash equivalents	(373,897)	(522,485)

Cash and cash equivalents at beginning of period	1,324,780	2,259,715

Cash and cash equivalents at end of period	$950,883	$1,737,230

Total interest paid	201,027	621,812
Total income taxes paid	$106,886	$183,536

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
Upon adoption of the provisions of the FASB Codification update to FASB Accounting Standards Codification (ASC) 320-10-35 for the quarter ended March 31, 2009, the “intent and ability to hold to recovery” indicator was replaced for debt securities with a requirement that an entity’s management assess whether it intends to sell a security or if it is more-likely-than-not that it will be required to sell the security prior to recovery for the debt security when determining other-than-temporary impairment. Realized gains and losses for investment securities are determined by the specific identification method and reported in noninterest income. Declines in value judged to be other-than-temporary based on FHN’s analysis of the facts and circumstances related to an individual investment, including securities that FHN has the intent to sell, are also determined by the specific identification method, and reported in noninterest income. After adoption of the amendments to ASC 320-10-35, for impaired debt securities that FHN does not intend to sell and will not be required to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment recognized has been separated between the total impairment related to credit losses which is reported in noninterest income, and the impairment related to all other factors which is excluded from earnings and reported, net of tax, as a component of other comprehensive income within shareholders’ equity. Currently, FHN does not have other than temporarily impaired debt securities for which credit losses exist.
Loans Held for Sale and Securitization. In conjunction with the adoption of the provisions of the FASB Codification update to ASC 820-10, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. This change in methodology had a minimal effect on the valuation of the applicable loans. Previously, fair values of these loans were determined through reference to recent security trade prices for similar products, published third party bids or observable whole loan sale prices with adjustments for differences in loan characteristics.
Accounting Changes. Effective September 30, 2009, FHN adopted the provisions of FASB Codification Update 2009-01 which creates ASC 105, “Generally Accepted Accounting Principles”. ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC. Under ASC 105, all guidance contained in the FASB Accounting Standards Codification carries an equal level of authority, with ASC 105 superseding all non-SEC accounting and reporting standards which existed as of its effective date. The effect of adopting the provisions of ASC 105 was immaterial to

Note 1 - Financial Information (continued)
FHN. In accordance with ASC 105, all references to authoritative accounting standards have been revised to reflect their Codification citation.
Effective June 30, 2009, FHN adopted the provisions of the FASB Codification update to ASC 825-10-50, which requires disclosures about fair value of financial instruments in interim financial statements. ASC 825-10-50, as amended, requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. Comparative disclosures are required only for periods ending subsequent to initial adoption. Upon adoption of the amendments to ASC 825-10-50, FHN revised its disclosures accordingly.
Effective June 30, 2009, FHN adopted ASC 855-10 which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10-50 requires disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. An assessment of subsequent events must be performed for both interim and annual reporting periods. FHN initially applied the guidance of ASC 855-10 when assessing subsequent events through the time of the filing of the financial statements for the quarter ended June 30, 2009, and the effects of adoption were not material.
In April 2009, the FASB issued a Codification update to ASC 320-10-35 which replaces the “intent and ability to hold to recovery” indicator of other-than-temporary impairment in ASC 320-10-35 for debt securities. The updated provisions of ASC 320-10-35 specify that a debt security is considered other-than-temporarily impaired when an entity’s management intends to sell the security or that it is more-likely-than-not that the entity will be required to sell the security prior to recovery of its cost basis. ASC 320-10-35, as amended, requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and will not be required to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. ASC 320-10-35, as amended, discusses the proper interaction of its guidance with SEC Staff Accounting BulletinTopic 5M, which provides additional factors that must be considered in an other-than-temporary impairment analysis. ASC 320-10-35, as amended, also provides that in periods in which other-than-temporary impairments are recognized, the total impairment must be presented in the investor’s income statement with an offset for the amount of total impairment that is recognized in other comprehensive income. ASC 320-10-35 requires additional disclosures including a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. FHN initially applied the guidance provided in the Codification update to ASC 320-10-35 when assessing debt securities for other-than-temporary impairment as of March 31, 2009 and the effects of adoption were not material.
In April 2009, the FASB issued a Codification update to ASC 820-10 which provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, ASC 820-10 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly. ASC 820-10, as amended, requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability. The Codification update to ASC 820-10 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types. FHN initially applied the guidance provided in the Codification update to ASC 820-10 in its fair value measurements as of March 31, 2009 and the effects of adoption were not significant.
Effective January 1, 2009, FHN adopted the provisions of the Codification update to ASC 820 for existing fair value measurement requirements related to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis. The effective date for the application of ASC 820’s measurement framework to such non-financial assets and liabilities was previously delayed under transitional guidance issued by the FASB. ASC 820, as amended, establishes a hierarchy to be used in performing measurements of fair value. Additionally, the updated provisions of ASC 820 emphasize that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. ASC 820, as amended, also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The effect of adopting the updated provisions of ASC 820 for non-financial assets and liabilities which are recognized at fair value on a non-recurring basis on January 1, 2009, was not significant to FHN. Effective January 1, 2008, FHN adopted

Note 1 - Financial Information (continued)
ASC 820’s Codification update for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are remeasured at least annually. Upon the adoption of the updated provisions of ASC 820 for financial assets and liabilities as well as non-financial assets and liabilities remeasured at least annually on January 1, 2008, a negative after-tax cumulative-effect adjustment of $12.5 million was made to the opening balance of undivided profits for interest rate lock commitments which FHN previously measured under the guidance of ASC 815-10-45. The effect of the change in accounting for these interest rate lock commitments produced a $15.7 million negative effect on first quarter 2008 pre-tax earnings as the $14.2 million positive effect of delivering the loans associated with the commitments existing at the beginning of the quarter was more than offset by a negative impact of $29.9 million for commitments remaining on the balance sheet at quarter end that was previously deferred under the guidance of ASC 815-10-45 until delivery of the associated loans. Second quarter 2008 earnings were positively impacted by a net of $13.7 million as (1) FHN continued to deliver loans that had been commitments upon adoption of the amendments to ASC 820, (2) some commitments existing at March 31, 2008 were delivered as loans during the second quarter 2008 and (3) additional commitments that would have been deferred under the guidance of ASC 815-10-45 were made. Third quarter 2008 earnings were positively impacted by a net $20.8 million as (1) FHN continued to deliver loans that had been commitments upon adoption of the amendments to ASC 820, (2) some commitments existing at June 30, 2008 were delivered as loans during the third quarter 2008 and (3) additional commitments that would have been deferred under ASC 815-10-45 were made. Substantially all commitments existing at August 31, 2008 were sold to MetLife Bank, N.A (MetLife).
Effective January 1, 2009, FHN adopted the provisions of the Codification update to ASC 805 and ASC 810. ASC 805, as amended, requires that an acquirer recognize the assets acquired and liabilities assumed in a business combination, as well as any noncontrolling interest in the acquiree, at their fair values as of the acquisition date, with limited exceptions. Additionally, the updated provisions of ASC 805 provide that an acquirer cannot specify an effective date for a business combination that is separate from the acquisition date. ASC 805, as amended, also provides that acquisition-related costs which an acquirer incurs should be expensed in the period in which the costs are incurred and the services are received. ASC 810, as amended, requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under the updated provisions of ASC 810, any noncontrolling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, ASC 810, as amended, provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interests, respectively. The retrospective application of ASC 810’s presentation and disclosure requirements resulted in an increase to consolidated net income of $2.9 million for third quarter 2008, and $9.8 million for the nine months ended September 30, 2008. FHN also recognized an increase of total shareholders’ equity of $295.2 million upon adoption of the amendments to ASC 810 as a result of reclassifying the noncontrolling interest previously recognized on the Consolidated Condensed Statements of Condition as “Preferred stock of subsidiary” as a separate component of equity.
Effective January 1, 2009, FHN adopted the provisions of an additional Codification update to ASC 805 which requires that an acquirer recognize at fair value as of the acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. ASC 805, as amended, provides that if the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if information available before the end of the measurement period indicates that it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. Additionally, ASC 805, as amended, requires enhanced disclosures regarding assets and liabilities arising from contingencies which are recognized at the acquisition date of a business combination, including the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied. The adoption of the Codification update to ASC 805 had no effect on FHN’s statement of condition or results of operations.
Effective January 1, 2009, FHN adopted the provisions of the Codification update to ASC 815-10-50 which provides amendments that enhance disclosures related to derivatives accounted for in accordance with ASC 815 and reconsiders existing disclosure requirements for such derivatives and any related hedging items. The additional disclosures provided in ASC 815-10-50, as amended, are required for both interim and annual reporting periods. Upon adoption of the Codification update to ASC 815-10-50, FHN revised its disclosures accordingly.
FHN also adopted the provisions of the Codification update to ASC 860-10 as of January 1, 2009, for initial transfers of financial assets executed after such date. The Codification update amends ASC 860-10 to permit a transferor and transferee to separately account for an initial transfer of a financial asset and a related repurchase financing that are entered into contemporaneously with, or in contemplation of, one another if certain specified conditions are met at the inception of the transaction. ASC 860-10, as amended, requires that the two

Note 1 - Financial Information (continued)
transactions have a valid and distinct business or economic purpose for being entered into separately and that the repurchase financing not result in the initial transferor regaining control over the previously transferred financial asset. The effect of adopting the Codification update to ASC 860-10 was immaterial to FHN.
Effective December 31, 2008, FHN adopted the provisions of the Codification update to ASC 325 which aligns its impairment model for beneficial interests in securitized financial assets with the impairment model in ASC 320, resulting in a consistent determination of whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. Since FHN recognizes all retained interests from securitization transactions at fair value as trading securities and as all of its beneficial interests classified as available for sale securities are outside the scope of ASC 325, the effect of adopting the Codification update to ASC 325 was immaterial to FHN.
Effective December 31, 2008, FHN adopted the provisions of the Codification update to ASC 810 and ASC 860 which require additional disclosures related to transfers of financial assets as well as FHN’s involvement with variable interest entities and qualifying special purpose entities. Upon adoption of the Codification update to ASC 810 and ASC 860, FHN revised its disclosures accordingly.
Effective December 31, 2008, FHN adopted the provisions of the Codification update to ASC 815-10-50 which requires sellers of credit derivatives and similar guarantee contracts to make disclosures regarding the nature, term, fair value, potential losses and recourse provisions for those contracts. Since FHN is not a seller of credit derivatives or similar financial guarantees, the effect of adopting the Codification update to ASC 815-10-50 was immaterial to FHN.
Effective January 1, 2008, FHN adopted the provisions of the Codification update to ASC 825 which allows an irrevocable election to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under ASC 825, the fair value option may only be elected at the time of initial recognition of a financial asset or liability or upon the occurrence of certain specified events. Additionally, ASC 825 provides that application of the fair value option must be based on the fair value of an entire financial asset or liability and not selected risks inherent in those assets or liabilities. ASC 825 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. ASC 825 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. Upon adoption of the updated provisions of ASC 825, FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes. Additionally, in accordance with ASC 825’s amendment of ASC 320, FHN began prospectively classifying cash flows associated with its retained interests in securitizations recognized as trading securities within investing activities in the Consolidated Condensed Statements of Cash Flows.
Effective January 1, 2008, FHN adopted SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair ValueThrough Earnings” (SAB No. 109) prospectively for derivative loan commitments issued or modified after that date. SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under ASC 825. FHN did not elect fair value accounting for any other loan commitments under ASC 825. The prospective application of SAB No. 109 and the prospective election to recognize substantially all new mortgage loan originations at fair value under ASC 825 resulted in a positive impact of $58.1 million on first quarter 2008 pre-tax earnings. Second quarter 2008 earnings were negatively impacted by $20.9 million related to the adoption of SAB No. 109 and the updated provisions of ASC 825 as loans and commitments remaining on the balance sheet at the end of first quarter 2008 were sold. Third quarter 2008 earnings were negatively affected by $35.2 million related to the adoption of SAB No. 109 and the updated provisions of ASC 825 as remaining loans and commitments on the balance sheet were sold either as part of the transaction with MetLife Bank, N.A. or through subsequent deliveries of the mortgage warehouse.
Effective January 1, 2008, FHN adopted the provisions of the Codification update which amended ASC 820 to exclude ASC 840, “Leases”, from its scope. The adoption of the Codification update to ASC 820 had no effect on FHN’s statement of condition or results of operations.
Effective January 1, 2008, FHN adopted the provisions of the Codification update to ASC 715 which requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements. FHN recognized a decrease to undivided profits of $8.5 million, net of tax, upon adoption of the amendments to ASC 715.

Note 1 - Financial Information (continued)
Effective January 1, 2008, FHN adopted the provisions of the Codification update to ASC 815 which permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Upon adoption of the amendments to ASC 815, entities were permitted to change their previous accounting policy election to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. ASC 815, as amended, requires additional disclosures for derivatives and collateral associated with master netting arrangements, including the separate disclosure of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting arrangements as of the end of each reporting period for entities that made an accounting policy decision to not offset fair value amounts. FHN retained its previous accounting policy election to not offset fair value amounts recognized for derivative instruments under master netting arrangements upon adoption of the updated provisions of ASC 815, and has revised its disclosures accordingly.
FHN also adopted the provisions of the Codification update to ASC 815-20-25 as of January 1, 2008, for hedging relationships designated on or after such date. The updated provisions of ASC 815-20-25 explicitly permit use of the shortcut method for hedging relationships in which an interest rate swap has a nonzero fair value at inception of the hedging relationship which is attributable solely to the existence of a bid-ask spread in the entity’s principal market under ASC 820. Additionally, ASC 815-20-25, as amended, allows an entity to apply the shortcut method to a qualifying fair value hedge when the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Preexisting shortcut hedging relationships were analyzed as of the adoption date of the amendments to ASC 815-20-25 to determine whether they complied with the revised shortcut criteria at their inception or should be dedesignated prospectively. The adoption of the updated provisions of ASC 815-20-25 had no effect on FHN’s financial position or results of operations as all of FHN’s preexisting hedging relationships met the requirements of ASC 815-20-25, as amended, at their inception.
Accounting Changes Issued but Not Currently Effective. In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 09-05). ASU 09-05 updates ASC 820 to clarify that a quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement for that liability when no adjustment to the quoted price is required. ASU 09-05 further amends ASC 820 to provide that if a quoted price for an identical liability does not exist in an active market, the fair value of the liability should be measured using an approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Under the updated provisions of ASC 820, for such liabilities fair value will be measured using either a valuation technique that uses the quoted price of the identical liability when traded as an asset, a valuation technique that uses the quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820. The update to ASC 820 is effective for the first reporting period beginning after the issuance of ASU 09-05. The adoption of the Codification update to ASC 820 will not have a material effect on FHN’s statement of condition or results of operations.
In June 2009, the FASB issued a Codification update to ASC 860 which provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with ASC 810. The amendments to ASC 860 modify the criteria for achieving sale accounting for transfers of financial assets and define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The updated provisions of ASC 860 also provide that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASC 860, as amended, requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. The provisions of the Codification update to ASC 860 are effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. ASC 860’s amended disclosure requirements should be applied to transfers that occurred both before and after the effective date of the Codification update, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. FHN is currently assessing the effects of adopting the provisions of the Codification update to ASC 860.
In June 2009, the FASB issued a Codification update to ASC 810 which revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. While ASC 810, as amended, retains the previous guidance in ASC 810 which requires a reassessment of whether an entity is a VIE only when certain triggering events occur, it adds an additional criteria which triggers a reassessment of an entity’s status when an event occurs such

Note 1 - Financial Information (continued)
that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, the amendments to ASC 810 require continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. Following the Codification update, ASC 810 will require separate presentation on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary (e.g., consolidated residential mortgage securitization trusts). ASC 810, as amended, also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. The provisions of the Codification update to ASC 810 are effective for periods beginning after November 15, 2009 and require reevaluation under ASC 810’s amended consolidation requirements of all QSPEs and entities currently subject to ASC 810 as of the beginning of the first annual period that begins after November 15, 2009. If consolidation of a VIE is required upon initial adoption, the assets, liabilities, and noncontrolling interests of the VIE should be measured at their carrying amounts as if ASC 810, as amended, had been applied from inception of the VIE, with any difference between the net amounts recognized and the amount of any previously recognized interests reflected as a cumulative effect adjustment to undivided profits. However, if determining the carrying amounts is not practicable, the assets, liabilities, and noncontrolling interests of the VIE may be measured at fair value. Further, if determining the carrying amounts is not practicable, and if the activities of the VIE are primarily related to securitizations or other forms of asset-backed financings and the assets of the VIE can be used only to settle obligations of the entity, then the assets and liabilities of the VIE may be measured at their unpaid principal balances. The fair value option provided under ASC 825 may also be elected for financial assets and financial liabilities requiring consolidation as a result of initial adoption, provided that the election is made for all eligible financial assets and financial liabilities of the VIE. If initial application of the amendments to ASC 810 results in deconsolidation of a VIE, any retained interest in the VIE should be measured at its carrying value as if ASC 810, as amended, had been applied from inception of the VIE. Comparative disclosures are required only for periods subsequent to initial adoption for those disclosures not previously required under the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008.
FHN is continuing to assess the effects of adopting the Codification Update to ASC 810 on all of its proprietary residential mortgage securitization trusts based on the size and priority of interests retained. Presented below by the total percentage of denominated financial interests retained in a trust are the aggregate unpaid principal balances as of September 30, 2009, of loans held by FHN’s off balance sheet proprietary first lien securitization trusts and off balance sheet HELOC and home equity loan securitization trusts, as well as the nature of FHN’s retained interests in such trusts.

	Aggregate Unpaid	Nature of Financial Interests
Dollars in thousands	Principal Balance	Retained (a)

First Lien:
Less than 1%	$17,339,132	MSR & excess interest
Between 1% and 2%	1,275,366	(b)
Between 2% and 5%	336,082	(c)
Over 5%	35,680	(d)

HELOC and Home Equity Loans:
N/A	$ 222,836	MSR & residual interest

(a)	In addition to the financial interests retained, which are listed in the table above, FHN also retained non-financial interests including repurchase obligations, clean up calls, and required servicing advances for all proprietary securitization trusts.

(b)	Interests retained include MSR and excess interest, as well as principal-only strips.

(c)	Interests retained include MSR and excess interest, as well as interest-only strips, principal-only strips, and/or subordinated bonds for certain securitizations.

(d)	Interests retained include MSR and excess interest, as well as subordinated bonds.
Based on its current level of involvement, upon adoption of the Codification update to ASC 810 proprietary first lien securitization trusts for which FHN retains over 5% of the denominated financial interests will be consolidated by FHN as the retention of MSR and other retained interests, including subordinated bonds, results in FHN being considered the trust’s primary beneficiary under the qualitative analysis required by ASC 810, as amended. Additionally, FHN believes that upon adoption of the amendments to ASC 810 it is possible that it will

Note 1 - Financial Information (continued)
consolidate certain proprietary first lien securitization trusts where FHN and its consolidated subsidiaries retain between 2% and 5% of the denominated financial interests, based on the size and priority of the interests retained. Further, the previously off balance sheet HELOC and home equity loan securitization trusts will be consolidated upon adoption of the amendments to ASC 810 as FHN will be considered the primary beneficiary of those trusts based on its retention of MSR and non-denominated residual interests.
In December 2008, the FASB issued a Codification Update to ASC 715 which provides detailed disclosure requirements to enhance the disclosures about an employer’s postretirement benefit plan assets currently required by ASC 715-20-50. The amendments to ASC 715 are effective prospectively for annual periods ending after December 15, 2009. FHN is currently assessing the effects of adopting the Codification update to ASC 715.

Note 2 - Acquisitions/Divestitures
Continuing the efforts to refocus on core businesses, a definitive agreement was reached with Point Capital Partners LLC in third quarter 2009 for the sale of FTN Equity Capital Markets Corp. (“FTN ECM”), the institutional equity research division of FTN Financial. While the sale is expected to close in fourth quarter 2009 subject to regulatory approval and customary closing conditions, FHN incurred a pre-tax goodwill impairment of $14.0 million (approximately $9 million after taxes) in third quarter 2009. The financial results of FTN ECM, including the third quarter goodwill impairment, are reflected in the Income/loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
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

Note 3 - Investment Securities
The following tables summarize FHN’s available for sale securities on September 30, 2009, and 2008:

	On September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$47,964	$ 361	$-	$48,325
Government agency issued MBS (a)	995,576	58,338	-	1,053,914
Government agency issued CMO (a)	1,029,977	45,776	-	1,075,753
Other U.S. government agencies (a)	116,019	5,753	-	121,772
States and municipalities	46,090	-	-	46,090
Other	2,212	30	(40)	2,202
Equity (b)	297,565	366	(65)	297,866

Total securities available for sale (c)	$2,535,403	$110,624	$(105)	$2,645,922

(a)	Includes securities issued by government sponsored entities.

(b)	Includes investments in FHLB stock of $125.5 million, FRB stock of $66.2 million, remainder is venture capital, money market, and cost method investments.

(c)	Includes $2.2 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of September 30, 2009, FHN had pledged $1.4 billion of the $2.2 billion of available for sale securities as collateral for securities sold under repurchase agreements. Additionally, $46.9 million is restricted pursuant to reinsurance contract agreements.

	On September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$47,897	$134	$-	$48,031
Government agency issued MBS (a)	1,247,796	13,408	(340)	1,260,864
Government agency issued CMO (a)	1,080,662	14,617	(491)	1,094,788
Other U.S. government agencies (a)	133,402	2,118	(200)	135,320
States and municipalities	31,630	44	-	31,674
Other	2,374	-	(239)	2,135
Equity (b)	267,876	51	-	267,927

Total securities available for sale (c)	$2,811,637	$30,372	$(1,270)	$2,840,739

(a)	Includes securities issued by government sponsored entities.

(b)	Includes investments in FHLB stock of $124.0 million, FRB stock of $26.0 million, remainder is venture capital, money market, and cost method investments.

(c)	Includes $2.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of September 30, 2008, FHN had pledged $1.4 billion of available for sale securities as collateral for securities sold under repurchase agreements. Additionally, $50.7 million is restricted pursuant to reinsurance contract agreements.

Note 3 - Investment Securities (continued)
Provided below are the amortized cost and fair value by contractual maturity for the available for sale securities portfolio on September 30, 2009:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Within 1 year	$41,509	$41,838
After 1 year; within 5 years	28,382	29,575
After 5 years; within 10 years	99,032	103,625
After 10 years	1,036,725	1,095,063

Subtotal	1,205,648	1,270,101

Government agency issued MBS and CMO	1,029,978	1,075,753
Equity and other securities	299,777	300,068

Total	$2,535,403	$2,645,922

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on realized gross gains and realized gross losses on sales from the available for sale portfolio for the nine months ended September 30:

	Available for Sale
(Dollars in thousands)	Debt	Equity	Total

September 30, 2009
Gross gains on sales	$-	$2,209	$2,209
Gross losses on sales	-	(403)	(403)

September 30, 2008
Gross gains on sales	230	65,939	66,169
Gross losses on sales	-	-	-

Proceeds from the sale of AFS securities generating gains or losses in the first nine months of 2009 and 2008 were $3.9 million and $67.2 million, respectively.
Losses totaling $.5 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively, were recognized for securities that, in the opinion of management have been other-than-temporarily impaired. The other-than-temporarily impaired securities are related to cost method investment securities.

Note 3 - Investment Securities (continued)
The following tables provide information on investments within the available for sale portfolio that have unrealized losses on September 30, 2009, and 2008:

	On September 30, 2009
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Other	-	-	140	(40)	140	(40)

Total debt securities	-	-	140	(40)	140	(40)
Equity	-	-	166	(65)	166	(65)

Total temporarily impaired securities	$-	$-	$ 306	$ (105)	$ 306	$ (105)

	On September 30, 2008
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government agency issued MBS	$ 67,057	$(340)	$ -	$ -	$ 67,057	$ (340)
Government agency issued CMO	81,425	(491)	-	-	81,425	(491)
Other U.S. government agencies	-	-	22,647	(200)	22,647	(200)
Other	355	(17)	411	(222)	766	(239)

Total debt securities	148,837	(848)	23,058	(422)	171,895	(1,270)
Equity	-	-	-	-	-	-

Total temporarily impaired securities	$ 148,837	$(848)	$23,058	$ (422)	$ 171,895	$ (1,270)

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

Note 4 - Loans
The composition of the loan portfolio is detailed below:

	September 30		December 31
(Dollars in thousands)	2009	2008	2008

Commercial:
Commercial, financial and industrial	$6,920,916	$7,642,684	$ 7,863,727
Real estate commercial	1,537,099	1,492,323	1,454,040
Real estate construction	1,130,710	2,020,455	1,778,140
Retail:
Real estate residential	7,590,699	8,192,926	8,161,435
Real estate construction	361,930	1,201,911	980,798
Other retail	124,376	139,441	135,779
Credit card receivables	189,452	194,966	189,554
Real estate loans pledged against other collateralized borrowings	669,503	717,192	714,717

Loans, net of unearned income	18,524,685	21,601,898	21,278,190
Allowance for loan losses	944,765	760,456	849,210

Total net loans	$17,579,920	$20,841,442	$ 20,428,980

FHN has a significant concentration of loans secured by residential real estate (51 percent of total loans) primarily in three portfolios. The retail real estate residential portfolio including real estate loans pledged against other collateralized borrowings (45 percent of total loans) is primarily comprised of home equity lines and loans. While this portfolio has been stressed by the downturn in the housing market and rising unemployment, it contains loans extended to strong borrowers with high credit scores and is geographically diversified. The Residential CRE portfolio, included in Commercial Real Estate Construction, (4 percent of total loans) has also been negatively impacted by the housing industry downturn as builder liquidity has been severely stressed. The One-Time Close (OTC) portfolio, included in Retail Residential Construction (2 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing. The size of the Residential CRE and OTC portfolios has significantly declined as FHN continues to wind down the national construction portfolios.
Additionally, on September 30, 2009, FHN had bank-related and trust preferred loans (including loans to bank and insurance-related businesses) totaling $.7 billion (4 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced stress during the economic downturn.
On September 30, 2009, FHN did not have any concentrations of Commercial, Financial and Industrial loans in any single industry of 10 percent or more of total loans.
Nonperforming loans consist of loans which management has identified as impaired, other nonaccrual loans, and loans which have been restructured. On September 30, 2009 and 2008, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured. The following table presents nonperforming loans on:

	September 30		December 31
(Dollars in thousands)	2009	2008	2008

Impaired loans	$603,960	$404,458	$ 474,090
Other nonaccrual loans*	515,759	495,518	579,558

Total nonperforming loans	$1,119,719	$899,976	$ 1,053,648

*	On September 30, 2009 and 2008, and on December 31, 2008, other nonaccrual loans included $32.3 million, $9.1 million, and $8.5 million, respectively, of loans held for sale.

Note 4 - Loans (continued)
Generally, interest payments received on impaired and nonaccrual loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Total interest on impaired loans	$454	$167	$1,118	$427
Average balance of impaired loans	575,829	388,476	538,007	291,809

Activity in the allowance for loan losses related to non-impaired and impaired loans for the nine months ended September 30, 2009 and 2008, is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2007	$325,883	$16,458	$342,341
Provision for loan losses	626,612	173,388	800,000
Divestitures/acquisitions/transfers	(382)	-	(382)
Charge-offs	(219,760)	(173,581)	(393,341)
Recoveries	10,392	1,446	11,838

Net charge-offs	(209,368)	(172,135)	(381,503)

Balance on September 30, 2008	$742,745	$17,711	$760,456

Balance on December 31, 2008	$836,907	$12,303	$849,210
Provision for loan losses	510,164	234,836	745,000
Charge-offs	(441,523)	(238,530)	(680,053)
Recoveries	26,764	3,844	30,608

Net charge-offs	(414,759)	(234,686)	(649,445)

Balance on September 30, 2009	$932,312	$12,453	$944,765

Note 5 - Mortgage Servicing Rights
FHN recognizes all classes of mortgage servicing rights (MSR) at fair value. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. See Note 16 – Fair Value, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $43.1 billion of mortgage loans on September 30, 2009, for which a servicing right has been capitalized.
In third quarter 2009, FHN reviewed the allocation of fair value between MSR and excess interest from prior first lien loan sales and securitizations. As a result, $11.9 million was reclassified from trading securities to MSR retained from securitizations and $.8 million was reclassified from MSR retained from prior loan sales to trading securities. This reclassification is reflected in the rollforwards below.
Following is a summary of changes in capitalized MSR related to proprietary securitization activities utilizing qualifying special purpose entities (QSPEs) as of September 30, 2009, and 2008:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2008	$230,311	$1,429	$ 2,260
Addition of mortgage servicing rights	-	-	144
Reductions due to loan payments	(20,079)	(223)	(311)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(12,130)	(9)	(362)
Other changes in fair value	-	-	14

Fair value on September 30, 2008	$198,102	$1,197	$ 1,745

Fair value on January 1, 2009	$102,993	$981	$ 1,471
Addition of mortgage servicing rights	-	-	11
Reductions due to loan payments	(12,489)	(98)	(241)
Reclassification from/(to) trading securities	11,853	-	-
Changes in fair value due to:
Changes in valuation model inputs or assumptions	4,270	45	-

Fair value on September 30, 2009	$106,627	$928	$ 1,241

Servicing, late, and other ancillary fees recognized within mortgage banking income were $16.0 million and $20.9 million for the three months ended September 30, 2009, and 2008, respectively, related to securitization activity and $49.7 million and $64.1 million for the nine months ended September 30, 2009, and 2008, respectively. Servicing, late, and other ancillary fees recognized within revenue from loan sales and securitizations were $.2 million and $.3 million for the three months ended September 30, 2009, and 2008, respectively, related to securitization activity and $.7 million and $.9 million for the nine months ended September 30, 2009, and 2008, respectively.

Note 5 - Mortgage Servicing Rights (continued)
Following is a summary of changes in capitalized MSR related to loan sale activity as of September 30, 2009, and 2008:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2008	$892,104	$24,403	$9,313
Addition of mortgage servicing rights	240,676	-	1,001
Reductions due to loan payments	(76,058)	(4,745)	(1,370)
Reductions due to sale	(436,595)	-	-
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(48,376)	(3,334)	(1,803)
Other changes in fair value	768	6	1,457

Fair value on September 30, 2008	$572,519	$16,330	$8,598

Fair value on January 1, 2009	$251,404	$12,576	$7,419
Addition of mortgage servicing rights	189	-	-
Reductions due to loan payments	(35,768)	(4,003)	(1,464)
Reductions due to sale	(77,591)	(8,134)	(1,548)
Reclassification from/(to) trading securities	(776)	-	-
Changes in fair value due to:
Changes in valuation model inputs or assumptions	38,347	-	-
Other changes in fair value	(1,387)	483	739

Fair value on September 30, 2009	$174,418	$922	$5,146

Servicing, late, and other ancillary fees recognized within mortgage banking income were $13.6 million and $29.2 million for the three months ended September 30, 2009, and 2008, respectively, related to loan sale activity and $42.8 million and $123.7 million for the nine months ended September 30, 2009, and 2008, respectively. Servicing, late, and other ancillary fees recognized within revenue from loan sales and securitizations were $3.3 million and $3.8 million for the three months ended September 30, 2009, and 2008, respectively, related to loan sale activity and $10.2 million and $12.1 million for the nine months ended September 30, 2009, and 2008, respectively.
FHN services a portfolio of mortgage loans related to transfers performed by other parties utilizing QSPEs. FHN’s servicing assets represent its sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $7.2 million and $47.9 million at September 30, 2009, and 2008, respectively. The aggregate principal balance serviced by FHN for these transactions was $1.0 billion and $3.4 billion at September 30, 2009, and 2008, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR resulting from loan sales activity.
As of September 30, 2009, FHN had transferred $34.1 million of MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. These MSR are included within the first liens mortgage loans column within the rollforward of MSR resulting from loan sales activity. The proceeds from these transfers have been recognized within other short term borrowings and commercial paper in the Consolidated Condensed Statements of Condition as of September 30, 2009.

Note 6 - Intangible Assets
The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets*

December 31, 2007	$192,408	$56,907
Amortization expense	-	(6,424)
Impairment	-	(4,034)
Divestitures	-	(32)
Additions	-	470

September 30, 2008	$192,408	$46,887

December 31, 2008	$192,408	$45,082
Impairment **	(14,027)	(341)
Additions	-	347
Amortization expense	-	(4,590)

September 30, 2009	$178,381	$40,498

*	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

**	See Note 2 - Acquisitions/Divestitures for further details regarding goodwill impairment.
The gross carrying amount of other intangible assets subject to amortization is $126.4 million on September 30, 2009, net of $85.9 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $1.5 million for the remainder of 2009, and $5.9 million, $5.7 million, $4.3 million, $3.9 million, and $3.6 million for the twelve-month periods of 2010, 2011, 2012, 2013, and 2014, respectively.
The following is a summary of goodwill detailed by reportable segments for the nine months ended September 30:

	Regional	Capital
(Dollars in thousands)	Banking	Markets	Total

December 31, 2007	$77,342	$115,066	$192,408

September 30, 2008	$77,342	$115,066	$192,408

December 31, 2008	$77,342	$115,066	$192,408
Impairment	-	(14,027)	(14,027)

September 30, 2009	$77,342	$101,039	$178,381

  There is no goodwill associated with the Mortgage Banking, National Specialty Lending, and Corporate segments.

Note 7 - Regulatory Capital
FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of September 30, 2009, that FHN met all capital adequacy requirements to which it was subject.
The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation, FTBNA’s Total Capital, Tier 1 Capital, and Leverage ratios were 19.51 percent, 15.08 percent, and 12.47 percent, respectively, on September 30, 2009, and were 14.65 percent, 10.43 percent, and 8.46 percent, respectively, on September 30, 2008.

	First Horizon			First Tennessee Bank
	National Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On September 30, 2009:
Actual:
Total Capital	$4,754,979		21.61%	$4,532,949		20.82%
Tier 1 Capital	3,563,650		16.20	3,404,528		15.63
Leverage	3,563,650		13.34	3,404,528		12.85

For Capital Adequacy Purposes:
Total Capital	1,759,961	≥	8.00	1,742,115	≥	8.00
Tier 1 Capital	879,981	≥	4.00	871,058	≥	4.00
Leverage	1,068,442	≥	4.00	1,059,832	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,177,644	≥	10.00
Tier 1 Capital				1,306,587	≥	6.00
Leverage				1,324,790	≥	5.00

On September 30, 2008:
Actual:
Total Capital	$4,247,691		16.07%	$4,076,009		15.54%
Tier 1 Capital	2,933,984		11.10	2,844,757		10.84
Leverage	2,933,984		8.84	2,844,757		8.64

For Capital Adequacy Purposes:
Total Capital	2,114,211	≥	8.00	2,098,531	≥	8.00
Tier 1 Capital	1,057,105	≥	4.00	1,049,264	≥	4.00
Leverage	1,327,049	≥	4.00	1,317,648	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,623,163	≥	10.00
Tier 1 Capital				1,573,898	≥	6.00
Leverage				1,647,060	≥	5.00

Note 8 - Earnings per Share
The following tables show a reconciliation of the numerators used in calculating earnings per share attributable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2009	2008	2009	2008

Loss from continuing operations	(24,814)	(120,471)	(194,435)	(122,499)
Loss from discontinued operations, net of tax	(10,200)	(1,749)	(11,156)	(3,977)

Net loss	(35,014)	(122,220)	(205,591)	(126,476)
Net income attributable to noncontrolling interest	2,969	2,875	8,563	9,780

Net loss attributable to controlling interest	(37,983)	(125,095)	(214,154)	(136,256)
Preferred stock dividends	14,876	-	44,688	-

Net loss available to common shareholders	(52,859)	(125,095)	(258,842)	(136,256)

Loss from continuing operations	(24,814)	(120,471)	(194,435)	(122,499)
Net income attributable to noncontrolling interest	2,969	2,875	8,563	9,780
Preferred stock dividends	14,876	-	44,688	-

Net loss from continuing operations available to common shareholders	(42,659)	(123,346)	(247,686)	(132,279)

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2009	2008	2009	2008

Weighted average common shares outstanding - basic (a)	217,186	217,062	217,152	182,858
Effect of dilutive securities (a)	-	-	-	-

Weighted average common shares outstanding - diluted (a)	217,186	217,062	217,152	182,858

(a)	All share data has been restated to reflect stock dividends distributed through October 1, 2009.
The following table provides a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Earnings/(loss) per share common share:	2009	2008	2009	2008

Loss per share from continuing operations available to common shareholders	(0.20)	(0.57)	(1.14)	(0.72)
Loss per share from discontinued operations, net of tax	(0.04)	(0.01)	(0.05)	(0.02)

Net loss per share available to common shareholders	(0.24)	(0.58)	(1.19)	(0.74)

Diluted earnings/(loss) per share common share:

Loss per share from continuing operations available to common shareholders	(0.20)	(0.57)	(1.14)	(0.72)
Loss per share from discontinued operations, net of tax	(0.04)	(0.01)	(0.05)	(0.02)

Net loss per share available to common shareholders	(0.24)	(0.58)	(1.19)	(0.74)

Due to the net loss attributable to common shareholders for the three and nine months ended September 30, 2009, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive. Stock options of 13.8 million and 18.1 million with a weighted average exercise price of $29.16 and $30.03 per share for the three months ended September 30, 2009, and 2008, respectively, were excluded. For the nine months ended September 30, 2009, and 2008, stock options of 14.4 million and 18.8 million with a weighted average exercise price of $29.33 and $30.53 per share were also excluded from diluted shares. Other equity awards of 3.5 million and 1.7 million for the three months ended September 30, 2009, and 2008, respectively, and other equity awards of 3.0 million and 1.6 million for the nine months ended September 30, 2009, and 2008, respectively, were also excluded from diluted shares.

Note 8 - Earnings per Share (continued)
Additionally, 13.7 million potentially dilutive shares related to the CPP common stock warrant were also excluded from the three and nine months ended September 30, 2009, computation of diluted loss per common share because such shares would have been antidilutive.

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
In July 2009, Visa deposited an additional $700 million into the escrow account. Accordingly, FHN reduced its contingent liability by $7.0 million through a credit to noninterest expense.
After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into Class A shares of Visa and, with limited exceptions, transfer of these shares are restricted until the later of the third anniversary of the IPO and the final resolution of the covered litigation. The final conversion ratio, which was estimated to approximate 58 percent as of September 30, 2009, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.
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
FHN is subject to potential liabilities and losses in relation to loans that it services, and in relation to loans that it originated and sold. FHN evaluates those potential liabilities and maintains reserves for potential losses. In addition, FHN has arrangements with the purchaser of its national home loan origination and servicing platforms that create obligations and potential liabilities.
Servicing. FHN services a mortgage loan portfolio of $43.1 billion as of September 30, 2009, a significant portion of which is held by FNMA and private security holders, with less significant portions held by GNMA and FHLMC. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquent or non -payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements require FHN, as servicer, to continue to make monthly advances of principal and interest (P&I) to the trustee for the benefit of the investors; and (2) the terms of the

Note 9 - Contingencies and Other Disclosures (continued)
majority of the agency agreements may require the servicer to make advances of P&I, or to repurchase the delinquent or defaulted loan out of the trust pool. For servicer advances of P&I under the terms of private and FNMA (and GNMA pools) securitizations, FHN can utilize payments of P&I received from other prepaid loans within a particular loan pool in order to advance P&I to the trustee. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) in the case of private securitizations, the liquidation proceeds of the property securing the loan and (2) in the case of agency loans, from the proceeds of the foreclosure sale by the Government Agency. See Note 13 – Loan Sales and Securitizations for additional information on loans sold with recourse.
FHN is also subject to losses in its loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain agency agreements which limit the agency’s repayment guarantees on foreclosed loans, resulting in certain foreclosure costs being borne by servicers. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties, especially during protracted resale periods in geographic areas of the country hard hit by declining home values.
FHN is also subject to losses due to under-compensated servicing expenditures made in connection with the administration of current governmental and/or regulatory loss mitigation and loan modification programs. Additionally, FHN is required to repurchase GNMA loans prior to modification.
Loans Originated and Sold. For many years FHN originated loans, primarily first and second lien home loans, with the intention of selling them. Sometimes the loans were sold with full or limited recourse, but much more often the loans were sold without recourse. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. For loans sold without recourse, FHN has repurchase exposure primarily for defaults occurring within a specified period following the sale, and for claims that FHN breached its representations and warranties made to the purchasers at the time of sale.
FHN has various claims outstanding with government agencies and private investors for cure of loan defects, such as missing title insurance, and for repurchase and/or indemnification. FHN has evaluated its exposure under these obligations based on factors such as breach of representations and warranties, early loan delinquency and default status, foreclosure expectancy rates and indemnification claims and accordingly, reserved for losses of approximately $60.9 million and $36.7 million on September 30, 2009 and 2008, respectively.
FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On September 30, 2009 and 2008, FHN had single-family residential loans with outstanding balances of $71.6 million and $83.4 million, respectively, that were serviced on a full recourse basis. On September 30, 2009 and 2008, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.3 billion at the end of both periods. Additionally, on September 30, 2009 and 2008, $1.1 billion and $.7 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
FHN has securitized and sold HELOC and second-lien mortgages which are held by private security holders, and on September 30, 2009, the outstanding principal balance of these loans was $180.4 million and $42.4 million, respectively. On September 30, 2008, the outstanding principal balance of securitized and sold HELOC and second-lien mortgages was $219.7 million and $57.9 million, respectively. In connection with its servicing activities, FTBNA does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have residual interests of $5.0 million and $7.4 million on September 30, 2009 and 2008, respectively, which are available to make the security holder whole in the event of credit losses. FHN has projected expected credit losses in the valuation of the residual interest.
FHN has also sold HELOC and second-lien mortgages without recourse through whole loan sales. In third quarter 2009, FHN settled a substantial portion of its repurchase obligations through an agreement with the primary purchaser of HELOC and second lien loans that were previously transferred through whole loan sales. This settlement included the transfer of retained servicing rights associated with the applicable prior second lien and HELOC loan sales. On September 30, 2008, the outstanding principal balance of HELOC and second-lien mortgages sold without recourse through whole loan sales was $1.0 billion and $2.0 billion, respectively. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans excluded from the above settlement for which there is a breach of representations and warranties provided to the buyers. The remaining repurchase obligation is minimal reflecting the settlement discussed above.

Note 9 - Contingencies and Other Disclosures (continued)
A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. No new reinsurance arrangements have been initiated after 2008. In third quarter 2009, FHN agreed to settle certain of its reinsurance obligations with a primary insurer, resulting in a decrease in the reserve balance and the associated trust assets. As of September 30, 2009, FHN has reserved $44.5 million for its estimated liability under the reinsurance arrangements. In accordance with the terms of the contracts with the primary insurers, as of September 30, 2009, FHN has placed $46.9 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements.
2008 Sale of National Origination and Servicing Platforms. In conjunction with the sale of its servicing platform in August 2008, FHN entered into a three year subservicing arrangement with the purchaser for the unsold portion of FHN’s servicing portfolio. As part of the subservicing agreement, FHN has agreed to a make-whole arrangement whereby if the number of loans subserviced by the purchaser falls below specified levels and the direct servicing cost per loan is greater than a specified amount (determined using loans serviced on behalf of both FHN and the purchaser), FHN will make a payment according to a contractually specified formula. The make-whole payment is subject to a cap, which was $19.4 million if determined in the four quarters immediately following the transaction, and which declined to $15.0 million if triggered in the following eight quarters. As part of the 2008 transaction, FHN recognized a contingent liability of $1.2 million representing the estimated fair value of its performance obligation under the make-whole arrangement.

Note 10 – Pension and Other Employee Benefits
Pension plan. FHN closed participation in the noncontributory, qualified defined benefit pension plan to employees hired or re-hired on September 1, 2007 or later. This did not impact the benefits of employees currently participating in the plan. Certain employees of FHN’s insurance subsidiaries are not covered by the pension plan. Pension benefits are based on years of service, average compensation near retirement, and estimated social security benefits at age 65. FHN contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN is likely to make a contribution to the qualified pension plan in December 2009 attributable to the 2009 plan year. This decision will be based upon pension funding requirements under the Pension Protection Act, the maximum deductible under the Internal Revenue Code, and the actual performance of plan assets during 2009. Given these uncertainties, we cannot estimate the amount of a future contribution at this time. The non-qualified pension plans and other postretirement benefit plans are unfunded. Contributions to these plans cover all benefits paid under the non-qualified plans. This amount was $6.2 million for 2008 and will be $6.5 million by the end of 2009.
FHN also maintains nonqualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. Additionally, a program was added under the FHN savings plan that is provided only to employees who are not eligible for the pension plan. FHN made a contribution of $.5 million for this plan in 2009 related to the 2008 plan year.
Other employee benefits. FHN provides post-retirement life insurance benefits to certain employees. FHN also provides post-retirement medical insurance to retirement-eligible employees. The post-retirement medical plan is contributory with retiree contributions adjusted annually and is based on criteria that are a combination of the employee’s age and years of service. For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at the time of retirement. FHN’s post-retirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care that provide a benefit that is actuarially equivalent to Medicare Part D. FHN anticipates receiving a prescription drug subsidy under the Act through 2012.
The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$1,816	$3,448	$50	$67
Interest cost	8,008	7,432	414	560
Expected return on plan assets	(11,582)	(11,621)	(291)	(436)
Amortization of unrecognized:
Transition obligation	-	-	(1,076)	247
Prior service cost/(credit)	190	215	1,166	(44)
Actuarial loss/(gain)	2,224	845	(380)	(126)

Net periodic benefit cost	$656	$319	$(117)	$268

ASC 715 Settlement Expense	$-	$111	$-	$-

Total ASC 715 Expense	$656	$430	$(117)	$268

Note 10 – Pension and Other Employee Benefits (continued)
The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$10,619	$11,862	$728	$210
Interest cost	23,860	22,117	2,396	1,780
Expected return on plan assets	(34,745)	(35,204)	(850)	(1,314)
Amortization of unrecognized:
Transition obligation	-	-	740	741
Prior service cost/(credit)	569	648	1,078	(132)
Actuarial loss/(gain)	6,170	1,831	(627)	(242)

Net periodic benefit cost	$6,473	$1,254	$3,465	$1,043

ASC 715 Settlement Expense	$-	$826	$-	$-

Total ASC 715 Expense	$6,473	$2,080	$3,465	$1,043

In third quarter 2009, FHN revised its estimate of annual pension and postretirement expense resulting in a $2.8 million reduction of net periodic benefit cost. The revised estimate and adjustment are reflected in the three and nine months ended September 30, 2009, in the above tables.
The 2009 net periodic benefit costs of Other Benefits includes the first quarter 2009 expense related to company-paid life insurance benefits offered to certain employees beyond retirement. A liability for these benefits was not previously recorded as premiums but was expensed when incurred. A $10.7 million cumulative adjustment related to prior periods is not included in the 2009 net periodic benefit cost presented above. Post-retirement benefits payable to active employees under this plan were modified in third quarter 2009. As a result of this change, FHN recognized a reduction in its benefit liability of $17.1 million with an offset, net of tax, to accumulated other comprehensive income.
In 2008, distributions from a non-qualified post-retirement plan in conjunction with an early retirement triggered settlement accounting. In accordance with its practice, FHN performed a remeasurement of the plan in conjunction with the settlement and recognized $.8 million in settlement expense.

Note 11 – Business Segment Information
FHN has five business segments, Regional Banking, Capital Markets, National Specialty Lending, Mortgage Banking, and Corporate. The Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services. The Capital Markets segment consists of traditional capital markets securities activities, loan sales, portfolio advisory, derivative sales, correspondent banking, and equity research. The operational results of Capital Markets’ institutional equity research business, FTN ECM, is inlcuded in Capital Markets’ discontinued operations, net of tax, line item for a all periods presented. Restructuring, repositioning, and efficiency charges from this business are included in discontinued operations within the Corporate segment. The National Specialty Lending segment consists of traditional consumer and construction lending activities in other national markets. The Mortgage Banking segment consists of core mortgage banking elements including originations and servicing and the associated ancillary revenues related to these businesses. In August 2008, FHN completed the divestiture of certain mortgage banking operations to MetLife. FHN continues to originate loans in and around the Tennessee banking footprint and to service the remaining servicing portfolio. The Corporate segment consists of restructuring, repositioning and efficiency initiatives, gains on the repurchase of debt, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and venture capital.
Periodically, FHN adapts its segments to reflect changes in expense allocations among segments. For comparability, previously reported items have been revised to reflect these changes. Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Consolidated
Net interest income	$190,901	$223,147	$586,574	$690,134
Provision for loan loss	185,000	340,000	745,000	800,000
Noninterest income	303,818	296,073	987,347	1,124,052
Noninterest expense	349,901	387,515	1,160,190	1,259,773

Loss before income taxes	(40,182)	(208,295)	(331,269)	(245,587)
Benefit for income taxes	(15,368)	(87,824)	(136,834)	(123,088)

Loss from continuing operations	(24,814)	(120,471)	(194,435)	(122,499)
Loss from discontinued operations, net of tax	(10,200)	(1,749)	(11,156)	(3,977)

Net loss	$(35,014)	$(122,220)	$(205,591)	$(126,476)

Average assets	$26,847,829	$33,381,495	$28,734,936	$35,555,364

Regional Banking
Net interest income	$124,010	$128,170	$372,480	$378,967
Provision for loan loss	63,066	58,200	211,908	222,942
Noninterest income	81,369	88,031	239,057	267,920
Noninterest expense	169,810	153,926	506,474	446,854

Income/(loss) before income taxes	(27,497)	4,075	(106,845)	(22,909)
Provision/(benefit) for income taxes	(10,474)	1,454	(40,489)	(8,872)

Income/(loss) from continuing operations	(17,023)	2,621	(66,356)	(14,037)
Income from discontinued operations, net of tax	-	1	548	884

Net income/(loss)	$(17,023)	$2,622	$(65,808)	$(13,153)

Average assets	$10,685,376	$11,786,649	$11,142,230	$11,956,404

  Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 – Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Capital Markets
Net interest income	$20,241	$19,603	$69,188	$58,877
Provision for loan loss	54,196	38,451	89,309	72,004
Noninterest income	130,876	89,414	520,536	327,808
Noninterest expense	86,555	76,215	334,057	268,057

Income/(loss) before income taxes	10,366	(5,649)	166,358	46,624
Provision/(benefit) for income taxes	3,840	(2,264)	62,476	17,162

Income(loss) from continuing operations	6,526	(3,385)	103,882	29,462
Loss from discontinued operations, net of tax	(1,189)	(1,496)	(2,600)	(4,501)

Net income/(loss)	$5,337	$(4,881)	$101,282	$24,961

Average assets	$3,763,121	$4,867,776	$4,157,615	$5,345,696

National Specialty Lending
Net interest income	$29,608	$45,200	$94,312	$152,869
Provision for loan loss	79,530	240,471	444,460	497,953
Noninterest income/(loss)	6,121	4,122	(9,627)	(9,924)
Noninterest expense	28,189	26,043	101,091	82,066

Loss before income taxes	(71,990)	(217,192)	(460,866)	(437,074)
Benefit for income taxes	(27,125)	(81,838)	(173,654)	(164,689)

Net loss	$(44,865)	$(135,354)	$(287,212)	$(272,385)

Average assets	$6,028,911	$8,292,693	$6,577,679	$8,839,768

Mortgage Banking
Net interest income	$7,817	$25,423	$29,612	$93,825
Provision/(benefit) for loan loss	(11,792)	2,878	(677)	7,101
Noninterest income	60,775	112,323	201,209	464,048
Noninterest expense	48,128	90,485	159,164	389,655

Income before income taxes	32,256	44,383	72,334	161,117
Provision for income taxes	12,154	16,723	27,255	60,709

Net income	$20,102	$27,660	$45,079	$100,408

Average assets	$1,867,979	$4,534,579	$2,023,103	$5,418,911

Corporate
Net interest income	$9,225	$4,751	$20,982	$5,596
Noninterest income	24,677	2,183	36,172	74,200
Noninterest expense	17,219	40,846	59,404	73,141

Income/(loss) before income taxes	16,683	(33,912)	(2,250)	6,655
Provision/(benefit) for income taxes	6,237	(21,899)	(12,422)	(27,398)

Income/(loss) from continuing operations	10,446	(12,013)	10,172	34,053
Loss from discontinued operations, net of tax	(9,011)	(254)	(9,104)	(360)

Net income/(loss)	$1,435	$(12,267)	$1,068	$33,693

Average assets	$4,502,442	$3,899,798	$4,834,309	$3,994,585

  Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 - Preferred Stock and Other Capital
FHN Preferred Stock and Warrant
On November 14, 2008, FHN issued and sold 866,540 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP (“Capital Purchase Program”), along with a Warrant to purchase common stock. The issuance occurred in connection with, and is governed by, the Treasury Capital Purchase Program administered by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). The Preferred Shares have an annual 5% cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue in arrears. Preferred Shares have a liquidation preference of $1,000 per share plus accrued dividends. The Preferred Shares have no redemption date and are not subject to any sinking fund. The Preferred Shares carry certain restrictions. The Preferred Shares have a senior rank and also provide limitations on certain compensation arrangements of executive officers. Subsequent UST regulations have expanded limitations on compensation agreements to include the twenty most highly compensated employees. During the first three years following the issuance, FHN may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the U.S. Treasury, subject to certain limited exceptions. FHN may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the Preferred Shares are non-voting. However, should FHN fail to pay six quarterly dividends, the holder may elect two directors to FHN’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 12,743,235 common shares was issued with an exercise price of $10.20 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. As a result of the stock dividends distributed year to date as of October 1, 2009, the Warrant was adjusted to cover 13,748,944 common shares at a purchase price of $9.45 per share.
The Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Condensed Statements of Condition as of September 30, 2009, in the amounts of $794.6 million and $83.9 million, respectively.
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
Effective January 1, 2009, FHN adopted the FASB Accounting Standards Codification Topic relating to Consolidation (ASC 810-10-45) which provides that noncontrolling interests should be presented as a separate component of equity rather than on a mezzanine level. In accordance with ASC 810-10-45, the balance for noncontrolling interests associated with preferred stock previously issued by the following indirect, wholly-owned subsidiaries of FHN has been included in the equity section of the Consolidated Condensed Statements of Condition for all periods presented.
First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Units of preferred stock. On September 30, 2009 and 2008, the amount of Class B Preferred Shares and Units that are perpetual in nature that was recognized as “Noncontrolling interest” on the Consolidated Condensed Statements of Condition was $.3 million and $.5 million, respectively. The remaining balance has been eliminated in consolidation. Prior to the adoption of ASC 810-10-45, the balance for these preferred shares was recognized as “Preferred stock of subsidiary” on the Consolidated Condensed Statements of Condition.
On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On September 30, 2009 and 2008, $294.8 million of Class A Preferred Stock was recognized as “Noncontrolling interest” on the Consolidated Condensed Statements of Condition. Prior to the adoption of ASC 810-10-45, the balance of FTBNA’s Class A Preferred Stock was recognized as “Preferred stock of subsidiary” on the Consolidated Condensed Statements of Condition.

Note 12 - Preferred Stock and Other Capital (continued)
Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of other comprehensive income/(loss) included in the Consolidated Condensed Statements of Equity have been attributed solely to FHN as the controlling interest holder. The table below presents the amounts included in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2009 and 2008 which are attributable to FHN as controlling interest holder for the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Net loss from continuing operations	$(27,783)	$(123,346)	$(202,998)	$(132,279)
Loss from discontinued operations, net of tax	(10,200)	(1,749)	(11,156)	(3,977)

Net loss	$(37,983)	$(125,095)	$(214,154)	$(136,256)

Note 13 - Loan Sales and Securitizations
Historically, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. With FHN’s current focus on origination of mortgages within its regional banking footprint and the related sale of national mortgage origination offices to MetLife, loan sale and securitization activity has significantly decreased. Subsequent to the MetLife transaction, FHN generally no longer retains financial interests in loans it transfers to third parties. For classification purposes, all loans transferred to GSE (e.g., FNMA, FHLMC, and GNMA), including those subsequently securitized by an agency, are considered loan sales while transfers attributed to securitizations consist solely of proprietary securitizations executed by FHN.
During third quarter 2009 and 2008, FHN transferred $.3 billion and $4.9 billion, respectively, of single-family residential mortgage loans in sales that were not securitizations. During the nine months ended September 30, 2009, and 2008, FHN transferred $1.1 billion and $19.3 billion, respectively, of single-family residential mortgage loans in sales that were not securitizations. In 2008, the transactions primarily reflect sales to GSE. In third quarter 2009 and 2008, FHN recognized net pre-tax gains of $1.7 million and $19.9 million from the sale of single-family residential mortgage loans which includes gains recognized on the capitalization of MSR associated with these loans. During the nine months ended September 30, 2009, and 2008, FHN recognized net pre-tax gains of $13.0 million and $236.4 million, respectively, from the sale of single-family residential mortgage loans which include gains recognized on the capitalization of MSR associated with these loans.
During third quarter 2009 and 2008, FHN transferred $3.9 million and $4.4 million, respectively, of HELOC related to proprietary securitization transactions. During the nine months ended September 30, 2009, and 2008, FHN has transferred $10.4 million and $15.3 million, respectively, of HELOC related to proprietary securitization transactions. In third quarter 2009 and 2008, FHN recognized net pre-tax gains $.1 million related to HELOC securitizations which include gains recognized on the capitalization of MSR associated with these loans. During the nine months ended September 30, 2009, and 2008, FHN has recognized net pre-tax gains of $.2 million and $.3 million, respectively, related to HELOC securitizations which include gains recognized on the capitalization of MSR associated with these loans.
Retained Interests
Interests retained from loan sales, including GSE securitizations, include MSR and excess interest. Interests retained from proprietary securitizations include MSR and various financial assets (see discussion below). MSR are initially valued at fair value, and the remaining retained interests are initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of sale or securitization.
In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. Generally, FHN received annual servicing fees approximating .28 percent in third quarter 2009 and .27 percent in third quarter 2008 of the outstanding balance of underlying single-family residential mortgage loans. FHN received annual servicing fees approximating .50 percent in third quarter 2009 and 2008 of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 – Mortgage Servicing Rights. During third quarter 2009, there were no significant additions to MSR.
Other financial assets retained in a proprietary or GSE securitization may include certificated residual interests, excess interest (structured as interest-only strips), interest-only strips, principal-only strips, or subordinated bonds. Residual interests represent rights to receive earnings to the extent of excess income generated by the underlying loans. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches, and interest-only strips are interest cash flow tranches. Subordinated bonds are bonds with junior priority. All financial assets retained from a securitization are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
As of September 30, 2009, and 2008, $52.2 million and $112.3 million, respectively, of excess interest IO are associated with proprietary securitization transactions while the remainder is associated with loan sales. All other retained interests relate to securitization activity.

Note 13 - Loan Sales and Securitizations (continued)
The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2009, and 2008 are as follows:

	On September 30, 2009			On September 30, 2008
(Dollars in thousands	First	Second		First	Second
except for annual cost to service)	Liens	Liens	HELOC	Liens	Liens	HELOC

Fair value of retained interests	$281,046	$1,850	$6,387	$770,621	$17,527	$10,343
Weighted average life (in years)	3.8	1.7	2.3	5.2	2.3	2.3

Annual prepayment rate	21.5%	43.4%	31.0%	16.9%	34.7%	35.0%
Impact on fair value of 10% adverse change	$(16,887)	$(1,083)	$(313)	$(31,588)	$(1,317)	$(705)
Impact on fair value of 20% adverse change	(32,112)	(2,060)	(598)	(60,398)	(2,501)	(1,345)

Annual discount rate on servicing cash flows	12.8%	14.0%	18.0%	10.4%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(7,470)	$(202)	$(250)	$(16,260)	$(436)	$(301)
Impact on fair value of 20% adverse change	(14,505)	(395)	(470)	(32,520)	(851)	(584)

Annual cost to service (per loan)	$113	$50	$50	$53	$50	$50
Impact on fair value of 10% adverse change	(6,544)	(189)	(85)	(7,549)	(365)	(290)
Impact on fair value of 20% adverse change	(13,054)	(378)	(170)	(15,098)	(728)	(581)

Annual earnings on escrow	2.3%	3.3%	3.3%	3.6%	2.2%	2.1%
Impact on fair value of 10% adverse change	$(4,456)	$(16)	$(80)	$(23,103)	$(308)	$(174)
Impact on fair value of 20% adverse change	(8,916)	(33)	(159)	(44,635)	(617)	(348)

Note 13 - Loan Sales and Securitizations (continued)
The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2009, and 2008 are as follows:

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC

September 30, 2009
Fair value of retained interests	$92,210	$12,142	$238	$1,405	$2,488	$2,462
Weighted average life (in years)	3.8	4.6	7.8	2.0	2.7	2.3

Annual prepayment rate	21.0%	33.2%	10.2%	6.3%	26.3%	28.2%
Impact on fair value of 10% adverse change	$(4,887)	$(366)	$(10)	$(24)	$(32)	$(294)
Impact on fair value of 20% adverse change	(9,381)	(730)	(21)	(49)	(59)	(539)

Annual discount rate on residual cash flows	10.8%	22.6%	34.7%	142.5%	34.9%	32.9%
Impact on fair value of 10% adverse change	$(3,734)	$(535)	$(19)	$(83)	$(117)	$(305)
Impact on fair value of 20% adverse change	(7,154)	(1,026)	(39)	(157)	(221)	(559)

September 30, 2008
Fair value of retained interests	$251,305	$14,335	$418	$12,511	$3,711	$3,713
Weighted average life (in years)	5.6	3.9	5.8	5.9	2.6	2.2

Annual prepayment rate	14.3%	23.1%	15.3%	14.3%	30.0%	28.0%
Impact on fair value of 10% adverse change	$(12,649)	$(566)	$(23)	$(519)	$(38)	$(390)
Impact on fair value of 20% adverse change	(24,290)	(1,198)	(45)	(1,020)	(72)	(731)

Annual discount rate on residual cash flows	12.3%	16.3%	12.3%	33.5%	35.0%	33.0%
Impact on fair value of 10% adverse change	$(9,556)	$(490)	$(17)	$(500)	$(142)	$(403)
Impact on fair value of 20% adverse change	(18,418)	(948)	(32)	(961)	(269)	(746)

These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Also, in this table, the effect on the fair value of the retained interest caused by a particular assumption variation is calculated independently from all other assumption changes. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.
FHN uses assumptions and estimates in determining the fair value allocated to retained interests at the time of initial securitization. Subsequent to the MetLife sale, FHN generally no longer retains interests related to loan sales or securitizations. During the three and nine months ended September 30, 2009, additions to MSR were immaterial. The key economic assumptions used to measure the fair value of MSR at the date of securitization or loan sale were as follows during the third quarter 2008.

	First	Second
	Liens	Liens	HELOC

September 30, 2008
Weighted average life (in years)	4.1-6.3	2.7 - 3.1	1.7 - 1.8
Annual prepayment rate	13.4% - 21.4%	26.0% - 30.0%	43.0% - 44.0%
Annual discount rate	9.8%-11.0%	14.0%	18.0%
Annual cost to service (per loan)	$56 - $66	$50	$50
Annual earnings on escrow	3.5%-3.7%	3.8% - 5.3%	5.3%

Note 13 - Loan Sales and Securitizations (continued)
There were no securitizations in which FHN retained an interest during the three or nine months ended September 30, 2009. The key economic assumptions used to measure the fair value of other retained interests at the date of securitization were as follows during third quarter 2008.

	Interest	Certificated	Subordinated
	IO	PO	Bond

September 30, 2008
Weighted average life (in years)	5.8	N/A	N/A
Annual prepayment rate	12.4%	N/A	N/A
Annual discount rate	11.8%	N/A	N/A

Cash flows received and paid related to loan sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Proceeds from initial sales	$256,758	$4,956,106	$1,102,402	$19,505,914
Servicing fees retained*	16,891	32,970	53,046	135,837
Purchases of GNMA guaranteed mortgages	6,121	42,208	7,880	103,436
Purchases of delinquent or foreclosed assets	13,562	9,559	49,351	23,507
Other cash flows received on retained interests	2,082	4,042	25,252	28,271

  Certain previously reported amounts have been reclassified to agree with current presentation.
*	Includes servicing fees on MSR associated with loan sales and purchased MSR.
Cash flows received and paid related to securitizations were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Proceeds from initial securitizations	$3,987	$4,462	$10,671	$15,574
Servicing fees retained	16,230	21,132	50,383	65,005
Purchases of delinquent or foreclosed assets	-	-	-	3,148
Other cash flows received on retained interests	4,268	3,919	34,881	14,967

  Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 - Loan Sales and Securitizations (continued)
As of September 30, 2009, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and nine months ended September 30, 2009, are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b) (c)
			Three months ended	Nine months ended
	On September 30, 2009		September 30, 2009	September 30, 2009

Type of loan:
Real estate residential	$32,298,124	$835,913	$131,006	$303,131

Total loans managed or transferred (d)	$32,298,124	$835,913	$131,006	$303,131

Loans sold (e)	(23,668,626)
Loans held for sale (e)	(369,296)
Loans held in portfolio	$8,260,202

(a)	Loans 90 days or more past due include $.2 million of GNMA guaranteed mortgages. $614.0 million of delinquent loans have been securitized while $32.3 million have been sold.

(b)	Principal amount of loans securitized and sold includes $19.5 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	For the three months ended September 30, 2009, $46.3 million associated with securitizations and $12.4 million associated with loan sales; for the nine months ended September 30, 2009, $67.2 million associated with securitizations and $29.4 million associated with loan sales.

(d)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

(e)	$4.2 billion associated with securitizations and $19.8 billion associated with loan sales.

Note 13 - Loan Sales and Securitizations (continued)
As of September 30, 2008, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and nine months ended September 30, 2008, are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b) (c)
			Three months ended	Nine months ended
	On September 30, 2008		September 30, 2008	September 30, 2008

Type of loan:
Real estate residential	$73,657,580	$400,301	$53,151	$129,150

Total loans managed or transferred (d)	$73,657,580	$400,301	$53,151	$129,150

Loans sold (e)	(64,206,682)
Loans held for sale (e)	(540,780)

Loans held in portfolio	$8,910,118

(a)	Loans 90 days or more past due include $.2 million of GNMA guaranteed mortgages. $311.0 million of delinquent loans have been securitized while $9.1 million have been sold.

(b)	Principal amount of loans securitized and sold includes $59.2 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	For the three months ended September 30, 2008, $7.3 million associated with securitizations and $18.6 million associated with loan sales; for the nine months ended September 30, 2008, $16.0 million associated with securitizations and $28.2 million associated with loan sales.

(d)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

(e)	$5.0 billion associated with securitizations and $59.7 billion associated with loan sales.
Secured Borrowings. In 2007 and 2006, FTBNA executed several securitizations of retail real estate residential loans for the purpose of engaging in secondary market financing. Since the related trusts did not qualify as QSPE and since the cash flows on the loans are pledged to the holders of the trusts’ securities, FTBNA recognized the proceeds as secured borrowings in accordance with the ASC’s Transfers and Servicing Topic (ASC 860-10-50). As of September 30, 2009, FTBNA had recognized $669.5 million of loans net of unearned income and $661.3 million of other collateralized borrowings in its Consolidated Condensed Statement of Condition related to these transactions. As of September 30, 2008, FTBNA had recognized $717.2 million of loans net of unearned income and $701.2 million of other collateralized borrowings in its Consolidated Condensed Statement of Condition related to these transactions. See Note 14 – Variable Interest Entities for additional information.

Note 14 - Variable Interest Entities
Under the provisions of ASC’s Consolidation Topic (ASC 860-10-50), FHN is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb the majority of the VIE’s expected losses, receive the majority of expected residual returns, or both. A VIE exists when equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership, or other interest that changes with changes in the fair value of the VIE’s net assets or the VIE’s cash flows. Expected losses and expected residual returns are measures of variability in the expected fair value or cash flow of a VIE.
Consolidated Variable Interest Entities. In 2007 and 2006, FTBNA established several Delaware statutory trusts (Trusts), for the purpose of engaging in secondary market financing. Except for recourse due to breaches of standard representations and warranties made by FTBNA in connection with the sale of the retail real estate residential loans by FTBNA to the Trusts, the creditors of the Trusts hold no recourse to the assets of FTBNA. Additionally, FTBNA has no contractual requirements to provide financial support to the Trusts. Since the Trusts did not qualify as QSPE, FTBNA treated the proceeds as secured borrowings in accordance with ASC 860-10-50. FTBNA determined that the Trusts were VIE’s because the holders of the equity investment at risk did not have adequate decision making ability over the trusts’ activities. Thus, FTBNA assessed whether it was the primary beneficiary of the associated trusts. Since there was an overcollateralization of the Trusts, any excess of cash flows received on the transferred loans above the amounts passed through to the security holders would revert to FTBNA. Accordingly, FTBNA determined that it was the primary beneficiary of the Trusts because it absorbed a majority of the expected losses of the Trusts.
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
The following table summarizes VIEs consolidated by FHN:

As of September 30, 2009
(Dollars in thousands)	Assets		Liabilities
	Carrying		Carrying
Type	Value	Classification	Value	Classification

On balance sheet consumer loan securitizations	$669,503	Loans, net of unearned income	$661,291	Other collateralized borrowings
Small issuer trust preferred holdings	452,850	Loans, net of unearned income	30,500	Term borrowings
Rabbi trusts used for deferred compensation plans	94,830	Other assets	57,099	Other liabilities

As of September 30, 2008
(Dollars in thousands)	Assets		Liabilities
	Carrying		Carrying
Type	Value	Classification	Value	Classification

On balance sheet consumer loan securitizations	$717,192	Loans, net of unearned income	$701,150	Other collateralized borrowings
Small issuer trust preferred holdings	465,350	Loans, net of unearned income	30,500	Term borrowings
Rabbi trusts used for deferred compensation plans	143,269	Other assets	88,226	Other liabilities

Nonconsolidated Variable Interest Entities. Since 1997, First Tennessee Housing Corporation (FTHC), a wholly-owned subsidiary, makes equity investments as a limited partner, in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs because FTHC, as the holder of the equity investment at risk, does not have the ability to significantly affect the success of the entity through voting rights. FTHC is not considered the primary beneficiary of the LIHTC partnerships because an agent relationship exists between FTHC and the general partners, whereby the general partners cannot sell, transfer or otherwise encumber their ownership interest without

Note 14 - Variable Interest Entities – (continued)
the approval of FTHC. Because this results in a de facto agent relationship between the partners, the general partners are considered the primary beneficiaries because their operations are most closely associated with the LIHTC partnerships’ operations. FTHC has no contractual requirements to provide financial support to the LIHTC partnerships beyond its initial funding commitments.
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
In third quarter 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust did not qualify as a QSPE under ASC 860-10-50. This trust was determined to be a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. FTBNA determined that it was not the primary beneficiary of the trust due to the size and priority of the interests it retained in the securities issued by the trust. Accordingly, FTBNA has accounted for the funds received through the securitization as a collateralized borrowing in its Consolidated Condensed Statement of Condition. FTBNA has no contractual requirement to provide financial support to the trust.
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
Prior to September 30, 2009, wholly-owned subsidiaries of FHN served as investment advisor and administrator of certain “fund of funds” investment vehicles, whereby the subsidiaries received fees for management of the funds’ operations and through revenue sharing agreements based on the funds’ performance. The funds were considered VIEs because the holders of the equity at risk did not have voting rights or the ability to control the funds’ operations. The subsidiaries did not make any investment in the funds. Further, the subsidiaries were not obligated to provide any financial support to the funds. The funds were not consolidated by FHN because its subsidiaries did not absorb a majority of expected losses or residual returns.
The following table summarizes VIEs that are not consolidated by FHN:

As of September 30, 2009
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$115,321	$-	Other assets
Small Issuer Trust Preferred Holdings	43,000	-	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	64,377	49,797	(c)
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings

(a)	Maximum loss exposure represents $112.5 million of current investments and $2.8 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$112.5 million was classified as Loans, net of unearned income and $1.7 million was classified as Trading securities which are offset by $49.8 million classified as Other collateralized borrowings.

As of September 30, 2008
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$138,776	$-	Other assets
Small Issuer Trust Preferred Holdings	43,000	-	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	65,528	48,646	(c)
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings
Management of Fund of Funds	N/A	N/A	N/A

(a)	Maximum loss exposure represents $120.0 million of current investments and $18.8 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$112.5 million was classified as Loans, net of unearned income and $1.7 million was classified as Trading securities which are offset by $48.6 million classified as Other collateralized borrowings.

Note 15 – Derivatives
In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) through its mortgage banking, capital markets, and risk management operations, as part of its risk management strategy and as a means to meet customers’ needs. These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet required by GAAP. The contractual or notional amounts of these financial instruments do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. The Asset/Liability Committee (ALCO) monitors the usage and effectiveness of these financial instruments.
Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with its counterparties to limit credit risk. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates, mortgage loan prepayment speeds, or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
On September 30, 2009 and 2008, respectively, FHN had approximately $125.8 million and $32.2 million of cash receivables and $106.5 million and $59.0 million of cash payables related to collateral posting under master netting arrangements with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions that require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions were $20.2 million of assets and $14.1 million of liabilities on September 30, 2009. As of September 30, 2009, FHN had received collateral of $14.6 million posted collateral of $12.6 million in the normal course of business related to these contracts.

Note 15 – Derivatives (continued)
Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds were $154.9 million of assets and $100.3 million of liabilities on September 30, 2009. As of September 30, 2009, FHN had received collateral of $117.5 million and posted collateral of $96.7 million in the normal course of business related to these agreements.
Mortgage Banking
Retained Interests
FHN revalues MSR to current fair value each month with changes in fair value included in servicing income in mortgage banking noninterest income. FHN hedges the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. FHN enters into interest rate contracts (potentially including swaps, swaptions, and mortgage forward sales contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged for economic purposes.
FHN utilizes derivatives as an economic hedge (potentially including swaps, swaptions, and mortgage forward sales contracts) to protect the value of its interest-only securities that change in value inversely to the movement of interest rates. Interest-only securities are included in trading securities. Changes in the fair value of these derivatives and the hedged interest-only securities are recognized currently in earnings in mortgage banking noninterest income as a component of servicing income.
Mortgage Warehouse and Pipeline
As a result of the MetLife transaction, mortgage banking origination activity was significantly reduced in the periods after third quarter 2008 as FHN focuses on origination within its regional banking footprint. Accordingly, the following discussion of warehouse and pipeline related derivatives is primarily applicable to reporting periods occurring through the third quarter 2008. During 2009, FHN attempted economic hedging for only a small portion of the warehouse loans and pipeline. Additionally, the fair value of interest rate lock commitments was immaterial as of September 30, 2009.
FHN’s warehouse (mortgage loans held for sale) is subject to changes in fair value due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, FHN enters into forward sales and futures contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse. These derivatives are recorded at fair value with changes in fair value recorded in current earnings as a component of the gain or loss on the sale of loans in mortgage banking noninterest income. Upon adoption of the Financial Instruments Topic (ASC 825-10-50), FHN elected to prospectively account for substantially all of its mortgage loan warehouse products at fair value upon origination and correspondingly discontinued the application of ASC 815-10-45 hedging relationships for all subsequent originations.
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

Note 15 – Derivatives (continued)
The following table summarizes FHN’s derivatives associated with Mortgage Banking activities for the three and nine months ended September 30, 2009:

						Gains/(Losses)
(Dollars in thousands)						Three Months Ended	Nine Months Ended
Description	Notional	Assets		Liabilities		September 30, 2009	September 30, 2009
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$2,220,000	$6,130		$979		$24,848	$21,024
Interest Rate Swaps and Swaptions (a) (b)	$2,215,000	$42,032		$1,082		$38,567	$25,491

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$281,235		N/A		$(30,682)	$40,828
Other Retained Interests (d) (b)	N/A	$108,579		N/A		$(1,951)	$34,320

Pipeline and Warehouse Hedging
Hedging Instruments:
Forwards and Futures (b)	N/A	N/A		N/A		$-	$510

Hedged Items:
Mortgage Warehouse (e) (b)	N/A	$272,248		N/A		$2,484	$(5,845	) (g)
Mortgage Pipeline (b)	N/A	(f	)	(f	)	$-	$(233	) (g)

(a)	Assets included in the other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/Losses included in the mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the trading securities section of the Consolidated Condensed Statements of Condition.

(e)	Assets included in the loans held for sale section of the Consolidated Condensed Statements of Condition.

(f)	Due to the reduction of mortgage banking origination operations after the MetLife transaction, the fair value of interest rate lock commitments was immaterial as of September 30, 2009.

(g)	Economic hedging is attempted for only a small portion of warehouse loans and pipeline.
Capital Markets
Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital Markets also enters into interest rate contracts, including options, caps, swaps, and floors for its customers. In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities. Credit risk related to these transactions is controlled through credit approvals, risk control limits, and ongoing monitoring procedures through the Credit Risk Management Committee. Total trading revenues related to fixed income sales, which constitutes substantially all of FHN’s trading activities, were $120.5 million and $487.6 million for the three and nine months ended September 30, 2009, inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in capital markets noninterest income.

Note 15 – Derivatives (continued)
The following table summarizes FHN’s derivatives associated with Capital Markets trading activities as of September 30, 2009:

(Dollars in thousands)
Description	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,601,966	$50,512	$10,233
Offsetting Upstream Interest Rate Contracts	$1,601,966	$10,236	$50,518
Forwards and Futures Purchased	$8,407,380	$2,049	$22,603
Forwards and Futures Sold	$8,500,599	$21,384	$3,543

Capital Markets hedges held-to-maturity trust preferred loans with a principal balance of $233.1 and $244.6 million as of September 30, 2009 and 2008, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. Capital Markets has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term. These hedge relationships qualify as fair value hedges under ASC 815-10-45. The balance sheet impact of those swaps was $21.5 million and $9.3 million in other liabilities on September 30, 2009 and 2008, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. The following table summarizes FHN’s derivative activities associated with these loans for the three and nine months ended September 30, 2009.

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended	Nine Months Ended
Description	Notional	Assets		Liabilities	September 30, 2009	September 30, 2009
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$233,083	N/A		$21,499	$(2,271)	$4,362

Hedged Items:
Trust Preferred Loans (a) (b)	N/A	$233,083	(c)	N/A	$2,166 (b)	$(4,479	) (b)

(a)	Assets included in loans, net of unearned section of the Consolidated Condensed Statements of Condition.

(b)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-10-45 hedging relationships.

(c)	Represents principal balance being hedged.
Interest Rate Risk Management
FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and liabilities have different maturity or repricing characteristics. FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers with customer derivatives paired with offsetting market instruments that, when completed, are designed to mitigate market risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest expense.
FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations, totaling $1.1 billion and $1.2 billion on September 30, 2009 and 2008, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $107.2 million and $38.7 million in other assets on September 30, 2009 and 2008, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.
FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-10-45 using the long haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.2 billion on September 30, 2009, and $.3 billion on September 30, 2008. The balance sheet impact of these swaps was $2.6 million and $13.6 million in other liabilities on September 30, 2009 and 2008, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was

Note 15 – Derivatives (continued)
recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In first quarter 2009, FHN’s counterparty called the swap associated with $.1 billion of subordinated debt. Accordingly, hedge accounting was discontinued on the date of settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to yield over its remaining term.
The following table summarizes FHN’s derivatives associated with interest rate risk management activities:

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended		Nine Months Ended
Description	Notional	Assets	Liabilities		September 30, 2009		September 30, 2009
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,187,275	$82,338	$367		$3,151		$(41,118)
Offsetting Upstream Interest Rate Contracts (a)	$1,187,275	$367	$85,538		$(8,262)		$34,215

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,200,000	$107,192	$2,604		$16,792		$(41,374)

Hedged Items:
Long-Term Debt (b)	N/A	N/A	$1,200,000	(c)	$(16,792	) (d)	$41,374 (d)

(a)	Gains/Losses included in the other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/Losses included in the all other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-10-45 hedging relationships.

Note 16 - Fair Value of Assets & Liabilities
Effective January 1, 2008, FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes upon adoption of the Financial Instruments Topic of the FASB Accounting Standards Codification (ASC 825-10-50). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets. No transition adjustment was required upon adoption of ASC 825-10-50 as FHN continued to account for mortgage loans held for sale which were originated prior to 2008 at the lower of cost or market value. Mortgage loans originated for sale are included in loans held for sale on the Consolidated Condensed Statements of Condition. Other interests retained in relation to residential loan sales and securitizations are included in trading securities on the Consolidated Condensed Statements of Condition. Additionally, effective January 1, 2008, FHN adopted the FASB Accounting Standards Codification Topic for Fair Value Measurements and Disclosures (ASC 820-10-50) for existing fair value measurement requirements related to financial assets and liabilities as well as to non-financial assets and liabilities which are re-measured at least annually. Effective January 1, 2009, FHN adopted the provisions of ASC 820-10-50 for existing fair value measurement requirements related to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.
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

Note 16 - Fair Value of Assets & Liabilities (continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and 2008:

	September 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities - Capital Markets:
U.S. Treasuries	$-	$93,238	$-	$93,238
Government agency issued MBS	-	120,713	-	120,713
Government agency issued CMO	-	34,395	-	34,395
Other U.S. government agencies	-	45,095	-	45,095
States and municipalities	-	17,871	-	17,871
Corporate and other debt	-	277,817	34	277,851
Equity, mutual funds and other	11	925	12	948

Total trading securities - Capital Markets	11	590,054	46	590,111

Trading securities - Mortgage Banking	-	12,142	98,899	111,041
Loans held for sale	-	35,606	219,289	254,895
Securities available for sale:
U.S. Treasuries	-	48,325	-	48,325
Government agency issued MBS	-	1,053,914	-	1,053,914
Government agency issued CMO	-	1,075,753	-	1,075,753
Other U.S. government agencies	-	21,548	100,224	121,772
States and municipalities	-	44,590	1,500	46,090
Corporate and other debt	837	-	1,365	2,202
Equity, mutual funds and other	36,742	46,900	15,803	99,445

Total securities available for sale	37,579	2,291,030	118,892	2,447,501

Mortgage servicing rights	-	-	289,282	289,282
Other assets	35,984	316,109	-	352,093

Total assets	$73,574	$3,244,941	$726,408	$4,044,923

Trading liabilities — Capital Markets:
U.S. Treasuries	$-	$246,532	$-	$246,532
Government agency issued MBS	-	1,137	-	1,137
Other U.S. government agencies	-	3,338	-	3,338
Corporate and other debt	-	164,286	-	164,286

Total trading liabilities — Capital Markets	-	415,293	-	415,293

Other short-term borrowings and commercial paper	-	-	34,050	34,050
Other liabilities	979	197,987	-	198,966

Total liabilities	$979	$613,280	$34,050	$648,309

Note 16 - Fair Value of Assets & Liabilities (continued)

	September 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities	$2,159	$1,272,453	$286,412	$1,561,024
Loans held for sale	-	334,112	10,117	344,229
Securities available for sale	35,800	2,507,114	147,820	2,690,734
Mortgage servicing rights	-	-	798,491	798,491
Other assets	83,133	257,814	329	341,276

Total assets	$121,092	$4,371,493	$1,243,169	$5,735,754

Trading liabilities	$114	$380,782	$-	$380,896
Commercial paper and other short-term borrowings	-	-	107,266	107,266
Other liabilities	14,328	136,488	61	150,877

Total liabilities	$14,442	$517,270	$107,327	$639,039

Note 16 - Fair Value of Assets & Liabilities (continued)
Changes in Recurring Level 3 Fair Value Measurements
In third quarter 2009, FHN reviewed the allocation of fair value between MSR and excess interest from prior first lien loan sales and securitizations. As a result, $11.1 million was reclassified from trading securities to MSR within level 3 assets measured at fair value on a recurring basis.
In first quarter 2009, FHN changed the fair value methodology for certain loans held for sale. The methodology change had a minimal effect on the valuation of the applicable loans. Consistent with this change, the applicable amounts are presented as a transfer into Level 3 loans held for sale in the following rollforwards. See Determination of Fair Value for a detailed discussion of the changes in valuation methodology.
In third quarter 2008, FHN revised its methodology for valuing hedges of MSR and excess interest that were retained from prior securitizations. Consistent with this change, the applicable amounts are presented as a transfer out of net derivative assets and liabilities in the following rollforwards for the three and nine month periods ended September 30, 2008. See Determination of Fair Value for a detailed discussion of the changes in valuation methodology.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2009
					Securities available for sale				Mortgage		Other short-term
	Trading		Loans held		Investment		Venture		servicing		borrowings and
(Dollars in thousands)	securities	(a)	for sale		portfolio		Capital		rights, net		commercial paper

Balance on June 30, 2009	$125,502		$224,372		$104,658		$18,771		$337,096		$39,720
Total net gains/(losses) included in:
Net income	(1,345)		2,484		-		37		(35,993)		(5,670)
Other comprehensive income	-		-		1,718		-		-		-
Purchases, sales, issuances, and settlements, net	(14,135)		(7,567)		(4,652)		(1,640)		(22,898)		-
Net transfers into/(out of) Level 3	(11,077)		-		-		-		11,077		-

Balance on September 30, 2009	$98,945		$219,289		$101,724		$17,168		$289,282		$34,050

Net unrealized gains/(losses) included in net income	$(4,414	) (b)	$2,484	(c)	$-		$37	(d)	$(35,993	) (e)	$(5,670	) (c)

	Three Months Ended September 30, 2008
					Securities		Mortgage		Net derivative		Other short-term
	Trading		Loans held		available		servicing		assets and		borrowings and
(Dollars in thousands)	securities		for sale		for sale		rights, net		liabilities		commercial paper

Balance on June 30, 2008	$429,017		$3,712		$146,871		$1,139,395		$95,520		$205,412
Total net gains/(losses) included in:
Net income	(19,023)		(50)		(373)		(61,806)		92,577		(24,360)
Other comprehensive income	-		-		3,900		-		-		-
Purchases, sales, issuances, and settlements, net	(123,582)		(608)		(2,578)		(279,098)		(72,158)		(73,786)
Net transfers into/(out of) Level 3	-		7,063		-		-		(115,671)		-

Balance on September 30, 2008	$286,412		$10,117		$147,820		$798,491		$268		$107,266

Net unrealized gains/(losses) included in net income	$(34,403	) (f)	$(5,760	) (c)	$(304	) (d)	$(31,470	) (g)	$97,856	(c)	$(24,360	) (c)

Certain previously reported amounts have been reclassified to agree with current presentation.
(a)	Primarily represents Mortgage Banking trading securities. Capital Markets Level 3 trading securities are not significant.

(b)	Includes $(.2) million included in Capital Markets noninterest income, $(3.3) million included in Mortgage Banking noninterest income, and $(.9) million included in Revenue from loan sales and securitizations.

(c)	Included in Mortgage Banking noninterest income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(e)	Includes $(35.8) million included in Mortgage Banking noninterest income and $(.2) million included in Revenue from loan sales and securitizations.

(f)	Includes $(12.2) million included in Capital Markets noninterest income, $(21.7) million included in Mortgage Banking noninterest income, and $(.5) million in Revenue from loan sales and securitizations.

(g)	Includes $(31.2) million in Mortgage Banking noninterest income and $(.2) million included in Revenue from loan sales and securitizations.

Note 16 - Fair Value of Assets & Liabilities (continued)

	Nine Months Ended September 30, 2009
				Securities available for sale			Mortgage		Net derivative	Other short-term
	Trading	Loans held		Investment	Venture		servicing		assets and	borrowings and
(Dollars in thousands)	securities(a)	for sale		portfolio	Capital		rights, net		liabilities	commercial paper

Balance on December 31, 2008	$153,542	$11,330		$111,840	$25,307		$376,844		$233	$27,957
Total net gains/(losses) included in:
Net income	44,757	(5,844)		-	(1,556)		42,498		-	2,792
Other comprehensive income	-	-		3,173	-		-		-	-
Purchases, sales, issuances, and settlements, net	(88,277)	(27,743)		(13,289)	(6,582)		(141,137)		(233)	3,301
Net transfers into/(out of) Level 3	(11,077)	241,546		-	-		11,077		-	-

Balance on September 30, 2009	$98,945	$219,289		$101,724	$17,169		$289,282		$-	$34,050

Net unrealized gains/(losses) included in net income	$26,108 (b)	$(5,844	) (c)	$-	$(1,556	) (d)	$42,498	(e)	$-	$2,792 (c)

	Nine Months Ended September 30, 2008
					Securities		Mortgage		Net derivative	Other short-term
	Trading		Loans held		available		servicing		assets and	borrowings and
(Dollars in thousands)	securities		for sale		for sale		rights, net		liabilities	commercial paper

Balance on December 31, 2007	$476,404		$-		$159,301		$1,159,820		$81,517	$-
Total net gains/(losses) included in:
Net income	1,054		(221)		(304)		(69,905)		146,844	(7,675)
Other comprehensive income	-		-		(3,278)		-		-	-
Purchases, sales, issuances, and settlements, net	(212,985)		(1,457)		(7,899)		(291,424)		(119,998)	114,941
Net transfers into/(out of) Level 3	21,939		11,795		-		-		(108,095)	-

Balance on September 30, 2008	$286,412		$10,117		$147,820		$798,491		$268	$107,266

Net unrealized gains/(losses) included in net income	$(48,560	) (f)	$(8,401	) (c)	$(304	) (d)	$(59,668	) (g)	$21,301 (c)	$(7,675	) (c)

Certain previously reported amounts have been reclassified to agree with current presentation.
(a)	Primarily represents Mortgage Banking trading securities. Capital Markets Level 3 trading securities are not significant.

(b)	Includes $(2.2) million included in Capital Markets noninterest income, $31.2 million included in Mortgage Banking noninterest income, and $(2.9) million included in Revenue from loan sales and securitizations.

(c)	Included in Mortgage Banking noninterest income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(e)	Includes $46.9 million included in Mortgage Banking noninterest income and $(4.4) million included in Revenue from loan sales and securitizations.

(f)	Includes $(14.9) million included in Capital Markets noninterest income, $(22.9) million included in Mortgage Banking noninterest income, and $(10.7) million included in Revenue from loan sales and securitizations.

(g)	Includes $(49.7) million included in Mortgage Banking noninterest income and $(10.0) million included in Revenue from loan sales and securitizations.

Note 16 - Fair Value of Assets & Liabilities (continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2009, and 2008, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2009				September 30, 2009	September 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total losses/(gains)	Total losses/(gains)

Loans held for sale	$-	$35,888	$24,303	$60,191	$(2,367)	$(3,827)
Securities available for sale	-	-	-	-	-	516	(c)
Loans, net of unearned income (a)	-	-	515,101	515,101	59,992	214,299
Real estate acquired by foreclosure (b)	-	-	111,389	111,389	8,767	27,659
Other assets	-	-	112,505	112,505	2,489	6,670

					$68,881	$245,317

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2008				September 30, 2008	September 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total losses	Total losses

Loans held for sale	$-	$55,149	$45,052	$100,201	$1,767	$27,070
Securities available for sale	-	17	-	17	85	1,480	(c)
Loans, net of unearned income (a)	-	-	364,097	364,097	67,400	142,683
Other assets	-	-	119,979	119,979	10,205	14,445

					$79,457	$185,678

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Writedowns on these loans are recognized as part of provision.

(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets.

(c)	Represents recognition of other than temporary impairment for cost method investments classified within securities available for sale.
In first quarter 2008, FHN recognized a lower of cost or market reduction in value of $36.2 million on its warehouse of trust preferred loans, which was classified within level 3 for loans held for sale at March 31, 2008. The determination of estimated market value for the warehouse was based on a hypothetical securitization transaction for the warehouse as a whole. FHN used observable data related to prior securitization transactions as well as changes in credit spreads in the collateralized debt obligation (CDO) market since the most recent transaction. FHN also incorporated significant internally developed assumptions within its valuation of the warehouse, including estimated prepayments and estimated defaults. In accordance with ASC 820-10-50, FHN excluded transaction costs related to the hypothetical securitization in determining fair value.
In second quarter 2008, FHN designated its trust preferred warehouse as held to maturity. Accordingly, these loans were excluded from loans held for sale in the nonrecurring measurements table as of September 30, 2008. In conjunction with the transfer of these loans to held to maturity status, FHN performed a lower of cost or market analysis on the date of transfer. This analysis was based on the pricing of market transactions involving securities similar to those held in the trust preferred warehouse with consideration given, as applicable, to any differences in characteristics of the market transactions, including issuer credit quality, call features and term. As a result of the lower of cost or market analysis, FHN determined that its existing valuation of the trust preferred warehouse was appropriate.
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

Note 16 - Fair Value of Assets & Liabilities (continued)
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
FHN recognized a lower of cost or market reduction in value of $8.3 million relating to mortgage warehouse loans during second quarter of 2008. Approximately $7.1 million was attributable to increased repurchases and delinquencies or aging of warehouse loans; the remaining reduction in value was attributable to lower investor prices, due primarily to credit spread widening. The market values for these loans were estimated using historical sales prices for these types of loans, adjusted for incremental price concessions that a third party investor was assumed to require due to tightening credit markets and deteriorating housing prices. These assumptions were based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.
FHN recognized a lower of cost or market reduction in value of $1.3 million relating to mortgage warehouse loans during third quarter of 2008. This was primarily attributable to increased repurchases and delinquencies of warehouse loans with some reduction in value attributable to lower investor prices, due primarily to credit spread widening. The market values for these loans were estimated using historical sales prices for similar type loans, adjusted for incremental price concessions that a third party investor is assumed to require due to tightening credit markets and deteriorating housing prices. These assumptions were based on published information about actual and projected deteriorations in the housing market as well as changes in credit spreads.
Fair Value Option
FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (ASC 825-10-50). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets.
In 2009 and 2008, FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within Other Short Term Borrowings and Commercial Paper in the Consolidated Condensed Statements of Condition as of September 30, 2009, and 2008. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

Note 16 - Fair Value of Assets & Liabilities (continued)

	September 30, 2009
			Fair value carrying
	Fair value carrying	Aggregate unpaid	amount less aggregate
(Dollars in thousands)	amount	principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$254,895	$297,608	$(42,713)
Nonaccrual loans	12,727	28,406	(15,679)
Loans 90 days or more past due and still accruing	5,521	12,257	(6,736)

	September 30, 2008
			Fair value carrying
	Fair value carrying	Aggregate unpaid	amount less aggregate
(Dollars in thousands)	Amount	principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$344,229	$363,085	$(18,856)
Loans 90 days or more past due and still accruing	1,845	3,410	(1,565)

Assets and liabilities accounted for under ASC 825-10-50 are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$1,523	$(14,951)	$(6,805)	$(20,423)
Commercial paper and other short-term borrowings	(5,670)	(24,360)	2,792	(7,675)
Estimated changes in fair value due to credit risk (loans held for sale)	2,177	(8,849)	(10,871)	(18,310)

For the three and nine months periods ended September 30, 2009, the amounts for loans held for sale includes approximately $4.2 million and $13.0 million, respectively, of losses included in earnings that are attributable to changes in instrument-specific credit risk. For the three and nine month periods ended September 30, 2008, the amounts for loans held for sale includes approximately $8.8 million and $18.3 million, respectively, of losses included in earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans.
Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.
Determination of Fair Value
In accordance with ASC 820-10-50, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments and MSR recorded at fair value in the Consolidated Condensed Statements of Condition and for estimating the fair value of financial instruments for which fair value is disclosed under ASC 825-10-65.

Note 16 - Fair Value of Assets & Liabilities (continued)
Short-term financial assets. Federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with other financial institutions are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Trading securities and trading liabilities. Trading securities and trading liabilities are recognized at fair value through current earnings. Trading inventory held for broker-dealer operations is included in trading securities and trading liabilities. Broker-dealer long positions are valued at bid price in the bid-ask spread. Short positions are valued at the ask price. Inventory positions are valued using observable inputs including current market transactions, LIBOR and U.S. treasury curves, credit spreads, and consensus prepayment speeds. Trading loans are valued using observable inputs including current market transactions, swap rates, mortgage rates, and consensus prepayment speeds.
Trading securities also include retained interests in prior securitizations that qualify as financial assets which may include certificated residual interests, excess interest (structured as interest-only strips), interest-only strips, principal-only strips, or subordinated bonds. Residual interests represent rights to receive earnings to the extent of excess income generated by the underlying loans. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches, and interest-only strips are interest cash flow tranches. Subordinated bonds are bonds with junior priority. All financial assets retained from a securitization are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
The fair values of the certificated residual interests and the excess interest are determined using market prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future cash flows. The fair value of these retained interests typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. In some instances, FHN retains interests in the loans it securitized by retaining certificated principal only strips or subordinated bonds. Subsequent to the MetLife transaction, FHN uses observable inputs such as trades of similar instruments, yield curves, credit spreads and consensus prepayment speeds to determine the fair value of principal only strips. Prior to the MetLife transaction, FHN used the market prices from comparable assets such as publicly traded FNMA trust principal only strips that are adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities in valuing the principal only strips. The fair value of subordinated bonds is determined using the best available market information, which may include trades of comparable securities, independently provided spreads to other marketable securities, and published market research. Where no market information is available, the company utilizes an internal valuation model. As of September 30, 2009, no market information was available, and the subordinated bonds were valued using an internal model which includes assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require.
Securities available for sale. Securities available for sale includes the investment portfolio accounted for as available-for-sale under ASC 320-10-45, federal bank stock holdings, short-term investments in mutual funds, and venture capital investments. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations.
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
Loans held for sale. In conjunction with the adoption of ASC 820-10-65 in first quarter 2009, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. For all other loans held in the warehouse (and in prior periods for the loans converted to the discounted cash flow methodology), the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar products with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published

Note 16 - Fair Value of Assets & Liabilities (continued)
third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if the price is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.
The fair value of non-mortgage loans held for sale is approximated by their carrying values based on current transaction values.
Loans, net of unearned income. Loans, net of unearned income are recognized at the amount of funds advanced, less charge offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity.
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
Mortgage servicing rights. FHN recognizes all classes of MSR at fair value. Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, FHN primarily relies on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience. Due to ongoing disruptions in the mortgage market, more emphasis has been placed on third party broker price discovery and, when available, observable market trades in valuing MSR.
Derivative assets and liabilities. The fair value for forwards and futures contracts used to hedge the value of servicing assets and the mortgage warehouse are based on current transactions involving identical securities. These contracts are exchange-traded and thus have no credit risk factor assigned as the risk of non-performance is limited to the clearinghouse used.
Valuations of other derivatives (primarily interest rate related swaps, swaptions, caps and collars) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, option volatility, and option skew. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt ratings.
In third quarter 2008, FHN revised its methodology for valuing hedges of MSR and excess interest that were retained from prior securitizations. FHN now determines the fair value of the interest rate derivatives used to hedge MSR and excess interests using inputs observed in active markets for similar instruments with typical inputs including the LIBOR curve, option volatility, and option skew. Previously,

Note 16 - Fair Value of Assets & Liabilities (continued)
fair values of these derivatives were obtained through proprietary pricing models which were compared to market value quotes received from third party broker-dealers in the derivative markets.
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
Other assets. For disclosure purposes, other assets consist of investments in low income housing partnerships and deferred compensation assets that are considered financial assets. Investments in low income housing partnerships are written down to estimated fair value quarterly based on the estimated value of the associated tax credits. Deferred compensation assets are recognized at fair value, which is based on quoted prices in active markets.
Defined maturity deposits. The fair value is estimated by discounting future cash flows to their present value. Future cash flows are discounted by using the current market rates of similar instruments applicable to the remaining maturity. For disclosure purposes, defined maturity deposits include all certificates of deposit and other time deposits.
Undefined maturity deposits. In accordance with ASC 825-10-65, the fair value is approximated by the book value. For the purpose of this disclosure, undefined maturity deposits include demand deposits, checking interest accounts, savings accounts, and money market accounts.
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
Long-term debt. The fair value is based on quoted market prices or dealer quotes for the identical liability when traded as an asset. When pricing information for the identical liability is not available, relevant prices for similar debt instruments are used with adjustments being made to the prices obtained for differences in characteristics of the debt instruments. If no relevant pricing information is available, the fair value is approximated by the present value of the contractual cash flows discounted by the investor’s yield which considers FHN’s and FTBNA’s debt ratings.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of

Note 16 - Fair Value of Assets & Liabilities (continued)
unearned income, loans held for sale, and long-term debt as of September 30, 2009, involved the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. We have not included assets and liabilities that are not financial instruments (including MSR) in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as off-balance sheet commitments as of September 30, 2009.

	September 30, 2009
	Book	Fair
(Dollars in thousands)	Value	Value

Assets:
Loans, net of unearned income and allowance for loan losses	$17,579,921	$16,161,268
Short-term financial assets	789,085	789,085
Trading securities	701,151	701,151
Loans held for sale	502,687	502,687
Securities available for sale	2,645,922	2,645,922
Derivative assets	322,239	322,239
Other assets	142,359	142,359
Nonearning assets	1,225,749	1,225,749

Liabilities:
Deposits:
Defined maturity	$3,420,099	$3,481,190
Undefined maturity	10,814,884	10,814,884
Total deposits	14,234,983	14,296,074
Trading liabilities	415,293	415,293
Short-term financial liabilities	4,006,846	4,006,846
Long-term debt	3,079,468	2,441,129
Derivative liabilities	198,965	198,965
Other noninterest-bearing liabilities	592,904	592,904

	Contractual	Fair
	Amount	Value

Off-Balance Sheet Commitments:
Loan commitments	$8,883,484	$1,258
Other commitments	564,018	4,893

  Certain previously reported amounts have been reclassified to agree with current presentation.

Note 17 - Restructuring, Repositioning, and Efficiency
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
Continuing the efforts to refocus on core businesses, a definitive agreement was reached in third quarter 2009 for the sale of FTN ECM, the institutional equity research division of FTN Financial. While the sale is expected to close in fourth quarter 2009 subject to regulatory approval and customary closing conditions, FHN incurred a pre-tax goodwill impairment of $14.0 million (approximately $9 million net of taxes) in third quarter 2009. This impairment and other restructuring, repositioning and efficiency charges incurred by FTN ECM are included with the other operating results for FTN ECM in the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
Net costs recognized by FHN in the nine months ended September 30, 2009, related to restructuring, repositioning, and efficiency activities were $20.7 million. Of this amount, $4.6 million represented exit costs that were accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (ASC 420-10-45).
Significant expenses recognized year to date 2009 resulted from the following actions:
•	Severance and related employee costs of $4.2 million related to discontinuation of national lending operations.
•	Transaction costs of $1.1 million from the sale of mortgage servicing rights.
•	Loss of $1.0 million related to asset impairments from branch closures.
•	Goodwill impairment of $14.0 million related to agreement to sell FTN ECM.
Net costs recognized by FHN in the nine months ended September 30, 2008, related to restructuring, repositioning, and efficiency activities were $81.1 million. Of this amount, $39.4 million represented exit costs that were accounted for in accordance with ASC 420-10-45.
Significant expenses recognized in year to date 2008 resulted from the following actions:
•	Expense of $39.4 million associated with organizational and compensation changes due to right sizing operating segments, the divestiture of certain First Horizon Bank branches, the divestiture of certain mortgage banking operations and consolidating functional areas.
•	Loss of $17.5 million on the divestiture of mortgage banking operations.
•	Loss of $1.4 million from the sales of certain First Horizon Bank branches.
•	Transaction costs of $12.7 million from the contracted sales of mortgage servicing rights.
•	Expense of $10.1 million for the write-down of certain premises and equipment, intangibles and other assets resulting from FHN’s divestiture of certain mortgage operations and from the change in FHN’s national banking strategy.
The financial results of FTN ECM, including the third quarter goodwill impairment, are reflected in the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Losses from the disposition of certain First Horizon Bank branches incurred during the periods presented are included in losses on divestitures in the noninterest income section of the Consolidated Condensed Statements of Income. Transaction costs recognized in the periods presented from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income. All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits; facilities

Note 17 - Restructuring, Repositioning, and Efficiency (continued)
consolidation costs and related asset impairment costs are included in occupancy; costs associated with the impairment of premises and equipment are included in equipment rentals; depreciation and maintenance and other costs associated with such initiatives, including professional fees, and intangible asset impairment costs are included in all other expense.
Activity in the restructuring and repositioning liability for the three and nine months ended September 30, 2009 and 2008, is presented in the following table, along with other restructuring and repositioning expenses recognized. All costs associated with the restructuring, repositioning, and efficiency initiatives are recorded as unallocated corporate charges within the Corporate segment.

	Three Months Ended				Nine Months Ended
	September 30				September 30
(Dollars in thousands)	2009		2008		2009		2008
	Charged to		Charged to		Charged to		Charged to
	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability

Beginning Balance	$-	$18,383	$-	$17,945	$-	$24,167	$-	$19,675
Severance and other employee related costs	867	867	10,704	10,704	4,243	4,243	23,826	23,826
Facility consolidation costs	711	711	4,176	4,176	711	711	8,030	8,030
Other exit costs, professional fees, and other	94	94	(906)	(906)	(374)	(374)	7,578	7,578

Total Accrued	1,672	20,055	13,974	31,919	4,580	28,747	39,434	59,109
Payments related to:
Severance and other employee related costs		2,436		8,590		8,280		19,483
Facility consolidation costs		952		1,612		3,164		5,513
Other exit costs, professional fees, and other		94		(2,052)		208		7,158
Accrual reversals		25		67		547		3,253

Restructuring and Repositioning Reserve Balance		$16,548		$23,702		$16,548		$23,702

Other Restructuring and Repositioning Expense:
Mortgage banking expense on servicing sales	-		656		1,142		12,667
Loss on divestitures	-		17,489		-		18,913
Impairment of premises and equipment	-		922		973		5,108
Impairment of intangible assets	14,027		-		14,027		4,030
Impairment of other assets	-		862		-		993

Total Other Restructuring and Repositioning Expense	14,027		19,929		16,142		41,711

Total Restructuring and Repositioning Charges	$15,699		$33,903		$20,722		$81,145

Note 17 - Restructuring, Repositioning, and Efficiency (continued)
Cumulative amounts incurred to date as of September 30, 2009, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives are presented in the following table:

Charged to
(Dollars in thousands)	Expense

Severance and other employee related costs*	$54,175
Facility consolidation costs	30,593
Other exit costs, professional fees, and other	16,782
Other restructuring & repositioning (income) and expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	20,237
Net loss on divestitures	3,325
Impairment of premises and equipment	15,911
Impairment of intangible assets	32,057
Impairment of other assets	30,101

Total Restructuring and Repositioning Charges Incurred to Date as of September 30, 2009	$210,853

*Includes $1.2 million of deferred severance-related payments that will be paid after 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (FHN) began as a small community bank chartered in 1864 and is now one of the 40 largest bank holding companies in the United States in terms of asset size.
Approximately 6,000 FHN employees provide financial services through more than 180 bank locations in and around Tennessee and 21 capital markets offices in the U.S. and abroad.
The corporation’s two major brands – First Tennessee and FTN Financial - provide customers with a broad range of products and services. First Tennessee has the leading combined deposit market share in the 17 Tennessee counties where it does business and one of the highest customer retention rates of any bank in the country. FTN Financial (FTNF) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.
AARP and Working Mother magazine have recognized FHN as one of the nation’s best employers.
FHN is composed of the following operating segments:
▪	Regional Banking offers financial products and services, including traditional lending and deposit-taking, to retail and commercial customers in Tennessee and surrounding markets. Additionally, Regional Banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, and check clearing services.

▪	Capital Markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, loan sales, portfolio advisory services, derivative sales, correspondent banking services, and equity research.

▪	Mortgage Banking now consists of the origination of mortgage loans in and around the regional banking footprint and legacy servicing. Prior to the August 31, 2008, sale of its servicing platform and origination offices outside Tennessee, this division provided mortgage loans and servicing to consumers and operated in approximately 40 states.

▪	National Specialty Lending consists of legacy traditional consumer and construction lending activities outside the regional banking footprint. In January 2008, FHN announced the discontinuation of national home builder and commercial real estate lending.

▪	Corporate consists of unallocated corporate expenses including restructuring, repositioning, and efficiency initiatives, gains and losses on repurchases of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and venture capital.
For the purpose of this management’s discussion and analysis (MD&A), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and notes.
FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), Financial Industry Regulatory Authority (FINRA), U.S. Department of the Treasury (UST), and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, and other parts of this Quarterly Report on Form 10-Q for the periods ended September 30, 2009.
FINANCIAL SUMMARY
In third quarter 2009, FHN reported a net loss available to common shareholders of $52.9 million, or $.24 diluted loss per share, compared to a net loss available to common shareholders of $125.1 million, or $.58 diluted loss per share in 2008. In third quarter 2009, net loss available to common shareholders reflected $14.9 million of dividends on the CPP preferred shares. In third quarter, FHN contracted to sell Capital Market’s institutional equity research group, FTN ECM. The results of FTN ECM operations, including a third quarter goodwill impairment, are reported in discontinued operations, net of tax on the Consolidated Condensed Statements of Income.
The results of operations for third quarter 2009 were positively affected by a decrease in provisioning for loan losses and restructuring related costs, and increased capital markets income. Provisioning for loan losses decreased $155.0 million from third quarter 2008 to $185.0 million. While adverse economic conditions persisted into third quarter 2009, overall asset quality began to stabilize as the size of the national construction portfolios declined significantly from the prior year. Favorable market conditions in third quarter 2009 contributed to strong fixed income sales at Capital Markets in comparison with 2008. Restructuring charges in third quarter 2009 were $15.7 million and consisted primarily of a $14.0 million goodwill impairment. Earnings in third quarter 2008 were affected by charges of $33.9 million related to restructuring, repositioning, and efficiency initiatives. Mortgage banking results decreased significantly from 2008 due to the third quarter 2008 sale of the national mortgage origination and servicing platforms. In addition, foreclosure losses and provision for mortgage foreclosure and repurchase obligations increased significantly from 2008.
Return on average common equity and return on average assets for third quarter 2009 were negative 9.02 percent and negative 0.52 percent, respectively, compared to negative 18.30 percent and negative 1.46 percent in third quarter 2008. Capital ratios improved as tier 1 capital ratio was 16.20 percent as of September 30, 2009 compared to 11.10 percent on September 30, 2008, and total capital was 21.61 percent compared with 16.07 percent in 2008.
Total period-end assets declined to $26.5 billion on September 30, 2009 from $32.8 billion on September 30, 2008, while total equity increased to $3.4 billion on September 30, 2009, from $2.9 billion on September 30, 2008. While most balance sheet items declined, the contraction was primarily driven by a $3.1 billion decrease in the loan portfolio.
BUSINESS LINE REVIEW
Regional Banking
The Regional Banking segment had a pre-tax loss of $27.5 million in third quarter 2009 compared to pre-tax income of $4.1 million in third quarter 2008. Total revenues decreased $10.8 million to $205.4 million in third quarter 2009. The provision for loan losses increased to $63.1 million in third quarter 2009 from $58.2 million in third quarter 2008 primarily due to deterioration in the Income CRE portfolio.
Net interest income decreased slightly to $124.0 million in third quarter 2009 from $128.2 million in third quarter 2008 as net interest margin increased to 4.80 percent in third quarter 2009 compared to 4.64 percent in third quarter 2008. The increase in margin was primarily a result of increased loan spreads due to lower cost funding and a decline in loans.
Noninterest income declined $6.7 million in third quarter 2009 to $81.4 million. Deposit fees were down $4.3 million mainly due to a decline in retail non-sufficient funds (NSF) fees. Noninterest expense increased to $169.8 million in third quarter 2009 from $153.9 million in third quarter 2008. The increase is primarily the result of increased foreclosure losses from fair value adjustments and losses on dispositions.

Additionally, in third quarter 2009, FHN recognized $5.1 million in credit losses on customer derivatives. Additionally, credit and technology-related costs, and FDIC premiums resulted in higher expenses in third quarter 2009.
Capital Markets
Pre-tax income increased from a loss of $5.6 million in third quarter 2008 to income of $10.4 million in third quarter 2009 with total revenues of $151.1 million in third quarter 2009 compared to $109.0 million in third quarter 2008. In third quarter, FHN contracted to sell Capital Market’s institutional equity research group. Accordingly, results of these operations are reflected in discontinued operations, net of tax for all periods presented. In third quarter 2009, Capital Markets reported an after-tax net loss from discontinued operations of $1.2 million compared with a loss of $1.5 million in the prior year.
Net interest income was $20.2 million in third quarter 2009 compared to $19.6 million in third quarter 2008, despite a decline of $1.1 billion in earning assets, as the net interest margin improved to 2.41 percent from 1.78 percent last year. The increase is primarily attributable to increased mortgage warehouse lending volume.
Income from fixed income sales increased to $120.5 million in third quarter 2009 from $80.1 million in third quarter 2008 reflecting the benefits of Capital Markets’ extensive distribution network combined with favorable market conditions. Other product revenues were $10.3 million in third quarter 2009 compared to $9.3 million in third quarter 2008. Revenues from other products include fee income from activities such as loan sales, portfolio advisory, derivative sales, and correspondent banking services.
Provision expense increased to $54.2 million in third quarter 2009 from $38.5 million which primarily reflects incremental deterioration in the bank holding company and trust preferred loan portfolios.
Noninterest expense increased by $10.3 million to $86.6 million in third quarter 2009. This increase is primarily related to personnel costs which increased $7.8 million consistent with the effect of increased production levels. Additionally, legal and professional fees increased compared with third quarter 2008.
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
The third quarter 2009 pre-tax income was $32.3 million compared with $44.4 million in third quarter 2008 and total revenues decreased by $69.2 million to $68.6 million in third quarter 2009. Net interest income decreased to $7.8 million in third quarter 2009 from $25.4 million in third quarter 2008 due to the large decline in the average balance of the mortgage warehouse as a result of the sale of national mortgage origination offices to MetLife. The provision for loan losses decreased $14.7 million as performance in Mortgage Banking’s permanent mortgage portfolio improved.
Noninterest income was $60.8 million in third quarter 2009 compared to $112.3 million in third quarter 2008. Total servicing income decreased $32.2 million to $48.4 million in third quarter 2009 primarily from a decline in the size of the servicing portfolio and volatility associated with hedging the Mortgage Servicing Rights (MSR). Servicing fees were down $20.2 million consistent with the decline in the size of the servicing portfolio. Net hedging gains were $30.8 million in 2009 compared to $50.8 million in 2008 due to a narrowing of spreads between mortgage and swap rates and a smaller MSR asset. Net revenue from origination activity decreased to $9.7 million in third quarter 2009 from $19.8 million in third quarter 2008. Third quarter 2009 origination income included a $5 million positive fair value adjustment to the legacy mortgage warehouse. Origination activity has significantly declined in comparison to third quarter 2008 due to the sale of national mortgage origination platform. Currently, FHN only originates mortgage loans in and around its Tennessee market.
Noninterest expense was $48.1 million in third quarter 2009 compared to $90.5 million in third quarter 2008. The decline is mostly a result of the divestiture of certain mortgage banking operations in third quarter 2008. These broad declines were somewhat diminished due to a third quarter 2009 provision for foreclosure and repurchase reserve from prior loan sales related to the legacy origination platform of $25.8 million. Foreclosure and repurchase provisioning was minimal in third quarter 2008.

National Specialty Lending
National Specialty Lending’s pre-tax loss improved to $72.0 million in third quarter 2009 compared to a pre-tax loss of $217.2 million in third quarter 2008. Results improved due to a $160.9 million decrease in loan loss provision as the national residential construction portfolios have contracted significantly during 2009.
Net interest income declined to $29.6 million in third quarter 2009 compared to $45.2 million in third quarter 2008 as a result of the increase in nonaccrual loans and the wind-down of national residential construction portfolios.
Noninterest income increased slightly to $6.1 million in third quarter 2009 compared to $4.1 million in third quarter 2008. Noninterest expense was $28.2 million from $26.0 million in 2008 primarily from higher foreclosure costs. Personnel expenses declined due to the wind-down of operations.
Corporate
Corporate reported pre-tax income of $16.7 million in third quarter 2009 compared to a pre-tax loss $33.9 million in third quarter 2008. Noninterest income was $24.7 million in third quarter 2009 compared to $2.2 million in third quarter 2008. Deferred compensation income increased $10.2 million, which is mirrored by a corresponding increase in personnel expense. Both periods included gains on the repurchase of bank notes. Gains in third quarter 2009 were $12.8 million compared with $18.9 million in 2008. In 2008, restructuring charges recorded in noninterest income included a $17.5 million loss on the sale of the national mortgage origination and servicing platform.
Noninterest expense decreased $23.6 million to $17.2 million in third quarter 2009 from $40.8 million in 2008. Charges within noninterest expense related to restructuring, repositioning, and efficiency initiatives decreased by $13.8 million from 2008. Additionally, $14.2 million of restructuring charges (primarily includes a $14.0 million goodwill impairment) are included in discontinued operations and relates to the agreement to sell Capital Markets’ institutional equity research business. Third quarter 2008 included an $11.0 million increase to the contingent liability for certain Visa legal matters while $7.0 million of the liability was reversed in third quarter 2009.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
Beginning in 2007, FHN began conducting a company-wide review of business practices with the goal of improving its overall profitability and productivity. In order to redeploy capital to higher-return businesses, FHN concluded the sale of 34 full-service First Horizon Bank branches in its national banking markets in third quarter 2008 while also taking actions to right size First Horizon Home Loans’ mortgage banking operations and to downsize FHN’s national lending operations. Additionally, in January 2008, FHN discontinued national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices. FHN also repositioned First Horizon Home Loans’ mortgage banking operations through various MSR sales.
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
Continuing the efforts to refocus on core businesses, a definitive agreement was reached in third quarter 2009 for the sale of FTN ECM, the institutional equity research division of FTN Financial. While the sale is expected to close in fourth quarter 2009 subject to regulatory approval and customary closing conditions, FHN incurred a pre-tax goodwill impairment of $14.0 million (approximately $9 million net of taxes) in third quarter 2009. This impairment and other restructuring, repositioning, and efficiency charges incurred by FTN ECM are included with the other operating results for FTN ECM in the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
Net costs recognized by FHN during the nine months ended September 30, 2009, related to restructuring, repositioning, and efficiency activities were $20.7 million. Of this amount, $4.6 million represented exit costs that were accounted for in accordance with the FASB Accounting Standards Codification for Exit or Disposal Activities Cost Obligations (ASC 420-10-45). Significant expenses recognized year to date 2009, including items presented in discontinued operations, net of tax, resulted from the following actions:
•	Severance and related employee costs of $4.2 million related to discontinuation of national lending operations.
•	Transaction costs of $1.1 million from the contracted sale of mortgage servicing rights.
•	Loss of $1.0 million related to asset impairments from branch closures.

•	Goodwill impairment of $14.0 million related to agreement to sell FTN ECM.
Net costs recognized by FHN during the nine months ended September 30, 2008, related to restructuring, repositioning, and efficiency activities were $81.1 million. Of this amount, $39.4 million represented exit costs that were accounted for in accordance with ASC 420-10-45. Significant expenses recognized year to date 2008 resulted from the following actions:
•	Expense of $39.4 million associated with organizational and compensation changes due to right-sizing operating segments, the divestiture of certain mortgage banking operations and First Horizon Bank branches, and consolidating functional areas.
•	Losses of approximately $17.5 million on the divestiture of certain mortgage banking operations.
•	Losses of approximately $1.4 million from the sales of certain First Horizon Bank branches.
•	Transaction costs of $12.7 million from the contracted sales of mortgage servicing rights.
•	Expense of $10.1 million for the write-down of certain intangibles and other assets resulting from FHN’s divestiture of certain mortgage operations and from the change in FHN’s national banking strategy.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows. The effect of suspending depreciation on assets held for sale was immaterial to FHN’s results of operations for all periods. As a result of the change in FHN’s national banking strategy, a write-down of other intangibles of $2.4 million was recognized in first quarter 2008 related to certain banking licenses. Additionally, as FHN focuses on core businesses, the agreement to sell FTN ECM resulted in a $14.0 million goodwill impairment. The recognition of these impairment losses will have no effect on FHN’s debt covenants. The impairment losses were recorded as an unallocated corporate charge within the corporate segment and are included in all other expense on the Consolidated Condensed Statements of Income. Due to the broad nature of the actions being taken, all components of income and expense are affected from the efficiency benefits.
Charges related to restructuring, repositioning, and efficiency initiatives for the three and nine months ended September 30, 2009, and 2008 are presented in the following table based on the income statement line item affected. See Note 17 – Restructuring, Repositioning, and Efficiency Charges and Note 2 – Acquisitions/Divestitures for additional information.
Table 1 - Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Noninterest income:
Mortgage banking	$-	$(656)	$(1,142)	$(12,667)
Losses on divestitures	-	(17,489)	-	(18,913)

Total noninterest income	-	(18,145)	(1,142)	(31,580)

Noninterest expense:
Employee compensation, incentives, and benefits	742	10,333	4,125	23,471
Occupancy	798	3,960	232	8,309
Equipment rentals, depreciation and maintenance	-	76	-	4,257
Legal and professional fees	(2)	(142)	74	4,029
Communications and courier	4	-	16	42
All other expense	3	1,160	994	9,113

Total noninterest expense	1,545	15,387	5,441	49,221

Loss before income taxes	(1,545)	(33,532)	(6,583)	(80,801)
Loss from discontinued operations	(14,154)	(371)	(14,139)	(344)

Net loss from restructuring, repositioning, and efficiency initiatives	$(15,699)	$(33,903)	$(20,722)	$(81,145)

Certain previously reported amounts have been reclassified to agree with current presentation.

Activity in the restructuring and repositioning liability for the three and nine months ended September  30, 2009, and 2008 is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
(Dollars in thousands)	2009		2008		2009		2008

	Charged to		Charged to		Charged to		Charged to
	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability

Beginning Balance	$-	$18,383	$-	$17,945	$-	$24,167	$-	$19,675
Severance and other employee related costs	867	867	10,704	10,704	4,243	4,243	23,826	23,826
Facility consolidation costs	711	711	4,176	4,176	711	711	8,030	8,030
Other exit costs, professional fees, and other	94	94	(906)	(906)	(374)	(374)	7,578	7,578

Total Accrued	1,672	20,055	13,974	31,919	4,580	28,747	39,434	59,109
Payments related to:
Severance and other employee related costs		2,436		8,590		8,280		19,483
Facility consolidation costs		952		1,612		3,164		5,513
Other exit costs, professional fees, and other		94		(2,052)		208		7,158
Accrual reversals		25		67		547		3,253

Restructuring and Repositioning Reserve Balance		$16,548		$23,702		$16,548		$23,702

Other Restructuring and Repositioning Expense:
Mortgage banking expense on servicing sales	-		656		1,142		12,667
Loss on divestitures	-		17,489		-		18,913
Impairment of premises and equipment	-		922		973		5,108
Impairment of intangible assets	14,027		-		14,027		4,030
Impairment of other assets	-		862		-		993

Total Other Restructuring and Repositioning Expense	14,027		19,929		16,142		41,711

Total Restructuring and Repositioning Charges	$15,699		$33,903		$20,722		$81,145

INCOME STATEMENT
Total consolidated revenues decreased 5 percent to $494.7 million from $519.2 million in third quarter 2008 primarily from decreases in mortgage banking income and net interest income, although somewhat mitigated by increased capital markets income and lower restructuring charges.
NET INTEREST INCOME
Net interest income declined to $190.9 million in third quarter 2009 compared to $223.1 million in third quarter 2008 as average earning assets declined 18 percent to $24.2 billion and average interest-bearing liabilities declined 23 percent to $22.6 billion in third quarter 2009. The decline in net interest income was driven by the wind down of the national loan portfolios and the Mortgage Banking business.
The consolidated net interest margin was 3.14 percent for third quarter 2009 compared to 3.01 percent for third quarter 2008. A widening in the margin occurred as the net interest spread increased to 2.89 percent from 2.65 percent in third quarter 2009 while the impact of free funding decreased from 36 basis points to 25 basis points. The increase in the margin from 2008 is largely attributable to a $1.1 billion reduction in Capital Market’s lower yielding earning assets.

Table 2 - Net Interest Margin

	Three Months Ended
	September 30
	2009	2008

Consolidated yields and rates:
Loans, net of unearned income	3.86%	5.16%
Loans held for sale	4.95	5.96
Investment securities	4.90	5.41
Capital markets securities inventory	3.72	4.69
Mortgage banking trading securities	12.46	12.86
Other earning assets	0.14	1.97

Yields on earning assets	3.89	5.17

Interest-bearing core deposits	1.03	2.06
Certificates of deposit $100,000 and more	1.66	3.28
Federal funds purchased and securities sold under agreements to repurchase	0.21	1.64
Capital markets trading liabilities	3.89	4.66
Short-term borrowings and commercial paper	0.29	2.39
Long-term debt	1.22	3.17

Rates paid on interest-bearing liabilities	1.00	2.52

Net interest spread	2.89	2.65
Effect of interest-free sources	.25	.36

FHN - NIM	3.14%	3.01%

In the short term, the net interest margin is expected to improve modestly due to a focus on loan and deposit pricing and as a result of the winding down of our national business. In the longer term, FHN anticipates stronger margins presuming a more normalized credit and interest rate environment.
NONINTEREST INCOME
Capital Markets Noninterest Income
The major component of capital markets’ revenue is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including loan sales, portfolio advisory activities, and derivative sales. Securities inventory positions are generally procured for distribution to customers by the sales staff. A portion of the inventory is hedged to protect against movements in fair value due to changes in interest rates.
Capital markets noninterest income increased to $129.0 million in third quarter 2009 from $86.9 million in third quarter 2008. Revenues from fixed income sales increased by $40.4 million to $120.5 million reflecting the benefits of Capital Markets’ extensive distribution network combined with favorable market conditions. Other product revenues were $8.5 million in third quarter 2009 compared to $6.7 million third quarter 2008.
Table 3 - Capital Markets Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30		Growth	September 30		Growth
(Dollars in thousands)	2009	2008	Rate (%)	2009	2008	Rate (%)

Noninterest income:
Fixed income	$120,528	$80,104	50.5 +	$487,619	$337,314	44.6 +
Other product revenue	8,515	6,750	26.1 +	26,508	(16,809)	NM

Total capital markets noninterest income	$129,043	$86,854	48.6 +	$514,127	$320,505	60.4 +

NM - not meaningful
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
Mortgage banking noninterest income decreased by $47.6 million in third quarter 2009 to $59.2 million as shown in Table 4.
Table 4 - Mortgage Banking Noninterest Income

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30		Change	September 30		Change
	2009	2008		2009	2008

Noninterest income (thousands):
Origination income	$9,688	$19,828	51.1 -	$22,879	$237,979	90.4 -
Servicing income	48,422	80,603	39.9 -	165,080	192,560	14.3 -
Other	1,101	6,386	82.8 -	2,484	7,408	66.5 -

Total mortgage banking noninterest income	$59,211	$106,817	44.6 -	$190,443	$437,947	56.5 -

Mortgage banking statistics (millions):
Refinance originations	$173.7	$907.1	80.8 -	$947.5	$8,975.9	89.4 -
Home-purchase originations	59.8	2,199.4	97.3 -	139.3	8,465.9	98.4 -

Mortgage loan originations	$233.5	$3,106.5	92.5 -	$1,086.8	$17,441.8	93.8 -

Servicing portfolio - owned	$41,757.3	$65,345.3	36.1 -	$41,757.3	$65,345.3	36.1 -

Total servicing income decreased $32.2 million to $48.4 million in third quarter 2009 primarily from a decline in the size of the servicing portfolio and volatility associated with hedging the Mortgage Servicing Rights (MSR). Servicing fees were down $20.2 million consistent with the decline in the size of the servicing portfolio. Net hedging gains were $30.8 million in 2009 compared to $50.8 million in 2008 due to a narrowing of spreads between mortgage and swap rates and smaller MSR asset. Net revenue from origination activity decreased to $9.7 million in third quarter 2009 from income of $19.8 million in third quarter 2008. Third quarter 2009 origination income included a $5 million positive fair value adjustment to the legacy mortgage warehouse. Origination activity has significantly declined in comparison to third quarter 2008 due to the sale of national mortgage origination platform. Currently, FHN only originates mortgage loans in and around its Tennessee market.
Other Noninterest Income
All other noninterest income includes deposit transactions and cash management fees, revenue from loan sales and securitizations, insurance commissions, trust services and investment management fees, net securities gains and losses and other noninterest income. Fees from deposit transactions and cash management were down $4.1 million primarily due to a volume decline in transactions resulting in lower retail NSF fees. A loss related to the divestiture of certain mortgage banking operations resulted in a charge of $17.5 million in 2008 and is reflected in restructuring charges. Additionally, both quarters included gains on the repurchase of debt with $12.8 million in 2009 and $18.9 million in 2008. Deferred compensation income varied from a $5.1 million loss in 2008 to a $5.0 million gain in 2009. This is largely mirrored by a corresponding increase in deferred compensation expense. Trust fees, insurance premiums, and revenue from loan sales and securitizations decreased slightly from the prior year, a combined $3.3 million decline.
The following table provides detail on the other noninterest income caption on the consolidated condensed statements of condition.

Table 5 - Other Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Other income:
Gain on repurchases of debt	$12,800	$18,919	$12,860	$31,515
Brokerage management fees and commissions	7,315	7,824	20,416	24,927
Bank owned life insurance	6,066	6,731	14,492	20,036
Bankcard income	5,173	5,587	15,145	16,855
Deferred compensation	5,006	(5,145)	7,220	(10,370)
Remittance processing	2,968	3,314	9,485	9,793
ATM interchange fees	2,704	2,263	7,638	6,739
Other service charges	2,645	3,043	9,196	9,628
Reinsurance fees	1,760	2,830	7,344	9,295
Consumer loan repurchases	1,760	(1,660)	(20,173)	(11,699)
Letter of credit fees	1,476	1,603	4,204	4,335
Electronic banking fees	1,465	1,535	4,592	4,725
Check clearing fees	418	837	1,182	2,587
Federal flood certification fees	-	911	-	3,869
Other	6,796	6,983	21,984	21,761

Total	$58,352	$55,575	$115,585	$143,996

NONINTEREST EXPENSE
Total noninterest expense for third quarter 2009 decreased 10 percent to $349.9 million from $387.5 million in third quarter 2008. In 2008, noninterest expense included $15.4 million of costs related to restructuring, repositioning, and efficiency initiatives compared with only $1.5 million in third quarter 2009.
Employee compensation, incentives and benefits (personnel expense), the largest component of noninterest expense, decreased $28.7 million from $207.4 million in third quarter 2008 primarily as a result of headcount reduction from the sale of national origination and servicing platforms to MetLife in third quarter 2008. The full impact of the headcount decline on personnel expense was somewhat counteracted by increased Capital Markets’ variable personnel costs as fixed income revenue was higher in third quarter 2009. Additionally, 2008 included $10.3 million of costs related to restructuring, repositioning, and efficiency initiatives. These costs were minimal in third quarter 2009.
Occupancy, equipment rental, communications, and operations services expenses declined a combined $20.1 million primarily as a result of the 2008 mortgage divestiture and a decline in costs related to restructuring, repositioning, and efficiency initiatives. The following table provides detail of the other noninterest expense caption on the consolidated condensed statements of income. All other expense only increased $11.0 million but includes several significant items. Provisioning related to the Mortgage Banking foreclosure and repurchase reserve from the legacy origination platform increased to $25.8 million from $.8 million in 2008 due to higher repurchase activity and higher inherent loss content. Losses on foreclosed property increased $17.1 million to $21.2 million primarily as a result of fair value adjustments of OREO and net losses on dispositions. FDIC premiums increased $4.7 million to $8.8 million in third quarter 2009. All other noninterest expense declined $23.2 million primarily due to the Visa contingent liability. In 2008, FHN recorded an additional $11.0 million as Visa settled a legal dispute, and in 2009, FHN reversed $7.0 million in conjunction with Visa funding the escrow account for legal settlements. Generally, all other expense categories decreased consistent with FHN’s focus on reduction of non-core businesses.

Table 6 - Other Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Other expense:
Mortgage banking foreclosure and repurchase provision	$25,751	$849	$67,116	$8,779
Foreclosed real estate	21,221	4,130	53,053	13,282
Deposit insurance premium	8,796	4,146	37,777	10,376
Contract employment	7,956	9,033	27,083	21,948
Computer software	6,871	7,144	20,228	23,184
Low income housing expense	5,833	5,064	16,467	14,445
Advertising and public relations	5,465	9,040	16,507	25,454
Loan closing costs	4,503	10,314	17,056	35,092
Other insurance and taxes	2,924	1,383	9,062	5,867
Travel and entertainment	2,139	2,785	7,164	12,303
Loan insurance expense	1,988	1,477	5,957	3,788
Customer relations	1,610	2,727	5,858	6,976
Supplies	1,570	2,686	3,352	8,566
Federal services fees	1,307	1,975	4,034	5,527
Employee training and dues	1,282	1,463	4,244	4,439
Bank examination costs	1,194	1,523	3,690	3,630
Complimentary check expense	796	1,259	2,852	3,711
Other	4,308	27,490	52,958	30,448

Total	$105,514	$94,488	$354,458	$237,815

INCOME TAXES
The effective tax rate for third quarter 2009 was 38.2 percent reflecting tax benefits due to the reported loss in 2009. The rate cannot be compared to third quarter 2008 due to the level of net income reported in third quarter 2008. The positive impact of favorable permanent tax differences in the amount of $9.0 million during third quarter 2009 was offset by $8.4 million negative tax effect due to the surrender of a BOLI contract. Third quarter 2008 included $8.3 million of favorable permanent differences.
No valuation allowance related to deferred tax assets has been recorded as of September 30, 2009, other than a full valuation reserve related to state net operating losses that are not expected to be realized. The valuation reserve is primarily a result of FHN’s strategy of exiting the national mortgage business. The company has considered all available evidence, both positive and negative, in making its determination with respect to the need for a valuation allowance. This evidence includes, but is not limited to, a large carryback position that can absorb a significant portion of the deferred tax assets, future projected taxable income, projected future reversals of existing deferred tax liabilities, and potential tax planning strategies. The large carryback position primarily results from the sale of mortgage servicing rights during 2007 and 2008 which generated a current tax liability that had been carried on our balance sheet as a deferred tax liability. Additionally, federal taxes paid in excess of $90 million and $260 million in 2007 and 2008, respectively, also contributed to the carryback.
DISCONTINUED OPERATIONS
In conjunction with the third quarter agreement to sell Capital Markets’ institutional equity research group, FHN determined results, net of taxes, related to this business should be reflected as a discontinued operation on the consolidated condensed statements of income for all periods presented. Consistent with historical procedures, the component of discontinued operations that meet the definition of restructuring charges are reflected in the corporate segment while those amounts related to the standard operations is reflected in the capital markets segment. In third quarter 2009, a $10.2 million loss was included in discontinued operations compared with a $1.7 million loss in 2008. Discontinued operations in third quarter 2009 primarily includes a $14.0 million pre-tax ($9.0 million after-tax) goodwill impairment.
ASSET QUALITY
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The allowance for loan losses includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail and commercial loans, both determined in accordance with the Topic relating to Contingencies (ASC 450-20-50). The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics. Also included are reserves, determined in accordance with the Receivables Topic (ASC 310-10-45), for loans determined by management to be individually impaired.
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan and lease losses (ALLL) at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Analytical models based on loss experience adjusted for current events, trends, and economic conditions are used by management to determine the amount of provision to be recognized and to assess the adequacy of the loan loss allowance. The provision for loan losses decreased 46 percent to $185.0 million in third quarter 2009 from $340.0 million in third quarter 2008 primarily as result of the wind down of the national portfolios.
Net Charge-Offs
Net charge offs increased to $201.7 million in third quarter 2009 from $154.7 million in 2008 and the net charge off ratio was 424 basis points in 2009 compared to 284 basis points in 2008. All portfolios reflected increased net charge-offs compared to third quarter 2008 with the exception of the Residential CRE (Homebuilder and Condominium Construction) and One-time Close (OTC) construction portfolios which have experienced improvement as FHN continues to wind down the national portion of these portfolios.
While total charge-offs increased due to adverse economic conditions, FHN’s methodology of charging down collateral dependent commercial loans to net realizable value (NRV) also impacted charge-off trends, especially in comparison to applicable ALLL. Generally, classified nonaccrual loans over $1 million are deemed to be individually impaired in accordance with ASC 310-10-45 and are assessed for impairment measurement. A majority of these loans (generally commercial loans over $1 million that are not expected to pay all contractually due principal and interest) are included in the Commercial Real Estate portfolios. When impairment is detected, loans are then written down to the fair value of the underlying collateral, less costs to sell (net realizable value). Fair value is based on recent appraisals of collateral. Collateral values are monitored and further charge-offs are taken if it is determined that the collateral values have continued to decline.
Also impacting increased charge-offs related to individually impaired loans are the significant declines in collateral values experienced due to the prevailing real estate market conditions. Therefore, charge-offs are not only higher due to the increased credit deterioration related to these loans, but also due to the increased rate at which loans are charged down to net realizable value because of rapidly declining collateral values. Net charge-offs related to collateral dependent individually impaired loans were $60.0 million or 30 percent of total net charge-offs during the third quarter of 2009. Because of the accelerated recognition of impairment of these loans, the elevated charge-offs decrease the ALLL. Compression occurs in the ALLL to net charge-offs ratio as the ALLL is generally not replenished for charge-offs related to individually impaired collateral dependent loans because reserves are not carried for these loans.
Additionally, OTC loans are generally written down to appraised value if, when the loan becomes 90 days past due or is considered substandard, recently obtained appraisals indicate a decline in fair value. Subsequent charge downs are taken thereafter in accordance with regulatory guidelines. In third quarter 2009, net charge-offs related to OTC loans were $34.4 million, approximately 17 percent of total net charge-offs.
Nonperforming Assets
As included in Table 7, nonperforming loans (NPLs) in the loan portfolio were $1.1 billion on September 30, 2009, compared to $.9 billion on September 30, 2008. The ratio of NPLs to total loans was 5.87 percent on September 30, 2009, and 4.12 percent on September 30, 2008. In the commercial portfolio, the increase in NPLs is primarily attributable to deterioration Income-producing Commercial Real Estate (income CRE) portfolios. NPLs in the Income CRE portfolio increased $124.7 million to $200.5 million, accounting for over half of the increase. NPLs in the Commercial and Industrial (C&I) portfolio increased $67.1 million to $147.1 million. Generally, the continued adverse economic conditions have affected the Income CRE and C&I portfolios.
For the consumer portfolios, nonperforming permanent mortgages increased $64.4 million to $96.2 million and OTC nonperforming loans experienced a decrease of $67.8 million to $280.0 million. Both portfolios are under stress due to the prolonged downturn in the housing market, however, OTC’s improvement primarily relates to the proactive efforts of management to address problem asset resolution in construction lending.
Nonperforming assets were $1.2 billion on September 30, 2009, compared to $1.0 billion on September 30, 2008. The nonperforming assets ratio was 6.38 percent on September 30, 2009 and 4.63 percent last year. Foreclosed assets declined when compared to third quarter 2008 as 2009 included higher levels of overall asset reductions from disposition activity as well as fair value adjustments to reflect current market conditions. Foreclosed assets are recognized at net realizable value, including estimated costs of disposal at foreclosure.

While nonperforming asset levels are expected to flatten or slightly decrease over the next few quarters, the NPA ratio will continue to remain elevated throughout the current economic downturn as total loan balances continue to decline.
The ratio of ALLL to NPLs in the loan portfolio increased to 0.87 times in third quarter 2009 compared to 0.85 times in third quarter of 2008. While nonperforming loans increased from the same period last year, a portion of these loans does not carry reserves. As of September 30, 2009, the total amount of individually impaired commercial loans was $604.0 million. The individually impaired loans carried at NRV and that do not carry reserves were $559.8 million on September 30, 2009. The individually impaired loans mentioned above that are charged down to NRV represent 51 percent of nonperforming loans in the loan portfolio as of September 30, 2009. This approach compresses the ALLL to nonperforming loans ratio because individually impaired loans are included in nonperforming loans, but reserves for these loans are not carried in the ALLL. Residential CRE loans were $307.4 million or 51 percent of all individually impaired loans while the remainder is included in the C&I and Income CRE portfolios. Additionally, charged-down OTC loans are included in nonperforming loans. As of September 30, 2009, OTC loans accounted for 25 percent of nonperforming loans in the loan portfolio. The ALLL related to OTC loans was $109.3 million which provides a coverage ratio of 30 percent for inherent losses in the remainder of that portfolio. Because of the methodologies described above, the ALLL to NPL ratio is negatively impacted. Nonperforming loans in the loan portfolio for which reserves are actually carried were approximately $361.0 million as of September 30, 2009.
Potential Problem Assets
Potential problem assets in the loan portfolio, which are not included in nonperforming assets, represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified substandard. Potential problem assets were $1.7 billion on September 30, 2009, up from $1.0 billion on September 30, 2008. The significant increase in potential problem assets primarily reflects downward credit grading and deterioration in the commercial portfolio largely due to the current economic environment. Also, loans 90 days past due increased $61.6 million to $126.8 million driven by increases in problem loans in the consumer real estate portfolios. However, loans 30 to 89 days past due decreased to $308.3 million on September 30, 2009, from $423.6 million on September 30, 2008. Commercial loans 30-89 days past due decreased 38 percent as a result of more effective portfolio management and consumer loans 30-89 days past due decreased 14 percent, lead by a reduction in the OTC portfolio. The current expectation of losses from both potential problem assets and loans 30 to 89 days past due has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
While asset quality is expected to remain stressed in the near term due to the expectation that economic conditions and the housing industry will remain weakened for the foreseeable future, overall asset quality performance has begun to stabilize. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of this MD&A discussion. Table 7, Asset Quality Information, provides summary asset quality data referred to in the previous paragraphs and Table 8, Asset Quality by Portfolio, provides various asset statistics based on FHN’s internal loan classification.

Table 7 - Asset Quality Information

	Three months ended September 30
(Dollars in thousands)	2009	2008

Allowance for loan losses:
Beginning balance on June 30	$961,482	$575,149
Provision for loan losses	185,000	340,000
Charge-offs	(212,561)	(160,200)
Recoveries	10,844	5,507

Ending balance on September 30	$944,765	$760,456

Reserve for off-balance sheet commitments	20,308	19,109
Total allowance for loan losses and reserve for off-balance sheet commitments	$965,073	$779,565

	September 30
Nonperforming Assets by Segment	2009	2008

Regional Banking:
Nonperforming loans	$252,763	$133,138
Foreclosed real estate	16,189	32,078

Total Regional Banking	268,952	165,216

Capital Markets:
Nonperforming loans	103,463	27,284
Foreclosed real estate	1,516	600

Total Capital Markets	104,979	27,884

National Specialty Lending:
Nonperforming loans	662,695	718,624
Foreclosed real estate	60,605	57,251

Total National Specialty Lending	723,300	775,875

Mortgage Banking:
Nonperforming loans including held for sale (a)	100,799	20,930
Foreclosed real estate	22,459	25,589

Total Mortgage Banking	123,258	46,519

Total nonperforming assets	$1,220,489	$1,015,494

Total loans, net of unearned income	$18,524,685	$21,601,898
Insured loans	(398,937)	(652,051)

Loans excluding insured loans	$18,125,748	$20,949,847

Foreclosed real estate from GNMA loans	10,619	35,943
Potential problem assets (b)	1,693,310	1,023,065
Loans 30 to 89 days past due	308,337	423,593
Loans 30 to 89 days past due - guaranteed portion (c)	148	67
Loans 90 days past due	126,843	65,233
Loans 90 days past due - guaranteed portion (c)	198	232
Loans held for sale 30 to 89 days past due	32,987	45,959
Loans held for sale 30 to 89 days past due - guaranteed portion (c)	32,987	45,959
Loans held for sale 90 days past due	46,792	54,354
Loans held for sale 90 days past due - guaranteed portion (c)	42,073	50,187
Off-balance sheet commitments (d)	$5,537,238	$6,746,309

Allowance to total loans	5.10%	3.52%
Allowance to nonperforming loans in the loan portfolio	0.87x	0.85x
Allowance to loans excluding insured loans	5.21%	3.63%
Allowance to annualized net charge-offs	1.17x	1.23x
Nonperforming assets to loans and foreclosed real estate (e)	6.38%	4.63%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	5.87%	4.12%
Total commercial net charge-offs (f)	3.68%	2.88%
Retail real estate net charge-offs (f)	4.84%	2.72%
Other retail net charge-offs (f)	3.71%	6.42%
Credit card receivables net charge-offs (f)	6.15%	4.70%
Total annualized net charge-offs to average loans (f)	4.24%	2.84%

(a) Third quarter 2009 and 2008 includes $68,507 and $11,829 of loans held-to-maturity, respectively.
(b) Includes 90 days past due loans.
(c) Guaranteed loans include FHA, VA, student, and GNMA loans repurchased through the GNMA repurchase program.
(d) Amount of off-balance sheet commitments for which a reserve has been provided.
(e) Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(f) Net charge-off ratio is annualized net charge offs divided by quarterly average loans, net of unearned income.

Table 8 - Asset Quality by Portfolio

	September 30
	2009		2008

Key Portfolio Details
Commercial (C&I & Other)
Period-end loans ($ millions)	$6,899		$7,618

30+ Delinq. % (a)	1.25%		1.15%
NPL %	2.13		1.05
Charge-offs % (qtr. annualized)	2.48		1.64

Allowance / Loans %	3.78%		2.29%
Allowance / Charge-offs	1.48	x	1.41	x

Income CRE (Income-producing Commercial Real Estate)
Period-end loans ($ millions)	$1,845		$2,038

30+ Delinq. % (a)	2.19%		3.47%
NPL %	10.87		3.72
Charge-offs % (qtr. annualized)	3.46		0.24

Allowance / Loans %	8.29%		3.73%
Allowance / Charge-offs	2.37	x	15.48	x

Residential CRE (Homebuilder and Condominium Construction)
Period-end loans ($ millions)	$835		$1,480

30+ Delinq. % (a)	4.15%		5.73%
NPL %	42.35		23.64
Charge-offs % (qtr. annualized)	13.41		11.95

Allowance / Loans %	9.17%		7.55%
Allowance / Charge-offs	0.62	x	0.58	x

Consumer Real Estate (Home Equity Installment and HELOC)
Period-end loans ($ millions)	$7,148		$7,830

30+ Delinq. % (a)	2.28%		1.49%
NPL %	0.14		0.07
Charge-offs % (qtr. annualized)	3.04		1.41

Allowance / Loans %	3.21%		1.58%
Allowance / Charge-offs	1.04	x	1.12	x

OTC (Consumer Residential Construction Loans)
Period-end loans ($ millions)	$362		$1,202

30+ Delinq. % (a)	4.00%		4.92%
NPL %	77.37		28.94
Charge-offs % (qtr. annualized)	29.87		12.29

Allowance / Loans %	30.21%		20.16%
Allowance / Charge-offs	0.79	x	1.46	x

Permanent Mortgage
Period-end loans ($ millions)	$1,113		$1,080

30+ Delinq. % (a)	8.09%		7.38%
NPL %	8.65		2.94
Charge-offs % (qtr. annualized)	6.27		0.22

Allowance / Loans %	9.06%		1.17%
Allowance / Charge-offs	1.46	x	5.48	x

Credit Card and Other
Period-end loans ($ millions)	$323		$354

30+ Delinq. % (a)	2.13%		2.08%
NPL %	-		-
Charge-offs % (qtr. annualized)	5.00		5.30

Allowance / Loans %	4.57%		5.52%
Allowance / Charge-offs	0.91	x	1.06	x

Loans are expressed net of unearned income. All data is based on internal loan classification.
(a) 30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

STATEMENT OF CONDITION REVIEW
EARNING ASSETS
Earning assets consists of loans, investment securities, trading securities, loans held for sale, and other earning assets. Earning assets averaged $24.2 billion and $29.6 billion in third quarter 2009 and third quarter 2008, respectively.
Loans
Average loans were $19.0 billion in third quarter 2009 compared to $21.8 billion in third quarter 2008, a decline of 13 percent from last year. The decrease was primarily driven by declines in both commercial and consumer construction portfolios as FHN discontinued loan origination through its national lending channel. C&I loans declined $.4 billion from prior year as new loan demand has been soft. Average commercial and consumer real estate construction portfolios each declined by $.9 billion. The commercial real estate portfolio (Income CRE) was relatively flat compared with 2008. Additionally, consumer real estate loans (mainly HELOC and home equity loans) declined $.5 billion driven by effort to reduce national portfolios. Average loans represented 79 percent of average earning assets in third quarter 2009 and 74 percent in third quarter 2008. Additional loan information is provided in Table 9 – Average Loans and Note 4 – Loans.
The commercial and consumer construction and national home equity portfolios are expected to continue to contract due to conditions in the housing market and FHN’s strategic goal to reduce real estate concentrations in general. It is expected that average loans will continue to decline in the near-term due to limited loan demand and as the national portfolios continue to wind-down.
Table 9 - Average Loans

	Three months ended September 30
		Percent	Percent		Percent
(Dollars in millions)	2009	of Total	Change	2008	of Total

Commercial:
Commercial, financial and industrial	$7,116.0	37%	(5.5)%	$7,530.7	35%
Real estate commercial (a)	1,536.0	8	2.6	1,497.8	6
Real estate construction (b)	1,245.6	7	(42.4)	2,162.8	10

Total commercial	9,897.6	52	(11.6)	11,191.3	51

Retail:
Real estate residential (c)	7,674.4	40	(6.0)	8,166.3	38
Real estate construction (d)	460.7	2	(65.9)	1,350.1	6
Other retail	127.5	1	(8.1)	138.8	1
Credit card receivables	186.8	1	(3.5)	193.5	1
Real estate loans pledged against other collateralized borrowings (e)	676.3	4	(6.3)	721.8	3

Total retail	9,125.7	48	(13.7)	10,570.5	49

Total loans, net of unearned	$19,023.3	100%	(12.6)%	$21,761.8	100%

(a) Includes nonconstruction income property loans and land loans not involving development.
(b) Includes homebuilder, condominium, and income property construction and land development loans.
(c) Includes home equity lines of credit (average for third quarter 2009 and 2008 - $3.7 billion and $3.8 billion, respectively).
(d) Includes one-time close product.
(e) Includes on-balance sheet securitizations of home equity loans.
Loans Held for Sale
Loans held for sale consists of the mortgage warehouse, student, small business, and home equity loans. During third quarter 2009 loans held for sale averaged $470.6 million, a decrease of 76 percent, or $1.5 billion from third quarter 2008. The majority of the decrease relates to the mortgage warehouse which contracted by $1.5 billion as a result of the sale of the national mortgage origination platform to MetLife in third quarter 2008.

Other Earning Assets
Trading securities decreased from $1.7 billion in 2008 to $1.0 billion in 2009 primarily as a result of capital markets’ continued efforts to manage trading portfolio levels and also due to current market conditions. Additionally federal funds sold and securities repurchase agreements decreased $.7 billion from $1.2 billion in third quarter 2008. Average federal funds sold declined as result of a reduction in short-term lending to correspondent banks and securities repurchase agreements declined consistent with capital markets’ trading portfolio. Interest-bearing cash increased $.4 billion as Federal Reserve deposits converted to interest-bearing accounts in the fourth quarter 2008.
Noninterest-Bearing Assets
The strategic balance sheet reduction also contributed to a $.7 billion decline in MSR. In third quarter 2008, FHN sold servicing rights on $19.1 billion of first lien mortgage loans representing approximately $.2 billion of MSR. Additionally, FHN has completed a series of bulk sales to further reduce the amount of servicing rights on the balance sheet.
Deposits/Other Sources of Funds
Core deposits increased 9 percent or $1.1 billion and averaged $13.3 billion as FHN has focused on growing this low cost funding source, Average short-term purchased funds decreased to $6.2 billion in third quarter 2009 from $11.2 billion in third quarter 2008 driven by a $3.4 billion decline in Federal Home Loan Bank borrowings primarily as a result of the contracting balance sheet. Federal Reserve Bank borrowings declined $.5 billion and federal funds borrowings were relatively flat when compared with third quarter 2008. Average long-term borrowings decreased by $2.8 billion consistent with balance sheet contraction as long term bank notes matured or were repurchased and extendable notes were not renewed.
Financial Summary (Comparison of first nine months of 2009 to first nine months of 2008)
FHN reported a net loss available to common shareholders of $258.8 million or $1.19 per diluted share for the nine months ended September 30, 2009. The net loss available to common shareholders was $136.3 million or $.74 per diluted share in 2008. For the nine months ended September 30, 2009, return on average common equity and return on average assets were negative 14.46 percent and negative 0.96 percent, respectively. Return on average common equity and return on average assets were negative 7.35 percent and negative 0.48 percent for the nine months ended September 30, 2008.
For the first nine months of 2009, total revenues were $1.6 billion; a decrease of 13 percent compared to $1.8 billion for the nine months ended 2008. Net interest income declined $103.6 million to $586.6 million primarily as average earning assets declined $5.4 billion from 2008. Noninterest income for the first nine months of 2009 decreased to $987.3 million from $1.1 billion in 2008.
Capital markets noninterest income increased by 60 percent to $514.1 million in 2009 from $320.5 million a year ago due to increased demand for fixed income securities resulting from market volatility and illiquidity during the first nine months of 2009. A $36.2 million LOCOM adjustment taken on the trust preferred warehouse in 2008 also contributed to the year over year increase in capital markets noninterest income. These loans were transferred to the loan portfolio in the second quarter of 2008.
Loan sale and securitization income increased from a loss of $7.8 million for the nine months ended September 30, 2008, to a gain of $3.7 million in 2009. A decline in residual values from prior consumer loan securitizations of $7.2 million negatively impacted loan sale and securitization income in 2008.
In 2008, FHN incurred an $18.9 million loss on divestitures, $17.5 million of which was related to the divestiture of certain mortgage banking operations in third quarter 2008. There were no similar repositioning charges that reduced 2009 noninterest income.
Mortgage banking income was $190.4 million for the nine months ended September 30, 2009, compared to $437.9 million for nine months ended September 30, 2008. In third quarter 2008, FHN sold the national mortgage origination and servicing platform to MetLife. As a result, origination and servicing income is significantly lower in 2009 when compared to the first nine months of 2008. The nine-month period ended September 30, 2009, included $1.1 million of transaction costs related to MSR bulk sales considered restructuring charges while the same period in 2008 included $12.7 million.
Servicing income decreased to $165.1 million in the nine months of 2009 from $192.6 million primarily due to a decline in gross servicing fees as a result of a decline in the size of the mortgage servicing portfolio. Positive net hedging results were higher in 2009 when compared with 2008 as a result of wider spreads between swap and mortgage rates due to positive convexity in the first quarter 2009. Additionally, the negative effect of MSR runoff was less significant in 2009.

Origination income declined significantly to $22.9 million for the nine months ended September 30, 2009, a decrease from $238.0 million. In 2009, origination income primarily includes origination activity related to the regional banking footprint and fair value adjustments on the remaining warehouse. In 2009, income from origination activity within the regional banking footprint was $20.4 million and unhedged negative fair value adjustments to the remaining mortgage warehouse were approximately $5 million.
The net securities loss in 2009 was $.3 million compared to a net gain of $64.8 million gain in 2008. The net securities gain in 2008 was due to the redemption of shares in connection with Visa Inc.’s initial public offering. Fees from deposit and cash management activities declined $12.6 million driven by a decrease in the retail NSF fees as a result of lower transaction volumes. Trust fees were down $4.3 million from 2008 as market values of the managed trust accounts declined and insurance commissions were down $2.9 million.
Other noninterest income declined $28.4 million to $115.6 million in 2009. In 2008, debt repurchase gains were $31.5 million compared with $12.9 million in 2009. Generally, all other noninterest income categories declined from 2008 reflecting decreases in BOLI income and brokerage commission consistent with general market declines and other declines resulting from FHN’s focus on core businesses. $8.5 million of the decline in other noninterest income is the result of higher repurchase losses related to prior HELOC and second lien loan sales when compared with 2008. The exception was deferred compensation income which increased $17.6 million from the prior year. Deferred compensation is affected by market conditions and is mirrored by an increase in deferred compensation expense.
Provision expense for loan losses decreased by $55.0 million for the nine months ended September 30, 2009, from $800.0 million in the nine months of 2008 reflecting asset quality improvements as the national portfolios continue to wind down.
Noninterest expense decreased to $1.2 billion for the nine months ended September 30, 2009, from $1.3 billion in 2008. In the nine-month period ended September 30, 2009, personnel expense was $614.3 million compared to $755.4 million in 2008, a reduction of $141.1 million. The decline was driven by mortgage banking headcount reduction from the sale of the national mortgage and servicing platforms to MetLife which was partially negated by an increase in capital market’s production. Additionally, severance costs included in restructuring, repositioning, and efficiency initiatives declined by $19.3 million from the prior year.
Occupancy, equipment rental and depreciation, communications and courier, and other operational costs decreased a combined $74.2 million from 2008 as a result of the sale of national mortgage origination and servicing platforms to MetLife including a $12.3 million decline related to restructuring, repositioning, and efficiency initiatives.
Partially offsetting the decreases noted above was an increase of $116.6 million in other expenses. This increase is a result of a combination of various items. Provision for mortgage banking foreclosure and repurchases related to legacy originations increased $58.3 million and losses on OREO valuation adjustments and dispositions increased $39.8 million from 2008. FDIC premiums, including the 2009 special assessment were up $27.4 million in 2009. Other expenses increased by $22.5 million during the nine month period ended September 30, 2009, compared to September 30, 2008. The increase in other expense was affected by processing costs related to the regional banking mortgage origination business, charges related to the increase in reinsurance reserves, and a decline in net reversals of the Visa contingent liability from 2008.
Income taxes for the nine months ended September 30, 2009, were primarily affected by the effective tax rate as well as permanent tax credits. The tax rate for the nine-month period ended September 30, 2008, cannot be compared to that of 2009 due to the level of pre-tax income. 2008 was positively impacted by favorable state tax settlements while 2009 was affected by the surrender of a BOLI contract resulting in a negative $8.4 million tax effect.
BUSINESS LINE REVIEW
Regional Banking
Total revenues for the nine-month period were $611.5 million, a decrease of 5 percent from $646.9 million in 2008. Net interest income decreased slightly to $372.5 million through September 30, 2009, from $379.0 million in 2008. Noninterest income decreased $28.9 million to $239.1 million during the first nine months of 2009. Generally, there were broad-based declines in all fee income items including trust fees, insurance premium, and annuity income. However, income from deposit service charges experienced the largest decline as fees were down $13.3 million from the prior year primarily from lower consumer NSF fees due to a decrease in transaction volumes.
Provision expense for loan losses decreased $11.0 million in 2009 from $222.9 million in 2008 reflecting proactive recognition and management of problem assets. Noninterest expense increased to $506.5 million in 2009 compared to $446.9 million in 2008. The increase is primarily a result of expenses including higher FDIC premiums, including the 2009 special assessment, increased credit and technology-related costs, and a charge related to employee life insurance benefits.

Capital Markets
Total revenues for 2009 increased to $589.7 million compared to $386.7 million for same period in 2008. Net interest income was $69.2 million in 2009, an increase of $10.3 million from 2008. The increase in net interest income is largely due to higher spreads on the correspondent banking loan portfolio.
Fixed income revenue increased to $487.6 million in 2009 from $337.3 million in 2008 as production increased reflecting the benefits of Capital Markets’ extensive distribution network combined with favorable market conditions and illiquidity experienced during 2009. Other revenue increased to $32.9 million from a loss of $9.5 million in 2008 as the prior year included a $36.2 million LOCOM negative adjustment on the trust preferred warehouse. Provision for loan losses was $89.3 million in 2009 compared to $72.0 million in 2008 reflecting incremental deterioration in the bank holding company and trust preferred loan portfolios. Noninterest expense was $334.1 million, an increase of $66.0 million from $268.1 million in 2008. The increase is primarily driven by higher variable personnel costs as a result of increased fixed income revenue in 2009.
National Specialty Lending
Total revenues for the nine months ended September 30, 2009 were $84.7 million compared to $142.9 million in 2008. Net interest income was $94.3 million in 2009 compared to $152.9 million in 2008, contributing to substantially all of the decline in revenues. The drop in net interest income is primarily due to an increase in nonaccrual loans and the wind-down of the national construction and home equity portfolios. Provision for loan losses decreased to $444.5 million in 2009 compared to $498.0 million in 2008, reflecting the effect of the wind-down of the national residential construction portfolios.
Noninterest income was a loss of $9.6 million for 2009 compared to a loss of $9.9 million in 2008. The nine months of 2009 reflected increased charges related to higher estimated repurchase activity from prior consumer loan sales. Repurchase costs were lower in 2008 but the prior year reflected a negative fair value adjustment to the residual interests retained from prior consumer loan sales. Noninterest expense rose to $101.1 million in 2009 compared to $82.1 million in 2008. The increase was attributable to an increase in foreclosure losses, the 2009 FDIC special assessment, and credit-related costs. These increases were partially mitigated by declines in personnel, occupancy, and other operational costs as a result of the wind down of operations.
Mortgage Banking
Total revenues for the nine months ended September 30, 2008, were $230.8 million compared to $557.9 million in 2008. Net interest income declined $64.2 million to $29.6 million consistent with the decline in the size of the mortgage warehouse. Noninterest income was $201.2 million in 2009 compared to $464.0 million in 2008 principally from decreased origination income. Provision for loan losses was minimal in 2009 compared with $7.1 million in 2008 reflecting improved performance of the permanent mortgage portfolio in this segment.
Servicing income decreased to $165.1 million in the nine months of 2009 from $192.6 million primarily due to a decline in gross servicing fees as a result of a decline in the size of the mortgage servicing portfolio. Positive net hedging results were higher in 2009 when compared with 2008 as a result of wider spreads between swap and mortgage rates due to positive convexity in the first quarter 2009. Additionally, the negative effect of MSR runoff was less significant in 2009.
Origination income declined significantly to $22.9 million for the nine months ended September 30, 2009, a decrease from $238.0 million. In 2009, origination income primarily includes origination activity related to the regional banking footprint and fair value adjustments on the remaining warehouse. In 2009, income from origination activity within the regional banking footprint was $20.4 million and unhedged positive fair value adjustments to the remaining mortgage warehouse were approximately $5 million.
Noninterest expense in 2009 was $159.2 million compared to $389.7 million for the nine months ended September 30, 2008. Nearly all noninterest expense categories decreased as a result of the sale of national mortgage origination and servicing platforms in 2008. The exceptions were increased foreclosure and repurchase provision related to legacy originations, a rise in charges to increase the reserve related to reinsurance contracts, and an increase in contract employment expenses to facilitate transition of remaining operational tasks after the sale to MetLife. In 2009, the provision for foreclosure and repurchase obligations was $67.1 million compared with $8.8 million in 2008. Additionally, losses related to reinsurance contracts were $23.4 million in 2009 compared with $10.1 million in 2008 and contract employment costs increased $5.8 million to $17.5 million in 2009.
Corporate
Total revenues for the nine months ended September 30, 2009, were $57.2 million compared to $79.8 million in 2008, primarily a result of the Visa securities gain in the prior year. Net interest income for 2009 was $21.0 million, a $15.4 million increase over 2008. The increase in net interest income is primarily a result of a decrease in funding costs.

Noninterest income, excluding net securities gains, increased to $36.4 million in 2009 compared to $9.5 million in 2008. Gains on the repurchase of debt were $12.9 million in 2009 compared with $31.5 million in 2008. Also, deferred compensation income increased $17.6 million which is mirrored by an offset in personnel expense. Noninterest income in 2008 included $12.7 million in transaction costs related to mortgage servicing sales that are reflected in restructuring charges.
Noninterest expense declined to $59.4 million in the first nine months of 2009 compared to $73.1 million in the nine months of 2008. Charges recorded in noninterest expense related to restructuring, repositioning, and efficiency initiatives decreased $43.8 million to $5.4 million in 2009 compared to $49.2 million in 2008. The decline in restructuring charges was somewhat offset by an increase in deferred compensation expense (mirrored by increase in deferred compensation income) and a decline in net reversals in the Visa contingent liability. Additionally, $14.2 million of restructuring charges (primarily includes a $14.0 million goodwill impairment) are included in discontinued operations and relates to the agreement to sell Capital Markets’ institutional equity research business.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets.
Average equity increased to $3.4 billion in third quarter 2009 from $3.0 billion in third quarter 2008. Period-end equity was $3.4 billion on September 30, 2009, an increase of 17 percent from third quarter 2008. The increase in average and period-end equity is primarily a result of FHN’s participation in the UST’s Capital Purchase Program (CPP) that generated $866.5 million of proceeds through the issuance of preferred stock and a common stock warrant. The capital increase due to participation in the CPP more than offset the negative effect of net losses reflected in retained earnings. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal, regulatory, and CPP constraints.

Table 10 - Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs

2009
July 1 to July 31	2	$12.05	2	39,698
August 1 to August 31	-	NA	-	39,698
September 1 to September 30	-	NA	-	39,698

Total	2	$12.05	2

Compensation Plan Programs:
-	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The authority has been increased to reflect the stock dividends distributed through July 1, 2009. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On September 30, 2009, the maximum number of shares that may be purchased under the program was 31.5 million shares.
Other Programs:
-	On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010. The authority has been increased to reflect the stock dividends distributed through July 1, 2009. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory constraints. This authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated. On September 30, 2009, the maximum number of shares that may be purchased under the program was 8.2 million shares. Until the third anniversary of the sale of the preferred shares issued in the CPP, FHN may not repurchase common or other equity shares (subject to certain limited exceptions) without the UST’s approval.
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent and 5 percent, respectively. As of September 30, 2009, and September 30, 2008, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7 – Regulatory Capital.
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
The Compensation Committee, General Counsel, Chief Risk Officer, EVP Human Resources, and Chief Credit Officer convene periodically, as required by the U.S. Treasury’s Troubled Asset Relief Program (TARP), to review and assess key business risks and the relation of those risks to compensation plans across the company. A comprehensive review was conducted with the Compensation Committee of the Board of Directors during third quarter 2009.
MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
Given the significant current uncertainties that exist within the housing and credit markets, it is anticipated that the remainder of 2009 continuing into 2010 will be challenging for FHN. While the ongoing reduction of mortgage banking operations is expected to significantly decrease sensitivity to market pricing uncertainty, FHN will continue to be affected by market factors as it addresses the remaining mortgage loan warehouse and attempts to reduce the remaining servicing portfolio. Despite the significant reduction of mortgage banking operations, the current economic downturn could increase borrower defaults resulting in elevated loan loss provision, foreclosure and loan repurchase obligations, and losses as FHN attempts to reduce the amount of foreclosed assets. As difficulties in the credit markets persist, FHN will continue to adapt its liquidity management strategies. Further deterioration of general economic conditions could result in increased credit costs depending on the length and depth of this market cycle.
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
As a result of the MetLife transaction, mortgage banking origination activity was significantly reduced in periods after third quarter 2008 as FHN focuses on origination within its regional banking footprint. Accordingly, the following discussion of pipeline and warehouse related derivatives is primarily applicable to reporting periods occurring through third quarter 2008. In certain cases, derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates. As discussed in Critical Accounting Policies, derivative financial instruments are used by mortgage banking for two purposes. First, forward sales contracts and futures contracts are used to protect against changes in fair value of the pipeline and mortgage warehouse, primarily used from the time an interest rate is committed to the customer until the mortgage is sold into the secondary market due to increases in interest rates. Second, interest rate contracts, forward sales contracts, and futures contracts, are utilized to protect against MSR prepayment risk that generally accompanies declining interest rates. As interest rates fall, the value of MSR should decrease and the value of the servicing hedge should increase. The converse is also true.
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
Core deposits are a significant source of funding and have been a stable source of liquidity for banks. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits were temporarily increased to $250 thousand per account owner through 2013. Total loans, excluding loans held for sale and real estate loans pledged against other collateralized borrowings, to core deposits ratio was 138 percent in third quarter 2009 and 170 percent in third quarter 2008. Should loan growth exceed core deposit growth, alternative sources of funding loan growth may be necessary in order to maintain an adequate liquidity position. The ratio is expected to continue to decline as the national loan portfolios decrease.
In 2005, FTBNA established a bank note program providing additional liquidity of $5.0 billion. On September 30, 2009, $.9 billion was outstanding through the bank note program with $.1 billion scheduled to mature in the fourth quarter of 2009. During 2008 and continuing into 2009, market and other conditions have been such that FTBNA has not been able to utilize the bank note program, and instead has obtained less credit sensitive sources of funding including secured sources such as the TAF program. FTBNA expects that its inability to use the bank note program will continue for some time, and cannot predict when that inability will end.
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
Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $416 million at September 30, 2009. Earnings (or losses) and dividends declared during 2009 will change the amount available during 2009 until December 31.

FTBNA has requested approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in January 2010. FTBNA has not requested approval to pay common dividends to its sole common stockholder, FHN. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity and other needs. Under the terms of the CPP, FHN is not permitted to increase its cash common dividend rate for a period of three years from the date of issuance without permission of the Treasury. At the time of the preferred share and common stock warrant issuance, FHN did not pay a common cash dividend.
On October 20, 2009, the Board declared a dividend in shares of common stock at a rate of 1.4971% to be distributed on January 2, 2010 to shareholders of record on December 11, 2009. The Board intends to reinstate a cash dividend at an appropriate and prudent level once earnings and other conditions improve sufficiently, consistent with legal, regulatory, CPP, and other constraints. The Board has also approved the payment of the 5% (annualized) dividend on the CPP preferred payable on November 16, 2009.
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2009, and 2008. In 2009, positive cash flows from investing and operating activities were exceeded by negative cash flows from financing activities, primarily as a result of deceases in long-term debt and short-term borrowings. The decline in long-term debt and short-term borrowings is primarily a result of reduced funding requirements due to the contracting balance sheet. In 2009, net cash provided by investing and operating activities were $2.7 billion, and $.7 billion, respectively, which was more than offset by $3.7 billion negative cash flows from financing activities.
Positive cash flows from investing activities were primarily affected by a $2.1 billion decrease in loans attributable to the wind-down of the national construction and consumer portfolios. Cash provided by operating activities was $.7 billion compared with $3.0 billion in 2008. Net cash provided by operating activities in 2008 resulted from a significant decline in loans held for sale due to the sale of national mortgage origination offices. Net cash provided by investing activities resulted from a large decline in the loan portfolio as FHN continues to wind down the national portfolios. Negative cash flows from financing activities were due to a reduction of funding from short-term borrowings and also maturities on long-term debt and is consistent with balance sheet contraction.
Negative cash flows in 2008 were attributable to financing activities largely due to a decline in deposits of $2.8 billion. This decline was due to increased competition for deposits, but also resulted from the loss of escrow deposits upon completion of the sale of the national mortgage origination and servicing platforms in third quarter 2008. Additionally, long-term debt maturities were $1.4 billion which also impacted negative cash flows. Positive cash flows from operating activities were $2.9 billion and primarily resulted from a decline in loans held for sale. The mortgage warehouse declined significantly in 2008 as FHN discontinued originating mortgage loans through the national platform. Cash flows from investing activities in 2008 were $.5 billion and primarily relate to a decline in the loan portfolio and a slight reduction in the available for sale securities portfolio.
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
FHN’s use of government agencies as an efficient outlet for mortgage loan production was an essential source of liquidity for FHN and other participants in the housing industry in recent years. The use of origination and subsequent sale or securitization of these loans to government agencies has significantly declined due to FHN’s sale of national mortgage origination offices in third quarter 2008. During third quarter 2008, approximately $4.2 billion of conventional and federally insured mortgage loans were securitized and sold by FHN through these investors. There were no sales or securitizations of mortgage loans to government agencies in third quarter 2009.

Historically, certain of FHN’s originated loans, including non-conforming first-lien mortgages, second-lien mortgages and HELOC did not conform to the requirements for sale or securitization through government agencies. FHN pooled and securitized these non-conforming loans in proprietary transactions. After securitization and sale, these loans were not reflected on the Consolidated Condensed Statements of Condition. These transactions, which were conducted through single-purpose business trusts, were an efficient way for FHN to monetize these assets. On September 30, 2009 and 2008, the outstanding principal amount of loans in these off-balance sheet business trusts was $19.3 billion and $23.0 billion, respectively. FHN has substantially reduced its origination of these loans in response to disruptions in the credit markets and did not execute a securitization of these loans in 2008 and through the third quarter of 2009. Given the historical significance of FHN’s origination of non-conforming loans, the use of single-purpose business trusts to securitize these loans was an important source of liquidity to FHN. See Note 13 – Loan Sales and Securitizations for additional information.
FHN has also sold HELOC and second-lien mortgages without recourse through whole loan sales. In third quarter 2009, FHN settled a substantial portion of its repurchase obligations through an agreement with the primary purchaser of HELOC and second lien loans that were previously transferred through whole loan sales. This settlement included the transfer of retained servicing rights associated with the applicable prior second lien and HELOC loan sales. On September 30, 2008, the outstanding principal balance of these HELOC and second-lien mortgages was $1.0 billion and $2.0 billion, respectively. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans excluded from the above settlement for which there is a breach of warranties provided to the buyers. The remaining repurchase obligation is minimal reflecting the settlement discussed above.
A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. No new reinsurance arrangements have been initiated after 2008. In third quarter 2009, FHN agreed to settle certain of its reinsurance obligations with a primary insurer, resulting in a decrease in the reserve balance and the associated trust assets. As of September 30, 2009, FHN has reserved $44.5 million for its estimated liability under the reinsurance arrangements. In accordance with the terms of the contracts with the primary insurers, as of September 30, 2009, FHN has placed $46.9 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements.
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
CAPITAL MANAGEMENT
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets. Management’s Capital Management committee, chaired by the Executive Vice President of Funds Management and Corporate Treasurer, is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. The committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The committee also recommends capital management policies, which are submitted for approval to the Enterprise-wide Risk/Return Management Committee and the Board.
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
FHN has a significant concentration of loans secured by residential real estate (51 percent of total loans) primarily in three portfolios. The retail real estate residential portfolio including real estate loans pledged against other collateralized borrowings (45 percent of total loans) was primarily comprised of home equity lines and loans. While this portfolio has been stressed by the downturn in the housing market and rising unemployment, it contains loans extended to strong borrowers with high credit scores and is geographically diversified. The Residential CRE portfolio (4 percent of total loans) has also been negatively impacted by the housing industry downturn as builder liquidity has been severely stressed. The OTC portfolio (2 percent of total loans) has been negatively impacted by the downturn in the housing industry, certain discontinued product types, and the decreased availability of permanent mortgage financing.
As of September 30, 2009, FHN had bank-related and trust preferred loans (including loans to banks and insurance-related businesses) totaling $.7 billion (4 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced some stress during the economic downturn.

On September 30, 2009, FHN did not have any concentrations of Commercial, Financial, and Industrial loans in any single industry of 10 percent or more of total loans.
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
As previously disclosed beginning in the second quarter of 2009, management developed and utilized an Average Loss Rate Model (ALR) for establishment of commercial portfolio reserve rates. ALR is a grade migration based approach that allows for robust segmentation and dynamic time period consideration. In comparison with the prior commercial reserve rate establishment, ALR is more sensitive to current portfolio conditions and provides management with additional detailed analysis into historical portfolio net loss experience. ALR also uses the current assigned commercial credit grades ranging from 1 to 16 thereby eliminating the previous need to back convert to the historical grade range of 1 to 10 for the proper assignment of reserves. Consistent with the preceding approach, these reserve rates are then subject to management adjustment to reflect current events, trends and conditions (including economic considerations and trends) that affect the asset quality of the commercial loan portfolio.
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
Generally, classified commercial non-accrual loans over $1 million are deemed to be individually impaired and are assessed for impairment measurement. For impaired assets viewed as collateral dependent, fair value estimates are obtained from a recently received and reviewed appraisal. Appraised values are adjusted down for costs associated with asset disposal and for our estimate of any further deterioration in values since the most recent appraisal. Upon the determination of impairment, FHN charges off the full difference between book value and our best estimate of the asset’s net realizable value. As of September 30, 2009, the total amount of individually impaired commercial loans was $604.0 million; $559.8 million of these loans are carried at NRV and do not carry reserves.
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
Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, moderate), agency type, and other factors. FHN uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews estimated fair values and assumptions with third-party brokers and other service providers on a quarterly basis. FHN also compares its estimates of fair value and assumptions to recent market activity and against its own experience.
Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR requires FHN to make several critical assumptions based upon current market and loan production data.
Prepayment Speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized MSR. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, FHN utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates, and other factors. For purposes of model valuation, estimates are made for each product type within the MSR portfolio on a monthly basis.
Table 11 - Mortgage Banking Prepayment Assumptions

	Three Months Ended
	September 30
	2009	2008

Prepayment speeds
Actual	17.8%	9.7%
Estimated*	26.2	21.8

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
FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers, and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On September 30, 2009, and 2008, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.

The MSR Hedging Committee reviews the overall assessment of the estimated fair value of MSR monthly and is responsible for approving the critical assumptions used by management to determine the estimated fair value of FHN’s MSR. In addition, this committee reviews the source of significant changes to the MSR carrying value each quarter and is responsible for current hedges and approving hedging strategies.
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
Interest rate lock commitments are derivatives pursuant to the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC 815-10-45) and are therefore recorded at estimates of fair value. Effective January 1, 2008, FHN applied the provisions of Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB No. 109) prospectively for derivative loan commitments issued or modified after that date. SAB No. 109 requires inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. Also on January 1, 2008, FHN adopted the FASB Accounting Standards Codification Topic regarding Fair Value Measurements and Disclosures (ASC 820-10-50), which affected the valuation of interest rate lock commitments previously measured under the guidance of ASC 815-10-45.
On January 1, 2008, FHN adopted FASB Accounting Standards Codification for Financial Instruments (ASC 825-10-50) regarding the fair value election for financial instruments. Prior to adoption of ASC 825-10-50, all warehouse loans were carried at the lower of cost or market, where carrying value was adjusted for successful hedging under applicable accounting requirements (ASC 815-10-45) and the comparison of carrying value to market was performed for aggregate loan pools. Upon adoption of ASC 825-10-50, FHN elected to prospectively account for substantially all of its mortgage loan warehouse products at fair value upon origination and correspondingly discontinued the application of ASC 815-10-45 hedging relationships for these new originations.
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
In conjunction with the adoption of a revision to ASC 820-10-50, in first quarter 2009 FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. Upon implementation, this change in methodology had a minimal effect on the valuation of the applicable loans. For all other loans held in the warehouse (and in prior periods for the loans converted to the discounted cash flow methodology), the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar product with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if the price is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.

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
Because interest rate lock commitments are derivatives, they do not qualify for hedge accounting treatment.. However, FHN economically hedges the risk of changing interest rates by entering into forward sales and futures contracts. The extent to which FHN is able to economically hedge changes in the mortgage pipeline depended largely on the hedge coverage ratio that was maintained relative to mortgage loans in the pipeline. The hedge coverage ratio could change significantly due to changes in market interest rates and the associated forward commitment prices for sales of mortgage loans in the secondary market. Increases or decreases in the hedge coverage ratio could result in significant earnings volatility to FHN.
Due to the reduced level of origination activity after the sale of national origination offices to MetLife, interest rate commitments are immaterial as of September 30, 2009. For the period ended September 30, 2008, the valuation model utilized to estimate the fair value of loan applications locked recognizes the full fair value of the ultimate loan adjusted for estimated fallout and estimated cost assumptions a market participant would use to convert the lock into a loan. The fair value of interest rate lock commitments as of September 30, 2008 was $12.5 million.
FORECLOSURE AND REPURCHASE RESERVES
For many years FHN originated loans, primarily first and second lien home loans, with the intention of selling them. Sometimes the loans were sold with full or limited recourse, but much more often the loans were sold without recourse. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. For loans sold without recourse, FHN has repurchase exposure primarily for defaults occurring within a specified period following the sale, and for claims that FHN breached its representations and warranties made to the purchasers at the time of sale.
FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On September 30, 2009 and 2008, FHN had single-family residential loans with outstanding balances of $71.6 million and $83.4 million, respectively, that were serviced on a full recourse basis.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (FHA) and Veterans Administration (VA). FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On September 30, 2009 and 2008, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.3 billion at the end of both periods. Additionally, on September 30, 2009 and 2008, $1.1 billion and $.7 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
FHN has various claims outstanding with government agencies and private investors for cure of loan defects, such as missing title insurance, and for repurchase and/or indemnification. FHN has evaluated its exposure under these obligations based on factors such as breach of representations and warranties, early loan delinquency and default status, foreclosure expectancy rates and indemnification claims accordingly, and has reserved for losses of $60.9 million and $36.7 million as of September 30, 2009 and 2008, respectively. Management believes the foreclosure reserve is sufficient to cover incurred foreclosure losses relating to loans being serviced as well as loans sold where the servicing was not retained. The reserve for foreclosure losses is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio and other factors), which are not defined by historical loss trends or severity of losses. Table 12 provides a summary of reserves for foreclosure losses for the periods ended September 30, 2009 and 2008. The owned servicing portfolio has decreased from $65.3 billion on September 30, 2008, to $41.8 billion on September 30, 2009 as FHN has reduced its servicing portfolio through sales through September 30, 2009, while the foreclosure reserve has experienced increases primarily due to increases in both frequency and severity of projected losses.
Table 12 - Reserves for Foreclosure and Repurchase Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2009	2008	2009	2008

Beginning balance	$52,492	$38,463	$36,956	$16,160
Provision for foreclosure and repurchase losses	25,692	3,397	63,676	25,153
Transfers*	-	(1,834)	-	5,528
Charge-offs	(17,567)	(3,617)	(40,847)	(10,713)
Recoveries	273	317	1,105	598

Ending balance	$60,890	$36,726	$60,890	$36,726

*	Primarily represents reserves established against servicing advances for which the related MSR has been legally sold. Amounts are transferred to the foreclosure reserve when the advances are delivered to the buyer but recourse to FHN remains.
See Note 9 – Contingencies and Other Disclosure or the “Off balance sheet arrangements and other contractual obligations” section in this MD&A for information regarding other repurchase obligations.
GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. In third quarter 2009, FHN agreed to sell Capital Markets’ institutional equity research group, FTN ECM. In conjunction with this agreement, FHN recognized a $14.0 million impairment of associated goodwill. This impairment is reflected in the discontinued operations, net of tax line on the consolidated condensed statements of income.
Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. As such, FHN engages an independent valuation to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. The 2009 assessment is currently in process. An independent assessment was completed in 2008 and utilized three separate methodologies, applying a weighted average to each in order to determine fair value for each reporting unit. The valuation as of October 1, 2008 indicated no goodwill impairment in any of the reporting units. Based on further analysis and events subsequent to the measurement date of October 1, 2008, no additional goodwill impairment has been indicated other than that related to the pending sale of FTN ECM.
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
The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions, and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions, decisions of arbitrators, or I.R.S. positions, will not differ from management’s assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.
ACCOUNTING CHANGES
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 09-05). ASU 09-05 updates ASC 820 to clarify that a quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement for that liability when no adjustment to the quoted price is required. ASU 09-05 further amends ASC 820 to provide that if a quoted price for an identical liability does not exist in an active market, the fair value of the liability should be measured using an approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Under the updated provisions of ASC 820, for such liabilities fair value will be measured using either a valuation technique that uses the quoted price of the identical liability when traded as an asset, a valuation technique that uses the quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820. The update to ASC 820 is effective for the first reporting period beginning after the issuance of ASU 09-05. The adoption of the Codification update to ASC 820 will have no effect on FHN’s statement of condition or results of operations.
In June 2009, the FASB issued a Codification update to ASC 860 which provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with ASC 810. The amendments to ASC 860 modify the criteria for achieving sale accounting for transfers of financial assets and define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The updated provisions of ASC 860 also provide that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASC 860, as amended, requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. The provisions of the

Codification update to ASC 860 are effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. ASC 860’s amended disclosure requirements should be applied to transfers that occurred both before and after the effective date of the Codification update, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. FHN is currently assessing the effects of adopting the provisions of the Codification update to ASC 860.
In June 2009, the FASB issued a Codification update to ASC 810 which revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. While ASC 810, as amended, retains the previous guidance in ASC 810 which requires a reassessment of whether an entity is a VIE only when certain triggering events occur, it adds an additional criteria which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, the amendments to ASC 810 require continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. Following the Codification update, ASC 810 will require separate presentation on the face of the balance sheet of the assets of a consolidated VIE that can only by used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary (e.g., consolidated residential mortgage securitization trusts). ASC 810, as amended, also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. The provisions of the Codification update to ASC 810 are effective for periods beginning after November 15, 2009 and require reevaluation under ASC 810’s amended consolidation requirements of all QSPEs and entities currently subject to ASC 810 as of the beginning of the first annual period that begins after November 15, 2009. If consolidation of a VIE is required upon initial adoption, the assets, liabilities, and noncontrolling interests of the VIE should be measured at their carrying amounts as if ASC 810, as amended, had been applied from inception of the VIE, with any difference between the net amounts recognized and the amount of any previously recognized interests reflected as a cumulative effect adjustment to undivided profits. However, if determining the carrying amounts is not practicable, the assets, liabilities, and noncontrolling interests of the VIE may be measured at fair value. Further, if determining the carrying amounts is not practicable, and if the activities of the VIE are primarily related to securitizations or other forms of asset-backed financings and the assets of the VIE can be used only to settle obligations of the entity, then the assets and liabilities of the VIE may be measured at their unpaid principal balances. The fair value option provided under ASC 825 may also be elected for financial assets and financial liabilities requiring consolidation as a result of initial adoption, provided that the election is made for all eligible financial assets and financial liabilities of the VIE. If initial application of the amendments to ASC 810 results in deconsolidation of a VIE, any retained interest in the VIE should be measured at its carrying value as if ASC 810, as amended, had been applied from inception of the VIE. Comparative disclosures are required only for periods subsequent to initial adoption for those disclosures not previously required under the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008.
FHN is continuing to assess the effects of adopting the Codification Update to ASC 810 on all of its proprietary residential mortgage securitization trusts based on the size and priority of interests retained. Presented below by the total percentage of denominated financial interests retained in a trust are the aggregate unpaid principal balances as of September 30, 2009, of loans held by FHN’s off balance sheet proprietary first lien securitization trusts and off balance sheet HELOC and home equity loan securitization trusts, as well as the nature of FHN’s retained interests in such trusts.

	Aggregate Unpaid	Nature of Financial Interests
Dollars in thousands	Principal Balance	Retained (a)

First Lien:
Less than 1%	$17,339,132	MSR & excess interest
Between 1% and 2%	1,275,366	(b)
Between 2% and 5%	336,082	(c)
Over 5%	35,680	(d)

HELOC and Home Equity Loans:
N/A	$222,836	MSR & residual interest

(a)	In addition to the financial interests retained, which are listed in the table above, FHN also retained non-financial interests including repurchase obligations, clean up calls, and required servicing advances for all proprietary securitization trusts.

(b)	Interests retained include MSR and excess interest, as well as principal-only strips.

(c)	Interests retained include MSR and excess interest, as well as interest-only strips, principal -only strips, and/or subordinated bonds for certain securitizations.

(d)	Interests retained include MSR and excess interest, as well as subordinated bonds.
Based on its current level of involvement, upon adoption of the Codification update to ASC 810 proprietary first lien securitization trusts for which FHN retains over 5% of the denominated financial interests will be consolidated by FHN as the retention of MSR and other retained interests, including subordinated bonds, results in FHN being considered the trust’s primary beneficiary under the qualitative analysis required by ASC 810, as amended. Additionally, FHN believes that upon adoption of the amendments to ASC 810 it is possible that it will consolidate certain proprietary first lien securitization trusts where FHN and its consolidated subsidiaries retain between 2% and 5% of the denominated financial interests, based on the size and priority of the interests retained. Further, the previously off balance sheet HELOC and home equity loan securitization trusts will be consolidated upon adoption of the amendments to ASC 810 as FHN will be considered the primary beneficiary of those trusts based on its retention of MSR and residual interests.
In December 2008, the FASB issued a Codification Update to ASC 715 which provides detailed disclosure requirements to enhance the disclosures about an employer’s postretirement benefit plan assets currently required by ASC 715-20-50. The amendments to ASC 715 are effective prospectively for annual periods ending after December 15, 2009. FHN is currently assessing the effects of adopting the Codification update to ASC 715.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 64-98, (b) the section entitled “Risk Management – Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2008 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 26 to the Consolidated Financial Statements included in FHN’s 2008 Annual Report to shareholders.

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
      Not applicable

Part II.
OTHER INFORMATION
Items 1, 3, 4, and 5
As of the end of the third quarter 2009, the answers to Items 1, 3, 4, and 5 were either inapplicable or negative, and therefore these items are omitted.

Item 1A	Risk Factors
The following paragraph supplements the “Recent Disruptions and Downturns” discussion in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, and also relates to the discussion under the caption “Regulatory and Legal Risks.”
Potential CFPA Legislation May Adversely Affect our Consumer Businesses
In the fourth quarter of 2009 the United States Congress is considering significant new legislation: the Consumer Finance Protection Agency (CFPA) bill (HR 3126). If enacted, the bill provides, among other things, for a new federal regulatory agency - the CFPA - with substantial authority over our consumer finance products and services. The CFPA would have broad powers governing consumer matters and its rules could conflict with, and possibly override, our bank’s primary regulator in such matters. As currently proposed the CFPA’s rule-making authority would be extensive, including such things as setting terms and conditions on consumer products services, and regulating compensation of our employees who deal with consumer matters. Such rules could substantially reduce revenues, increase costs and risks, and otherwise make our consumer businesses less profitable or unprofitable. In addition, the bill would subject national banks, including our bank, to regulation by all the states in a number of respects. At a minimum this partial rescission of federal pre-emption would significantly increase compliance and operating costs, as well as the risk of unintentional non-compliance. The bill has not been approved by Congress or signed into law, and if enacted the final provisions could differ substantially from the bill’s current form.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 64.

Item 6	Exhibits
(a)	Exhibits.

Exhibit No.	Description

4	Instruments defining the rights of security holders, including indentures.*

10.8(b)**	Other Compensation and Benefit Arrangements for Non-Employee Directors.

10.8(i)**	Description of salaries of the 2008 named executive officers.

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 26 to the Corporation’s consolidated financial statements, contained, respectively, at pages 29-32 and pages 140-141 in the Corporation’s 2008 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 21, 2009, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.
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

FIRST HORIZON NATIONAL CORPORATION
(Registrant)
DATE: November 5, 2009	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4	Instruments defining the rights of security holders, including indentures.*

10.8(b)**	Other Compensation and Benefit Arrangements for Non-Employee Directors.

10.8(i)**	Description of salaries of the 2008 named executive officers.

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 26 to the Corporation’s consolidated financial statements, contained, respectively, at pages 29-32 and pages 140-141 in the Corporation’s 2008 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 21, 2009, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.
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