Form 10-K
period 2009-12-31
FIRST HORIZON NATIONAL CORP
filed 2010-02-26
CIK 36966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

- or -

☐      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the Transition period from __________ to__________

Commission File Number 001-15185

FIRST HORIZON NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

TENNESSEE	62-0803242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

165 Madison Avenue, Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code: 901-523-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

$0.625 Par Value Common Capital Stock	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ YES   ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES   ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES   ☒ NO

At June 30, 2009, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $2.48 billion.

At January 29, 2010, the registrant had 221,993,535 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2009 Annual Report to shareholders – Parts I, II, and IV
Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 20, 2010 – Part III

PART I

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2009 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2009 Annual Report to shareholders.

ITEM 1
BUSINESS

General Overview.

          First Horizon National Corporation (the “Corporation,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2009, the Corporation had total consolidated assets of $26.1 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies.

          Through our principal subsidiary, First Tennessee Bank National Association (the “Bank”), and its other banking-related subsidiaries, we provide diversified financial services through five business segments. Three of the segments reflect the common activities and operations of aggregated business segments across the various delivery channels: Regional Banking, Capital Markets, and Mortgage Banking. In 2008 we sold our mortgage banking businesses outside of our Regional Banking footprint based in Tennessee, though we have retained substantial loan and servicing assets from those businesses. National Specialty Lending consists of traditional consumer and construction lending activities in national markets outside of the Bank’s Tennessee-based market footprint; although legacy assets remain on our balance sheet, our national specialty lending businesses largely were discontinued in 2008. In addition, the Corporate segment provides essential support within the Corporation. The approximate percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) ascribed to each of our segments for the past three years is set forth below.

REVENUE MIX ASSOCIATED WITH BUSINESS SEGMENTS

	2009	2008	2007

Regional Banking	41%	37%	53%
Capital Markets	36%	24%	20%
National Specialty Lending	6%	8%	15%
Mortgage Banking	14%	28%	11%
Corporate	3%	3%	1%

          Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II hereof and Note 21 to the Consolidated Financial Statements contained in our 2009 Annual Report to Shareholders. During 2009 approximately 61% of revenues were provided by fee income and approximately 39% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

          The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2009 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.0 billion and contributed the majority of consolidated revenue from continuing operations. At December 31, 2009, the Bank had $25.8 billion in total assets, $15.0 billion in total deposits, and $17.2 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2009.

          At December 31, 2009, the Corporation’s subsidiaries had over 200 business locations in 16 U.S. states, Hong Kong, and Tokyo, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

          At December 31, 2009, the Bank had 183 financial center bank branch locations in three states: 173 branches in 17 Tennessee counties, including all of the major metropolitan areas of the state; 2 branches in Georgia; and 8 branches in Mississippi. The branches in Georgia and Mississippi are associated with Tennessee-based metropolitan market areas included within the Bank’s regional footprint. Nearly all bank branch locations have on-premises ATMs. Nearly all financial center bank branches provide a full range of banking services, and all provide basic banking services. The Bank also has off-premises ATMs and support offices in its banking markets, and offices associated with its headquarters in Memphis, Tennessee.

          FTN Financial products and services, at December 31, 2009, were offered through 19 offices in total, including 17 offices in 14 states plus an office in each of Hong Kong and Tokyo.

          At December 31, 2009, we provided the following services through our subsidiaries:

●	general banking services for consumers, businesses, financial institutions, and governments

●

through FTN Financial – fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; equity sales, trading, and research; loan sales; advisory services; correspondent banking; and derivative sales

●	transaction processing – nationwide check clearing services and remittance processing

●	mortgage banking services

●	trust, fiduciary, and agency services

●	credit card products

●	discount brokerage and full-service brokerage

●	equipment finance

●	investment and financial advisory services

●	mutual fund sales as agent

●	retail and commercial insurance sales as agent

●	private mortgage reinsurance

●	services related to health savings accounts

          Over the past five years we have undergone substantial changes. Prior to 2008 our principal businesses were in the areas of regional banking, capital markets, and home mortgage. Our regional banking footprint was in the major Tennessee-based market areas. Our capital markets business, which had primarily institutional customers, was nationwide in scope. We had home mortgage offices in over 40 U.S. states, and were using those offices to expand our banking business. We had opened over 30 bank branches – more than 15% of our total branches – in selected mortgage markets; we made home equity loans through our mortgage offices; and we made commercial loans in many mortgage markets, mostly to homebuilders. We refer to these mortgage-based activities outside of our regional banking markets as our “national” businesses.

          Starting in 2007 the economic environment began to worsen significantly, especially in terms of residential real estate transactions and values. That environment became a recession which continued into 2009 and in many respects continues in early 2010. In 2007 we began to change our strategy substantially. By the end of 2008 most of our national businesses had been sold or closed, including our mortgage businesses outside of Tennessee, our national lending businesses, and all of our national bank branches. We raised significant amounts of equity capital twice in 2008, once by selling common stock in the public markets and later by selling preferred stock and a common stock warrant to the U.S. Treasury. In 2008 and 2009 our loan loss expense climbed to very high levels. During this time we focused on enhancing our credit management processes, improving our efficiency, redirecting resources to support and build our regional banking and capital markets businesses, and eliminating through sale or closure those business units which no longer fit our strategy.

          These actions have changed our company in substantial ways. At the end of 2009 we are a smaller company in terms of assets and liabilities than we were five years ago, with a different business mix and strategic focus. We still hold a substantial amount of legacy national assets, mostly in the form of retail and commercial loans, and our efficiency and other re-focus efforts are continuing. The following table provides selected data concerning our revenues, assets, liabilities, and shareholders’ equity for the past five years.

SELECTED CONSOLIDATED REVENUE, ASSET, LIABILITY, AND EQUITY DATA
(Dollars in millions; financial condition data shown as of December 31)

	2009	2008	2007	2006	2005

Net interest income	$776.5	$895.1	$940.7	$996.9	$984.0
Provision for loan losses	880.0	1,080.0	272.8	83.1	67.7
Noninterest income	1,233.4	1,450.4	806.8	1,103.9	1,240.4
Total assets	26,068.7	31,022.0	37,015.5	37,918.3	36,579.1
Total deposits	14,867.2	14,241.8	17,032.3	20,213.2	23,317.6
Total long term debt	2,891.1	4,767.7	6,828.4	5,836.4	3,437.6
Total liabilities	22,766.2	27,447.3	34,584.6	35,160.6	33,936.2
Preferred Stock Series CPP	798.7	782.7	—	—	—
Total Shareholders’ Equity	3,302.5	3,574.6	2,430.9	2,757.7	2,642.8

Other General Information.

          An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements, which information is incorporated into this Item 1 by this reference.

          All of the Corporation’s operating subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc., First Tennessee Advisory Services, Inc., and First Tennessee Brokerage, Inc. are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., FTN Financial Securities Corp. and FTN Equity Capital Markets Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Tennessee Insurance Services, Inc. and First Horizon Insurance Services, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a captive insurance company. First Horizon Insurance, Inc.’s subsidiaries, First Horizon Insurance Group, Inc. and First Horizon Insurance Agency, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corp., First Horizon Insurance Services, Inc., FTN Equity Capital Markets Corp., First Tennessee Insurance Services, Inc., First Horizon Insurance Group, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. FTN Financial Asia, Ltd. is a Hong Kong based subsidiary. FTN Financial Asia, Ltd. is registered to carry on a Type 1 regulated activity (Dealing in Securities) with the Securities and Futures Commission in Hong Kong, and its Tokyo, Japan office is registered with the Kanto Local Finance Bureau as a Type-I Financial Instruments Business pursuant to the Financial Instruments and Exchange Law of Japan. First Horizon Insurance Agency, Inc. had ceased doing business as of December 31, 2009. In February 2010 the Corporation announced its intention to exit the institutional equity research business conducted by FTN Equity Capital Markets Corp.

          Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2009.

          Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

          We do not experience material seasonality. We do experience a degree of seasonal variation in certain revenues and expenses. In the Regional Banking and Capital Markets businesses, historically these variations have somewhat increased certain expenses, and somewhat diminished certain revenues, principally in the first quarter of each year.

          At December 31, 2009, the Corporation and its subsidiaries had 5,739 employees, or 5,598 full-time-equivalent employees, not including contract labor for certain services.

          For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections contained in pages 3 through 66 of the Corporation’s 2009 Annual Report to Shareholders, which sections are incorporated herein by reference.

          The Corporation’s current internet address is www.fhnc.com. In the Investor Relations – SEC Filings section of its internet website, the Corporation makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission.

Supervision and Regulation.

          The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and to companies engaged in securities and insurance activities and provides certain specific information about the Corporation. The bank regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Fund and not for the protection of security holders. In addition, certain activities of the Corporation and its subsidiaries are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission and the state insurance departments of the states in which they operate. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Corporation.

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

          In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2009, the Corporation estimates that it held approximately 13.5% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “- Interstate Banking and Branching Legislation” below.

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

          At December 31, 2009 and at January 1, 2010, under dividend restrictions imposed under applicable federal laws as outlined above, the Bank could not legally declare cash dividends on the Bank’s common or preferred stock without obtaining regulatory approval. The application of those restrictions to the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis section beginning on page 34 of the Corporation’s 2009 Annual Report to Shareholders, which section is incorporated herein by reference. As mentioned in that section, the Bank has applied for OCC approval to declare dividends on the Bank’s outstanding preferred stock payable in April 2010. The Bank has not requested approval to pay common dividends to the Corporation, its sole common stockholder.

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

          The payment of cash dividends by the Corporation and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. In addition, in 2008 the Corporation issued preferred stock and a common stock warrant under the Treasury’s CPP, as discussed more fully under “EESA Legislation & TARP Participation” beginning on page 10 of this report. Under the terms of that issuance, the Corporation is not permitted to increase its cash common dividend rate for a period of three years without permission of the Treasury. The Corporation’s cash common dividend rate was zero when the preferred shares were issued.

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

          Capital Adequacy

          The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less any amounts of goodwill, other intangible assets, and other items that are required to be deducted (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2009, the Corporation’s consolidated Total Capital and Tier 1 Capital ratios were 21.92% and 16.39%, respectively.

          The Federal Reserve Board, the FDIC, and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions are able to satisfy any related additional capital requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. Based on present practices and activity levels, the Corporation believes that these trading-related market risk rules have no significant impact on the Corporation’s ability to meet regulatory capital requirements.

          During 2009, the U.S. Department of the Treasury, the Federal Reserve Board, the FDIC, and the OCC initiated a capital assessment program. Under the program, the capital needs of selected major U.S. banking institutions were evaluated for resilience under economic stress. If that assessment indicated a need for additional capital, the affected institution was allowed to seek a specific amount of additional private capital and, failing that, could have been required to issue mandatory convertible preferred shares to a government agency. Although the program has not been formally extended to mid-sized and smaller banks, it is possible that similar stress-assessment processes informally have become, or formally will evolve into, an important methodology by which regulators judge the capital and liquidity strength of banks and holding companies, in addition to the bright-line numerical tests mentioned in this “Supervision and Regulation” section.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2009, was 13.36%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2009. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

          Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “––Prompt Corrective Action” at page 10.

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

          In September 2006 the U.S. regulators published a revised Notice of Proposed Rulemaking (NPR) for Basel II. The Final Rule on Advanced Capital Adequacy Framework – Basel II, has been approved by all regulatory agencies and took effect in 2008. The Final Rule currently applies only to certain core banks with total assets of $250 billion or more, but allows non-core banks to opt-in. Under the Final Rules the Bank is considered to be a non-core bank. For those non-core banks that do not opt in, a NPR was issued in December 2006, known as Basel IA, which proposed certain revisions to the current Basel I capital rules. In July 2008 the agencies issued a supplemental NPR. At year-end 2009, the 2006 and 2008 NPRs remain unimplemented. If implemented, the net effect of these NPRs would allow non-core banks the option of adopting the Standardized Approach of the Basel II Framework or remaining under the current Basel I framework.

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

          At December 31, 2009, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

          EESA Legislation & TARP Participation

          In October 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was an attempt to address several difficulties facing the banking system and financial markets in the U.S. Among other things, EESA temporarily increased the FDIC deposit account insurance limit from $100,000 to $250,000, created, preserved, or extended certain tax incentives, and authorized the SEC to modify a ‘fair value’ accounting rule. Under EESA the U.S. Department of the Treasury (“Treasury”) and the FDIC have established, among other things, a Troubled Asset Relief Program (“TARP”) and, under the TARP, a Capital Purchase Program (“CPP”), all of which are applicable to banks and their holding companies.

          The Corporation is a participant in the CPP. In November 2008 the Corporation issued 866,540 preferred shares and a ten-year warrant to purchase 12,743,235 common shares at $10.20 per share to the Treasury for a capital contribution of $866,540,000. Those original share and price amounts have been and will continue to be adjusted for stock dividends, as mentioned in f. below. Additional information concerning those shares and warrant is provided under the caption “FHN Preferred Stock and Warrant” within Note 12 to our financial statements, beginning on page 101 of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 15 of Part IV of this report.

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

c.

The Corporation may redeem the preferred shares for $1,000 per share plus accrued and unpaid dividends, but any such redemption is subject to the approval of the Corporation’s primary banking regulator (currently the Federal Reserve Board).

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

f.

The number of common shares covered by the warrant, and the per-share price, are subject to pro-rata anti-dilution adjustment if common stock splits and dividends occur. Accordingly, these adjustment provisions apply to each quarterly stock dividend beginning with the dividend distributed in January 2009.

g.

To the extent required to comply with any changes in applicable federal statutes, the Treasury has retained the right to unilaterally amend the agreement under which the preferred shares and warrant were sold.

          In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”). A provision of the Recovery Act significantly expanded EESA’s restrictions on executive compensation and extended those new restrictions to certain additional employees. The Treasury has applied these new restrictions to the Corporation in respect of the preferred stock sold to the Treasury. Among other things, under the amended restrictions, incentive compensation, including bonus and retention awards but excluding certain commission programs, are significantly restricted for the five executives whose compensation is described in detail in our proxy statement (the “named executives”) and for the twenty employees, excluding the named executives, whose total compensation is the highest (the “Highest 20”). Certain stock awards are permitted to be granted to such persons if their value is limited to one-third of total compensation and certain other restrictions are followed. The incentive restriction does not apply to payments required by certain prior written contracts. This incentive restriction and the other compensation restrictions will continue to apply for as long as the Treasury holds Corporation preferred stock. The Corporation may redeem the preferred stock only if it obtains regulatory approval.

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

          FDIC Insurance Assessments; DIFA

          The Deposit Insurance Fund (“DIF”) was formed in March 2006 when the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund pursuant to the the Federal Deposit Insurance Reform Act of 2005 (“2005 Reform Act”). Prior to 2008, the FDIC insurance premium charged on bank deposits insured by the DIF varied depending on the institution’s risk classification, based on capital and supervisory risk factors. Beginning in 2008 new risk category and DIF premium structures became effective. The new rate ranges were based on four new Risk Categories that in turn were based on asset size as well as capital, supervisory, credit, and other risk factors. Somewhat different factors were used for institutions in different situations. Within the range for a given Risk Category, the rate applicable to any particular institution is determined by the FDIC according to formal guidelines. In 2008, rates for institutions ranged from 5 to 43 basis points of U.S. deposits.

          During 2008 and 2009, losses from bank failures significantly diminished the DIF. Late in 2008 the FDIC announced a multi-year restoration plan for the DIF which included an increase in deposit insurance premium rates of 7 basis points across all rate categories, effective for the first quarter of 2009. In June 2009 the FDIC imposed an emergency 20-basis-point special assessment. In November 2009 the FDIC required banks to pre-pay three years of premiums in 2009. Early in 2010 the FDIC announced an initiative to link deposit insurance premium rates to the risks associated with a bank’s employee compensation structures. Further rate increases or other actions may be imposed in 2010 or later to restore or maintain the DIF or to further other regulatory objectives.

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

          Proposals

          At any given time various new legislative and regulatory proposals are pending. At the present time a number of significant new initiatives concerning the financial services industry have been announced by various government officials, including by the U.S. President early in 2010, and a major bill has been approved by the U.S. House of Representatives. Additional information is presented under “Recent Regulatory and Legislative Proposals” beginning on page 30 of this report. The Corporation cannot predict the outcome of these initiatives or proposals nor their eventual effect, if any, upon the Corporation or the Bank.

Competition.

          The Corporation and its subsidiaries face substantial competition in all aspects of the businesses in which they engage from national and state banks located in our Tennessee markets and large out-of-state and non-U.S. banks as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, and others.

          Our traditional regional banking business primarily competes in five broad market areas associated with Tennessee: Mid-South around Memphis; Middle Tennessee around Nashville; Eastern Tennessee around Knoxville; Southeastern Tennessee around Chattanooga; and Northeastern Tennessee around the tri-cities area of Johnson City, Bristol, and Kingsport. Our regional banking business serves both retail and commercial customers. Key competitors in those markets include Regions Bank, SunTrust Bank, Bank of America N.A., and Pinnacle National Bank, among many others.

          Our capital markets business serves institutional customers broadly segregated into depositories (including banks, thrifts and credit unions) and non-depositories (including money managers, insurance companies, public funds, pension funds and hedge funds). Both customer segments are widely dispersed geographically, and we have many competitors within both segments including major U.S. and international securities firms as well as numerous regional and local firms.

          Late in 2008 certain financial companies or their affiliates that traditionally were not banks were allowed to convert to bank status, and since then have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Those companies include investment banks, brokerage firms, insurance company affiliates, and the financing company associated with an automobile manufacturer. It remains unclear whether those conversions are the start of a new trend. For additional information on the competitive position of the Corporation and the Bank, refer to the “General”

subsection above of this Item 1. Also, refer to the subsections entitled “Supervision and Regulation” and “Effect of Governmental Policies,” both of which are relevant to an analysis of the Corporation’s competitors. Due to the intense competition in the financial services industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds.

          Specific reference is made to the Management’s Discussion and Analysis and Glossary sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 66 (including pages 34 through 39) of the Corporation’s 2009 Annual Report to Shareholders, which sections are incorporated herein by reference.

Effect of Governmental Policies.

          The Bank is affected by the policies of regulatory authorities, including the Federal Reserve System and the Comptroller. An important function of the Federal Reserve System is to regulate the national money supply.

          Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; changes in the reserve requirements of depository institutions; and, indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend balances to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

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

          Various bills are from the time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies which could affect the business of the Corporation and its subsidiaries. A recent example of such legislation is discussed under “EESA Legislation & TARP Participation” beginning on page 10 of this report, and certain recent proposals are referenced under “Proposals” beginning on page 15 of this report. It cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

Non-U.S. Operations.

          Our non-U.S. operations are not material.

Statistical Information Required by Guide 3.

          The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s

Discussion and Analysis of Results of Operations and Financial Condition and Glossary sections set forth at pages 3 through 66 of the Corporation’s 2009 Annual Report to Shareholders. Certain information not contained in the 2009 Annual Report to Shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)

Investment Portfolio

(Dollars in thousands)	2009	2008	2007

Government agency issued mortgage-backed securities & collateralized mortgage obligations	$2,189,507	$2,587,497	$2,532,869
U.S. Treasuries	48,129	48,720	42,015
Other U.S. government agencies*	118,145	133,701	228,010
States and municipalities	44,400	65,360	1,721
Other	294,287	289,875	228,176

Total	$2,694,468	$3,125,153	$3,032,791

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. government.

Certain previously reported amounts have been reclassified to agree with current presentation.

Loan Portfolio

(Dollars in thousands)	2009	2008	2007	2006	2005

Commercial:
Commercial, financial and industrial	$7,159,370	$7,863,727	$7,140,087	$7,201,009	$6,578,117
Real estate commercial	1,479,888	1,454,040	1,294,922	1,136,590	1,213,052
Real estate construction	924,475	1,778,140	2,753,475	2,753,458	2,108,121
Retail:
Real estate residential	7,362,458	8,161,435	7,791,885	7,973,313	8,368,219
Real estate construction	229,487	980,798	2,008,289	2,085,133	1,925,060
Other retail	121,526	135,779	144,019	161,178	168,413
Credit card receivables	192,036	189,554	204,812	203,307	251,016
Real estate loans pledged against other collateralized borrowings	654,644	714,717	766,027	590,917	—

Total	$18,123,884	$21,278,190	$22,103,516	$22,104,905	$20,611,998

Short-Term Borrowings

(Dollars in thousands)	2009	2008	2007

Federal funds purchased and securities sold under agreements to repurchase	$2,874,353	$1,751,079	$4,829,597
Commercial paper	—	3,130	2,076
Trading liabilities	293,387	359,502	556,144
Other short-term borrowings	761,758	4,276,559	3,420,919

Total	$3,929,498	$6,390,270	$8,808,736

Maturities of Certificates of Deposit $100,000 and more on December 31, 2009

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

Certificates of deposit $100,000 and more	$136,889	$118,236	$150,336	$154,483	$559,944

Contractual Maturities of Commercial & Real Estate Construction Loans on December 31, 2009

(Dollars in thousands)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total

Commercial, financial and industrial	$3,550,782	$2,531,673	$1,076,915	$7,159,370
Real estate commercial	603,577	742,630	133,681	1,479,888
Commercial real estate construction	592,485	331,990	—	924,475
Retail real estate construction	229,487	—	—	229,487

Total	$4,976,331	$3,606,293	$1,210,596	$9,793,220

For maturities over one year:
Interest rates - floating		$2,559,103	$608,561	$3,167,664
Interest rates - fixed		1,047,190	602,035	1,649,225

Total		$3,606,293	$1,210,596	$4,816,889

ITEM 1A
RISK FACTORS

          This Item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile, or materially impact our financial results and condition. Our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have an enterprise-wide risk management committee that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure.

          The following discussion highlights risks which could impact us in material ways by causing our future results to differ materially from our past results, by causing future results to differ materially from current expectations, or by causing material changes in our financial condition. In this Item we have outlined risks that we believe are important to us at the present time. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could affect our financial performance or condition.

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

Competition Risks

          We compete with other financial services companies for customers. Our primary areas of competition include: retail and commercial deposits and bank loans, wealth management, personal or consumer loans including home mortgages and lines of credit, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve the markets which we serve. Some competitors are banks, subject to the same regulatory regime as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for customers, refer to the “Competition” heading of Part I, Item 1 beginning on page 15 of this report.

          While we face competition for customers, we also compete for financial capital (see “Financing, Funding, and Liquidity Risks” beginning on page 24 of this report) and to acquire and retain the human capital we need to thrive. Labor markets change over time. The segments of that market most useful to us may contract with demographic shifts relating to age, birth rates, education levels, geography, local or regional economic conditions, and other factors.

Growth and Disposition Risks

          Every organization faces risks associated with growth. Our growth from 2003 to 2007 resulted primarily from a combination of: our expansion strategy in banking based on our mortgage operations; acquisition of customers from competitors that have merged with each other; and targeted non-bank business acquisitions. In 2007 and 2008 we modified our strategy in response to substantial and rapid changes in business conditions. As a result, in 2008 we sold our national mortgage platforms, closed our national specialty lending operations, and renewed our emphasis on financial services in our traditional Tennessee-based markets. Additional information concerning these matters is presented under “Recent Recession and Disruptions” beginning on page 32.

          Although our strategy is expected to evolve as business conditions continue to change, at present our strategy’s primary components are to invest capital and other resources in our current Tennessee-based retail/commercial banking market footprints, and in our capital markets business. In any case growth is expected to be coordinated with a focus on stronger and more stable returns on capital. Our growth in the past has been primarily organic rather than through substantial acquisitions; in the future, that pattern may shift if appropriate opportunities, within or outside of our current markets, present themselves. We believe that the successful execution of our strategy depends upon a number of key elements, including:

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

Credit Risks

          We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss. In our business some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Since 2007 credit losses increased to historically high levels, as mentioned in “Recent Recession and Disruptions” beginning on page 32.

          Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of customers and the value of collateral, including real estate. We manage credit risk by attempting to diversify our loan portfolio and by managing its granularity, and by recording and managing an allowance for expected loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We also record loan charge-offs in accordance with accounting and regulatory guidelines and rules. These guidelines and rules could change and cause charge-offs to increase for reasons related or unrelated to the underlying performance of our portfolio. Moreover, the SEC could take accounting positions applicable to our holding company that may be inconsistent with those taken by the OCC or other regulators for the Bank.

          A significant challenge for us is to keep the credit and other models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on our experience originating loans and servicing loan portfolios. In recent years we have changed our models and approaches based on changes in circumstances, and we will do so again. At times those changes have had significant impacts upon our reported financial results and condition. In addition, we use those models and approaches to manage our loan portfolios and lending businesses. To the extent our models and approaches are not consistent with underlying real-world conditions, our management decisions could be adversely affected with substantial consequences to the Corporation. Additional information concerning credit risks and our management of them is set forth under the captions “Credit Risk Management” beginning on page 40, “Foreclosure and Repurchase Reserves” beginning on page 57, and “Allowance for Loan Losses” beginning on page 52, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Insurance

          We use insurance to manage a number of risks, including damage or destruction of property, legal and other liability, and certain types of credit risks. Not all such risks are insured, in any given insured situation our insurance may be inadequate to cover all loss, and many risks we face are uninsurable. For those risks that are insured, we also face the risks that the insurer may default on its obligations or that the insurer may refuse to honor them. We treat the former risk as a type of credit risk, which we manage by reviewing the insurers that we use and by striving to use more than one insurer when practical. The risk of refusal, whether due to honest disagreement or bad faith, is inherent in any contractual situation.

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

Risk From Economic Downturns and Changes

          Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, and lower fees from transactions and services. Additional information illustrating these risks is given in “Recent Recession and Disruptions” beginning on page 32.

Hedge Risks

          In the normal course of our businesses, including (among others) banking, mortgage, and capital markets, we attempt to create partial or full economic hedges of various, though not all, financial risks. Our hedging activities are discussed in more detail in various places under the following captions of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report: “Risk Management,” beginning on page 31; and, “Critical Accounting Policies,” beginning on page 52. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

Service Risks

          We engage in a wide range of activities in which we provide services to customers. These activities create risk of claims against us that the services were provided in a manner that harmed the customer or a third party, or were contrary to applicable laws or rules. These activities include fiduciary, custodial, funds management, and advisory services, among others. We manage these risks primarily through training programs and supervision processes.

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

Operational Risks

          Our ability to conduct and grow our businesses is dependent in part upon our ability to create and maintain an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events. Inadequacies may present themselves in a myriad of ways, and actions taken to manage one risk may be ineffective for others. For example, information technologies systems may be insufficiently redundant to withstand a fire, incursion, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make such systems more robust may also make them less adaptable, and vice-versa.

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

          Failure to build and maintain the necessary operational infrastructure, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable laws or regulatory standards. Operational risk is specifically managed through internal monitoring, measurement, and assessment by line management and oversight of processes by top management, and by maintaining systems to adhere to regulatory guidance. Additional information concerning operational risks and our management of them appears under the caption “Operational Risk Management” beginning on page 40 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Financing, Funding, and Liquidity Risks

          Management of liquidity and related risks is a key function for our business. Additional information concerning liquidity risk management is set forth under the caption “Liquidity Management” beginning on page 34 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements currently are met principally by deposits and by financing from other financial institutions, particularly (in 2008 and 2009) government institutional lending to us under the Term Auction Facility (TAF) program as well as Federal Home Loan Bank (FHLB) secured lending. Historically we also depended upon financing from private institutional investors by means of the capital markets; however, in 2008 and 2009 we were not able to utilize the private markets economically, and we are not able to predict when we will again be able to utilize them economically. Deposits, the TAF program, and FHLB lending, among other things, have provided funds to us more affordably; however, the future costs and availability of those funding sources largely are not within our control. The TAF program is scheduled to be discontinued in 2010, and by year-end 2009 we had reduced our TAF utilization significantly. Late in 2008 FDIC deposit insurance coverage was expanded significantly, but on a temporary basis. Coverage on most accounts increased to $250,000; that increase is scheduled to expire after 2013. Coverage on certain non-interest bearing accounts became unlimited; that increase is scheduled to expire in 2010. We believe that those increased coverage levels resulted in some amount of increased deposit levels; that result could be reversed if the coverage increases expire.

          A number of more general factors could make such funding more difficult, more expensive, or unavailable on affordable terms, including, but not limited to, our financial results, organizational or political changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may become or remain increasingly difficult due to economic and other factors beyond our control.

          Events affecting interest rates, markets, and other factors which adversely impact our ability or desire to access the capital markets for funding likewise may adversely affect the demand for our services in our capital markets business. As a result, disruptions in those areas may adversely impact our earnings in that business unit as well as in our regional banking unit. For instance, disruptions in 2007 that were related to mortgages and mortgage-backed assets significantly reduced the demand for certain of our capital markets products and services and increased the costs and uncertainties associated with our mortgage servicing portfolio.

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

          In addition to the direct liquidity risks noted above, reductions our in credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. Additional information concerning those matters is provided under the caption “Derivative Instruments” within Note 25 to our financial statements, beginning on page 148 of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 15 of Part IV of this report.

          Certain regulatory laws or rules establish minimum capital levels or define risk-weighting for capital, regulate deposit insurance, and govern related funding matters for banks. Those laws or rules could be changed in a manner that could increase our overall cost of capital and thus reduce our earnings.

          Before we disposed of our national lending operations, we depended on our ability to sell or securitize first- and second-lien mortgage loans and, prior to 2007, home equity line of credit loans (which we refer to as HELOC), and we depended upon our ability to sell mortgages and/or mortgage servicing rights. Those actions involved the sale of whole loans (sometimes on a servicing-retained basis) or of beneficial interests in loans. Going forward, our mortgage origination activity continues within our Tennessee-based regional banking footprint. Most mortgages originated are processed, sold, and serviced on a private-label basis through a third party under contract with us. However, risks pertaining to our new loan originations, our retained loans and servicing rights assets, and our former funding activities, continue.

          When we sold or securitized mortgage and HELOC loans, we sometimes did so with varying degrees of recourse, which meant, in effect, that we retained some of the risk for the loan if it defaulted. Generally we sold or securitized loans with no recourse. A loan sold with recourse means the seller retains substantial or full responsibility if it defaults. For a loan we sold without recourse, we could still bear responsibility to the buyer in many cases if the loan defaulted early or was paid off early (typically within the first 90 days), or if the loan did not conform to representations we made to the buyer at the time of sale. At present, in those cases where we are responsible for a loan for representation non-conformity, usually we satisfy our obligations to the buyer by repurchase or by making the buyer whole economically. Typically we had similar obligations for breach of representation, non-conformity, or early default, if the loan was included on a non-recourse basis in a securitization transaction or loan sale, if the transaction was a sale of servicing rights, or if we had a make-whole or other indemnity obligation. Repurchase and make-whole loans (for representation non-conformity) frequently involve default or fraud and therefore frequently result in losses to us. We managed the risk of non-conformity through origination and documentation controls and procedures, and through post-closing quality control processes and repurchase and make-whole request reviews. In recent years we have experienced an increase in loan repurchases and make-wholes for these reasons; 2009 saw a sharp increase. Management has augmented its review process and maintains a reserve for losses related to loan repurchases and make-wholes due to both nonconformity and recourse obligations. Additional information concerning these risks is set forth under the caption “Foreclosure and Repurchase Reserves” beginning on page 57 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Interest Rate and Yield Curve Risks

          A significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. Additional information concerning those risks and our management of them appears under the caption “Interest Rate Risk Management” beginning on page 32 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage servicing rights (MSR) portfolio is affected by changes in interest rates. Although we sold our mortgage servicing platform in 2008, at present we still retain substantial MSR assets. The value of MSR assets declines when the underlying loans are refinanced or otherwise paid early. Generally, when interest rates increase, the value of MSR generally increases, and when rates decline the value of MSR tends to decline. However, those general tendencies do not result in concrete outcomes in all circumstances; for example, a decrease in interest rates does not always result in a predictable increase in refinancings because other factors may blunt loan demand or curtail credit availability. Additional information concerning those risks and our management of them appears under the caption “Mortgage Servicing Rights and Other Related Retained Interests” beginning on page 54 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          We face the risks associated with movements in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are equal, or nearly equal, to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is positively sloped. However, the yield curve can be relatively flat or inverted for short or even protracted periods. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our capital markets business. A prolonged inversion of the yield curve historically is so uncommon that it is difficult to predict all the effects that such a market condition is reasonably likely to create.

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

Securities Inventories and Market Risks

          Our capital markets business buys and sells various types of securities for its institutional customers. In the course of that business we hold inventory positions and are exposed to certain risks of market fluctuations. In addition, we are exposed to credit risk and interest rate risk associated with debt securities. We manage the risks of holding inventories of securities through certain policies and procedures, including hedging activities related to certain interest rate risks. Additional information concerning those risks and our management of them appears under the caption “Market Risk Management” beginning on page 40 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report, and in the “Credit Risks” discussion beginning on page 21 of this report.

          In addition, we earn fees and other income related to our brokerage business and our management of assets for customers. Declines, disruptions, or precipitous changes in markets or market prices can adversely affect those revenue sources.

          We have exposure to risks related to securities markets in other respects as well. We have a number of assets and obligations that are linked, directly or indirectly, to major securities markets. Significant changes in market performance can have a material impact upon our assets, liabilities, and financial results. A major example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. Our pension funding obligations generally depend upon actuarial estimates of benefits claims and actuarial estimates of future plan asset values. To a substantial extent the pension plan invests its assets in marketable securities. Our obligations to fund the plan can diminish substantially if the plan’s investments perform well, and can grow substantially if those investments perform poorly. Changes in those obligations generally translate into positive or negative changes in our pension expense, which in turn affects our financial performance. Although our obligations and expenses relative to the plan can be affected by many other things, including changes in our participating employee population and changes to the plan itself, declines in market performance in recent years will tend to increase our obligations to fund the pension plan over the next several years. We recently modified the plan design and will implement a freeze of new benefits after 2012, and we changed the asset allocation investment strategy; we expect these changes to moderate future volatility in this area.

Venture Capital Risks

          Venture capital investments are inherently volatile. The companies in which we have invested are much less mature, smaller, and much more unproven than a typical public company. Accordingly, those investments carry a substantial risk of loss. Venture capital investments also are inherently illiquid. Success in this business can only be assessed in the long term and depends to a very large extent upon the ability of management to find sound investment prospects, negotiate financially appropriate investment terms, and oversee each investment as the company uses the venture capital and develops. In the short term, venture capital losses are not uncommon even if the business proves to be successful in the long term. Starting in 2008 we began winding down this business; however, due to the illiquid nature of these investments, the wind-down process will occur over an extended period.

Regulatory, Legislative, and Legal Risks

          We operate in a heavily regulated industry. The regulatory environment has been changing more rapidly in recent years, and the regulatory burdens generally have been increasing, as a result of recent events affecting traditional banking, mortgage banking, and financial markets generally. We are subject to many banking, deposit, insurance, insurance brokerage, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 5 above, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting our ability to share or receive customer information and increasing our costs.

          The following paragraphs highlight certain specific important risk areas related to legal matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all legal risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

          Regulatory and Other Pressures Related to Operating Losses

          The Bank is required to maintain certain regulatory capital levels and ratios, as discussed under the caption “Capital Adequacy” beginning on page 7 of this report. If the Bank’s financial losses continue, or if the regulatory requirements were to increase, then at some point the Bank’s ability to meet those requirements could be adversely affected.

          Pressure to maintain appropriate capital levels and address business needs in a recessionary environment during times of financial loss may lead to actions that could be adverse to our shareholders, at least in the short term. Such actions that have already occurred include the elimination of our common cash dividend, the sale of our common stock and the issuance of a common stock warrant at times (in 2008) when market prices were disadvantageous, and a contraction of our balance sheet (involving sales or other dispositions of assets or businesses) at times when market values were depressed. Further such actions could occur.

          Federal and State Regulatory Jurisdiction

          Some state authorities from time to time have challenged, and on occasion continue to challenge, the position of the OCC that it is the exclusive regulator of various aspects of national banks or their operating subsidiaries. If one or more of those challenges were successful, or if Congress or the OCC were to change the applicable banking laws or regulations, we could be impacted significantly, due, among other things, to possible increased regulatory burdens, governmental (including state attorney general) and private party actions alleging non-compliance with state law, and the expense of tracking and complying with the different laws and regulations of those states in which we do business.

          In its 2009 decision known as Cuomo v. Clearing House Association L.L.C., the U.S. Supreme Court determined that the OCC does not have the exclusive ability to enforce certain state and local laws applicable to certain business activities of national banks which are not pre-empted by federal law. The Cuomo decision modified the position of the OCC and lower court decisions that had affirmed the OCC’s regulations regarding its visitorial power, and limited the application of a 2007 Supreme Court decision known as Watters v. Wachovia Bank N.A. which had been viewed as indirectly supportive of the OCC’s position.

          It is not possible at this time to gauge what effects the Cuomo decision will have upon us. Although our regional banking business operates primarily in the state of Tennessee, we have branches in other states, we have customers in several more, and a component of our long-term strategy is possible further expansion into other southeastern states. In addition, our capital markets business has customers and offices in many states, and our mortgage banking and national specialty lending businesses hold and service (directly or indirectly) assets originated across the U.S.

          Cuomo holds that the National Bank Act allows states to enforce non-pre-empted laws through judicial proceedings against national banks. Most states and some communities have in place various laws pertaining to lending and other business activities conducted by banks, some of which may not be pre-

empted by federal law. Dealing with potential state and local enforcement activity relating to non-pre-empted laws would, at a minimum, increase the compliance costs for national banks that have multi-state operations.

          Recent Legislation

          In 2008 the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008, sometimes known as EESA. Under authority of EESA the U.S. Department of the Treasury initiated a Capital Purchase Program, sometimes referred to as the CPP, which has been implemented in conjunction with the U.S. banking regulators under an umbrella called the Troubled Asset Relief Program, or TARP. Under the CPP, the Treasury has purchased preferred stock from approved financial institutions upon terms and conditions set by the Treasury, and in late 2008 the Treasury purchased preferred stock from us. In February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), which amended portions of EESA relevant to CPP participants. Additional information concerning our participation in the TARP appears in “EESA Legislation and TARP Participation” beginning on page 10 of this report. Among other things, the Recovery Act significantly restricts incentive compensation, including bonus and retention awards, for the executives whose compensation is described in detail in our proxy statement (the “named executives”) and for the twenty employees, excluding the named executives, whose total compensation is the highest (the “Highest 20”). Extensive new rules were adopted by the Treasury in 2009 to implement these new restrictions. The new TARP restrictions on incentives would cease to apply once all of the CPP preferred stock that we sold to the Treasury is redeemed. The TARP rules have created several new risks for us and for other institutions that sold preferred stock to the Treasury, including the following:

●

Pay Substantially Less Linked to Performance. The TARP restrictions on incentive compensation may adversely affect our ability to attract, retain, and motivate our highest performing employees, and therefore may adversely affect our business. Historically, we have embraced a pay-for-performance philosophy for employees at many levels of the company. Starting in 2010 the restriction on incentives will significantly de-link pay from performance for our named executives. For those de-linked persons, salary will be a larger component of their compensation package. We have responded by paying supplemental salary in the form of salary stock units, which ties the value of the salary increases to the value of our stock. However, the linkage of SSUs to performance is much weaker than is true for our traditional cash bonus programs. It is uncertain how a salary-dominated pay structure for those persons might affect our overall performance during the period in which the TARP restrictions apply to us.

●

Risks if We Desire to Redeem the CPP Preferred. Our redemption of the CPP preferred shares would reduce our regulatory capital and reduce cash on hand. We cannot redeem stock unless our Board and our regulators conclude it is consistent with safety, soundness, and other corporate and regulatory considerations. Those considerations could constrain our ability to redeem the preferred shares, especially in the short term, unless we create or raise an amount of replacement capital determined by our regulators to be acceptable. Creating new capital typically relies upon retaining earnings. Raising new capital could be dilutive to existing shareholders, and it may not be feasible if, at the time we wish to go to market, the market is disrupted or perceives us unfavorably.

●

Interest Rates and Other Economic Changes. The Recovery Act and other legislation in 2009 are expected to result in a substantial increase in government expenditures and government debt for many years to come. It is not clear how those events will affect interest rates or the inflation rate, among other things, but both could rise as a result with adverse effects on the economy. In particular, as mentioned above, our businesses are very sensitive to changes in interest rates and sudden changes in rates often have had an adverse effect on financial services companies.

          Recent Regulatory and Legislative Proposals

          At any given time the U.S. Congress, federal regulators, and the states in which we do business have pending a host of bills and other proposals that, if enacted or adopted, could substantially impact our businesses, operations, and financial results. Due to political and other processes, it is impossible to predict which proposals will become final and what provisions a final law or rule may have. The following paragraphs highlight, as examples, two recent proposals which could have a substantial impact upon us.

●

The U.S. Congress is considering significant new “regulatory reform” legislation. The legislation has taken a number of different forms, some of which would significantly alter the regulatory framework applicable to us. Final legislation could incorporate elements from several older bills and could include wholly new provisions. For example, one recent version of regulatory reform legislation would create, among other things, a Consumer Finance Protection Agency (CFPA). If enacted, the CFPA would have substantial authority over our consumer finance products and services. The CFPA’s rules could conflict with, and possibly override, our Bank’s primary regulator in consumer matters. The CFPA’s rule-making authority could be extensive, including such things as setting terms and conditions on consumer products services and regulating compensation of our employees who deal with consumer matters. Such rules could substantially reduce revenues, increase costs and risks, and otherwise make our consumer businesses less profitable or unprofitable. In addition, it has been proposed that national banks, including our bank, be made subject to regulation by all the states in a number of respects. At a minimum this partial rescission of federal pre-emption would significantly increase compliance and operating costs, as well as the risk of unintentional non-compliance.

●

The U.S. Congress and other governmental bodies recently have considered, and in the future may enact or adopt, new laws and regulations intended to modify the terms of outstanding consumer loans in a manner benefiting borrowers at the expense of lenders, restrict the ability of lenders to make new loans, and increase the regulatory burdens and legal risks on lenders and loan servicers. Some initiatives in this area have become final but further, and more invasive, measures could be adopted. We have a substantial amount of assets in the form of consumer loans and servicing rights originated in our now-discontinued national businesses; new rules that compel adverse changes in loan terms could have a substantial adverse impact on those portfolios.

          Litigation Risks

          We face litigation risks from customers, employees, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. We manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with certainty.

          Since 2008 the risks of certain types of litigation have increased. For us, the most notable of those types are (i) lender liability claims, (ii) claims involving other types of distressed counterparties, (iii) claims based on declines in our stock price, and (iv) a new type of lender tort claim. The risk from the first two types has increased primarily because borrowers and other contractual counterparties have experienced financial stress, in many cases resulting in an attempt to obtain funds or relief from a solvent party (us). We expect that this heightened risk level will not abate until after economic conditions substantially improve. The elevated risk associated with type (iii) largely is a result of our volatile stock price performance in 2007 and 2008, and eventually should fall back to ordinary levels if our stock price continues to stabilize.

          Regarding type (iv), some local governments or agencies have claimed that certain lenders in their communities have created a public nuisance, engaged in predatory or discriminatory lending, or otherwise are liable for the alleged consequences of inappropriate consumer lending, especially home mortgage lending. Lender tort claims of this sort, where alleged damages are measured on a statistical and/or city-wide basis, create litigation costs immediately and create a risk of significant litigation losses for those lenders which are named as defendants in them. Moreover, claims of this sort adversely alter the business climate and raise the costs and risks for all lenders, both in the communities involved and in similar communities across the country.

Holding Company Dividends

          Historically the Corporation has depended upon common dividends from the Bank for cash to fund common dividends paid to the Corporation’s shareholders. However, in part because of the losses experienced by the Bank since 2007, regulatory constraints generally will prevent the Bank from declaring and paying dividends to the Corporation in 2010 without regulatory approval. Additional information concerning those regulatory restrictions on the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis section beginning on page 34 of our 2009 Annual Report to Shareholders, which section is incorporated herein by reference. In 2008 the Corporation discontinued paying a quarterly cash dividend to its common stockholders and began distributing a dividend payable in shares of common stock. As a TARP participant, we will not be able to reinstate a common cash dividend unless we obtain regulatory consent, among other things. Additional information concerning our participation in the TARP appears in “EESA Legislation and TARP Participation” beginning on page 10 of this report.

Accounting Risks

          Uncertainties in Estimates

          The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Three of our most critical estimates are: the level of the allowance for credit losses; the level of repurchase, make-whole, and foreclosure reserves; and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our mortgage servicing rights, goodwill, or other assets, or we may recognize a significant decline in the fair value of our mortgage servicing rights, or we may make some other adjustment that will differ materially from the estimates that we make today. For additional information concerning the sensitivity of these estimates, refer to “Critical Accounting Policies” beginning on page 52 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2009 Annual Report to Shareholders.

          Changes to Rules and Practices

          In addition, accounting rules and practices change over time. Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings.

Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry.

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

Geographic Risks

          Our capital markets business is national in scope, and our capital markets division is developing a business presence in selected Asian markets. Also, we continue to hold substantial assets originated under our now-discontinued national lending businesses. However, our traditional banking business remains grounded in, and depends upon, the major Tennessee markets. As a result, although some of our business operations and assets are exposed to geographically broad risks, to a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact Tennessee and neighboring states where we do our traditional banking business. In other words, if the Tennessee region experiences adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader footprint.

Non-U.S. Operations Risks

          We have two capital markets offices outside of the United States, in Hong Kong and Tokyo. Opening and operating non-U.S. offices creates a number of risks. Specific risks associated with any non-U.S. presence include: the risk that taxes, licenses, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our ability to operate overseas profitably or at all; the risk that our assets and operations in a particular country could be nationalized in whole or part without adequate compensation; the risk that currency exchange rates could move unfavorably so as to diminish or destroy the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities, denominated in those currencies; the risk that legal recourse against foreign counterparties may be limited in unexpected ways; risks and costs associated with U.S. banking and other regulation of non-U.S. business activities; and the risk that political or cultural preferences in a particular host country might become antagonistic to U.S. companies. Our ability to manage those and other risks will depend upon a number of factors, including: our ability to recognize and anticipate differences in cultural and other expectations applicable to customers, employees, regulators, and vendors and other business partners; our ability to recognize and act upon opportunities and constraints peculiar to the countries and cultures in which our offices operate; our ability to recognize and manage any exchange rate risks to which we are exposed; and our ability to anticipate the stability of or changes in the political, legal, and monetary systems of the countries in which our offices operate.

Recent Recession and Disruptions

          Starting in 2007 the U.S. economy in general, and the business environment for financial services companies in particular, experienced a significant recession. The recession continued throughout 2009, although by year’s end there were some signs that the worst aspects might have begun to ease and in some technical respects the recession may have ended in 2009. Some geographic areas and business sectors, and some companies and banks, were hurt more than others, or experienced the downturn at different rates or different times. At this time it is not known, and not possible to predict, the ultimate effects of the recession. Although the recession did not create new types of risks, we believe it is useful to highlight in this section some of the key impacts of those events on our business to illustrate how events beyond our control can adversely affect us.

Key Events of the Recession

Examples of some of the most significant events related to the recession include the following:

•	Residential housing values in the U.S. fell in nearly every market, and in some highly-populated markets values fell significantly.

•	The volume of residential housing transactions also stagnated or fell, and in some markets volume fell significantly.

•

Except for “conforming loans,” which are loan products conforming to standards of certain government sponsored entities (GSEs), rates for some types of home mortgage products rose sharply and some mortgage products, with new and more restrictive credit criteria, became difficult for borrowers to obtain even at high interest rates, making it difficult or impossible for some borrowers to refinance an existing mortgage.

•

In 2007 private investor demand for new-issue mortgage-backed securities fluctuated suddenly and sharply, and for some categories of mortgages it disappeared almost entirely. Although this disruption has since moderated somewhat, private-sector demand for new-issue non-conforming mortgage-backed securities has not returned to prior levels.

•

Many companies in the U.S. in many sectors of the economy reported financial losses or significant reductions in earnings. Banks and other companies in the financial services industry were, in general, especially hard hit. A number of banks failed or were acquired under circumstances of substantial financial stress. Bank failures and acquisitions-under-duress could continue at elevated levels in 2010.

•

In 2008 the GSEs failed financially and were, in effect, taken over by the federal government. GSEs are the principal outlets for home mortgages in the U.S. Substantial new legislation was enacted during 2008 which changed how the GSEs operate and are regulated. The function of the GSEs as buyers of so-called conforming mortgages has continued under the new laws. In a related move, U.S. monetary policy has kept interest rates, especially home-mortgage rates, at historically low levels. The current functioning of the GSEs and monetary policy are credited with contributing to recent stabilization of real estate values in many parts of the U.S. However, if the GSEs’ activities and that monetary policy are not maintained in the future, real estate values could destabilize once again.

•	Unemployment rose as some companies failed and others reduced their staff. Early in 2010 unemployment in the U.S. continues to be elevated on average and in many regions.

•	Because of these factors, among others, loan defaults, foreclosures, and bankruptcies rose significantly for U.S. individuals and businesses.

•

Due to a significant rise in bank failures, the deposit insurance fund administered by the FDIC became depleted. To help maintain the fund, in 2009 the FDIC imposed a special insurance premium and required banks to prepay 3 years of insurance premiums.

•

In 2008 and 2009 substantial new laws were proposed and, in some cases, enacted, in response to the recession. Some of those applicable to us are mentioned in “Regulatory, Legislative, and Legal Risks” beginning on page 27 of this report.

Key Impacts of the Recession upon the Corporation and the Bank

Exit from National Mortgage and Specialty Lending Businesses

          Many of the significant disruptions in 2007 and 2008 impacted our mortgage businesses substantially. We decided to exit those businesses except in our traditional Tennessee-based banking region. In August 2008 we sold our mortgage origination and servicing platforms, and during that year we exited the national specialty lending businesses associated with the mortgage business. These actions had, and will continue to have, a substantial impact upon our financial results and our balance sheet.

Substantial Increase in Losses Related to Lending and Assets from Exited Businesses

          Although we sold or closed our national mortgage and national specialty lending businesses, we retain as assets many of the loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. We also retain a substantial portion of the mortgage servicing rights that we previously serviced, we continue to maintain hedge positions that we obtain to manage certain risks related to those retained servicing rights, and we retain the risk of liability to parties with whom we made contracts in the course of operating those businesses. These legacy assets and positions continue to impose risks on us. Key risks include:

•

The loans on our books have experienced significantly higher default and loss rates compared to pre-recession years. For example, due to declining home values, home loans secured on a second-lien basis in a significant number of cases have little or no collateral value to cover the loan if it defaults. Accordingly, a default on such a loan today will result in a much higher loss severity than would have resulted previously.

•

The incidence of parties claiming that loans that we sold to them did not meet contractual standards has risen. That trend may persist as parties seek to mitigate losses they experienced while holding those loans by any means possible.

•	The incidence of counterparty loss on hedges, swaps, and other such instruments may rise as those counterparties experience financial stress or failure.

Other trends adverse to us may emerge from these legacy assets and positions as counterparties are stressed by economic conditions, and of course some of these impacts apply to continuing businesses. Over time those losses and risks related to legacy items should diminish since those exited businesses will not generate new loans and new contracts, but it is not possible to predict when that may occur.

          Our other lending businesses remain in place, and we are constantly seeking ways to prudently expand them. We have experienced a significant increase in default and loss rates in most of those products as well, and demand for new loans diminished as business activity in general became more subdued. We adjusted our underwriting, credit review, and loss mitigation processes and we will continue to seek ways to manage risk and minimize loss. However, we remain in the business of lending and that business carries more risk at present than it has in recent years past. That higher level of risk could increase further, and in any case that risk is likely to continue at an elevated level at least until the economy improves significantly in our lending markets.

          We regularly review and adjust the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets as well as changes in housing price appreciation and depreciation. Determining the appropriateness of the allowance is complex and requires judgment by management about the effects of matters that are inherently uncertain. That process was made significantly more difficult during the recession as rapid changes in business and economic conditions required us to adjust and re-adjust our methods.

Decrease in Business Activities

          The slowdown reduced business activity, including activity which we finance by making loans and activity from which we earn fee revenues. Some activities fell substantially or ended completely, notably (for us) certain capital markets structured finance activities and certain fee-generating deposit account activities. All of these impacts reduce our revenues and our opportunities for new business.

Net Interest Margin Compression

          Relatively low interest rates in the U.S. could stimulate new demand for consumer and business loans and business activity in general. Low rates could cause the recession to end more quickly and more vigorously than otherwise would be the case. However, in recent quarters falling rates compressed our net interest margin, which negatively affected our financial results, and could do so again.

Deposit Run-off Risks

          As mentioned under “Financing, Funding, and Liquidity Risks” beginning on page 24 above, we rely significantly upon deposits for liquidity and to fund our business operations. Generally, deposits are a relatively stable and cost-effective source of funding for banks due to many factors, including FDIC deposit insurance. Changes in deposit levels can be influenced substantially by many factors, including customer satisfaction and the interest rates offered to deposit customers. Those rates, in turn, generally reflect prevailing market conditions.

          During 2008, the media occasionally highlighted the risk of an extreme form of deposit run-off, sometimes referred to as a ‘run on the bank.’ More moderate levels of run-off can adversely affect banks but are substantially less dramatic and have been significantly less reported. The increased level of public concern created by the recession, punctuated by media reports of potential or actual bank failures, increased the risk of some level of deposit run-off for all depositary institutions. We experienced a degree of run-off in the summer and autumn of 2008 which was not dramatic but could have started a negative trend. Late in 2008 FDIC insurance coverage levels were increased on a temporary basis; run-off activity abated somewhat, and in fact our deposits grew during most of 2009. However, the run-off risk is likely to continue to be elevated until it is clear to the public that a significant economic recovery is underway. Moreover, some degree of deposit run off could occur if FDIC coverage amounts revert to pre-2008 levels. To manage run-off risk we maintain cash reserves and access to other liquidity sources to accommodate normal and, to a degree, unusual withdrawal activity, and we strive to respond promptly and accurately to customer concerns that might arise.

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

          The Corporation has no properties that it considers materially important to its financial statements.

ITEM 3
LEGAL PROCEEDINGS

          The “Contingencies” section from Note 18 to the Consolidated Financial Statements appearing on pages 110 and 111 of the Corporation’s 2009 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted during the fourth quarter of 2009 to a vote of security holders through the solicitation of proxies or otherwise.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

          The following is a list of executive officers of the Corporation as of January 31, 2010. The executive officers generally are appointed at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified. As shown in more detail below, during each of the last five fiscal years two of the executive officers were employed principally by the Corporation or its subsidiaries in an executive capacity (Messrs. Burkett and Keen), three others were employed by the Corporation or its subsidiaries but did not hold an executive position during the entire period (Messrs. Gusmus, Olivier, and Tuggle), and the remainder were first employed by the Corporation during that period (Messrs. Daniel, Jordan, Losch, and Valine).

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions

Charles G. Burkett	President – Banking of the Corporation and the Bank (2004)

Age: 59

Prior to November, 2005, Mr. Burkett was President – First Tennessee Financial Services and Executive Vice President of the Corporation and the Bank. Prior to April 2004 Mr. Burkett was President – Retail Financial Services/Memphis Financial Services.

John M. Daniel	Executive Vice President – Human Resources of the Corporation and the Bank (2006)

Age: 55	From January 2001 to September 2006, Mr. Daniel was Executive Vice President in charge of Human Resources for Regions Financial Corporation.

Frank J. Gusmus Jr.	President – FTN Financial of the Corporation and the Bank (2008)

Age: 55

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

D. Bryan Jordan	President and Chief Executive Officer of the Corporation and the Bank (2008)

Age: 48

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

James F. Keen	Executive Vice President (2003) – Chief Accounting Officer of the Corporation and the Bank (2008) and principal accounting officer
Age: 59
Mr. Keen was Corporate Controller of the Corporation from 1988 until July 2008, and of the Bank from 2001 until July 2008. In that capacity Mr. Keen was the Corporation’s principal accounting officer.

William C. Losch III	Executive Vice President – Chief Financial Officer of the Corporation and the Bank (2009)

Age: 39

From 1998 to January 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to January 2009.

James Gregory Olivier	Executive Vice President – Chief Credit Officer of the Corporation and the Bank (2007)

Age: 47

From December 2003 to June 2007, Mr. Olivier held the position of Executive Vice President – Credit Risk Manager for the Corporation and Bank. Prior to that time he served as Senior Vice President and Wholesale Credit Products Manager for Wachovia Corp.

Charles T. Tuggle, Jr.	Executive Vice President – General Counsel of the Corporation and the Bank (2008)

Age: 61

From October 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to October 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.

Yousef A. Valine	Executive Vice President – Chief Risk Officer (2010) of the Corporation and the Bank

Age: 50

From June to December 2009, Mr. Valine served as Executive Vice President – Corporate Risk Management of the Corporation and the Bank. From 1985 until June 2009, Mr. Valine was with Wachovia Corporation, most recently serving as Executive Vice President and Chief Operating Officer of its enterprise-wide risk management division from 2007 until June 2009, as the head of its Institutional Risk Group in 2006, and as its chief Operational Risk officer in 2005.

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

PART II

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2009 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2009 Annual Report to shareholders.

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market for the Corporation’s Common Stock:

          The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2009, there were 7,340 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)

the Summary of Quarterly Financial Information Table (Table 25)(page 61), the Selected Financial and Operating Data Table (page 2), and the “Liquidity Management” subsection (beginning on page 34) of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section contained in the Corporation’s 2009 Annual Report to Shareholders,

(ii)	Note 18 to the Consolidated Financial Statements beginning on page 110 of the 2009 Annual Report to Shareholders, and

(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 6 and 7, respectively, of Item 1 of Part I of this report on Form 10-K.

The Corporation has provided the information required by Item 201(e) of Regulation S-K on page 162 of its 2009 Annual Report to Shareholders under the caption “Total Shareholder Return Performance Graph.” That information is not “filed” with this report and is not incorporated by reference herein.

(b)	Sale of Unregistered Equity Securities:

During 2009 the Corporation sold no equity securities without registration under the Securities Act of 1933, as amended.

(c)	Issuer Repurchases:

          Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and regulatory restrictions. Pursuant to Board authority, the Corporation may repurchase shares from time to time for general purposes and for its stock option and other compensation plans, and will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Since becoming a participant in the U.S. Treasury’s capital purchase program, all purchase authorization is subject to substantial restrictions under that program. See “EESA Legislation & TARP Participation” beginning on page 10 of this report for additional information concerning those restrictions. Additional information concerning repurchase activity during the final three months of 2009 is presented in Table 13, and the surrounding notes and other text, of the Management’s Discussion and Analysis of

Results of Operations and Financial Condition section appearing on pages 30 and 31 of the Corporation’s 2009 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6
SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation’s 2009 Annual Report to shareholders.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, Glossary section, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-66 and 158-161 of the Corporation’s 2009 Annual Report to Shareholders.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item is incorporated herein by reference to the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements, and to the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, both of which appear, respectively, on pages 151-152 and on pages 32-34 of the Corporation’s 2009 Annual Report to Shareholders.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and to the Summary of Quarterly Financial Information table appearing, respectively, on pages 70-157 and on page 61 of the Corporation’s 2009 Annual Report to Shareholders.

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

          Management’s Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 67-68 of the Corporation’s 2009 Annual Report to Shareholders and are incorporated herein by this reference.

          Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9A(T)
CONTROLS AND PROCEDURES

          Not applicable.

ITEM 9B
OTHER INFORMATION

          There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of 2009 that has not been reported.

           On February 26, 2010, the Compensation Committee of the Board of Directors of the Corporation amended the terms of the Corporation’s Salary Stock Unit Program. The Program provides that salary stock units, or SSUs, are treated the same as cash salary for certain purposes, including pension and other retirement plans and life insurance programs. The amendment places a ceiling of $200,000 per person per year on the amount of SSUs which can be treated as cash salary for determining any benefits. SSUs are not treated as cash salary for other purposes, including under severance agreements and programs. The amendment does not alter the excluded treatment of SSUs for those other purposes.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation, the Audit Committee of the Corporation’s Board of Directors, members of the Audit Committee, and audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1—Election of Directors” section of the Corporation’s 2010 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2010 Proxy Statement.

          In 2009 there were no material amendments to the procedures, described in the Corporation’s 2010 Proxy Statement, by which security holders may recommend nominees to the Corporation’s Board of Directors.

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

ITEM 11
EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s 2010 Proxy Statement.

          The Corporation has provided the information required by Item 407(e)(5) of Regulation S-K in its 2010 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

          The information required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated herein by reference to the “Equity Compensation Plan Information” section of the Corporation’s 2010 Proxy Statement, immediately following Vote Item No. 3.

Beneficial Ownership of Corporation Stock

          The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of the Corporation’s 2010 Proxy Statement.

Change in Control Arrangements

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item is incorporated herein by reference to the “Independence and Categorical Standards” and the “Transactions with Related Persons” sections of the 2010 Proxy Statement, which sections are incorporated herein by reference. The Corporation’s independent directors and nominees are identified in the second paragraph of the “Independence and Categorical Standards” section of the 2010 Proxy Statement.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

          In 2003, the Audit Committee of the Board of Directors adopted a policy providing for pre-approval of all audit and non-audit services to be performed by our registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the SEC. Services either may be approved in advance by the Audit Committee specifically on a case-by-case basis (“specific pre-approval”) or may be approved in advance (“advance pre-approval”). Advance pre-approval requires the Committee to identify in advance the specific types of service that may be provided and the fee limits applicable to such types of service, which limits may be expressed as a limit by type of service or by category of services. Unless the type of service to be provided by the Corporation’s registered public accounting firm has received advance pre-approval under the policy and the fee for such service is within the limit pre-approved, the service will require specific pre-approval by the Committee. The terms of and fee for the annual audit engagement must receive the specific pre-approval of the Committee. “Audit,” “Audit-related,” “Tax,” and “All Other” services, as those terms are defined in the policy, have the advance pre-approval of the Committee, but only to the extent those services have been specified by the Committee and only in amounts that do not exceed the fee limits specified by the Committee. Such advance pre-approval is to be for a term of 12 months following the date of pre-approval unless the Committee specifically provides for a different term. Unless the Committee specifically determines otherwise, the aggregate amount of the fees pre-approved for All Other services for the fiscal year must not exceed seventy-five percent (75%) of the aggregate amount of the fees pre-approved for the fiscal year for Audit services, Audit-related services, and those types of Tax services that represent tax compliance or tax return preparation. The policy delegates the authority to pre-approve services to be provided by the Corporation’s registered public accounting firm, other than the annual audit engagement and any changes thereto, to the Chairperson of the Committee. The Chairperson may not, however, make a determination that causes the 75% limit described above to be exceeded. Any service pre-approved by the Chairperson will be reported to the Committee at its next regularly scheduled meeting.

          Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the “Vote Item No. 5” section of the 2010 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2009 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2009 Annual Report to shareholders.

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements:

Page 70*	1.	Consolidated Statements of Condition as of December 31, 2009 and 2008.

Page 71*	2.	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

Pages 72-73*	3.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007.

Page 74*	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Pages 75-157*	5.	Notes to the Consolidated Financial Statements

Pages 68-69*	6.	Reports of Independent Registered Public Accounting Firm

*

The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation’s 2009 Annual Report to Shareholders.

Financial Statement Schedules: Not applicable.

Exhibits:

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

The phrase “2009 named executive officers” refers to those executive officers whose 2009 compensation is described in detail in the Corporation’s 2010 Proxy Statement.

3.1	Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

3.2

Bylaws of First Horizon National Corporation, as amended and restated January 19, 2010, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed January 22, 2010.

3.3

Warrant to Purchase Common Stock dated November 14, 2008 issued in connection with sale of preferred stock under the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

4.1

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2009 Annual Report to Shareholders. At December 31, 2009, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.2

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

*10.1(a2)+	Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan.

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

*10.1(d)

[1995] Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(e)

2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(f)

[1991] Bank Advisory Director Deferral Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(g)

[1996] Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(h)

2002 Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

*10.2(b)

1992 Restricted Stock Incentive Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.2(c)

1995 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.2(d)

1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.2(e)

2000 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.2(f)

2003 Equity Compensation Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

*Performance-Based Incentive Award Documents

*10.4(a)	Form of Performance Stock Units Grant Notice [2007], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.4(b1)

Form of Performance Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.4(b2)

Text of Notice Announcing Modification of Performance Goal Calculation Method Related to 2008 Executive Awards of Performance Restricted Stock, incorporated herein by reference to Exhibit 10.4(e2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

*10.4(c)	Form of Performance Stock Units Notice of Grant [2009], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*Other Stock-Based Incentive Plan Agreements and Related Documents

*10.5(a)

Form of Restricted Stock Agreement for Non-Employee Director used under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation’s Current Report on Form 8-K dated January 18, 2005.

*10.5(b)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated herein by reference to Exhibit 10.5(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(c)

Form of Agreement to Exchange Shares for RSUs and Defer Receipt of Shares [relating to Restricted Stock], incorporated herein by reference to Exhibit 10.5(d) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(d)	Form of Stock Option Grant Notice, incorporated herein by reference to Exhibit 10.5(e) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(e)	Form of Stock Option Reload Grant Notification, incorporated herein by reference to Exhibit 10.5(f) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(f)

Form of Stock Option Grant Notice (used for executive officers during 2005), incorporated herein by reference to Exhibit 10.5(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(g)	Form of Restricted Stock Grant Notice (used during 2005), incorporated herein by reference to Exhibit 10.5(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(h)

Form of Management Stock Option Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(i)

Form of Management Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(j)	Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

*10.5(k)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(l)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.5(m)

Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.5(n)

Form of Retention Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.5(o)	Form of Executive Restricted Stock Notice of Grant [2009], incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.5(p)

Form of Executive Special Restricted Stock Notice of Grant [2009], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.5(q)

Form of Bonus Restricted Stock Notice of Grant (associated with bonuses under the Capital Markets Incentive Compensation Plan) [2009], incorporated herein by reference to Exhibit 10.5(q) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*Management Cash Incentive Plan Documents

*10.6(a)

2002 Management Incentive Plan, as restated for amendments through July 14, 2008, incorporated herein by reference to Exhibit 10.6(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

*10.7(d1)

Form of Pension Restoration Plan (amended and restated as of January 1, 2008), incorporated herein by reference to Exhibit 10.7(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(d2)+	Form of Amendment to Pension Restoration Plan.

*10.7(e)	Conformed copy of offer letter concerning employment of D. Bryan Jordan, incorporated by reference to Exhibit 10.7(m) to the Corporation’s Current Report on Form 8-K dated April 13, 2007.

*10.7(f)

Conformed copy of offer letter concerning employment of William C. Losch, III (principal financial officer), incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.7(g)

Conformed copy of Retention Agreement with Frank J. Gusmus Jr. dated January 8, 2009, incorporated herein by reference to Exhibit 10.7(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Other Material Contract Exhibits related to Management or Directors

*10.8(a)

Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.8(b)

Other Compensation and Benefit Arrangements for Non-employee Directors, incorporated herein by reference to Exhibit 10.8(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

*10.8(f)+	Description of Certain Benefits Available to Executive Officers.

*10.8(g)	Description of 2010 Salaries for Senior Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed January 22, 2010.

*10.8(h)+	Salary Stock Unit Program.

*10.8(i)

Form of letter agreement with executive officers related to compensation, in conformity with the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

*10.8(j)

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

10.10

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

13+

Pages 2 through 162 of the First Horizon National Corporation 2009 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Power of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of
2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of
2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

99.1+	Principal Executive Officer’s Certificate (pursuant to 31 CFR 30.15)

99.2+	Principal Financial Officer’s Certificate (pursuant to 31 CFR 30.15)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 26, 2010	By:	/s/ William C. Losch III

William C. Losch III, Executive Vice
President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

D. Bryan Jordan *	President, Chief Executive Officer,	February 26, 2010
and Director (principal executive officer)
D. Bryan Jordan

William C. Losch III*	Executive Vice President and Chief	February 26, 2010
Financial Officer (principal
William C. Losch III	financial officer)

James F. Keen*	Executive Vice President and	February 26, 2010
Chief Accounting Officer (principal
James F. Keen	accounting officer)

Michael D. Rose*	Chairman of the Board and Director	February 26, 2010

Michael D. Rose

Robert B. Carter*	Director	February 26, 2010

Robert B. Carter

Simon F. Cooper*	Director	February 26, 2010

Simon F. Cooper

Mark A. Emkes*	Director	February 26, 2010

Mark A. Emkes

James A. Haslam, III*	Director	February 26, 2010

James A. Haslam, III

R. Brad Martin*	Director	February 26, 2010

R. Brad Martin

Vicki R. Palmer *	Director	February 26, 2010

Vicki R. Palmer

Colin V. Reed*	Director	February 26, 2010

Colin V. Reed

William B. Sansom*	Director	February 26, 2010

William B. Sansom

Luke Yancy III*	Director	February 26, 2010

Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	February 26, 2010

Clyde A. Billings, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

The phrase “2009 named executive officers” refers to those executive officers whose 2009 compensation is described in detail in the Corporation’s 2010 Proxy Statement.

3.1	Restated Charter of the Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

3.2

Bylaws of First Horizon National Corporation, as amended and restated January 19, 2010, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed January 22, 2010.

3.3

Warrant to Purchase Common Stock dated November 14, 2008 issued in connection with sale of preferred stock under the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

4.1

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2009 Annual Report to Shareholders. At December 31, 2009, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.2

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

*10.1(a2)+	Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan.

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

*10.1(d)

[1995] Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(e)

2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(f)

[1991] Bank Advisory Director Deferral Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(g)

[1996] Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(h)

2002 Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

*10.2(b)

1992 Restricted Stock Incentive Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.2(c)

1995 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.2(d)

1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.2(e)

2000 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.2(f)

2003 Equity Compensation Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

*Performance-Based Incentive Award Documents

*10.4(a)	Form of Performance Stock Units Grant Notice [2007], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.4(b1)

Form of Performance Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.4(b2)

Text of Notice Announcing Modification of Performance Goal Calculation Method Related to 2008 Executive Awards of Performance Restricted Stock, incorporated herein by reference to Exhibit 10.4(e2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

*10.4(c)	Form of Performance Stock Units Notice of Grant [2009], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*Other Stock-Based Incentive Plan Agreements and Related Documents

*10.5(a)

Form of Restricted Stock Agreement for Non-Employee Director used under the 2003 Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation’s Current Report on Form 8-K dated January 18, 2005.

*10.5(b)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated herein by reference to Exhibit 10.5(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(c)

Form of Agreement to Exchange Shares for RSUs and Defer Receipt of Shares [relating to Restricted Stock], incorporated herein by reference to Exhibit 10.5(d) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(d)	Form of Stock Option Grant Notice, incorporated herein by reference to Exhibit 10.5(e) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(e)	Form of Stock Option Reload Grant Notification, incorporated herein by reference to Exhibit 10.5(f) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.5(f)

Form of Stock Option Grant Notice (used for executive officers during 2005), incorporated herein by reference to Exhibit 10.5(g) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(g)	Form of Restricted Stock Grant Notice (used during 2005), incorporated herein by reference to Exhibit 10.5(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.5(h)

Form of Management Stock Option Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(i)

Form of Management Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(j)	Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2009.

*10.5(k)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(l)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.5(m)

Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.5(n)

Form of Retention Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.5(o)	Form of Executive Restricted Stock Notice of Grant [2009], incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.5(p)

Form of Executive Special Restricted Stock Notice of Grant [2009], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.5(q)

Form of Bonus Restricted Stock Notice of Grant (associated with bonuses under the Capital Markets Incentive Compensation Plan) [2009], incorporated herein by reference to Exhibit 10.5(q) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*Management Cash Incentive Plan Documents

*10.6(a)

2002 Management Incentive Plan, as restated for amendments through July 14, 2008, incorporated herein by reference to Exhibit 10.6(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

*10.7(d1)

Form of Pension Restoration Plan (amended and restated as of January 1, 2008), incorporated herein by reference to Exhibit 10.7(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(d2)+	Form of Amendment to Pension Restoration Plan.

*10.7(e)	Conformed copy of offer letter concerning employment of D. Bryan Jordan, incorporated by reference to Exhibit 10.7(m) to the Corporation’s Current Report on Form 8-K dated April 13, 2007.

*10.7(f)

Conformed copy of offer letter concerning employment of William C. Losch, III (principal financial officer), incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.7(g)

Conformed copy of Retention Agreement with Frank J. Gusmus Jr. dated January 8, 2009, incorporated herein by reference to Exhibit 10.7(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Other Material Contract Exhibits related to Management or Directors

*10.8(a)

Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.8(b)

Other Compensation and Benefit Arrangements for Non-employee Directors, incorporated herein by reference to Exhibit 10.8(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

*10.8(f)+	Description of Certain Benefits Available to Executive Officers.

*10.8(g)	Description of 2010 Salaries for Senior Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed January 22, 2010.

*10.8(h)+	Salary Stock Unit Program.

*10.8(i)

Form of letter agreement with executive officers related to compensation, in conformity with the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

*10.8(j)

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

10.10

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

13+

Pages 2 through 162 of the First Horizon National Corporation 2009 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Power of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

99.1+	Principal Executive Officer’s Certificate (pursuant to 31 CFR 30.15)

99.2+	Principal Financial Officer’s Certificate (pursuant to 31 CFR 30.15)