Form 10-Q
period 2010-03-31
FIRST HORIZON NATIONAL CORP
filed 2010-05-06
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
OR

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
Yes___No  x
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2010
Common Stock, $.625 par value	225,676,659

FIRST HORIZON NATIONAL CORPORATION
INDEX

Part I. Financial Information	3

Part II. Other Information	95

Signatures	97

Exhibit Index	98
EX-31.A
EX-31.B
EX-32.A
EX-32.B

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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands)(Unaudited)	2010	2009	2009

Assets:
Cash and due from banks (Restricted - $.1 million) (a)	$279,730	$438,181	$465,712
Federal funds sold and securities purchased under agreements to resell	523,237	515,858	452,883

Total cash and cash equivalents	802,967	954,039	918,595

Interest-bearing cash	383,571	1,174,442	539,300
Trading securities	964,800	933,316	699,900
Loans held for sale	505,794	643,518	452,501
Securities available for sale (Note 3)	2,697,719	3,016,013	2,694,468
Loans, net of unearned income (Restricted - $.9 billion) (Note 4) (a)	17,484,224	20,572,477	18,123,884
Less: Allowance for loan losses (Restricted - $59.8 million) (a)	844,060	940,932	896,914

Total net loans	16,640,164	19,631,545	17,226,970

Mortgage servicing rights (Note 5)	264,959	381,024	302,611
Goodwill (Note 6)	162,180	192,408	165,528
Other intangible assets, net (Note 6)	37,027	43,446	38,256
Capital markets receivables	743,514	1,502,033	334,404
Premises and equipment, net	308,714	330,299	313,824
Real estate acquired by foreclosure	122,060	132,653	125,190
Other assets (Restricted - $26.9 million) (a)	2,290,107	2,273,288	2,257,131

Total assets (Restricted - $.8 billion) (a)	$25,923,576	$31,208,024	$26,068,678

Liabilities and equity:
Deposits:
Savings	$5,174,901	$4,396,213	$4,847,709
Time deposits	1,642,820	2,152,837	1,895,992
Other interest-bearing deposits	3,256,040	1,868,902	3,169,474
Certificates of deposit $100,000 and more	534,889	1,583,928	559,944

Interest-bearing	10,608,650	10,001,880	10,473,119
Noninterest-bearing (Restricted - $1.5 million) (a)	4,461,050	4,908,175	4,394,096

Total deposits (Restricted - $1.5 million) (a)	15,069,700	14,910,055	14,867,215

Federal funds purchased and securities sold under agreements to repurchase	2,635,423	2,264,077	2,874,353
Trading liabilities	357,919	288,029	293,387
Other short-term borrowings and commercial paper	167,508	3,827,278	761,758
Term borrowings (Restricted - $.9 billion) (a)	2,932,524	3,353,464	2,190,544
Other collateralized borrowings	-	736,172	700,589

Total long-term debt	2,932,524	4,089,636	2,891,133

Capital markets payables	740,852	1,383,447	292,975
Other liabilities (Restricted - $.1 million) (a)	748,708	937,826	785,389

Total liabilities (Restricted - $.9 billion) (a)	22,652,634	27,700,348	22,766,210

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - no par value (shares authorized - 5,000,000; shares issued - series CPP 866,540 on March 31, 2010, March 31, 2009, and December 31, 2009) (Note 12)	802,760	786,582	798,685
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 225,676,659 on March 31, 2010; 224,847,862 on March 31, 2009; and 225,212,464 on December 31, 2009) (b)	141,048	132,247	138,738
Capital surplus	1,251,776	1,087,252	1,208,649
Capital surplus common stock warrant - CPP (Note 12)	83,860	83,860	83,860
Undivided profits	809,624	1,265,073	891,580
Accumulated other comprehensive loss, net	(113,291)	(142,503)	(114,209)

Total First Horizon National Corporation Shareholders’ Equity	2,975,777	3,212,511	3,007,303

Noncontrolling interest (Note 12)	295,165	295,165	295,165

Total equity	3,270,942	3,507,676	3,302,468

Total liabilities and equity	$25,923,576	$31,208,024	$26,068,678

  See accompanying notes to consolidated financial statements.

(a)	Restricted balances presented are as of March 31, 2010. See Note 1 for accounting updates adopted in first quarter 2010.

(b)	Outstanding shares have been restated to reflect stock dividends distributed through April 1, 2010.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars in thousands except per share data)(Unaudited)	2010	2009

Interest income:
Interest and fees on loans	$173,342	$205,739
Interest on investment securities	31,155	40,102
Interest on loans held for sale	4,968	7,732
Interest on trading securities	9,714	15,655
Interest on other earning assets	317	865

Total interest income	219,496	270,093

Interest expense:
Interest on deposits:
Savings	7,418	15,404
Time deposits	10,593	18,244
Other interest-bearing deposits	2,518	1,068
Certificates of deposit $100,000 and more	3,375	9,459
Interest on trading liabilities	5,415	5,468
Interest on short-term borrowings	1,922	4,263
Interest on long-term debt	7,860	19,600

Total interest expense	39,101	73,506

Net interest income	180,395	196,587
Provision for loan losses	105,000	300,000

Net interest income/(expense) after provision for loan losses	75,395	(103,413)

Noninterest income:
Capital markets	114,571	205,700
Deposit transactions and cash management	35,767	39,032
Mortgage banking	34,884	115,749
Trust services and investment management	7,270	6,820
Brokerage management fees and commissions	6,339	6,632
Insurance commissions	5,183	6,918
Equity securities losses, net	(1,906)	(2)
All other income and commissions	46,155	18,497

Total noninterest income	248,263	399,346

Adjusted gross income after provision for loan losses	323,658	295,933

Noninterest expense:
Employee compensation, incentives, and benefits	180,181	242,175
Mortgage banking foreclosure and repurchase provision	40,675	12,267
Occupancy	14,817	15,722
Operations services	14,608	15,339
Legal and professional fees	13,974	13,869
Foreclosed real estate	10,470	10,033
Deposit insurance premiums	8,493	7,628
Computer software	7,166	6,883
Communications and courier	6,255	6,920
Contract employment	6,174	10,161
Equipment rentals, depreciation, and maintenance	6,032	8,628
Miscellaneous loan costs	4,112	5,139
Amortization of intangible assets	1,380	1,636
All other expense	28,336	51,403

Total noninterest expense	342,673	407,803

Loss before income taxes	(19,015)	(111,870)
Benefit for income taxes	(16,393)	(47,423)

Loss from continuing operations	(2,622)	(64,447)
Loss from discontinued operations, net of tax	(7,271)	(648)

Net loss	$(9,893)	$(65,095)

Net income attributable to noncontrolling interest	2,844	2,750

Net loss attributable to controlling interest	$(12,737)	$(67,845)

Preferred stock dividends	14,918	14,956

Net loss available to common shareholders	$(27,655)	$(82,801)

Loss per share from continuing operations (Note 8)	$(0.09)	$(0.37)

Diluted loss per share from continuing operations (Note 8)	$(0.09)	$(0.37)

Loss per share available to common shareholders (Note 8)	$(0.12)	$(0.37)

Diluted loss per share available to common shareholders (Note 8)	$(0.12)	$(0.37)

Weighted average common shares (Note 8)	223,658	223,594

Diluted average common shares (Note 8)	223,658	223,594

  See accompanying notes to consolidated condensed financial statements.
  Certain previously reported amounts have been reclassified to agree with current presentation.

 CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2010			2009
	Controlling	Noncontrolling		Controlling	Noncontrolling
(Dollars in thousands)(Unaudited)	Interest	Interest	Total	Interest	Interest	Total

Balance, January 1	$3,007,303	$295,165	$3,302,468	$3,279,467	$295,165	$3,574,632
Adjustment to reflect adoption of amendments to ASC 810	(10,562)	-	(10,562)	-	-	-
Net income/(loss)	(12,737)	2,844	(9,893)	(67,845)	2,750	(65,095)
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Securities available for sale	(1,654)	-	(1,654)	15,060	-	15,060
Recognized pension and other employee benefit plans net periodic benefit costs	2,571	-	2,571	(5,732)	-	(5,732)

Comprehensive income/(loss)	(11,820)	2,844	(8,976)	(58,517)	2,750	(55,767)

Preferred stock - (CPP) accretion	4,076	-	4,076	3,902	-	3,902
Preferred stock - (CPP) dividends	(14,907)	-	(14,907)	(14,945)	-	(14,945)
Common stock repurchased	-	-	-	(110)	-	(110)
Common stock issued for stock options and restricted stock	9	-	9	438	-	438
Stock-based compensation expense	1,675	-	1,675	2,276	-	2,276
Dividends paid to noncontrolling interest of subsidiary preferred stock	-	(2,844)	(2,844)	-	(2,750)	(2,750)
Other changes in equity	3	-	3	-	-	-

Balance, March 31	$2,975,777	$295,165	$3,270,942	$3,212,511	$295,165	$3,507,676

  See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2010	2009

Operating Activities
Net loss	$(9,893)	$(65,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	105,000	300,000
(Benefit)/provision for deferred income tax	124,672	(79,844)
Depreciation and amortization of premises and equipment	7,535	8,502
Amortization of intangible assets	1,380	1,636
Net other amortization and accretion	10,443	11,420
Decrease in derivatives, net	18,456	132,651
Market value adjustment on mortgage servicing rights	26,038	(26,734)
Provision for foreclosure and repurchase losses	40,675	12,267
Fair value adjustment for real estate losses	6,011	5,734
Goodwill impairment	3,348	-
Stock-based compensation expense	1,675	2,276
Excess tax provision from stock-based compensation arrangements	(3)	-
Equity securities losses, net	1,906	2
Gains on repurchases of debt	(17,060)	(60)
Net losses on disposal of fixed assets	793	1,560
Net (increase)/decrease in:
Trading securities	(271,971)	30,665
Loans held for sale	(53,293)	(76,864)
Capital markets receivables	(409,110)	(323,101)
Interest receivable	(4,617)	(1,239)
Other assets	(144,624)	(216,541)
Net increase/(decrease) in:
Capital markets payables	447,877	268,019
Interest payable	3,270	(10,704)
Other liabilities	(75,599)	61,466
Trading liabilities	64,532	(71,473)

Total adjustments	(112,666)	29,638

Net cash used by operating activities	(122,559)	(35,457)

Investing Activities
Available for sale securities:
Sales	4,832	8,566
Maturities	275,917	149,505
Purchases	(287,988)	(21,833)
Premises and equipment:
Purchases	(3,218)	(6,430)
Net (increase)/decrease in:
Securitization retained interests classified as trading securities	2,296	(18,215)
Loans	664,086	475,846
Interest-bearing cash	155,729	(966,650)

Net cash provided/(used) by investing activities	811,654	(379,211)

Financing Activities
Common stock:
Exercise of stock options	9	-
Repurchase of shares	-	(109)
Excess tax provision from stock-based compensation arrangements	3	-
Cash dividends paid - preferred stock - CPP	(10,832)	(10,952)
Cash dividends paid - preferred stock - noncontrolling interest	(2,844)	(4,209)
Long-term debt:
Payments/maturities	(72,524)	(664,929)
Net cash paid for repurchase of debt	(87,840)	(4,710)
Net increase/(decrease) in:
Deposits	202,485	668,249
Short-term borrowings	(833,180)	60,587

Net cash provided/(used) by financing activities	(804,723)	43,927

Net decrease in cash and cash equivalents	(115,628)	(370,741)

Cash and cash equivalents at beginning of period	918,595	1,324,780

Cash and cash equivalents at end of period	$802,967	$954,039

Total interest paid	35,658	84,023
Total income taxes paid	$563	$106,246

  See accompanying notes to consolidated financial statements.
  Certain previously reported amounts have been reclassified to agree with current presentation.

Notes to Consolidated Condensed Financial Statements
Note 1 - Financial Information
The unaudited interim Consolidated Condensed Financial Statements of First Horizon National Corporation (FHN), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the interim 2010 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2009 Annual Report to shareholders.
Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of FHN and other entities in which it has a controlling financial interest. Variable Interest Entities (VIE) for which FHN or a subsidiary has been determined to be the primary beneficiary are also consolidated. Following adoption of the provisions of FASB Accounting Standards Update 2009-17 on January 1, 2010, the assets and liabilities of FHN’s consolidated residential mortgage securitization trusts have been parenthetically disclosed on the face of the Consolidated Condensed Statements of Condition as restricted in accordance with the presentation requirements of ASC 810, as amended, due to the assets being pledged to settle the trusts’ obligations and the trusts’ security holders having no recourse to FHN.
Loans Held for Sale and Securitization and Residual Interests. Prior to fourth quarter 2008, FHN originated first lien mortgage loans (the warehouse) for the purpose of selling them in the secondary market, through sales to agencies for securitization, proprietary securitizations, and to a lesser extent through other loan sales. In addition, FHN evaluated its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future and sold certain of the second lien mortgages and HELOC it produced in the secondary market through securitizations and loan sales through third quarter 2007. For periods ending prior to January 1, 2010, loan securitizations involved the transfer of the loans to qualifying special purposes entities (QSPE) that were not subject to consolidation in accordance with ASC 860, “Transfers and Servicing”. Upon the effective date of the provisions of FASB Accounting Standards Update 2009-16 and FASB Accounting Standards Update 2009-17 on January 1, 2010, the concept of a QSPE was removed from GAAP and the criteria in ASC 810, “Consolidation”, for determining the primary beneficiary of a VIE were amended, resulting in the reevaluation of all securitization trusts to which FHN had previously transferred loans for consolidation under ASC 810’s revised consolidation criteria. Following the reevaluation of the trusts for consolidation upon adoption of the amendments to ASC 810, the majority of the mortgage securitization trusts to which FHN transferred loans remain unconsolidated as FHN is deemed not to be the primary beneficiary based on the interests it retained in the trusts. Under ASC 810, as amended, continual reconsideration of conclusions reached regarding which interest holder is the primary beneficiary of a trust is required. See Note 14 - Variable Interest Entities for additional information regarding FHN’s consolidated and nonconsolidated mortgage securitization trusts.
Accounting Changes. Effective upon its issuance in February 2010, FHN adopted the provisions of FASB Accounting Standards Update 2010-09, “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amends ASC 855 to clarify that an entity must disclose the date through which subsequent events have been evaluated in both originally issued and restated financial statements unless the entity has a regulatory requirement to review subsequent events up through the filing or furnishing of financial statements with the Securities and Exchange Commission. Upon adoption of the provisions of ASU 2010-09, FHN revised its disclosures accordingly.
Effective January 1, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), with the exception of the requirement to provide the activity of purchases, sales, issuances, and settlements related to recurring Level 3 measurements on a gross basis in the Level 3 reconciliation which is effective for quarters beginning after December 15, 2010. ASU 2010-06 updates ASC 820 to require disclosure of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy, as well as disclosure of an entity’s policy for determining when transfers between all levels of the hierarchy are recognized. The updated provisions of ASC 820 also require that fair value measurement disclosures be provided by each “class” of assets and liabilities, and that disclosures providing a description of the valuation techniques and inputs used to measure fair value be included for both recurring and nonrecurring fair value measurements classified as either Level 2 or Level 3. Under ASC 820, as amended, separate disclosure is required in the Level 3 reconciliation of total gains and losses recognized in other comprehensive income. Comparative

Note 1 - Financial Information (continued)
disclosures are required only for periods ending subsequent to initial adoption. Upon adoption of the amendments to ASC 820, FHN revised its disclosures accordingly.
Effective January 1, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2009-16, “Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 updates ASC 860 to provide for the removal of the QSPE concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation in accordance with ASC 810 on and after the effective date of the amendments. The amendments to ASC 860 modify the criteria for achieving sale accounting for transfers of financial assets and define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The updated provisions of ASC 860 also provide that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASC 860, as amended, requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. Upon adoption of the amendments to ASC 860, FHN applied the amended disclosure requirements to transfers that occurred both before and after the effective date of the Codification update, with comparative disclosures included only for periods subsequent to initial adoption for those disclosures not previously required. The adoption of the Codification update to ASC 860 had no material effect on FHN’s statement of condition or results of operations.
Effective January 1, 2010, FHN adopted the provisions of Accounting Standards Update 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 amends ASC 810 to revise the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. While ASC 810, as amended, retains the previous guidance in ASC 810 which requires a reassessment of whether an entity is a VIE only when certain triggering events occur, it adds an additional criteria which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, the amendments to ASC 810 require continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. Under ASC 810, as amended, separate presentation is required on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary. ASC 810, as amended, also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. Comparative disclosures are required only for periods subsequent to initial adoption for those disclosures not required under such previous guidance.
Upon adoption of the amendments to ASC 810, FHN reevaluated all former QSPEs and entities already subject to ASC 810 under the revised consolidation methodology. Based on such reevaluation, consumer loans with an aggregate unpaid principal balance of $245.2 million were prospectively consolidated as of January 1, 2010, along with secured borrowings of $236.3 million, as the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN being considered the related trusts’ primary beneficiary under the qualitative analysis required by ASC 810, as amended. MSR and trading assets held in relation to the newly consolidated trusts were removed from the mortgage servicing rights and trading securities sections of the Consolidated Condensed Statements of Condition, respectively, upon adoption of the amendments to ASC 810. As the assets of FHN’s consolidated residential mortgage securitization trusts are pledged to settle the obligations due to the holders of the trusts’ securities and since the security holders have no recourse to FHN, the asset and liability balances have been parenthetically disclosed on the face of the Consolidated Condensed Statements of Condition as restricted in accordance with the presentation requirements of ASC 810, as amended. Since FHN determined that calculation of carrying values was not practicable, the unpaid principal balance measurement methodology was used upon adoption, with the ALLL related to the newly consolidated loans determined using FHN’s standard practices. FHN recognized a reduction to the opening balance of undivided profits of approximately $10.6 million for the cumulative effect of adopting the amendments to ASC 810, including the effect of the recognition of an adjustment to the ALLL of approximately $24.6 million ($15.6 million net of tax) in relation to the newly consolidated loans. Further, upon adoption of the amendments to ASC 810, the deconsolidation of certain small issuer trust preferred trusts for which FTBNA holds the majority of the mandatorily redeemable preferred capital securities (trust preferreds) issued but is not considered the primary beneficiary under the qualitative analysis required by ASC 810, as amended, resulted in reduction of loans net of unearned income and term borrowings on the Consolidated Condensed Statements of Condition by $30.5 million.

Note 1 - Financial Information (continued)
Effective January 1, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2010-10, “Amendments for Certain Investment Funds” (ASU 2010-10). ASU 2010-10 delays the application of ASU 2009-17 for a reporting entity’s interest in an entity that has the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. For entities that do not qualify for the deferral, ASU 2010-10 clarifies that related parties should be considered when evaluating whether each of the criteria related to permitted levels of decision maker or service provider fees in ASC 810 are met. Additionally, ASU 2010-10 amends ASC 810 to provide that when evaluating whether a fee is a variable interest in situations in which a decision maker or servicer provider holds another interest in the related VIE, a quantitative calculation may be used but should not be the sole basis for evaluating whether the other variable interest is more than insignificant. The adoption of the Codification update to ASC 810 had no effect on FHN’s statement of condition or results of operations.
Accounting Changes Issued but Not Currently Effective. In March 2010, the FASB issued Accounting Standards Update 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010 and require reevaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, reevaluation of such preexisting contracts is not required. The effect of adopting the provisions of ASU 2010-11 will not be material to FHN.

Note 2 - Acquisitions/Divestitures
FHN continued efforts to refocus on core businesses in 2010 as FHN exited its institutional research business, FTN Equity Capital Markets, and incurred a pre-tax goodwill impairment of $3.3 million (approximately $2 million after taxes). FHN had initially reached an agreement for the sale of this business which resulted in a pre-tax goodwill impairment of $14.3 million (approximately $9 million after taxes) in 2009; however, the contracted sale failed to close in early 2010. The financial results of this business, including the goodwill impairment, are reflected in the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
In 2009, FHN executed the sale and closure of its Atlanta insurance business and Louisville First Express Remittance Processing location (“FERP”). FHN recognized a loss of $7.5 million on the sale of the Atlanta insurance business and a $1.7 million loss on the FERP divestiture. These losses are reflected on the Consolidated Condensed Statements of Income as a loss on divestiture within noninterest income. The losses on divestitures primarily reflect goodwill write-offs associated with the sale. FHN continues to have an insurance business within its Tennessee banking footprint and continues to operate other remittance processing locations.
In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 - Investment Securities
The following tables summarize FHN’s available for sale securities on March 31, 2010 and 2009:

	On March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$88,487	$36	$(5)	$88,518
Government agency issued MBS (a)	951,074	54,948	(406)	1,005,616
Government agency issued CMO (a)	1,129,803	42,414	-	1,172,217
Other U.S. government agencies (a)	106,409	5,980	-	112,389
States and municipalities	42,175	-	-	42,175
Equity (b)	275,551	550	-	276,101
Other	667	36	-	703

Total securities available for sale (c)	$2,594,166	$103,964	$(411)	$2,697,719

(a)	Includes securities issued by government sponsored entities.

(b)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.3 million. The remainder is money market, venture capital, and cost method investments. Additionally, $31.8 million is restricted pursuant to reinsurance contract agreements.

(c)	Includes $2.1 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of March 31, 2010, FHN had pledged $1.4 billion of the $2.1 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.

	On March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$47,932	$570	$-	$48,502
Government agency issued MBS (a)	1,156,691	49,272	-	1,205,963
Government agency issued CMO (a)	1,232,844	38,701	-	1,271,545
Other U.S. government agencies (a)	127,735	5,376	-	133,111
States and municipalities	62,220	18	-	62,238
Equity (b)	292,484	107	(94)	292,497
Other	2,212	2	(57)	2,157

Total securities available for sale (c)	$2,922,118	$94,046	$(151)	$3,016,013

(a)	Includes securities issued by government sponsored entities.

(b)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $44.3 million. The remainder is money market, venture capital, and cost method investments. Additionally, $56.7 million is restricted pursuant to reinsurance contract agreements.

(c)	Includes $2.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of March 31, 2009, FHN had pledged $1.2 billion of the $2.5 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.
National banks chartered by the federal government are, by law, members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank. Given this requirement, Federal Reserve stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank (FHLB) network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed.

Note 3 - Investment Securities (continued)
Provided below are the amortized cost and fair value by contractual maturity for the available for sale securities portfolio on March 31, 2010:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Within 1 year	$88,487	$88,518
After 1 year; within 5 years	18,369	19,561
After 5 years; within 10 years	91,280	96,068
After 10 years	38,935	38,935

Subtotal	237,071	243,082

Government agency issued MBS and CMO	2,080,877	2,177,833

Equity and other securities	276,218	276,804

Total	$2,594,166	$2,697,719

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
For the three months ended March 31, 2010 and 2009, there were no realized gains or losses related to investments within the available for sale securities portfolio.
The following tables provide information on investments within the available for sale portfolio that have unrealized losses on March 31, 2010 and 2009:

	On March 31, 2010
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

US Treasuries	$80,485	$(5)	$-	$-	$80,485	$(5)
Government agency issued MBS	$102,830	$(406)	$-	$-	$102,830	$(406)

Total debt securities	183,315	(411)	-	-	183,315	(411)

Total temporarily impaired securities	$183,315	$(411)	$-	$-	$183,315	$(411)

	On March 31, 2009
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Other	$-	$-	$581	$(57)	$581	$(57)

Total debt securities	-	-	581	(57)	581	(57)
Equity	-	-	137	(94)	137	(94)

Total temporarily impaired securities	$-	$-	$718	$(151)	$718	$(151)

FHN has reviewed investment securities that are in unrealized loss positions in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. FHN does not intend to sell the debt securities and it is more-likely-than-not that FHN will not be required to sell the securities prior to recovery. Additionally, the decline in value is primarily attributable to interest rates and not credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost. FHN recognized a $.2 million other-than-temporary impairment of an equity investment in first quarter 2010. There were no other-than-temporary impairments in first quarter 2009.

Note 4 - Loans
The composition of the loan portfolio is detailed below:

	March 31		December 31
(Dollars in thousands)	2010	2009	2009

Commercial:
Commercial, financial and industrial	$6,865,577	$7,716,733	$7,159,370
Real estate commercial	1,430,801	1,501,964	1,479,888
Real estate construction	761,900	1,550,158	924,475
Retail:
Real estate residential	7,152,059	8,016,018	7,362,458
Real estate construction	105,375	772,982	229,487
Other retail	114,429	132,452	121,526
Credit card receivables	183,656	180,282	192,036
Restricted real estate loans	870,427	701,888	654,644

Loans, net of unearned income	17,484,224	20,572,477	18,123,884
Allowance for loan losses (Restricted - $59.8 million)	844,060	940,932	896,914

Total net loans	$16,640,164	$19,631,545	$17,226,970

FHN has a concentration of loans secured by residential real estate (51 percent of total loans), the majority of which is in the retail real estate residential portfolio (41 percent of total loans). This portfolio is primarily comprised of home equity lines and loans. Restricted real estate loans, which is primarily HELOC but also includes some first and second mortgages, is 5 percent of total loans. The remaining residential real estate loans are in the construction portfolios (5 percent of total loans) with national exposures being significantly reduced since 2008. Additionally, on March 31, 2010, FHN had bank-related and trust preferred loans (including loans to bank and insurance-related businesses) totaling $.7 billion (4 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced stress during the economic downturn. On March 31, 2010, FHN did not have any concentrations of Commercial, Financial and Industrial loans in any single industry of 10 percent or more of total loans.
On March 31, 2010 and 2009, FHN had $149.2 million and $24.1 million, respectively, of loans that have been restructured in accordance with regulatory guidelines. As of March 31, 2010, approximately 80 percent of the restructured loans are in the held to maturity loan portfolio with the remainder in loans held for sale. For restructured loans in the portfolio, FHN had loan loss reserves of $22.3 million or 19 percent as of March 31, 2010. A majority of these modified loans are within the consumer portfolio. On March 31, 2010 and 2009, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.
Nonperforming loans consist of loans which management has identified as individually impaired, other nonaccrual loans, and loans which have been restructured. Generally, classified nonaccrual commercial loans over $1 million are deemed to be individually impaired. The following table presents nonperforming loans on:

	March 31		December 31
(Dollars in thousands)	2010	2009	2009

Impaired loans	$556,806	$526,282	$509,073
Other nonaccrual loans (a)	371,401	606,826	428,611

Total nonperforming loans (b)	$928,207	$1,133,108	$937,684

(a)	On March 31, 2010 and 2009, and on December 31, 2009, other nonaccrual loans included $51.3 million, $14.5 million, and $38.3 million, respectively, of loans held for sale.

(b)	On March 31, 2010, total nonperforming loans included $45.3 million of loans that have been restructured.

Note 4 - Loans (continued)
Generally, interest payments received on impaired and nonaccrual loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Total interest recognized on impaired loans	NM	$243
Average balance of impaired loans	$532,940	500,186

  NM - Not meaningful
Activity in the allowance for loan losses related to non-impaired and impaired loans for the three months ended March 31, 2010 and 2009 is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2008	$836,907	$12,303	$849,210
Provision for loan losses	231,936	68,064	300,000
Charge-offs	(140,655)	(76,506)	(217,161)
Recoveries	6,981	1,902	8,883

Net charge-offs	(133,674)	(74,604)	(208,278)

Balance on March 31, 2009	$935,169	$5,763	$940,932

Balance on December 31, 2009	$876,121	$20,793	$896,914
Adjustment for adoption of amendments to ASC 810	24,578	-	24,578
Provision for loan losses	(2,239)	107,239	105,000
Charge-offs	(110,374)	(83,581)	(193,955)
Recoveries	5,819	5,704	11,523

Net charge-offs	(104,555)	(77,877)	(182,432)

Balance on March 31, 2010	$793,905	$50,155	$844,060

Note 5 - Mortgage Servicing Rights
FHN recognizes all classes of mortgage servicing rights (MSR) at fair value. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. See Note 16 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $40.3 billion of mortgage loans on March 31, 2010 for which a servicing right has been capitalized.
In first quarter 2010, FHN adopted the amendments to ASC 810 which resulted in the consolidation of loans FHN previously sold through proprietary securitizations but retained MSR and significant subordinated interests subsequent to the transfer. In conjunction with the consolidation of these loans, FHN derecognized the associated servicing assets. This adjustment is reflected in the rollfoward below. Following is a summary of changes in capitalized MSR for the three months ended March 31, 2010 and 2009:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2009	$354,394	$13,558	$8,892
Addition of mortgage servicing rights	189	-	11
Reductions due to loan payments	(17,480)	(2,524)	(419)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	26,740	(5)	-
Other changes in fair value	(2,500)	-	168

Fair value on March 31, 2009	$361,343	$11,029	$8,652

Fair value on January 1, 2010	$296,115	$1,174	$5,322
Adjustment due to adoption of amendments to ASC 810	(197)	(928)	(1,168)
Reductions due to loan payments	(8,793)	(7)	(521)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(26,968)	3	-
Other changes in fair value	926	-	1

Fair value on March 31, 2010	$261,083	$242	$3,634

Servicing, late, and other ancillary fees recognized within mortgage banking income were $27.7 million and $35.1 million for the three months ended March 31, 2010 and 2009, respectively. Servicing, late, and other ancillary fees recognized within revenue from loan sales and securitizations were $1.1 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively.
FHN services a portfolio of mortgage loans related to transfers performed by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $6.1 million and $7.4 million at March 31, 2010 and 2009, respectively. The aggregate principal balance serviced by FHN for these transactions was $.8 billion and $1.1 billion at March 31, 2010 and 2009, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.
As of March 31, 2010, FHN had transferred $36.2 million of MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within other short term borrowings and commercial paper in the Consolidated Condensed Statements of Condition as of March 31, 2010 and 2009.

Note 6 - Intangible Assets
The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets (a)

December 31, 2008	$192,408	$45,082
Amortization expense	-	(1,636)

March 31, 2009	$192,408	$43,446

December 31, 2009	$165,528	$38,256
Amortization expense	-	(1,380)
Impairment (b) (c)	(3,348)	-
Additions	-	151

March 31, 2010	$162,180	$37,027

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

(b)	See Note 17 - Restructuring, Repositioning, and Efficiency for further details related to goodwill impairments.

(c)	See Note 2 - Acquisitions/Divestitures for further details regarding goodwill included within divestitures.
The gross carrying amount of other intangible assets subject to amortization is $125.8 million on March 31, 2010, net of $88.7 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $4.1 million for the remainder of 2010, and $5.3 million, $4.3 million, $3.9 million, $3.6 million, and $3.4 million for the twelve-month periods of 2011, 2012, 2013, 2014, and 2015, respectively.
The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through December 31, 2009:

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

Gross goodwill	$168,032	$64,759	$97,421	$330,212
Accumulated impairments	(98,380)	-	-	(98,380)
Accumulated divestiture related write-offs	(66,304)	-	-	(66,304)

December 31, 2009	$3,348	$64,759	$97,421	$165,528

  Certain previously reported amounts have been reclassified to agree with current presentation.
  There is no goodwill associated with the Corporate segment.
The following is a summary of goodwill detailed by reportable segments for the three months ended March 31:

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

December 31, 2008	$30,228	$64,759	$97,421	$192,408

March 31, 2009	$30,228	$64,759	$97,421	$192,408

December 31, 2009	$3,348	$64,759	$97,421	$165,528
Impairment	(3,348)	-	-	(3,348)

March 31, 2010	$-	$64,759	$97,421	$162,180

  Certain previously reported amounts have been reclassified to agree with current presentation.
  There is no goodwill associated with the Corporate segment.

Note 6 - Intangible Assets (continued)
The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through March 31, 2010:

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

Gross goodwill	$168,032	$64,759	$97,421	$330,212
Accumulated impairments	(101,728)	-	-	(101,728)
Accumulated divestiture related write-offs	(66,304)	-	-	(66,304)

March 31, 2010	$-	$64,759	$97,421	$162,180

  Certain previously reported amounts have been reclassified to agree with current presentation.
  There is no goodwill associated with the Corporate segment.

Note 7 - Regulatory Capital
FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of March 31, 2010, that FHN met all capital adequacy requirements to which it was subject.
The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation, FTBNA’s Total Capital, Tier 1 Capital, and Leverage ratios were 19.21 percent, 15.44 percent, and 12.94 percent, respectively, on March 31, 2010, and were 18.20 percent, 13.86 percent, and 11.41 percent, respectively, on March 31, 2009.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On March 31, 2010:
Actual:
Total Capital	$4,505,835		21.43%	$4,311,198		20.71%
Tier 1 Capital	3,484,847		16.58	3,352,967		16.10
Leverage	3,484,847		13.71	3,352,967		13.31

For Capital Adequacy Purposes:
Total Capital	1,681,814	≥	8.00	1,665,627	≥	8.00
Tier 1 Capital	840,907	≥	4.00	832,813	≥	4.00
Leverage	1,016,982	≥	4.00	1,007,997	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,082,033	≥	10.00
Tier 1 Capital				1,249,220	≥	6.00
Leverage				1,259,996	≥	5.00

On March 31, 2009:
Actual:
Total Capital	$5,004,558		20.20%	$4,731,268		19.27%
Tier 1 Capital	3,708,962		14.97	3,518,478		14.33
Leverage	3,708,962		12.23	3,518,478		11.69

For Capital Adequacy Purposes:
Total Capital	1,981,748	≥	8.00	1,963,701	≥	8.00
Tier 1 Capital	990,874	≥	4.00	981,851	≥	4.00
Leverage	1,213,301	≥	4.00	1,204,230	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,454,626	≥	10.00
Tier 1 Capital				1,472,776	≥	6.00
Leverage				1,505,287	≥	5.00

Note 8 - Earnings per Share
The following tables show a reconciliation of the numerators used in calculating earnings per share attributable to common shareholders:

	Three Months Ended
	March 31
(In thousands)	2010	2009

Loss from continuing operations	$(2,622)	$(64,447)
Loss from discontinued operations, net of tax	(7,271)	(648)

Net loss	$(9,893)	$(65,095)
Net income attributable to noncontrolling interest	2,844	2,750

Net loss attributable to controlling interest	$(12,737)	$(67,845)
Preferred stock dividends	14,918	14,956

Net loss available to common shareholders	$(27,655)	$(82,801)

Loss from continuing operations	$(2,622)	$(64,447)
Net income attributable to noncontrolling interest	2,844	2,750
Preferred stock dividends	14,918	14,956

Net loss from continuing operations available to common shareholders	$(20,384)	$(82,153)

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended
	March 31
(In thousands, except per share data)	2010	2009

Weighted average common shares outstanding - basic (a)	223,658	223,594
Effect of dilutive securities	-	-

Weighted average common shares outstanding - diluted (a)	223,658	223,594

(a) All share data has been restated to reflect stock dividends distributed through April 1, 2010.
The following table provides a reconciliation of earnings/(losses) per common and diluted share:

	Three Months Ended
	March 31
Loss per common share:	2010	2009

Loss per share from continuing operations available to common shareholders	$(0.09)	$(0.37)
Loss per share from discontinued operations, net of tax	(0.03)	-

Net loss per share available to common shareholders	$(0.12)	$(0.37)

Diluted loss per common share:

Loss per share from continuing operations available to common shareholders	$(0.09)	$(0.37)
Loss per share from discontinued operations, net of tax	(0.03)	-

Net loss per share available to common shareholders	$(0.12)	$(0.37)

Due to the net loss attributable to common shareholders for the three months ended March 31, 2010 and 2009, respectively, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive. Stock options of 12.5 million and 16.1 million with a weighted average exercise price of $28.59 and $28.76 per share for the three months ended March 31, 2010 and 2009, respectively, were excluded. Other equity awards of 3.1 million and 1.1 million for the three months ended March 31, 2010 and 2009, respectively, were also excluded from diluted shares. Additionally, 14.2 million potentially dilutive shares related to the CPP common stock warrant were excluded from the computation of diluted loss per common share for both periods presented because such shares would have been antidilutive.

Note 9 - Contingencies and Other Disclosures
Contingencies. Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims and lawsuits are pending against FHN and its subsidiaries. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss or impact related to each pending matter may be. FHN establishes loss contingency reserves for litigation matters when estimated loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A reserve generally is not established when a loss contingency either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a reserve to be established at the low end of the range. Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to pending matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.
Two subsidiaries of FHN, FTN Financial Securities Corp. (“FTNFS”) and First Tennessee Bank National Association, along with an executive officer, Frank J. Gusmus, Jr., another current employee, and a former employee, have received written “Wells” notices from the Staff of the United States Securities and Exchange Commission (the “SEC”) stating that the Staff intends to recommend that the SEC bring enforcement actions for allegedly aiding and abetting a former FTNFS customer, Sentinel Management Group, Inc. (“Sentinel”), in violations of the federal securities laws. The subject of the Wells notices is a 2006 year-end securities repurchase transaction entered into by FTNFS with Sentinel, which is discussed in Note 18 of FHN’s Annual Report to shareholders for the year 2009. A Wells notice by the SEC Staff is neither a formal allegation of wrongdoing nor a determination by the SEC that there has been wrongdoing. A Wells notice generally provides the recipient with an opportunity to provide his, her, or its perspective to address the Staff’s concerns prior to enforcement action being taken by the SEC. FHN believes that its subsidiaries and employees complied with all applicable laws and regulations regarding the transaction. FHN intends to work within the Wells process to try to avoid the commencement of enforcement actions. If such actions are brought nonetheless, FHN believes they have meritorious defenses and they intend to advance those defenses vigorously.
Visa Matters. FHN is a member of the Visa USA network. On October 3, 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc. (“Visa”). Upon completion of the reorganization, the members of the Visa USA network remained contingently liable for certain Visa litigation matters. Based on its proportionate membership share of Visa USA, FHN recognized a contingent liability of $55.7 million within noninterest expense in fourth quarter 2007 related to this contingent obligation.
In March 2008, Visa completed its initial public offering (“IPO”). Visa funded an escrow account from IPO proceeds that will be used to make payments related to the Visa litigation matters. Upon funding of the escrow, FHN reversed $30.0 million of the contingent liability previously recognized with a corresponding credit to noninterest expense for its proportionate share of the escrow account. A portion of FHN’s Class B shares of Visa were redeemed as part of the IPO resulting in $65.9 million of equity securities gains in first quarter 2008.
In October 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services for $1.9 billion. Of this settlement amount, $1.7 billion was funded from the escrow account established as part of Visa’s IPO. In connection with this settlement, FHN recognized additional expense of $11.0 million within noninterest expense in third quarter 2008. In December 2008, Visa deposited additional funds into the escrow account and FHN recognized a corresponding credit to noninterest expense of $11.0 million for its proportionate share of the amount funded.
In July 2009, Visa deposited an additional $700 million into the escrow account. Accordingly, FHN reduced its contingent liability by $7.0 million through a credit to noninterest expense.
After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into Class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the later of the third anniversary of the IPO or the final resolution of the covered litigation. The final conversion ratio, which was estimated to approximate 58 percent as of March 31, 2010, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.

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
Servicing. FHN services, through a sub-servicer, a predominately first lien mortgage loan portfolio of $40.3 billion as of March 31, 2010, a significant portion of which is held by FNMA and private security holders, with less significant portions held by GNMA and FHLMC. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or to repurchase the delinquent or defaulted loan out of the trust pool. For servicer advances of P&I under the terms of private and FNMA (and GNMA pools) securitizations, FHN can utilize payments of P&I received from other prepaid loans within a particular loan pool in order to advance P&I to the trustee. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) in the case of private securitizations, the liquidation proceeds of the property securing the loan and (2) in the case of agency loans, from the proceeds of the foreclosure sale by the Government Agency.
FHN is also subject to losses in its loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain agency agreements which limit the agency’s repayment guarantees on foreclosed loans, resulting in certain foreclosure costs being borne by servicers. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties, especially during protracted resale periods in geographic areas of the country negatively impacted by declining home values.
FHN is also subject to losses due to unreimbursed servicing expenditures made in connection with the administration of current governmental and/or regulatory loss mitigation and loan modification programs. Additionally, FHN is required to repurchase GNMA loans prior to modification.
Loans Originated and Sold. Prior to 2009, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sometimes the loans were sold with full or limited recourse, but much more often the loans were sold without recourse. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. For loans sold without recourse, FHN has repurchase exposure primarily for claims that FHN breached its representations and warranties made to the purchasers at the time of sale. From 2005 through 2008, FHN sold approximately $114 billion of such loans.
For loans sold without recourse, FHN has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by FHN at the time of sale. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and loans obtained through fraud by borrowers or other third parties such as appraisers.
FHN utilizes multiple techniques in assessing the adequacy of its repurchase and foreclosure reserve for loans sold without recourse for which it has continuing obligations under representations and warranties. FHN tracks actual repurchase or make-whole losses by investor, loan pool, and vintage (year loan was sold) and this historical data is used to estimate inherent loss content observed within its vintages of loan sales. Due to the historical nature of this calculation, as well as the increasing volume of requests (“the pipeline”) from investors, FHN performs additional analysis of repurchase and make-whole obligations and applies management judgment which incorporates known current trends in repurchase and make-whole requests, loss severity trends, alternative resolutions, and rescission rates (repurchase requests rejected by FHN) in the determination of the appropriate reserve level.

Note 9 - Contingencies and Other Disclosures (continued)
FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On March 31, 2010 and 2009, FHN had single-family residential loans with outstanding balances of $68.9 million and $76.9 million, respectively, that were sold, servicing retained, on a full recourse basis.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration and Veterans Administration. FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On March 31, 2010 and 2009, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.2 billion and $3.4 billion, respectively. Additionally, on March 31, 2010 and 2009, $.9 billion and $1.5 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
The reserve for foreclosure losses for loans sold with full or limited recourse is based upon a historical progression model using a rolling 12-month average, which predicts the probability or frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio, and other factors), which are not defined by historical loss trends or severity of losses.
FHN has evaluated its exposure under all of these obligations and accordingly, has reserved for losses of $126.0 million and $37.8 million as of March 31, 2010 and 2009, respectively. Reserves for FHN’s estimate of these obligations are reflected in “Other liabilities” on the Consolidated Condensed Statements of Condition while expense related to this reserve is included within “Mortgage banking foreclosure and repurchase provision” on the Consolidated Condensed Statements of Income.
Equity-Lending Related Repurchase Obligations. FHN has sold HELOC and second lien mortgages without recourse through whole loan sales. In 2009, FHN settled a substantial portion of its repurchase obligations through an agreement with the primary purchaser of HELOC and second lien loans that were previously transferred through whole loan sales. This settlement included the transfer of retained servicing rights associated with the applicable second lien and HELOC loan sales. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans excluded from the above settlement for which there is a breach of representations and warranties provided to the buyers. The remaining repurchase reserve is minimal reflecting the settlement discussed above.
Other. A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. No new reinsurance arrangements have been initiated after 2008. In 2009, FHN agreed to settle certain of its reinsurance obligations with primary insurers, resulting in a decrease in the reserve balance and the associated trust assets. As of March 31, 2010, FHN has reserved $29.5 million for its estimated liability under the reinsurance arrangements. In accordance with the terms of the contracts with the primary insurers, as of March 31, 2010, FHN has placed $31.8 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements.
2008 Sale of National Origination and Servicing Platforms. In conjunction with the sale of its servicing platform in August 2008, FHN entered into a three year subservicing arrangement with the purchaser for the unsold portion of FHN’s servicing portfolio. As part of the subservicing agreement, FHN has agreed to a make-whole arrangement whereby if the number of loans subserviced by the purchaser falls below specified levels and the direct servicing cost per loan is greater than a specified amount (determined using loans serviced on behalf of both

Note 9 - Contingencies and Other Disclosures (continued)
FHN and the purchaser), FHN will make a payment according to a contractually specified formula. The make-whole payment is subject to a cap, which is $15.0 million if triggered during the eight quarters following the first anniversary of the divestiture. As part of the 2008 transaction, FHN recognized a contingent liability of $1.2 million representing the estimated fair value of its performance obligation under the make-whole arrangement.

Note 10 – Pension and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007, excluding certain employees of FHN’s insurance subsidiaries. Pension benefits are based on years of service, average compensation near retirement, and estimated social security benefits at age 65. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN contributed $50 million to the qualified pension plan in 2009. At this time, FHN does not expect to make a contribution to the qualified pension plan in 2010. In 2009, FHN’s Board of Directors determined that the accrual of benefits under the qualified pension plan and the supplemental retirement plan would cease as of December 31, 2012. FHN will continue to offer retirement benefits to employees by extending the profit-sharing program to more employees and increasing the 401k match.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. Additionally, the Employee Non-voluntary Elective Contribution (“ENEC”) program was added under the FHN savings plan that is provided only to employees who are not eligible for the pension plan. With the ENEC program, FHN will generally make contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts will be a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN intends to make a contribution of $1.2 million for this plan in 2010 related to the 2009 plan year. Other non-qualified pension plans and postretirement benefit plans are unfunded. Contributions to these plans cover all benefits paid under the non-qualified plans. This amount was $6.7 million for 2009. FHN anticipates this amount will be $4.9 million in 2010.
Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance to retirement-eligible employees. The postretirement medical plan is contributory with retiree contributions adjusted annually and is based on criteria that are a combination of the employee’s age and years of service. For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at the time of retirement. FHN’s postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care that provide a benefit that is actuarially equivalent to Medicare Part D. FHN currently anticipates receiving a prescription drug subsidy under the Act through 2012.
The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$3,778	$4,401	$136	$339
Interest cost	7,836	7,926	595	990
Expected return on plan assets	(11,879)	(11,582)	(287)	(279)
Amortization of unrecognized:
Transition obligation	-	-	247	247
Prior service cost/(credit)	67	190	(2)	617
Actuarial (gain)/loss	3,772	1,973	(216)	(124)

Net periodic benefit cost	$3,574	$2,908	$473	$1,790

Note 11 – Business Segment Information
Periodically, FHN adapts its segments to reflect managerial or strategic changes and also expense allocations among segments. In first quarter 2010, FHN revised its operating segments to better align with its strategic direction, representing a focus on its regional banking franchise and capital markets business. Key changes include the addition of the non-strategic segment which combines the former mortgage banking and national specialty lending segments; correspondent banking has been moved from capital markets to regional banking; and first lien mortgage production in the Tennessee footprint is now in the regional banking segment. For comparability, previously reported items have been revised to reflect these changes.
FHN has four business segments: regional banking, capital markets, non-strategic, and corporate. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, insurance services, financial planning, trust services and asset management, health savings accounts, cash management, and first lien mortgage originations within the Tennessee footprint. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The non-strategic segment consists of the wind-down consumer and construction lending activities, legacy mortgage banking elements, including originations though the national origination platform, servicing fees, and the associated ancillary revenues related to these businesses. Non-strategic also includes wind-down trust preferred loan portfolio and exited businesses, such as institutional equity research, along with the associated restructuring, repositioning, and efficiency charges. The corporate segment consists of gains on the repurchase of debt, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, venture capital, and various charges related to restructuring, repositioning, and efficiency.
Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the quarters ended March 31:

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Consolidated
Net interest income	$180,395	$196,587
Provision for loan loss	105,000	300,000
Noninterest income	248,263	399,346
Noninterest expense	342,673	407,803

Loss before income taxes	(19,015)	(111,870)
Benefit for income taxes	(16,393)	(47,423)

Loss from continuing operations	(2,622)	(64,447)
Loss from discontinued operations, net of tax	(7,271)	(648)

Net loss	$(9,893)	$(65,095)

Average assets	$25,559,408	$30,467,211

  Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 - Business Segment Information (continued)

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Regional Banking
Net interest income	$133,160	$137,847
Provision for loan loss	52,166	107,242
Noninterest income	75,910	79,815
Noninterest expense	161,702	171,088

Loss before income taxes	(4,798)	(60,668)
Benefit for income taxes	(2,129)	(22,943)

Net loss	$(2,669)	$(37,725)

Average assets	$11,326,802	$12,918,615

Capital Markets
Net interest income	$2,320	$4,533
Noninterest income	114,606	206,254
Noninterest expense	84,126	135,625

Income before income taxes	32,800	75,162
Provision for income taxes	12,279	28,278

Net income	$20,521	$46,884

Average assets	$1,884,882	$2,377,627

Non-Strategic
Net interest income	$38,896	$50,163
Provision for loan loss	52,834	192,758
Noninterest income	32,858	111,601
Noninterest expense	76,654	84,025

Loss before income taxes	(57,734)	(115,019)
Benefit for income taxes	(21,754)	(43,339)

Loss from continuing operations	(35,980)	(71,680)
Loss from discontinued operations, net of tax	(7,271)	(648)

Net loss	$(43,251)	$(72,328)

Average assets	$7,853,301	$10,272,995

Corporate
Net interest income	$6,019	$4,044
Noninterest income	24,889	1,676
Noninterest expense	20,191	17,065

Income/(loss) before income taxes	10,717	(11,345)
Benefit for income taxes	(4,789)	(9,419)

Net income/(loss)	$15,506	$(1,926)

Average assets	$4,494,423	$4,897,974

  Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 - Preferred Stock and Other Capital
FHN Preferred Stock and Warrant
On November 14, 2008, FHN issued and sold 866,540 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP, along with a Warrant to purchase common stock. The issuance occurred in connection with, and is governed by, the Treasury Capital Purchase Program (“Capital Purchase Program”) administered by the U.S. Treasury (“UST”) under the Troubled Asset Relief Program (“TARP”). The Preferred Shares have an annual 5 percent cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9 percent after five years. If a dividend payment is missed it is not a default; however, dividends compound if they accrue in arrears. Preferred Shares have a liquidation preference of $1,000 per share plus accrued dividends. The Preferred Shares have no mandatory redemption date and are not subject to any sinking fund. The Preferred Shares carry certain restrictions. The Preferred Shares have a senior rank and also provide limitations on certain compensation arrangements of executive officers along with the twenty most highly compensated employees. During the first three years following the issuance, FHN may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the UST, subject to certain limited exceptions. If preferred dividends are missed, FHN may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the Preferred Shares are non-voting. However, should FHN fail to pay six quarterly dividends, the holder may elect two directors to FHN’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 12,743,235 common shares was issued with an exercise price of $10.20 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. As a result of the stock dividends distributed to date as of April 1, 2010, the Warrant was adjusted to cover 14,157,975 common shares at a purchase price of $9.181 per share.
The Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Condensed Statements of Condition as of March 31, 2010, in the amounts of $802.8 million and $83.9 million, respectively. Proceeds received were allocated between the common stock warrant and preferred shares based on their relative fair values. The fair value of the preferred shares was determined by calculating the present value of expected cash flows using a 9.40 percent discount rate. The fair value of the common stock warrant was determined using the Black Scholes Options Pricing Model. Both fair value determinations assumed redemption prior to the increase in dividend rate on the five year anniversary of the issuance. The preferred shares discount is being amortized over the initial five-year period using the constant yield method. FHN will work with regulators to determine the appropriate timing and method for repaying funds received from the preferred shares and common stock warrant issued to the UST.
Subsidiary Preferred Stock
On September 14, 2000, FT Real Estate Securities Company, Inc. (“FTRESC”), an indirect subsidiary of FHN, issued 50 shares of 9.50 percent Cumulative Preferred Stock, Class B (“Class B Preferred Shares”), with a liquidation preference of $1.0 million per share. An aggregate total of 47 Class B Preferred Shares have been sold privately to nonaffiliates. These securities qualify as Tier 2 capital and are presented in the Consolidated Condensed Statements of Condition as “Long-term debt”. FTRESC is a real estate investment trust (“REIT”) established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually.
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
First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Units of preferred stock. On March 31, 2010 and 2009, the amount of Class B Preferred Shares and Units that are perpetual in nature that was recognized as “Noncontrolling interest” on the Consolidated Condensed Statements of Condition was $.3 million for both periods. The remaining balance has been eliminated in consolidation.

Note 12 - Preferred Stock and Other Capital (continued)
On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Class A Preferred Stock”) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On March 31, 2010 and 2009, $294.8 million of Class A Preferred Stock was recognized as “Noncontrolling interest” on the Consolidated Condensed Statements of Condition for both periods.
Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of other comprehensive income/(loss) included in the Consolidated Condensed Statements of Equity have been attributed solely to FHN as the controlling interest holder. The table below presents the amounts included in the Consolidated Condensed Statements of Income for the three months ended March 31, 2010 and 2009, which are attributable to FHN as controlling interest holder:

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Net loss from continuing operations (a)	$(5,466)	$(67,197)
Loss from discontinued operations, net of tax	(7,271)	(648)

Net loss	$(12,737)	$(67,845)

(a)	Net loss from continuing operations adjusted for net income attributable to the noncontrolling interest holder.
  Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 - Loan Sales and Securitizations
Historically, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. With FHN’s current focus on origination of mortgages within its regional banking footprint and the sale of national mortgage origination offices, loan sale and securitization activity has significantly decreased. Generally, FHN no longer retains financial interests in any loans it transfers to third parties. During first quarter 2010, FHN transferred $174.9 million of single-family residential mortgage loans in whole loan sales resulting in $1.5 million of net pre-tax gains. In first quarter 2009, FHN transferred $381.6 million of residential mortgage loans and HELOC in whole loan sales or proprietary securitizations resulting in net pre-tax gains of $10.9 million.
Retained Interests
Interests retained from loan sales, including GSE securitizations, typically include MSR and excess interest. Interests retained from proprietary securitizations include MSR and various financial assets (see discussion below). MSR are initially valued at fair value and the remaining retained interests were initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of sale or securitization.
In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. Generally, FHN received annual servicing fees approximating .28 percent in first quarter 2010 and 2009, of the outstanding balance of underlying single-family residential mortgage loans. FHN received annual servicing fees approximating .50 percent in first quarter 2010 and 2009, of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 - Mortgage Servicing Rights. There were no significant additions to MSR in either comparative period.
Other financial assets retained in proprietary or GSE securitizations may include certificated residual interests, excess interest (structured as interest-only strips), interest-only strips, principal-only strips, or subordinated bonds. Residual interests represent rights to receive earnings to the extent of excess income generated by the underlying loans. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches and interest-only strips are interest cash flow tranches. Subordinated bonds are bonds with junior priority. All financial assets retained from off balance sheet securitizations are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income. In first quarter 2010, in conjunction with the adoption of amendments to ASC 810, FHN consolidated certain proprietary securitization trusts for which residual interests and subordinated bonds were held. Accordingly, these amounts were removed from the Consolidated Condensed Statements of Condition as of January 1, 2010.

Note 13 - Loan Sales and Securitizations (continued)
The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2010 and 2009 are as follows:

	March 31, 2010			March 31, 2009
(Dollars in thousands	First	Second		First	Second
except for annual cost to service)	Liens	Liens	HELOC	Liens	Liens	HELOC

Fair value of retained interests	$261,083	$242	$3,634	$361,343	$11,029	$8,652
Weighted average life (in years)	4.2	2.1	2.4	2.7	1.8	2.4

Annual prepayment rate	19.8%	36.0%	32.4%	31.0%	41.9%	34.0%
Impact on fair value of 10% adverse change	$(13,903)	$(27)	$(470)	$(18,810)	$(1,275)	$(710)
Impact on fair value of 20% adverse change	(26,615)	(51)	(898)	(35,686)	(2,423)	(1,357)

Annual discount rate on servicing cash flows	11.7%	14.0%	18.0%	11.5%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(7,317)	$(6)	$(174)	$(6,265)	$(253)	$(258)
Impact on fair value of 20% adverse change	(14,179)	(12)	(337)	(12,200)	(493)	(500)

Annual cost to service (per loan)	$121	$50	$50	$55	$50	$50
Impact on fair value of 10% adverse change	(6,959)	(5)	(115)	(3,196)	(271)	(266)
Impact on fair value of 20% adverse change	(13,871)	(10)	(231)	(6,392)	(542)	(531)

Annual earnings on escrow	2.2%	-	-	1.6%	0.5%	0.4%
Impact on fair value of 10% adverse change	$(3,633)	-	-	$(4,485)	$(56)	$(27)
Impact on fair value of 20% adverse change	(7,267)	-	-	(8,999)	(112)	(53)

The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2010 and 2009 are as follows:

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC

March 31, 2010
Fair value of retained interests	$47,106	$10,664	NM	N/A	N/A	N/A
Weighted average life (in years)	4.5	5.0	NM	N/A	N/A	N/A

Annual prepayment rate	16.6%	25.2%	NM	N/A	N/A	N/A
Impact on fair value of 10% adverse change	$(2,209)	$(459)	NM	N/A	N/A	N/A
Impact on fair value of 20% adverse change	(4,289)	(826)	NM	N/A	N/A	N/A

Annual discount rate on residual cash flows	10.3%	20.3%	NM	N/A	N/A	N/A
Impact on fair value of 10% adverse change	$(1,975)	$(504)	NM	N/A	N/A	N/A
Impact on fair value of 20% adverse change	(3,780)	(1,029)	NM	N/A	N/A	N/A

March 31, 2009
Fair value of retained interests	$142,735	$12,165	$303	$3,060	$3,193	$4,757
Weighted average life (in years)	2.8	3.7	7.9	7.2	2.6	2.3

Annual prepayment rate	30.2%	41.8%	10.2%	7.1%	30.0%	27.0%
Impact on fair value of 10% adverse change	$(8,031)	$(619)	$(10)	$(36)	$(36)	$(383)
Impact on fair value of 20% adverse change	(15,292)	(1,293)	(19)	(60)	(67)	(722)

Annual discount rate on residual cash flows	12.4%	40.0%	34.8%	25.7%	34.9%	33.0%
Impact on fair value of 10% adverse change	$(2,770)	$(457)	$(26)	$(92)	$(130)	$(437)
Impact on fair value of 20% adverse change	(5,391)	(879)	(44)	(167)	(245)	(815)

  NM - Amount is not meaningful.

Note 13 - Loan Sales and Securitizations (continued)
These sensitivities are hypothetical and should not be considered predictive of future performance. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Also, the effect on the fair value of the retained interest caused by a particular assumption variation is calculated independently from all other assumption changes. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.
For the quarters ended March 31, 2010 and 2009, cash flows received and paid related to loan sales and securitizations were as follows:

(Dollars in thousands)	March 31, 2010	March 31, 2009

Proceeds from initial sales and securitizations	$176,337	$384,317
Servicing fees retained*	28,816	38,898
Purchases of GNMA guaranteed mortgages	18,144	-
Purchases of delinquent or foreclosed assets	15,006	4,699
Other cash flows received on retained interests	2,296	18,215

  Certain previously reported amounts have been reclassified to agree with current presentation.
  *   Includes servicing fees on MSR associated with loan sales and purchased MSR.
As of March 31, 2010, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during first quarter 2010 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			For the quarter ended
	On March 31, 2010		March 31, 2010
Type of loan:
Real estate residential	$30,799,181	$1,028,706	$142,921

Total loans managed or transferred (c)	$30,799,181	$1,028,706	$142,921

Loans sold	(22,430,171)
Loans held for sale	(346,524)

Loans held in portfolio	$8,022,486

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Loans 90 days or more past due include $.2 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $17.8 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

Note 13 - Loan Sales and Securitizations (continued)
As of March 31, 2009, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during first quarter 2009 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			For the quarter ended
	On March 31, 2009		March 31, 2009
Type of loan:
Real estate residential	$48,813,187	$920,343	$128,922

Total loans managed or transferred (c)	$48,813,187	$920,343	$128,922

Loans sold	(39,657,121)
Loans held for sale	(438,160)

Loans held in portfolio	$8,717,906

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Loans 90 days or more past due include $40.0 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $34.7 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.
Secured Borrowings. FTBNA executed several securitizations of retail real estate residential loans for the purpose of engaging in secondary market financing. Since the related trusts did not qualify as QSPE under the applicable accounting rules at that time and since the cash flows on the loans are pledged to the holders of the trusts’ securities, FTBNA recognized the proceeds as secured borrowings in accordance with ASC’s Transfers and Servicing Topic (ASC 860-10-50). With the prospective adoption of ASU 2009-17 in first quarter 2010, all amounts related to consolidated proprietary securitization trusts have been included in restricted balances in the Consolidated Condensed Statements of Condition. On March 31, 2009, FTBNA recognized $701.9 million of loans net of unearned income and $687.1 million of other collateralized borrowings in its Consolidated Condensed Statements of Condition related to consolidated proprietary securitizations of retail real estate residential loans.
In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust did not qualify as a sale under ASC’s Transfers and Servicing Topic (ASC 860). Therefore, FTNBA has accounted for the funds received through the securitization as a secured borrowing. On March 31, 2010, FTBNA had $112.5 million of loans net of unearned income, $1.7 million of trading securities, and $50.4 million of term borrowings in its Consolidated Condensed Statements of Condition related to this transaction. On March 31, 2009, FTBNA had $143.0 million of loans net of unearned income, $1.7 million of trading securities, and $49.1 million of other collateralized borrowings in its Consolidated Condensed Statements of Condition related to this transaction. See Note 14 - Variable Interest Entities for additional information.

Note 14 - Variable Interest Entities
Effective January 1, 2010, FHN adopted the provisions of ASU 2009-16 and ASU 2009-17. ASU 2009-16 updates ASC 860, “Transfers and Servicing,” to provide for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in these entities being considered variable interest entities (VIE) which must be evaluated for consolidation on and after its effective date. ASU 2009-17 amends ASC 810, “Consolidation,” to revise the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, FHN is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary. The consolidation methodology provided in this footnote for the quarter ended March 31, 2010, has been prepared in accordance with ASC 810 as amended by ASU 2009-17.
Prior to the adoption of the provisions of the Codification update to ASC 810 in first quarter 2010, FHN was deemed to be the primary beneficiary and required to consolidate a VIE if it had a variable interest that would absorb the majority of the VIE’s expected losses, receive the majority of expected residual returns, or both. A VIE existed when equity investors did not have the characteristics of a controlling financial interest or did not have sufficient equity at risk for the entity to finance its activities by itself. Expected losses and expected residual returns were measures of variability in the expected cash flow of a VIE. Reconsideration of conclusions reached regarding which interest holder was a VIE’s primary beneficiary was required only upon the occurrence of certain specified events. The consolidation methodology provided in this footnote for the quarter ended March 31, 2009, has been prepared in accordance with the provisions of ASC 810 prior to its amendment by ASU 2009-17.
Quarter Ended March 31, 2010
Consolidated Variable Interest Entities. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking and consumer lending operations. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. In situations where the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN potentially absorbing losses or receiving benefits that are significant to the trusts, FHN is considered the primary beneficiary as it is also assumed to have the power as servicer to most significantly impact the activities of such VIEs. Consolidation of the trusts results in the recognition of the trusts’ proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of the trusts’ securities.
FHN has established certain rabbi trusts related to deferred compensation plans offered to its employees. FHN contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to FHN’s creditors only in the event that FHN becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because FHN provided the equity interest to its employees in exchange for services rendered. FHN is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities that most significantly impact the economic performance of the rabbi trusts through its ability to direct the underlying investments made by the trusts. Additionally, FHN could potentially receive benefits or absorb losses that are significant to the trusts due to its right to receive any asset values in excess of liability payoffs and its obligation to fund any liabilities to employees that are in excess of a rabbi trust’s assets.

Note 14 - Variable Interest Entities (continued)
The following table summarizes VIEs consolidated by FHN as of March 31, 2010:

As of March 31, 2010	Type
(Dollars in thousands)	On Balance Sheet	Rabbi Trusts Used for Deferred
	Consumer Loan Securitizations	Compensation Plans
	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$105	N/A
Loans, net of unearned income	870,427	N/A
Less: Allowance for loan losses	59,789	N/A

Total net loans	810,638	N/A

Other assets	26,938	$60,836

Total assets	$837,681	$60,836

Noninterest-bearing deposits	$1,523	N/A
Term borrowings	862,401	N/A
Other liabilities	132	$57,076

Total liabilities	$864,056	$57,076

Nonconsolidated Variable Interest Entities. Since 1997, First Tennessee Housing Corporation (FTHC), a wholly-owned subsidiary, makes equity investments as a limited partner, in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs because FTHC, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights. While FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the LIHTC partnerships. The general partners are considered the primary beneficiaries because managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and the general partners are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.
FTBNA holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (trust preferreds) for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of FTBNA. These trusts meet the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. Based on the nature of the trusts’ activities and the size of FTBNA’s holdings, FTBNA could potentially receive benefits or absorb losses that are significant to the trusts regardless of whether a majority of a trust’s securities are held by FTBNA. However, since FTBNA is solely a holder of the trusts’ securities it has no rights which would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it cannot be considered the primary beneficiary of the trusts. FTBNA has no contractual requirements to provide financial support to the trusts.
In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. FTBNA could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since FTBNA did not retain servicing or other decision making rights, it has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, FTBNA has accounted for the funds received through the securitization as a term borrowing in its Consolidated Condensed Statements of Condition as of March 31, 2010. FTBNA has no contractual requirement to provide financial support to the trust.

Note 14 - Variable Interest Entities (continued)
FHN has previously issued junior subordinated debt totaling $309.0 million to First Tennessee Capital I (Capital I) and First Tennessee Capital II (Capital II). Both Capital I and Capital II are considered VIEs because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. FHN cannot be the trusts’ primary beneficiary because FHN’s capital contributions to the trusts are not considered variable interests as they are not “at risk”. Consequently, Capital I and Capital II are not consolidated by FHN.
FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIEs, in situations where FHN does not potentially participate in significant portions of a securitization trust’s cash flows it is not considered the primary beneficiary of the trust. Thus, such trusts are not consolidated by FHN.
Prior to third quarter 2008, FHN transferred first lien mortgages to government agencies or GSE for securitization and retained MSR and other various interests in certain situations. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. The Agencies’ status as Master Servicer and the rights they hold consistent with their guarantees on the securities issued provide them with the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, such trusts are not consolidated by FHN as it is not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that are significant to the trusts.
In relation to certain agency securitizations, FHN purchased the servicing rights on the securitized loans from the loan originator and holds other retained interests. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. As the Agencies serve as Master Servicer for the securitized loans and hold rights consistent with their guarantees on the securities issued, they have the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, FHN is not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that are significant to the trusts. FHN has no contractual requirements to provide financial support to the trusts.
FHN holds securities issued by various agency securitization trusts. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. FHN could potentially receive benefits or absorb losses that are significant to the trusts based on the nature of the trusts’ activities and the size of FHN’s holdings. However, FHN is solely a holder of the trusts’ securities and does not have the power to direct the activities that most significantly impact the trusts’ economic performance, and is not considered the primary beneficiary of the trusts. FHN has no contractual requirements to provide financial support to the trusts.
FHN holds collateralized debt obligations (CDOs) from various trusts related to FTNF’s efforts to pool and securitize small issuer trust preferreds. FHN has no voting rights for the trusts’ activities. The trusts’ only assets are trust preferreds of the issuing banks’ trusts. The trusts associated with the CDOs acquired by FHN as market maker meet the definition of a VIE as there are no holders of an equity investment at risk with adequate power to direct the trusts’ activities that most significantly impact the trusts’ economic performance. Based on the size of FHN’s retained interest, it could potentially receive benefits or absorb losses that are significant to the trusts. However, as FHN does not have decision making rights over whether interest deferral is elected by the issuing banks on the junior subordinated debentures that underlie the small issuer trust preferreds, it does not have the power to direct the activities that most significantly impact the trusts’ economic performance. Accordingly, FHN has determined that it is not the primary beneficiary of the associated trusts. FHN has no contractual requirements to provide financial support to the trusts.

Note 14 - Variable Interest Entities (continued)
For certain troubled commercial loans, FTBNA restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether the entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As FTBNA does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, FTBNA is exposed to potentially significant benefits and losses of the borrowing entity. FTBNA has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.
FHN serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a reasonable management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. The management fees FHN receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met. Therefore, the VIEs are not consolidated by FHN because it cannot be the trusts’ primary beneficiary. FHN has no contractual requirements to provide financial support to the trusts.

Note 14 - Variable Interest Entities (continued)
The following table summarizes VIEs that are not consolidated by FHN:

As of March 31, 2010
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$105,347	$-	Other assets
Small Issuer Trust Preferred Holdings (c)	465,350	-	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	63,727	50,446	(d)
Proprietary Trust Preferred Issuances (e)	N/A	309,000	Term borrowings
Proprietary & Agency Residential Mortgage Securitizations	392,734	-	(f)
Holdings of Agency Mortgage-Backed Securities (c)	2,311,139	-	(g)
Short Positions in Agency Mortgage-Backed Securities (e)	N/A	988	Trading liabilities
Pooled Trust Preferred Securities (c)	34	-	Trading securities
Commercial Loan Troubled Debt Restructurings (h)(i)	21,231	-	Loans, net of unearned income
Managed Discretionary Trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $102.8 million of current investments and $2.5 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	$112.5 million was classified as Loans, net of unearned income, and $1.7 million was classified as Trading securities which are offset by $50.4 million classified as Term borrowings.

(e)	No exposure to loss due to the nature of FHN’s involvement.

(f)	Includes $106.2 million and $117.9 million classified as Mortgage servicing rights and $17.8 million and $40.2 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $233.9 million are classified as Other assets and is offset by aggregate custodial balances of $123.3 million classified as Noninterest-bearing deposits.

(g)	Includes $133.3 million classified as Trading securities and $2.2 billion classified as Securities available for sale.

(h)	Maximum loss exposure represents $21.1 million of current receivables and $.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.
See Other disclosures – Indemnification agreements and guarantees section of Note 9 – Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.
Quarter Ended March 31, 2009
Consolidated Variable Interest Entities. In 2007 and 2006, FTBNA established several Delaware statutory trusts (Trusts), for the purpose of engaging in secondary market financing. Except for recourse due to breaches of standard representations and warranties made by FTBNA in connection with the sale of the retail real estate residential loans by FTBNA to the Trusts, the creditors of the Trusts hold no recourse to the assets of FTBNA. Additionally, FTBNA has no contractual requirements to provide financial support to the Trusts. Since the Trusts did not qualify as QSPE, FTBNA treated the proceeds as secured borrowings in accordance with ASC 860. FTBNA determined that the Trusts were VIEs because the holders of the equity investment at risk did not have adequate decision making ability over the trusts’ activities. Thus, FTBNA assessed whether it was the primary beneficiary of the associated trusts. Since there was an overcollateralization of the Trusts, any excess of cash flows received on the transferred loans above the amounts passed through to the security holders would revert to FTBNA. Accordingly, FTBNA determined that it was the primary beneficiary of the Trusts because it absorbed a majority of the expected losses of the Trusts.

Note 14 - Variable Interest Entities (continued)
FTBNA holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (trust preferreds) for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of FTBNA. These trusts met the definition of a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trusts’ activities. In situations where FTBNA holds a majority of the trust preferreds issued by a trust, it was considered the primary beneficiary of that trust because FTBNA will absorb a majority of the trust’s expected losses. FTBNA has no contractual requirements to provide financial support to the trusts. In situations where FTBNA holds a majority, but less than all, of the trust preferreds for a trust, consolidation of the trust resulted in recognition of amounts received from other parties as debt.
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

Nonconsolidated Variable Interest Entities. Since 1997, First Tennessee Housing Corporation (FTHC), a wholly-owned subsidiary, makes equity investments as a limited partner, in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships were considered VIEs because FTHC, as the holder of the equity investment at risk, does not have the ability to significantly affect the success of the entity through voting rights. FTHC was not considered the primary beneficiary of the LIHTC partnerships because an agent relationship existed between FTHC and the general partners, whereby the general partners cannot sell, transfer or otherwise encumber their ownership interest without the approval of FTHC. Because this resulted in a de facto agent relationship between the partners, the general partners were considered the primary beneficiaries because their operations were most closely associated with the LIHTC partnerships’ operations. FTHC has no contractual requirements to provide financial support to the LIHTC partnerships beyond its initial funding commitments.
FTBNA holds variable interests in trusts which have issued mandatorily redeemable trust preferreds for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. These trusts met the definition of a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trusts’ activities. In situations where FTBNA did not hold a majority of the trust preferreds issued by a trust, it was not considered the primary beneficiary of that trust because FTBNA does not absorb a majority of the expected losses of the trust. FTBNA has no contractual requirements to provide financial support to the trusts.

Note 14 - Variable Interest Entities (continued)
In third quarter 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust did not qualify as a QSPE under ASC 860. This trust was determined to be a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. FTBNA determined that it was not the primary beneficiary of the trust due to the size and priority of the interests it retained in the securities issued by the trust. Accordingly, FTBNA accounted for the funds received through the securitization as a collateralized borrowing in its Consolidated Statement of Condition. FTBNA has no contractual requirement to provide financial support to the trust.
FHN has previously issued junior subordinated debt to Capital I and Capital II totaling $309.0 million. Both Capital I and Capital II were considered VIEs because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the equity investments at risk in the trusts have adequate decision making ability over the trusts’ activities. Capital I and Capital II were not consolidated by FHN because the holders of the securities issued by the trusts absorb a majority of expected losses and residual returns.
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
The following table summarizes VIEs that are not consolidated by FHN:

As of March 31, 2009
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$125,863	$-	Other assets
Small Issuer Trust Preferred Holdings	43,000	-	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	65,088	49,086	(c)
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings
Management of Fund of Funds	N/A	N/A	N/A

(a)	Maximum loss exposure represents $111.9 million of current investments and $13.9 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$112.5 million was classified as Loans, net of unearned income and $1.7 million was classified as Trading securities which are offset by $49.1 million classified as Other collateralized borrowings.

Note 15 – Derivatives
In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) through its legacy mortgage banking, capital markets, and risk management operations, as part of its risk management strategy and as a means to meet customers’ needs. These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet as required by GAAP. The contractual or notional amounts of these financial instruments do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. The Asset/Liability Committee (“ALCO”) monitors the usage and effectiveness of these financial instruments.
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
Derivative instruments are recorded on the Consolidated Condensed Statements of Condition as “Other assets” or “Other liabilities” measured at fair value. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings. For freestanding derivative instruments, changes in fair value are recognized currently in earnings. Cash flows from derivative contracts are reported as “Operating activities” on the Consolidated Condensed Statements of Cash Flows.
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
On March 31, 2010 and 2009, respectively, FHN had approximately $121.6 million and $146.5 million of cash receivables and $92.5 million and $141.1 million of cash payables related to collateral posting under master netting arrangements with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions that require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $16.0 million of liabilities on March 31, 2010. As of March 31, 2010, FHN had posted collateral of $15.7 million in the normal course of business related to these contracts.

Note 15 – Derivatives (continued)
Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $109.5 million of assets and $122.9 million of liabilities on March 31, 2010. As of March 31, 2010, FHN had received collateral of $92.5 million and posted collateral of $118.1 million in the normal course of business related to these agreements.
Legacy Mortgage Banking
Retained Interests
FHN revalues MSR to current fair value each month with changes in fair value included in servicing income in mortgage banking noninterest income. FHN hedges the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. FHN enters into interest rate contracts (potentially including swaps, swaptions, and mortgage forward purchase contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged for economic purposes.
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
The following tables summarize FHN’s derivatives associated with legacy mortgage banking activities for the three months ended March 31, 2010 and 2009:

				Gains/(Losses)
(Dollars in thousands)				Three Months Ended
Description	Notional	Assets	Liabilities	March 31, 2010
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$6,065,000	$3,951	$3,398	$5,560
Interest Rate Swaps and Swaptions (a) (b)	$1,340,000	$3,621	$2,349	$27,050

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$260,301	N/A	$(23,335)
Other Retained Interests (d) (b)	N/A	$58,029	N/A	$1,631

(a)	Assets included in the other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the trading securities section of the Consolidated Condensed Statements of Condition.

Note 15 – Derivatives (continued)

				Gains/(Losses)
(Dollars in thousands)				Three Months Ended
Description	Notional	Assets	Liabilities	March 31, 2009
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$1,750,000	$32,784	N/A	$22,509
Interest Rate Swaps and Swaptions (a) (b)	$2,085,000	$32,511	$7	$19,483

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$361,216	N/A	$27,278
Other Retained Interests (d) (b)	N/A	$161,458	N/A	$15,456

(a)	Assets included in the other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the trading securities section of the Consolidated Condensed Statements of Condition.
Capital Markets
Capital Markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital Markets also enters into interest rate contracts, including options, caps, swaps, and floors for its customers. In addition, Capital Markets enters into futures contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the balance sheet as other assets and other liabilities. Credit risk related to these transactions is controlled through credit approvals, risk control limits, and ongoing monitoring procedures through the Credit Risk Management Committee. Total revenues were $114.6 million and $205.7 million for the three months ended March 31, 2010 and 2009, respectively, inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in capital markets noninterest income.
Near the end of first quarter 2010, Capital Markets acquired a pool of conforming mortgage loans with the intent to transfer the loans to a counterparty shortly after March 31, 2010. As part of this transaction, Capital Markets entered into forward delivery contracts to economically hedge the value of the loans. Accordingly, FHN elected to recognize the loans at fair value and classified them as trading loans within trading securities on the Consolidated Condensed Statements of Condition as of March 31, 2010. Delivery of the loans and the related settlement of the forward delivery contracts occurred in April 2010.
The following table summarizes FHN’s derivatives associated with capital markets trading activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended
(Dollars in thousands)	March 31, 2010
Description	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,694,710	$46,439	$10,613
Offsetting Upstream Interest Rate Contracts	$1,694,710	$10,613	$46,445
Forwards and Futures Purchased	$4,862,889	$5,843	$3,005
Forwards and Futures Sold	$5,047,256	$1,450	$8,806

Note 15 – Derivatives (continued)

	Three Months Ended
(Dollars in thousands)	March 31, 2009
Description	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,700,233	$62,986	$19,100
Offsetting Upstream Interest Rate Contracts	$1,700,233	$19,107	$62,995
Forwards and Futures Purchased	$4,786,130	$660	$43,258
Forwards and Futures Sold	$5,045,124	$44,844	$3,073

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
FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations totaling $1.0 billion and $1.1 billion on March 31, 2010 and 2009, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $92.7 million and $135.0 million in other assets on March 31, 2010 and 2009, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In first quarter 2010, FHN repurchased $96.0 million of debt that was being hedged in these arrangements and terminated the related interest rate swap and hedging relationship.
FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.2 billion on both March 31, 2010 and 2009. The balance sheet impact of these swaps was $2.5 million in other liabilities and $.3 million in other assets on March 31, 2010 and 2009, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In first quarter 2009, FHN’s counterparty called the swap associated with $.1 billion of subordinated debt. Accordingly, hedge accounting was discontinued on the date of settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to yield over its remaining term.

Note 15 – Derivatives (continued)
The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2010 and 2009:

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended
Description	Notional	Assets	Liabilities		March 31, 2010
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,150,741	$71,843	$452		$6,449
Offsetting Upstream Interest Rate Contracts (a)	$1,150,741	$452	$75,843		$(6,950)

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,104,000	$92,745	$2,476		$13,284

Hedged Items:
Long-Term Debt (b)	N/A	N/A	$1,104,000	(c)	$(13,284	) (d)

(a)	Gains/losses included in the other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the all other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended
Description	Notional	Assets	Liabilities		March 31, 2009
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,163,012	$9	$113,486		$5,737
Offsetting Upstream Interest Rate Contracts (a)	$1,163,012	$113,491	$9		$(5,905)

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,200,000	$135,355	N/A		$(10,607)

Hedged Items:
Long-Term Debt (b)	N/A	N/A	$1,200,000	(c)	$10,607 (d)

(a)	Gains/losses included in the other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the all other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 15 – Derivatives (continued)
FHN hedges held-to-maturity trust preferred loans with a principal balance of $225.6 million and $244.6 million as of March 31, 2010 and 2009, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The balance sheet impact of those swaps was $19.6 million and $26.9 million in other liabilities on March 31, 2010 and 2009, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged.
The following tables summarize FHN’s derivative activities associated with these loans for the three months ended March 31, 2010 and 2009:

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended
Description	Notional	Assets		Liabilities	March 31, 2010
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$225,583	N/A		$19,636	$(415)

Hedged Items:
Trust Preferred Loans (a)	N/A	$225,583	(b)	N/A	$398 (c)

(a)	Assets included in loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended
Description	Notional	Assets		Liabilities	March 31, 2009
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$244,583	N/A		$26,918	$765

Hedged Items:
Trust Preferred Loans (a)	N/A	$244,583	(b)	N/A	$(770	) (c)

(a)	Assets included in loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 16 - Fair Value of Assets & Liabilities
FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes in accordance with the Financial Instruments Topic of the FASB Accounting Standards Codification (ASC 825). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets. FHN accounts for mortgage loans held for sale that were originated prior to 2008 at the lower of cost or market value. Mortgage loans originated for sale are included in loans held for sale on the Consolidated Condensed Statements of Condition. Other interests retained in relation to residential loan sales and securitizations are included in trading securities on the Consolidated Condensed Statements of Condition. Effective January 1, 2009, FHN adopted the provisions of ASC 820-10 for existing fair value measurement requirements related to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.
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
Transfers between fair value levels are recognized at the end of the fiscal quarter in which the associated change in inputs occurs.

Note 16 - Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	March 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. Treasuries	$-	$101,182	$-	$101,182
Government agency issued MBS	-	111,096	-	111,096
Government agency issued CMO	-	22,211	-	22,211
Other U.S. government agencies	-	180,292	-	180,292
States and municipalities	-	18,767	-	18,767
Corporate and other debt	-	460,890	34	460,924
Trading loans	-	10,730	-	10,730
Equity, mutual funds, and other	-	1,684	12	1,696

Total trading securities — capital markets	-	906,852	46	906,898

Trading securities — mortgage banking
Principal only	-	10,664	-	10,664
Interest only	-	-	47,365	47,365

Total trading securities — mortgage banking	-	10,664	47,365	58,029

Loans held for sale	-	34,281	209,672	243,953
Securities available for sale:
U.S. Treasuries	-	88,518	-	88,518
Government agency issued MBS	-	1,005,616	-	1,005,616
Government agency issued CMO	-	1,172,217	-	1,172,217
Other U.S. government agencies	-	19,561	92,828	112,389
States and municipalities	-	40,675	1,500	42,175
Corporate and other debt	703	-	-	703
Venture capital	-	-	16,141	16,141
Equity, mutual funds, and other	29,325	31,814	-	61,139

Total securities available for sale	30,028	2,358,401	110,469	2,498,898

Mortgage servicing rights	-	-	264,959	264,959
Other assets:
Deferred compensation assets	25,987	-	-	25,987
Derivatives, forwards and futures	11,244	-	-	11,244
Derivatives, interest rate contracts	-	225,713	-	225,713

Total other assets	37,231	225,713	-	262,944

Total assets	$67,259	$3,535,911	$632,511	$4,235,681

Trading liabilities — capital markets:
U.S. Treasuries	$-	$72,705	$-	$72,705
Other U.S. government agencies	-	71,146	-	71,146
Corporate and other debt	-	214,068	-	214,068

Total trading liabilities — capital markets	-	357,919	-	357,919

Other short-term borrowings and commercial paper	-	-	36,180	36,180
Other liabilities:
Derivatives, forwards and futures	15,209	-	-	15,209
Derivatives, interest rate contracts	-	157,814	-	157,814

Total other liabilities	15,209	157,814	-	173,023

Total liabilities	$15,209	$515,733	$36,180	$567,122

Note 16 - Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	March 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. Treasuries	$-	$100,538	$-	$100,538
Government agency issued MBS	-	416,786	-	416,786
Government agency issued CMO	-	34,703	-	34,703
Other U.S. government agencies	-	17,756	-	17,756
States and municipalities	-	13,788	-	13,788
Corporate and other debt	-	180,640	259	180,899
Equity, mutual funds, and other	710	1,909	12	2,631

Total trading securities — capital markets	710	766,120	271	767,101

Trading securities — mortgage banking	-	12,166	154,049	166,215
Loans held for sale	-	67,768	240,700	308,468
Securities available for sale:
U.S. Treasuries	-	48,502	-	48,502
Government agency issued MBS	-	1,205,963	-	1,205,963
Government agency issued CMO	-	1,271,545	-	1,271,545
Other U.S. government agencies	-	22,630	110,481	133,111
States and municipalities	-	60,720	1,518	62,238
Corporate and other debt	793	-	1,364	2,157
Equity, mutual funds, and other	42,809	56,659	23,970	123,438

Total securities available for sale	43,602	2,666,019	137,333	2,846,954

Mortgage servicing rights	-	-	381,024	381,024
Other assets	58,639	408,962	-	467,601

Total assets	$102,951	$3,921,035	$913,377	$4,937,363

Trading liabilities — capital markets:
U.S. Treasuries	$-	$26,131	$-	$26,131
Government agency issued MBS	-	148	-	148
Government agency issued CMO	-	5,136	-	5,136
Other U.S. government agencies	-	10,809	-	10,809
Corporate and other debt	-	245,805	-	245,805

Total trading liabilities — capital markets	-	288,029	-	288,029

Other short-term borrowings and commercial paper	-	-	143,377	143,377
Other liabilities	229	268,856	-	269,085

Total liabilities	$229	$556,885	$143,377	$700,491

Note 16 - Fair Value of Assets & Liabilities (continued)
Changes in Recurring Level 3 Fair Value Measurements
In first quarter 2009, FHN changed the fair value methodology for certain loans held for sale. The methodology change had a minimal effect on the valuation of the applicable loans. Consistent with this change, the applicable amounts are presented as a transfer into Level 3 loans held for sale in the following first quarter 2009 rollforward. See Determination of Fair Value for a detailed discussion of the changes in valuation methodology.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2010
					Securities available for sale			Mortgage		Other short-term
	Trading		Loans held		Investment	Venture		servicing		borrowings and
(Dollars in thousands)	securities	(a)	for sale		portfolio(h)	Capital		rights, net		commercial paper

Balance on December 31, 2009	$56,132		$206,227		$99,173	$15,743		$302,611		$39,662
Adjustment due to adoption of amendments to ASC 810	(4,776)		-		-	-		(2,293)		-
Total net gains/(losses) included in:
Net income/(losses)	2,017		(1,038)		-	-		(26,038)		(3,482)
Other comprehensive income	-		-		(349)	-		-		-
Purchases, sales, issuances, and settlements, net	(5,962)		4,483		(4,496)	398		(9,321)		-

Balance on March 31, 2010	$47,411		$209,672		$94,328	$16,141		$264,959		$36,180

Net unrealized gains/(losses) included in net income	$794	(b)	$(1,038	) (b)	$-	$-	(c)	$(26,038	) (d)	$(3,482	) (b)

	Three Months Ended March 31, 2009
					Securities available for sale			Mortgage		Net derivative		Other short-term
	Trading		Loans held		Investment	Venture		servicing		assets and		borrowings and
(Dollars in thousands)	securities	(a)	for sale		portfolio(h)	Capital		rights, net		liabilities	(g)	commercial paper

Balance on December 31, 2008	$153,542		$11,330		$111,840	$25,307		$376,844		$233		$27,957
Total net gains/(losses) included in:
Net income/(loss)	19,059		1,777		-	(2)		(25,217)		-		(1,662)
Other comprehensive income	-		-		3,246	-		-		-		-
Purchases, sales, issuances, and settlements, net	(18,281)		(13,953)		(3,088)	30		29,397		(233)		117,082
Net transfers into/(out of) Level 3	-		241,546		-	-		-		-		-

Balance on March 31, 2009	$154,320		$240,700		$111,998	$25,335		$381,024		$-		$143,377

Net unrealized gains/(losses) included in net income	$14,510	(e)	$(1,777	) (b)	$-	$(2	) (c)	$(25,166	) (f)	$-		$(1,662	) (b)

Certain previously reported amounts have been reclassified to agree with current presentation.
(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.

(b)	Included in mortgage banking income

(c)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(d)	Includes $(25.5) million included in mortgage banking noninterest income and $(.5) million included in other income and commissions.

(e)	Includes $(1.9) million included in capital markets noninterest income, $16.7 million included in mortgage banking noninterest income, and $(.3) million in other income and commissions.

(f)	Includes $(22.4) million in mortgage banking noninterest income and $(2.7) million included in other income and commissions.

(g)	Represents interest rate lock commitments related to legacy mortgage banking operations.

(h)	Primarily represents other U .S. government agencies. States and municipalities are not significant.

Note 16 - Fair Value of Assets & Liabilities (continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2010 and 2009, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended
	Carrying value at March 31, 2010				March 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net losses/(gains)

Loans held for sale - SBAs	$-	$12,037	$-	$12,037	$(41)
Loans held for sale - first mortgages	-	-	21,200	21,200	2,694
Loans, net of unearned income (a)	-	-	351,695	351,695	67,751
Real estate acquired by foreclosure (b)	-	-	122,060	122,060	6,011
Other assets (c)	-	-	102,802	102,802	2,533

					$78,948

					Three Months Ended
	Carrying value at March 31, 2009				March 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Total losses

Loans held for sale	$-	$44,287	$52,610	$96,897	$37
Loans, net of unearned income (a)	-	-	492,747	492,747	73,572
Real estate acquired by foreclosure (b)	-	-	132,653	132,653	10,033
Other assets (c)	-	-	111,936	111,936	2,289

					$85,931

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Writedowns on these loans are recognized as part of provision.

(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets.

(c)	Represents low income housing investments.
Fair Value Option
FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (ASC 825). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets.
Prior to 2010, FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within Other Short Term Borrowings and Commercial Paper in the Consolidated Condensed Statements of Condition as of March 31, 2010 and 2009. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.

Note 16 - Fair Value of Assets & Liabilities (continued)
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	March 31,2010
			Fair value carrying
	Fair value carrying	Aggregate unpaid	amount less aggregate
(Dollars in thousands)	amount	principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$243,953	$292,245	$(48,292)
Nonaccrual loans	22,997	46,214	(23,217)
Loans 90 days or more past due and still accruing	8,547	19,701	(11,154)

	March 31,2009
			Fair value carrying
	Fair value carrying	Aggregate unpaid	amount less aggregate
(Dollars in thousands)	amount	principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$308,468	$343,560	$(35,092)
Nonaccrual loans	6,578	11,796	(5,218)
Loans 90 days or more past due and still accruing	4,355	9,814	(5,459)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2010	2009

Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$3,436	$1,177
Other short-term borrowings and commercial paper	(3,482)	(1,662)
Estimated changes in fair value due to credit risk (loans held for sale)	2,517	(8,841)

For the three months ended March 31, 2010 and 2009, the amounts for loans held for sale include approximately $2.5 million and $(8.8) million, respectively, of gains (losses) included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans.
Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.
Determination of Fair Value
In accordance with ASC 820-10-35, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments and MSR recorded at fair value in the Consolidated Condensed Statements of Condition and for estimating the fair value of financial instruments for which fair value is disclosed under ASC 825-10-50.
Short-term financial assets. Federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with other financial institutions are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Note 16 - Fair Value of Assets & Liabilities (continued)
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
Trading securities also include retained interests in prior securitizations that qualify as financial assets, which may include certificated residual interests, excess interest (structured as interest-only strips), interest-only strips, principal-only strips, or subordinated bonds. Residual interests represent rights to receive earnings to the extent of excess income generated by the underlying loans. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches, and interest-only strips are interest cash flow tranches. Subordinated bonds are bonds with junior priority. All financial assets retained from a securitization are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
The fair values of the certificated residual interests and the excess interest are determined using market prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future cash flows. The fair value of these retained interests typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. All residual interests were removed from the balance sheet upon adoption of ASU 2009-17 on January 1, 2010. In some instances, FHN retained interests in the loans it securitized by retaining certificated principal only strips or subordinated bonds. Subsequent to the August 2008 reduction of mortgage banking operations, FHN uses observable inputs such as trades of similar instruments, yield curves, credit spreads, and consensus prepayment speeds to determine the fair value of principal only strips. Previously, FHN used the market prices from comparable assets such as publicly traded FNMA trust principal only strips that were adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities in valuing the principal only strips. The fair value of subordinated bonds was determined using the best available market information, which included trades of comparable securities, independently provided spreads to other marketable securities, and published market research. Where no market information was available, the company utilized an internal valuation model. As of March 31, 2009, no market information was available, and the subordinated bonds were valued using an internal model, which included assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require.
Securities available for sale. Securities available for sale includes the investment portfolio accounted for as available-for-sale under ASC 320-10-25, federal bank stock holdings, short-term investments in mutual funds, and venture capital investments. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations. Certain government agency debt obligations with limited trading activity are valued using a discounted cash flow model that incorporates a combination of observable and unobservable inputs. Primary observable inputs include contractual cash flows and the treasury curve. Significant unobservable inputs include estimated trading spreads and estimated prepayment speeds.
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
Loans held for sale. In conjunction with the adoption of the provisions of the FASB codification update to ASC 820-10 in first quarter 2009, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. For all other loans held in the warehouse (and in prior periods for the loans converted to the discounted cash flow methodology), the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar products with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the

Note 16 - Fair Value of Assets & Liabilities (continued)
security price or to the whole loan price if FHN’s mortgage loan is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.
Loans held for sale includes loans made by the Small Business Administration (“SBA”). The fair value of SBA loans is determined using an expected cash flow model that utilizes observable inputs such as the spread between LIBOR and prime rates, consensus prepayment speeds, and the treasury curve.
The fair value of other non-mortgage loans held for sale is approximated by their carrying values based on current transaction values.
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
Individually impaired loans are measured using either a discounted cash flow methodology or the estimated fair value of the underlying collateral less costs to sell, if the loan is considered collateral-dependent. In accordance with accounting standards, the discounted cash flow analysis utilizes the loan’s effective interest rate for discounting expected cash flow amounts. Thus, this analysis is not considered a fair value measurement in accordance with ASC 820. However, the results of this methodology are considered to approximate fair value for the applicable loans. Expected cash flows are derived from internally-developed inputs primarily reflecting expected default rates on contractual cash flows.
For loans measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current amounts of disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans.
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

Note 16 - Fair Value of Assets & Liabilities (continued)
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
Undefined maturity deposits. In accordance with ASC 825, the fair value is approximated by the book value. For the purpose of this disclosure, undefined maturity deposits include demand deposits, checking interest accounts, savings accounts, and money market accounts.
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

Note 16 - Fair Value of Assets & Liabilities (continued)
Other Commitments. Fair values are based on fees charged to enter into similar agreements.
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held for sale, and long-term debt as of March 31, 2010 and 2009 involved the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. We have not included assets and liabilities that are not financial instruments (including MSR) in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as off-balance sheet commitments as of March 31, 2010.

	March 31, 2010
	Book	Fair
(Dollars in thousands)	Value	Value

Assets:
Loans, net of unearned income and allowance for loan losses	$16,640,164	$15,420,984
Short-term financial assets	906,808	906,808
Trading securities	964,800	964,800
Loans held for sale	505,794	505,794
Securities available for sale	2,697,719	2,697,719
Derivative assets	236,958	236,958
Other assets	128,789	128,789
Nonearning assets	1,120,672	1,120,672

Liabilities:
Deposits:
Defined maturity	$2,177,709	$2,238,609
Undefined maturity	12,891,991	12,891,991

Total deposits	15,069,700	15,130,600
Trading liabilities	357,919	357,919
Short-term financial liabilities	2,802,931	2,802,931
Long-term debt	2,932,524	2,590,261
Derivative liabilities	173,022	173,022
Other noninterest-bearing liabilities	789,308	789,308

	Contractual	Fair
	Amount	Value

Off-Balance Sheet Commitments:
Loan commitments	$8,285,383	$1,109
Other commitments	539,699	5,253

  Certain previously reported amounts have been reclassified to agree with current presentation.

Note 17 - Restructuring, Repositioning, and Efficiency
Beginning in 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity. In order to redeploy capital to higher-return businesses, FHN sold 34 full-service First Horizon Bank branches in its national banking markets, discontinued national homebuilder and commercial real estate lending through its First Horizon Construction Lending offices, and executed various MSR sales. In 2008, FHN sold its national mortgage origination and servicing platform including substantially all of its mortgage pipeline, related hedges, servicing assets, certain fixed assets, and other associated assets.
In 2009, FHN contracted to sell its institutional equity research business, a division of FTN Financial. During first quarter 2010, the sale failed to close and FHN incurred an additional pre-tax goodwill impairment, severance and contract termination costs, and asset write-offs. Additionally, in late 2009 FHN sold and closed its Louisville remittance processing operations and the Atlanta insurance business and also cancelled a large services/consulting contract.
Net costs recognized by FHN in the three months ended March 31, 2010, related to restructuring, repositioning, and efficiency activities were $11.1 million. Of this amount, $6.8 million represented exit costs that were accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (ASC 420).
Significant expenses recognized in first quarter 2010 resulted from the following actions:
•	Severance and related employee costs of $3.0 million related to the institutional equity research business and the 2009 sale of Louisville remittance processing operations.

•	Goodwill impairment of $3.3 million and lease abandonment expense of $2.3 million related to the closure of the institutional equity research business.

•	Loss of $.7 million related to asset impairments from institutional equity research.
Net costs recognized by FHN in the three months ended March 31, 2009, related to restructuring, repositioning, and efficiency activities were $4.7 million. Of this amount, $2.8 million represented exit costs that were accounted for in accordance with ASC 420.
Significant expenses recognized in first quarter 2009 resulted from the following actions:
•	Transaction costs of $1.1 million from the contracted sale of mortgage servicing rights.

•	Severance and related employee costs of $2.7 million related to discontinuation of national lending operations.

•	Loss of $.8 million related to asset impairments from branch closures.
The financial results of FTN ECM (the institutional equity research business) including goodwill impairment, are reflected in the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Transaction costs recognized in the periods presented from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income. All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits; facilities consolidation costs and related asset impairment costs are included in occupancy; costs associated with the impairment of premises and equipment are included in equipment rentals; depreciation and maintenance and other costs associated with such initiatives, including professional fees, and intangible asset impairment costs are included in all other expense.
Activity in the restructuring and repositioning liability for the three months ended March 31, 2010 and 2009, is presented in the following table, along with other restructuring and repositioning expenses recognized. For repositioning actions initiated prior to 2010, costs associated with the reduction of national operations and termination of product and service offerings are included within the non-strategic segment while costs associated with efficiency initiatives affecting multiple segments and initiatives that occurred within regional banking and capital markets are included in the corporate segment. For repositioning actions initiated in 2010, the related costs are included in the segment that has decision-making responsibility.

Note 17 - Restructuring, Repositioning, and Efficiency (continued)

	Three Months Ended
	March 31
(Dollars in thousands)	2010		2009
	Charged to		Charged to
	Expense	Liability	Expense	Liability

Beginning Balance	$-	$15,903	$-	$24,167
Severance and other employee related costs	3,048	3,048	2,702	2,702
Facility consolidation costs	2,290	2,290	-	-
Other exit costs, professional fees, and other	1,489	1,489	64	64

Total Accrued	6,827	22,730	2,766	26,933
Payments related to:
Severance and other employee related costs		5,490		4,074
Facility consolidation costs		566		1,560
Other exit costs, professional fees, and other		958		73
Accrual reversals		63		-

Restructuring and Repositioning Reserve Balance		$15,653		$21,226

Other Restructuring and Repositioning Expense:
Mortgage banking expense on servicing sales	-		1,142
All other income and commissions	19		-
Impairment of premises and equipment	706		831
Impairment of intangible assets	3,348		-
Impairment of other assets	231		-

Total Other Restructuring and Repositioning Expense	4,304		1,973

Total Restructuring and Repositioning Charges	$11,131		$4,739

FHN began restructuring, repositioning, and efficiency initiatives in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through March 31, 2010 related to these initiatives:

Charged to
(Dollars in thousands)	Expense

Severance and other employee related costs*	$58,592
Facility consolidation costs	38,683
Other exit costs, professional fees, and other	18,967
Other restructuring and repositioning (income) and expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	19,643
Net loss on divestitures	12,527
Impairment of premises and equipment	18,517
Impairment of intangible assets	38,131
Impairment of other assets	40,456

Total Restructuring and Repositioning Charges Incurred to Date as of March 31, 2010	$253,188

* Includes $1.2 million of deferred severance-related payments that will be paid after 2010.

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
GENERAL INFORMATION
First Horizon National Corporation (FHN) began as a small community bank chartered in 1864 and is now one of the 30 largest bank holding companies in the United States in terms of asset size.
Approximately 5,500 FHN employees provide financial services through more than 180 bank locations in and around Tennessee and 18 capital markets offices in the U.S. and abroad.
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
In first quarter 2010, FHN revised its operating segments to better align with its strategic direction, representing a focus on its regional banking franchise and capital markets business. Key changes include the addition of the non-strategic segment which combines the former mortgage banking and national specialty lending segments; correspondent banking has been moved from capital markets to regional banking; and first lien mortgage production in the Tennessee footprint is now in the regional banking segment. Exited businesses, such as the institutional equity research business (FTN Equity Capital Markets), were moved to the new non-strategic segment.
Consistent with the treatment of exited operations and product lines, FHN has also revised its presentation of historical charges incurred related to its restructuring, repositioning, and efficiency initiatives. Past charges that resulted from the reduction of national operations and termination of product and service offerings have been included within the non-strategic segment. Additionally, past charges affecting multiple segments and initiatives that occurred within regional banking and capital markets have been included in the corporate segment to reflect the corporate-driven emphasis on execution of the repositioning efforts.
FHN is composed of the following operating segments:
▪	Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and surrounding markets. Additionally, regional banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing services, and correspondent banking services.

▪	Capital markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, loan sales, portfolio advisory services, and derivative sales.

▪	Corporate consists of unallocated corporate income/expenses including gains and losses on repurchases of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and certain charges related to restructuring, repositioning, and efficiency initiatives.

▪	Non-strategic includes exited businesses and loan portfolios, other discontinued products and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

For the purpose of this management’s discussion and analysis (MD&A), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month period ended March 31, 2010, compared to the three-month period ended March 31, 2009. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2009 financial statements, notes, and MD&A is provided in the 2009 Annual Report.
FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), Financial Industry Regulatory Authority (FINRA), U.S. Department of the Treasury, and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, and in other parts of this Quarterly Report on Form 10-Q for the period ended March 31, 2010.
FINANCIAL SUMMARY
For first quarter 2010, FHN reported a net loss available to common shareholders of $27.7 million, or $.12 diluted loss per share compared to a loss of $82.8 million, or $.37 diluted loss per share in first quarter 2009. The after-tax results of the institutional equity research business are reflected in the discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
Results in 2010 were driven by a $195.0 million decline in loan loss provision, and a $65.1 million reduction in noninterest expense, and lower revenues. The decline in provision expense was principally because of efforts to wind down the higher-risk non-strategic construction portfolios. The decline in noninterest expense was largely attributable to higher variable personnel costs associated with higher fixed income sales revenues in 2009. The full impact of the reduction in expenses was diminished by an increase in the repurchase provision related to the legacy national mortgage origination business. A $151.1 million decrease in noninterest income was the result of lower fixed income revenue as capital markets experienced record performance in 2009. Mortgage banking income declined $80.9 million because of significantly more favorable positive hedge results in first quarter 2009. Noninterest income was benefited in 2010 by a $17.1 million gain on the repurchase of bank debt.

In 2010, FHN exited the institutional equity research business which resulted in a $3.3 million goodwill impairment, severance, contract termination costs and asset write-offs associated with the closure. These charges are reflected within discontinued operations.
Return on average common equity and return on average assets for first quarter 2010 were negative 5.10 percent and negative .16 percent, respectively, compared to negative 13.44 percent and negative .87 percent in 2009. Tier 1 capital ratio was 16.58 percent as of March 31, 2010, compared to 14.97 percent on March 31, 2009. Total assets were $25.9 billion and shareholders’ equity was $3.3 billion on March 31, 2010, compared to $31.2 billion and $3.5 billion, respectively, on March 31, 2009.

BUSINESS LINE REVIEW
Regional Banking
The regional banking segment had a pre-tax loss of $4.8 million in first quarter 2010 compared to a pre-tax loss of $60.7 million in first quarter 2009. Total revenues decreased 4 percent, or $8.6 million, to $209.1 million in first quarter 2010.
The provision for loan losses decreased to $52.2 million in first quarter 2010 from $107.2 million in first quarter 2009. The decrease in provision reflects an overall period-end decline in commercial loan balances and improving grade stabilization within the commercial portfolio since first quarter 2009.
Net interest income decreased 3 percent to $133.2 million in first quarter 2010 from $137.8 million in first quarter 2009. The decrease in net interest income was primarily attributable to a decline in loan demand, the effects of the historically low interest rate environment, and increased competition for deposits which was partially offset by improved commercial loan pricing. Net interest margin in regional banking expanded to 4.96 percent in first quarter 2010 from 4.48 percent in first quarter 2009. The margin expansion is primarily due to improved commercial loan pricing combined with lower commercial loan balances.
Noninterest income declined 5 percent, or $3.9 million, in first quarter 2010 to $75.9 million. Deposit transactions and cash management fees were down $3.1 million from first quarter 2009 primarily due to a downward trend in consumer NSF fees largely because of an overall decrease in retail transaction volumes in first quarter 2010. Mortgage banking origination income declined by $3.4 million from $6.9 million in 2009 as mortgage refinance volume was elevated in early 2009. These declines were somewhat mitigated by a slight increase in ATM interchange fees.
Noninterest expense decreased to $161.7 million in first quarter 2010 from $171.1 million in first quarter 2009. Provision for off-balance sheet commitments declined $3.0 million reflecting a year over year reduction in loan commitments. Variable costs associated with mortgage origination declined consistent with a reduction in refinance volume from last year. A $1.9 million decrease in personnel costs is primarily driven by headcount reduction between the comparative periods. Foreclosure losses increased $2.4 million in first quarter 2010 due to disposition activities and negative fair value adjustments to other real estate owned (OREO) assets.
Capital Markets
Pre-tax income decreased from $75.2 million in first quarter 2009 to $32.8 million in first quarter 2010 due to a decline in fixed income revenue.
Revenue from fixed income sales decreased to $105.3 million in first quarter 2010 from $197.0 million in first quarter 2009. While revenues were still elevated in first quarter 2010, very favorable market conditions existed in first quarter 2009 which resulted in record performance last year. Average daily revenue was $1.7 million in first quarter 2010 compared with $3.2 million in 2009. Revenue from other products, including fee income from activities such as loan sales, portfolio advisory and derivative sales was flat at $9.3 million for both quarters.
Noninterest expense declined by $51.5 million to $84.1 million in first quarter 2010, primarily due to decreased variable personnel costs related to lower fixed income production in first quarter 2010.
Corporate
The corporate segment’s pre-tax income was $10.7 million in first quarter 2010 compared to a pre-tax loss of $11.3 million in first quarter 2009. Net interest income was $6.0 million in first quarter 2010 compared to $4.0 million in first quarter 2009 primarily due to a reduction of higher-cost wholesale funding. Noninterest income was $24.9 million in first quarter 2010 compared to $1.7 million in first quarter 2009 reflecting a $17.1 million gain for the repurchase of bank debt recognized in 2010. Additionally, deferred compensation and bank-owned life insurance (BOLI) income combined for a $6.1 million increase from last year consistent with improved market performance.

Noninterest expense increased slightly to $20.2 million in first quarter 2010 from $17.1 million in first quarter 2009. Net restructuring, repositioning, and efficiency charges reflected in corporate noninterest expense were immaterial in both periods.
Non-Strategic
The pre-tax loss for the non-strategic segment was $57.7 million in 2010 compared with $115.0 million in 2009. Net interest income declined $11.3 million to $38.9 million as the net interest margin was relatively unchanged. The wind-down of the construction portfolios was the primary source of the lower net interest income from 2009. Provision expense declined $139.9 million from first quarter 2009 primarily due to reduced exposure from the construction portfolios as average balances of these loans have declined 67 percent since first quarter 2009.
Noninterest income declined $77.0 million from $111.6 million in first quarter 2009 primarily due to significantly lower mortgage banking income. Servicing income, which comprises the majority of mortgage banking income, decreased by $71.5 million as 2009 included $84.7 million of positive hedge gains compared to only $10.9 million in 2010. A widening of spreads between mortgage and swap rates affected the notably larger positive hedge results in 2009. Servicing fees declined $7.4 million consistent with the continued decline in the size of the servicing portfolio. In first quarter 2009, other income included a $10.0 million charge to increase the repurchase reserve for prior consumer loan sales.
Noninterest expense was $76.7 million in 2010 compared with $84.0 million 2009. The decrease in noninterest expense of $7.4 million includes the effect of a $28.4 million increase in charges related to the repurchase reserve from legacy mortgage banking originations. Other expenses in 2009 included a $14.3 million charge to reflect estimated losses from private mortgage reinsurance contracts which affected the year over year decline in other expense. Additionally, in first quarter 2010, FHN reached a settlement which resulted in the cancellation of an HLTV insurance contract and return of $3.8 million of premiums. Declines in personnel expense, equipment and maintenance costs, and contract employment expenses resulted from the continued wind down of businesses within this segment. Net charges related to restructuring, repositioning, and efficiency initiatives within noninterest expense were minimal in both periods.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
FHN has been conducting a company-wide review of business practices with the goal of improving its overall profitability and productivity. In order to redeploy capital to higher-return businesses, FHN implemented numerous actions since 2007 including, but not limited to the following:
▪	Sold 34 full-service First Horizon Bank branches in national banking markets.

▪	Discontinued national homebuilder and commercial real estate lending through First Horizon Construction Lending.

▪	Sold components of national mortgage banking business including origination pipeline, related hedges, certain fixed assets, servicing assets and associated custodial deposits.

▪	Exited the institutional equity research business.

▪	Sold various other non-strategic businesses including Louisville remittance processing operations (FERP) and the Atlanta insurance business.
Net costs recognized by FHN in the quarter ended March 31, 2010, related to restructuring, repositioning, and efficiency activities were $11.1 million. Of this amount, $6.8 million represented exit costs that were accounted for in accordance with the FASB Accounting Standards Codification Topic for Exit or Disposal Activities Cost Obligations (ASC 420). A majority of the charges recognized in first quarter 2010 are reflected in discontinued operations, net of tax line and relate to the exit of the institutional equity research business. Significant expenses recognized in first quarter 2010 resulted from the following actions:
▪	Severance and related employee costs of $3.0 million related to the institutional equity research business and the 2009 sale of Louisville remittance processing operations.

▪	Goodwill impairment of $3.3 million and lease abandonment expense of $2.3 million related to the closure of the institutional equity research business.

▪	Loss of $.7 million related to asset impairments from institutional equity research.

Net costs recognized by FHN in the quarter ended March 31, 2009, related to restructuring, repositioning, and efficiency activities were $4.7 million. Of this amount, $2.8 million represented exit costs accounted for in accordance with ASC 420. Significant expenses recognized in first quarter 2009 resulted from the following actions:
▪	Transaction costs of $1.1 million from the contracted sale of mortgage servicing rights.

▪	Severance and related employee costs of $2.7 million related to discontinuation of national lending operations.

▪	Loss of $.8 million related to asset impairments from branch closures.
Gains or losses from divestitures are included in gains/(losses) on divestitures in the noninterest income section of the Consolidated Condensed Statements of Income. Transaction costs related to transfers of mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income. Except for amounts reflected in discontinued operations, net of tax, all other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs which are recorded in employee compensation, incentives, and benefits, facilities consolidation costs and related asset impairment costs which are included in occupancy, costs associated with the impairment of premises and equipment which are included in equipment rentals, depreciation, and maintenance. Other costs associated with such initiatives including intangible asset impairment costs are included in all other expense and goodwill impairment.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows. The effect of suspending depreciation on assets held for sale was immaterial to FHN’s results of operations for all periods. In first quarter 2010, FHN incurred a charge of $3.3 million to write off remaining goodwill associated with the closure of the institutional equity research business. This impairment charge is reflected in discontinued operations, net of tax on the Consolidated Condensed Statements of Income and within the non-strategic segment. The recognition of this impairment loss will have no effect on FHN’s debt covenants. Due to the broad nature of the actions being taken, all components of income and expense are expected to benefit from the efficiency initiatives.
Charges related to restructuring, repositioning, and efficiency initiatives for the three months ended March 31, 2010 and 2009, are presented in the following table based on the income statement line item affected. See Note 17 – Restructuring, Repositioning, and Efficiency Charges and Note 2 – Acquisitions/Divestitures for additional information.

Table 1 - Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Noninterest income:
Mortgage banking	$-	$(1,142)
All other income and commissions	(19)	-

Total noninterest income	(19)	(1,142)

Noninterest expense:
Employee compensation, incentives, and benefits	628	2,702
Occupancy	53	-
Legal and professional fees	105	62
All other expense	231	833

Total noninterest expense	1,017	3,597

Loss before income taxes	(1,036)	(4,739)
Loss from discontinued operations	(10,095)	-

Net loss from restructuring, repositioning, and efficiency initiatives	$(11,131)	$(4,739)

Certain previously reported amounts have been reclassified to agree with current presentation.
Activity in the restructuring and repositioning liability for the three months ended March 31, 2010 and 2009 is presented in the following table:

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Beginning Balance: January 1	$15,903	$24,167
Severance and other employee related costs	3,048	2,702
Facility consolidation costs	2,290	-
Other exit costs, professional fees, and other	1,489	64

Total Accrued	22,730	26,933
Payments related to:
Severance and other employee related costs	5,490	4,074
Facility consolidation costs	566	1,560
Other exit costs, professional fees, and other	958	73
Accrual Reversals	63	-

Restructuring and Repositioning Reserve Balance: March 31	$15,653	$21,226

INCOME STATEMENT
Total consolidated revenue decreased 28 percent to $428.7 million from $595.9 million in 2009 primarily due to declines in capital markets and mortgage banking income.
NET INTEREST INCOME
Net interest income declined to $180.4 million in 2010 from $196.6 million in 2009 as average earning assets declined 17 percent to $22.9 billion and average interest-bearing liabilities also declined 17 percent to $21.4 billion in first quarter 2010.
The consolidated net interest margin improved to 3.19 percent for first quarter 2010 compared to 2.89 percent for 2009. The widening in the margin occurred as the net interest spread increased to 2.95 percent from 2.60 percent in 2009 and the impact of free funding decreased from 29 basis points to 24 basis points. The increase in the margin is primarily attributable to an overall decline in earning assets, improved loan pricing relative to deposit pricing, and lower wholesale funding costs.

FHN’s expects the net interest margin to remain flat over the next few periods based on the assumption that interest rates will remain at historical lows for the near future.
Table 2 - Net Interest Margin

	Three Months Ended
	March 31
	2010	2009

Consolidated yields and rates:
Loans, net of unearned income	3.98%	3.97%
Loans held for sale	4.05	4.94
Investment securities	4.65	5.20
Capital markets securities inventory	3.75	3.65
Mortgage banking trading securities	10.75	12.79
Other earning assets	0.12	0.24

Yields on earning assets	3.88	3.98

Interest-bearing core deposits	0.85	1.63
Certificates of deposit $100,000 and more	2.57	2.54
Federal funds purchased and securities sold under agreements to repurchase	0.23	0.21
Capital markets trading liabilities	3.72	3.85
Short-term borrowings and commercial paper	0.41	0.30
Long-term debt	1.06	1.83

Rates paid on interest-bearing liabilities	0.93	1.38

Net interest spread	2.95	2.60
Effect of interest-free sources	0.24	0.29

FHN - NIM	3.19%	2.89%

NONINTEREST INCOME
Noninterest income was 58 percent of total revenue in 2010 compared to 67 percent in 2009 while decreasing by $151.1 million to $248.3 million in first quarter 2010.
Capital Markets Noninterest Income
The major component of revenue in the Capital Markets segment is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including loan sales, portfolio advisory, and derivative sales. Securities inventory positions are generally procured for distribution to customers by the sales staff. A portion of the inventory is hedged to protect against movements in fair value due to changes in interest rates.
Capital markets noninterest income decreased to $114.6 million in 2010 from $205.7 million in 2009. Although revenue was still historically strong and favorable market conditions persisted, revenues from fixed income sales decreased $91.7 million to $105.3 million in 2010 as first quarter 2009 was a record quarter for fixed income revenue. Revenue from other products, such as loan sales, portfolio advisory and derivative sales represented 8 percent of total capital markets income in 2010 and was relatively flat compared with 2009.

Table 3 - Capital Markets Noninterest Income

	Three Months Ended
	March 31		Percent
(Dollars in thousands)	2010	2009	Change (%)

Noninterest income:
Fixed income	$105,270	$196,985	46.6	-
Other product revenue	9,301	8,715	6.7	+

Total capital markets noninterest income	$114,571	$205,700	44.3	-

Mortgage Banking Noninterest Income
Mortgage banking income consisted primarily of fees from mortgage servicing, changes in the fair value of servicing assets net of hedge gains or losses, fair value adjustments to the remaining warehouse, and origination income through the regional banking footprint. Mortgage banking income decreased to $34.9 million in first quarter 2010 compared to $115.7 million in 2009.
Servicing income, which comprises the majority of mortgage banking income, decreased by $71.5 million as 2009 included $84.7 million of positive hedge gains compared to only $10.9 million in 2010. A widening of spreads between mortgage and swap rates affected the notably larger positive hedge results in 2009. Servicing fees declined $7.4 million consistent with the continued decline of the size of the servicing portfolio. Origination income decreased from $13.8 million to $4.8 million as 2009 included elevated volumes due to higher refinance activity and also due to a $3.4 million non-prime reserve reversal associated with the legacy mortgage origination business.
All Other Noninterest Income and Commissions
Deposit transactions and cash management income declined $3.3 million primarily due to lower consumer non-sufficient funds fee income as a result of lower transaction volume. Insurance income was down $1.7 million primarily because 2009 included income attributable to the Atlanta insurance business which was sold in fourth quarter 2009. Securities losses were $1.9 million in first quarter 2010 which reflected losses related to a venture capital investment.
Table 4 – Other Income provides additional detail of the Other income line item on the Consolidated Condensed Statements of Income.
All other income and commissions increased to $46.2 million in first quarter 2010 from $18.5 million in 2009. Other income was positively affected by a $17.1 million gain related to the repurchase of bank debt. Deferred compensation increased reflecting improved overall market conditions while an increase in BOLI income reflects death benefits received in first quarter 2010. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is reflected as a component of personnel expense. ATM interchange fees were up slightly as a result of a promotion by FHN’s ATM network provider. Charges related to repurchase obligations from prior consumer loan sales were $10.0 million in first quarter 2009.

Table 4 - Other Income

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Other income:
Gain on repurchases of debt	$17,060	$60
Bank owned life insurance	6,469	4,131
Bankcard income	4,548	4,896
ATM interchange fees	3,657	2,205
Other service charges	2,383	3,521
Electronic banking fees	1,725	1,609
Letter of credit fees	1,639	1,360
Deferred compensation	1,030	(2,743)
Reinsurance fees	863	2,796
Remittance processing	621	3,143
Consumer loan repurchases	(12)	(9,950)
Other	6,172	7,469

Total	$46,155	$18,497

Certain previously reported amounts have been reclassified to agree with current presentation.
NONINTEREST EXPENSE
Total noninterest expense decreased 16 percent to $342.7 million in first quarter 2010 from 2009.
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased $62.0 million from $242.2 million in 2009. This decline was primarily attributable to the higher compensation costs that resulted from record fixed income revenues in capital markets in 2009. Contract employment costs declined $4.0 million as FHN incurred costs in 2009 to facilitate the transition of remaining operational tasks after the 2008 divestiture of the national mortgage origination and servicing platform. Other expenses declined $23.1 million to $28.3 million in 2010. Loan insurance expense declined $4.8 million as first quarter 2010 included a settlement that resulted in cancellation of an HLTV contract and return of premiums. All other expense decreased $18.6 million as 2009 included a $14.3 million charge to increase the private mortgage reinsurance reserve, provision for off-balance sheet commitments decreased $2.9 million, and variable operational costs that support mortgage originations in the TN footprint declined $2.1 million on lower volumes.
The mortgage banking foreclosure and repurchase provision increased $28.4 million in first quarter 2010 to $40.7 million reflecting an increase in the repurchase request pipeline on loans that were previously sold or securitized through FHN’s legacy mortgage business. See Critical Accounting Policies and Off-Balance Sheet Arrangements for additional discussion surrounding FHN’s estimate of these obligations.
Table 5 – Other Expense provides additional detail of the Other expense line item on the Consolidated Condensed Statements of Income.

Table 5 - Other Expense

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Other expense:
Low income housing expense	5,466	5,125
Advertising and public relations	5,279	5,813
Other insurance and taxes	3,257	2,899
Travel and entertainment	2,449	2,334
Customer relations	1,967	2,288
Employee training and dues	1,487	1,425
Supplies	1,168	270
Bank examination costs	1,142	1,248
Federal services fees	907	1,367
Loan insurance expense	(2,874)	1,912
Other	8,088	26,722

Total	$28,336	$51,403

Certain previously reported amounts have been reclassified to agree with current presentation.
INCOME TAXES
During 2010, there were several items which positively affected the effective tax rate. Tax credits reduced taxes by $5.9 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced taxes by $2.5 million.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. In order to support the recognition of the DTA, FHN’s management must believe that the realization of the DTA is more likely than not.
In first quarter 2010, FHN’s net DTA decreased to $262 million from $414 million at the end of 2009. This decrease resulted from a reduction in cumulative temporary differences and the reclassification of certain DTAs to current receivables due to tax deductions expected through the first quarter 2010. FHN evaluates the likelihood of realization of the $262 million net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at March 31, 2010, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under very conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized $262 million net DTA is more likely than not. This assertion could change should FHN experience greater losses in the near-future than management currently anticipates.
DISCONTINUED OPERATIONS
As a result of the first quarter 2010 closure of the institutional equity research business, the results of operations, net of tax, for FTN ECM are classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented within the non-strategic segment. In first quarter 2010, loss from discontinued operations was $7.3 million and includes a $3.3 million (pre-tax) goodwill impairment, severance and contract terminations costs, and asset write-offs.
ADOPTION OF ACCOUNTING UPDATES
Effective January 1, 2010, FHN adopted the provisions of Accounting Standards Update 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 amends ASC 810 to revise the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. ASC 810 adds additional criteria which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, the amendments to ASC 810 require continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. Under ASC 810, as amended, separate presentation is required on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary.
Upon adoption of the amendments to ASC 810, FHN reevaluated all former QSPEs and entities already subject to ASC 810 under the revised consolidation methodology. Based on such reevaluation, consumer loans with an aggregate unpaid principal balance of approximately $245.2 million were prospectively consolidated as of January 1, 2010, along with secured borrowings of $236.3 million, as the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN being considered the related trusts’ primary beneficiary under the qualitative analysis required by ASC 810, as amended. MSR and trading assets held in relation to the newly consolidated trusts were removed from the mortgage servicing rights and trading securities sections of the Consolidated Condensed Statements of Condition, respectively, upon adoption of the amendments to ASC 810. As the assets of FHN’s consolidated residential mortgage securitization trusts are pledged to settle the obligations due to the holders of the trusts’ securities and since the security holders have no recourse to FHN, the asset and liability balances have been parenthetically disclosed on the face of the Consolidated Condensed Statements of Condition as restricted in accordance with the presentation requirements of ASC 810, as amended. Since FHN determined that calculation of carrying values was not practicable, the unpaid principal balance measurement methodology was used upon adoption, with the ALLL related to the newly consolidated loans determined using FHN’s standard practices.
FHN recognized a reduction to the opening balance of undivided profits of approximately $10.6 million for the cumulative effect of adopting the amendments to ASC 810, including the effect of the recognition of an adjustment to the ALLL of approximately $24.6 million ($15.6 million net of tax) in relation to the newly consolidated loans. Further, upon adoption of the amendments to ASC 810, the deconsolidation of certain small issuer trust preferred trusts for which FTBNA holds the majority of the mandatorily redeemable preferred capital securities (trust preferreds) issued but is not considered the primary beneficiary under the qualitative analysis required by ASC 810, as amended, resulted in reduction of loans net of unearned income and term borrowings on the Consolidated Condensed Statements of Condition by $30.5 million.
See Note 1 - Financial Information for a complete discussion of all accounting updates adopted during first quarter 2010.
STATEMENT OF CONDITION REVIEW
Total assets were $25.9 billion in first quarter 2010, compared to $31.2 billion in first quarter 2009. Average assets decreased to $25.6 billion in first quarter 2010 from $30.5 billion in first quarter 2009.
EARNING ASSETS
Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets. Earning assets averaged $22.9 billion and $27.4 billion for first quarter 2010 and 2009, respectively. A more detailed discussion of the major line items follows.
Loans
Average loans declined 16 percent from first quarter 2009 as a result of the continued wind down of the non-strategic portfolios combined with weak loan demand. In first quarter 2010, FHN prospectively adopted amendments to ASC 810 which resulted in the consolidation of $245.2 million of loans (primarily HELOC) that were securitized which FHN retained a significant interest subsequent to the securitization. These loans, along with HELOCs that were already recognized on FHN’s balance sheet which collateralize borrowings of securitization trusts, are reflected as Restricted real estate loans below. Additionally, these loans are presented parenthetically on the Consolidated Condensed Statements of Condition.

Table 6 - Average Loans

	Three Months Ended March 31
		Percent	Percent		Percent
(Dollars in millions)	2010	of Total	Change	2009	of Total

Commercial:
Commercial, financial, and industrial	$6,733.5	38%	(13.5)%	$7,781.7	37%
Real estate commercial (a)	1,457.8	8	(2.3)	1,492.9	7
Real estate construction (b)	857.4	5	(49.3)	1,689.9	8

Total commercial	9,048.7	51	(17.5)	10,964.5	52

Retail:
Real estate residential (c)	7,259.9	41	(10.3)	8,095.1	39
Real estate construction (d)	166.8	1	(81.1)	880.5	4
Other retail	118.6	1	(12.5)	135.6	1
Credit card receivables	185.8	1	*	184.3	1
Restricted real estate loans (e)	890.4	5	25.6	709.1	3

Total retail	8,621.5	49	(13.8)	10,004.6	48

Total loans, net of unearned	$17,670.2	100%	(15.7)%	$20,969.1	100%

*    Amount less than one percent.
(a)  Includes nonconstruction income property loans and land loans not involving development.
(b)  Includes homebuilder, condominium, income property construction, and land development loans.
(c)  Includes primarily home equity loans and lines of credit (average HELOC in first quarter 2010 and 2009 were $3.6 billion and $3.8 billion, respectively).
(d)  One-time close product.
(e)  Prior to 2010, includes on balance sheet securitizations of home equity lines. Beginning first quarter 2010, also includes $245.2 million loans consolidated due to the adoption of amendments to ASC 810.
Commercial, financial, and industrial loans declined $1.0 billion or 14 percent from 2009 as FHN continues to experience weak loan demand primarily due to poor economic conditions. Commercial real estate construction loans declined 49 percent due to the efforts to wind down the non-strategic portion of the portfolio. Retail loans declined 14 percent as the non-strategic component of the residential real estate portfolio continues to gradually decrease and the Residential construction portfolio (OTC) has been reduced significantly since 2009. As discussed above, Restricted real estate loans increased in first quarter 2010 because of the consolidation of $245.2 million of loans in conjunction with the adoption of amendments to ASC 810.
Loans Held for Sale
Loans held for sale consists of the mortgage warehouse, student, small business, and home equity loans. While considerably smaller when compared with prior periods, the mortgage warehouse still accounts for the majority of loans held for sale during 2010. Loans held for sale declined $136.1 million since 2009 and averaged $.5 billion during first quarter 2010 as FHN attempts to shrink the remaining mortgage warehouse. It is expected that FHN’s balance of loans held for sale will remain flat or slightly increase during 2010 as the amount of repurchased loans could increase the size of the mortgage warehouse and secondary market demand will likely remain soft.
Other Earning Assets
All other earning assets, including investment securities, capital markets and mortgage trading securities, and all other earning assets (including interest-bearing cash and federal funds sold) declined a combined $1.1 billion since 2009. The investment securities portfolio declined $.4 billion primarily because of natural run-off of mortgage backed securities. Other earning assets declined $.4 billion primarily driven by reduction in Federal Reserve deposits. Trading securities declined as a result of capital markets’ trading inventory management efforts and FHN’s reduction of retained interests (i.e. interest only strips, subordinated bonds, and residuals) from prior securitizations.
Funds
Total deposits increased $.2 billion to $14.7 billion as average core deposits increased $1.2 billion primarily driven by efforts to increase customer deposits within the wealth management group during 2009. The increase in core deposits permitted FHN to reduce higher-cost purchased CD’s by $1.0 billion since first quarter 2009. The contracting balance sheet and growth in core deposits also limited funding needs from other sources as Other borrowed funds declined $3.3 billion from $6.5 billion in 2009. Average borrowings through the Federal Reserve Term Auction Facility decreased $2.9 billion and was fully repaid by the end of the first quarter 2010 while borrowings from the Federal Home Loan Bank declined $.8 billion. Funding from long-term debt decreased $1.3 billion as $1.3 billion of bank debt were either repurchased or matured.
ASSET QUALITY
Loan Portfolio Composition and Concentrations
Generally, FHN groups its loans into seven different portfolios based on internal classifications. The ALLL is established at this individual portfolio level and asset quality data is measured and reviewed for each of these portfolios. Commercial loans are composed of the Commercial, Industrial, and Other (“C&I”), the Income-Producing Commercial Real Estate (“Income CRE”), and the Residential Commercial Real Estate (“Residential CRE”) portfolios. Retail loans are composed of Consumer Real Estate; Permanent Mortgage; One-time Close (“OTC”), Credit Card, and Other; and Restricted Real Estate Loans. Restricted Real Estate Loans include HELOCs that were previously securitized on balance sheet and loans that were consolidated on January 1, 2010, in conjunction with the adoption of amendments to ASC 810. Key asset quality metrics for each of these portfolios can be found in Table 8 – Asset Quality by Portfolio. The following is a description of each portfolio:
C&I
The C&I portfolio was $6.9 billion as of March 31, 2010. This portfolio is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. FHN has significant portfolios in categories of manufacturing, finance and insurance, wholesale trade, and construction. The finance and insurance subsection of this portfolio, including bank-related and trust preferred loans (including loans to bank and insurance-related businesses), has experienced stress due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers. On March 31, 2010, 10 percent of the C&I portfolio, or 4 percent of total loans, was composed of bank-related and trust preferred loans that had combined reserves and LOCOM valuation allowance of 17.25 percent.
Income CRE
The Income CRE portfolio was $1.7 billion on March 31, 2010. This portfolio contains loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Major subcategories of Income CRE include retail, office, apartments, hospitality, and industrial. Poor economic conditions have affected this portfolio through increased vacancies, slower stabilization rates, decreased rental rates, lack of readily available financing in the industry, and declining property valuations. Approximately 87 percent of this portfolio was originated through the regional bank.
Residential CRE
The Residential CRE portfolio was $.5 billion on March 31, 2010. This portfolio includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes. FHN lends to finance vertical construction of these properties as well as the acquisition and development of the related land. Originations through national construction lending ceased in 2008 and balances have decreased by 80 percent since first quarter 2008. Performance of this portfolio has been severely stressed due to the devastated housing market.
Consumer Real Estate
The consumer real estate portfolio was $6.1 billion on March 31, 2010, and is primarily composed of home equity lines and installment loans. This portfolio is geographically diverse with strong borrower FICO scores. Deterioration is most acute in areas with significant home price depreciation and is affected by poor economic conditions – primarily unemployment. Approximately two-thirds of this portfolio was originated through national channels.

Permanent Mortgage
The permanent mortgage portfolio was $1.1 billion on March 31, 2010. This portfolio is primarily composed of jumbo mortgages and OTC completed construction loans. While NPLs have increased, delinquencies and reserves were down as performance has begun to stabilize. The portfolio is somewhat geographically diverse; however 23 percent of loan balances are in California. Performance has been affected by economic conditions, primarily depressed retail real estate values and elevated unemployment.
OTC, Credit Card, and Other
The OTC, Credit Card and Other portfolios were $.4 billion on March 31, 2010, and primarily include OTC construction, credit card receivables, automobile loans, and other consumer related credits. Balances of OTC product have declined significantly since originations ceased in early 2008 to $105 million.
Restricted Real Estate Loans
In conjunction with the January 1, 2010, adoption of amendments to ASC 810 which resulted in the consolidation of additional variable interest entities, this loan category was created to include all loans, primarily HELOCs, that had previously been securitized but for which FHN retains servicing and other significant interests. As of December 31, 2009, $654.6 million of these loans were already included on FHN’s balance sheet and were reflected in the Consumer Real Estate portfolio. Upon adoption of amendments to ASC 810 in first quarter 2010, FHN consolidated an additional $245.2 million of consumer loans resulting in a March 31, 2010, balance of $.9 billion.
Concentrations
FHN has a concentration of loans secured by residential real estate (51 percent of total loans), the majority of which is in the retail real estate residential portfolio (41 percent of total loans). This portfolio is primarily comprised of home equity lines and loans. Restricted real estate loans, which is primarily HELOC but also includes some first and second mortgages, is 5 percent of total loans. The remaining residential real estate loans are primarily in the construction portfolios (5 percent of total loans) with national exposures being significantly reduced since 2008.
On March 31, 2010, FHN did not have any concentrations of Commercial, Financial, and Industrial loans in any single industry of 10 percent or more of total loans.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses (“ALLL”) at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and loan recoveries and is decreased by charged-off loans. Reserves are determined in accordance with the ASC Contingencies Topic (ASC 450-20) and are composed of reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail and commercial loans. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics. Additionally, the ALLL includes reserves for loans determined by management to be individually impaired. Reserves for individually impaired loans are established in accordance with the ASC Receivables Topic (ASC 310-10). The nature of the process by which FHN determines the appropriate ALLL requires the exercise of considerable judgment. See Critical Accounting Policies for more detail. The total allowance for loan losses decreased to $844.1 million on March 31, 2010, from $940.9 million at March 31, 2009. The ratio of allowance for loan losses to loans, net of unearned income, increased to 4.83 percent on March 31, 2010, from 4.57 percent on March 31, 2009. The increase in this ratio reflects a 15 percent decline in period-end loans (the denominator).
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Analytical models based on loss experience subject to adjustment to reflect current events, trends, and conditions (including economic considerations and trends) are used by management to determine the amount of provision to be recognized and to assess the adequacy of the ALLL. The provision for loan losses decreased 65 percent to $105.0 million in first quarter 2010 from $300.0 million in 2009.

While FHN’s exposure to the national portfolios (especially construction) has significantly declined since 2009, incremental deterioration was experienced in the other portfolios, including Income CRE and certain components of the C&I portfolio.
Going forward, the level of provision for loan losses should decrease modestly consistent with the expectation that net charge-offs and the allowance for losses will decrease if current portfolio trends continue. During 2010, the national construction portfolios should substantially diminish and home equity losses are expected to decrease while commercial real estate and portions of the C&I portfolio could remain stressed.
Net Charge-offs
Net charge-offs were $182.4 million in first quarter 2010 compared with $208.3 million in first quarter 2009. The ALLL was 1.16 times net charge-offs in first quarter 2010 compared with 1.13 times net charge-offs in first quarter 2009. The net charge-offs to average loans ratio increased from 3.97 percent to 4.13 percent in first quarter 2010 because of a decline in average loans from the prior period. The decrease in the level of net charge-offs from 2009 is primarily attributable to a reduction in exposures to the non-strategic construction portfolios but the decline was negatively impacted by a $13.5 million acceleration of permanent mortgage net charge-offs and an additional $3.5 million of net charge-offs associated with the consolidation of $245.2 million loans in conjunction with the adoption of amendments to ASC 810.
C&I net charge-offs were down slightly at $28.2 million in first quarter 2010 compared to $30.2 million in first quarter 2009 as the weak economy is still affecting commercial credits, primarily bank-related loans. Commercial real estate construction and real estate commercial net charge-offs decreased $22.2 million in first quarter 2010 from $72.2 million in first quarter 2009 as a decline in losses within the Residential CRE portfolio more than offset a slight increase in Income CRE net charge-offs. During 2009 and through first quarter 2010, a majority of the commercial real estate charge-offs were related to homebuilder construction lending products, the majority of which were originated through the national platform.
The retail real estate portfolios, which include home equity lines and installment loans (home equity and permanent mortgages - including restricted balances) experienced deterioration and higher net charge-offs in first quarter 2010. Installment loans (including permanent mortgages) net charge-offs increased to $48.5 million in first quarter 2010 from $26.8 million in first quarter 2009 and HELOC net charge-offs increased to $35.1 million in first quarter 2010 from $28.7 million in first quarter 2009. The higher net charge offs in first quarter 2010 were affected by a $13.5 million acceleration in loss recognition for collateral dependent mortgages in the foreclosure process. Additionally, elevated unemployment and depressed collateral values are significant drivers in the increase of losses from 2009. Generally, HELOC and home equity installment loans originated through the regional bank have performed better than those originated through the legacy national platform. OTC, credit card receivables, and all other consumer loans net charge-offs decreased to $20.6 million in first quarter 2010 from $50.5 million in first quarter 2009 due to the wind-down of the OTC portfolio.
While total charge-offs remain elevated due to adverse economic conditions, FHN’s methodology of charging down collateral dependent commercial loans to net realizable value (“NRV”), fair value less costs to sell, affected charge-off trends, especially in comparison to applicable ALLL. Generally, classified nonaccrual commercial loans over $1 million are deemed to be individually impaired in accordance with ASC 310-10 and are assessed for impairment measurement. While the mix of individually impaired assets is shifting towards loans for which impairment is assessed using a discounted cash flow methodology (which typically hold reserves), the majority (65 percent) of individually impaired loans are considered to be collateral dependent, and therefore, are generally immediately written down to NRV with the amount of the impairment charged-off instead of carrying reserves. Collateral values are monitored and further charge-offs are taken if it is determined that the collateral values have continued to decline.
A decline in collateral values experienced due to real estate market conditions is also affecting charge off trends. Therefore, charge-offs are not only elevated due to the increased credit deterioration related to these loans, but also due to the increased rate at which loans are charged down to NRV because of declining collateral values. Net charge-offs related to collateral dependent individually impaired loans were $67.8 million, or 37 percent, of total net charge-offs during 2010. Compression occurs in the ALLL to net charge-offs ratio because the ALLL is generally not replenished for charge-offs related to individually impaired collateral dependent loans because reserves are not carried for these loans.

Nonperforming Assets
Nonperforming loans (“NPLs”) consist of impaired, other nonaccrual, and restructured loans. These, along with foreclosed real estate (excluding foreclosed real estate from GNMA loans), represent nonperforming assets (“NPAs”). Impaired loans are those loans for which it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected and for which recognition of interest income has been discontinued. Other nonaccrual loans are residential and other retail loans on which recognition of interest income has been discontinued. Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.
Nonperforming assets decreased to $1.0 billion on March 31, 2010, from $1.3 billion on March 31, 2009. The nonperforming assets ratio (nonperforming assets to period-end loans and foreclosed real estate) decreased to 5.63 percent in first quarter 2010 from 5.98 percent in first quarter 2009 due to a significant decline in the non-strategic construction portfolios. Nonperforming loans in the loan portfolio were $.9 billion on March 31, 2010, compared to $1.1 billion on March 31, 2009. NPLs in the OTC portfolio decreased $326.1 million from 2009 to $100.5 million on March 31, 2010 while Res CRE construction nonperforming loans declined $150.9 million. The decline in both portfolios is a result of efforts to reduce overall portfolio size and exposure to these types of credits.
While NPLs from the construction portfolios declined from first quarter 2009, all other portfolios reflected higher nonperforming loans. C&I nonperforming loans increased $92.7 million to $196.4 million in first quarter 2010 with a majority of the increase attributable to deterioration of bank-related and trust preferred loans. Nonperforming loans within the Income CRE portfolio increased $59.1 million from first quarter 2009 to $181.0 million in first quarter 2010 as market conditions have impacted performance.
Nonperforming Permanent Mortgages increased 139 percent from first quarter 2009 to $118.4 million. A substantial portion of these loans are jumbo product or mortgages that converted from OTC construction loans upon completion. Nonperforming held for sale loans, which were $51.3 million on March 31, 2010, are written down to lower of cost or market and have risen since 2009 because of increased repurchase activity from prior loan sales or securitizations.
The ratio of ALLL to NPLs in the loan portfolio increased to .96 times in first quarter 2010 compared to .84 times in first quarter 2009. Although this ratio increased from 2009, this ratio continues to be depressed due to FHN’s methodology of charging down individually impaired collateral dependent loans. The individually impaired collateral dependent loans that do not carry reserves were $351.7 million on March 31, 2010. Charged-down individually impaired loans represent 40 percent of nonperforming loans in the loan portfolio as of March 31, 2010. This compresses the ALLL to nonperforming loans ratio because individually impaired loans are included in nonperforming loans, but reserves for these loans are not carried in the ALLL as the impairment has been charged off. On March 31, 2010, Residential CRE loans were $227.4 million, or 41 percent, of all individually impaired loans while the remainder is included in the C&I and Income CRE portfolios. Nonperforming loans in the loan portfolio for which reserves are actually carried were $443.5 million as of March 31, 2010.
While nonperforming asset levels are expected to decrease in 2010, the NPA and NPL ratios could remain elevated throughout the current economic downturn as total loan balances are expected to remain at current levels or slightly decline from run-off of our non-strategic portfolios, soft loan demand, and credit-related actions.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio 90 days or more past due decreased to $117.7 million on March 31, 2010, from $204.0 million on March 31, 2009. Loans 30 to 89 days past due decreased $136.9 million to $267.9 million. Generally, the decrease in delinquencies is primarily driven by the commercial portfolio.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more but excludes nonperforming assets, decreased to $1.3 billion, or 7 percent of total loans, on March 31, 2010, from $1.4 billion on March 31, 2009. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
On March 31, 2010 and 2009, FHN had $149.2 million and $24.1 million, respectively, of loans that have been restructured in accordance with regulatory guidelines. As of March 31, 2010, approximately 80 percent of the restructured loans are in the held to maturity loan portfolio with the remainder in loans held for sale. For restructured loans in the portfolio, FHN had loan loss reserves of $22.3 million or 19 percent as of March 31, 2010. A majority of these modified loans are within the consumer portfolio. The rise in troubled debt restructurings (TDRs) from first quarter 2009 resulted from increased loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.

Table 7 - Asset Quality Information

	Three months ended March 31
(Dollars in thousands)	2010	2009

Allowance for loan losses:
Beginning balance on December 31	$896,914	$849,210
Adjustment due to adoption of amendments to ASC 810	24,578	-
Provision for loan losses	105,000	300,000
Charge-offs	(193,955)	(217,161)
Recoveries	11,523	8,883

Ending balance on March 31 (Restricted - $59.8 million)	$844,060	$940,932

Reserve for off-balance sheet commitments	18,737	19,511
Total allowance for loan losses and reserve for off-balance sheet commitments	$862,797	$960,443

	March 31
Nonperforming Assets by Segment	2010	2009

Regional Banking:
Nonperforming loans	$329,600	$219,199
Foreclosed real estate	27,934	31,140

Total Regional Banking	357,534	250,339

Non-Strategic:
Nonperforming loans (a)	598,608	913,909
Foreclosed real estate	85,072	87,905

Total Non-Strategic	683,680	1,001,814

Total nonperforming assets	$1,041,214	$1,252,153

Total loans, net of unearned income	$17,484,224	$20,572,477
Insured loans	(270,639)	(528,025)

Loans excluding insured loans	$17,213,585	$20,044,452

Foreclosed real estate from GNMA loans	$9,054	$13,607
Potential problem assets (b)	1,300,788	1,399,899
Loans 30 to 89 days past due	267,840	404,739
Loans 30 to 89 days past due - guaranteed portion (c)	85	98
Loans 90 days past due	117,692	203,746
Loans 90 days past due - guaranteed portion (c)	234	245
Loans held for sale 30 to 89 days past due	25,027	44,170
Loans held for sale 30 to 89 days past due - guaranteed portion (c)	25,027	43,577
Loans held for sale 90 days past due	49,499	47,055
Loans held for sale 90 days past due - guaranteed portion (c)	46,723	39,960
Off-balance sheet commitments (d)	$5,203,994	$6,076,977

Allowance to total loans	4.83%	4.57%
Allowance to nonperforming loans in the loan portfolio	0.96x	0.84x
Allowance to loans excluding insured loans	4.90%	4.69%
Allowance to annualized net charge-offs	1.16x	1.13x
Nonperforming assets to loans and foreclosed real estate (e)	5.63%	5.98%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	5.02%	5.44%
Total commercial net charge-offs (f)	3.45%	3.73%
Retail real estate net charge-offs (f)	4.85%	4.21%
Other retail net charge-offs (f)	2.89%	3.66%
Credit card receivables net charge-offs (f)	5.76%	6.06%
Total annualized net charge-offs to average loans (f)	4.13%	3.97%

(a) Includes $51.3 million and $14.5 million of loans held for sale in 2010 and 2009, respectively.
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

The following table provides additional asset quality data by loan portfolio:

Table 8 - Asset Quality by Portfolio

	March 31
	2010		2009

Key Portfolio Details
Commercial (C&I & Other)
Period-end loans ($ millions)	$6,856		$7,676

30+ Delinq. % (a)	1.02%		1.53%
NPL %	2.86		1.35
Charge-offs % (qtr. annualized)	1.67		1.55

Allowance / Loans %	4.28%		2.97%
Allowance / Charge-offs	2.60	x	1.89	x

Income CRE (Income-producing Commercial Real Estate)
Period-end loans ($ millions)	$1,674		$1,938

30+ Delinq. % (a)	3.11%		4.23%
NPL %	10.81		6.30
Charge-offs % (qtr. annualized)	4.37		3.36

Allowance / Loans %	8.62%		5.21%
Allowance / Charge-offs	1.94	x	1.53	x

Residential CRE (Homebuilder and Condominium Construction)
Period-end loans ($ millions)	$528		$1,133

30+ Delinq. % (a)	3.89%		10.43%
NPL %	49.38		36.34
Charge-offs % (qtr. annualized)	21.19		18.10

Allowance / Loans %	9.69%		8.59%
Allowance / Charge-offs	0.41	x	0.44	x

Consumer Real Estate (Home Equity Installment and HELOC)
Period-end loans ($ millions)	$6,084		$7,609

30+ Delinq. % (a)	2.21%		2.01%
NPL %	0.30		0.07
Charge-offs % (qtr. annualized)	2.91		2.38

Allowance / Loans %	2.87%		3.06%
Allowance / Charge-offs	0.97	x	1.27	x

Permanent Mortgage
Period-end loans ($ millions)	$1,068		$1,109

30+ Delinq. % (a)	6.29%		10.11%
NPL %	11.09		4.48
Charge-offs % (qtr. annualized)	10.44		3.47

Allowance / Loans %	7.86%		7.06%
Allowance / Charge-offs	0.75	x	2.04	x

OTC, Credit Card, and Other (b)
Period-end loans ($ millions)	$403		$1,108

30+ Delinq. % (a)	2.12%		2.68%
NPL %	24.91		38.51
Charge-offs % (qtr. annualized)	17.52		16.61

Allowance / Loans %	9.21%		18.39%
Allowance / Charge-offs	0.45	x	1.01	x

Restricted real estate loans (c)
Period-end loans ($ millions) (d)	$870		N/A

30+ Delinq. % (a)	3.72%		N/A
NPL %	0.19		N/A
Charge-offs % (qtr. annualized)	4.78		N/A

Allowance / Loans %	6.87%		N/A
Allowance / Charge-offs	1.40	x	N/A

Certain previously reported amounts have been reclassified to agree with current presentation.
Loans are expressed net of unearned income. All data is based on internal loan classification.
(a) 30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b) Q1 2010 select OTC balances: PE loans: $105.4mm; NPL: $100.5mm; Allowance:$24.7mm; Net Charge-offs: $17.1mm.
(c) Prior to 1Q10, certain amounts were included in Consumer Real Estate. Includes $245.2 million loans consolidated on January 1, 2010 due to the adoption of amendments to ASC 810.
(d) Includes $800.5 million of consumer real estate loans and $69.9 million of permanent mortgage loans.

CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Equity averaged $3.3 billion during first quarter 2010 compared with $3.6 billion in first quarter 2009. This decline was a result of net losses recognized during 2009 and in first quarter 2010. Additionally in 2010, FHN has maintained the quarterly stock dividend paid in lieu of a cash dividend at a rate that is determined quarterly by the board of directors. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal, regulatory, and CPP constraints.
Table 9 - Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs

2010
January 1 to January 31	*	$13.45	*	40,933
February 1 to February 28	-	NA	-	40,933
March 1 to March 31	-	NA	-	40,933

Total	*	$13.45	*

*	Amount is less than 500 shares
Compensation Plan Programs:

-	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The authority has been increased to reflect the stock dividends distributed through January 1, 2010. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On March 31, 2010, the maximum number of shares that may be purchased under the program was 32.5 million shares.
Other Programs:

-	On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010. The authority has been increased to reflect the stock dividends distributed through January 1, 2010. Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory constraints. Until the third anniversary of the sale of the preferred shares issued in the CPP, FHN may not repurchase common or other equity shares (subject to certain limited exceptions) without the UST’s approval. This authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated. On March 31, 2010, the maximum number of shares that may be purchased under the program was 8.4 million shares.
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of March 31, 2010, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7– Regulatory Capital. In 2010, capital ratios are expected to remain strong and significantly above well-capitalized standards despite a difficult operating environment.
RISK MANAGEMENT
FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. The Enterprise-wide Risk/Return Management Committee oversees risk management governance. Committee membership includes the Chief Executive Officer and other executive officers of FHN. The Chief Risk Officer oversees reporting for the committee. Risk management objectives include evaluating risks inherent in business strategies, monitoring proper balance of risks and returns, and managing risks to minimize the probability of future negative outcomes. The Enterprise-wide Risk/Return Management Committee oversees and receives regular reports from the Credit Risk Management Committee, Asset/Liability Committee (“ALCO”), Capital Management Committee, Compliance Risk Committee, Operational Risk Committee, and the Executive Program Governance Forum. The Chief Credit Officer, Executive Vice President Funds Management and Corporate Treasurer (chairs both ALCO and Capital Management Committee), Senior Vice President Corporate Compliance, Chief Risk Officer, and Executive Vice President and Chief Information Officer chair these committees respectively. Reports regarding Credit, Asset/Liability Management, Market Risk, Capital Management, Compliance, and Operational Risks are provided to the Credit Policy and Executive Committee, and/or Audit Committee of the Board and to the full Board.
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
The Compensation Committee, General Counsel, Chief Risk Officer, EVP Human Resources, and Chief Credit Officer convene periodically, as required by the U.S. Treasury’s Troubled Asset Relief Program (TARP), to review and assess key business risks and the relation of those risks to compensation plans across the company. A comprehensive review was conducted with the Compensation Committee of the Board of Directors during first quarter 2010.
MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
Given the significant current uncertainties that exist within the housing market and the national economy, it is anticipated that 2010 will be challenging for FHN. Despite the significant reduction of legacy national lending operations, the current economic downturn could continue to affect borrower defaults resulting in elevated loan loss provision (especially within the commercial real estate portfolio and bank-related loans), repurchase losses, and increased costs as FHN manages the amount of foreclosed assets. Further deterioration of general economic conditions could result in increased credit costs depending on the length and depth of this market cycle.
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
Net interest income and the financial condition of FHN are affected by changes in the level of market interest rates as the repricing characteristics of loans and other assets do not necessarily match those of deposits, other borrowings, and capital. When earning assets reprice more quickly than liabilities (when the balance sheet is asset-sensitive), net interest income will benefit in a rising interest rate environment and will be negatively impacted when interest rates decline. In the case of floating rate assets and liabilities with similar repricing frequencies, FHN may also be exposed to basis risk which results from changing spreads between earning and borrowing rates.
Fair Value
Interest rate risk and the slope of the yield curve also affects the fair value of servicing assets and Capital Markets’ trading inventory that are reflected in Mortgage banking and Capital markets noninterest income, respectively. Low or declining interest rates typically leads to lower servicing-related income due to the impact of higher loan prepayments on the value of MSR while high or rising interest rates typically increase servicing-related income. To determine the amount of interest rate risk and exposure to changes in fair value of servicing assets, FHN uses multiple scenario rate shock analysis, including the magnitude and direction of interest rate changes, prepayment speeds, and other factors that could affect Mortgage banking noninterest income.
Generally, low or declining interest rates with a positively sloped yield curve tends to increase Capital Markets’ income through higher demand for fixed income products. Additionally, the fair value of Capital Markets’ trading inventory can fluctuate as a result of differences between current interest rates when compared to the interest rates of fixed-income securities in the trading inventory.
Derivatives
FHN utilizes derivatives to protect against unfavorable fair value changes resulting from changes in interest rates of MSR and other retained assets. Derivative instruments are also used to protect against the risk of loss arising from adverse changes in the fair value of a portion of Capital Markets’ securities inventory due to changes in interest rates. Derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates. Interest rate contracts (potentially including swaps, swaptions, and mortgage forward purchase contracts) are utilized to protect against MSR prepayment risk that generally accompanies declining interest rates. Net interest income earned on swaps and similar derivative instruments used to protect the value of MSR increases when the yield curve steepens and decreases when the yield curve flattens or inverts. Capital Markets enters into futures contracts to economically hedge interest rate risk associated with changes in fair value currently recognized in Capital Markets’ noninterest income. FHN does not use derivative instruments to protect against changes in fair value of loans or loans held for sale. Other than the impact related to the immediate change in market value of the balance sheet, such as MSR, these simulation models and related hedging strategies exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 15 — Derivatives for additional discussion of these instruments.
LIQUIDITY MANAGEMENT
ALCO focuses on the funding of assets with liabilities of the appropriate duration, while mitigating the risk of not meeting unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors, and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability, and availability of funding; and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the Federal Home Loan Bank (“FHLB”), access to the overnight and term Federal Funds markets, and dealer and commercial customer repurchase agreements.
Core deposits are a significant source of funding and have been a stable source of liquidity for banks. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits were temporarily increased to $250 thousand per account owner through 2013. Total loans, excluding loans held for sale and restricted real estate loans, to core deposits ratio improved to 114 percent in first quarter 2010 from 149 percent in 2009.
In 2005, FTBNA established a bank note program providing additional liquidity of $5.0 billion. On March 31, 2010, $.6 billion was outstanding through the bank note program with $.1 billion scheduled to mature in 2010 and the remaining scheduled to mature in 2011. In 2009 and 2010, market and other conditions have been such that FTBNA has not been able to utilize the bank note program, and instead has obtained less credit sensitive sources of funding including secured sources such as FHLB borrowings and the TAF. FTBNA cannot predict when it will recommence use of the bank note program.
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
Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $329 million as of March 31, 2010. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, without prior regulatory approval.
FTBNA has applied for approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in July 2010. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether or not to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity, and other needs. Under the terms of the CPP, FHN is not permitted to increase its cash common dividend rate for a period of three years from the date of issuance without permission of the Treasury. At the time of the preferred share and common stock warrant issuance, FHN did not pay a common cash dividend.
On April 19, 2010, the Board declared a dividend in shares of common stock at a rate of 1.2896 percent to be distributed on July 1, 2010 to shareholders of record on June 11, 2010. The Board intends to reinstate a cash dividend at an appropriate and prudent level once earnings and other conditions improve sufficiently, consistent with legal, regulatory, CPP, and other constraints. The Board approved the 5% (annualized) dividend on the preferred CPP to be paid on May 17, 2010.
Cash Flows
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2010, and 2009. In first quarter 2010, liquidity was predominantly provided by a contracting balance sheet; however, positive cash flows from investing activities were more than offset by net cash used by financing and operating activities. Net cash provided by investing activities was $.8 billion and was primarily the result of a $.7 billion reduction in the loan portfolio and $.2 billion decrease in interest-bearing cash. The decrease in the loan portfolio is a result of efforts to reduce its national construction and home equity portfolios, and combined with soft loan demand that continued into 2010, cash outflows to fund additional borrowings have been minimal. Net positive cash flows from investing activities were offset by a $.8 billion decline in cash used by financing activities. Funding from other borrowings decreased by $.8 billion primarily due to a $.4 billion reduction in borrowings from the Federal Reserve Term Auction Facility and a $.2 billion decline in both Federal Funds Purchased and financing from the Federal Home Loan Bank. Long-term debt declined by $.2 billion which includes the repurchase of $96 million in bank debt. The decline in funding from other borrowings and long-term debt was partially mitigated by a $.2 billion increase in deposits. Net cash used by operating activities was $.1 billion in 2010 and included various offsetting components. Operating cash flow was favorably impacted by the magnitude of non-cash charges in first quarter 2010 such as loan loss provision, deferred tax expense and repurchase provision. However, an increase in trading securities of $.3 billion negatively affected operating cash flows in first quarter 2010.
In first quarter 2009, FHN had a net decrease in cash of $.4 billion which was primarily caused by cash used for investing activities. While a decline in the loan and available for sale investment securities portfolios contributed to a $.6 billion favorable impact on cash flows, this was more than offset by a significant increase in deposits with the Federal Reserve. Net cash provided by operating and financing activities were minimal in first quarter 2009.
Off-balance Sheet Arrangements and Other Contractual Obligations
First Horizon Home Loans, the former mortgage banking division of FHN, originated conventional conforming and federally insured single-family residential mortgage loans. Substantially all of these mortgage loans were exchanged for securities, which are issued through investors, including government sponsored enterprises (“GSE”), such as Government National Mortgage

Association (“GNMA”) for federally insured loans and Federal National Mortgage Association (“FNMA’) and Federal Home Loan Mortgage Corporation (“FHLMC”) for conventional loans, and then sold in the secondary markets. Each GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. The risk of credit loss with regard to the principal amount of the loans sold was generally transferred to investors upon sale to the secondary market. However, for loans sold without recourse, if it was determined that previously transferred loans did not meet the agreed upon qualifications or criteria within the sales contract, the purchaser has the right to return those loans to FHN or pursue a make-whole arrangement with FHN.
For repurchase requests (“the pipeline”) related to breach of contract, the pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. As of March 31, 2010, FHN has observed loss severities ranging between 50 percent and 55 percent of the principal balance of the repurchased loans and rescission rates between 40 percent and 50 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels. On March 31, 2010, the pipeline was $304 million with over half of such claims submitted by Fannie Mae and a significant component resulting from mortgage insurance rescissions. Management considered the rising level of repurchase requests when determining the adequacy of the repurchase and foreclosure reserve. Although the pipeline of requests has been increasing, FHN also considered that a majority of these sales ceased in third quarter 2008 when FHN sold its national mortgage origination business. FHN has received the greatest amount of repurchase or make-whole claims, and associated losses, related to loans that were sold during 2006 and 2007. Generally, repurchased loans are included in loans held for sale and recognized at fair value at the time of repurchase, which includes consideration of the credit status of the loans. In addition, certain mortgage loans were sold to investors with limited or full recourse in the event of mortgage foreclosure. Refer to discussion of repurchase and foreclosure reserves under Critical Accounting Policies and also Note 9 — Contingencies and Other Disclosures for additional information regarding FHN’s repurchase obligations.
A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. No new reinsurance arrangements were initiated after 2008. As of March 31, 2010, FHN has reserved $29.5 million for its estimated liability under the reinsurance arrangements. In accordance with the terms of the contracts with the primary insurers, as of March 31, 2010, FHN has placed $31.8 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements.
FHN has various other financial obligations, which may require future cash payments. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. In addition, FHN enters into commitments to extend credit to borrowers, including loan commitments, standby letters of credit, and commercial letters of credit. These commitments do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
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
CAPITAL MANAGEMENT
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets. The Capital Management committee, chaired by the Executive Vice President of Funds Management and Corporate Treasurer, is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. The committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The committee also recommends capital management policies, which are submitted for approval to the Enterprise-wide Risk/Return Management Committee and the Board.
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Management, measurement, and reporting of operational risk are overseen by the Operational Risk Committee, which is chaired by the Chief Risk Officer. Key representatives from the business segments, legal, risk management, information technology risk, corporate real estate, employee services, records management, bank operations, funds management, and insurance are represented on the committee. Subcommittees manage and report on business continuity planning, information technology risk, insurance, records management, customer complaints, and reputation risks. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee. Emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.
COMPLIANCE RISK MANAGEMENT
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to banking activities. Management, measurement, and reporting of compliance risk are overseen by the Compliance Risk Committee, which is chaired by the SVP of Corporate Compliance. Key executives from the business segments, legal, risk management, and service functions are represented on the committee. Summary reports of the committee’s activities and decisions are provided to the Enterprise-wide Risk/Return Management Committee and to the Audit Committee of the Board, as applicable. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.
CREDIT RISK MANAGEMENT
Credit risk is the risk of loss due to adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing, liquidity/funding, and asset management activities. The nature and amount of credit risk depends on the types of transactions, the structure of those transactions and the parties involved. In general, credit risk is incidental to trading, liquidity/funding and asset management activities, while it is central to the profit strategy in lending. As a result, the majority of credit risk is associated with lending activities.
FHN assesses and manages credit risk through a series of policies, processes, measurement systems, and controls. The Credit Risk Management Committee (“CRMC”) is responsible for overseeing the management of existing and emerging credit risks in the company within the broad risk tolerances established by the Board of Directors. The Credit Risk Management function, led by the Chief Credit Officer, provides strategic and tactical credit leadership by maintaining policies, oversees credit approval and servicing, and manages portfolio composition and performance.
A series of regularly scheduled portfolio review meetings are in place to provide oversight regarding the accuracy of credit risk grading and the adequacy of commercial credit servicing. A series of watch list meetings are in place to oversee the management of emerging potential problem commercial assets. The Credit Risk Management function assesses the portfolio trends and the results of these meetings and utilizes this information to inform management regarding the current state of credit quality and as a factor of the estimation process for determining the allowance for loan losses.
All of the above activities are subject to independent review by FHN’s Credit Risk Assurance Group. The EVP of Credit Risk Assurance is appointed by and reports to the Credit Policy & Executive Committee of the Board. Credit Risk Assurance is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, credit policies, and credit risk management processes.

Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies and prevent further credit deterioration. It is management’s objective that both charge-offs and asset write-downs are recorded promptly, based on management’s assessments of the borrower’s ability to repay and current collateral values.
CRITICAL ACCOUNTING POLICIES
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
FHN’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Consolidated Condensed Financial Statements of FHN are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if (a) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (b) different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of FHN’s financial condition, changes in financial condition or results of operations.
It is management’s practice to discuss critical accounting policies with the Board of Directors’ Audit Committee including the development, selection, and disclosure of the critical accounting estimates. Management believes the following critical accounting policies are both important to the portrayal of the company’s financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available as of the date of the financial statements.
ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking and non-strategic segments. A management committee comprised of representatives from Risk Management, Finance, and Credit performs a quarterly review of the assumptions used and FHN’s ALLL analytical models, qualitative assessments of the loan portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, management reviews the level of the ALLL with the Credit Policy and Executive Committee of FHN’s board of directors.
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
In 2009, management developed and utilized an Average Loss Rate Model (ALR) for establishment of commercial portfolio reserve rates. ALR is a grade migration based approach that allows for robust segmentation and dynamic time period consideration. In comparison with the prior commercial reserve rate establishment, ALR is more sensitive to current portfolio conditions and provides management with additional detailed analysis into historical portfolio net loss experience. Consistent with the preceding approach, these reserve rates are then subject to management adjustment to reflect current events, trends and conditions (including economic considerations and trends) that affect the asset quality of the commercial loan portfolio.
For commercial loans, reserves are established using historical net loss factors by grade level, loan product, and business segment. Relationship managers risk rate each loan using grades that reflect both the probability of default and estimated loss severity in the event of default. Portfolio reviews are conducted to provide independent oversight of risk grading decisions for larger credits. Loans with emerging weaknesses receive increased oversight through our “Watch List” process. For new “Watch List” loans, senior credit management reviews risk grade appropriateness and action plans. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers. This oversight is intended to bring consistent grading and allow timely identification of loans that need to be further downgraded or placed on nonaccrual status. When a loan becomes classified, the asset generally transfers to the specialists in our Loan Rehab and Recovery group where the accounts receive more detailed monitoring; at this time, new appraisals are typically ordered for real estate collateral dependent credits. Typically, loans are placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk or if the loans become 90 days or more past due.
Generally, classified commercial non-accrual loans over $1 million are deemed to be individually impaired and are assessed for impairment measurement. For impaired assets viewed as collateral dependent, fair value estimates are obtained from a recently received and reviewed appraisal. Appraised values are adjusted down for costs associated with asset disposal and for the estimates of any further deterioration in values since the most recent appraisal. Upon the determination of impairment for collateral dependent loans, FHN charges off the full difference between book value and our best estimate of the asset’s net realizable value. As of March 31, 2010, the total amount of individually impaired commercial loans is $556.8 million; $351.7 million of these loans are carried at the fair value of collateral less estimated costs to sale and do not carry reserves.
For home equity loans and lines, reserve levels are established through the use of segmented roll-rate models. Loans are classified as substandard at 90 days delinquent. Our collateral position is assessed prior to the asset becoming 180 days delinquent. If the value does not support foreclosure, balances are charged-off and other avenues of recovery are pursued. If the value supports foreclosure, the loan is charged-down to net realizable value and is placed on nonaccrual status. When collateral is taken to OREO, the asset is assessed for further write-down relative to appraised value.
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
MORTGAGE SERVICING RIGHTS AND OTHER RELATED RETAINED INTERESTS
When FHN sold mortgage loans in the secondary market to investors, it generally retained the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount was capitalized as MSR on the Consolidated Condensed Statements of Condition at current fair value. The changes in fair value of MSR are included as a component of Mortgage banking noninterest income on the Consolidated Condensed Statements of Income.
MSR Estimated Fair Value
FHN has elected fair value accounting for all classes of mortgage servicing rights. The fair value of MSR typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio.
Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, FHN relies primarily on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR, such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type, and other factors. FHN uses assumptions in the model that it believes are comparable to those used by other participants in the mortgage banking business and reviews estimated fair values and assumptions with third-party brokers and other service providers on a quarterly basis. FHN also compares its estimates of fair value and assumptions to recent market activity and against its own experience.
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
Table 10 - Prepayment Assumptions

	Three Months Ended
	March 31
	2010	2009

Prepayment speeds
Actual	18.8%	23.8%
Estimated*	24.9	49.1

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
FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On March 31, 2010 and 2009, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.
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
Hedging the Fair Value of MSR
FHN enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. Specifically, FHN enters into interest rate contracts (including swaps, swaptions, and mortgage forward purchase contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. Changes in the value of the hedges are recognized as a component of net servicing income in mortgage banking noninterest income. Successful economic hedging will help minimize earnings volatility that may result from carrying MSR at fair value. FHN determines the fair value of the derivatives used to hedge MSR (and excess interests as discussed below) using quoted prices for identical instruments in valuing forwards and using inputs observed in active markets for similar instruments with typical inputs including the LIBOR curve, option volatility and option skew in valuing swaps and swaptions.
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
Hedging the Fair Value of Excess Interest
FHN utilizes derivatives (including swaps, swaptions, and mortgage forward purchase contracts) that change in value inversely to the movement of interest rates to protect the value of its excess interest as an economic hedge. Realized and unrealized gains and losses associated with the change in fair value of derivatives used in the economic hedge of excess interest are included in current earnings in Mortgage banking noninterest income as a component of servicing income. Excess interest is included in trading securities with changes in fair value recognized currently in earnings in Mortgage banking noninterest income as a component of servicing income.
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
MORTGAGE WAREHOUSE
FHN has elected fair value accounting for substantially all of the mortgage warehouse. The fair value of the remaining mortgage warehouse is considered a critical accounting estimate as the fair value is affected by changes in interest rates, borrower’s credit, and changes in profit margins required by investors for perceived risks (i.e., liquidity). On March 31, 2010, the fair value of the mortgage warehouse was $272.1 million.
FHN determines the fair value of a majority of the warehouse using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. For all other loans held in the warehouse, the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar product with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if FHN’s mortgage loan is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.
FORECLOSURE AND REPURCHASE RESERVES
Prior to 2009, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sometimes the loans were sold with full or limited recourse, but much more often the loans were sold without recourse. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. For loans sold without recourse, FHN has repurchase exposure primarily for claims that FHN breached its representations and warranties made to the purchasers at the time of sale. From 2005 through 2008, FHN sold approximately $114 billion of such loans.
For loans sold without recourse, FHN has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by FHN at the time of sale. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and loans obtained through fraud by borrowers or other third parties such as appraisers. A majority of these loans were sold to government-sponsored agencies, primarily the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). While loan delinquency or foreclosure is not the basis for FHN’s obligations for breach of contract, delinquency or foreclosure increases the probability of agency/private purchaser review of the loans sold. New inflows of $117 million increased the ending pipeline to $304 million on March 31, 2010. A growing percentage of the pipeline is related to mortgage insurance rescissions which inherently presents additional uncertainty when estimating inherent loss content as it is difficult to predict the amount of rescissions that will ultimately materialize into formal repurchase requests from a GSE. Uncertainty exists in accurately determining the reserve due to incomplete knowledge regarding the status of investors’ reviews. Additionally, since FHN has sold a significant portion of its servicing rights associated with prior agency loan sales, management has limited insight into the performance and/or potential subsequent refinancing of many of the loans covered by its representations and warranties.
FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On March 31, 2010, and 2009, FHN had single-family residential loans with outstanding balances of $68.9 million and $76.9 million, respectively, that were sold, servicing retained, on a full recourse basis.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (FHA) and Veterans Administration (VA). FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On March 31, 2010 and 2009, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.2 billion and $3.4 billion, respectively. Additionally, on March 31, 2010, and 2009, $.9 billion and $1.5 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
FHN has evaluated its exposure under all of these obligations and accordingly, has reserved for losses of $126.0 million and $37.8 million as of March 31, 2010, and 2009 respectively. Reserves for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense related to this reserve is included within mortgage banking foreclosure and repurchase provision on the Consolidated Condensed Statements of Income. Table 11 provides a summary of reserves for foreclosure and repurchases losses for the periods ended March 31, 2010, and 2009. See Note 9 — Contingencies and Other Disclosure and the “Off-balance sheet arrangements and other contractual obligations” section in this MD&A for additional information regarding FHN’s repurchase and make-whole obligations.

Table 11 - Reserves for Foreclosure and Repurchase Losses

	Three Months Ended
	March 31
(Dollars in thousands)	2010	2009

Beginning balance	$105,732	$36,956
Provision for foreclosure and repurchase losses	40,675	8,845
Transfers*	-	41
Charge-offs	(21,409)	(8,154)
Recoveries and other	1,002	148

Ending balance	$126,000	$37,836

*	Primarily represents reserves established against servicing advances for which the related MSR has been legally sold. Amounts are transferred to the foreclosure reserve when the advances are delivered to the buyer but recourse to FHN remains.
GOODWILL AND ASSESSMENT OF IMPAIRMENT
FHN’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. FHN also allocates goodwill to the disposal of portions of reporting units in accordance with applicable accounting standards. FHN performs impairment analysis when these disposal actions indicate that an impairment of goodwill may exist. During first quarter 2010, the contracted sale of FTN ECM failed to close, and FHN exited this business which resulted in an additional goodwill impairment of $3.3 million.
Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. As such, FHN engages an independent valuation to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. An independent assessment was completed in 2009 and utilized three separate methodologies, applying a weighted average to each in order to determine fair value for each reporting unit. The valuation as of October 1, 2009 indicated no goodwill impairment in any of the reporting units. As of the measurement date, the fair values of both Regional Banking and Capital Markets were substantially greater than their carrying values.
Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using appropriate valuation methodologies and inputs, including utilization of market observable data and internal cash flow models. Independent third parties may be engaged to assist in the valuation process. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the regional banking and capital markets business segments. The non-strategic and corporate segments have no associated goodwill. Reporting units have been defined as the same level as the operating business segments.
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
INCOME TAXES
FHN is subject to the income tax laws of the U.S. and the states and jurisdictions in which it operates. FHN accounts for income taxes in accordance with ASC 740, Income Taxes.
Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. The balance sheet method is used to determine deferred taxes. Under this method, the net deferred tax asset or liability is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test. If the “more likely than not” test is not met a valuation allowance must be established against the deferred tax asset. On March 31, 2010, FHN’s net DTA was $262 million with no related valuation allowance. FHN evaluates the likelihood of realization of the $262 million net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at March 31, 2010, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under very conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized $262 million net DTA is more likely than not. This assertion could change if FHN experiences greater losses in the near-future than management currently anticipates.
The income tax laws of the jurisdictions in which FHN operate are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, FHN must make judgments and interpretations about the application of these inherently complex tax laws. Interpretations may be subjected to review during examination by taxing authorities and disputes may arise over the respective tax positions. FHN attempts to resolve disputes that may arise during the tax examination and audit process. However, certain disputes may ultimately have to be resolved through the federal and state court systems.
FHN monitors relevant tax authorities and revises estimates of accrued income taxes on a quarterly basis. Changes in estimates may occur due to changes in income tax laws and their interpretation by the courts and regulatory authorities. Revisions of estimates may also result from income tax planning and from the resolution of income tax controversies. Such revisions in estimates may be material to operating results for any given period.

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
The assessment of contingent liabilities, including legal contingencies, involves the use of critical estimates, assumptions, and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or decisions of arbitrators, will not differ from management’s assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.
ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE
In March 2010, the FASB issued Accounting Standards Update 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010 and require reevaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, reevaluation of such preexisting contracts is not required. The effect of adopting the provisions of ASU 2010-11 will not be material to FHN.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 59-93, (b) the section entitled “Risk Management — Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2009 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2009 Annual Report to shareholders.

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
     Not applicable

Part II.
OTHER INFORMATION
Items 1, 1A, 3, and 5
As of the end of the first quarter 2010, the answers to Items 1, 1A, 3, and 5 were either inapplicable or negative, and therefore these items are omitted.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table is incorporated herein by reference to the table included in Item 2 of Part I — First Horizon National Corporation — Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 59.

Item 4	[Reserved]

Item 6	Exhibits
(a)	Exhibits.

Exhibit No.	Description

3.1	Articles of Amendment to the Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 20, 2010.

4	Instruments defining the rights of security holders, including indentures.*

10.2(f)**	2003 Equity Compensation Plan (as amended and restated April 20, 2010 and as adjusted for all stock dividends through April 1, 2010), incorporated by reference to Appendix A to the Corporation’s Proxy Statement for its annual meeting on April 20, 2010.

10.4(d)**	Form of Performance Stock Units Grant Notice [2010].

10.5(r)**	Form of Executive Restricted Stock Grant Notice [2010].

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 31-34 and pages 151-152 in the Corporation’s 2009 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2010, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.
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

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: May 6, 2010	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment to the Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 20, 2010.

4	Instruments defining the rights of security holders, including indentures.*

10.2(f)**	2003 Equity Compensation Plan (as amended and restated April 20, 2010 and as adjusted for all stock dividends through April 1, 2010), incorporated by reference to Appendix A to the Corporation’s Proxy Statement for its annual meeting on April 20, 2010.

10.4(d)**	Form of Performance Stock Units Grant Notice [2010].

10.5(r)**	Form of Executive Restricted Stock Grant Notice [2010].

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 31-34 and pages 151-152 in the Corporation’s 2009 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2010, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.
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

Exhibit 10.4(d)
[FHNC Logo]
GRANT NOTICE

Performance Stock Units
[Name of recipient]
You have been granted Performance Stock Units (PSUs) of First Horizon National Corporation as follows:

Date of Grant:	Governing Plan:	2003 Equity Compensation Plan

Number of PSUs Granted*:	Performance Periods:	[4 consecutive years starting with year of grant]

Vesting Dates of PSUs*:	50% of shares on each of [3rd and 4th anniv. of grant], in each case subject to delay or forfeiture if performance goals are not met as provided in this Notice
* Award is subject to size, vesting, & other limitations mandated in connection with the Troubled Asset Relief Program, to the extent applicable. Those limitations may cause a reduction or cancellation of this award, a lengthening of vesting periods, and other adverse effects.
     Your PSU award recognizes your leadership and performance within the organization. This PSU award is granted under the Governing Plan specified above, and is governed by the terms and conditions of that Plan and by policies, practices, and procedures (“Procedures”) of the Compensation Committee (that administers the Plan) that are in effect from time to time during the performance and vesting periods. Also, this award is subject to the terms and restrictions of FHNC’s stock ownership guidelines and Compensation Recovery Policy (“Policy”) as in effect from time to time during the vesting period.
     PSUs are not shares of stock and are not transferable. Each PSU that vests will result in one share of FHNC common stock being issued to you, subject to withholding for taxes. Subject to provisions of the Governing Plan, the Committee may choose to pay all or a portion of vested PSUs in cash, based on the fair market value of vested shares on the vesting date.
     PSUs that have not been forfeited prior to the vesting date will be paid based on the extent to which the performance goal for this award is achieved during the performance period, all as set forth in Exhibit A to this Notice. The performance goal for this award in Exhibit A is diluted normalized-provision pre-tax earnings per share (“NPEPS”) for any of the fiscal years [4 consecutive years starting with year of grant]. The number of PSUs granted is the maximum number that may be paid if NPEPS is achieved at or above the highest level in Exhibit A; a lesser number may be paid if a lesser level is achieved; and, all PSUs will forfeit if the minimum NPEPS level in Exhibit A is not achieved. The Committee will make appropriate adjustments of accounting numbers so that results are comparable across periods and will make final determinations of performance achievement, all as provided or permitted in Committee resolutions and the Governing Plan. PSUs that do not vest as a result of a failure to achieve performance goals as determined by the Committee automatically are forfeited.
     This PSU award also is subject to possible reduction or forfeiture in advance of vesting in accordance with the Governing Plan, the Procedures, and the Policy. As of the date of grant, the Procedures provide (among other things) that: (a) forfeiture generally will occur immediately upon termination of employment — you must remain continuously employed by FHNC or one of its subsidiaries through the close of business on the applicable vesting date; but (b) if your termination of employment occurs because of your death, permanent disability, or normal or approved retirement, the PSUs will be partially forfeited in proportion to the part of the performance period (the four-year overall period) during which you are not employed, as determined by the Committee. The reduced PSUs will vest or not vest based on achievement of performance goals over the entire performance period. Normal retirement occurs if you retire under our pension plan at or after age 65; early retirement does not qualify as ‘normal’ unless the Committee expressly approves normal retirement treatment for this award. In addition, currently the Plan and Policy provide for forfeiture of PSUs or recovery of PSU proceeds if you engage in certain types of misconduct or if performance data is materially false or misleading and you are substantially responsible for its accuracy.
     Your PSUs will accrue cash dividend equivalents, to the extent cash dividends are paid on common shares prior to vesting. From the grant date until the vesting date, dividend equivalents accumulate (without interest) as if each PSU were an outstanding share. To the extent that PSUs vest, the accumulated dividend equivalents associated with vested PSUs will be paid in cash at vesting or in the next payroll cycle. Dividend equivalents associated with forfeited PSUs likewise are forfeited. Stock splits and stock dividends will result in a proportionate adjustment to the number of PSUs as provided in the Plan.
     Vesting is a taxable event for you. Your withholding and other taxes will depend upon FHNC’s stock value on the vesting date and the amount of dividend equivalents paid to you. As of the date of grant, the Committee’s Procedures provide that FHNC will withhold shares and cash at vesting in the amount necessary to cover your required withholding taxes; however, the Procedures may be changed at any time. You are not permitted to make any election in accordance with Section 83(b) of the Internal Revenue Code of 1986, as amended, to include in your gross income for federal income tax purposes the value of the PSUs this year. If you make a Section 83(b) election, it will result in the forfeiture of your PSUs. FHNC reserves the right to defer payment of PSUs if that payment would result in a loss of tax deductibility.
Questions about your PSU award?
     Important information concerning the Governing Plan and this PSU award is contained in a prospectus. Copies of the current prospectus (including all applicable supplements) are delivered separately, and you may request a copy of the Plan or prospectus at any time. If you have questions about your PSU grant or need a copy of the Governing Plan, the related prospectus, or the Committee’s current administrative procedures, contact Fidelity Investment’s Executive Relationship Officer at                     . For all your personal stock incentive information, you may view your award and other information on Fidelity’s website at www.NetBenefits.com.

[Managing Your Money Logo]

Exhibit 10.5(r)
[FHNC Logo]
GRANT NOTICE

Executive Restricted Stock
[Name of recipient]
Congratulations! You have been granted shares of Restricted Stock (RS) of First Horizon National Corporation as follows:

Date of Grant	—
Governing Plan	—	2003 Equity Compensation Plan
Total Number of RS Shares Granted*	—
Vesting Date of First 50% of Shares*	—	[3rd anniv. of grant]
Vesting Date of Second 50% of Shares*	—	[4th anniv. of grant]

* Award is subject to size, vesting, & other limitations mandated in connection with the Troubled Asset Relief Program, to the extent applicable. Those limitations may cause a reduction of this award, a lengthening of vesting periods, and other adverse effects.
     This RS award is granted under the Governing Plan specified above, and is governed by the terms and conditions of that Plan and by policies, practices, and procedures (“Procedures”) of the Compensation Committee (that administers the Plan) that are in effect from time to time during the vesting period. Also, this RS award is subject to the terms and restrictions of FHNC’s stock ownership guidelines and Compensation Recovery Policy (“Policy”) as in effect from time to time during the vesting period.
     This RS award is subject to possible forfeiture in accordance with the Plan, Procedures, and Policy. As of the date of grant, the Procedures provide (among other things) that:
          (a) forfeiture generally will occur immediately upon termination of employment — you must remain continuously employed by FHNC or one of its subsidiaries through the close of business on the applicable vesting date; but
          (b) if your termination of employment occurs because of your death or permanent disability, this award immediately will vest pro-rata based on the portion of each vesting period that has elapsed at that time and only the remainder of the award will be forfeited.
One effect of clause (a) is that retirement unrelated to permanent disability normally results in the immediate forfeiture of unvested RS shares. The Compensation Committee reserves the right, in its sole discretion, to accelerate vest-
ing; no employee has any right to receive acceleration. As of the date of grant, the Committee’s Procedures allow you to request pro-rata vesting of RS shares if you retire at or after age 65 with at least 5 years of service prior to normal vesting. If such a request were granted, only the remaining shares would forfeit.
     RS shares are non-transferable. Your RS shares generally will be held by FHNC until vesting. You may vote your RS shares prior to vesting.
     FHNC will accrue dividends declared upon your RS shares during the vesting period and pay thempro-rata at vesting. No interest will accrue on cash dividends. Stock dividend shares will be restricted. If RS shares are forfeited, any related accrued dividends are forfeited also.
     Vesting is a taxable event for you. Your withholding and other taxes will depend upon FHNC’s stock value on the vesting date and the amount of dividend equivalents distributed to you. As of the date of grant, the Committee’s Procedures provide that FHNC will withhold shares and dividends at vesting in the amount necessary to cover your required withholding taxes; however, the Procedures may be changed at any time. You are not permitted to make any election in accordance with Section 83(b) of the Internal Revenue Code of 1986, as amended, to include in your gross income for federal income tax purposes the value of the RS shares this year. If you make a Section 83(b) election, it will result in the forfeiture of your RS shares.

Questions about your restricted stock award?
Important information concerning the Plan and this RS award is contained in a prospectus. Copies of the current prospectus (including all applicable supplements) are delivered separately, and you may request a copy of the Governing Plan or prospectus at any time. If you have questions about your RS award or need a copy of the Governing
Plan, related prospectus, or current administrative procedures for equity awards, contact Fidelity Investment’s Executive Relationship Officer at                     . For all your personal stock incentive information, you may view your award and other information on Fidelity’s website at www.NetBenefits.com.

[Managing You Money Logo]