Form 10-Q/A
period 2010-03-31
FIRST HORIZON NATIONAL CORP
filed 2010-06-04
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-15185
CIK Number 0000036966
First Horizon National Corporation
(Exact name of registrant as specified in its charter)

Tennessee	62-0803242

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

165 Madison Avenue
Memphis, Tennessee	38103

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (901) 523-4444
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2010
Common Stock, $.625 par value	225,676,659

Item 6 Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.4(d)
EX-10.5(r)
EX-31(c)
EX-31(d)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
The purposes of this Amendment No. 1 on Form 10-Q/A to First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission on May 6, 2010 (the “Form 10-Q”), are (i) to furnish an interactive data file formatted in XBRL (Extensible Business Reporting Language) on Exhibit 101 to the Form 10-Q, in accordance with Rule 405 of Regulation S-T, and (ii) to re-file two exhibits with appropriate EDGAR tags and to file two new certification exhibits. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and, except for the re-tagging of two exhibits and associated filing of two new certification exhibits, does not modify or update any disclosures made in the Form 10-Q.
Exhibit 101
Although First Horizon National Corporation is not required to furnish data formatted in XBRL until filings for the quarter ended June 30, 2010, FHN has elected to furnish its Form 10-Q for the quarter ended March 31, 2010, using the “30 day grace period” allowed for the initial furnishing of interactive data formatted in XBRL.
Exhibit 101 provides the following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL:
(i)	Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2010 and 2009;

(ii)	Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2010 and 2009;

(iii)	Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2010 and 2009;

(iv)	Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009;

(v)	Notes to the Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not to be filed or part of a registration statement or prospectus for purposes of 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Two Previously Filed Exhibits
Exhibits 10.4(d) and 10.5(r) were filed with the Form 10-Q but inadvertently were not properly tagged within the EDGAR system. They are re-filed with this Form 10-Q/A for the purpose of filing them with the appropriate EDGAR tags. Except for the tagging, they are filed herewith in the same form as in the Form 10-Q. As a consequence of this re-tagging amendment, new exhibits 31(c) and 31(d) are being filed herewith.

Item 6 Exhibits
(a) Exhibits.

Exhibit No.	Description

3.1*	Articles of Amendment to the Restated Charter of First Horizon National Corporation, incorporated by reference to the Corporation’s Current Report on Form 8-K dated April 20, 2010.

4*	Instruments defining the rights of security holders, including indentures. (1)

10.2(f)*	2003 Equity Compensation Plan (as amended and restated April 20, 2010 and as adjusted for all stock dividends through April 1, 2010), incorporated by reference to Appendix A to the Corporation’s Proxy Statement for its annual meeting on April 20, 2010. (2)

10.4(d)**	Form of Performance Stock Units Grant Notice [2010]. (2)

10.5(r)**	Form of Executive Restricted Stock Grant Notice [2010]. (2)

13*	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 31-34 and pages 151-152 in the Corporation’s 2009 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2010, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)*	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)*	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(c)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002); provided in connection with Form 10-Q/A (Amendment No. 1)

31(d)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002); provided in connection with Form 10-Q/A (Amendment No. 1)

32(a)*	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)*	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in

Exhibit No.	Description
XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2010 and 2009; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2010 and 2009; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2010 and 2009; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009; (v) Notes to Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

*	Previously filed with or incorporated into the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (filed on May 6, 2010).

**	Previously filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (filed on May 6, 2010). These exhibits were not properly tagged within the EDGAR system in the May 6 filing, and are re-filed with this Form 10-Q/A for the purpose of filing them with appropriate EDGAR tags.

***	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1)	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(2)	This is a management contract or compensatory plan required to be filed as an exhibit.
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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: June 4, 2010	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment to the Restated Charter of First Horizon National Corporation, incorporated by reference to the Corporation’s Current Report on Form 8-K dated April 20, 2010.

4*	Instruments defining the rights of security holders, including indentures. (1)

10.2(f)*	2003 Equity Compensation Plan (as amended and restated April 20, 2010 and as adjusted for all stock dividends through April 1, 2010), incorporated by reference to Appendix A to the Corporation’s Proxy Statement for its annual meeting on April 20, 2010. (2)

10.4(d)**	Form of Performance Stock Units Grant Notice [2010]. (2)

10.5(r)**	Form of Executive Restricted Stock Grant Notice [2010]. (2)

13*	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 31-34 and pages 151-152 in the Corporation’s 2009 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2010, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)*	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)*	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(c)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002); provided in connection with Form 10-Q/A (Amendment No. 1)

31(d)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002); provided in connection with Form 10-Q/A (Amendment No. 1)

32(a)*	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)*	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL:
(i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2010 and 2009; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2010 and 2009; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2010 and 2009; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009; (v) Notes to Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.

Exhibit No.	Description
101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

*	Previously filed with or incorporated into the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (filed on May 6, 2010).

**	Previously filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (filed on May 6, 2010). These exhibits were not properly tagged within the EDGAR system in the May 6 filing, and are re-filed with this Form 10-Q/A for the purpose of filing them with appropriate EDGAR tags.

***	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1)	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(2)	This is a management contract or compensatory plan required to be filed as an exhibit.
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