Form 10-Q
period 2010-06-30
FIRST HORIZON NATIONAL CORP
filed 2010-08-05
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2010
Common Stock, $.625 par value	228,832,882

FIRST HORIZON NATIONAL CORPORATION
INDEX

Part I. Financial Information	3

Part II. Other Information	111

Signatures	114

Exhibit Index	115
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

The Consolidated Condensed Statements of Condition	4

The Consolidated Condensed Statements of Income	5

The Consolidated Condensed Statements of Equity	6

The Consolidated Condensed Statements of Cash Flows	7

The Notes to Consolidated Condensed Financial Statements	8
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands except restricted amounts)(Unaudited)	2010	2009	2009

Assets:
Cash and due from banks	$364,857	$419,696	$465,712
Federal funds sold and securities purchased under agreements to resell	602,910	531,638	452,883

Total cash and cash equivalents	967,767	951,334	918,595

Interest-bearing cash	275,148	672,553	539,300
Trading securities	1,806,789	1,117,212	699,900
Loans held for sale	505,237	481,284	452,501
Securities available for sale (Note 3)	2,489,819	2,821,079	2,694,468
Loans, net of unearned income (Restricted — $.8 billion) (Note 4) (a)	17,154,050	19,585,827	18,123,884
Less: Allowance for loan losses (Restricted — $50.1 million) (a)	781,269	961,482	896,914

Total net loans	16,372,781	18,624,345	17,226,970

Mortgage servicing rights (Note 5)	201,746	337,096	302,611
Goodwill (Note 6)	162,180	192,408	165,528
Other intangible assets, net (Note 6)	35,645	41,937	38,256
Capital markets receivables	828,866	959,514	334,404
Premises and equipment, net	307,452	325,666	313,824
Real estate acquired by foreclosure	122,548	116,584	125,190
Other assets (Restricted — $24.7 million) (a)	2,178,248	2,117,931	2,257,131

Total assets (Restricted — $.8 billion) (a)	$26,254,226	$28,758,943	$26,068,678

Liabilities and equity:
Deposits:
Savings	$5,385,698	$4,593,215	$4,847,709
Time deposits	1,545,475	2,149,812	1,895,992
Other interest-bearing deposits	3,237,183	2,110,787	3,169,474
Certificates of deposit $100,000 and more	623,955	1,434,008	559,944

Interest-bearing	10,792,311	10,287,822	10,473,119
Noninterest-bearing (Restricted — $.9 million) (a)	4,409,505	4,689,639	4,394,096

Total deposits (Restricted — $.9 million) (a)	15,201,816	14,977,461	14,867,215

Federal funds purchased and securities sold under agreements to repurchase	2,278,890	2,404,985	2,874,353
Trading liabilities	481,477	286,282	293,387
Other short-term borrowings and commercial paper	487,449	2,555,704	761,758
Term borrowings (Restricted — $.8 billion) (a)	2,926,675	2,511,674	2,190,544
Other collateralized borrowings	—	723,677	700,589

Total long-term debt	2,926,675	3,235,351	2,891,133

Capital markets payables	754,079	965,442	292,975
Other liabilities (Restricted — $.1 million) (a)	836,607	939,736	785,389

Total liabilities (Restricted — $.8 billion) (a)	22,966,993	25,364,961	22,766,210

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock — no par value (shares authorized - 5,000,000; shares issued — series CPP 866,540 on June 30, 2010, June 30, 2009, and December 31, 2009) (Note 12)	806,856	790,596	798,685
Common stock — $.625 par value (shares authorized - 400,000,000; shares issued - 228,832,882 on June 30, 2010; 228,037,480 on June 30, 2009; and 228,116,804 on December 31, 2009) (b)	143,021	134,505	138,738
Capital surplus	1,296,484	1,128,286	1,208,649
Capital surplus common stock warrant — CPP (Note 12)	83,860	83,860	83,860
Undivided profits	767,769	1,100,462	891,580
Accumulated other comprehensive loss, net	(105,922)	(138,892)	(114,209)

Total First Horizon National Corporation Shareholders’ Equity	2,992,068	3,098,817	3,007,303

Noncontrolling interest (Note 12)	295,165	295,165	295,165

Total equity	3,287,233	3,393,982	3,302,468

Total liabilities and equity	$26,254,226	$28,758,943	$26,068,678

See accompanying notes to consolidated financial statements.

(a)	Restricted balances parenthetically presented are as of June 30, 2010.

(b)	Outstanding shares have been restated to reflect stock dividends distributed through July 1, 2010.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except per share data)(Unaudited)	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$173,472	$197,688	$346,815	$403,427
Interest on investment securities	29,092	36,460	60,247	76,562
Interest on loans held for sale	5,565	6,577	10,533	14,309
Interest on trading securities	11,450	14,067	21,164	29,722
Interest on other earning assets	786	703	1,102	1,568

Total interest income	220,365	255,495	439,861	525,588

Interest expense:
Interest on deposits:
Savings	8,095	8,865	15,513	24,269
Time deposits	9,894	16,268	20,488	34,512
Other interest-bearing deposits	2,654	896	5,172	1,964
Certificates of deposit $100,000 and more	3,414	7,968	6,788	17,427
Interest on trading liabilities	5,043	5,265	10,458	10,733
Interest on short-term borrowings	1,747	3,535	3,669	7,798
Interest on long-term debt	7,454	13,612	15,314	33,212

Total interest expense	38,301	56,409	77,402	129,915

Net interest income	182,064	199,086	362,459	395,673
Provision for loan losses	70,000	260,000	175,000	560,000

Net interest income/(expense) after provision for loan losses	112,064	(60,914)	187,459	(164,327)

Noninterest income:
Capital markets	100,876	179,384	215,447	385,084
Mortgage banking	63,301	15,483	98,185	131,232
Deposit transactions and cash management	39,018	41,815	74,785	80,847
Trust services and investment management	7,839	7,651	15,109	14,471
Brokerage management fees and commissions	6,032	6,469	12,371	13,101
Insurance commissions	4,575	6,555	9,758	13,473
Equity securities gains/(losses), net	75	(330)	(1,831)	(332)
All other income and commissions	26,327	27,156	72,482	45,653

Total noninterest income	248,043	284,183	496,306	683,529

Adjusted gross income after provision for loan losses	360,107	223,269	683,765	519,202

Noninterest expense:
Employee compensation, incentives, and benefits	164,915	193,392	345,096	435,567
Mortgage banking repurchase and foreclosure provision	55,996	29,099	96,671	41,366
Legal and professional fees	18,109	14,742	32,083	28,611
Occupancy	15,658	15,536	30,475	31,258
Operations services	15,322	16,708	29,930	32,047
Deposit insurance premiums	9,196	21,353	17,689	28,981
Equipment rentals, depreciation, and maintenance	7,705	8,238	13,737	16,866
Computer software	7,376	6,474	14,542	13,357
Contract employment	7,274	8,966	13,448	19,127
Communications and courier	5,893	6,931	12,148	13,851
Foreclosed real estate	5,137	21,798	15,607	31,831
Miscellaneous loan costs	4,546	7,414	8,658	12,553
Amortization of intangible assets	1,382	1,509	2,762	3,145
All other expense	23,340	50,326	51,676	101,729

Total noninterest expense	341,849	402,486	684,522	810,289

Income/(loss) before income taxes	18,258	(179,217)	(757)	(291,087)
Benefit for income taxes	(1,826)	(74,043)	(18,219)	(121,466)

Income/(loss) from continuing operations	20,084	(105,174)	17,462	(169,621)
Income/(loss) from discontinued operations, net of tax	394	(308)	(6,877)	(956)

Net income/(loss)	$20,478	$(105,482)	$10,585	$(170,577)

Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,594

Net income/(loss) attributable to controlling interest	$17,634	$(108,326)	$4,897	$(176,171)

Preferred stock dividends	14,938	14,856	29,856	29,811

Net income/(loss) available to common shareholders	$2,696	$(123,182)	$(24,959)	$(205,982)

Earnings/(loss) per share from continuing operations (Note 8)	$0.01	$(0.54)	$(0.08)	$(0.91)

Diluted earnings/(loss) per share from continuing operations (Note 8)	$0.01	$(0.54)	$(0.08)	$(0.91)

Earnings/(loss) per share available to common shareholders (Note 8)	$0.01	$(0.54)	$(0.11)	$(0.91)

Diluted earnings/(loss) per share available to common shareholders (Note 8)	$0.01	$(0.54)	$(0.11)	$(0.91)

Weighted average common shares (Note 8)	226,627	226,476	226,585	226,477

Diluted average common shares (Note 8)	232,830	226,476	226,585	226,477

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2010			2009
	Controlling	Noncontrolling		Controlling	Noncontrolling
(Dollars in thousands)(Unaudited)	Interest	Interest	Total	Interest	Interest	Total

Balance, January 1	$3,007,303	$295,165	$3,302,468	$3,279,467	$295,165	$3,574,632
Adjustment to reflect adoption of amendments to ASC 810	(10,562)	—	(10,562)	—	—	—
Net income/(loss)	4,897	5,688	10,585	(176,171)	5,594	(170,577)
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Securities available for sale	3,264	—	3,264	16,854	—	16,854
Recognized pension and other employee benefit plans net periodic benefit costs	5,022	—	5,022	(3,915)	—	(3,915)

Comprehensive income/(loss)	13,183	5,688	18,871	(163,232)	5,594	(157,638)

Preferred stock — (CPP) accretion	8,172	—	8,172	7,916	—	7,916
Preferred stock — (CPP) dividends	(29,835)	—	(29,835)	(29,791)	—	(29,791)
Common stock repurchased	(481)	—	(481)	(365)	—	(365)
Common stock issued for stock options and restricted stock	179	—	179	1,263	—	1,263
Stock-based compensation expense	4,116	—	4,116	3,339	—	3,339
Dividends paid to noncontrolling interest of subsidiary preferred stock	—	(5,688)	(5,688)	—	(5,594)	(5,594)
Other changes in equity	(7)	—	(7)	220	—	220

Balance, June 30	$2,992,068	$295,165	$3,287,233	$3,098,817	$295,165	$3,393,982

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2010	2009

Operating Activities
Net income/(loss)	$10,585	$(170,577)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	175,000	560,000
(Benefit)/provision for deferred income tax	134,163	(120,293)
Depreciation and amortization of premises and equipment	15,054	16,901
Amortization of intangible assets	2,762	3,145
Net other amortization and accretion	21,232	23,549
(Increase)/decrease in derivatives, net	(21,757)	199,383
Market value adjustment on mortgage servicing rights	57,455	(79,330)
Mortgage banking repurchase and foreclosure provision	96,671	41,366
Fair value adjustment to foreclosed real estate	9,409	17,576
Goodwill impairment	3,348	—
Stock-based compensation expense	4,116	3,339
Excess tax provision from stock-based compensation arrangements	17	—
Equity securities losses, net	1,831	332
Gains on repurchases of debt	(17,060)	(60)
Net losses on disposal of fixed assets	1,107	5,139
Net (increase)/decrease in:
Trading securities	(1,116,647)	(225,229)
Loans held for sale	(52,736)	85,370
Capital markets receivables	(494,462)	219,418
Interest receivable	2,583	12,262
Mortgage servicing rights due to sale	24,558	77,591
Other assets	60,343	(216,446)
Net increase/(decrease) in:
Capital markets payables	461,104	(149,986)
Interest payable	(3,351)	(21,338)
Other liabilities	(80,544)	126,205
Trading liabilities	188,090	(73,220)

Total adjustments	(527,714)	505,674

Net cash provided/(used) by operating activities	(517,129)	335,097

Investing Activities
Available for sale securities:
Sales	56,240	19,606
Maturities	554,320	376,361
Purchases	(401,747)	(60,865)
Premises and equipment:
Purchases	(9,789)	(13,775)
Net (increase)/decrease in:
Securitization retained interests classified as trading securities	4,983	53,783
Loans	853,245	1,219,491
Interest-bearing cash	264,152	(464,761)

Net cash provided by investing activities	1,321,404	1,129,840

Financing Activities
Common stock:
Exercise of stock options	93	3
Repurchase of shares	(481)	(365)
Excess tax provision from stock-based compensation arrangements	(17)	—
Cash dividends paid — preferred stock — CPP	(21,664)	(21,784)
Cash dividends paid — preferred stock — noncontrolling interest	(5,688)	(5,494)
Long-term debt:
Payments/maturities	(104,335)	(1,471,617)
Net cash paid for repurchase of debt	(87,840)	(4,710)
Net increase/(decrease) in:
Deposits	334,601	735,663
Short-term borrowings	(869,772)	(1,070,079)

Net cash used by financing activities	(755,103)	(1,838,383)

Net increase/(decrease) in cash and cash equivalents	49,172	(373,446)

Cash and cash equivalents at beginning of period	918,595	1,324,780

Cash and cash equivalents at end of period	$967,767	$951,334

Supplemental Disclosures
Total interest paid	$80,405	$150,878
Total income taxes paid	716	106,734
Transfer from loans to real estate acquired by foreclosure	100,551	77,664

See accompanying notes to consolidated financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

Notes to Consolidated Condensed Financial Statements
Note 1 — Financial Information
The unaudited interim Consolidated Condensed Financial Statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. The operating results for the interim 2010 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2009 Annual Report to shareholders.
Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of FHN and other entities in which it has a controlling financial interest. Variable Interest Entities (“VIE”) for which FHN or a subsidiary has been determined to be the primary beneficiary are also consolidated. Following adoption of the provisions of Financial Accounting Standards Board (“FASB“) Accounting Standards Update 2009-17 on January 1, 2010, the assets and liabilities of FHN’s consolidated residential mortgage securitization trusts have been parenthetically disclosed on the face of the Consolidated Condensed Statements of Condition as restricted in accordance with the presentation requirements of ASC 810, as amended, due to the assets being pledged to settle the trusts’ obligations and the trusts’ security holders having no recourse to FHN.
Loans Held for Sale and Securitization and Residual Interests. Prior to fourth quarter 2008, FHN originated first lien mortgage loans (“the warehouse”) for the purpose of selling them in the secondary market, through sales to agencies for securitization, proprietary securitizations, and to a lesser extent through other loan sales. In addition, FHN evaluated its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future and sold certain of the second lien mortgages and home equity lines of credit (“HELOC”) it produced in the secondary market through securitizations and loan sales through third quarter 2007. For periods ending prior to January 1, 2010, loan securitizations involved the transfer of the loans to qualifying special purposes entities (“QSPE”) that were not subject to consolidation in accordance with ASC 860, “Transfers and Servicing”. Upon the effective date of the provisions of FASB Accounting Standards Update 2009-16 and FASB Accounting Standards Update 2009-17 on January 1, 2010, the concept of a QSPE was removed from Generally Accepted Accounting Principles (“GAAP”) and the criteria in ASC 810, “Consolidation”, for determining the primary beneficiary of a VIE were amended, resulting in the re-evaluation of all securitization trusts to which FHN had previously transferred loans for consolidation under ASC 810’s revised consolidation criteria. Following the re-evaluation of the trusts for consolidation upon adoption of the amendments to ASC 810, the majority of the mortgage securitization trusts to which FHN transferred loans remains unconsolidated as FHN is deemed not to be the primary beneficiary based on the interests it retained in the trusts. Under ASC 810, as amended, continual reconsideration of conclusions reached regarding which interest holder is the primary beneficiary of a trust is required. See Note 14 – Variable Interest Entities for additional information regarding FHN’s consolidated and nonconsolidated mortgage securitization trusts.
Accounting Changes. Effective upon its issuance in February 2010, FHN adopted the provisions of FASB Accounting Standards Update 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 amends ASC 855 to clarify that an entity must disclose the date through which subsequent events have been evaluated in both originally issued and restated financial statements unless the entity has a regulatory requirement to review subsequent events up through the filing or furnishing of financial statements with the Securities and Exchange Commission. Upon adoption of the provisions of ASU 2010-09, FHN revised its disclosures accordingly.
Effective January 1, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), with the exception of the requirement to provide the activity of purchases, sales, issuances, and settlements related to recurring Level 3 measurements on a gross basis in the Level 3 reconciliation which is effective for quarters beginning after December 15, 2010. ASU 2010-06 updates ASC 820 to require disclosure of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy, as well as disclosure of an entity’s policy for determining when transfers between all levels of the hierarchy are recognized. The updated provisions of ASC 820 also require that fair value measurement disclosures be provided by each “class” of assets and liabilities, and that disclosures providing a description of the valuation techniques and inputs used to measure fair value be included for both recurring and nonrecurring fair value measurements classified as either Level 2 or Level 3. Under ASC 820, as amended, separate disclosure is required in the Level 3 reconciliation of total gains and losses recognized in other comprehensive income. Comparative

Note 1 – Financial Information (continued)
disclosures are required only for periods ending subsequent to initial adoption. Upon adoption of the amendments to ASC 820, FHN revised its disclosures accordingly.
Effective January 1, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”). ASU 2009-16 updates ASC 860 to provide for the removal of the QSPE concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation in accordance with ASC 810 on and after the effective date of the amendments. The amendments to ASC 860 modify the criteria for achieving sale accounting for transfers of financial assets and define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The updated provisions of ASC 860 also provide that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASC 860, as amended, requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. Upon adoption of the amendments to ASC 860, FHN applied the amended disclosure requirements to transfers that occurred both before and after the effective date of the Codification update, with comparative disclosures included only for periods subsequent to initial adoption for those disclosures not previously required. The adoption of the Codification update to ASC 860 had no material effect on FHN’s statement of condition or results of operations.
Effective January 1, 2010, FHN adopted the provisions of Accounting Standards Update 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 amends ASC 810 to revise the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. While ASC 810, as amended, retains the previous guidance in ASC 810 which requires a reassessment of whether an entity is a VIE only when certain triggering events occur, it adds an additional criteria which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, the amendments to ASC 810 require continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. Under ASC 810, as amended, separate presentation is required on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary. ASC 810, as amended, also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. Comparative disclosures are required only for periods subsequent to initial adoption for those disclosures not required under such previous guidance.
Upon adoption of the amendments to ASC 810, FHN re-evaluated all former QSPEs and entities already subject to ASC 810 under the revised consolidation methodology. Based on such re-evaluation, consumer loans with an aggregate unpaid principal balance of $245.2 million were prospectively consolidated as of January 1, 2010, along with secured borrowings of $236.3 million, as the retention of mortgage servicing rights (“MSR”) and other retained interests, including residual interests and subordinated bonds, results in FHN being considered the related trusts’ primary beneficiary under the qualitative analysis required by ASC 810, as amended. MSR and trading assets held in relation to the newly consolidated trusts were removed from the mortgage servicing rights and trading securities sections of the Consolidated Condensed Statements of Condition, respectively, upon adoption of the amendments to ASC 810. As the assets of FHN’s consolidated residential mortgage securitization trusts are pledged to settle the obligations due to the holders of the trusts’ securities and since the security holders have no recourse to FHN, the asset and liability balances have been parenthetically disclosed on the face of the Consolidated Condensed Statements of Condition as restricted in accordance with the presentation requirements of ASC 810, as amended. Since FHN determined that calculation of carrying values was not practicable, the unpaid principal balance measurement methodology was used upon adoption, with the allowance for loan losses (“ALLL”) related to the newly consolidated loans determined using FHN’s standard practices. FHN recognized a reduction to the opening balance of undivided profits of approximately $10.6 million for the cumulative effect of adopting the amendments to ASC 810, including the effect of the recognition of an adjustment to the ALLL of approximately $24.6 million ($15.6 million net of tax) in relation to the newly consolidated loans. Further, upon adoption of the amendments to ASC 810, the deconsolidation of certain small issuer trust preferred trusts for which FTBNA holds the majority of the mandatorily redeemable preferred capital securities (trust preferreds) issued but is not considered the primary beneficiary under the qualitative analysis required by ASC 810, as amended, resulted in reduction of loans net of unearned income and term borrowings on the Consolidated Condensed Statements of Condition by $30.5 million.

Note 1 – Financial Information (continued)
Effective January 1, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2010-10, “Amendments for Certain Investment Funds” (“ASU 2010-10”). ASU 2010-10 delays the application of ASU 2009-17 for a reporting entity’s interest in an entity that has the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. For entities that do not qualify for the deferral, ASU 2010-10 clarifies that related parties should be considered when evaluating whether each of the criteria related to permitted levels of decision maker or service provider fees in ASC 810 are met. Additionally, ASU 2010-10 amends ASC 810 to provide that when evaluating whether a fee is a variable interest in situations in which a decision maker or servicer provider holds another interest in the related VIE, a quantitative calculation may be used but should not be the sole basis for evaluating whether the other variable interest is more than insignificant. The adoption of the Codification update to ASC 810 had no effect on FHN’s statement of condition or results of operations.
Accounting Changes Issued but Not Currently Effective. In July 2010, the FASB issued Accounting Standards Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. FHN is currently assessing the effects of adopting the provisions of ASU 2010-20.
In March 2010, the FASB issued Accounting Standards Update 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010 and require re-evaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, re-evaluation of such preexisting contracts is not required. The effect of adopting the provisions of ASU 2010-11 will not be material to FHN.

Note 2 — Acquisitions/Divestitures
In first quarter 2010, FHN exited its institutional research business, FTN Equity Capital Markets, and incurred a pre-tax goodwill impairment of $3.3 million (approximately $2 million after taxes). FHN exited this business through an immediate cessation of operations on February 1, 2010. Additional charges, primarily representing severance and contract terminations, of $6.1 million were included within the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income in first quarter 2010 related to the effects of closing FTN ECM. These charges are included with the amounts described in Note 17 — Restructuring, Repositioning, and Efficiency. FHN had initially reached an agreement for the sale of this business which resulted in a pre-tax goodwill impairment of $14.3 million (approximately $9 million after taxes) in 2009; however, the contracted sale failed to close and was terminated in early 2010. The financial results of this business, including the goodwill impairments, are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
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

Note 3 — Investment Securities
The following tables summarize FHN’s available for sale securities on June 30, 2010 and 2009:

	On June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$68,315	$253	$—	$68,568
Government agency issued MBS (a)	852,915	62,686	—	915,601
Government agency issued CMO (a)	1,054,579	41,927	—	1,096,506
Other U.S. government agencies (a)	101,355	6,268	—	107,623
States and municipalities	41,875	—	—	41,875
Equity (b)	258,667	437	(4)	259,100
Other	511	35	—	546

Total securities available for sale (c)	$2,378,217	$111,606	$(4)	$2,489,819

(a)	Includes securities issued by government sponsored entities.

(b)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments. Additionally, $31.2 million is restricted pursuant to reinsurance contract agreements.

(c)	Includes $2.1 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of June 30, 2010, FHN had pledged $1.3 billion of the $2.1 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.

	On June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$47,945	$466	$(5)	$48,406
Government agency issued MBS (a)	1,068,909	48,638	—	1,117,547
Government agency issued CMO (a)	1,125,714	43,717	—	1,169,431
Other U.S. government agencies (a)	121,416	3,802	—	125,218
States and municipalities	46,200	45	—	46,245
Equity (b)	311,852	303	(111)	312,044
Other	2,212	11	(35)	2,188

Total securities available for sale (c)	$2,724,248	$96,982	$(151)	$2,821,079

(a)	Includes securities issued by government sponsored entities.

(b)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments. Additionally, $59.2 million is restricted pursuant to reinsurance contract agreements.

(c)	Includes $2.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes. As of June 30, 2009, FHN had pledged $1.4 billion of the $2.4 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.
National banks chartered by the federal government are, by law, members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank (FRB). Given this requirement, Federal Reserve stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank (FHLB) network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed.

Note 3 — Investment Securities (continued)
Provided below are the amortized cost and fair value by contractual maturity for the available for sale securities portfolio on June 30, 2010:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Within 1 year	$43,153	$43,201
After 1 year; within 5 years	42,050	43,495
After 5 years; within 10 years	87,407	92,435
After 10 years	38,935	38,935

Subtotal	211,545	218,066

Government agency issued MBS and CMO	1,907,494	2,012,107
Equity and other securities	259,178	259,646

Total	$2,378,217	$2,489,819

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
For the three months ended June 30, 2010 and 2009, recognized gains and losses from the sale of available for sale securities were immaterial.
The following tables provide information on investments within the available for sale portfolio that have unrealized losses on June 30, 2010 and 2009:

	On June 30, 2010
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Equity	$40	$(4)	$—	$—	$40	$(4)

Total temporarily impaired securities	$40	$(4)	$—	$—	$40	$(4)

			On June 30, 2009
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries	$7,989	$(5)	$—	$—	$7,989	$(5)
Other	—	—	284	(35)	284	(35)

Total debt securities	7,989	(5)	284	(35)	8,273	(40)
Equity	—	—	120	(111)	120	(111)

Total temporarily impaired securities	$7,989	$(5)	$404	$(146)	$8,393	$(151)

FHN has reviewed investment securities that are in unrealized loss positions in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. FHN does not intend to sell the debt securities and it is more-likely-than-not that FHN will not be required to sell the securities prior to recovery. Additionally, the decline in value is primarily attributable to interest rates and not credit losses. For the three and six months ended June 30, 2010 and 2009, there were no realized gains or losses related to debt securities within the available for sale securities portfolio. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost. There were no other-than-temporary impairments for the three months ended June 30, 2010. Other-than-temporary impairments of equity securities of $.5 million were recognized for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, other-than-temporary impairments were recognized of $.2 million and $.5 million, respectively.

Note 4 — Loans
The composition of the loan portfolio is detailed below:

	June 30		December 31
(Dollars in thousands)	2010	2009	2009

Commercial:
Commercial, financial and industrial	$7,014,080	$7,400,396	$7,159,370
Real estate commercial	1,400,233	1,506,911	1,479,888
Real estate construction	596,255	1,337,330	924,475
Retail:
Real estate residential	6,954,423	7,785,906	7,362,458
Real estate construction	53,460	557,822	229,487
Other retail	112,616	129,848	121,526
Credit card receivables	189,153	186,376	192,036
Restricted real estate loans	833,830	681,238	654,644

Loans, net of unearned income	17,154,050	19,585,827	18,123,884
Less: Allowance for loan losses (Restricted — $50.1 million) (a)	781,269	961,482	896,914

Total net loans	$16,372,781	$18,624,345	$17,226,970

(a)	Restricted balances parenthetically presented are as of June 30, 2010.
FHN has a concentration of loans secured by residential real estate (49 percent of total loans), the majority of which is in the retail real estate residential portfolio (40 percent of total loans). This portfolio is primarily comprised of home equity lines and loans. Restricted real estate loans, which is primarily HELOC but also includes some first and second mortgages, is 5 percent of total loans. The remaining residential real estate loans are primarily in the construction portfolios (4 percent of total loans) with national exposures being significantly reduced since 2008. Additionally, on June 30, 2010, FHN had bank-related and trust preferred loans (including loans to bank and insurance-related businesses) totaling $.7 billion (4 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced stress during the economic downturn. On June 30, 2010, FHN did not have any concentrations of Commercial, Financial, and Industrial loans in any single industry of 10 percent or more of total loans.
On June 30, 2010 and 2009, FHN had $142.4 million and $45.4 million, respectively, of portfolio loans that have been restructured in accordance with regulatory guidelines. Additionally, FHN had restructured $34.7 million of loans held for sale as of June 30, 2010. There were no held-for-sale loans that were restructured during 2009. For restructured loans in the portfolio, FHN had loan loss reserves of $26.4 million or 19 percent as of June 30, 2010. A majority of these modified loans are within the consumer portfolio. On June 30, 2010 and 2009, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.
Nonperforming loans consist of loans which management has identified as individually impaired, other nonaccrual loans, and loans which have been restructured. Generally, classified nonaccrual commercial loans over $1 million are deemed to be individually impaired. The following table presents information concerning nonperforming loans:

	June 30		December 31
(Dollars in thousands)	2010	2009	2009

Impaired loans	$466,783	$547,697	$509,073
Other nonaccrual loans (a)	323,746	579,261	428,611

Total nonperforming loans (b)	$790,529	$1,126,958	$937,684

(a)	On June 30, 2010 and 2009, and on December 31, 2009, other nonaccrual loans included $51.0 million, $22.7 million, and $38.3 million, respectively, of loans held for sale.

(b)	On June 30, 2010, total nonperforming loans included $53.4 million of loans that have been restructured.

Note 4 — Loans (continued)
Generally, interest payments received on impaired and nonaccrual loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Total interest recognized on impaired loans	$309	$421	$185	$664
Average balance of impaired loans	511,795	536,990	510,887	516,023

Activity in the allowance for loan losses related to non-impaired and impaired loans for the six months ended June 30, 2010 and 2009 is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2008	$836,907	$12,303	$849,210
Provision for loan losses	402,092	157,908	560,000
Charge-offs	(303,446)	(164,045)	(467,491)
Recoveries	17,345	2,418	19,763

Net charge-offs	(286,101)	(161,627)	(447,728)

Balance on June 30, 2009	$952,898	$8,584	$961,482

Balance on December 31, 2009	$876,121	$20,793	$896,914
Adjustment for adoption of amendments to ASC 810	24,578	—	24,578
Provision for loan losses	5,023	169,977	175,000
Charge-offs	(229,284)	(110,659)	(339,943)
Recoveries	24,582	138	24,720

Net charge-offs	(204,702)	(110,521)	(315,223)

Balance on June 30, 2010	$701,020	$80,249	$781,269

Note 5 — Mortgage Servicing Rights
FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. See Note 16 — Fair Value, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $33.2 billion of mortgage loans on June 30, 2010, for which a servicing right has been capitalized.
In first quarter 2010, FHN adopted the amendments to ASC 810 which resulted in the consolidation of loans FHN previously sold through proprietary securitizations but retained MSR and significant subordinated interests subsequent to the transfer. In conjunction with the consolidation of these loans, FHN derecognized the associated servicing assets which are reflected in the rollfoward below. Following is a summary of changes in capitalized MSR for the six months ended June 30, 2010 and 2009:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2009	$354,394	$13,558	$8,892
Addition of mortgage servicing rights	189	—	11
Reductions due to loan payments	(35,993)	(3,660)	(1,195)
Reductions due to sale	(77,591)	—	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	79,330	1	—
Other changes in fair value	(1,392)	108	444

Fair value on June 30, 2009	$318,937	$10,007	$8,152

Fair value on January 1, 2010	$296,115	$1,174	$5,322
Adjustment due to adoption of amendments to ASC 810	(197)	(928)	(1,168)
Reductions due to loan payments	(16,031)	(7)	(521)
Reductions due to sale	(24,558)	—	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(58,366)	(6)	(90)
Other changes in fair value	990	9	8

Fair value on June 30, 2010	$197,953	$242	$3,551

Servicing, late, and other ancillary fees recognized within mortgage banking income were $26.0 million and $27.8 million for the three months ended June 30, 2010 and 2009, respectively, and $53.7 million and $62.9 million for the six months ended June 30, 2010 and 2009, respectively. Servicing, late, and other ancillary fees recognized within other income and commissions were $1.1 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively, and $2.2 million and $7.4 million for the six months ended June 30, 2010 and 2009, respectively.
FHN services a portfolio of mortgage loans related to transfers performed by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $5.1 million and $7.4 million at June 30, 2010 and 2009, respectively. The aggregate principal balance serviced by FHN for these transactions was $.7 billion and $1.0 billion at June 30, 2010 and 2009, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.
As of June 30, 2010, FHN had transferred $25.9 million of MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within other short term borrowings and commercial paper in the Consolidated Condensed Statements of Condition as of June 30, 2010 and 2009.

Note 6 — Intangible Assets
The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets (a)

December 31, 2008	$192,408	$45,082
Amortization expense	—	(3,145)

June 30, 2009	$192,408	$41,937

December 31, 2009	$165,528	$38,256
Amortization expense	—	(2,762)
Impairment (b) (c)	(3,348)	—
Additions	—	151

June 30, 2010	$162,180	$35,645

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

(b)	See Note 17 — Restructuring, Repositioning, and Efficiency for further details related to goodwill impairments.

(c)	See Note 2 — Acquisitions/Divestitures for further details regarding goodwill included within divestitures.
The gross carrying amount of other intangible assets subject to amortization is $125.8 million on June 30, 2010, net of $90.1 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $2.8 million for the remainder of 2010, and $5.3 million, $4.3 million, $3.9 million, $3.6 million, and $3.4 million for the twelve-month periods of 2011, 2012, 2013, 2014, and 2015, respectively.
The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through December 31, 2009. Gross goodwill and accumulated impairments and divestiture-related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather being amortized.

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

Gross goodwill	$168,032	$64,759	$97,421	$330,212
Accumulated impairments	(98,380)	—	—	(98,380)
Accumulated divestiture related write-offs	(66,304)	—	—	(66,304)

December 31, 2009	$3,348	$64,759	$97,421	$165,528

Certain previously reported amounts have been reclassified to agree with current presentation.

There is no goodwill associated with the Corporate segment.

The following is a summary of goodwill detailed by reportable segments for the six months ended June 30:

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

December 31, 2008	$30,228	$64,759	$97,421	$192,408

June 30, 2009	$30,228	$64,759	$97,421	$192,408

December 31, 2009	$3,348	$64,759	$97,421	$165,528
Impairment	(3,348)	—	—	(3,348)

June 30, 2010	$—	$64,759	$97,421	$162,180

Certain previously reported amounts have been reclassified to agree with current presentation.
There is no goodwill associated with the Corporate segment.

Note 6 — Intangible Assets (continued)
The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through June 30, 2010. Gross goodwill and accumulated impairments and divestiture-related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather being amortized.

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

Gross goodwill	$168,032	$64,759	$97,421	$330,212
Accumulated impairments	(101,728)	—	—	(101,728)
Accumulated divestiture related write-offs	(66,304)	—	—	(66,304)

June 30, 2010	$—	$64,759	$97,421	$162,180

Certain previously reported amounts have been reclassified to agree with current presentation.
There is no goodwill associated with the Corporate segment.

Note 7 — Regulatory Capital
FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of June 30, 2010, that FHN met all capital adequacy requirements to which it was subject.
The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation, FTBNA’s Total Capital, Tier 1 Capital, and Leverage ratios were 19.26 percent, 15.73 percent, and 13.01 percent, respectively, on June 30, 2010, and were 18.62 percent, 14.34 percent, and 11.64 percent, respectively, on June 30, 2009.

	First Horizon National			First Tennessee Bank
	Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On June 30, 2010:
Actual:
Total Capital	$4,447,600		21.34%	$4,288,175		20.78%
Tier 1 Capital	3,499,759		16.80	3,383,022		16.39
Leverage	3,499,759		13.74	3,383,022		13.39

For Capital Adequacy Purposes:
Total Capital	1,667,003	≥	8.00	1,650,907	≥	8.00
Tier 1 Capital	833,501	≥	4.00	825,454	≥	4.00
Leverage	1,018,905	≥	4.00	1,010,825	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,063,634	≥	10.00
Tier 1 Capital				1,238,180	≥	6.00
Leverage				1,263,532	≥	5.00

On June 30, 2009:
Actual:
Total Capital	$4,801,814		20.77%	$4,564,673		19.92%
Tier 1 Capital	3,596,285		15.55	3,421,808		14.93
Leverage	3,596,285		12.49	3,421,808		11.98

For Capital Adequacy Purposes:
Total Capital	1,849,870	≥	8.00	1,833,312	≥	8.00
Tier 1 Capital	924,935	≥	4.00	916,656	≥	4.00
Leverage	1,151,280	≥	4.00	1,142,369	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,291,639	≥	10.00
Tier 1 Capital				1,374,984	≥	6.00
Leverage				1,427,961	≥	5.00

Note 8 — Earnings per Share
The following tables show a reconciliation of the numerators used in calculating basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2010	2009	2010	2009

Income/(loss) from continuing operations	$20,084	$(105,174)	$17,462	$(169,621)
Income/(loss) from discontinued operations, net of tax	394	(308)	(6,877)	(956)

Net income/(loss)	$20,478	$(105,482)	$10,585	$(170,577)
Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,594

Net income/(loss) attributable to controlling interest	$17,634	$(108,326)	$4,897	$(176,171)
Preferred stock dividends	14,938	14,856	29,856	29,811

Net income/(loss) available to common shareholders	$2,696	$(123,182)	$(24,959)	$(205,982)

Income/(loss) from continuing operations	$20,084	$(105,174)	$17,462	$(169,621)
Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,594
Preferred stock dividends	14,938	14,856	29,856	29,811

Net income/(loss) from continuing operations available to common shareholders	$2,302	$(122,874)	$(18,082)	$(205,026)

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2010	2009	2010	2009

Weighted average common shares outstanding — basic (a)	226,627	226,476	226,585	226,477
Effect of dilutive securities (a)	6,203	—	—	—

Weighted average common shares outstanding — diluted (a)	232,830	226,476	226,585	226,477

(a)	All share data has been restated to reflect stock dividends distributed through July 1, 2010.
The following table provides a reconciliation of earnings/(losses) per common and diluted share:

	Three Months Ended		Six Months Ended
	June 30		June 30
Earnings/(loss) per common share:	2010	2009	2010	2009

Earnings/(loss) per share from continuing operations available to common shareholders	$0.01	$(0.54)	$(0.08)	$(0.91)
Earnings/(loss) per share from discontinued operations, net of tax	—	—	(0.03)	—

Earnings/(loss) per share available to common shareholders	$0.01	$(0.54)	$(0.11)	$(0.91)

Diluted earnings/(loss) per common share:

Earnings/(loss) per share from continuing operations available to common shareholders	$0.01	$(0.54)	$(0.08)	$(0.91)
Earnings/(loss) per share from discontinued operations, net of tax	—	—	(0.03)	—

Earnings/(loss) per share available to common shareholders	$0.01	$(0.54)	$(0.11)	$(0.91)

For the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009, all outstanding potential common shares were antidilutive due to the net loss attributable to common shareholders for those periods. Stock options of 10.6 million and 15.2 million with a weighted average exercise price of $29.20 and $28.74 per share for the three months ended June 30, 2010 and 2009, respectively, were excluded from diluted shares. Stock options of 12.1 million and 15.8 million with a weighted average exercise price of $27.64 and $28.80 per share for the six months ended June 30, 2010 and 2009, respectively, were excluded from diluted shares. Other equity awards of .2 million and 1.4 million for the three months ended June 30, 2010 and 2009, respectively, were excluded from diluted shares, while other equity awards of 3.3 million and 1.3 million for the six months ended June 30, 2010 and 2009, respectively, were excluded from diluted shares. Additionally, 14.3 million potentially dilutive common shares related to the CPP common stock warrant were excluded from the computation of diluted loss per common share for the three months ended June 30, 2009, and the six months ended June 30, 2010 and 2009, because such shares would have been antidilutive.

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
Two subsidiaries of FHN, FTN Financial Securities Corp. (“FTNFS”) and First Tennessee Bank National Association, along with an executive, a current employee, and a former employee, have received written “Wells” notices from the Staff of the United States Securities and Exchange Commission (the “SEC”) stating that the Staff intends to recommend that the SEC bring enforcement actions for allegedly aiding and abetting a former FTNFS customer, Sentinel Management Group, Inc., in violations of the federal securities laws. This matter is discussed in Note 9 of FHN’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, and in Note 18 of FHN’s Annual Report to shareholders for the year 2009. There have been no material developments in this matter since the March 31 Quarterly Report was issued.
During the second quarter of 2010, a shareholder, Cranston Reid, filed a putative derivative lawsuit in the U.S. District Court for the Western District of Tennessee against various former and current officers and directors of FHN. FHN is named as a nominal defendant, though no relief is sought against it. The complaint alleges the following causes of action: breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The claimed breach of fiduciary duty and other causes of action stem from a number of alleged events, including: certain litigation matters, both pending and previously disposed, unrelated to this plaintiff; certain matters that allegedly could become litigation matters, unrelated to this plaintiff; a matter that previously had been investigated and concluded, unrelated to this plaintiff; and an alleged general use of allegedly unlawful and high-risk banking practices. FHN believes the defendants have meritorious defenses to this complaint — including that the complaint fails to state any legally cognizable claim — and intends to advance those defenses vigorously.
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

Note 9 — Contingencies and Other Disclosures (continued)
In May 2010, Visa deposited an additional $500 million into the escrow account and FHN recognized a corresponding reduction of its contingent liability and a credit to noninterest expense of $5.0 million for its proportionate share of the amount funded. After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into Class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the later of the third anniversary of the IPO or the final resolution of the covered litigation. The final conversion ratio, which was estimated to approximate 56 percent as of June 30, 2010, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.
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
Servicing. FHN services, through a sub-servicer, a predominately first lien mortgage loan portfolio of $33.2 billion as of June 30, 2010, a significant portion of which is held by FNMA and private security holders, with less significant portions held by GNMA and FHLMC. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or to repurchase the delinquent or defaulted loan out of the trust pool. For servicer advances of P&I under the terms of private and FNMA (and GNMA pools) securitizations, FHN can utilize payments of P&I received from other prepaid loans within a particular loan pool in order to advance P&I to the trustee. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) in the case of private securitizations, the liquidation proceeds of the property securing the loan and (2) in the case of agency loans, from the proceeds of the foreclosure sale by the Government Agency.
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
For loans sold without recourse, FHN has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by FHN at the time of sale. Such representations and warranties typically include those made regarding loans that had missing or insufficient

Note 9 — Contingencies and Other Disclosures (continued)
file documentation and loans obtained through fraud by borrowers or other third parties such as appraisers. The estimated inherent losses that result from these obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and declining housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet within loans held-for-sale upon repurchase.
FHN utilizes multiple techniques in assessing the adequacy of its repurchase and foreclosure reserve for loans sold without recourse for which it has continuing obligations under representations and warranties. FHN tracks actual repurchase or make-whole losses by investor, loan pool, and vintage (year loan was sold) and this historical data is applied to more recent sale vintages to estimate inherent loss content observed within its vintages of loan sales. Due to the historical nature of this calculation, as well as the increasing volume of requests (“the active pipeline”) from investors, FHN performs additional analyses of repurchase and make-whole obligations. Management then applies qualitative adjustments to the initial baseline to incorporate known current trends in repurchase and make-whole requests, loss severity trends, alternative resolutions, mortgage insurance (“MI”) cancellation notices, and rescission rates (successful resolutions) in the determination of the appropriate reserve level. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content. For purposes of estimating loss content, FHN also considers reviewed MI cancellation notices where coverage has been lost. In determining adequacy of the repurchase reserve, FHN considered an additional $67.1 million in UPB of loans where MI coverage was lost.
FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On June 30, 2010 and 2009, FHN had single-family residential loans with outstanding balances of $64.2 million and $72.2 million, respectively, that were sold, servicing retained, on a full recourse basis.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration and Veterans Administration. FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On June 30, 2010 and 2009, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.2 billion and $3.3 billion, respectively. Additionally, on June 30, 2010 and 2009, $.9 billion and $1.2 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
The reserve for foreclosure losses for loans sold with full or limited recourse is based upon a historical progression model using a rolling 12-month average, which predicts the frequency of a mortgage loan entering foreclosure. In addition, other factors are considered, including qualitative and quantitative factors (e.g., current economic conditions, past collection experience, risk characteristics of the current portfolio, and other factors), which are not defined by historical loss trends or severity of losses.
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

Note 9 — Contingencies and Other Disclosures (continued)
FHN also sold HELOC as part of branch sales that were executed during 2007 as part of a strategic decision to exit businesses in markets FHN considered non-strategic. FHN has received repurchase requests from one of the purchasers of HELOC in conjunction with these branch sales. On June 30, 2010, the unpaid principal balance of unresolved repurchase requests related to this sale was $37.6 million. Repurchase reserves related to that sale recorded as of the balance sheet date reflect FHN’s consideration and interpretation of the sale agreement at the time the balance sheet was issued. Those unresolved repurchase requests are the subject of an arbitration proceeding. FHN expects to re-assess the reserve each quarter as the arbitration progresses.
FHN has evaluated its exposure under all of these obligations and accordingly, has reserved for losses of $164.6 million and $76.9 million as of June 30, 2010 and 2009, respectively. A majority if this repurchase reserve relates to obligations associated with the sale of first lien mortgages through the legacy mortgage banking business. Reserves for FHN’s estimate of these obligations are reflected in “Other liabilities” on the Consolidated Condensed Statements of Condition. Charges to increase the repurchase reserve related to legacy mortgage banking operations is included within “Mortgage banking repurchase and foreclosure provision” on the Consolidated Condensed Statements of Income. Refer to the Off-balance Sheet Arrangements, Repurchase Obligations, and Other Contractual Obligations and Critical Accounting Policies sections of MD&A for additional discussion related to FHN’s repurchase obligations.
Other. A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involves the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performs an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor has been penetrated. Management obtains the assistance of a third party actuarial firm in developing its estimation of loss content. This process includes consideration of factors such as delinquency trends, default rates, and housing prices which are used to estimate both the frequency and severity of losses. By the end of second quarter 2009, substantially all of FHN’s reinsurance corridors had been fully reflected within its reinsurance reserve for the 2005 through 2008 loan vintages. No new reinsurance arrangements have been initiated after 2008.
In 2009 and 2010, FHN agreed to settle certain of its reinsurance obligations with primary insurers through termination of the related reinsurance agreements, which resulted in a decrease in the reserve balance totaling $48.7 million and the transfer of the associated trust assets. As of June 30, 2010, FHN has reserved $13.1 million for its estimated liability under the reinsurance arrangements. In accordance with the terms of the contracts with the primary insurers, as of June 30, 2010, FHN has placed $31.2 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements. As of June 30, 2010, $13.7 million of these funds were allocated for future delivery to primary insurers for completion of existing settlement arrangements.
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
In 2009, FHN’s Board of Directors determined that the accrual of benefits under the qualified pension plan and the supplemental retirement plan would cease as of December 31, 2012. After that date employees currently in the pension plan, and those currently in the ENEC program mentioned in the next paragraph, will be able to participate in the FHN savings plan with a profit sharing feature and an increased company match rate.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. These other non-qualified pension plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Contributions were $4.3 million for 2009, and FHN anticipates this amount will be $4.6 million in 2010. After December 31, 2012, the ENEC program in its present form, as a supplement for pension ineligible persons, will be discontinued when accrual of benefits under the pension plan is discontinued. After that time pension status will not affect a person’s ability to participate in any savings plan feature.
Savings plan. The Employee Non-voluntary Elective Contribution (“ENEC”) program was added under the FHN savings plan that is provided only to employees who are not eligible for the pension plan. With the ENEC program, FHN will generally make contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts will be a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN intends to make a contribution of $1.2 million for this plan in 2010 related to the 2009 plan year.
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
The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$3,778	$4,401	$136	$339
Interest cost	7,836	7,926	595	991
Expected return on plan assets	(11,879)	(11,582)	(287)	(279)
Amortization of unrecognized:
Transition obligation	—	—	247	247
Prior service cost/(credit)	67	190	(2)	617
Actuarial (gain)/loss	3,772	1,973	(216)	(124)

Net periodic benefit cost	$3,574	$2,908	$473	$1,791

Note 10 — Pension and Other Employee Benefits (continued)
The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$7,556	$8,802	$272	$678
Interest cost	15,673	15,852	1,190	1,982
Expected return on plan assets	(23,759)	(23,164)	(575)	(558)
Amortization of unrecognized:
Transition obligation	—	—	494	494
Prior service cost/(credit)	134	380	(4)	1,234
Actuarial (gain)/loss	7,543	3,946	(431)	(248)

Net periodic benefit cost	$7,147	$5,816	$946	$3,582

Note 11 — Business Segment Information
Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses among segments which could change historical segment results. In first quarter 2010, FHN revised its operating segments to better align with its strategic direction, representing a focus on its regional banking franchise and capital markets business. Key changes include the addition of the non-strategic segment which combines the former mortgage banking and national specialty lending segments, the movement of correspondent banking from capital markets to regional banking, and the shift of first lien mortgage production in the Tennessee footprint to the regional banking segment. For comparability, previously reported items have been revised to reflect these changes.
FHN has four business segments: regional banking, capital markets, non-strategic, and corporate. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, insurance services, financial planning, trust services and asset management, health savings accounts, cash management, and first lien mortgage originations within the Tennessee footprint. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory and derivative sales. The non-strategic segment consists of the wind-down consumer and construction lending activities, legacy mortgage banking elements, including servicing fees, and the associated ancillary revenues related to these businesses. Non-strategic also includes wind-down trust preferred loan portfolio and exited businesses, such as institutional equity research, along with the associated restructuring, repositioning, and efficiency charges. The corporate segment consists of gains on the repurchase of debt, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and various charges related to restructuring, repositioning, and efficiency.
Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Consolidated
Net interest income	$182,064	$199,086	$362,459	$395,673
Provision for loan loss	70,000	260,000	175,000	560,000
Noninterest income	248,043	284,183	496,306	683,529
Noninterest expense	341,849	402,486	684,522	810,289

Income/(loss) before income taxes	18,258	(179,217)	(757)	(291,087)
Benefit for income taxes	(1,826)	(74,043)	(18,219)	(121,466)

Income/(loss) from continuing operations	20,084	(105,174)	17,462	(169,621)
Income/(loss) from discontinued operations, net of tax	394	(308)	(6,877)	(956)

Net income/(loss)	$20,478	$(105,482)	$10,585	$(170,577)

Average assets	$25,600,578	$28,929,543	$25,580,107	$29,694,129

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 — Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Regional Banking
Net interest income	$137,484	$141,634	$270,642	$279,481
Provision for loan loss	28,015	56,201	80,181	163,443
Noninterest income	79,306	86,988	155,215	166,802
Noninterest expense	159,337	177,870	321,039	348,958

Income/(loss) before income taxes	29,438	(5,449)	24,637	(66,118)
Provision/(benefit) for income taxes	10,664	(2,142)	8,535	(25,085)

Net Income/(loss)	$18,774	$(3,307)	$16,102	$(41,033)

Average assets	$11,289,440	$12,496,822	$11,315,339	$12,706,554

Capital Markets
Net interest income	$4,778	$4,091	$7,098	$8,624
Noninterest income	100,975	179,524	215,581	385,778
Noninterest expense	78,208	95,359	162,334	230,984

Income before income taxes	27,545	88,256	60,345	163,418
Provision for income taxes	10,314	33,210	22,593	61,488

Net income	$17,231	$55,046	$37,752	$101,930

Average assets	$2,082,320	$2,083,449	$1,984,146	$2,229,725

Non-Strategic
Net interest income	$38,176	$47,203	$77,074	$97,366
Provision for loan loss	41,985	203,799	94,819	396,557
Noninterest income	63,154	6,247	96,012	117,849
Noninterest expense	92,589	102,852	169,243	186,877

Loss before income taxes	(33,244)	(253,201)	(90,976)	(368,219)
Benefit for income taxes	(12,526)	(95,406)	(34,280)	(138,745)

Loss from continuing operations	(20,718)	(157,795)	(56,696)	(229,474)
Income/(loss) from discontinued operations, net of tax	394	(308)	(6,877)	(956)

Net loss	$(20,324)	$(158,103)	$(63,573)	$(230,430)

Average assets	$7,350,254	$9,283,834	$7,593,067	$9,775,682

Corporate
Net interest income	$1,626	$6,158	$7,645	$10,202
Noninterest income	4,608	11,424	29,498	13,100
Noninterest expense	11,715	26,405	31,906	43,470

Income/(loss) before income taxes	(5,481)	(8,823)	5,237	(20,168)
Benefit for income taxes	(10,278)	(9,705)	(15,067)	(19,124)

Net income/(loss)	$4,797	$882	$20,304	$(1,044)

Average assets	$4,878,564	$5,065,438	$4,687,555	$4,982,168

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 — Preferred Stock and Other Capital
FHN Preferred Stock and Warrant
On November 14, 2008, FHN issued and sold 866,540 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP, along with a Warrant to purchase common stock. The issuance occurred in connection with, and is governed by, the Treasury Capital Purchase Program (“Capital Purchase Program”) administered by the U.S. Treasury (“UST”) under the Troubled Asset Relief Program (“TARP”). The Preferred Shares have an annual 5 percent cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9 percent after five years. If a dividend payment is missed it is not a default; however, dividends compound if they accrue in arrears. Preferred Shares have a liquidation preference of $1,000 per share plus accrued dividends. The Preferred Shares have no mandatory redemption date and are not subject to any sinking fund. The Preferred Shares carry certain restrictions. The Preferred Shares have a senior rank and also provide limitations on certain compensation arrangements of executive officers along with the twenty most highly compensated employees. During the first three years following the issuance, FHN may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the UST, subject to certain limited exceptions. If preferred dividends are missed, FHN may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the Preferred Shares are non-voting. However, should FHN fail to pay six quarterly dividends, the holder may elect two directors to FHN’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 12,743,235 common shares was issued with an exercise price of $10.20 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. As a result of the stock dividends distributed to date as of July 1, 2010, the Warrant was adjusted to cover 14,340,556 common shares at a purchase price of $9.064 per share.
The Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Condensed Statements of Condition as of June 30, 2010, in the amounts of $806.9 million and $83.9 million, respectively. Proceeds received were allocated between the common stock warrant and preferred shares based on their relative fair values. The fair value of the preferred shares was determined by calculating the present value of expected cash flows using a 9.40 percent discount rate. The fair value of the common stock warrant was determined using the Black Scholes Options Pricing Model. Both fair value determinations assumed redemption prior to the increase in dividend rate on the five year anniversary of the issuance. The preferred shares discount is being amortized over the initial five-year period using the constant yield method. FHN will work with regulators to determine the appropriate timing and method for redeeming the preferred shares and resolving the common stock warrant issued to the UST.
Subsidiary Preferred Stock
On September 14, 2000, FT Real Estate Securities Company, Inc. (“FTRESC”), an indirect subsidiary of FHN, issued 50 shares of 9.50 percent Cumulative Preferred Stock, Class B (“Class B Preferred Shares”), with a liquidation preference of $1.0 million per share. An aggregate total of 47 Class B Preferred Shares have been sold privately to nonaffiliates. These securities qualify as Tier 2 capital and are presented in the Consolidated Condensed Statements of Condition as Term borrowings. FTRESC is a real estate investment trust (“REIT”) established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually.
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
First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Preferred Shares. On June 30, 2010 and 2009, the amount of Class B Preferred Shares that are perpetual in nature that was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition was $.3 million for both periods. The remaining balance has been eliminated in consolidation.

Note 12 — Preferred Stock and Other Capital (continued)
On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Class A Preferred Stock”) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On June 30, 2010 and 2009, $294.8 million of Class A Preferred Stock was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition for both periods.
Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of other comprehensive income/(loss) included in the Consolidated Condensed Statements of Equity have been attributed solely to FHN as the controlling interest holder. The table below presents the amounts included in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2010 and 2009, which are attributable to FHN as controlling interest holder:

	Three Months Ended		SIx Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Net income/(loss) from continuing operations (a)	$17,240	$(108,018)	$11,774	$(175,215)
Income/(loss) from discontinued operations, net of tax	394	(308)	(6,877)	(956)

Net income/(loss) from continuing operations (a)	$17,634	$(108,326)	$4,897	$(176,171)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Net loss from continuing operations adjusted for net income attributable to the noncontrolling interest holder.

Note 13 — Loan Sales and Securitizations
Historically, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. With FHN’s shift to originations of mortgages within its regional banking footprint following the sale of national mortgage origination offices, loan sale and securitization activity has significantly decreased. Generally, FHN no longer retains financial interests in any loans it transfers to third parties. During second quarter 2010, FHN transferred $178.9 million of single-family residential mortgage loans in whole loan sales resulting in $1.5 million of net pre-tax gains. In second quarter 2009, FHN transferred $459.3 million of residential mortgage loans and HELOC in whole loan sales or proprietary securitizations resulting in net pre-tax gains of $3.2 million. During the six months ended June 30, 2010, FHN transferred $353.8 million of single-family residential mortgage loans in whole loan sales resulting in $3.0 million of net pre-tax gains. During the six months ended June 30, 2009, FHN transferred $840.9 million of residential mortgage loans and HELOC in whole loan sales or proprietary securitizations resulting in net pre-tax gains of $11.4 million.
Retained Interests
Interests retained from prior loan sales, including Government-Sponsored Enterprises (“GSE”) securitizations, typically included MSR and excess interest. Interests retained from proprietary securitizations included MSR and various financial assets (see discussion below). MSR were initially valued at fair value and the remaining retained interests were initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of sale or securitization.
In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. Generally, FHN received annual servicing fees approximating .29 percent in second quarter 2010 and .28 percent in second quarter 2009, of the outstanding balance of underlying single-family residential mortgage loans. FHN received annual servicing fees approximating .50 percent in second quarter 2010 and 2009, of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 – Mortgage Servicing Rights. There were no significant additions to MSR in either comparative period.
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

Note 13 — Loan Sales and Securitizations (continued)
The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2010 and 2009 are as follows:

	June 30, 2010			June 30, 2009
(Dollars in thousands	First	Second		First	Second
except for annual cost to service)	Liens	Liens	HELOC	Liens	Liens	HELOC

Fair value of retained interests	$197,953	$242	$3,551	$318,937	$10,007	$8,152
Weighted average life (in years)	3.7	2.3	2.5	4.2	1.6	2.3

Annual prepayment rate	22.6%	33.0%	31.6%	19.9%	45.2%	31.1%
Impact on fair value of 10% adverse change	$(11,766)	$(24)	$(446)	$(17,348)	$(1,155)	$(329)
Impact on fair value of 20% adverse change	(22,425)	(47)	(854)	(33,061)	(2,197)	(627)

Annual discount rate on servicing cash flows	11.8%	14.0%	18.0%	13.1%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(5,189)	$(7)	$(173)	$(8,805)	$(202)	$(119)
Impact on fair value of 20% adverse change	(10,071)	(13)	(336)	(17,070)	(394)	(231)

Annual cost to service (per loan)	$115	$50	$50	$108	$50	$50
Impact on fair value of 10% adverse change	(4,975)	(5)	(113)	(7,111)	(192)	(88)
Impact on fair value of 20% adverse change	(9,922)	(10)	(226)	(14,187)	(384)	(176)

Annual earnings on escrow	2.0%	—	—	2.6%	1.3%	1.3%
Impact on fair value of 10% adverse change	$(2,484)	—	—	$(5,383)	$(62)	$(72)
Impact on fair value of 20% adverse change	(4,968)	—	—	(10,776)	(118)	(137)

Note 13 — Loan Sales and Securitizations (continued)
The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2010 and 2009 are as follows:

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC

June 30, 2010
Fair value of retained interests	$28,611	$11,340	NM	N/A	N/A	N/A
Weighted average life (in years)	3.7	4.6	NM	N/A	N/A	N/A

Annual prepayment rate	20.7%	25.4%	NM	N/A	N/A	N/A
Impact on fair value of 10% adverse change	$(1,493)	$(336)	NM	N/A	N/A	N/A
Impact on fair value of 20% adverse change	(2,875)	(668)	NM	N/A	N/A	N/A

Annual discount rate on residual cash flows	13.6%	21.3%	NM	N/A	N/A	N/A
Impact on fair value of 10% adverse change	$(1,101)	$(449)	NM	N/A	N/A	N/A
Impact on fair value of 20% adverse change	(2,113)	(900)	NM	N/A	N/A	N/A

June 30, 2009
Fair value of retained interests	$116,375	$11,415	$296	$2,380	$2,881	$3,367
Weighted average life (in years)	4.3	4.8	7.9	1.9	2.7	2.3

Annual prepayment rate	18.5%	30.5%	10.2%	6.8%	26.3%	28.0%
Impact on fair value of 10% adverse change	$(5,702)	$(416)	$(9)	$(37)	$(32)	$(351)
Impact on fair value of 20% adverse change	(10,962)	(825)	(18)	(63)	(58)	(659)

Annual discount rate on residual cash flows	10.9%	27.7%	34.7%	69.5%	34.9%	32.9%
Impact on fair value of 10% adverse change	$(4,975)	$(622)	$(23)	$(118)	$(125)	$(372)
Impact on fair value of 20% adverse change	(9,521)	(1,245)	(39)	(213)	(236)	(688)

NM — Amount is not meaningful.
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
For the three and six months ended June 30, 2010 and 2009, cash flows received and paid related to loan sales and securitizations were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Proceeds from initial sales and securitizations	$180,430	$462,402	$356,766	$846,720
Servicing fees retained*	27,074	31,410	55,890	70,307
Purchases of GNMA guaranteed mortgages	18,462	1,759	36,606	1,759
Purchases of delinquent or foreclosed assets	20,386	9,016	43,545	16,817
Other cash flows received on retained interests	2,412	35,569	4,983	53,784

Certain previously reported amounts have been reclassified to agree with current presentation.

*	Includes servicing fees on MSR associated with loan sales and purchased MSR.

Note 13 — Loan Sales and Securitizations (continued)
As of June 30, 2010, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and six months ended June 30, 2010 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			Three months ended	Six months ended
	On June 30, 2010		June 30, 2010	June 30, 2010
Type of loan:
Real estate residential	$24,237,368	$1,011,894	$151,686	$294,607

Total loans managed or transferred (c)	$24,237,368	$1,011,894	$151,686	$294,607

Loans sold	(16,110,053)
Loans held for sale	(339,062)

Loans held in portfolio	$7,788,253

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Loans 90 days or more past due include $1.0 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $11.7 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.
As of June 30, 2009, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and six months ended June 30, 2009 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			Three months ended	Six months ended
	On June 30, 2009		June 30, 2009	June 30, 2009
Type of loan:
Real estate residential	$33,411,390	$1,119,181	$246,470	$375,392

Total loans managed or transferred (c)	$33,411,390	$1,119,181	$246,470	$375,392

Loans sold	(25,239,720)
Loans held for sale	(385,764)

Loans held in portfolio	$7,785,906

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Loans 90 days or more past due include $.3 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $20.4 billion of loans securitized through GNMA, FNMA or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

Note 13 — Loan Sales and Securitizations (continued)
Secured Borrowings. FTBNA executed several securitizations of retail real estate residential loans for the purpose of engaging in secondary market financing. Since the related trusts did not qualify as QSPE under the applicable accounting rules at that time and since the cash flows on the loans are pledged to the holders of the trusts’ securities, FTBNA recognized the proceeds as secured borrowings in accordance with ASC’s Transfers and Servicing Topic (“ASC 860-10-50”). With the prospective adoption of ASU 2009-17 in first quarter 2010, all amounts related to consolidated proprietary securitization trusts have been included in restricted balances on the Consolidated Condensed Statements of Condition. On June 30, 2009, FTBNA recognized $681.2 million of loans net of unearned income and $674.6 million of other collateralized borrowings on the Consolidated Condensed Statements of Condition related to consolidated proprietary securitizations of retail real estate residential loans.
In 2007, FTBNA executed a securitization of certain small issuer trust preferred for which the underlying trust did not qualify as a sale under ASC’s Transfers and Servicing Topic (“ASC 860”). Therefore, FTNBA has accounted for the funds received through the securitization as a secured borrowing. On June 30, 2010, FTBNA had $112.5 million of loans net of unearned income, $1.7 million of trading securities, and $50.7 million of term borrowings on the Consolidated Condensed Statements of Condition related to this transaction. On June 30, 2009, FTBNA had $143.0 million of loans net of unearned income, $1.7 million of trading securities, and $49.4 million of other collateralized borrowings on the Consolidated Condensed Statements of Condition related to this transaction. See Note 14 – Variable Interest Entities for additional information.

Note 14 — Variable Interest Entities
Effective January 1, 2010, FHN adopted the provisions of ASU 2009-16 and ASU 2009-17. ASU 2009-16 updates ASC 860, “Transfers and Servicing,” to provide for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in these entities being considered variable interest entities (“VIE”) which must be evaluated for consolidation on and after its effective date. ASU 2009-17 amends ASC 810, “Consolidation,” to revise the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, FHN is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary. The consolidation methodology provided in this footnote for the quarter and six months ended June 30, 2010, has been prepared in accordance with ASC 810 as amended by ASU 2009-17.
Prior to the adoption of the provisions of the Codification update to ASC 810 in first quarter 2010, FHN was deemed to be the primary beneficiary and required to consolidate a VIE if it had a variable interest that would absorb the majority of the VIE’s expected losses, receive the majority of expected residual returns, or both. A VIE existed when equity investors did not have the characteristics of a controlling financial interest or did not have sufficient equity at risk for the entity to finance its activities by itself. Expected losses and expected residual returns were measures of variability in the expected cash flow of a VIE. Reconsideration of conclusions reached regarding which interest holder was a VIE’s primary beneficiary was required only upon the occurrence of certain specified events. The consolidation methodology provided in this footnote for the quarter and six months ended June 30, 2009, has been prepared in accordance with the provisions of ASC 810 prior to its amendment by ASU 2009-17.
Quarter and Six Months Ended June 30, 2010
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

Note 14 — Variable Interest Entities (continued)
The following table summarizes VIEs consolidated by FHN as of June 30, 2010:

	Type
	On Balance Sheet	Rabbi Trusts Used for Deferred
As of June 30, 2010	Consumer Loan Securitizations	Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value

Assets:
Loans, net of unearned income	$833,830	N/A
Less: Allowance for loan losses	50,143	N/A

Total net loans	783,687	N/A

Other assets	24,662	$59,804

Total assets	$808,349	$59,804

Noninterest-bearing deposits	$880	N/A
Term borrowings	830,356	N/A
Other liabilities	121	$55,341

Total liabilities	$831,357	$55,341

Nonconsolidated Variable Interest Entities. Since 1997, First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs because FTHC, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights. While FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the LIHTC partnerships. The general partners are considered the primary beneficiaries because managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and the general partners are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.
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
In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. FTBNA could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since FTBNA did not retain servicing or other decision making rights, it has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, FTBNA has accounted for the funds received through the securitization as a term borrowing in its Consolidated Condensed Statements of Condition as of June 30, 2010. FTBNA has no contractual requirement to provide financial support to the trust.

Note 14 — Variable Interest Entities (continued)
FHN has previously issued junior subordinated debt totaling $309.0 million to First Tennessee Capital I (‘Capital I”) and First Tennessee Capital II (“Capital II”). Both Capital I and Capital II are considered VIEs because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. FHN cannot be the trusts’ primary beneficiary because FHN’s capital contributions to the trusts are not considered variable interests as they are not “at risk”. Consequently, Capital I and Capital II are not consolidated by FHN.
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
FHN holds collateralized debt obligations (“CDOs”) from various trusts related to FTNF’s efforts to pool and securitize small issuer trust preferreds. FHN has no voting rights for the trusts’ activities. The trusts’ only assets are trust preferreds of the issuing banks’ trusts. The trusts associated with the CDOs acquired by FHN as market maker meet the definition of a VIE as there are no holders of an equity investment at risk with adequate power to direct the trusts’ activities that most significantly impact the trusts’ economic performance. While FHN could potentially receive benefits or absorb losses that are significant to the trusts, as FHN does not have decision making rights over whether interest deferral is elected by the issuing banks on the junior subordinated debentures that underlie the small issuer trust preferreds, it does not have the power to direct the activities that most significantly impact the trusts’ economic performance. Accordingly, FHN has determined that it is not the primary beneficiary of the associated trusts. FHN has no contractual requirements to provide financial support to the trusts.

Note 14 — Variable Interest Entities (continued)
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

Note 14 — Variable Interest Entities (continued)
The following table summarizes VIEs that are not consolidated by FHN:

As of June 30, 2010
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$100,057	$—	Other assets
Small Issuer Trust Preferred Holdings (c)	465,350	—	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	63,453	50,721	(d )
Proprietary Trust Preferred Issuances (e)	N/A	309,000	Term borrowings
Proprietary & Agency Residential Mortgage Securitizations	322,659	—	(f )
Holdings of Agency Mortgage-Backed Securities (c)	2,503,929	—	(g )
Short Positions in Agency Mortgage-Backed Securities (e)	N/A	732	Trading liabilities
Pooled Trust Preferred Securities (c)	34	—	Trading securities
Commercial Loan Troubled Debt Restructurings (h)(i)	36,686	—	Loans, net of unearned income
Managed Discretionary Trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $98.7 million of current investments and $1.3 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	$112.5 million was classified as Loans, net of unearned income, and $1.7 million was classified as Trading securities which are offset by $50.7 million classified as Term borrowings.

(e)	No exposure to loss due to the nature of FHN’s involvement.

(f)	Includes $93.7 million and $77.8 million classified as Mortgage servicing rights and $17.4 million and $22.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $227.1 million are classified as Other assets and is offset by aggregate custodial balances of $116.1 million classified as Noninterest-bearing deposits.

(g)	Includes $491.8 million classified as Trading securities and $2.0 billion classified as Securities available for sale.

(h)	Maximum loss exposure represents $36.1 million of current receivables and $.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.
See Other disclosures – Indemnification agreements and guarantees section of Note 9 – Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.
Quarter and Six Months Ended June 30, 2009
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

Note 14 — Variable Interest Entities (continued)
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

Nonconsolidated Variable Interest Entities. Since 1997, First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary, makes equity investments as a limited partner, in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships were considered VIEs because FTHC, as the holder of the equity investment at risk, does not have the ability to significantly affect the success of the entity through voting rights. FTHC was not considered the primary beneficiary of the LIHTC partnerships because an agent relationship existed between FTHC and the general partners, whereby the general partners cannot sell, transfer or otherwise encumber their ownership interest without the approval of FTHC. Because this resulted in a de facto agent relationship between the partners, the general partners were considered the primary beneficiaries because their operations were most closely associated with the LIHTC partnerships’ operations. FTHC has no contractual requirements to provide financial support to the LIHTC partnerships beyond its initial funding commitments.
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

Note 14 — Variable Interest Entities (continued)
In third quarter 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust did not qualify as a QSPE under ASC 860. This trust was determined to be a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. FTBNA determined that it was not the primary beneficiary of the trust due to the size and priority of the interests it retained in the securities issued by the trust. Accordingly, FTBNA accounted for the funds received through the securitization as a collateralized borrowing in its Consolidated Condensed Statements of Condition. FTBNA has no contractual requirement to provide financial support to the trust.
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
The following table summarizes VIEs that are not consolidated by FHN:

As of June 30, 2009
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$120,768	$—	Other assets
Small Issuer Trust Preferred Holdings	43,000	—	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	64,760	49,414	(c )
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings
Management of Fund of Funds	N/A	N/A	N/A

(a)	Maximum loss exposure represents $115.0 million of current investments and $5.8 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$112.5 million was classified as Loans, net of unearned income and $1.7 million was classified as Trading securities which are offset by $49.4 million classified as Other collateralized borrowings.

Note 15 — Derivatives
In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) through its legacy mortgage servicing operations, capital markets, and risk management operations, as part of its risk management strategy and as a means to meet customers’ needs. These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet as required by GAAP. The contractual or notional amounts of these financial instruments do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely re-evaluated. The Asset/Liability Committee (“ALCO”) monitors the usage and effectiveness of these financial instruments.
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
On June 30, 2010 and 2009, respectively, FHN had approximately $168.5 million and $122.2 million of cash receivables and $120.3 million and $79.2 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds, with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions that require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $26.1 million and $18.8 million of liabilities on June 30, 2010 and 2009, respectively. FHN had posted collateral of $24.7 million as of June 30, 2010 and $17.0 million as of June 30, 2009 in the normal course of business related to these contracts.

Note 15 — Derivatives (continued)
Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $158.2 million of assets and $173.2 million of liabilities on June 30, 2010 and was $99.6 million of assets and $99.3 million of liabilities on June 30, 2009. As of June 30, 2010 and 2009, FHN had received collateral of $120.3 million and $79.2 million and posted collateral of $165.8 million and $96.0 million, respectively, in the normal course of business related to these agreements.
Legacy Mortgage Servicing Operations
Retained Interests
FHN revalues MSR to current fair value each month with changes in fair value included in servicing income in mortgage banking noninterest income on the Consolidated Condensed Statements of Income. FHN hedges the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. FHN enters into interest rate contracts (potentially including swaps, swaptions, and mortgage forward purchase contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged for economic purposes.
FHN utilizes derivatives as an economic hedge (potentially including swaps, swaptions, and mortgage forward purchase contracts) to protect the value of its interest-only securities that change in value inversely to the movement of interest rates. Interest-only securities are included in trading securities on the Consolidated Condensed Statements of Condition. Changes in the fair value of these derivatives and the hedged interest-only securities are recognized currently in earnings in mortgage banking noninterest income as a component of servicing income on the Consolidated Condensed Statements of Income.
The following tables summarize FHN’s derivatives associated with legacy mortgage servicing activities for the three and six months ended June 30, 2010 and 2009:

				Gains/(Losses)
(Dollars in thousands)				Three Months Ended	Six Months Ended
Description	Notional	Assets	Liabilities	June 30, 2010	June 30, 2010
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$1,450,000	$13,950	N/A	$35,060	$40,620
Interest Rate Swaps and Swaptions (a) (b)	$2,775,000	$32,224	$6,333	$29,371	$56,421

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$197,378	N/A	$(21,722)	$(45,057)
Other Retained Interests (d) (b)	N/A	$40,204	N/A	$1,390	$3,021

(a)	Assets included in the other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the trading securities section of the Consolidated Condensed Statements of Condition.

Note 15 — Derivatives (continued)

				Gains/(Losses)
(Dollars in thousands)				Three Months Ended	Six Months Ended
Description	Notional	Assets	Liabilities	June 30, 2009	June 30, 2009
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$895,000	$3,973	$1,938	$(26,333)	$(3,824)
Interest Rate Swaps and Swaptions (a) (b)	$2,530,000	$1,474	$14,285	$(32,559)	$(13,076)

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$318,875	N/A	$44,232	$71,510
Other Retained Interests (d) (b)	N/A	$133,348	N/A	$20,814	$36,270

(a)	Assets included in the other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the trading securities section of the Consolidated Condensed Statements of Condition.
Capital Markets
Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including options, caps, swaps, and floors for its customers. In addition, capital markets enters into futures contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as other assets and other liabilities. The FTN Financial Risk and the Credit Risk Management Committees collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $100.9 million and $179.4 million for the three months ended June 30, 2010 and 2009, respectively, and $215.5 million and $385.1 million for the six months ended June 30, 2010 and 2009, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in capital markets noninterest income.
Near the end of second quarter 2010, capital markets acquired a pool of approximately $.6 billion of conforming mortgage loans with the intent to transfer the loans to a counterparty during the third quarter of 2010. As part of this transaction, capital markets entered into forward delivery contracts to economically hedge the value of the loans. Accordingly, FHN elected to recognize the loans at fair value and classified them as trading loans within trading securities on the Consolidated Condensed Statements of Condition as of June 30, 2010. Delivery of the loans and the related settlement of the forward delivery contracts is expected to occur in third quarter 2010.
The following table summarizes FHN’s derivatives associated with capital markets trading activities as of June 30, 2010 and 2009:

(Dollars in thousands)	June 30, 2010
Description	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,679,157	$82,406	$4,687
Offsetting Upstream Interest Rate Contracts	$1,679,157	$4,687	$82,406
Forwards and Futures Purchased	$3,637,263	$692	$5,496
Forwards and Futures Sold	$3,944,878	$6,030	$2,823

Note 15 — Derivatives (continued)

(Dollars in thousands)	June 30, 2009
Description	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,624,790	$42,226	$19,882
Offsetting Upstream Interest Rate Contracts	$1,624,790	$19,887	$42,236
Forwards and Futures Purchased	$6,411,343	$21,603	$21,628
Forwards and Futures Sold	$6,333,544	$24,707	$23,101

Interest Rate Risk Management
FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and liabilities have different maturity or repricing characteristics. FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers with customer derivatives paired with offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest expense.
FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations totaling $1.0 billion and $1.1 billion on June 30, 2010 and 2009, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $114.1 million and $92.4 million in other assets on June 30, 2010 and 2009, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In first quarter 2010, FHN repurchased $96.0 million of debt that was being hedged in these arrangements and terminated the related interest rate swap and hedging relationship.
FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.2 billion on both June 30, 2010 and 2009. The balance sheet impact of these swaps was $2.3 million in other assets and $4.6 million in other liabilities on June 30, 2010 and 2009, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In second quarter 2010, FHN’s counterparty called the swap associated with the $.2 billion of subordinated debt. Accordingly, hedge accounting was discontinued on the date of the settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to interest expense over its remaining term. FHN subsequently re-hedged the subordinated debt with a new interest rate swap using the long-haul method of effectiveness assessment. In first quarter 2009, FHN’s counterparty called the swap associated with $.1 billion of subordinated debt. Accordingly, hedge accounting was discontinued on the date of settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to interest expense over its remaining term.

Note 15 — Derivatives (continued)
The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2010 and 2009:

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended	Six Months Ended
Description	Notional	Assets	Liabilities		June 30, 2010	June 30, 2010
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,168,042	$88,496	$210		$16,895	$23,344
Offsetting Upstream Interest Rate Contracts (a)	$1,168,042	$210	$93,095		$(17,494)	$(24,444)

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,104,000	$116,415	N/A		$26,145	$39,429

Hedged Items:
Long-Term Debt (b)	N/A	N/A	$1,104,000	(c)	$(26,145) (d)	$(39,429) (d)

(a)	Gains/losses included in the other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the all other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended	Six Months Ended
Description	Notional	Assets	Liabilities		June 30, 2009	June 30, 2009
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,129,671	$77,962	$1,052		$188,769	$194,506
Offsetting Upstream Interest Rate Contracts (a)	$1,129,671	$1,052	$77,962		$(190,392)	$(196,297)

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,200,000	$92,420	$4,625		$(47,559)	$(58,166)

Hedged Items:
Long-Term Debt (b)	N/A	N/A	$1,200,000	(c)	$47,559 (d)	$58,166 (d)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Gains/losses included in the other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the all other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 15 — Derivatives (continued)
FHN hedges held-to-maturity trust preferred loans with a principal balance of $215.6 million and $244.6 million as of June 30, 2010 and 2009, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The balance sheet impact of those swaps was $20.0 million and $20.3 million in other liabilities on June 30, 2010 and 2009, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Gain/(loss) is included in other income and commissions on the Consolidated Condensed Statements of Income.
The following tables summarize FHN’s derivative activities associated with these loans for the three and six months ended June 30, 2010 and 2009:

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended	Six Months Ended
Description	Notional	Assets		Liabilities	June 30, 2010	June 30, 2010
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$215,583	N/A		$19,997	$(361)	$(776)

Hedged Items:
Trust Preferred Loans (a)	N/A	$215,583	(b)	N/A	$384	$782 (c)

(a)	Assets included in loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended	Six Months Ended
Description	Notional	Assets		Liabilities	June 30, 2009	June 30, 2009
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$244,583	N/A		$20,310	$6,608	$7,373

Hedged Items:
Trust Preferred Loans (a)	N/A	$244,583	(b)	N/A	$(6,601)	$(7,363) (c)

(a)	Assets included in loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 16 — Fair Value of Assets & Liabilities
FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes in accordance with the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets. FHN accounts for mortgage loans held for sale that were originated prior to 2008 at the lower of cost or market value. Mortgage loans originated for sale are included in loans held for sale on the Consolidated Condensed Statements of Condition. Other interests retained in relation to residential loan sales and securitizations are included in trading securities on the Consolidated Condensed Statements of Condition. Effective January 1, 2009, FHN adopted the provisions of ASC 820-10 for existing fair value measurement requirements related to non-financial assets and liabilities which are recognized at fair value on a non-recurring basis.
FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.
Transfers between fair value levels are recognized at the end of the fiscal quarter in which the associated change in inputs occurs.

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	June 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. Treasuries	$—	$105,796	$—	$105,796
Government agency issued MBS	—	295,046	—	295,046
Government agency issued CMO	—	196,775	—	196,775
Other U.S. government agencies	—	161,993	—	161,993
States and municipalities	—	21,708	—	21,708
Corporate and other debt	—	361,168	34	361,202
Trading loans	—	621,626	—	621,626
Equity, mutual funds, and other	—	2,438	—	2,438

Total trading securities — capital markets	—	1,766,550	34	1,766,584

Trading securities — mortgage banking
Principal only	—	11,340	—	11,340
Interest only	—	—	28,864	28,864

Total trading securities — mortgage banking	—	11,340	28,864	40,204

Loans held for sale	—	30,762	209,748	240,510

Securities available for sale:
U.S. Treasuries	—	68,568	—	68,568
Government agency issued MBS	—	915,601	—	915,601
Government agency issued CMO	—	1,096,506	—	1,096,506
Other U.S. government agencies	—	18,128	89,495	107,623
States and municipalities	—	41,875	—	41,875
Corporate and other debt	546	—	—	546
Venture capital	—	—	16,141	16,141
Equity, mutual funds, and other	13,715	31,158	—	44,873

Total securities available for sale	14,261	2,171,836	105,636	2,291,733

Mortgage servicing rights	—	—	201,746	201,746

Other assets:
Deferred compensation assets	25,365	—	—	25,365
Derivatives, forwards and futures	20,672	—	—	20,672
Derivatives, interest rate contracts	—	324,438	—	324,438

Total other assets	46,037	324,438	—	370,475

Total assets	$60,298	$4,304,926	$546,028	$4,911,252

Trading liabilities — capital markets:
U.S. Treasuries	$—	$224,951	$—	$224,951
Government agency issued MBS		732		732
Other U.S. government agencies	—	1,010	—	1,010
Corporate and other debt	—	254,784	—	254,784

Total trading liabilities — capital markets	—	481,477	—	481,477

Other short-term borrowings and commercial paper	—	—	25,886	25,886

Other liabilities:
Derivatives, forwards and futures	8,319	—	—	8,319
Derivatives, interest rate contracts	—	206,728	—	206,728

Total other liabilities	8,319	206,728	—	215,047

Total liabilities	$8,319	$688,205	$25,886	$722,410

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	June 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. Treasuries	$—	$71,361	$—	$71,361
Government agency issued MBS	—	340,465	—	340,465
Government agency issued CMO	—	53,682	—	53,682
Other U.S. government agencies	—	170,794	—	170,794
States and municipalities	—	15,917	—	15,917
Trading loans	—	130,426	—	130,426
Corporate and other debt	—	194,119	190	194,309
Equity, mutual funds, and other	834	2,697	12	3,543

Total trading securities — capital markets	834	979,461	202	980,497

Trading securities — mortgage banking	—	11,415	125,300	136,715
Loans held for sale	—	57,121	224,372	281,493
Securities available for sale:
U.S. Treasuries	—	48,406	—	48,406
Government agency issued MBS	—	1,117,547	—	1,117,547
Government agency issued CMO	—	1,169,431	—	1,169,431
Other U.S. government agencies	—	22,105	103,113	125,218
States and municipalities	—	44,700	1,545	46,245
Corporate and other debt	824	—	1,365	2,189
Equity, mutual funds, and other	41,397	59,173	17,406	117,976

Total securities available for sale	42,221	2,461,362	123,429	2,627,012

Mortgage servicing rights	—	—	337,096	337,096
Other assets	31,569	281,332	—	312,901

Total assets	$74,624	$3,790,691	$810,399	$4,675,714

Trading liabilities — capital markets:
U.S. Treasuries	$—	$160,465	$—	$160,465
Government agency issued MBS	—	2,707	—	2,707
Other U.S. government agencies	—	463	—	463
Corporate and other debt	—	122,646	—	122,646
Equity, mutual funds, and other	—	1	—	1

Total trading liabilities — capital markets	—	286,282	—	286,282

Other short-term borrowings and commercial paper	—	—	39,720	39,720
Other liabilities	1,938	225,093	—	227,031

Total liabilities	$1,938	$511,375	$39,720	$553,033

Note 16 — Fair Value of Assets & Liabilities (continued)
Changes in Recurring Level 3 Fair Value Measurements
In second quarter 2009, FHN changed the fair value methodology for certain loans held for sale. The methodology change had a minimal effect on the valuation of the applicable loans. Consistent with this change, the applicable amounts are presented as a transfer into Level 3 loans held for sale in the following second quarter 2009 rollforward. See Determination of Fair Value for a detailed discussion of the changes in valuation methodology.
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2010 and 2009, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2010
			Securities available for sale		Mortgage	Other short-term
	Trading	Loans held	Investment	Venture	servicing	borrowings and
(Dollars in thousands)	securities (a)	for sale	portfolio (d)	Capital	rights, net	commercial paper

Balance on April 1, 2010	$47,411	$209,672	$94,328	$16,141	$264,959	$36,180
Total net gains/(losses) included in:
Net income/(loss)	1,145	(3,803)	—	—	(31,417)	(10,294)
Other comprehensive income/(loss)	—	—	350	—	—	—
Purchases, sales, issuances, and settlements, net	(19,658)	3,879	(3,683)		(31,796)	—

Balance on June 30, 2010	$28,898	$209,748	$90,995	$16,141	$201,746	$25,886

Net unrealized gains/(losses) included in net income	$1,330 (b)	$(3,803) (b)	$—	$— (c)	$(30,121) (b)	$(10,294) (b)

	Three Months Ended June 30, 2009
			Securities available for sale		Mortgage	Other short-term
	Trading	Loans held	Investment	Venture	servicing	borrowings and
(Dollars in thousands)	securities (a)	for sale	portfolio (d)	Capital	rights, net	commercial paper

Balance on April 1, 2009	$154,320	$240,700	$111,999	$25,335	$381,024	$143,377
Total net gains/(losses) included in:
Net income/(loss)	20,486	(10,105)	—	(1,591)	54,088	10,124
Other comprehensive income/(loss)	—	—	(1,792)	—	—	—
Purchases, sales, issuances, and settlements, net	(49,304)	(6,223)	(5,549)	(4,973)	(98,016)	(113,781)

Balance on June 30, 2009	$125,502	$224,372	$104,658	$18,771	$337,096	$39,720

Net unrealized gains/(losses) included in net income	$19,493 (e)	$(10,106) (b)	$—	$(1,591) (c)	$52,866 (f)	$10,124 (b)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.

(b)	Primarily included in mortgage banking income.

(c)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(d)	Primarily represents other U.S. government agencies. States and municipalities are not significant.

(e)	$(.1) million included in capital markets noninterest income, $21.0 million included in mortgage banking noninterest income, and $(1.5) million in other income and commissions.

(f)	$54.4 million included in mortgage banking noninterest income and $(1.5) million included in other income and commissions.

Note 16 — Fair Value of Assets & Liabilities (continued)
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2010 and 2009, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2010
			Securities available for sale		Mortgage	Other short-term
	Trading	Loans held	Investment	Venture	servicing	borrowings and
(Dollars in thousands)	securities (a)	for sale	portfolio (d)	Capital	rights, net	commercial paper

Balance on January 1, 2010	$56,132	$206,227	$99,173	$15,743	$302,611	$39,662
Adjustment due to adoption of amendments to ASC 810	(4,776)	—	—	—	(2,293)	—
Total net gains/(losses) included in:
Net income/(loss)	3,162	(4,841)	—	—	(57,455)	(13,776)
Other comprehensive income/(loss)	—	—	1	—	—	—
Purchases, sales, issuances, and settlements, net	(25,620)	8,362	(8,179)	398	(41,117)	—

Balance on June 30, 2010	$28,898	$209,748	$90,995	$16,141	$201,746	$25,886

Net unrealized gains/(losses) included in net income	$2,687 (b)	$(4,841) (b)	$—	$— (c)	$(54,767) (b)	$(13,776) (b)

	Six Months Ended June 30, 2009
			Securities available for sale		Mortgage	Net derivative	Other short-term
	Trading	Loans held	Investment	Venture	servicing	assets and	borrowings and
(Dollars in thousands)	securities (a)	for sale	portfolio (d)	Capital	rights, net	liabilities	commercial paper

Balance on January 1, 2009	$153,542	$11,330	$111,840	$25,307	$376,844	$233	$27,957
Total net gains/(losses) included in:
Net income/(loss)	39,545	(8,328)	—	(1,593)	78,491	—	8,462
Other comprehensive income/(loss)	—	—	1,454	—	—	—	—
Purchases, sales, issuances, and settlements, net	(67,585)	(20,176)	(8,636)	(4,943)	(118,239)	(233)	3,301
Net transfers into/(out of) Level 3	—	241,546	—	—	—	—	—

Balance on June 30, 2009	$125,502	$224,372	$104,658	$18,771	$337,096	$—	$39,720

Net unrealized gains/(losses) included in net income	$29,535 (e)	$(8,328) (b)	$—	$(3,596) (c)	$73,665 (f)	$—	$8,462 (b)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.

(b)	Primarily included in mortgage banking income.

(c)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(d)	Primarily represents other U.S. government agencies. States and municipalities are not significant.

(e)	$(2.0) million included in capital markets noninterest income, $33.2 million included in mortgage banking noninterest income, and $(1.6) million in other income and commissions.

(f)	$77.8 million included in mortgage banking noninterest income and $(4.2) million included in other income and commissions.

Note 16 — Fair Value of Assets & Liabilities (continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2010 and 2009, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended	Six Months Ended
	Carrying value at June 30, 2010				June 30, 2010	June 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)

Loans held for sale — SBAs	$—	$10,707	$—	$10,707	$7	$48
Loans held for sale — first mortgages	—	—	20,959	20,959	(834)	(3,527)
Loans, net of unearned income (a)	—	—	215,198	215,198	(32,697)	(100,448)
Real estate acquired by foreclosure (b)	—	—	122,548	122,548	(3,398)	(9,409)
Other assets (c)	—	—	98,723	98,723	(2,684)	(5,218)

					$(39,606)	$(118,554)

					Three Months Ended	Six Months Ended
	Carrying value at June 30, 2009				June 30, 2009	June 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)

Loans held for sale	$—	$39,735	$31,285	$71,020	$948	$1,109
Securities available for sale	—	—	—	—	(516)	(516	)(c)
Loans, net of unearned income (a)	—	—	502,249	502,249	(81,251)	(154,823)
Real estate acquired by foreclosure (b)	—	—	116,584	116,584	(11,842)	(17,576)
Other assets (c)	—	—	114,988	114,988	(1,892)	(4,181)

					$(94,553)	$(175,987)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Writedowns on these loans are recognized as part of provision.

(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets.

(c)	Represents low income housing investments.
Fair Value Option
FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (“ASC 825”). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets.
In second quarter 2010 and 2009, capital markets acquired a pool of $621.6 million and $130.4 million, respectively, of conforming mortgage loans with the intent to transfer the loans to a counterparty during the third quarter following the quarter of acquisition. As part of this transaction, capital markets entered into forward delivery contracts to economically hedge the value of the loans. FHN elected to recognize the loans at fair value and classified them as trading loans within trading securities in the Consolidated Condensed Statements of Condition as of June 30, 2010 and 2009. For the loans acquired in second quarter 2010, delivery of the loans and the related settlement of the forward delivery contracts is expected to occur in third quarter 2010.
Prior to 2010, FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within Other Short Term Borrowings and Commercial Paper in the Consolidated Condensed Statements of Condition as of June 30, 2010 and 2009. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	June 30, 2010
			Fair value carrying
	Fair value	Aggregate	amount less aggregate
(Dollars in thousands)	carrying amount	unpaid principal	unpaid principal

Trading loans reported at fair value:
Total loans	$621,626	$603,406	$18,220
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—
Loans held for sale reported at fair value:
Total loans	240,510	292,605	(52,095)
Nonaccrual loans	22,506	45,495	(22,989)
Loans 90 days or more past due and still accruing	8,815	23,689	(14,874)

	June 30, 2009
			Fair value carrying
	Fair value	Aggregate	amount less aggregate
(Dollars in thousands)	carrying amount	unpaid principal	unpaid principal

Trading loans reported at fair value:
Total loans	$130,426	$129,544	$882
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—
Loans held for sale reported at fair value:
Total loans	$281,493	$326,691	$(45,198)
Nonaccrual loans	8,192	19,047	(10,855)
Loans 90 days or more past due and still accruing	7,221	17,705	(10,484)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2010	2009	2010	2009

Changes in fair value included in net income:
Capital markets noninterest income
Trading loans	$11,752	$1,463	$11,752	$1,463
Mortgage banking noninterest income
Loans held for sale	(3,803)	(6,816)	(4,841)	(5,038)
Other short-term borrowings and commercial paper	(10,294)	10,124	(13,776)	8,462
Estimated changes in fair value due to credit risk (loans held for sale)	(5,270)	(4,207)	(2,753)	(13,048)

For the three months ended June 30, 2010 and 2009, the amounts for loans held for sale include approximately $5.3 million and $4.2 million, respectively, of losses included in pretax earnings that are attributable to changes in instrument-specific credit risk. For the six months ended June 30, 2010 and 2009, the amounts for loans held for sale include approximately $2.8 million and $13.0 million, respectively, of losses included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans.
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
Trading securities also include retained interests in prior securitizations that qualify as financial assets, which may include certificated residual interests, excess interest (structured as interest-only strips), principal-only strips, or subordinated bonds. Residual interests represent rights to receive earnings to the extent of excess income generated by the underlying loans. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches, and interest-only strips are interest cash flow tranches. Subordinated bonds are bonds with junior priority. All financial assets retained from a securitization are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
The fair value of excess interest is determined using prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future cash flows. Inputs utilized in valuing excess interest are consistent with those used to value the related MSR. The fair value of excess interest typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience.
The fair value of certificated residual interests was determined using a valuation model that calculates the present value of estimated future cash flows. Inputs utilized in valuing residual interests are generally consistent with those used to value the related MSR. However, due to the lack of market information for residual interests, at June 30, 2009, FHN applied an internally-developed assumption about the yield that a market participant would require in determining the discount rate for its residual interests. The fair value of residual interests typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. All residual interests were removed from the balance sheet upon adoption of ASU 2009-17 on January 1, 2010.
In some instances, FHN retained interests in the loans it securitized by retaining certificated principal only strips or subordinated bonds. Subsequent to the August 2008 reduction of mortgage banking operations, FHN uses observable inputs such as trades of similar instruments, yield curves, credit spreads, and consensus prepayment speeds to determine the fair value of principal only strips. Previously, FHN used the market prices from comparable assets such as publicly traded FNMA trust principal only strips that were adjusted to reflect the relative risk difference between readily marketable securities and privately issued securities in valuing the principal only strips. The fair value of subordinated bonds was determined using the best available market information, which included trades of comparable securities, independently provided spreads to other marketable securities, and published market research. Where no market information was available, the company utilized an internal valuation model. As of June 30, 2009, no market information was available, and the subordinated bonds were valued using an internal discounted cash flow model, which included assumptions about timing, frequency and severity of loss, prepayment speeds of the underlying collateral, and the yield that a market participant would require. All subordinated bonds were removed from the balance sheet upon adoption of ASU 2009-17 on January 1, 2010.
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

Note 16 — Fair Value of Assets & Liabilities (continued)
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
Loans held for sale. In conjunction with the adoption of the provisions of the FASB codification update to ASC 820-10 in second quarter 2009, FHN revised its methodology for determining the fair value of certain loans within its mortgage warehouse. FHN now determines the fair value of the applicable loans using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. For all other loans held in the warehouse (and in prior periods for the loans converted to the discounted cash flow methodology), the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar products with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if FHN’s mortgage loan is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.
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

Note 16 — Fair Value of Assets & Liabilities (continued)
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

Note 16 — Fair Value of Assets & Liabilities (continued)
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

Note 16 — Fair Value of Assets & Liabilities (continued)
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held for sale, and long-term debt as of June 30, 2010 and 2009, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as off-balance sheet commitments as of June 30, 2010 and 2009.

	June 30, 2010		June 30, 2009
	Book	Fair	Book	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets:
Loans, net of unearned income and allowance for loan losses	$16,372,781	$15,369,601	$18,624,345	$16,936,999
Short-term financial assets	878,058	878,058	1,204,191	1,204,191
Trading securities	1,806,789	1,806,789	1,117,212	1,117,212
Loans held for sale	505,237	505,237	481,284	481,284
Securities available for sale	2,489,819	2,489,819	2,821,079	2,821,079
Derivative assets	345,110	345,110	285,305	285,305
Other assets	124,088	124,088	142,585	142,585
Nonearning assets	1,283,951	1,283,951	1,474,820	1,474,820

Liabilities:
Deposits:
Defined maturity	$2,169,430	$2,258,257	$3,583,820	$3,664,197
Undefined maturity	13,032,386	13,032,386	11,393,641	11,393,641

Total deposits	15,201,816	15,290,643	14,977,461	15,057,838
Trading liabilities	481,477	481,477	286,282	286,282
Short-term financial liabilities	2,766,339	2,766,339	4,960,689	4,960,689
Long-term debt	2,926,675	2,570,179	3,235,351	2,524,470
Derivative liabilities	215,047	215,047	227,031	227,031
Other noninterest-bearing liabilities	795,914	795,914	1,020,434	1,020,434

	Contractual	Fair	Contractual	Fair
	Amount	Value	Amount	Value

Off-Balance Sheet Commitments:
Loan commitments	$7,950,124	$1,107	$8,970,594	$1,378
Other commitments	513,936	6,133	572,646	5,232

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
In 2009, FHN contracted to sell its institutional equity research business, a division of FTN Financial. During first quarter 2010, the sale failed to close and FHN incurred an additional goodwill impairment, severance and contract terminations costs, and asset write-offs. Additionally, in late 2009 FHN sold and closed its Louisville remittance processing operations and the Atlanta insurance business and also cancelled a large services/consulting contract.
Net costs recognized by FHN during the six months ended June 30, 2010, related to restructuring, repositioning, and efficiency activities were $10.7 million. Of this amount, $6.3 million represented exit costs that were accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”).
Significant expenses recognized year to date 2010 resulted from the following actions:
▪	Severance and other employee costs of $2.5 million related to the exit of the institutional equity research business and the 2009 sale of Louisville remittance processing operations.

▪	Goodwill impairment of $3.3 million and lease abandonment expense of $2.3 million related to the closure of the institutional equity research business.

▪	Loss of $.7 million related to asset impairments from the institutional equity research business.
Net cost recognized by FHN in the six months ended June 30, 2009, related to restructuring, repositioning, and efficiency activities were $5.0 million. Of this amount, $2.9 million represented exit costs that were accounted for in accordance with ASC 420.
Significant expenses recognized year to date 2009 resulted from the following actions.
▪	Severance and related employee costs of $3.4 million related to discontinuation of national lending operations.

▪	Transaction costs of $1.1 million from the sale of mortgage servicing rights.

▪	Expense of $1.0 million related to asset impairments from branch closures.
The financial results of FTN ECM (the institutional equity research business) including goodwill impairment are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Transaction costs recognized in the periods presented from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income. All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by the management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related cost recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits; facilities consolidation costs and related asset impairment costs are included in occupancy; cost associated with the impairment of premises and equipment are included in equipment rentals; depreciation and maintenance and other costs associated with such initiatives, including professional fees, and intangible asset impairment costs are included in all other expense.
Activity in the restructuring and repositioning liability for the six months ended June 30, 2010 and 2009, is presented in the following table, along with other restructuring and repositioning expenses recognized. For repositioning actions initiated prior to 2010, costs associated with the reduction of national operations and termination of product and service offerings are included within the non-strategic segment while costs associated with efficiency initiatives affecting multiple segments and initiatives that occurred within regional banking and capital markets are included in the corporate segment. For repositioning actions initiated in 2010, the related costs are included in the segment that has decision-making responsibility.

Note 17 — Restructuring, Repositioning, and Efficiency (continued)

	Three Months Ended				Six Months Ended
	June 30				June 30
(Dollars in thousands)	2010		2009		2010		2009
	Charged to		Charged to		Charged to		Charged to
	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability

Beginning Balance	$—	$15,653	$—	$21,226	$—	$15,903	$—	$24,167
Severance and other employee related costs	(508)	(508)	674	674	2,540	2,540	3,376	3,376
Facility consolidation costs	21	21	—	—	2,311	2,311	—	—
Other exit costs, professional fees, and other	(28)	(28)	(532)	(532)	1,461	1,461	(468)	(468)

Total Accrued	(515)	15,138	142	21,368	6,312	22,215	2,908	27,075
Payments related to:
Severance and other employee related costs		213		1,770		5,703		5,844
Facility consolidation costs		830		652		1,396		2,212
Other exit costs, professional fees, and other		419		41		1,377		114
Accrual reversals		1,839		522		1,902		522

Restructuring and Repositioning Reserve Balance		$11,837		$18,383		$11,837		$18,383

Other Restructuring and Repositioning Expense:
Mortgage banking expense on servicing sales	1,532		—		1,532		1,142
All other income and commissions	8		—		27		—
Impairment of premises and equipment	—		142		706		973
Impairment of intangible assets	—		—		3,348		—
Impairment of other assets	36		—		267		—
Other	(1,493)		—		(1,493)		—

Total Other Restructuring and Repositioning Expense	83		142		4,387		2,115

Total Restructuring and Repositioning	$(432)		$284		$10,699		$5,023

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date as of June 30, 2010, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

Charged to
(Dollars in thousands)	Expense

Severance and other employee related costs*	$58,084
Facility consolidation costs	38,704
Other exit costs, professional fees, and other	18,939
Other restructuring and repositioning (income) and expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	21,175
Net loss on divestitures	12,535
Impairment of premises and equipment	18,517
Impairment of intangible assets	38,131
Impairment of other assets	40,492
Other	(1,493)

Total Restructuring and Repositioning Charges Incurred to Date as of June 30, 2010	$252,756

*	Includes $1.2 million of deferred severance-related payments that will be paid after 2010.

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a small community bank chartered in 1864 and is now one of the 50 largest bank holding companies in the United States in terms of asset size.
Approximately 5,500 FHN employees provide financial services through more than 180 bank locations in and around Tennessee and 18 capital markets offices in the U.S. and abroad.
The corporation’s two major brands — First Tennessee and FTN Financial — provide customers with a broad range of products and services. First Tennessee has the leading combined deposit market share in the 17 Tennessee counties where it does business and one of the highest customer retention rates of any bank in the country. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.
AARP and Working Mother magazine have recognized FHN as one of the nation’s best employers.
In first quarter 2010, FHN revised its operating segments to better align with its strategic direction, representing a focus on its regional banking franchise and capital markets business. Key changes include the addition of the non-strategic segment which combines the former mortgage banking and national specialty lending segments, the movement of correspondent banking from capital markets to regional banking, and the shift of first lien mortgage production in the Tennessee footprint to the regional banking segment. Exited businesses, such as the institutional equity research business (“FTN Equity Capital Markets”), were moved to the new non-strategic segment.
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
FHN is composed of the following operating segments:
▪	Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and surrounding markets. Additionally, regional banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing services, and correspondent banking services.

▪	Capital markets provides a broad spectrum of financial services for the investment and banking communities through the integration of traditional capital markets securities activities, loan sales, portfolio advisory services, and derivative sales.

▪	Corporate consists of unallocated corporate income/expenses including gains and losses on repurchases of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and certain charges related to restructuring, repositioning, and efficiency initiatives.
▪	Non-strategic includes the former mortgage banking and national specialty lending segments, exited businesses and loan portfolios, other discontinued products and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three and six-month periods ended June 30, 2010, compared to the three and six-month periods ended June 30, 2009. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2009 financial statements, notes, and MD&A is provided in the 2009 Annual Report.
FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), U.S. Department of the Treasury, the Bureau of Consumer Financial Protection, the Financial Stability Oversight Council, and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, and in other parts of this Quarterly Report on Form 10-Q for the period ended June 30, 2010.
FINANCIAL SUMMARY
For second quarter 2010, FHN reported net income available to common shareholders of $2.7 million, or $.01 diluted earnings per share compared to a loss of $123.2 million, or $.54 diluted loss per share in second quarter 2009.
Results in second quarter 2010 were primarily driven by a $190.0 million decline in the loan loss provision, a $60.6 million decline in noninterest expense, and an increase in mortgage banking income from second quarter 2009. The decline in provision expense was principally because of efforts to wind down the higher-risk non-strategic construction portfolios. Additionally, FHN saw some improvement in certain components of the C&I portfolio and performance stabilized in the consumer portfolios. Overall, revenue was down as net interest income declined $17.0 million to $182.1 million consistent with shrinkage of the balance sheet and noninterest income was down $36.1 million to $248.0 million. A $78.3 million decline in capital markets’ fixed income sales revenue from 2009 was partially mitigated by a rise in mortgage banking income. While still strong compared to historical levels, lower fixed income sales revenue reflects normalization of very favorable market conditions that existed in 2009. The low interest rate environment favorably affected net hedging results resulting in a $47.8 million increase in mortgage banking income.
Noninterest expenses declined by $60.6 million to $341.8 million in second quarter 2010. The decline in noninterest expense was largely attributable to lower capital markets’ variable personnel costs, reduced expenses related to foreclosed assets, and a $12.2 million decline in FDIC premium insurance costs. The significant decline in expense was partially offset by a $26.9 million increase in the repurchase and foreclosure provision related to the legacy mortgage banking operations as repurchase requests and notices of mortgage insurance cancellations related to prior loan sales continue to rise.
Return on average common equity and return on average assets for second quarter 2010 were .49 percent and .32 percent, respectively, compared to negative 20.96 percent and negative 1.46 percent in 2009. Tier 1 capital ratio was 16.80 percent as of June 30, 2010, compared to 15.55 percent on June 30, 2009. Total assets were $26.3 billion and shareholders’ equity was $3.3 billion on June 30, 2010, compared to $28.8 billion and $3.4 billion, respectively, on June 30, 2009.

BUSINESS LINE REVIEW
Regional Banking
The regional banking segment had pre-tax income of $29.4 million in second quarter 2010 compared to a pre-tax loss of $5.4 million in second quarter 2009. Improvement in pretax results was primarily due to lower loan loss provisioning and reduced expenses. Total revenues decreased 5 percent, or $11.8 million, to $216.8 million in second quarter 2010.
The provision for loan losses decreased to $28.0 million in second quarter 2010 from $56.2 million in second quarter 2009. The decrease in provision was primarily driven by the more recent stabilization experienced in the C&I portfolio.
Net interest income decreased 3 percent to $137.5 million in second quarter 2010 from $141.6 million in second quarter 2009. The decrease in net interest income was primarily attributable to a decline in loan demand and the effects of the historically low interest rate environment which was partially offset by improved commercial loan pricing. Net interest margin in regional banking expanded to 5.10 percent in second quarter 2010 from 4.69 percent in second quarter 2009. The margin expansion is primarily attributable to improved commercial loan pricing combined with lower loan balances.
Noninterest income declined 9 percent, or $7.7 million, to $79.3 million in second quarter 2010. Deposit transactions and cash management fees were down $2.6 million from second quarter 2009 primarily due to a change in the consumer NSF fee structure that was implemented in early 2010. Mortgage banking origination income declined by $5.1 million from $8.7 million in 2009 as mortgage refinance volume was elevated in early 2009. The decrease in refinance volumes from 2009 is linked to the decline in the size of the servicing portfolio which has reduced the pool of eligible borrowers likely to refinance with FHN.
Noninterest expense decreased to $159.3 million in second quarter 2010 from $177.9 million in second quarter 2009. Provision for unfunded commitments declined $6.5 million reflecting improved overall credit quality from a year ago. Variable operational costs associated with mortgage origination declined $3.6 million, consistent with a reduction in refinance volume from last year. Foreclosure losses decreased $5.2 million in second quarter 2010, primarily due to higher negative valuation adjustments recognized in second quarter 2009 as the rate of decline in property values stabilized in certain markets. Also contributing to the decline of noninterest expense, 2009 expenses included the regional bank’s proportionate share of FDIC premiums, including a special assessment, which caused higher 2009 expense. The effect of lower 2010 FDIC premiums was partially offset by an increase in technology and credit-related costs.
Capital Markets
Pre-tax income decreased from $88.3 million in second quarter 2009 to $27.5 million in second quarter 2010 due to a decline in fixed income sales revenue.
Revenue from fixed income sales decreased to $91.8 million in second quarter 2010 from $170.1 million in second quarter 2009. While still strong compared to historical levels, this decrease in fixed income sales revenue reflects normalization of very favorable market conditions that existed in 2009. Average daily revenue was $1.5 million in second quarter 2010 compared with $2.7 million in 2009. Revenue from other products, including fee income from activities such as loan sales, portfolio advisory and derivative sales decreased slightly from $9.4 million in second quarter 2009 to $9.1 million in second quarter 2010.
Noninterest expense declined by $17.2 million to $78.2 million in second quarter 2010, primarily due to a decrease in variable personnel costs attributable to lower fixed income sales revenue in second quarter 2010.
Corporate
The corporate segment’s pre-tax loss was $5.5 million in second quarter 2010 compared to a pre-tax loss of $8.8 million in second quarter 2009. Net interest income was $1.6 million in second quarter 2010 compared to $6.2 million in second quarter 2009 primarily due to lower yielding, smaller investment portfolio and also changing balance sheet mix.

Noninterest income was $4.6 million in second quarter 2010 compared to $11.4 million in second quarter 2009 due to decreased deferred compensation income.
Noninterest expense decreased to $11.7 million in second quarter 2010 from $26.4 million in second quarter 2009 primarily due to lower deferred compensation expenses in 2010. Additionally, second quarter 2010 includes a reversal of $5.0 million of contingent liability for certain Visa legal matters.
Non-Strategic
The pre-tax loss for the non-strategic segment was $33.2 million in 2010 compared with $253.2 million in 2009. Net interest income declined $9.0 million to $38.2 million as the net interest margin increased 8 basis points. The wind-down of the construction portfolios was the primary source of the lower net interest income from 2009. Provision expense declined $161.8 million from second quarter 2009 primarily due to reduced exposure from the construction portfolios as average balances of these loans have declined 65 percent since second quarter 2009.
Noninterest income increased $56.9 million from $6.3 million in second quarter 2009 primarily due to an increase in positive net hedging results. Servicing income, which comprises the majority of mortgage banking income, increased by $47.3 million as 2010 included $44.1 million of positive hedge gains compared to $6.2 million in 2009. Servicing fees declined $1.8 million consistent with the continued decline in the size of the servicing portfolio. In second quarter 2009, other income included a $12.0 million charge to increase the repurchase reserve for prior junior lien consumer mortgage loan sales.
Noninterest expense was $92.6 million in 2010 compared with $102.9 million 2009. A $26.9 million increase in charges related to the repurchase reserve from legacy national mortgage banking first lien mortgage originations and sales was more than offset by declines in personnel expense and contract employment expenses resulted from the continued wind-down of businesses within this segment. Additionally, second quarter 2009 included an $8.1 million charge to increase the private mortgage insurance reserve as a result of increased mortgage default expectations.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
FHN has been conducting a company-wide review of business practices with the goal of improving its overall profitability and productivity. In order to redeploy capital to higher-return businesses, FHN implemented numerous actions since 2007 including, but not limited to the following:
▪	Sold 34 full-service First Horizon Bank branches in national banking markets.

▪	Discontinued national homebuilder and commercial real estate lending through First Horizon Construction Lending.

▪	Sold components of national mortgage banking business including origination pipeline, related hedges, certain fixed assets, servicing assets, and associated custodial deposits.

▪	Exited the institutional equity research business.

▪	Sold various other non-strategic businesses including Louisville remittance processing operations (“FERP”) and the Atlanta insurance business.
Net costs recognized by FHN during the six months ended June 30, 2010, related to restructuring, repositioning, and efficiency activities were $10.7 million. Of this amount, $6.3 million represented exit costs that were accounted for in accordance with the FASB Accounting Standards Codification Topic for Exit or Disposal Activities Cost Obligations (“ASC 420”). Significant expenses recognized during the first half of 2010 resulted from the following actions:
▪	Severance and related employee costs of $2.5 million related to the institutional equity research business and the 2009 sale of Louisville remittance processing operations.

▪	Goodwill impairment of $3.3 million and lease abandonment expense of $2.3 million related to the closure of the institutional equity research business.

▪	Loss of $.7 million related to asset impairments from institutional equity research.

Net costs recognized by FHN during the six months ended June 30, 2009, related to restructuring, repositioning, and efficiency activities were $5.0 million. Of this amount, $2.9 million represented exit costs that were accounted for in accordance with the FASB Accounting Standards Codification Topic for Exit or Disposal Activities Cost Obligations (“ASC 420”). Significant expenses recognized during the first half of 2009 resulted from the following actions:
▪	Severance and related employee costs of $3.4 million related to discontinuation of national lending operations.

▪	Transaction costs of $1.1 million from the contracted sale of mortgage servicing rights.

▪	Loss of $1.0 million related to asset impairments from branch closures.
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
Charges related to restructuring, repositioning, and efficiency initiatives for the three and six month periods ended June 30, 2010 and 2009, are presented in the following table based on the income statement line item affected. See Note 17 — Restructuring, Repositioning, and Efficiency Charges and Note 2 — Acquisitions/Divestitures for additional information.
Table 1 — Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Noninterest income:
Mortgage banking	$(1,532)	$—	$(1,532)	$(1,142)
All other income and commissions	(8)	—	(27)	—

Total noninterest income	(1,540)	—	(1,559)	(1,142)

Noninterest expense:
Employee compensation, incentives, and benefits	(576)	674	52	3,376
Occupancy	856	(573)	909	(573)
Legal and professional fees	14	14	119	76
All other expense	(1,456)	169	(1,225)	1,002

Total noninterest expense	(1,162)	284	(145)	3,881

Income/(loss) before income taxes	(378)	(284)	(1,414)	(5,023)
Income/(loss) from discontinued operations	810	—	(9,285)	—

Net charges from restructuring, repositioning, and efficiency initiatives	$432	$(284)	$(10,699)	$(5,023)

Certain previously reported amounts have been reclassified to agree with current presentation.

Activity in the restructuring and repositioning liability for the three and six month periods ended June 30, 2010 and 2009 is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Beginning Balance	$15,653	$21,226	$15,903	$24,167
Severance and other employee related costs	(508)	674	2,540	3,376
Facility consolidation costs	21	—	2,311	—
Other exit costs, professional fees, and other	(28)	(532)	1,461	(468)

Total Accrued	15,138	21,368	22,215	27,075
Payments related to:
Severance and other employee related costs	213	1,770	5,703	5,844
Facility consolidation costs	830	652	1,396	2,212
Other exit costs, professional fees, and other	419	41	1,377	114
Accrual Reversals	1,839	522	1,902	522

Restructuring and Repositioning Reserve Balance	$11,837	$18,383	$11,837	$18,383

INCOME STATEMENT
Total consolidated revenue decreased 11 percent to $430.1 million from $483.3 million in second quarter 2009 primarily due to a decline in capital markets income and net interest income, but was somewhat offset by an increase in mortgage banking income.
NET INTEREST INCOME
Net interest income declined to $182.1 million in second quarter 2010 from $199.1 million in 2009 as average earning assets declined 12 percent to $23.0 billion and average interest-bearing liabilities declined 14 percent to $17.1 billion in second quarter 2010. The decline in net interest income is primarily attributable to a reduction in the size of the loan portfolio which was partially mitigated by improved funding costs.
The consolidated net interest margin improved to 3.19 percent for second quarter 2010 compared to 3.05 percent for 2009. The widening in the margin occurred as the net interest spread increased to 2.96 percent from 2.77 percent in second quarter 2009 and the impact of free funding decreased from 28 basis points to 23 basis points. The increase in the margin is primarily attributable to an overall decline in lower rate earning assets, improved deposit pricing, and lower wholesale funding costs. These favorable impacts were offset by an increase in excess deposits at the Federal Reserve Bank.
FHN expects the net interest margin to remain somewhat stable over the next few periods based on the assumption that interest rates will remain at historical lows for the near future.

Table 2 — Net Interest Margin

	Three Months Ended
	June 30
	2010	2009

Consolidated yields and rates:
Loans, net of unearned income	4.08%	3.95%
Loans held for sale	4.51	4.22
Investment securities	4.47	4.98
Capital markets securities inventory	3.86	3.97
Mortgage banking trading securities	8.26	12.97
Other earning assets	0.20	0.20

Yields on earning assets	3.86	3.91

Interest-bearing core deposits	0.80	1.27
Certificates of deposit $100,000 and more	2.27	2.10
Federal funds purchased and securities sold under agreements to repurchase	0.24	0.21
Capital markets trading liabilities	3.58	4.29
Short-term borrowings and commercial paper	0.63	0.26
Long-term debt	1.02	1.48

Rates paid on interest-bearing liabilities	0.90	1.14

Net interest spread	2.96	2.77
Effect of interest-free sources	0.23	0.28

FHN — NIM	3.19%	3.05%

NONINTEREST INCOME
Noninterest income was 58 percent of total revenue in second quarter 2010 compared to 59 percent in 2009 while decreasing by $36.1 million to $248.0 million in second quarter 2010.
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
Capital markets noninterest income decreased to $100.9 million in second quarter 2010 from $179.4 million in 2009. Although revenue was still solid and favorable market conditions persisted, revenues from fixed income sales decreased $78.3 million to $91.8 million in 2010. Revenue from other products, such as loan sales, portfolio advisory and derivative sales represented 9 percent of total capital markets income in second quarter 2010 and was relatively flat compared with 2009.
Table 3 — Capital Markets Noninterest Income

	Three Months Ended				Six Months Ended
	June 30		Percent		June 30		Percent
(Dollars in thousands)	2010	2009	Change (%)		2010	2009	Change (%)

Noninterest income:
Fixed income	$91,849	$170,106	46.0	-	$197,119	$367,091	46.3	-
Other product revenue	9,027	9,278	2.7	-	18,328	17,993	1.9	+

Total capital markets noninterest income	$100,876	$179,384	43.8	-	$215,447	$385,084	44.1	-

Mortgage Banking Noninterest Income
Mortgage banking income consisted primarily of fees from mortgage servicing, changes in the fair value of servicing assets net of hedge gains or losses, fair value adjustments to the remaining warehouse, and origination income through the regional banking footprint. Mortgage banking income increased to $63.3 million in second quarter 2010 compared to $15.5 million in 2009.
Servicing income, which comprises the majority of mortgage banking income, increased by $47.3 million as 2010 included $44.1 million of positive net hedging gains compared to only $6.2 million in 2009. A widening of spreads between mortgage and swap rates and the low interest rate environment affected the larger positive hedge results in 2010. Servicing fees declined $1.8 million consistent with the continued decline of the size of the servicing portfolio. The change in the fair value of mortgage servicing rights (“MSR”) attributable to runoff declined by $11.2 million which favorably affected servicing income. Origination income was minimal in second quarter 2010 because a decline in refinance volume which favorably impacted origination income in 2009 was offset by fair value adjustments of the remaining mortgage warehouse. The decrease in refinance volumes from 2009 is linked to the decline in the size of the servicing portfolio which has reduced the pool of eligible borrowers likely to refinance with FHN.
All Other Noninterest Income and Commissions
Deposit transactions and cash management income declined $2.8 million to $39.0 million primarily due to a change in the consumer NSF fee structure that was implemented in early 2010. Insurance commission income was down $2.0 million primarily because 2009 included income attributable to the Atlanta insurance business which was sold in fourth quarter 2009. Table 4 — Other Income provides additional detail of the Other income line item on the Consolidated Condensed Statements of Income. All other income and commissions decreased slightly to $26.3 million in second quarter 2010 from $27.2 million in 2009. Changes in deferred compensation income are driven by market conditions and are mirrored by changes in deferred compensation expense which is reflected as a component of personnel expense. The decline in reinsurance fees and remittance processing income are consistent with the exit of those businesses. Other income and commissions were favorably affected by a reduction in the consumer loan repurchase provision as 2009 included a $12.0 million charge to increase the repurchase reserve for prior junior lien consumer mortgage loan sales.
Table 4 — Other Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Other income:
Bank owned life insurance	$5,784	$4,295	$12,253	$8,426
Bankcard income	5,271	5,076	9,819	9,972
ATM interchange fees	3,232	2,729	6,889	4,934
Other service charges	2,382	3,030	4,765	6,551
Electronic banking fees	1,887	1,518	3,612	3,127
Letter of credit fees	1,802	1,368	3,441	2,728
Reinsurance fees	587	2,788	1,450	5,584
Remittance processing	575	3,374	1,196	6,517
Gain on repurchases of debt	—	—	17,060	60
Deferred compensation	(762)	4,957	268	2,214
Consumer loan repurchases	(15)	(11,982)	(28)	(21,932)
Other	5,584	10,003	11,757	17,472

Total	$26,327	$27,156	$72,482	$45,653

NONINTEREST EXPENSE
Total noninterest expense decreased 15 percent, or $60.6 million, in second quarter 2010 from 2009.
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased to $164.9 million from $193.4 million in second quarter 2009. This decline was primarily attributable to the higher compensation costs that resulted from higher fixed income sales revenues in capital markets in 2009. Expenses related to foreclosed properties declined by $16.7 million to $5.1 million. This decline is attributable to stabilization in property values as the amount of negative valuation adjustments decreased. FDIC premium expenses declined $12.2 million as 2009 included the impact of a special assessment. The overall decrease in noninterest expense includes the effect of a $26.9 million increase in charges related to the repurchase reserve from legacy national mortgage banking first lien mortgage originations and sales.
Table 5 — Other Expense provides additional detail of the Other expense line item on the Consolidated Condensed Statements of Income. All other expenses declined to $23.3 million from $50.3 million in the second quarter 2009. In 2009, all other expenses included an $8.1 million charge to increase the reserve related to private mortgage insurance reserve as a result of increasing mortgage default expectations. These charges were minimal in second quarter 2010 as FHN has settled a substantial amount of these obligations. Provisioning for off-balance sheet commitments declined $6.4 million and FHN reversed $5.0 million of the contingent liability for certain Visa legal matters which favorably affected Other expense. Additionally, operational costs related to the mortgage origination business within the regional bank declined $3.5 million due to elevated refinance volumes in 2009.
Table 5 — Other Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Other expense:
Advertising and public relations	$5,598	$5,229	$10,877	$11,042
Low income housing expense	5,364	5,509	10,830	10,634
Other insurance and taxes	3,672	3,239	6,929	6,138
Travel and entertainment	2,686	2,691	5,135	5,025
Customer relations	1,838	1,960	3,805	4,248
Bank examination costs	1,142	1,248	2,284	2,496
Supplies	1,100	1,512	2,268	1,782
Employee training and dues	1,007	1,537	2,494	2,962
Federal services fees	712	1,360	1,619	2,727
Loan insurance expense	682	2,057	(2,192)	3,969
Other	(461)	23,984	7,627	50,706

Total	$23,340	$50,326	$51,676	$101,729

INCOME TAXES
During 2010, there were several items which positively affected the effective tax rate. Tax credits reduced taxes by $5.9 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced taxes by $2.0 million.
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
In second quarter 2010, FHN’s net DTA decreased to $288 million. FHN evaluates the likelihood of realization of the net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at June 30,

2010, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized $288 million net DTA is more likely than not. This assertion could change should FHN experience greater losses in the near-future than management currently anticipates.
ADOPTION OF ACCOUNTING UPDATES
Effective January 1, 2010, FHN adopted the provisions of Accounting Standards Update 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 amends ASC 810 to revise the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. ASC 810 adds additional criteria which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, the amendments to ASC 810 require continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. Under ASC 810, as amended, separate presentation is required on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary.
Upon adoption of the amendments to ASC 810, FHN re-evaluated all former QSPEs and entities already subject to ASC 810 under the revised consolidation methodology. Based on such re-evaluation, consumer loans with an aggregate unpaid principal balance of approximately $245.2 million were prospectively consolidated as of January 1, 2010, along with secured borrowings of $236.3 million, as the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN being considered the related trusts’ primary beneficiary under the qualitative analysis required by ASC 810, as amended. MSR and trading assets held in relation to the newly consolidated trusts were removed from the mortgage servicing rights and trading securities sections of the Consolidated Condensed Statements of Condition, respectively, upon adoption of the amendments to ASC 810. As the assets of FHN’s consolidated residential mortgage securitization trusts are pledged to settle the obligations due to the holders of the trusts’ securities and since the security holders have no recourse to FHN, the asset and liability balances have been parenthetically disclosed on the face of the Consolidated Condensed Statements of Condition as restricted in accordance with the presentation requirements of ASC 810, as amended. Since FHN determined that calculation of carrying values was not practicable, the unpaid principal balance measurement methodology was used upon adoption, with the allowance for loan losses (“ALLL”) related to the newly consolidated loans determined using FHN’s standard practices.
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
See Note 1 — Financial Information for a complete discussion of all accounting updates adopted during 2010.

STATEMENT OF CONDITION REVIEW
Total assets were $26.3 billion in second quarter 2010, compared to $28.8 billion in second quarter 2009. Average assets decreased to $25.6 billion in second quarter 2010 from $28.9 billion in second quarter 2009.
EARNING ASSETS
Earning assets consist of loans, loans held for sale, investment securities, trading securities and other earning assets. Earning assets averaged $23.0 billion and $26.2 billion for second quarter 2010 and 2009, respectively. A more detailed discussion of the major line items follows.
Loans
Average loans declined 15 percent from second quarter 2009 as a result of the continued wind down of the non-strategic portfolios combined with weak loan demand. In first quarter 2010, FHN prospectively adopted amendments to ASC 810 which resulted in the consolidation of $245.2 million of loans, primarily home equity lines of credit (“ HELOC”), that were securitized in which FHN retained a significant interest subsequent to the securitization. These loans, along with HELOC that were already recognized on FHN’s balance sheet which collateralize borrowings of securitization trusts, are reflected as Restricted real estate loans below. Additionally, these loans are presented parenthetically on the Consolidated Condensed Statements of Condition.
Table 6 — Average Loans

	Three Months Ended June 30
		Percent	Percent			Percent
(Dollars in millions)	2010	of Total	Change		2009	of Total

Commercial:
Commercial, financial, and industrial	$6,719.5	40%	10.5	-	$7,506.8	37%
Real estate commercial (a)	1,420.5	8	7.9	-	1,542.1	8
Real estate construction (b)	692.1	4	52.5	-	1,455.6	7

Total commercial	8,832.1	52	15.9	-	10,504.5	52

Retail:
Real estate residential (c)	7,049.5	41	10.9	-	7,907.7	39
Real estate construction (d)	74.2	*	89.0	-	672.0	3
Other retail	113.2	1	13.8	-	131.3	1
Credit card receivables	187.5	1	1.8	+	184.2	1
Restricted real estate loans (e)	853.6	5	23.1	+	693.6	4

Total retail	8,278.0	48	13.7	-	9,588.8	48

Total loans, net of unearned	$17,110.1	100%	14.8	-	$20,093.3	100%

*	Amount less than one percent.

(a)	Includes nonconstruction income property loans and land loans not involving development.

(b)	Includes homebuilder, condominium, income property construction, and land development loans.

(c)	Includes primarily home equity loans and lines of credit (average HELOC in second quarter 2010 and 2009 were $3.6 billion and $3.8 billion, respectively).

(d)	One-time close product.

(e)	Prior to 2010, includes on balance sheet securitizations of home equity lines. Beginning first quarter 2010, also includes loans consolidated due to the adoption of amendments to ASC 810.
Total commercial loans declined $1.7 billion to $8.8 billion in second quarter 2010. The Commercial, financial, and industrial (“C&I”) portfolio and Commercial real estate construction portfolio each declined $.8 billion which contributed to majority of the decrease in total commercial loans. The decline in the C&I portfolio is due to continued weak loan demand because of the slow economic recovery while the strategic wind-down of non-strategic loans drove the decline in the commercial real estate construction portfolio. Total retail loans declined 14 percent, or $1.3 billion, to $8.3 billion in second quarter 2010. The real estate residential portfolio, home equity loans and permanent mortgages, declined $.9 billion to $7.0 billion. Home equity lines and loans represent a majority of this line item and the gradual wind down of the non-strategic component continued. The

Residential construction portfolio (“OTC”) has been reduced significantly since second quarter 2009 and averaged $74.2 million in second quarter 2010.
Loans Held for Sale
Loans held for sale consists of the mortgage warehouse (the majority of this line item), student, small business, and home equity loans. Loans held for sale declined $129.6 million since 2009 and averaged $.5 billion in second quarter 2010 as FHN attempts to shrink the remaining mortgage warehouse.
Other Earning Assets
All other earning assets, including investment securities, capital markets and mortgage trading securities, interest-bearing cash, and federal funds sold declined a combined $.1 billion since second quarter 2009. The investment securities portfolio declined $.3 billion primarily because of natural run-off of mortgage backed securities. Other earning assets increased $.2 billion primarily driven by an increase in excess Federal Reserve Bank deposits. Trading securities increased $31.1 million as a reduction of retained interests (i.e. interest only strips, subordinated bonds, and residuals) from prior securitizations partially offset an increase in capital markets’ trading inventory.
Funds
Total deposits increased $.9 billion to $15.3 billion as average core deposits increased $1.8 billion primarily driven by efforts to increase customer deposits within the wealth management group during 2009 and first half of 2010. The increase in core deposits permitted FHN to reduce higher-cost purchased CD’s by $.9 billion since second quarter 2009. The contracting balance sheet and growth in core deposits also limited funding needs from other sources as Other borrowed funds declined $3.2 billion from $5.9 billion in 2009. Average borrowings through the Federal Reserve Term Auction Facility decreased $2.9 billion while borrowings from the Federal Home Loan Bank declined $.3 billion. Funding from long-term debt decreased $.8 billion and averaged $2.9 billion during second quarter 2010. The decline in term borrowings was due to a decrease in funding from long-term bank notes since second quarter 2009.
Financial Summary (Comparison of first six months of 2010 to first six months of 2009)
FHN reported a net loss available to common shareholders of $25.0 million or $.11 loss per diluted share for the six months ended June 30, 2010. The net loss available to common shareholders was $206.0 million or $.91 loss per diluted share in 2009. For the six months ended June 30, 2010, return on average common equity and return on average assets were negative 2.29 percent and .08 percent, respectively. Return on average common equity and return on average assets were negative 17.11 percent and negative 1.16 percent for the six months ended June 30, 2009.
For the first six months of 2010, total revenues were $.9 billion; a decrease of 20 percent from $1.1 billion for the six months ended 2009. Net interest income declined $33.2 million to $362.5 million as average earning assets declined $3.8 billion, or 14 percent, from 2009. Provision expense for loan losses decreased by $385.0 million for the six months ended June 30, 2010, from $560.0 million in the first half of 2009 reflecting success of winding down the national construction portfolios and improved performance in the consumer portfolios.
Noninterest income for the first six months of 2010 decreased to $496.3 million from $683.5 million in 2009 due to a decline in capital markets and mortgage banking income. Capital markets noninterest income decreased by 44 percent to $215.4 million for the first half of 2010 from $385.1 million a year ago. This decrease in noninterest income reflects normalization of very favorable market conditions that existed in 2009.
Mortgage banking income was $98.2 million for the six months ended June 30, 2010, compared to $131.2 million for six months ended June 30, 2009. Servicing income, which accounts for the majority of mortgage banking income, decreased to $92.6 million in the first half of 2010 from $116.8 million. Although the size of the servicing portfolio declined 28 percent, the decline in servicing income is primarily attributable to a decrease in net positive hedging gains. Positive net hedging gains during the first half of 2010 were $55.0 million compared to $90.9 million during 2009 as the low interest rate environment contributes to favorable hedge results. However, in the first half of 2009, wider spreads between mortgage and swap rates contributed to the notably larger positive net hedge results. The decrease in the fair value of MSR attributable to runoff declined to $16.1 million in 2010 from $37.0 million in 2009. Servicing fees were $53.7 million during 2010 compared to $62.9 million consistent with the decline in the size of the mortgage servicing portfolio. Origination income decreased to $4.5 million for the six months ended June 30, 2010, from $13.0 million. In the first half of 2010, income from origination activity within the regional banking footprint was $5.6 million compared to $14.4 million in 2009 as the first half of 2009 was higher due to elevated refinance volumes. The decrease in refinance volumes from 2009 is linked to the decline in the size of the servicing portfolio which has reduced the pool of eligible borrowers likely to refinance with FHN. Negative unhedged fair value adjustment of the remaining mortgage warehouse was $1.9 million in 2010 compared to $8.6 million in 2009.
Deposit transactions and cash management fee income was $74.8 million in 2010 compared with $80.8 million in 2009. This decline is primarily due to a change in the consumer NSF fee structure that was implemented in early 2010. Insurance commissions were $9.8 million in 2010 compared to $13.5 million in 2009 as soft demand continued and 2009 included revenues from the Atlanta insurance business which was sold in fourth quarter 2009.
Other noninterest income and commissions was $72.5 million in 2010 compared with $45.7 million in 2009. The net increase in other noninterest income and commissions is attributable to several factors. In 2010, FHN recognized $17.1 million gain on the repurchase of bank debt with only minimal gains in 2009. In 2009, FHN recognized $22.0 million of charges to increase the repurchase reserve for prior junior lien consumer mortgage loan sales which favorably affected the increase in other noninterest income. Additionally, income from bank-owned life insurance increased $3.8 million due to death benefits received during 2010. Other noninterest income was negatively affected by a $5.3 million decline in remittance process income as the Louisville operation was sold in fourth quarter 2009. Reinsurance premium income declined $4.1 million from 2009 as FHN has settled with a majority of the private mortgage insurance providers resulting in insurance premium income being fully allocated to the primary insurer.
Total noninterest expense decreased to $684.5 million for the six months ended June 30, 2010, from $810.3 million in 2009, primarily due to a decline in personnel costs and other noninterest expenses. In the first half of 2010, personnel expense was $345.1 million compared to $435.6 million in the first half of 2009 as the decline was primarily the result of the decline in capital markets’ fixed income sales revenue in 2010. Foreclosure expenses were down $16.2 million primarily due to a lesser amount of negative fair value adjustments recognized in 2010. The 2009 FDIC special assessment contributed to a decline in noninterest expense as FDIC premium costs decreased to $17.7 million in 2010 from $29.0 million in 2009. Contract employment costs declined $5.7 million as FHN incurred costs in 2009 to facilitate the transition of operational functions after the 2008 divestiture of the national mortgage origination and servicing platforms. The mortgage banking repurchase and foreclosure provision increased $55.3 million in 2010 from $41.4 million in 2009 as repurchase requests from GSEs and mortgage insurance cancellation notices related to loans originated and sold by FHN began to significantly increase in the second half of 2009.
Other noninterest expense decreased $50.1 million to $51.7 million during 2010. In the first half of 2009, FHN recognized $22.4 million in expense to increase the private mortgage reinsurance reserve. These charges were minimal in 2010, which also contributed to the year over year decline in noninterest expense. The provision for off-balance sheet commitments declined $9.3 million consistent with overall improvement in asset quality and high loan-to-value (“HLTV”) insurance expense decreased $6.2 million from 2009. A portion of the decline in HLTV insurance expense is attributable to a settlement reached by FHN in first quarter 2010 which resulted in the cancellation of an HLTV insurance contract and return of $3.8 million of premiums. Contract employment costs and operations costs associated with the regional bank mortgage origination business declined by $5.7 million compared to the first half of 2009. In second quarter 2010, FHN reversed $5.0 million of the contingent liability for certain Visa legal matters which favorably affected noninterest income in 2010.
Income taxes for the six months ended June 30, 2010 were primarily affected by the effective tax rate as well as permanent tax credits. The tax rate for the first half of 2009 cannot be compared to that of 2010 due to the level of pre-tax income.

DISCONTINUED OPERATIONS
As a result of the first quarter 2010 closure of the institutional equity research business, the results of operations, net of tax, for FTN ECM are classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented within the non-strategic segment. During 2010, loss from discontinued operations was $6.9 million and includes a $3.3 million (pre-tax) goodwill impairment, severance and contract terminations costs, and asset write-offs.
BUSINESS LINE REVIEW
Regional Banking
The regional banking segment had pre-tax income of $24.6 million in the first of half of 2010 compared to a pre-tax loss of $66.1 million in the first two quarters of 2009. Total revenues through second quarter 2010 were $425.9 million, a decrease of 5 percent from $446.3 million in 2009. Net interest income decreased to $270.6 million in the first half of 2010 from $279.5 million in 2009. The decrease in net interest income was primarily attributable to a decline in loan demand and the effects of the historically low interest rate environment which was partially offset by improved commercial loan pricing. Noninterest income decreased $11.6 million to $155.2 million during the first six months of 2010. Total service charges on deposits declined $5.6 million primarily due to a change in the consumer NSF fee structure that was implemented in early 2010. Mortgage banking origination income declined by $8.4 million to $7.2 million in the first six months of 2010 as mortgage refinance volume was elevated in early 2009. The decrease in refinance volumes from 2009 is linked to the decline in the size of the servicing portfolio.
Provision expense for loan losses decreased $83.3 million in 2010 from $163.4 million in 2009. The decrease in provision was primarily driven by the more recent stabilization experienced in the C&I portfolio. Noninterest expense decreased to $321.0 million in 2010 compared to $349.0 million in 2009. The decrease is primarily attributable to a $9.4 million decline in provision for unfunded commitments reflecting improved overall credit quality and a decline of $5.7 million in variable operational costs associated with mortgage origination consistent with a reduction in refinance volume from last year. Additionally, foreclosure losses decreased $2.7 million in the first half of 2010, primarily due to higher negative valuation adjustments recognized in second quarter 2009.
Capital Markets
Pre-tax income decreased to $60.3 million for the six months ended June 30, 2010, from $163.4 million for the first half of 2009 due to a decline in fixed income sales revenue. Total revenues for the first six months of 2010 decreased to $222.7 million from $394.4 million in 2009. While still strong compared to historical levels, fixed income sales revenue decreased to $197.1 million in the first half of 2010 from $367.1 million in 2009 reflecting normalization of very favorable market conditions that existed in 2009. Other product revenue decreased slightly to $18.5 million from $18.7 million in 2009. Noninterest expense was $162.3 million, a decrease of $68.7 million from $231.0 million in 2009. The decrease is primarily driven by lower fixed income sales revenues resulting in lower variable compensation costs in the first half of 2010 compared to 2009.
Corporate
Total revenues for the six months ended June 30, 2010, were $37.1 million compared to $23.3 million in 2009 and net interest income for 2010 was $7.6 million, a $2.6 million decrease compared to 2009. The decrease in net interest income is primarily a result of lower yielding, smaller investment portfolio and also changing balance sheet mix.
Noninterest income increased to $29.5 million in 2010 compared to $13.1 million in 2009 primarily driven by a $17.1 million gain on the repurchase of bank debt in 2010. Additionally, deferred compensation income decreased $1.9 million compared to 2009. The decrease in deferred compensation income is mirrored by a decrease in deferred compensation expense noted below.
Noninterest expense decreased to $31.9 million in the first half of 2010 compared to $43.5 million in the first half of 2009. This decrease is the result of decreased deferred compensation expense as well as a reduction in legal fees. The first half of 2010 included a $5.0 million reversal of a portion of the contingent liability previously established for certain Visa legal matters.

Non-strategic
The pre-tax loss for the six months ended June 30, 2010, for the non-strategic segment was $91.0 million compared to $368.2 million for the first half of 2009. The pre-tax loss narrowed as the provision for loan losses decreased to $94.8 million in 2010 from $396.6 million in 2009 reflecting the wind-down of the higher-risk national construction portfolios. Total revenues for the six months ended June 30, 2010, were $173.1 million compared to $215.2 million in 2009 while net interest income was $77.1 million in 2010 compared to $97.4 million in 2009. The decline in net interest income is primarily due to an increase in nonaccrual loans and the wind-down of the national loan portfolios.
Noninterest income decreased to $96.0 million in 2010 compared to $117.9 million in 2009. Mortgage banking income decreased by $24.6 million primarily due to a decline in servicing income, primarily due to less favorable net hedging results compared to the first six months of 2009. Servicing fees declined $9.3 million consistent with the decline in the mortgage servicing portfolio. Other income was $96.8 million in 2010 compared to $116.4 million in 2009 reflecting charges to increase the repurchase reserve for prior junior lien consumer mortgage loan sales. An $8.4 million decline in fee income is attributable to revenues from the Atlanta insurance business and Louisville remittance processing which were both exited in the fourth quarter 2009.
Noninterest expense decreased to $169.2 million in 2010 compared to $186.9 million in 2009. Noninterest expense declined despite $96.7 million in charges to increase the repurchase reserve from legacy national mortgage banking first lien mortgage originations and sales during 2010. Declines in personnel expenses and contract labor costs are attributable to the continued wind-down of businesses within the segment. Foreclosure costs were down primarily due to a decline in negative fair value adjustments from last year. Noninterest expense was favorably affected by a settlement reached in first quarter 2010 which resulted in the cancellation of an HLTV insurance contract and return of $3.8 million of premiums. Other expenses in second quarter 2009 were negatively affected by charges to increase the reserve related to PMI reinsurance contracts.
ASSET QUALITY
Loan Portfolio Composition
FHN groups its loans into seven different portfolios based on internal classifications. Asset quality data is measured and reviewed for each of these portfolios and the ALLL is also assessed at this individual portfolio level. Commercial loans are composed of the Commercial, Industrial, and Other (“C&I”), the Income-Producing Commercial Real Estate (“Income CRE”), and the Residential Commercial Real Estate (“Residential CRE”) portfolios. Retail loans are composed of Consumer Real Estate; Permanent Mortgage; One-time Close (“OTC”), Credit Card, and Other; and Restricted Real Estate Loans. Key asset quality metrics for each of these portfolios can be found in Table 10 - Asset Quality by Portfolio. The following is a description of each portfolio:
Commercial Loan Portfolios
C&I
The C&I portfolio was $7.0 billion as of June 30, 2010. This portfolio is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.
C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles. Underwriting typically includes due diligence of the borrower, analysis of the borrower’s available financial information, identification of the sources of repayment, adherence to loan documentation requirements, assigning credit risk grades to the loan using internally developed scorecards, and obtaining the appropriate approvals. Underwriting parameters also include loan-to-value ratios (“LTVs”) depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Guideline and policy exceptions are identified and mitigated during the approval process. Variable interest rate loans are usually underwritten at London Inter-Bank Offered Rate (“LIBOR”) or prime rate of interest plus or minus an appropriate margin percentage based on the determined credit risk specific to individual borrowers.
FHN has considerable amounts outstanding in the subcategories of finance and insurance, mortgage warehouse lending, manufacturing, and wholesale trade. The finance and insurance subsection of this portfolio, including bank-related and trust preferred loans (including loans to bank and insurance-related businesses), has experienced stress due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers. On June 30, 2010, approximately 10 percent of the C&I portfolio, or 4 percent of total loans, was composed of bank-related and trust preferred loans (“TRUPs”).
Income CRE
The Income CRE portfolio was $1.6 billion on June 30, 2010. This portfolio contains loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Major subcategories of Income CRE include retail, office, apartments, hospitality, and industrial.
Income CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed annually and changed as necessary based on market conditions. Loans are underwritten to maximum limits for loan amount, term, amortization, and LTV. Limits vary by product-type and, together with minimum requirements for equity, debt service coverage ratios (“DSCRs”) and level of pre-leasing activity, are set based on perceived risk in each subcategory. Loan-to-value limits are set below regulatory prescribed thresholds while term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quantity, quality, and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to a credit tenant or a roster of tenants. Typically, a borrower must have at least 10 percent of cost invested in a project before FHN will fund loan dollars. All income properties are required to achieve a DSCR greater than or equal to 120 percent at inception or stabilization of the project based on loan amortization and a minimum underwriting (interest) rate refreshed quarterly. Generally, specific levels of pre-leasing must be met for construction loans on income properties. The majority of the portfolio is on a floating rate basis tied to appropriate spreads over LIBOR.
Approximately 89 percent of the Income CRE portfolio was originated through the regional bank. Nevertheless, weakening market conditions will likely continue to affect this portfolio through increased vacancies, slower stabilization rates, decreased rental rates, lack of readily available financing in the industry, and declining property valuations; however, stressed performance could be somewhat minimized by strong sponsors and cash flows. FHN proactively manages problem projects and maturities to regulatory standards.
Residential CRE
The Residential CRE portfolio was $.4 billion on June 30, 2010. This portfolio includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes. FHN lends to finance vertical construction of these properties as well as the acquisition and development of the related land. Performance of this portfolio has been severely stressed due to the devastated housing market.
Residential CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed annually and changed as necessary based on market conditions. Loans are underwritten to maximum limits for loan amount, term, LTV, and speculative exposure that vary by product-type and, together with minimum requirements for equity injections and project sales pace, are set based on perceived risk in each subcategory. Loan-to-value limits are set below regulatory prescribed thresholds while term is limited to the typical construction or development period for the underlying property-type including appropriate absorption time as set by the appraisal. Maximum outside term limits are set to avoid stale project performance. Equity requirements are established based on the quantity, quality, and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a construction loan on a pre-sold house. Generally, a borrower must have at least 10 percent of cost invested in a project before FHN will fund loan dollars.

Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. When active lending was occurring, the majority of the portfolio was on a floating rate basis tied to appropriate spreads over LIBOR or the prime rate.
Retail Loan Portfolios
Consumer Real Estate
The Consumer Real Estate portfolio was $5.9 billion on June 30, 2010, and is primarily composed of home equity lines and installment loans. This portfolio is geographically diverse with strong borrower Fair Isaac Corporation (“FICO”) scores. Deterioration is most acute in areas with significant home price depreciation and is affected by poor economic conditions — primarily unemployment. Approximately two-thirds of this portfolio was originated through national channels.
For a majority of loans in this portfolio, underwriting decisions are now made through a centralized loan underwriting center. Minimum FICO score requirements are established by management for both loans secured by real estate as well as non-real estate secured loans. Management also establishes maximum loan-to-value ratios and debt-to-income ratios for each consumer real estate product. Identified guideline and policy exceptions are mitigated during the approval process.
The repayment ability of borrowers requesting HELOC loans are assessed using a principal and interest payment methodology based on the maximum amount of the loan at the current variable interest rate. If the first mortgage loan is a non-traditional mortgage, the debt-to-income calculation is based on a fully amortizing first mortgage payment.
From time to time, FHN may originate consumer loans with low or reduced documentation. FHN generally defines low or reduced documentation loans as any loan originated with anything less than pay stubs, personal financial statements, and tax returns from potential borrowers. A similar term also utilized to reflect reduced income documentation loans has been “stated-income” or “stated.” Currently, originations of stated-income or low or reduced documentation loans are limited to existing customers of FHN who may have deposit accounts, other borrowings, or various other business relationships.
The amount of stated-income documentation loans in the consumer real estate home equity portfolios were elevated in the 2004 through 2007 time period, but have been significantly reduced since then. While FHN is currently originating significantly fewer stated-income loans, retained origination volumes in prior periods resulted in remaining balances of low or reduced documentation loans within the consumer real estate loan portfolio. As of June 30, 2010, $1.8 billion, or 27 percent, of the consumer real estate portfolio were home equity lines and installment loans originated using stated-income compared with $2.1 billion, or 29 percent, on June 30, 2009. These stated-income loans were 11 percent of the total loan portfolio at June 30, 2010, and June 30, 2009. As of June 30, 2010, approximately three-fourths of the stated-income home equity loans were originated through legacy businesses that have been exited and these loan balances should continue to decline.
Stated-income loans were 27 percent of the balance of the consumer real estate portfolio and accounted for nearly 41 percent of the net charge-offs for this portfolio during the second quarter 2010. Net charge-offs of stated-income home equity lines and installment loans were $21.0 million during second quarter 2010 and $25.8 million during second quarter 2009. Of the $1.8 billion stated-income loans, less than 1 percent were nonperforming as of the end of second quarter 2010 and 3 percent were more than 30 days delinquent. Of the $2.1 billion stated-income loans at June 30, 2009, less than 1 percent were nonperforming and 3 percent were more than 30 days delinquent.
Permanent Mortgage
The permanent mortgage portfolio was $1.0 billion on June 30, 2010. This portfolio is primarily composed of jumbo mortgages and OTC completed construction loans. Inflows from OTC modifications have significantly declined and should be immaterial going forward. While nonperforming loans (“NPLs”) have increased, delinquencies and reserves were down as performance has begun to stabilize. The portfolio is somewhat geographically diverse; however 23 percent of loan balances are in California. Performance has been affected by economic conditions, primarily depressed retail real estate values and elevated unemployment.

OTC, Credit Card, and Other
The OTC, Credit Card and Other portfolios were $.4 billion on June 30, 2010, and primarily include OTC construction, credit card receivables, automobile loans, and other consumer related credits. Balances of OTC product have declined 97 percent since the end of 2007 to $53.5 million as of June 30, 2010. Originations ceased in early 2008.
Restricted Real Estate Loans
The Restricted Real Estate Loan portfolio includes HELOC that were previously securitized on balance sheet as well as HELOC and some first and second lien mortgages that were consolidated on January 1, 2010, in conjunction with the adoption of amendments to ASC 810. The adoption of these amendments resulted in the consolidation of additional variable interest entities and this loan category was created to include all loans, primarily HELOC, that had previously been securitized but for which FHN retains servicing and other significant interests. As of June 30, 2010, this portfolio totaled $.8 billion and included $770.3 million of HELOC and $63.5 million of first and second lien mortgage loans.
Loan Portfolio Concentrations
FHN has a concentration of loans secured by residential real estate (49 percent of total loans), the majority of which is in the retail real estate residential portfolio (40 percent of total loans). This portfolio is primarily comprised of home equity lines and loans. Restricted real estate loans, which is primarily HELOC but also includes some first and second mortgages, is 5 percent of total loans. The remaining residential real estate loans are primarily in the construction portfolios (4 percent of total loans) with national exposures being significantly reduced since 2008.
On June 30, 2010, FHN did not have any concentrations of Commercial, Financial, and Industrial loans in any single industry of 10 percent or more of total loans.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses (“ALLL”) at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and loan recoveries and is decreased by charged-off loans. Reserves are determined in accordance with the ASC Contingencies Topic (“ASC 450-20”) and are composed of reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail and commercial loans. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics. Additionally, the ALLL includes reserves for loans determined by management to be individually impaired. Reserves for individually impaired loans are established in accordance with the ASC Receivables Topic (“ASC 310-10”). Management uses analytical models based on loss experience subject to adjustment to reflect current events, trends, and conditions (including economic considerations and trends) to assess the adequacy of the ALLL as of the end of each reporting period. The nature of the process by which FHN determines the appropriate ALLL requires the exercise of considerable judgment. See Critical Accounting Policies for more detail.
The total allowance for loan losses decreased to $781.3 million on June 30, 2010, from $961.5 million at June 30, 2009. The overall balance decrease observed when comparing the year over year periods has been mostly impacted by the reduction of loan portfolios from exited businesses (especially non-strategic construction lending). This portfolio shrinkage has had a direct impact on the composition of the loan portfolio from one balance sheet date to the next and thus has had an impact on the levels of estimated probable incurred losses within the portfolio as of the end of the reporting periods. As loans with higher levels of inherent loss content have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves. Although the total allowance for loan losses decreased, incremental deterioration and a resultant reserve increase was experienced in some portfolios, including Income CRE and certain components of the C&I portfolio. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 4.55 percent on June 30, 2010, from 4.91 percent on June 30, 2009.
Also, as noted previously the total allowance for loan losses is determined in accordance with both ASC 450-10 and ASC 310-10. Under ASC 310-10, individually impaired loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses; however, for impaired collateral-dependent loans FHN will, a majority of the time, charge off the full difference between the book value and the best estimate of net realizable value.
The amount of the allowance attributable to individually impaired loans was $80.2 million and $8.6 million on June 30, 2010 and 2009, respectively. This notable increase in reserves for individually impaired loans is primarily due to a changing mix of individually impaired loan types resulting in a higher proportion of impaired loans being measured using a DCF methodology than through assessment of underlying collateral values in comparison to prior periods.
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 73 percent to $70.0 million in second quarter 2010 from $260.0 million in 2009.
The commercial portion of the provision for loan losses decreased $94.6 million to $39.6 million for second quarter 2010 from $134.2 million for second quarter 2009. This decrease was driven by more recent stabilization in the C&I portfolio as well as less remaining Residential CRE loans at the end of Q2 2010 which have historically demonstrated higher loss severities.
The consumer portion of the provision for loan losses decreased $95.4 million to $30.4 million for second quarter 2010 from $125.7 million for second quarter 2009. This decrease was driven by more recent performance stabilization of the Consumer Real Estate portfolio, improved total delinquencies of the Permanent Mortgage portfolio and significantly less remaining OTC loans at the end of Q2 2010 which have historically demonstrated higher loss severities.
Overall, asset quality trends are expected to improve for the remainder of 2010 when compared to prior year periods. Assuming current portfolio performance trends continue, the allowance for loan losses and total net charge offs are expected to decrease when compared to 2009. This expected decrease should result from the continued reduction of loans with historically high inherent loss content as the non-strategic portfolios should continue to decline. The C&I portfolio is expected to continue to show positive trends as there has been recent aggregate improvement in the risk profile of commercial borrowers; however, net charge-off volatility is possible in the short term as TRUPs and bank-related loans could deteriorate further. Continued improvement in performance of the home equity portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends. The Income CRE portfolio is likely to remain stressed and the non-strategic portfolios should continue to wind down. Based on the expectations above, management believes the provision for loan losses should decrease in future periods.
Net Charge-offs
Net charge-offs were $132.8 million in second quarter 2010 compared with $239.4 million in second quarter 2009. The ALLL was 1.47 times annualized net charge-offs for second quarter 2010 compared with 1.00 times annualized net charge-offs for second quarter 2009. The annualized net charge-offs to average loans ratio decreased from 4.77 percent to 3.10 percent in second quarter 2010 due to a 45 percent drop in net charge-offs and a 15 percent decrease in average loans from second quarter 2009. The decrease in the level of net charge-offs from 2009 is primarily attributable to the continued reduction in problem assets within the non-strategic construction portfolios. The restricted real estate loans that were consolidated at the beginning of 2010 in conjunction with the adoption of amendments to ASC 810, contributed an additional $5.4 million of net charge-offs in 2010.
While still elevated, C&I net charge-offs declined to $19.6 million in second quarter 2010 from $26.8 million in second quarter 2009 as the slow economic recovery seemingly began to positively affect certain components of the C&I book. Commercial real estate construction and real estate commercial net charge-offs decreased $43.7 million in second quarter 2010 from $77.2 million in second quarter 2009. The decline in net charge-offs within the Residential CRE portfolio is primarily the result of the wind-down of the non-strategic balances which have declined nearly 70 percent since second quarter 2009.

Performance of the retail real estate portfolios, which include home equity lines and installment loans (home equity and permanent mortgages — including restricted balances) showed improvement in second quarter 2010 as net charge-offs declined from last year. Installment loans (including permanent mortgages) net charge-offs decreased to $36.2 million in second quarter 2010 from $44.6 million in second quarter 2009 and HELOC net charge-offs decreased slightly to $32.6 million in second quarter 2010 from $34.2 million in second quarter 2009. While net charge-offs in these loan portfolios improved somewhat when compared to 2009, a high unemployment rate and depressed collateral values have been significant drivers in the elevated amount of net charge-offs recognized during this economic downturn. Some improvement in the performance of the permanent mortgage portfolio can be attributed to the aging of this portfolio and also less inflow from OTC modifications. Generally, HELOC and home equity installment loans originated through the regional bank have performed better than those originated through the legacy national platform. Net charge-offs of OTC, credit card receivables, and all other consumer loans decreased $45.5 million in second quarter 2010 from $56.6 million. This decline was primarily the result of the continued wind-down of the OTC portfolio. As previously noted, the remaining period-end balance for OTC was $53.5 million as of June 30, 2010, down from $557.8 million a year ago.
While total charge-offs remain elevated due to adverse economic conditions, FHN’s methodology of charging down collateral dependent commercial loans to net realizable value (“NRV”), fair value less costs to sell, affected charge-off trends, especially in comparison to applicable ALLL. Generally, classified nonaccrual commercial loans over $1 million are deemed to be individually impaired in accordance with ASC 310-10 and are assessed for impairment measurement. While the mix of individually impaired assets is shifting towards loans for which impairment is assessed using a discounted cash flow methodology (which typically hold reserves), 51 percent of individually impaired loans are considered to be collateral dependent, and therefore, are generally immediately written down to NRV with the amount of any impairment charged-off instead of carrying reserves. Collateral values are monitored and further charge-offs are taken if it is determined that the collateral values have continued to decline.
A decline in collateral values experienced due to real estate market conditions has also affected charge off trends. Therefore, charge-offs are not only elevated (as compared to historical levels) due to the increased credit deterioration related to these loans, but also due to the increased rate at which loans are charged down to NRV because of declining collateral values. Net charge-offs related to collateral dependent individually impaired loans were $32.7 million, or 25 percent, of total net charge-offs during second quarter 2010. Compression occurs in the ALLL to net charge-offs ratio because the ALLL is generally not replenished for charge-offs related to individually impaired collateral dependent loans because reserves are not carried for these loans.
Nonperforming Assets
Nonperforming loans (“NPLs”) consist of impaired, other nonaccrual, and restructured loans. These, along with foreclosed real estate (excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Impaired loans are those loans for which it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected and for which recognition of interest income has been discontinued. Other nonaccrual loans are residential and other retail loans on which recognition of interest income has been discontinued. Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.
Nonperforming assets decreased to $.9 billion on June 30, 2010, from $1.2 billion on June 30, 2009. The nonperforming assets ratio (nonperforming assets to period-end loans and foreclosed real estate) decreased to 4.92 percent in second quarter 2010 from 6.15 percent in second quarter 2009 due to a significant decline of troubled assets from the non-strategic construction portfolios.
Nonperforming loans in the loan portfolio were $.7 billion on June 30, 2010, compared to $1.1 billion on June 30, 2009. The $.4 billion decline from 2009 resulted from a decrease in NPLs within the non-strategic construction portfolios of $.5 billion offset by higher nonperforming loans in both the C&I and permanent mortgage portfolios.
C&I nonperforming loans increased to $205.1 million in second quarter 2010 from $112.2 million in 2009 and much of this increase is attributable to deterioration of bank-related and trust preferred loans. Nonperforming permanent mortgages increased 60 percent from second quarter 2009 to $124.0 million. A substantial portion of these loans are jumbo product or mortgages that converted from OTC construction loans upon completion. Nonperforming held for sale loans, which were $51.0 million on June 30, 2010, are written down to lower of cost or market and have risen since 2009 because of increased repurchase activity from prior loan sales or securitizations.
The ratio of ALLL to NPLs in the loan portfolio increased to 1.06 times in second quarter 2010 compared to .87 times in second quarter 2009. Although this ratio increased from 2009, this ratio continues to be depressed due to FHN’s methodology of charging down individually impaired collateral dependent loans. The individually impaired collateral dependent loans that do not carry reserves were $215.2 million on June 30, 2010. Charged-down individually impaired collateral dependent loans represented 29 percent of nonperforming loans in the loan portfolio as of June 30, 2010. This methodology compresses the ALLL to nonperforming loans ratio because individually impaired loans are included in nonperforming loans, but reserves for these loans are typically not carried in the ALLL as any impairment has been charged off and the assets are carried at net realizable value. Nonperforming loans in the loan portfolio for which reserves are actually carried were $479.6 million as of June 30, 2010.
The period end balances of foreclosed real estate, exclusive of inventory from government insured mortgages, have remained stable at $109.3 million and $106.1 million at June 30, 2010 and 2009, respectfully. Table 7 below provides an activity rollforward of foreclosed real estate balances for the three and six months ended June 30, 2010 and 2009. As reflected in the table, in prior year periods FHN experienced considerably more asset valuation adjustments to existing foreclosed real estate inventory as property values were experiencing more deterioration during the first half of 2009 as compared to a somewhat more stable aggregate environment observed during the first half of 2010. FHN also utilized bulk sales and auctions more in 2009 in order to liquidate older asset inventory.
Table 7 — Rollforward of Foreclosed Real Estate

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Beginning balance (a)	$113,021	$119,038	$113,723	$104,309
Valuation adjustments	(3,445)	(12,596)	(9,376)	(19,402)
New foreclosed property	53,462	38,462	100,551	77,664
Capitalized expenses	891	390	2,524	470
Disposals:
Single transactions	(52,613)	(24,390)	(96,106)	(41,099)
Bulk sales	(2,029)	(10,595)	(2,029)	(10,595)
Auctions	—	(4,181)	—	(5,219)

Ending balance, June 30 (a)	$109,287	$106,128	$109,287	$106,128

(a)	Excludes foreclosed real estate related to government insured mortgages.
While nonperforming asset levels are expected to decrease in 2010, the NPA and NPL ratios could remain elevated throughout the current economic downturn as total loan balances are expected to remain at current levels or slightly decline due to continued reduction of our non-strategic portfolios and soft loan demand.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio 90 days or more past due decreased to $90.3 million on June 30, 2010, from $143.7 million on June 30, 2009, primarily led by reductions in the consumer real estate loans. Loans 30 to 89 days past due decreased $226.5 million to $335.0 million. The decrease in delinquencies 30 to 89 days past due is primarily driven by the construction portfolios.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more but excludes nonperforming assets, decreased to $1.4 billion, or 8 percent of total loans, on June 30, 2010, from $1.5 billion on June 30, 2009. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
Troubled Debt Restructuring and Loan Modifications
As part of our ongoing risk management practices, FHN attempts to work with borrowers when necessary, to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring. FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. Additionally, FHN structures loan modifications to amortize the debt within a reasonable period of time.
FHN considers whether a borrower is experiencing financial difficulties, as well as whether a concession has been granted to a borrower determined to be troubled, when determining whether a modification meets the criteria of being a troubled debt restructuring (“TDR”) under FASB Accounting Standards Codification ASC 310-40 (“ASC 310-40”). For such purposes, evidence which may indicate that a borrower is troubled includes, among other factors, the borrower’s default on debt, the borrower’s declaration of bankruptcy or preparation for the declaration of bankruptcy, the borrower’s forecast that entity-specific cash flows will be insufficient to service the related debt, or the borrower’s inability to obtain funds from sources other than existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a nontroubled debtor. If a borrower is determined to be troubled based on such factors or similar evidence, a concession will be deemed to have been granted if a modification of the terms of the debt occurred that FHN would not otherwise consider. Such concessions may include, among other modifications, a reduction of the stated interest for the remaining original life of the debt, an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, a reduction of accrued interest, or a reduction of the face amount or maturity amount of the debt.
Following a troubled debt restructuring, modified loans within the consumer portfolio which were previously evaluated for impairment on a collective basis based on their smaller balances and homogenous nature become subject to the impairment guidance in ASC 310-10-35 which requires individual evaluation of the debt for impairment. However, as allowed in ASC 310-10-35, FHN may aggregate certain smaller-balance homogeneous TDRs and use historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate to measure impairment when such impaired loans have risk characteristics in common.
Loans which have been formally restructured and are reasonably assured of repayment and of performance according to their modified terms are generally classified as nonaccrual upon modification and subsequently returned to accrual status by FHN provided that the restructuring and any charge-off taken on the loan are supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. Otherwise, FHN will continue to classify restructured loans as nonaccrual. FHN’s evaluation supporting the decision to return a modified loan to accrual status includes consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status, which is generally a minimum of six months. In determining whether to place a loan on nonaccrual status upon modification, FHN may also consider a borrower’s sustained historical repayment performance for a reasonable time prior to the restructuring in assessing whether the borrower can meet the restructured terms, as the restructured terms may reflect the level of debt service a borrower has already been making.
On June 30, 2010 and 2009, FHN had $142.4 million and $45.4 million, respectively, of portfolio loans that have been restructured in accordance with regulatory guidelines. Additionally, FHN had restructured $34.7 million of loans held for sale as of June 30, 2010. There were no held-for-sale loans that were restructured during 2009. For restructured loans in the portfolio, FHN had loan loss reserves of $26.4 million or 19 percent as of June 30, 2010. A majority of these modified loans are within the consumer portfolio. The rise in TDRs from second quarter 2009 resulted from increased loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.
The following table provides a summary of troubled debt restructurings for the periods ended June 30, 2010, and 2009:
Table 8 — Troubled Debt Restructurings

	New for the 3 months				New for the 3 months
	ended June 30, 2010		As of June 30, 2010		ended June 30, 2009		As of June 30, 2009
(Dollars in thousands)	No.	Amount	No.	Amount	No.	Amount	No.	Amount

Permanent mortgage	16	$10,051	118	$64,384	13	$6,594	32	$11,103
Home equity	115	12,144	390	41,337	49	5,484	68	7,889
Commercial loans	7	18,782	27	36,092	14	12,169	21	19,042
OTC, credit card, and other	38	197	138	634	3	1,208	15	7,341

Total troubled debt restructurings (a)	176	$41,174	673	$142,447	79	$25,455	136	$45,375

(a)	As of June 30, 2010, excludes $35 million restructured loans classified as loans held-for-sale.
Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, our proprietary programs were designed using parameters of “Making Homes Affordable Programs” while also meeting the objectives of the Office of the Comptroller of the Currency (“OCC”).
The program available for first lien permanent mortgage loans was designed with and adheres to the OCC’s guidance. The program is for loans where the structure is the primary residence of the borrower. Modifications are made to achieve a target housing debt to income ratio of 35 percent and a target total debt to income ratio of 80 percent. Interest rates are reduced in increments of 25 basis points to reach the target housing debt ratio and contractual maturities may be extended up to 40 years on first liens and up to 20 years on second liens.
For consumer real estate installment loans, FHN offers a reduction of fixed payments for borrowers with financial hardship. Concessions include a reduction in the fixed interest rate in increments of 25 basis points to a minimum of 1 percent and a possible maturity date extension. For installment loans without balloon payments at maturity, the maturity date may be extended in increments of 12 months up to a maximum of 10 years beyond the original maturity date with the goal of obtaining an affordable housing to income (“HTI”) ratio of approximately 35 percent. For installment loans with balloon payments at maturity, the maturity date is not extended; however, changes to the payment can be made by adjusting the amortization period in order to meet an affordable target payment.
For HELOC, FHN also provides a fixed payment reduction option for borrowers with financial hardship. Concessions include a fixed interest rate reduction in increments of 25 basis points to a minimum of 1 percent with a possible term extension of up to five years. Upon entering into the modification agreement, borrowers are unable to draw additional funds on the HELOC. All loans return to their original terms and rate upon expiration of the modification terms.

Table 9 — Asset Quality Information

Three months ended June 30
(Dollars in thousands)	2010	2009

Allowance for loan losses:
Beginning balance on March 31	$844,060	$940,932
Provision for loan losses	70,000	260,000
Charge-offs	(145,988)	(250,330)
Recoveries	13,197	10,880

Ending balance on June 30	$781,269	$961,482

Reserve for off-balance sheet commitments	16,077	22,823
Total allowance for loan losses and reserve for off-balance sheet commitments	$797,346	$984,305

June 30
Nonperforming Assets by Segment	2010	2009

Regional Banking:
Nonperforming loans	$321,394	$265,017
Foreclosed real estate	28,412	29,787

Total Regional Banking	349,806	294,804

Non-Strategic:
Nonperforming loans (a)	469,136	861,941
Foreclosed real estate	80,860	76,333

Total Non-Strategic	549,996	938,274

Total nonperforming assets	$899,802	$1,233,078

Total loans, net of unearned income	$17,154,050	$19,585,827
Insured loans	(245,962)	(466,455)

Loans excluding insured loans	$16,908,088	$19,119,372

Foreclosed real estate from government insured mortgages	$13,276	$10,464
Potential problem assets (b)	1,360,034	1,492,740
Loans 30 to 89 days past due	226,462	334,999
Loans 30 to 89 days past due — guaranteed portion (c)	192	38
Loans 90 days past due	90,327	143,711
Loans 90 days past due — guaranteed portion (c)	1,019	276
Loans held for sale 30 to 89 days past due	18,561	42,402
Loans held for sale 30 to 89 days past due — guaranteed portion (c)	7,767	42,402
Loans held for sale 90 days past due	54,513	38,757
Loans held for sale 90 days past due — guaranteed portion (c)	34,790	36,102
Off-balance sheet commitments (d)	$5,113,450	$5,882,186

Allowance to total loans	4.55%	4.91%
Allowance to nonperforming loans in the loan portfolio	1.06	x	0.87	x
Allowance to loans excluding insured loans	4.62%	5.03%
Allowance to annualized net charge-offs	1.47	x	1.00	x
Nonperforming assets to loans and foreclosed real estate (e)	4.92%	6.15%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	4.31%	5.64%
Total commercial net charge-offs (f)	2.41%	3.96%
Retail real estate net charge-offs (f)	3.82%	5.61%
Other retail net charge-offs (f)	2.87%	6.99%
Credit card receivables net charge-offs (f)	5.74%	6.54%
Total annualized net charge-offs to average loans (f)	3.10%	4.77%

(a)	Includes $51.0 million and $22.7 million of loans held for sale in 2010 and 2009, respectively.

(b)	Includes 90 days past due loans.

(c)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA repurchase program.

(d)	Amount of off-balance sheet commitments for which a reserve has been provided.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

(f)	Net charge-off ratio is annualized net charge offs divided by quarterly average loans, net of unearned income.

The following table provides additional asset quality data by loan portfolio:
Table 10 — Asset Quality by Portfolio

	June 30
	2010		2009

Key Portfolio Details
Commercial (C&I & Other)
Period-end loans ($ millions)	$7,004		$7,381

30+ Delinq. % (a)	1.02%		0.82%
NPL %	2.93		1.52
Charge-offs % (qtr. annualized)	1.16		1.43

Allowance / Loans %	3.96%		3.40%
Allowance / Charge-offs	3.54	x	2.35	x

Income CRE (Income-producing Commercial Real Estate)
Period-end loans ($ millions)	$1,610		$1,871

30+ Delinq. % (a)	1.31%		2.82%
NPL %	9.78		8.67
Charge-offs % (qtr. annualized)	3.04		6.40

Allowance / Loans %	9.00%		5.77%
Allowance / Charge-offs	2.93	x	0.87	x

Residential CRE (Homebuilder and Condominium Construction)
Period-end loans ($ millions)	$397		$986

30+ Delinq. % (a)	2.49%		5.29%
NPL %	44.52		39.44
Charge-offs % (qtr. annualized)	17.97		17.22

Allowance / Loans %	13.47%		9.87%
Allowance / Charge-offs	0.63	x	0.53	x

Consumer Real Estate (Home Equity Installment and HELOC)
Period-end loans ($ millions)	$5,936		$7,356

30+ Delinq. % (a)	2.19%		2.12%
NPL %	0.35		0.08
Charge-offs % (qtr. annualized)	2.69		3.01

Allowance / Loans %	2.74%		3.04%
Allowance / Charge-offs	1.01	x	0.99	x

Permanent Mortgage
Period-end loans ($ millions)	$1,019		$1,112

30+ Delinq. % (a)	4.95%		9.44%
NPL %	12.17		6.97
Charge-offs % (qtr. annualized)	5.84		7.97

Allowance / Loans %	6.89%		8.85%
Allowance / Charge-offs	1.16	x	1.08	x

OTC, Credit Card, and Other (b)
Period-end loans ($ millions)	$355		$881

30+ Delinq. % (a)	1.32%		5.77%
NPL %	15.05		40.58
Charge-offs % (qtr. annualized)	11.54		22.75

Allowance / Loans %	6.42%		20.83%
Allowance / Charge-offs	0.53	x	0.81	x

Restricted Real Estate Loans (c)
Period-end loans ($ millions) (d)	$834		N/A

30+ Delinq. % (a)	3.52%		N/A
NPL %	0.23		N/A
Charge-offs % (qtr. annualized)	6.23		N/A

Allowance / Loans %	6.01%		N/A
Allowance / Charge-offs	0.94	x	N/A

Certain previously reported amounts have been reclassified to agree with current presentation.
Loans are expressed net of unearned income. All data is based on internal loan classification.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	2Q 2010 select OTC balances: PE loans: $53.5 million; NPL: $100%; Allowance:$11.6 million; Net Charge-offs: $7.3 million.

(c)	Prior to 2010, certain amounts were included in Consumer Real Estate.

(d)	Includes $770.3 million of consumer real estate loans and $63.5 million of permanent mortgage loans.

CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Equity averaged $3.3 billion during second quarter 2010 compared with $3.4 billion in second quarter 2009. This decline was primarily the result of net losses recognized during 2009 and 2010. Additionally, FHN continues to pay a quarterly stock dividend in lieu of a cash dividend at a rate that is determined quarterly by the board of directors. Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal, regulatory, and U.S. Treasury Capital Purchase Program (“CPP”) constraints.
Table 11 — Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs

2010
April 1 to April 30	27	$14.36	27	41,502
May 1 to May 31	7	13.57	7	41,495
June 1 to June 30	—	N/A	—	41,495

Total	34	$14.20	34

Compensation Plan Programs:
–	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The authority has been increased to reflect the stock dividends distributed through April 1, 2010. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On June 30, 2010, the maximum number of shares that may be purchased under the program was 32.9 million shares.
Other Programs:
–	On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010. The authority has been increased to reflect the stock dividends distributed through April 1, 2010. Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory constraints. This authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated. On June 30, 2010, the maximum number of shares that may be purchased under the program was 8.6 million shares. Until the third anniversary of the sale of the preferred shares issued in the CPP, FHN may not repurchase common or other equity shares (subject to certain limited exceptions) without the UST’s approval.
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of June 30, 2010, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7— Regulatory Capital. In 2010, capital ratios are expected to remain strong and significantly above well-capitalized standards despite a difficult operating environment.

RISK MANAGEMENT
FHN derives revenue from providing services and, in many cases, assuming and managing risk for profit which exposes the Company to business strategy and reputational, interest rate, liquidity, market, capital adequacy, operational, compliance, and credit risks that require ongoing oversight and management. FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. Through an enterprise risk governance structure and a statement of risk tolerance approved by the Board of Directors, management continually evaluates the balance of risk/return and earnings volatility with shareholder value.
FHN’s enterprise risk governance structure begins with the Board of Directors. The Board, working with the Executive & Risk Committee of the Board, establishes the Company’s risk tolerance by approving policies and limits that provide standards for the nature and the level of risk the Company is willing to assume. The Board regularly receives reports on management’s performance against the Company’s risk tolerance primarily through the Board’s Executive & Risk and Audit Committees. Additionally, the Compensation Committee, General Counsel, Chief Risk Officer, Chief Human Resources Officer, and Chief Credit Officer convene periodically, as required by the U.S. Treasury’s Troubled Asset Relief Program (“TARP”), to review and assess key business risks and the relation of those risks to compensation plans across the company. A comprehensive review was conducted with the Compensation Committee of the Board of Directors during first quarter 2010.
To further support the risk governance provided by the Board, FHN has established accountabilities, control processes, procedures, and a management governance structure designed to align risk management with risk-taking throughout Company. The control procedures are aligned with FHN’s four components of risk governance: 1. Specific Risk Committees; 2. The Risk Management Organization; 3. Business Unit Risk Management; and 4. Independent Assurance Functions.
1.	Specific Risk Committees: The Board has delegated authority to the CEO to manage Business Strategy and Reputation Risk, and the general business affairs of the Company under the Board’s oversight. The CEO utilizes the executive management team and the Executive Risk Management Committee to carry out these duties and to analyze existing and emerging strategic and reputation risks and determines the appropriate course of action. The Executive Risk Management Committee is comprised of the CEO and certain officers designated by the CEO. The Executive Risk Management Committee is supported by a set of specific risk committees focused on unique risk types (e.g. liquidity, credit, operational, etc). These risk committees provide a mechanism that assembles the necessary expertise and perspectives of the management team to discuss emerging risk issues, monitor the Company’s risk taking activities, and evaluate specific transactions and exposures. These committees also monitor the direction and trend of risks relative to business strategies and market conditions and direct management to respond to risk issues.

2.	The Risk Management Organization: The Company’s risk management organization, led by the Chief Risk Officer and Chief Credit Officer, provides objective oversight of risk-taking activities. The risk management organization translates FHN’s overall risk tolerance into approved limits and formal policies and is supported by corporate staff functions, including the Corporate Secretary, Legal, Finance, Human Resources, and Technology. Risk management also works with business units and functional experts to establish appropriate operating standards and monitors business practices in relation to those standards. Additionally, risk management proactively works with business units and senior management to focus management on key risks in the Company and emerging trends that may change FHN’s risk profile. The Chief Risk Officer has overall responsibility and accountability for enterprise risk management and aggregate risk reporting.

3.	Business Unit Risk Management: The Company’s business units are responsible for identifying, acknowledging, quantifying, mitigating, and managing all risks arising within their respective units. They determine and execute their business strategies, which puts them closest to the changing nature of risks and they are best able to take the needed actions to manage and mitigate those risks. The business units are supported by the risk management organization that helps identify risks and make sound business decisions regarding risk taking activity. Management processes, structure, and policies are designed to help ensure compliance with laws and regulations and provide organizational clarity for authority, decision-making, and accountability. The risk governance structure supports and promotes the escalation of material items to executive management and the Board.

4.	Independent Assurance Functions: Internal Audit, Credit Risk Assurance and Model Validation provide independent and objective assessment of the design and execution of the Company’s internal control system, including management systems, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and employee actions are in compliance with the Company’s policies and applicable laws and regulations. Internal Audit and Model Validation report to the Audit Committee of the Board while Credit Risk Assurance reports to the Executive & Risk Committee of the Board.
MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
Given the significant current uncertainties that exist within the housing market and the national economy, it is anticipated that the remainder of 2010 will be challenging for FHN. Despite the significant reduction of legacy national lending operations, the ongoing economic downturn could continue to affect borrower defaults resulting in elevated loan loss provision (especially within the commercial real estate portfolio and bank-related loans), repurchase losses, and continued costs associated with managing the elevated amount of foreclosed and repurchased assets. Additionally, a slow or uneven economic recovery could continue to suppress loan demand from borrowers resulting in continued pressure on net interest income. Further deterioration of general economic conditions could result in increased credit costs depending on the length and depth of this market cycle.
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Law”) mandates significant change across the industry and authorizes expansive new regulations to be issued in the future. It is uncertain at this time exactly how the Reform Law and associated regulations will affect FHN and the industry. It is likely, however, that in the foreseeable future, the Reform Law will result in increased compliance costs and risk while also reducing revenues and margins of certain products. Because the full impact of the Reform Law may not be known for some time, FHN will continue to assess the affect of the legislation on the Company as the associated regulations are adopted.
INTEREST RATE RISK MANAGEMENT
Interest rate risk is the risk that changes in prevailing interest rates will adversely affect assets, liabilities, capital, income, and/or expense at different times or in different amounts. The Asset Liability Committee (“ALCO”), a committee consisting of senior management that meets regularly, is responsible for coordinating the financial management of interest rate risk. FHN primarily manages interest rate risk by structuring the balance sheet to attempt to maintain the desired level of associated earnings while operating within prudent risk limits and thereby preserving the value of FHN’s capital.
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
Fair Value
Interest rate risk and the slope of the yield curve also affects the fair value of servicing assets and Capital Markets’ trading inventory that are reflected in Mortgage banking and Capital markets noninterest income, respectively. Low or declining interest rates typically lead to lower servicing-related income due to the impact of higher loan prepayments on the value of MSR while high or rising interest rates typically increase servicing-related income. To determine the amount of interest rate risk and exposure to changes in fair value of servicing assets, FHN uses multiple scenario rate shock analysis, including the magnitude and direction of interest rate changes, prepayment speeds, and other factors that could affect Mortgage banking noninterest income.

Generally, low or declining interest rates with a positively sloped yield curve tend to increase Capital Markets’ income through higher demand for fixed income products. Additionally, the fair value of Capital Markets’ trading inventory can fluctuate as a result of differences between current interest rates when compared to the interest rates of fixed-income securities in the trading inventory.
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
LIQUIDITY MANAGEMENT
ALCO focuses on liquidity management: the funding of assets with liabilities of the appropriate duration, while mitigating the risk of unexpected cash needs. A key objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors, and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability, and availability of funding; and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the Federal Home Loan Bank (“FHLB”), access to the overnight and term Federal Funds markets, and dealer and commercial customer repurchase agreements.
Core deposits are a significant source of funding and have been a stable source of liquidity for banks. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner. Total loans, excluding loans held for sale and restricted real estate loans, to core deposits ratio improved to 112 percent in second quarter 2010 from 140 percent in 2009. This ratio has improved due to a contraction of the loan portfolio as well as growth in core deposits.
In 2005, FTBNA established a bank note program providing additional liquidity of $5.0 billion. On June 30, 2010, $.6 billion was outstanding through the bank note program with $.1 billion scheduled to mature in 2010 and the remaining scheduled to mature in 2011. In 2009 and 2010, market and other conditions have been such that FTBNA has not been able to utilize the bank note program, and instead has obtained less credit sensitive sources of funding including secured sources such as FHLB borrowings and the Federal Reserve Bank’s temporary TAF program. FTBNA cannot predict when it will recommence use of the bank note program.
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

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $305 million as of June 30, 2010. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, without prior regulatory approval.
FTBNA has applied for approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in October 2010. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether or not to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity, and other needs. Under the terms of the CPP, FHN is not permitted to increase its cash common dividend rate for a period of three years from the date of issuance without permission of the Treasury. At the time of the preferred share and common stock warrant issuance, FHN did not pay a common cash dividend.
On July 20, 2010, the Board declared a dividend payable in shares of common stock at a rate of 1.6567 percent to be distributed on October 1, 2010 to shareholders of record on September 10, 2010. The Board intends to reinstate a cash dividend at an appropriate and prudent level once earnings and other conditions improve sufficiently, consistent with legal, regulatory, CPP, and other constraints. The Board approved the 5 percent (annualized) dividend on the preferred CPP to be paid on August 16, 2010.
Cash Flows
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2010, and 2009. Cash and cash equivalents increased $49.2 million from December 31, 2010, from net cash flows provided by investing activities. Positive cash flows during 2010 were primarily the result of a contraction in the balance sheet since the end of 2009.
Cash flows from investing activities were $1.3 billion during the first half of 2010 and $1.1 billion in 2009. For both periods, significant declines in the size of the loan and available for sale (“AFS”) securities portfolios positively affected liquidity. Because of continued soft loan demand and the strategic wind down of the national construction portfolios, liquidity needed to fund loan growth has been more than offset by contracting balances. The AFS securities portfolio decreased during 2010 primarily due to natural runoff and lack of attractive investing opportunities. Additionally, a reduction of excess deposits held at the Federal Reserve Bank (“FRB”) during the first half of 2010 favorably affected cash flows from investing activities during the period.
Financing and operating activities provided negative cash flow during 2010. Net cash used by financing activities was $.8 billion in 2010 compared with $1.8 billion during 2009. The decrease was primarily the result of a decline in funding from short term borrowings including federal funds sold (“FFS”) and borrowings from the FRB temporary TAF (“Term Auction Facility”) program which expired in the first quarter. Liquidity provided from long term borrowings declined consistent with the contraction of assets. Total deposits increased $.3 billion during 2010 and $.7 billion in 2009 which offset a portion of the negative cash flow due to the declines in long and short term borrowings. Net cash used by operating activities was $.5 billion during 2010 and $.3 billion during 2009. Negative cash flows from operating activities during 2010 were primarily the result of the unfavorable impact of changes in operating assts and liabilities. Operating cash flows for the six months ended June 30, 2010 was negatively affected by a $1.1 billion increase in trading securities. This increase was primarily attributable to a temporary rise in trading loans of approximately $.6 billion and an approximately $.5 billion seasonal increase of capital markets trading securities inventory at year-end. The significant increase in trading securities and corresponding negative effect on operating cash flows was somewhat mitigated by positive operating, cash-basis net income.

In the first half of 2009, there was a net decrease in net cash and cash equivalents which was primarily the result of a significant decline in cash flows from financing activities. During the first half of 2009, borrowings from long term bank notes declined $1.5 billion and short term borrowings declined $1.1 billion primarily due to decline in FRB TAF borrowings. Total deposits increased $.7 billion during 2009 as FHN focused on growing core deposits as a stable source of funding. Net cash provided by investing activities was $1.1 billion which was largely driven by reduced funding needs for the loan portfolio as loan demand was low and FHN actively reduced the national construction portfolios. Net cash provided by operating activities was $.3 billion in 2009 as cash-based items included in net income favorably affected operating cash flows. However, a combined increase in trading securities and other operating assets of $.4 billion and reduction in operating liabilities negatively affected operating cash flows in 2009.
Off-balance Sheet Arrangements, Repurchase Obligations, and Other Contractual Obligations
First Horizon Home Loans, the former mortgage banking division of FHN, originated conventional conforming and federally insured single-family residential mortgage loans. Substantially all of these mortgage loans were exchanged for securities, which are issued through investors, including government sponsored enterprises (“GSE”), such as Government National Mortgage Association (“GNMA”) for federally insured loans and Federal National Mortgage Association (“FNMA’) and Federal Home Loan Mortgage Corporation (“FHLMC”) for conventional loans, and then sold in the secondary markets. Each GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities. The risk of credit loss with regard to the principal amount of the loans sold was generally transferred to investors upon sale to the secondary market. However, for loans sold without recourse, if it was determined that previously transferred loans did not meet the agreed upon qualifications or criteria within the sales contract, the purchaser has the right to return those loans to FHN or pursue a make-whole arrangement with FHN.
Substantially all of FHN’s repurchase obligations reside with first lien mortgage loans originated and sold without recourse through its legacy mortgage banking business. The primary buyers were FNMA and FHLMC along with additional volumes delivered to GNMA as well as to private investors through proprietary securitizations. The estimated inherent losses that result from these obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and declining housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet within loans held-for-sale upon repurchase.
The estimation process begins with internally developed proprietary models that are used to assist in developing a baseline in evaluating inherent repurchase-related loss content. These models are designed to capture historical loss content from actual repurchase activity experienced. The baseline for the repurchase reserve uses historical loss factors that are applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage and are applied to more recent sale vintages to estimate inherent losses incurred but not yet realized. Due to the lagging nature of this model and relatively short period available in which actual loss trends were observed, management then applies qualitative adjustments to this initial baseline estimate.
In order to incorporate more current events, such as the level of repurchase requests or mortgage insurance (“MI”) cancellation notices, FHN then overlays management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests (“the active pipeline”) related to breach of contract, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed loss severities (actual losses incurred as a percentage of the unpaid principal balance (“UPB”)) ranging between 50 percent and 55 percent of the principal balance of the repurchased loans and average rescission rates between 40 percent and 50 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels. On June 30, 2010, the active pipeline was $411.1 million with over half of such claims submitted by Fannie Mae and a significant component resulting from MI cancellation notices. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content. For purposes of estimating loss content, FHN also considers reviewed MI cancellation notices where coverage has been lost. In determining adequacy of the repurchase reserve, FHN considered an additional $67.1 million in UPB of loans where MI coverage was lost.
The following table provides a rollforward of the active repurchase request pipeline, unresolved mortgage cancellation notices, and information regarding the number of repurchase requests resolved during the three and six month periods ended June 30, 2010 and 2009:
Table 12 — Rollforward of the Active Pipeline
For the three and six month periods ended June 30, 2010:

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase requests:
Beginning balance — April 1, 2010	834	$173,294	70	$4,023	15	$1,127	919	$178,444
Additions	656	146,205	45	2,805	—	—	701	149,010
Decreases	(222)	(50,495)	(27)	(1,339)	(8)	(306)	(257)	(52,140)

Ending balance — June 30, 2010	1,268	269,004	88	5,489	7	821	1,363	275,314

Legacy mortgage banking MI cancellation notices:
Beginning balance — April 1, 2010	571	126,026	—	—	—	—	571	126,026
Additions	152	31,454	—	—	—	—	152	31,454
Decreases	(94)	(21,722)	—	—	—	—	(94)	(21,722)

Ending balance — June 30, 2010	629	135,758	—	—	—	—	629	135,758

Total ending active pipeline — June 30, 2010	1,897	$404,762	88	$5,489	7	$821	1,992	$411,072

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase requests:
Beginning balance — January 1, 2010	702	$149,829	39	$2,335	1	$354	742	$152,518
Additions	1,008	217,903	107	6,349	14	773	1,129	225,025
Decreases	(442)	(98,728)	(58)	(3,195)	(8)	(306)	(508)	(102,229)

Ending balance — June 30, 2010	1,268	269,004	88	5,489	7	821	1,363	275,314

Legacy mortgage banking MI cancellation notices:
Beginning balance — January 1, 2010	452	103,170	—	—	—	—	452	103,170
Additions	368	79,120	—	—	—	—	368	79,120
Decreases	(191)	(46,532)	—	—	—	—	(191)	(46,532)

Ending balance — June 30, 2010	629	135,758	—	—	—	—	629	135,758

Total ending active pipeline — June 30, 2010	1,897	$404,762	88	$5,489	7	$821	1,992	$411,072

For the three and six month periods ended June 30, 2009:

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase requests:
Beginning balance — April 1, 2009	636	$118,024	45	$2,759	7	$1,057	688	$121,840
Additions	280	59,779	8	701	—	—	288	60,480
Decreases	(166)	(32,510)	(24)	(1,293)	(1)	(100)	(191)	(33,903)

Ending balance — June 30, 2009	750	145,293	29	2,167	6	957	785	148,417

Legacy mortgage banking MI cancellation notices:
Beginning balance — April 1, 2009	75	22,093	—	—	—	—	75	22,093
Additions	76	18,979	—	—	—	—	76	18,979
Decreases	(29)	(12,018)	—	—	—	—	(29)	(12,018)

Ending balance — June 30, 2009	122	29,054	—	—	—	—	122	29,054

Total ending active pipeline — June 30, 2009	872	$174,347	29	$2,167	6	$957	907	$177,471

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase requests:
Beginning balance — January 1, 2009	457	$85,505	22	$1,247	4	$513	483	$87,265
Additions	561	113,885	33	2,376	5	707	599	116,968
Decreases	(268)	(54,097)	(26)	(1,456)	(3)	(263)	(297)	(55,816)

Ending balance — June 30, 2009	750	145,293	29	2,167	6	957	785	148,417

Legacy mortgage banking MI cancellation notices:
Beginning balance — January 1, 2009	13	3,283	—	—	—	—	13	3,283
Additions	140	38,298	—	—	—	—	140	38,298
Decreases	(31)	(12,527)	—	—	—	—	(31)	(12,527)

Ending balance — June 30, 2009	122	29,054	—	—	—	—	122	29,054

Total ending active pipeline — June 30, 2009	872	$174,347	29	$2,167	6	$957	907	$177,471

The following table provides information regarding resolutions (outflows) of the active pipeline during the three and six month periods ended June 30, 2010 and 2009:
Table 13 — Active Pipeline Resolutions and Other Outflows

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
(Dollars in thousands)	Number	Amount	Number	Amount
Repurchase, make whole, settlement resolutions	153	$33,807	120	$23,523
Rescissions or denials	95	15,345	58	8,388
Other, MI, information requests	103	24,710	42	14,010

Total resolutions	351	$73,862	220	$45,921

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
(Dollars in thousands)	Number	Amount	Number	Amount
Repurchase, make whole, settlement resolutions	311	$63,402	183	$35,845
Rescissions or denials	137	25,564	101	17,977
Other, MI, information requests	251	59,795	44	14,521

Total resolutions	699	$148,761	328	$68,343

Management considered the rising level of repurchase requests when determining the adequacy of the repurchase and foreclosure reserve. Although the pipeline of requests has been increasing, FHN also considered that a majority of these sales ceased in third quarter 2008 when FHN sold its national mortgage origination business. FHN has received the greatest amount of repurchase or make-whole claims, and associated losses, related to loans that were sold during 2006 and 2007. FHN compares the estimated losses inherent within the pipeline and the estimated losses resulting from the baseline model with current reserve levels. Changes in the estimated required reserve levels are recorded as necessary.

The following table provides a rollforward of the repurchase reserve by loan product type for the three and six month periods ended June 30, 2010 and 2009:
Table 14 — Reserves for Repurchase and Foreclosure Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

First Liens
Beginning balance	$117,906	$37,581	$104,463	$34,771
Provision for repurchase and foreclosure losses	58,024	29,100	91,874	44,574
Net realized losses	(19,996)	(14,444)	(40,403)	(27,108)

Ending balance	$155,934	$52,237	$155,934	$52,237

Second Liens
Beginning balance	$8,094	$12,209	$1,269	$6,997
Provision for repurchase and foreclosure losses	(2,028)	12,000	4,797	20,026
Net realized losses	—	(4,198)	—	(7,012)

Ending balance	$6,066	$20,011	$6,066	$20,011

HELOC
Beginning balance	$2,781	$5,269	$2,781	$5,557
Net realized losses	(178)	(633)	(178)	(921)

Ending balance	$2,603	$4,636	$2,603	$4,636

Total Reserves for Repurchase and Foreclosure Losses
Beginning balance	$128,781	$55,059	$108,513	$47,325
Provision for repurchase and foreclosure losses	55,996	41,100	96,671	64,600
Net realized losses	(20,174)	(19,275)	(40,581)	(35,041)

Ending balance	$164,603	$76,884	$164,603	$76,884

Generally, repurchased loans are included in loans held-for-sale and recognized at fair value at the time of repurchase, which includes consideration of the credit status of the loans and estimated liquidation value. In addition, certain mortgage loans were sold to investors with limited or full recourse in the event of mortgage foreclosure. Refer to the discussion of repurchase and foreclosure reserves under Critical Accounting Policies and also Note 9 - Contingencies and Other Disclosures for additional information regarding FHN’s repurchase obligations.
FHN also sold HELOC as part of branch sales that were executed during 2007 as part of a strategic decision to exit businesses in markets FHN considered non-strategic. FHN has received repurchase requests from one of the purchasers of HELOC in conjunction with these branch sales. On June 30, 2010, the unpaid principal balance of unresolved repurchase requests related to this sale was $37.6 million. Repurchase reserves related to that sale recorded as of the balance sheet date reflect FHN’s consideration and interpretation of the sale agreement at the time the balance sheet was issued. Those unresolved repurchase requests are the subject of an arbitration proceeding. FHN expects to re-assess the reserve each quarter as the arbitration progresses.
Reinsurance Obligations
A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involves the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performs an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor has been penetrated. Management obtains the assistance of a third party actuarial firm in developing its estimation of loss content. This process includes consideration of factors such as delinquency trends, default rates, and housing prices which are used to estimate both the frequency and severity of losses. By the end of second quarter 2009, substantially all of FHN’s reinsurance corridors had been fully reflected within its reinsurance reserve for the 2005 through 2008 loan vintages. No new reinsurance arrangements were initiated after 2008.
In 2009 and 2010, FHN agreed to settle certain of its reinsurance obligations with a primary insurer through termination of the related reinsurance agreement, which resulted in a decrease in the reserve balance totaling $48.7 million and a transfer of the associated trust assets. As of June 30, 2010, FHN has reserved $13.1 million for its estimated liability under the remaining reinsurance arrangements. In accordance with the terms of the contracts with the primary insurers, as of June 30, 2010, FHN has placed $31.2 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements. Also, as of June 30, 2010, $13.7 million of these funds were allocated for future delivery to primary insurers for completion of existing settlement arrangements.
The following table provides a rollforward of the reinsurance reserve for the three and six month periods ended June 30, 2010 and 2009:
Table 15 — Reserves for Reinsurance Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2010	2009	2010	2009

Beginning balance	$29,480	$52,776	$29,321	$38,531
Expense recognized	(1,267)	8,060	(789)	22,305
Payments to primary insurers	(1,490)	—	(1,809)	—
Reduction of liability from settlements	(13,589)	—	(13,589)	—

Ending balance	$13,134	$60,836	$13,134	$60,836

Other Obligations
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
CAPITAL MANAGEMENT AND ADEQUACY
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets. The Capital Management committee, chaired by the Executive Vice President of Funds Management and Corporate Treasurer, is

responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. The committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The committee also recommends capital management policies, which are submitted for approval to the Executive & Risk Committee and the Board.
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Operational risk is divided into the following risk areas, which have been established at the corporate level to address these risks across the entire organization:
•	Business Continuity Planning / Records Management

•	Compliance / Legal

•	Program Governance

•	Fiduciary

•	Security/Internal and External Fraud

•	Financial (including disclosure)

•	Information Technology

•	Vendor
Management, measurement, and reporting of operational risk are overseen by the Operational Risk, Fiduciary, and Financial Governance Committees. Key representatives from the business segments, operating units, and supporting units are represented on these committees as appropriate. These governance committees manage the individual operational risk types across the company by setting standards, monitoring activity, initiating actions, and reporting exposures and results. Summary reports of these Committees activities and decisions are provided to the Executive Risk Management Committee. Emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.
COMPLIANCE RISK MANAGEMENT
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to FHN’s activities. Management, measurement, and reporting of compliance risk are overseen by the Compliance Risk Committee, which is chaired by the SVP of Corporate Compliance. Key executives from the business segments, legal, risk management, and service functions are represented on the committee. Summary reports of Committee activities and decisions are provided to the appropriate governance committees. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.
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
The CRMC oversees the accuracy of credit risk grading and the adequacy of commercial credit servicing through a series of regularly scheduled portfolio reviews. In addition, the CRMC oversees the management of emerging potential problem commercial assets through a series of watch list reviews. The Credit Risk Management function assesses the portfolio trends and the results of these processes and utilizes this information to inform management regarding the current state of credit quality and as a factor of the estimation process for determining the allowance for loan losses.
All of the above activities are subject to independent review by FHN’s Credit Risk Assurance Group. The EVP of Credit Risk Assurance is appointed by and reports to the Executive & Risk Committee of the Board. Credit Risk Assurance is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, credit policies, and credit risk management processes.
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
ALLOWANCE FOR LOAN LOSSES (ALLL)
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” because: changes in it can materially affect the provision for loan losses and net income, it requires management to predict borrowers’ likelihood or capacity to repay, and it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking and non-strategic segments. A management committee comprised of representatives from Risk Management, Finance, and Credit performs a quarterly review of the assumptions used and FHN’s ALLL analytical models, qualitative assessments of the loan portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, management reviews the level of the ALLL with the Executive and Risk Committee of FHN’s Board of Directors.

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
In 2009, management developed and began utilizing an Average Loss Rate Model (“ALR”) for establishment of commercial portfolio reserve rates. ALR is a grade migration based approach that allows for robust segmentation and dynamic time period consideration. In comparison with the prior commercial reserve rate establishment, ALR is more sensitive to current portfolio conditions and provides management with additional detailed analysis into historical portfolio net loss experience. Consistent with the preceding approach, these reserve rates are then subject to management adjustment to reflect current events, trends and conditions (including economic considerations and trends) that affect the asset quality of the commercial loan portfolio.
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
Generally, classified commercial non-accrual loans over $1 million are deemed to be individually impaired and are assessed for impairment measurement. Individually impaired loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses; however, for impaired collateral-dependent loans FHN generally charges off the full difference between the book value and the estimated net realizable value.
The initial method used for measuring impairment is the DCF method. For all loans assessed under the DCF method, it is necessary to project the timing and amount of the best estimate of future cash flows to the loan from the borrower’s net rents received from the property, guarantor contributions, receiver or court ordered payments, refinances, etc. Once the amount and timing of the cash flow stream has been estimated, the net present value using the loan’s effective interest rate is then calculated in order to determine the amount of impairment.
Where guarantor contributions are determined to be a source of repayment, an assessment of the guarantee is made. This guarantee assessment would include but not be limited to factors such as type and feature of the guarantee, consideration for the guarantee, key provisions of the guarantee agreement, and ability of the guarantor to be a viable secondary source of repayment.
Reliance on the guarantee as a viable secondary source of repayment is a function of an analysis proving capability to pay factoring in, among other things, liquidity, and direct/indirect debt cash flows. Therefore, a proper evaluation of each guarantor is critical. FHN establishes a guarantor’s ability (financial wherewithal) to support a credit based on an analysis of recent information on the guarantor’s financial condition. This would generally include income and asset information from sources such as recent tax returns, credit reports, and personal financial statements. In analyzing this information FHN seeks to assess a combination of liquidity, global cash flow, cash burn rate, and contingent liabilities to demonstrate the guarantor’s capacity to sustain support for the credit and fulfill the obligation. FHN also considers the volume and amount of guarantees provided for all global indebtedness and the likelihood of realization. Guarantor financial information is periodically updated throughout the life of the loan.
FHN presumes a guarantor’s willingness until financial support becomes necessary or if there is any current or prior indication or future expectation that the guarantor may not willingly and voluntarily perform under the terms of the guarantee.
In FHN’s risk grading approach, it is deemed that financial support becomes necessary generally at a point when the loan would otherwise be graded Substandard, reflecting a well-defined weakness. At that point, provided willingness is appropriately demonstrated, a strong, legally enforceable guarantee can mitigate the risk of default or loss, justify a less severe rating, and consequently reduce the level of allowance or charge-off that might otherwise be deemed appropriate.
FHN establishes guarantor willingness to support the credit through documented evidence of previous and ongoing support of the credit. Previous performance under a guarantor’s obligation to pay is not considered if the performance was involuntary.
For impaired assets viewed as collateral dependent, fair value estimates are obtained from a recently received and reviewed appraisal. Appraised values are adjusted down for costs associated with asset disposal and for the estimates of any further deterioration in values since the most recent appraisal. Upon the determination of impairment for collateral dependent loans, FHN charges off the full difference between book value and our best estimate of the asset’s net realizable value. As of June 30, 2010, the total amount of individually impaired commercial loans is $466.8 million; $215.2 million of these loans are carried at the fair value of collateral less estimated costs to sale and do not carry reserves.
For home equity loans and lines, reserve levels are established through the use of segmented roll-rate models. Loans are classified as substandard at 90 days delinquent. A collateral position is assessed prior to the asset becoming 180 days delinquent. If the value does not support foreclosure, balances are charged-off and other avenues of recovery are pursued. If the value supports foreclosure, the loan is charged-down to net realizable value and is placed on nonaccrual status. When collateral is taken to OREO, the asset is assessed for further write-down relative to appraised value.
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

MORTGAGE SERVICING RIGHTS (MSR) AND OTHER RELATED RETAINED INTERESTS
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
Table 16 — Prepayment Assumptions

	Three Months Ended
	June 30
	2010	2009

Prepayment speeds
Actual	16.3%	24.9%
Estimated*	24.5	31.4

*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.
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
Float Income: Estimated float income is driven by expected float balances (principal, interest and escrow payments that are held pending remittance to the investor or other third party) and current market interest rates, including the thirty-day London Inter-Bank Offered Rate (“LIBOR”) and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair value of MSR.
FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (a) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (b) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On June 30, 2010 and 2009, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.
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
MORTGAGE WAREHOUSE
FHN has elected fair value accounting for substantially all of the mortgage warehouse. The fair value of the remaining mortgage warehouse is considered a critical accounting estimate as the fair value is affected by changes in interest rates, borrower’s credit, and changes in profit margins required by investors for perceived risks (i.e., liquidity). On June 30, 2010, the fair value of the mortgage warehouse was $268.0 million.
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
REPURCHASE AND FORECLOSURE RESERVES
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
While loan delinquency or foreclosure is not the basis for FHN’s obligations for breach of contract, delinquency or foreclosure increases the probability of investor review of the loans sold resulting in increased repurchase demands. New inflows of $205.8 million increased the ending active pipeline to $411.1 million on June 30, 2010. A growing percentage of the active pipeline is related to notices of mortgage insurance cancellation which inherently presents additional uncertainty when estimating inherent loss content as it is difficult to predict the amount of MI cancellations that will ultimately materialize into formal repurchase requests from a GSE. Uncertainty exists in accurately determining the reserve due to incomplete knowledge regarding the status of investors’ reviews. Additionally, since FHN has sold a significant portion of its servicing rights associated with prior agency loan sales, management has limited insight into the performance and/or potential subsequent refinancing of many of the loans covered by its representations and warranties. Repurchased loans are recognized within loans held-for-sale at fair value at the time of repurchase, which includes consideration of the credit status of the loans and estimated liquidation value. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. The UPB of loans that were repurchased during second quarter 2010 was $12.0 million. As of June 30, 2010, the UPB of repurchased loans in held-for-sale was $42.7 million with an associated fair value of $28.7 million.
FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On June 30, 2010, and 2009, FHN had single-family residential loans with outstanding balances of $64.2 million and $72.2 million, respectively, that were sold, servicing retained, on a full recourse basis.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (“FHA”) and Veterans Administration (“VA”). FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On June 30, 2010 and 2009, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.2 billion and $3.3 billion, respectively. Additionally, on June 30, 2010, and 2009, $.9 billion and $1.2 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
FHN has evaluated its exposure under all of these obligations, including a smaller amount related to equity-lending junior lien loan sales, and accordingly, has reserved for losses of $164.6 million and $76.9 million as of June 30, 2010, and 2009 respectively. Reserves for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense related to the legacy mortgage banking component of these reserves is included within mortgage banking repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. See Note 9 —Contingencies and Other Disclosure and the “Off-balance sheet arrangements and other contractual obligations” section in this MD&A for additional information regarding FHN’s repurchase and make-whole obligations.
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
Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. As such, FHN engages an independent valuation to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. An independent assessment was completed in 2009 and utilized three separate methodologies, applying a weighted average to each in order to determine fair value for each reporting unit. The valuation as of October 1, 2009 indicated no goodwill impairment in any of the reporting units. As of the measurement date, the fair value of Regional Banking and Capital Markets exceeded their carrying values by 17.8 percent and 29.7 percent, respectively.
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
The impairment testing process conducted by FHN begins by assigning net assets and goodwill to each reporting unit. FHN then completes “step one” of the impairment test by comparing the fair value of each reporting unit with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.
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
Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. The balance sheet method is used to determine deferred taxes. Under this method, the net deferred tax asset or liability is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test. If the “more likely than not” test is not met a valuation allowance must be established against the deferred tax asset. On June 30, 2010, FHN’s net DTA was $288 million with no related valuation allowance. FHN evaluates the likelihood of realization of the $288 million net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at June 30, 2010, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized $288 million net DTA is more likely than not. This assertion could change if FHN experiences greater losses in the near-future than management currently anticipates.
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
ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE
In July 2010, the FASB issued Accounting Standards Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. FHN is currently assessing the effects of adopting the provisions of ASU 2010-20.
In March 2010, the FASB issued Accounting Standards Update 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010 and require re-evaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, re-evaluation of such preexisting contracts is not required. The effect of adopting the provisions of ASU 2010-11 will not be material to FHN.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at pages 91-92, (b) the section entitled “Risk Management — Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2009 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2009 Annual Report to shareholders.
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
Item 4(T). Controls and Procedures
     Not applicable

Part II.
OTHER INFORMATION
Item 1 Legal Proceedings
The “Contingencies” section of Note 9 to the Consolidated Condensed Financial Statements beginning on page 21 of this Report is incorporated into this Item by reference.
Item 1A Risk Factors
The following supplements the “Regulatory, Legislative, and Legal Risks” discussion in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, and also relates to discussion under the caption “Recent Recession and Disruptions.”
     The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Law”) was enacted on July 21, 2010. The Reform Law made a substantial number of significant changes to how financial services companies are regulated. Many of the most sweeping changes in the Reform Law are not complete or specific but instead authorize potentially expansive new regulations to be issued in the future. At this time it is not known how the Reform Law and the regulations that eventually will be adopted under it will affect the financial services industry in general or our company in particular, and it could be several years before all the impacts are known. Although it is not possible to summarize in any detail the effects of this legislation, one likely overall impact upon us will be to increase our regulatory compliance and certain other costs significantly. In addition, it is possible that our operations and associated revenues will be constrained in some respects, perhaps significantly in some areas. Areas covered by the Reform Law which at this early stage appear likely to present the greatest risks to us, which are not unique to us, are mentioned below:
•	Due to the scope of the new regulations authorized, it is likely that our compliance costs and risks will rise appreciably over the next several years, and a substantial portion of that increase likely will be permanent.

•	There is a risk that the burden of many of the increased compliance costs could be uneven over the industry in terms of the impact to each institution’s efficiency ratio (the ratio of costs to revenues), leaving some institutions disadvantaged relative to others. Uneven outcomes could arise because: larger institutions may be able to bear some of the new costs more efficiently due to economies of scale; some new burdens do not apply to smaller institutions at all; in most cases each new burden will apply only to a narrow range of activities, institutions have differing mixes of business activities, and the various burdens will be unequal from one activity to the next; and, there is a risk of unintended impacts.

•	A new regulatory agency has been created: the Bureau of Consumer Financial Protection, or “Bureau.” The Bureau has substantial authority over our consumer finance products and services, and therefore is likely to have a substantial impact on our retail financial services businesses. Although presently unknown, the Bureau’s rules could conflict with, and possibly override, our Bank’s primary regulator in consumer matters. Since the Bureau’s mission is not focused upon the safety and soundness of our Bank, conflicts of that sort could be significantly adverse to us. The Bureau’s rule-making authority is extensive, including such things as setting terms and conditions on consumer products and services. The Bureau’s rules could substantially reduce revenues, increase costs and risks, and otherwise make our consumer products and services less profitable or unprofitable.

•	The Reform Law will allow banks to pay interest on certain business checking accounts beginning in 2011. If the industry responds by competing for those deposits with interest-bearing accounts, this provision would put some degree of downward pressure upon our net interest margin when it becomes effective.

•	The Reform Law is likely to substantially increase our deposit insurance costs. The assessment rate is expected to increase, at least temporarily, and the base upon which the assessment is made has been expanded from insured deposits to include all consolidated assets less tangible capital.

•	Regulators, including the Federal Reserve and the OCC, have been given expansive authority to regulate compensation and many other matters throughout our company in connection with enhanced risk regulation functions. If new regulations in this area are severe, they could adversely impact our ability to attract or retain key employees and could make some business activities impractical for banks and bank holding companies.

•	The Reform Law appears to weaken existing federal pre-emption of state laws which regulate certain banking and financial activities, especially activities involving consumer accounts, and it may limit the ability of federal regulators to pre-empt state laws in the future. In general, a weakening of federal pre-emption tends to increase our compliance and operational costs and risks, and can increase them substantially.

•	The Reform Law has excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $300 million of currently outstanding securities from our Tier 1 capital after a phase-out period has passed. Perhaps more importantly, this provision could adversely affect our capital markets business in the future, which traditionally has helped other financial institutions issue trust preferred securities and expects to do so again once the market for those securities recovers.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table, including the explanatory notes, is incorporated herein by reference to Table 11 and the explanatory notes included in Item 2 of Part I — First Horizon National Corporation — Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 89.
Item 4 [Reserved]
Items 3 and 5
As of the end of the second quarter 2010, the answers to Items 3 and 5 were either inapplicable or negative, and therefore these items are omitted.
Item 6 Exhibits
(a) Exhibits.

Exhibit No.	Description

3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed July 21, 2010.

3.2	Bylaws of First Horizon National Corporation, as amended and restated July 19, 2010, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed July 21, 2010.

4	Instruments defining the rights of security holders, including indentures.*

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 31-34 and pages 151-152 in the Corporation’s 2009 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2010, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit No.	Description

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101**	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2010 and 2009; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2010 and 2009; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2010 and 2009; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009; (v) Notes to Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
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

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: August 5, 2010	By: Name:	/s/ William C. Losch III William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed July 21, 2010.

3.2	Bylaws of First Horizon National Corporation, as amended and restated July 19, 2010, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed July 21, 2010.

4	Instruments defining the rights of security holders, including indentures.*

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 31-34 and pages 151-152 in the Corporation’s 2009 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2010, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101**	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2010 and 2009; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2010 and 2009; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2010 and 2009; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009; (v) Notes to Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
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