Form 10-Q
period 2010-09-30
FIRST HORIZON NATIONAL CORP
filed 2010-11-01
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2010

Common Stock, $.625 par value	232,841,383

FIRST HORIZON NATIONAL CORPORATION
INDEX

Part I. Financial Information	3

Part II. Other Information	122

Signatures	125

Exhibit Index	126
EXHIBIT 10.1(A2)
EXHIBIT 10.5(J)
EXHIBIT 10.8(H)
EXHIBIT 31.(A)
EXHIBIT 31.(B)
EXHIBIT 32.(A)
EXHIBIT 32.(B)
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

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands except restricted and share amounts)(Unaudited)	2010	2009	2009
Assets:
Cash and due from banks	$331,743	$328,150	$465,712
Federal funds sold and securities purchased under agreements to resell	602,407	622,733	452,883

Total cash and cash equivalents	934,150	950,883	918,595

Interest-bearing cash	266,469	166,352	539,300
Trading securities	1,214,595	701,151	699,900
Loans held for sale	414,259	502,687	452,501
Securities available for sale (Note 3)	2,611,460	2,645,922	2,694,468
Loans, net of unearned income (Restricted — $.8 billion) (Note 4) (a)	17,059,489	18,524,685	18,123,884
Less: Allowance for loan losses (Restricted — $47.8 million) (a)	719,899	944,765	896,914

Total net loans	16,339,590	17,579,920	17,226,970

Mortgage servicing rights (Note 5)	191,943	289,282	302,611
Goodwill (Note 6)	162,180	178,381	165,528
Other intangible assets, net (Note 6)	34,263	40,498	38,256
Capital markets receivables	564,879	797,949	334,404
Premises and equipment, net	311,947	321,788	313,824
Real estate acquired by foreclosure	139,359	111,389	125,190
Other assets (Restricted — $19.1 million) (a)	2,199,087	2,179,650	2,257,131

Total assets (Restricted — $.8 billion) (a)	$25,384,181	$26,465,852	$26,068,678

Liabilities and equity:
Deposits:
Savings	$5,436,451	$4,416,121	$4,847,709
Time deposits	1,473,622	2,156,768	1,895,992
Other interest-bearing deposits	3,088,224	2,162,059	3,169,474
Certificates of deposit $100,000 and more	584,516	1,263,331	559,944

Interest-bearing	10,582,813	9,998,279	10,473,119
Noninterest-bearing (Restricted — $1.1 million) (a)	4,393,107	4,236,704	4,394,096

Total deposits (Restricted — $1.1 million) (a)	14,975,920	14,234,983	14,867,215

Federal funds purchased and securities sold under agreements to repurchase	2,439,542	2,267,644	2,874,353
Trading liabilities	414,666	415,293	293,387
Other short-term borrowings and commercial paper	193,361	1,739,202	761,758
Term borrowings (Restricted — $.8 billion) (a)	2,805,731	2,368,381	2,190,544
Other collateralized borrowings	—	711,087	700,589

Total long-term debt	2,805,731	3,079,468	2,891,133

Capital markets payables	379,526	542,829	292,975
Other liabilities (Restricted — $.1 million) (a)	868,547	816,224	785,389

Total liabilities (Restricted — $.8 billion) (a)	22,077,293	23,095,643	22,766,210

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock — no par value (shares authorized — 5,000,000; shares issued — series CPP 866,540 on September 30, 2010, September 30, 2009, and December 31, 2009) (Note 12)	810,974	794,630	798,685
Common stock — $.625 par value (shares authorized — 400,000,000; shares issued — 232,841,383 on September 30, 2010; 231,840,673 on September 30, 2009; and 231,896,015 on December 31, 2009) (b)	145,526	136,659	138,738
Capital surplus	1,344,307	1,170,916	1,208,649
Capital surplus common stock warrant — CPP (Note 12)	83,860	83,860	83,860
Undivided profits	737,014	1,005,244	891,580
Accumulated other comprehensive loss, net	(109,958)	(116,265)	(114,209)

Total First Horizon National Corporation Shareholders’ Equity	3,011,723	3,075,044	3,007,303

Noncontrolling interest (Note 12)	295,165	295,165	295,165

Total equity	3,306,888	3,370,209	3,302,468

Total liabilities and equity	$25,384,181	$26,465,852	$26,068,678

See accompanying notes to consolidated condensed financial statements.

(a)	Restricted balances parenthetically presented are as of September 30, 2010.

(b)	Outstanding shares have been restated to reflect stock dividends distributed through October 1, 2010.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share data)(Unaudited)	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$176,392	$184,910	$523,207	$588,338
Interest on investment securities	26,838	33,495	87,085	110,057
Interest on loans held for sale	4,747	5,820	15,280	20,129
Interest on trading securities	14,349	11,780	35,513	41,502
Interest on other earning assets	839	355	1,941	1,922

Total interest income	223,165	236,360	663,026	761,948

Interest expense:
Interest on deposits:
Savings	7,975	7,553	23,488	31,821
Time deposits	9,354	13,980	29,842	48,493
Other interest-bearing deposits	1,959	1,316	7,131	3,280
Certificates of deposit $100,000 and more	3,324	5,809	10,112	23,236
Interest on trading liabilities	4,127	4,691	14,585	15,424
Interest on short-term borrowings	1,827	2,649	5,495	10,447
Interest on long-term debt	8,456	9,461	23,771	42,673

Total interest expense	37,022	45,459	114,424	175,374

Net interest income	186,143	190,901	548,602	586,574
Provision for loan losses	50,000	185,000	225,000	745,000

Net interest income/(expense) after provision for loan losses	136,143	5,901	323,602	(158,426)

Noninterest income:
Capital markets	114,014	129,043	329,461	514,127
Mortgage banking	53,122	59,211	151,307	190,443
Deposit transactions and cash management	34,911	41,738	109,696	122,585
Trust services and investment management	7,137	7,347	22,246	21,818
Brokerage management fees and commissions	6,441	7,315	18,812	20,416
Insurance commissions	4,150	5,907	13,908	19,380
Equity securities gains/(losses), net	(2,928)	65	(4,759)	(267)
All other income and commissions	31,365	51,514	104,071	120,144

Total noninterest income	248,212	302,140	744,742	1,008,646

Adjusted gross income after provision for loan losses	384,355	308,041	1,068,344	850,220

Noninterest expense:
Employee compensation, incentives and benefits	174,918	178,734	520,014	614,301
Repurchase and foreclosure provision	48,712	24,072	145,607	88,415
Operations services	14,952	15,392	44,882	47,439
Occupancy	14,555	16,207	45,030	47,465
Legal and professional fees	14,269	17,077	46,352	45,688
Deposit insurance premiums	10,123	8,796	27,812	37,777
Computer software	7,634	6,871	22,176	20,228
Contract employment	7,443	7,956	20,890	27,083
Equipment rentals, depreciation, & maintenance	7,233	8,696	20,970	25,561
Foreclosed real estate	5,159	21,221	20,766	53,053
Communications and courier	5,098	6,837	17,246	20,688
Miscellaneous loan costs	1,913	4,503	10,571	17,056
Amortization of intangible assets	1,382	1,445	4,144	4,590
All other expense	34,159	30,416	85,836	132,145

Total noninterest expense	347,550	348,223	1,032,296	1,181,489

Income/(loss) before income taxes	36,805	(40,182)	36,048	(331,269)
Provision/(benefit) for income taxes	3,095	(15,368)	(15,125)	(136,834)

Income/(loss) from continuing operations	33,710	(24,814)	51,173	(194,435)
Loss from discontinued operations, net of tax	—	(10,200)	(6,877)	(11,156)

Net income/(loss)	$33,710	$(35,014)	$44,296	$(205,591)

Net income attributable to noncontrolling interest	2,875	2,969	8,563	8,563

Net income/(loss) attributable to controlling interest	$30,835	$(37,983)	$35,733	$(214,154)

Preferred stock dividends	14,960	14,876	44,816	44,688

Net income/(loss) available to common shareholders	$15,875	$(52,859)	$(9,083)	$(258,842)

Earnings/(loss) per share from continuing operations (Note 8)	$0.07	$(0.19)	$(0.01)	$(1.07)

Diluted earnings/(loss) per share from continuing operations (Note 8)	$0.07	$(0.19)	$(0.01)	$(1.07)

Earnings/(loss) per share available to common shareholders (Note 8)	$0.07	$(0.23)	$(0.04)	$(1.12)

Diluted earnings/(loss) per share available to common shareholders (Note 8)	$0.07	$(0.23)	$(0.04)	$(1.12)

Weighted average common shares (Note 8)	230,461	230,285	230,380	230,248

Diluted average common shares (Note 8)	234,614	230,285	230,380	230,248

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2010			2009
	Controlling	Noncontrolling		Controlling	Noncontrolling
(Dollars in thousands)(Unaudited)	Interest	Interest	Total	Interest	Interest	Total

Balance, January 1	$3,007,303	$295,165	$3,302,468	$3,279,467	$295,165	$3,574,632
Adjustment to reflect adoption of amendments to ASC 810	(10,562)	—	(10,562)	—	—	—
Net income/(loss)	35,733	8,563	44,296	(214,154)	8,563	(205,591)
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Securities available for sale	(3,089)	—	(3,089)	25,216	—	25,216
Recognized pension and other employee benefit plans net periodic benefit costs	7,339	—	7,339	10,350	—	10,350

Comprehensive income/(loss)	39,983	8,563	48,546	(178,588)	8,563	(170,025)

Preferred stock — (CPP) accretion	12,289	—	12,289	11,950	—	11,950
Preferred stock — (CPP) dividends	(44,784)	—	(44,784)	(44,657)	—	(44,657)
Common stock repurchased	(1,340)	—	(1,340)	(388)	—	(388)
Common stock issued for stock options and restricted stock	177	—	177	1,681	—	1,681
Stock-based compensation expense	10,287	—	10,287	5,359	—	5,359
Dividends paid to noncontrolling interest of subsidiary preferred stock	—	(8,563)	(8,563)	—	(8,563)	(8,563)
Other changes in equity	(1,630)	—	(1,630)	220	—	220

Balance, September 30	$3,011,723	$295,165	$3,306,888	$3,075,044	$295,165	$3,370,209

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2010	2009

Operating Activities
Net income/(loss)	$44,296	$(205,591)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	225,000	745,000
Provision/(benefit) for deferred income tax	93,657	(95,169)
Depreciation and amortization of premises and equipment	22,703	24,663
Amortization of intangible assets	4,144	4,590
Net other amortization and accretion	33,400	33,183
Decrease in derivatives, net	12,980	151,077
Market value adjustment on mortgage servicing rights	57,885	(42,497)
Repurchase and foreclosure provision	145,607	88,415
Fair value adjustment to foreclosed real estate	13,938	29,831
Goodwill impairment	3,348	14,027
Stock-based compensation expense	10,287	5,359
Excess tax provision from stock-based compensation arrangements	17	—
Equity securities losses, net	4,759	267
Gains on repurchases of debt	(17,060)	(12,860)
Net losses on disposal of fixed assets	2,443	5,907
Net (increase)/decrease in:
Trading securities	(527,043)	184,481
Loans held for sale	38,242	63,967
Capital markets receivables	(230,475)	380,983
Interest receivable	4,125	8,222
Mortgage servicing rights due to sale	(24,558)	(87,273)
Other assets	152,580	16,668
Net increase/(decrease) in:
Capital markets payables	86,551	(572,599)
Interest payable	(2,317)	(26,255)
Other liabilities	(138,037)	(107,432)
Trading liabilities	121,279	55,791

Total adjustments	93,455	868,346

Net cash provided by operating activities	137,751	662,755

Investing Activities
Available for sale securities:
Sales	56,276	42,756
Maturities	761,922	552,043
Purchases	(745,792)	(69,850)
Premises and equipment:
Purchases	(23,269)	(18,427)
Net decrease in:
Securitization retained interests classified as trading securities	7,573	60,134
Loans	811,207	2,064,990
Interest-bearing cash	272,831	41,440

Net cash provided by investing activities	1,140,748	2,673,086

Financing Activities
Common stock:
Exercise of stock options	93	3
Repurchase of shares	(1,340)	(388)
Excess tax provision from stock-based compensation arrangements	(17)	—
Cash dividends paid — preferred stock — CPP	(32,495)	(32,616)
Cash dividends paid — preferred stock — noncontrolling interest	(8,500)	(9,803)
Long-term debt:
Payments/maturities	(238,342)	(1,484,294)
Net cash paid for repurchase of debt	(87,840)	(151,910)
Net increase/(decrease) in:
Deposits	108,705	(6,807)
Short-term borrowings	(1,003,208)	(2,023,923)

Net cash used by financing activities	(1,262,944)	(3,709,738)

Net increase/(decrease) in cash and cash equivalents	15,555	(373,897)

Cash and cash equivalents at beginning of period	918,595	1,324,780

Cash and cash equivalents at end of period	$934,150	$950,883

Supplemental Disclosures
Total interest paid	$116,220	$201,027
Total income taxes paid	738	106,886
Transfer from loans to other real estate owned	151,118	142,823

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
FHN historically presented charges related to repurchase obligations for junior lien consumer mortgage loan sales in noninterest income while similar charges arising from first lien mortgage originations and sales through the legacy national mortgage banking business were reflected in noninterest expense. In order to present such charges consistently, FHN determined that charges relating to repurchase obligations should be reflected in noninterest expense in the line item called Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. Consequently, FHN retroactively applied this change which resulted in a reclassification of charges related to junior lien mortgage loan sales from noninterest income into noninterest expense. All applicable tables and associated narrative have been revised to reflect this change. This reclassification did not impact FHN’s net income and all effects are included in the non-strategic segment.
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
Loans Held for Sale and Securitization and Residual Interests. Prior to fourth quarter 2008, FHN originated first lien mortgage loans (“the warehouse”) for the purpose of selling them in the secondary market, through sales to agencies for securitization, proprietary securitizations, and to a lesser extent through other whole loan sales. In addition, FHN evaluated its liquidity position in conjunction with determining its ability and intent to hold loans for the foreseeable future and sold certain of the second lien mortgages and home equity lines of credit (“HELOC”) it produced in the secondary market through securitizations and whole loan sales through third quarter 2007. For periods ending prior to January 1, 2010, loan securitizations involved the transfer of the loans to qualifying special purpose entities (“QSPE”) that were not subject to consolidation in accordance with ASC 860, “Transfers and Servicing”. Upon the effective date of the provisions of FASB Accounting Standards Update 2009-16 and FASB Accounting Standards Update 2009-17 on January 1, 2010, the concept of a QSPE was removed from Generally Accepted Accounting Principles (“GAAP”) and the criteria in ASC 810, “Consolidation”, for determining the primary beneficiary of a VIE were amended, resulting in the re-evaluation of all securitization trusts to which FHN had previously transferred loans for consolidation under ASC 810’s revised consolidation criteria. Following the re-evaluation of the trusts for consolidation upon adoption of the amendments to ASC 810, the majority of the mortgage securitization trusts to which FHN transferred loans remains unconsolidated as FHN is deemed not to be the primary beneficiary based on the interests it retained in the trusts. Under ASC 810, as amended, continual reconsideration of conclusions reached regarding which interest holder is the primary beneficiary of a trust is required. See Note 14 – Variable Interest Entities for additional information regarding FHN’s consolidated and nonconsolidated mortgage securitization trusts.
Accounting Changes. Effective September 30, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. Upon adoption of the provisions of ASU 2010-11, re-evaluation of certain preexisting contracts is required to determine whether the accounting for such contracts is consistent with the amended guidance in ASC 815. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, re-evaluation of such preexisting contracts is not required. As FHN does not have any preexisting contracts which require re-evaluation, the adoption of the Codification update to ASC 815 had no effect on FHN’s statement of condition, results of operations, or cash flows.

Note 1 – Financial Information (continued)
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
Effective January 1, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”). ASU 2009-16 updates ASC 860 to provide for the removal of the QSPE concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation in accordance with ASC 810 on and after the effective date of the amendments. The amendments to ASC 860 modify the criteria for achieving sale accounting for transfers of financial assets and define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The updated provisions of ASC 860 also provide that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASC 860, as amended, requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. Upon adoption of the amendments to ASC 860, FHN applied the amended disclosure requirements to transfers that occurred both before and after the effective date of the Codification update, with comparative disclosures included only for periods subsequent to initial adoption for those disclosures not previously required. The adoption of the Codification update to ASC 860 had no material effect on FHN’s statement of condition, results of operations, or cash flows.
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
Upon adoption of the amendments to ASC 810, FHN re-evaluated all former QSPEs and entities already subject to ASC 810 under the revised consolidation methodology. Based on such re-evaluation, consumer loans with an aggregate unpaid principal balance of $245.2 million were prospectively consolidated as of January 1, 2010, along with secured borrowings of $236.3 million, as the retention of mortgage servicing rights (“MSR”) and other retained interests, including residual interests and subordinated bonds, resulted in FHN being considered the related trusts’ primary beneficiary under the qualitative analysis required by ASC 810, as amended. MSR and trading assets held in

Note 1 – Financial Information (continued)
relation to the newly consolidated trusts were removed from the mortgage servicing rights and trading securities sections of the Consolidated Condensed Statements of Condition, respectively, upon adoption of the amendments to ASC 810. As the assets of FHN’s consolidated residential mortgage securitization trusts are pledged to settle the obligations due to the holders of the trusts’ securities and since the security holders have no recourse to FHN, the asset and liability balances have been parenthetically disclosed on the face of the Consolidated Condensed Statements of Condition as restricted in accordance with the presentation requirements of ASC 810, as amended. Since FHN determined that calculation of carrying values was not practicable, the unpaid principal balance measurement methodology was used upon adoption, with the allowance for loan losses (“ALLL”) related to the newly consolidated loans determined using FHN’s standard practices. FHN recognized a reduction to the opening balance of undivided profits of approximately $10.6 million for the cumulative effect of adopting the amendments to ASC 810, including the effect of the recognition of an adjustment to the ALLL of approximately $24.6 million ($15.6 million net of tax) in relation to the newly consolidated loans. Further, upon adoption of the amendments to ASC 810, the deconsolidation of certain small issuer trust preferred trusts for which First Tennessee Bank National Association (“FTBNA”) holds the majority of the mandatorily redeemable preferred capital securities (trust preferreds) issued but is not considered the primary beneficiary under the qualitative analysis required by ASC 810, as amended, resulted in reduction of loans net of unearned income and term borrowings on the Consolidated Condensed Statements of Condition by $30.5 million.
Effective January 1, 2010, FHN adopted the provisions of FASB Accounting Standards Update 2010-10, “Amendments for Certain Investment Funds” (“ASU 2010-10”). ASU 2010-10 delays the application of ASU 2009-17 for a reporting entity’s interest in an entity that has the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. For entities that do not qualify for the deferral, ASU 2010-10 clarifies that related parties should be considered when evaluating whether each of the criteria related to permitted levels of decision maker or service provider fees in ASC 810 are met. Additionally, ASU 2010-10 amends ASC 810 to provide that when evaluating whether a fee is a variable interest in situations in which a decision maker or servicer provider holds another interest in the related VIE, a quantitative calculation may be used but should not be the sole basis for evaluating whether the other variable interest is more than insignificant. The adoption of the Codification update to ASC 810 had no effect on FHN’s statement of condition, results of operations, or cash flows.
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

Note 2 – Acquisitions and Divestitures
In first quarter 2010, FHN exited its institutional research business, FTN Equity Capital Markets (“FTN ECM”), and incurred a pre-tax goodwill impairment of $3.3 million (approximately $2 million after taxes). FHN exited this business through an immediate cessation of operations on February 1, 2010. Additional charges, primarily representing severance and contract terminations, of $6.1 million were included within the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income in first quarter 2010 related to the effects of closing FTN ECM. These charges are included with the amounts described in Note 17 — Restructuring, Repositioning, and Efficiency. FHN had initially reached an agreement for the sale of this business which resulted in a pre-tax goodwill impairment of $14.3 million (approximately $9 million after taxes) in 2009; however, the contracted sale failed to close and was terminated in early 2010. The financial results of this business, including the goodwill impairments, are reflected in the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
In fourth quarter 2009, FHN executed the sale and closure of its Atlanta insurance business and Louisville First Express Remittance Processing location (“FERP”). FHN recognized a loss of $7.5 million on the sale of the Atlanta insurance business and a $1.7 million loss on the FERP divestiture. These losses are reflected on the Consolidated Condensed Statements of Income as a loss on divestiture within noninterest income. The losses on divestitures primarily reflect goodwill write-offs associated with the sale. FHN continues to have an insurance business within its Tennessee banking footprint and continues to operate other remittance processing locations.
In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities
The following tables summarize FHN’s available for sale securities on September 30, 2010 and 2009:

	On September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$68,252	$333	$—	$68,585
Government agency issued MBS (a)	945,290	54,758	(13)	1,000,035
Government agency issued CMO (a)	1,124,596	37,040	—	1,161,636
Other U.S. government agencies (a)	95,891	8,691	—	104,582
States and municipalities	41,660	—	—	41,660
Equity (b)	234,056	355	—	234,411
Other	511	40	—	551

Total securities available for sale (c)	$2,510,256	$101,217	$(13)	$2,611,460

(a)	Includes securities issued by government sponsored entities.

(b)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments. Additionally, $9.4 million is restricted pursuant to reinsurance contract agreements.

(c)	Includes $2.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. As of September 30, 2010, FHN had pledged $1.1 billion of the $2.3 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.

	On September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$47,964	$361	$—	$48,325
Government agency issued MBS (a)	995,576	58,338	—	1,053,914
Government agency issued CMO (a)	1,029,977	45,776	—	1,075,753
Other U.S. government agencies (a)	116,019	5,753	—	121,772
States and municipalities	46,090	—	—	46,090
Equity (b)	297,565	366	(65)	297,866
Other	2,212	30	(40)	2,202

Total securities available for sale (c)	$2,535,403	$110,624	$(105)	$2,645,922

(a)	Includes securities issued by government sponsored entities.

(b)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments. Additionally, $46.9 million is restricted pursuant to reinsurance contract agreements.

(c)	Includes $2.2 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. As of September 30, 2009, FHN had pledged $1.4 billion of the $2.2 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.
National banks chartered by the federal government are, by law, members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank (“FRB”). Given this requirement, Federal Reserve stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed.

Note 3 – Investment Securities (continued)
Provided below are the amortized cost and fair value by contractual maturity for the available for sale securities portfolio on September 30, 2010:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Within 1 year	$43,111	$43,180
After 1 year; within 5 years	41,167	42,092
After 5 years; within 10 years	82,805	90,835
After 10 years	38,720	38,720

Subtotal	205,803	214,827

Government agency issued MBS and CMO	2,069,886	2,161,671
Equity and other securities	234,567	234,962

Total	$2,510,256	$2,611,460

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
For the three months ended September 30, 2010 and 2009, recognized gains and losses from the sale of available for sale securities were immaterial.
The following tables provide information on investments within the available for sale portfolio that have unrealized losses on September 30, 2010 and 2009:

	On September 30, 2010
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government agency issued MBS	$50,012	$(13)	$—	$—	$50,012	$(13)

Total temporarily impaired securities	$50,012	$(13)	$—	$—	$50,012	$(13)

	On September 30, 2009
	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Other	$—	$—	$140	$(40)	$140	$(40)

Total debt securities	—	—	140	(40)	140	(40)
Equity	—	—	166	(65)	166	(65)

Total temporarily impaired securities	$—	$—	$306	$(105)	$306	$(105)

FHN has reviewed investment securities that are in unrealized loss positions in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. FHN does not intend to sell the debt securities and it is more-likely-than-not that FHN will not be required to sell the securities prior to recovery. The decline in value is primarily attributable to interest rates and not credit losses. For the three and nine months ended September 30, 2010 and 2009, there were no realized gains or losses related to debt securities within the available for sale securities portfolio. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost. There were no other-than-temporary impairments for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, other-than-temporary impairments were recognized of $.2 million and $.5 million, respectively.

Note 4 – Loans
The composition of the loan portfolio is detailed below:

	September 30		December 31
(Dollars in thousands)	2010	2009	2009

Commercial:
Commercial, financial and industrial	$7,336,460	$6,920,916	$7,159,370
Real estate commercial	1,386,627	1,537,099	1,479,888
Real estate construction	456,566	1,130,710	924,475
Retail:
Real estate residential	6,756,942	7,590,699	7,362,458
Real estate construction	30,375	361,930	229,487
Other retail	104,772	124,376	121,526
Credit card receivables	191,218	189,452	192,036
Restricted real estate loans	796,529	669,503	654,644

Loans, net of unearned income	17,059,489	18,524,685	18,123,884
Less: Allowance for loan losses (Restricted — $47.8 million) (a)	719,899	944,765	896,914

Total net loans	$16,339,590	$17,579,920	$17,226,970

(a)	Restricted balances parenthetically presented are as of September 30, 2010.
FHN has a concentration of loans secured by residential real estate (47 percent of total loans), the majority of which is in the retail real estate residential portfolio (39 percent of total loans). This portfolio is primarily comprised of home equity lines and loans. Restricted real estate loans, which is primarily HELOC but also includes some first and second mortgages, is 5 percent of total loans. The remaining residential real estate loans are primarily in the construction portfolios (3 percent of total loans) with national exposures being significantly reduced since 2008. Additionally, on September 30, 2010, FHN had bank-related and trust preferred loans (including loans to bank and insurance-related businesses) totaling $.7 billion (4 percent of total loans) that are included within the Commercial, Financial, and Industrial portfolio. Due to higher credit losses experienced throughout the financial services industry and the limited availability of market liquidity, these loans have experienced stress during the economic downturn. On September 30, 2010, FHN did not have any concentrations of Commercial, Financial, and Industrial loans in any single industry of 10 percent or more of total loans.
On September 30, 2010 and 2009, FHN had loans classified as troubled debt restructurings of $253.7 million and $67.6 million, respectively. Additionally, FHN had restructured $46.3 million of loans held for sale as of September 30, 2010. For restructured loans in the portfolio, FHN had loan loss reserves of $47.7 million or 19 percent as of September 30, 2010. On September 30, 2010 and 2009, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.
Nonperforming loans consist of loans which management has identified as individually impaired, other nonaccrual loans, and loans which have been restructured. Generally, classified nonaccrual commercial loans over $1 million are deemed to be individually impaired. The following table presents information concerning nonperforming loans:

	September 30		December 31
(Dollars in thousands)	2010	2009	2009

Individually impaired commercial loans	$471,553	$603,960	$509,073
Other nonaccrual loans (a)	324,219	515,759	428,611

Total nonperforming loans (b)	$795,772	$1,119,719	$937,684

(a)	On September 30, 2010 and 2009, and on December 31, 2009, other nonaccrual loans included $60.6 million, $32.3 million, and $38.3 million, respectively, of loans held for sale.

(b)	On September 30, 2010, total nonperforming loans (inclusive of nonperforming loans held-for-sale) included $128.7 million of loans that have been restructured.

Note 4 – Loans (continued)
It is our policy that interest payments received on impaired and nonaccrual loans are applied to principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis. The following table presents information concerning impaired loans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Total interest recognized on impaired loans	$335	$454	$519	$1,118
Average balance of impaired loans	469,168	575,829	501,054	538,007

Activity in the allowance for loan losses related to non-impaired and impaired loans for the nine months ended September 30, 2010 and 2009 is summarized as follows:

(Dollars in thousands)	Non-impaired	Impaired	Total

Balance on December 31, 2008	$836,907	$12,303	$849,210
Provision for loan losses	510,164	234,836	745,000
Charge-offs	(441,523)	(238,530)	(680,053)
Recoveries	26,764	3,844	30,608

Net charge-offs	(414,759)	(234,686)	(649,445)

Balance on September 30, 2009	$932,312	$12,453	$944,765

Balance on December 31, 2009	$876,121	$20,793	$896,914
Adjustment for adoption of amendments to ASC 810	24,578	—	24,578
Provision for loan losses	26,845	198,155	225,000
Charge-offs	(320,912)	(144,832)	(465,744)
Recoveries	38,435	716	39,151

Net charge-offs	(282,477)	(144,116)	(426,593)

Balance on September 30, 2010	$645,067	$74,832	$719,899

Note 5 – Mortgage Servicing Rights
FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are determined in accordance with FHN’s risk management practices and market inputs used in determining the fair value of the servicing asset. See Note 16 – Fair Value, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $31.0 billion of mortgage loans on September 30, 2010, for which a servicing right has been capitalized.
In first quarter 2010, FHN adopted the amendments to ASC 810 which resulted in the consolidation of loans FHN previously sold through proprietary securitizations but retained MSR and significant subordinated interests subsequent to the transfer. In conjunction with the consolidation of these loans, FHN derecognized the associated servicing assets which are reflected in the rollfoward below.
In third quarter 2009, FHN reviewed the allocation of fair value between MSR and excess interest from prior first lien loan sales and securitizations and as a result, $11.1 million was reclassified from trading securities to MSR. The reclassification had no effect on FHN’s Consolidated Condensed Statements of Income as excess interest and MSR are highly correlated in valuation and both are recognized at fair value with changes in fair value being included within mortgage banking income. The reclassification to MSR is reflected in the rollforward below. Following is a summary of changes in capitalized MSR for the nine months ended September 30, 2010 and 2009:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC

Fair value on January 1, 2009	$354,394	$13,558	$8,892
Addition of mortgage servicing rights	189	—	11
Reductions due to loan payments	(48,257)	(4,101)	(1,705)
Reductions due to sale	(77,591)	(8,134)	(1,548)
Reclassification from trading securities	11,077	—	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	42,617	45	—
Other changes in fair value	(1,384)	482	737

Fair value on September 30, 2009	$281,045	$1,850	$6,387

Fair value on January 1, 2010	$296,115	$1,174	$5,322
Adjustment due to adoption of amendments to ASC 810	(197)	(928)	(1,168)
Reductions due to loan payments	(24,783)	(24)	(1,125)
Reductions due to sale	(24,558)	—	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(57,981)	—	—
Other changes in fair value	(199)	28	267

Fair value on September 30, 2010	$188,397	$250	$3,296

Servicing, late, and other ancillary fees recognized within mortgage banking income were $21.4 million and $29.7 million for the three months ended September 30, 2010 and 2009, respectively, and $75.0 million and $92.6 million for the nine months ended September 30, 2010 and 2009, respectively. Servicing, late, and other ancillary fees recognized within other income and commissions were $.9 million and $3.5 million for the three months ended September 30, 2010 and 2009, respectively, and $3.1 million and $10.9 million for the nine months ended September 30, 2010 and 2009, respectively.
FHN services a portfolio of mortgage loans related to transfers performed by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $4.1 million and $7.2 million at September 30, 2010 and 2009, respectively. The aggregate principal balance serviced by FHN for these transactions was $.7 billion and $1.0 billion at September 30, 2010 and 2009, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.
In prior periods FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On September 30, 2010, FHN had $21.8 million of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within other short term borrowings and commercial paper in the Consolidated Condensed Statements of Condition as of September 30, 2010 and 2009.

Note 6 – Intangible Assets
The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets (a)

December 31, 2008	$192,408	$45,082
Amortization expense	—	(4,590)
Impairment (b) (c)	(14,027)	(341)
Additions	—	347

September 30, 2009	$178,381	$40,498

December 31, 2009	$165,528	$38,256
Amortization expense	—	(4,144)
Impairment (b) (c)	(3,348)	—
Additions	—	151

September 30, 2010	$162,180	$34,263

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

(b)	See Note 17 — Restructuring, Repositioning, and Efficiency for further details related to goodwill impairments.

(c)	See Note 2 — Acquisitions and Divestitures for further details regarding goodwill related to divestitures.
The gross carrying amount of other intangible assets subject to amortization is $125.8 million on September 30, 2010, net of $91.5 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $1.4 million for the remainder of 2010, and $5.3 million, $4.3 million, $3.9 million, $3.6 million, and $3.4 million for the twelve-month periods of 2011, 2012, 2013, 2014, and 2015, respectively.
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

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

Gross goodwill	$168,032	$64,759	$97,421	$330,212
Accumulated impairments	(98,380)	—	—	(98,380)
Accumulated divestiture related write-offs	(66,304)	—	—	(66,304)

December 31, 2009	$3,348	$64,759	$97,421	$165,528

Certain previously reported amounts have been reclassified to agree with current presentation.
There is no goodwill associated with the Corporate segment.
The following is a summary of goodwill detailed by reportable segments for the nine months ended September 30:

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

December 31, 2008	$30,228	$64,759	$97,421	$192,408

September 30, 2009	$16,201	$64,759	$97,421	$178,381

December 31, 2009	$3,348	$64,759	$97,421	$165,528
Impairment	(3,348)	—	—	(3,348)

September 30, 2010	$—	$64,759	$97,421	$162,180

Certain previously reported amounts have been reclassified to agree with current presentation.
There is no goodwill associated with the Corporate segment.

Note 6 – Intangible Assets (continued)
The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through September 30, 2010. Gross goodwill and accumulated impairments and divestiture-related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

Gross goodwill	$168,032	$64,759	$97,421	$330,212
Accumulated impairments	(101,728)	—	—	(101,728)
Accumulated divestiture related write-offs	(66,304)	—	—	(66,304)

September 30, 2010	$—	$64,759	$97,421	$162,180

Certain previously reported amounts have been reclassified to agree with current presentation.
There is no goodwill associated with the Corporate segment.

Note 7 – Regulatory Capital
FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (leverage). Management believes, as of September 30, 2010, that FHN met all capital adequacy requirements to which it was subject.
The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation, FTBNA’s Total Capital, Tier 1 Capital, and Leverage ratios were 19.97 percent, 16.34 percent, and 13.13 percent, respectively, on September 30, 2010, and were 19.51 percent, 15.08 percent, and 12.47 percent, respectively, on September 30, 2009.

	First Horizon			First Tennessee Bank
	National Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On September 30, 2010:
Actual:
Total Capital	$4,466,899		21.97%	$4,322,143		21.48%
Tier 1 Capital	3,526,115		17.34	3,424,071		17.01
Leverage	3,526,115		13.76	3,424,071		13.47

For Capital Adequacy Purposes:
Total Capital	1,626,589	≥	8.00	1,610,114	≥	8.00
Tier 1 Capital	813,294	≥	4.00	805,057	≥	4.00
Leverage	1,025,010	≥	4.00	1,016,829	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,012,643	≥	10.00
Tier 1 Capital				1,207,586	≥	6.00
Leverage				1,271,036	≥	5.00

On September 30, 2009:
Actual:
Total Capital	$4,754,979		21.61%	$4,532,949		20.82%
Tier 1 Capital	3,563,650		16.20	3,404,528		15.63
Leverage	3,563,650		13.34	3,404,528		12.85

For Capital Adequacy Purposes:
Total Capital	1,759,961	≥	8.00	1,742,115	≥	8.00
Tier 1 Capital	879,981	≥	4.00	871,058	≥	4.00
Leverage	1,068,442	≥	4.00	1,059,832	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,177,644	≥	10.00
Tier 1 Capital				1,306,587	≥	6.00
Leverage				1,324,790	≥	5.00

Note 8 – Earnings per Share
The following tables show a reconciliation of the numerators used in calculating basic and diluted earnings per share attributable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Income/(loss) from continuing operations	$33,710	$(24,814)	$51,173	$(194,435)
Loss from discontinued operations, net of tax	—	(10,200)	(6,877)	(11,156)

Net income/(loss)	$33,710	$(35,014)	$44,296	$(205,591)
Net income attributable to noncontrolling interest	2,875	2,969	8,563	8,563

Net income/(loss) attributable to controlling interest	$30,835	$(37,983)	$35,733	$(214,154)
Preferred stock dividends	14,960	14,876	44,816	44,688

Net income/(loss) available to common shareholders	$15,875	$(52,859)	$(9,083)	$(258,842)

Income/(loss) from continuing operations	$33,710	$(24,814)	$51,173	$(194,435)
Net income attributable to noncontrolling interest	2,875	2,969	8,563	8,563
Preferred stock dividends	14,960	14,876	44,816	44,688

Net income/(loss) from continuing operations available to common shareholders	$15,875	$(42,659)	$(2,206)	$(247,686)

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2010	2009	2010	2009

Weighted average common shares outstanding — basic (a)	230,461	230,285	230,380	230,248
Effect of dilutive securities (a)	4,153	—	—	—

Weighted average common shares outstanding — diluted (a)	234,614	230,285	230,380	230,248

(a)	All share data has been restated to reflect stock dividends distributed through October 1, 2010.
The following table provides a reconciliation of earnings/(losses) per common and diluted share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Earnings/(loss) per common share:
Earnings/(loss) per share from continuing operations available to common shareholders	$0.07	$(0.19)	$(0.01)	$(1.07)
Earnings/(loss) per share from discontinued operations, net of tax	—	(0.04)	(0.03)	(0.05)

Earnings/(loss) per share available to common shareholders	$0.07	$(0.23)	$(0.04)	$(1.12)

Diluted earnings/(loss) per common share:

Diluted earnings/(loss) per share from continuing operations available to common shareholders	$0.07	$(0.19)	$(0.01)	$(1.07)
Diluted earnings/(loss) per share from discontinued operations, net of tax	—	(0.04)	(0.03)	(0.05)

Diluted earnings/(loss) per share available to common shareholders	$0.07	$(0.23)	$(0.04)	$(1.12)

For the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009, all outstanding potential common shares were antidilutive due to the net loss attributable to common shareholders for those periods. Stock options of 11.5 million and 14.6 million with a weighted average exercise price of $27.56 and $28.07 per share for the three months ended September 30, 2010 and 2009, respectively, were excluded from diluted shares. Stock options of 12.3 million and 15.4 million with a weighted average exercise price of $27.58 and $28.24 per share for the nine months ended September 30, 2010 and 2009, respectively, were excluded from diluted shares. Other equity awards of .3 million and 2.0 million for the three months ended September 30, 2010 and 2009, respectively, were excluded from diluted shares, while other equity awards of 3.4 million and 1.8 million for the nine months ended September 30, 2010 and 2009, respectively, were excluded from diluted shares. Additionally, 14.6 million potentially dilutive common shares related to the CPP common stock warrant were excluded from the computation of diluted loss per common share for the three months ended September 30, 2009, and the nine months ended September 30, 2010 and 2009, because such shares would have been antidilutive.

Note 9 – Contingencies and Other Disclosures
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
During the second quarter of 2010, a shareholder, Cranston Reid, filed a putative derivative lawsuit in the U.S. District Court for the Western District of Tennessee against various former and current officers and directors of FHN. FHN is named as a nominal defendant, though no relief is sought against it. The complaint alleges the following causes of action: breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The claimed breach of fiduciary duty and other causes of action stem from a number of alleged events, including: certain litigation matters, both pending and previously disposed, unrelated to this plaintiff; certain matters that allegedly could become litigation matters, unrelated to this plaintiff; a matter that previously had been investigated and concluded, unrelated to this plaintiff; and an alleged general use of allegedly unlawful and high-risk banking practices. FHN believes the defendants have meritorious defenses to this complaint – including that the complaint fails to state any legally cognizable claim – and intends to advance those defenses vigorously.
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
In March 2008, Visa completed its initial public offering (“IPO”). Visa funded an escrow account from its IPO proceeds to be used to make payments related to the Visa litigation matters. Upon funding of the escrow, FHN reversed $30.0 million of the contingent liability previously recognized with a corresponding credit to noninterest expense for its proportionate share of the escrow account. A portion of FHN’s Class B shares of Visa were redeemed as part of the IPO resulting in $65.9 million of equity securities gains in first quarter 2008.
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
In May 2010, Visa deposited an additional $500 million into the escrow account and FHN recognized a corresponding reduction of its contingent liability and a credit to noninterest expense of $5.0 million for its proportionate share of the amount funded. Visa deposited an additional $800 million into the escrow account during October 2010. FHN will reduce its contingent liability by $8.0 million through a credit to noninterest expense during fourth quarter 2010. After the partial share redemption in conjunction with the IPO, FHN holds approximately 2.4 million Class B shares of Visa, which are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into Class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the later of the third anniversary of the IPO or the final resolution of the covered litigation. The final conversion ratio, which is currently estimated to approximate 51 percent, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.
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

Note 9 – Contingencies and Other Disclosures (continued)
FHN is subject to potential liabilities and losses in relation to loans that it services, and in relation to loans that it originated and sold. FHN evaluates those potential liabilities and maintains reserves for potential losses. In addition, FHN has agreements with the purchaser of its national home loan origination and servicing platforms that create obligations and potential liabilities.
Servicing. FHN services, through a sub-servicer, a predominately first lien mortgage loan portfolio of $31.0 billion as of September 30, 2010, a significant portion of which is held by FNMA and private security holders, with less significant portions held by GNMA and FHLMC. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or to repurchase the delinquent or defaulted loan out of the trust pool. For servicer advances of P&I under the terms of private and GSE securitizations, FHN can utilize payments of P&I received from other prepaid loans within a particular loan pool in order to advance P&I to the trustee for the benefit of the investors. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) the liquidation proceeds of the property securing the loan, in the case of private securitizations and (2) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans. As of September 30, 2010, FHN has recognized servicing advances of $239.9 million. Servicing advances are included in Other Assets on the Consolidated Condensed Statements of Condition.
FHN is also subject to losses in its loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain government agency agreements which limit the agency’s repayment guarantees on foreclosed loans, resulting in certain foreclosure costs being borne by servicers. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties, especially during protracted resale periods in geographic areas of the country negatively impacted by declining home values.
FHN is also subject to losses due to unreimbursed servicing expenditures made in connection with the administration of current loss mitigation and loan modification programs. Additionally, FHN is required to repurchase GNMA loans prior to modification in connection with its modification program.
Other Disclosures – Home Loans Originated and Sold. Prior to 2009, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Sometimes the loans were sold with full or limited recourse, but much more often the loans were sold without recourse. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. For loans sold without recourse, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made to the purchasers at closing, and exposure for investment rescission or damages arising from claims that the offering documents under which the loans were securitized were materially deficient. From 2005 through 2008, FHN originated and sold $69.5 billion of first lien mortgage loans to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $40.8 billion of such loans without recourse in proprietary transactions.
Loans Sold With Full or Limited Recourse. FHN has sold certain government agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On September 30, 2010 and 2009, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $60.7 million and $71.6 million, respectively.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration and Veterans Administration. FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On September 30, 2010 and 2009, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.2 billion and $3.3 billion, respectively. Additionally, on September 30, 2010 and 2009, $.8 billion and $1.1 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
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
Loans Sold Without Recourse – GSE Whole Loan Sales. For loans sold without recourse to GSEs, FHN generally has obligations to either repurchase the loan for the unpaid principal balance or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by FHN at closing.

Note 9 – Contingencies and Other Disclosures (continued)
The estimated inherent losses that result from these obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and declining housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet within loans held for sale upon repurchase. FHN utilizes multiple techniques in assessing the adequacy of its repurchase and foreclosure reserve for loans sold without recourse for which it has continuing obligations under representations and warranties. FHN tracks actual repurchase or make-whole losses by GSE, loan pool, and vintage (year loan was sold) and this historical data is applied to more recent sale vintages to estimate inherent loss content observed within its vintages of loan sales. Due to the historical nature of this calculation, as well as the increasing volume of requests from GSEs, FHN performs additional analyses of repurchase and make-whole obligations. Management then applies qualitative adjustments to the initial baseline to incorporate known current trends in repurchase and make-whole requests, loss severity trends, alternative resolutions, primary mortgage insurance (“PMI”) cancellation notices, and rescission rates (successful resolutions) in the determination of the appropriate reserve level. Currently, FHN services only $12 billion in UPB of the loans sold to GSEs which limits visibility into the current status (i.e. current UPB, delinquency, refinance activity, etc.) of the loans that were sold. This presents an additional level of uncertainty in estimating inherent loss content because it is difficult to predict future repurchase requests from GSEs.
Loans Sold Without Recourse – Proprietary Securitizations. Securitized loans generally were sold indirectly to investors as interests, commonly knows as certificates, in trusts or other vehicles. In most cases, the certificates were tiered into different risk classes, with subordinated classes exposed to trust losses first and senior classes exposed only after subordinated classes were exhausted. Representations and warranties were made to the trustees for the benefit of investors. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. None of FHN’s proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. Monoline insurance is a form of credit enhancement provided to a securitization by a third party insurer. Subject to the terms and conditions of the policy, the insurer guarantees payments of accrued interest and principal due to the investors. In certain limited situations, insurance was provided for a specific senior retail class of holders within individual securitizations. The aggregate insured certificates totaled $128.4 million of original certificate balance. The remaining outstanding certificated balance for these classes was $99.2 million as of September 30, 2010.
For loans sold in proprietary securitizations, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of September 30, 2010, the repurchase request pipeline contained no repurchase requests related to securitized loans based on representations and warranties.
FHN has been subpoenaed by the conservator for two GSE investors in six securitizations in connection with an ongoing investigation which may or may not result in claims based on representations and warranties. Since the investigation is neither a repurchase claim nor litigation, the associated loans are not considered part of the repurchase pipeline and FHN is unable to estimate any liability for this matter. At the time this report is filed, FHN was a defendant in lawsuits by three investors in securitizations which claim that the offering documents under which certificates were sold to them were materially deficient. Although these suits are in very early stages, FHN intends to defend itself vigorously. These lawsuit matters have been analyzed and treated as litigation matters under applicable accounting standards. At September 30, 2010 and at the time this report was filed, FHN was unable to determine a probable loss or estimate a range of loss due to the uncertainty related to these matters and no reserve had been established. Similar claims may be pursued by other investors.
At September 30, 2010, FHN had not reserved for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.
Loans Sold Without Recourse – Other Whole Loan Sales. FHN originated through its former national retail and wholesale channels and subsequently sold HELOC and second lien mortgages through whole loan sales. These loans were underwritten to the guidelines of that channel as either combination transactions with first lien mortgages or stand alone transactions. The whole loan sales were generally done on a service retained basis and contained representations and warranties customary to such loan sales and servicing agreements in the industry with specific reference to seller’s underwriting and servicing guidelines. Loans were subject to repurchase in the event of early payment defaults and for breaches of representations and warranties. In 2009, FHN settled a substantial portion of its repurchase obligations for these loans through an agreement with the primary purchaser of HELOC and second lien loans. This settlement included the transfer of retained servicing rights associated with the applicable second lien and HELOC loan sales. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans excluded from the above settlement for which there is a breach of representations and warranties provided to the buyers. The remaining repurchase reserve for these loans is minimal, reflecting the settlement discussed above.
FHN has also sold first lien mortgages without recourse through whole loan sales to non-GSE purchasers. As of September 30, 2010, 15 percent of the active repurchase pipeline (inclusive of PMI cancellation notices and all other claims) were claims from private whole loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.
Private Mortgage Insurance. PMI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. PMI generally was provided for the first lien loans having a loan-to-value ratio at origination of greater than 80 percent that were sold to GSEs or securitized. Although unresolved PMI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been rescinded or cancelled for all loan sales and securitizations. In determining adequacy of the repurchase reserve, FHN considered $87.2 million in UPB of loans sold where PMI coverage was rescinded or cancelled for all loan sales and securitizations. To date, a majority of PMI cancellation notices have involved loans sold to GSEs. At September 30, 2010, all estimated loss content arising from PMI rescission and cancellation matters related to loans sold to GSEs.

Note 9 – Contingencies and Other Disclosures (continued)
Repurchase Obligations Related to Branch Sale. FHN also sold loans as part of branch sales that were executed during 2007 as part of a strategic decision to exit businesses in markets FHN considered non-strategic. Unlike the loans sold to GSEs or sold privately as discussed above, these loans were originated to be held to maturity as part of the loan portfolio. FHN has received repurchase requests related to HELOC from one of the purchasers of these branches. On September 30, 2010, the unpaid principal balance of unresolved repurchase requests related to this sale was $28.9 million. These amounts are not included in the repurchase pipeline. Those unresolved repurchase requests are the subject of an arbitration proceeding. Based on an analysis of the circumstances, FHN has established an immaterial reserve at September 30, 2010 based on its interpretation of the sale agreement. Because of the uncertainty of the potential outcome of the arbitration proceedings, and also due to uncertainties regarding potential remedies that are within the discretion of the arbitration panel, FHN otherwise cannot determine probable loss or estimate a range of losses at this time that may result from these arbitration proceedings. FHN expects to re-assess the reserve each quarter as the arbitration progresses.
Repurchase and Foreclosure Liability. Based on its experience to date, FHN has evaluated its loan repurchase exposure as mentioned above, and has accrued for losses of $177.6 million and $63.9 million as of September 30, 2010 and 2009, respectively. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the repurchase liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. Refer to the Repurchase and Related Obligations from Loans Originated for Sale and Critical Accounting Policies sections of MD&A for additional discussion related to FHN’s repurchase obligations.
Other.
Foreclosure Practices. The current focus on foreclosure practices of financial institutions nationwide could impact FHN through increased operational and legal costs and could have compliance and reputational impacts. FHN owns and services residential loans. In addition, FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure proceedings, of the still-owned portion of FHN’s mortgage servicing portfolio is outsourced through a subservicing arrangement with the platform buyer. FHN has reviewed its processes relating to foreclosure on loans it owns and services, and has instructed its subservicer to undertake a similar review. FHN’s review is completed and no material issues were identified. The subservicer review, covering many more mortgages, is expected to be completed in the fourth quarter of 2010. If compliance issues are discovered with respect to the subservicer, under the subservicing agreement FHN may be financially responsible in some cases, and the subservicer may be in others. FHN can not predict the amount of operating costs, costs for foreclosure delays (including costs connected with servicing advances), legal expenses, or other costs (including title company indemnification) that may be incurred as a result of the internal reviews or external actions, nor can FHN determine presently that any such expenses are probable in material amounts; accordingly, no reserve for these matters has been established. Refer to the Market Uncertainties and Prospective Trends – Foreclosure Practices section of MD&A for additional discussion related to FHN’s foreclosure practices and subservicing arrangement.
Reinsurance Arrangements. A wholly-owned subsidiary of FHN entered into agreements with several providers of private mortgage insurance whereby the subsidiary agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involves the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performs an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor has been penetrated. Management obtains the assistance of a third party actuarial firm in developing its estimation of loss content. This process includes consideration of factors such as delinquency trends, default rates, and housing prices which are used to estimate both the frequency and severity of losses. By the end of second quarter 2009, substantially all of FHN’s reinsurance corridors had been fully reflected within its reinsurance reserve for the 2005 through 2008 loan vintages. No new reinsurance arrangements have been initiated after 2008.
In 2009 and 2010, FHN agreed to settle certain of its reinsurance obligations with primary insurers through termination of the related reinsurance agreements, which resulted in a decrease in the reserve balance totaling $48.7 million and the transfer of the associated trust assets. As of September 30, 2010, FHN has accrued $11.5 million for its estimated liability under the reinsurance arrangements. The accrued liability is reflected in Other Liabilities on the Consolidated Condensed Statements of Condition. In accordance with the terms of the contracts with the primary insurers, as of September 30, 2010, FHN has placed $9.4 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements.
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

Note 10 – Pension, Savings, and Other Employee Benefits
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
In 2009, FHN’s Board of Directors determined that the accrual of benefits under the qualified pension plan and the supplemental retirement plan would cease as of December 31, 2012. After that date employees currently in the pension plan, and those currently in the Employee Non-voluntary Elective Contribution (“ENEC”) program, will be able to participate in the FHN savings plan with a profit sharing feature and an increased company match rate. After that time pension status will not affect a person’s ability to participate in any savings plan feature.
Savings plan. The ENEC program was added under the FHN savings plan and is provided only to employees who are not eligible for the pension plan. With the ENEC program, FHN will generally make contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts will be a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN contributed $1.2 million for this plan in 2010 related to the 2009 plan year.
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
The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$3,863	$1,816	$114	$50
Interest cost	7,908	8,008	518	414
Expected return on plan assets	(11,892)	(11,582)	(295)	(291)
Amortization of unrecognized:
Transition obligation	—	—	247	(1,076)
Prior service cost/(credit)	181	190	(2)	1,166
Actuarial (gain)/loss	3,535	2,224	(355)	(380)

Net periodic benefit cost	$3,595	$656	$227	$(117)

Note 10 – Pension, Savings, and Other Employee Benefits (continued)
The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$11,419	$10,619	$386	$728
Interest cost	23,581	23,860	1,708	2,396
Expected return on plan assets	(35,651)	(34,745)	(871)	(850)
Amortization of unrecognized:
Transition obligation	—	—	740	740
Prior service cost/(credit)	314	569	(6)	1,078
Actuarial (gain)/loss	11,078	6,170	(786)	(627)

Net periodic benefit cost	$10,741	$6,473	$1,171	$3,465

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
FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, insurance services, financial planning, trust services and asset management, health savings accounts, cash management, and first lien mortgage originations within the Tennessee footprint. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory and derivative sales. The corporate segment consists of gains on the repurchase of debt, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and various charges related to restructuring, repositioning, and efficiency. The non-strategic segment consists of the wind-down consumer and construction lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.
Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Consolidated
Net interest income	$186,143	$190,901	$548,602	$586,574
Provision for loan losses	50,000	185,000	225,000	745,000
Noninterest income	248,212	302,140	744,742	1,008,646
Noninterest expense	347,550	348,223	1,032,296	1,181,489

Income/(loss) before income taxes	36,805	(40,182)	36,048	(331,269)
Provision/(benefit) for income taxes	3,095	(15,368)	(15,125)	(136,834)

Income/(loss) from continuing operations	33,710	(24,814)	51,173	(194,435)
Loss from discontinued operations, net of tax	—	(10,200)	(6,877)	(11,156)

Net income/(loss)	$33,710	$(35,014)	$44,296	$(205,591)

Average assets	$25,757,640	$26,847,829	$25,639,935	$28,734,936

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 – Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Regional Banking
Net interest income	$142,568	$137,772	$413,624	$417,959
Provision for loan losses	10,304	96,431	90,326	259,628
Noninterest income	77,479	83,117	232,696	249,919
Noninterest expense	161,424	172,409	482,577	521,443

Income/(loss) before income taxes	48,319	(47,951)	73,417	(113,193)
Provision/(benefit) for income taxes	17,540	(18,202)	26,248	(42,957)

Net income/(loss)	$30,779	$(29,749)	$47,169	$(70,236)

Average assets	$11,565,464	$11,867,389	$11,426,314	$12,444,712

Capital Markets
Net interest income	$8,535	$3,009	$15,636	$11,633
Noninterest income	114,088	129,106	329,669	514,884
Noninterest expense	79,522	80,278	241,654	311,183

Income before income taxes	43,101	51,837	103,651	215,334
Provision for income taxes	16,176	19,488	38,845	81,006

Net income	$26,925	$32,349	$64,806	$134,328

Average assets	$2,354,060	$1,826,371	$2,108,803	$2,093,794

Corporate
Net interest income/(expense)	$(2,373)	$8,494	$5,245	$18,695
Noninterest income	7,908	24,669	37,405	37,769
Noninterest expense	19,463	17,820	51,443	61,318

Income/(loss) before income taxes	(13,928)	15,343	(8,793)	(4,854)
Provision/(benefit) for income taxes	(15,290)	5,732	(30,395)	(13,403)

Net income	$1,362	$9,611	$21,602	$8,549

Average assets	$4,913,676	$4,467,428	$4,763,756	$4,808,702

Non-Strategic
Net interest income	$37,413	$41,626	$114,097	$138,287
Provision for loan losses	39,696	88,569	134,674	485,372
Noninterest income	48,737	65,248	144,972	206,074
Noninterest expense	87,141	77,716	256,622	287,545

Loss before income taxes	(40,687)	(59,411)	(132,227)	(428,556)
Benefit for income taxes	(15,331)	(22,386)	(49,823)	(161,480)

Loss from continuing operations	(25,356)	(37,025)	(82,404)	(267,076)
Loss from discontinued operations, net of tax	—	(10,200)	(6,877)	(11,156)

Net loss	$(25,356)	$(47,225)	$(89,281)	$(278,232)

Average assets	$6,924,440	$8,686,641	$7,341,062	$9,387,728

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Preferred Stock and Other Capital
FHN Preferred Stock and Warrant
On November 14, 2008, FHN issued and sold 866,540 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP, along with a Warrant to purchase common stock. The issuance occurred in connection with, and is governed by, the Treasury Capital Purchase Program (“Capital Purchase Program”) administered by the U.S. Treasury (“UST”) under the Troubled Asset Relief Program (“TARP”). The Preferred Shares have an annual 5 percent cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9 percent after five years. If a dividend payment is missed it is not a default; however, dividends compound if they accrue in arrears. Preferred Shares have a liquidation preference of $1,000 per share plus accrued dividends. The Preferred Shares have no mandatory redemption date and are not subject to any sinking fund. The Preferred Shares carry certain restrictions. The Preferred Shares have a senior rank and also provide limitations on certain compensation arrangements of executive officers along with the twenty most highly compensated employees. During the first three years following the issuance, FHN may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the UST, subject to certain limited exceptions. If preferred dividends are missed, FHN may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the Preferred Shares are non-voting. However, should FHN fail to pay six quarterly dividends, the holder may elect two directors to FHN’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 12,743,235 common shares was issued with an exercise price of $10.20 per share. The Warrant is immediately exercisable and expires ten years after issuance. The Warrant is subject to proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. As a result of the stock dividends distributed through October 1, 2010, the Warrant was adjusted to cover 14,578,136 common shares at a purchase price of $8.916 per share.
The Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Condensed Statements of Condition as of September 30, 2010, in the amounts of $811.0 million and $83.9 million, respectively. Proceeds received were allocated between the common stock warrant and preferred shares based on their relative fair values. The fair value of the preferred shares was determined by calculating the present value of expected cash flows using a 9.40 percent discount rate. The fair value of the common stock warrant was determined using the Black Scholes Options Pricing Model. Both fair value determinations assumed redemption prior to the increase in dividend rate on the five year anniversary of the issuance. The preferred shares discount is being amortized over the initial five-year period using the constant yield method. FHN will work with regulators to determine the appropriate timing and method for redeeming the preferred shares and resolving the common stock warrant issued to the UST.
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
First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Preferred Shares. On September 30, 2010 and 2009, the amount of Class B Preferred Shares that are perpetual in nature that was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition was $.3 million for both periods. The remaining balance has been eliminated in consolidation.

Note 12 – Preferred Stock and Other Capital (continued)
On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Class A Preferred Stock”) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On September 30, 2010 and 2009, $294.8 million of Class A Preferred Stock was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition for both periods.
Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of other comprehensive income/(loss) included in the Consolidated Condensed Statements of Equity have been attributed solely to FHN as the controlling interest holder. The table below presents the amounts included in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2010 and 2009, which are attributable to FHN as controlling interest holder:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Net income/(loss) from continuing operations (a)	$30,835	$(27,783)	$42,610	$(202,998)
Loss from discontinued operations, net of tax	—	(10,200)	(6,877)	(11,156)

Net income/(loss) attributable to controlling interest (a)	$30,835	$(37,983)	$35,733	$(214,154)

(a)	Net income/(loss) from continuing operations adjusted for net income attributable to the noncontrolling interest holder.

Note 13 – Loan Sales and Securitizations
Historically, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. With FHN’s shift to originations of mortgages within its regional banking footprint following the sale of national mortgage origination offices, loan sale and securitization activity has significantly decreased. Generally, FHN no longer retains financial interests in any loans it transfers to third parties. During third quarter 2010, FHN transferred $191.6 million of single-family residential mortgage loans in whole loan sales resulting in $1.8 million of net pre-tax gains. In third quarter 2009, FHN transferred $259.0 million of residential mortgage loans and HELOC in whole loan sales or proprietary securitizations resulting in net pre-tax gains of $2.4 million. During the nine months ended September 30, 2010, FHN transferred $545.4 million of single-family residential mortgage loans in whole loan sales resulting in $4.8 million of net pre-tax gains. During the nine months ended September 30, 2009, FHN transferred $1.1 billion of residential mortgage loans and HELOC in whole loan sales or proprietary securitizations resulting in net pre-tax gains of $13.8 million.
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
In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. Generally, FHN received annual servicing fees approximating .29 percent in third quarter 2010 and .28 percent in third quarter 2009, of the outstanding balance of underlying single-family residential mortgage loans. FHN received annual servicing fees approximating .50 percent in third quarter 2010 and 2009, of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 – Mortgage Servicing Rights. There were no significant additions to MSR in either comparative period.
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

Note 13 – Loan Sales and Securitizations (continued)
The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2010 and 2009 are as follows:

	September 30, 2010			September 30, 2009
(Dollars in thousands	First	Second		First	Second
except for annual cost to service)	Liens	Liens	HELOC	Liens	Liens	HELOC

Fair value of retained interests	$188,397	$250	$3,296	$281,045	$1,850	$6,387
Weighted average life (in years)	3.7	2.5	2.4	3.8	1.7	2.3

Annual prepayment rate	23.2%	30.0%	32.1%	21.5%	43.4%	31.0%
Impact on fair value of 10% adverse change	$(11,238)	$(22)	$(262)	$(16,887)	$(1,083)	$(313)
Impact on fair value of 20% adverse change	(21,442)	(43)	(500)	(32,112)	(2,060)	(598)

Annual discount rate on servicing cash flows	11.6%	14.0%	18.0%	12.8%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(4,924)	$(7)	$(96)	$(7,470)	$(202)	$(250)
Impact on fair value of 20% adverse change	(9,563)	(13)	(185)	(14,505)	(395)	(470)

Annual cost to service (per loan)	$117	$50	$50	$113	$50	$50
Impact on fair value of 10% adverse change	(4,773)	(5)	(53)	(6,544)	(189)	(85)
Impact on fair value of 20% adverse change	(9,521)	(11)	(106)	(13,054)	(378)	(170)

Annual earnings on escrow	1.6%	—	—	2.3%	3.3%	3.3%
Impact on fair value of 10% adverse change	$(1,706)	—	—	$(4,456)	$(16)	$(80)
Impact on fair value of 20% adverse change	(3,412)	—	—	(8,916)	(33)	(159)

Note 13 – Loan Sales and Securitizations (continued)
The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2010 and 2009 are as follows:

					Residual	Residual
	Excess				Interest	Interest
(Dollars in thousands	Interest	Certificated		Subordinated	Certificates	Certificates
except for annual cost to service)	IO	PO	IO	Bonds	2nd Liens	HELOC

September 30, 2010
Fair value of retained interests	$25,902	$10,721	NM	N/A	N/A	N/A
Weighted average life (in years)	3.6	4.7	NM	N/A	N/A	N/A

Annual prepayment rate	21.4%	27.1%	NM	N/A	N/A	N/A
Impact on fair value of 10% adverse change	$(1,349)	$(342)	NM	N/A	N/A	N/A
Impact on fair value of 20% adverse change	(2,595)	(665)	NM	N/A	N/A	N/A

Annual discount rate on residual cash flows	13.2%	18.4%	NM	N/A	N/A	N/A
Impact on fair value of 10% adverse change	$(979)	$(423)	NM	N/A	N/A	N/A
Impact on fair value of 20% adverse change	(1,881)	(844)	NM	N/A	N/A	N/A

September 30, 2009
Fair value of retained interests	$92,210	$12,142	$238	$1,405	$2,488	$2,462
Weighted average life (in years)	3.8	4.6	7.8	2.0	2.7	2.3

Annual prepayment rate	21.0%	33.2%	10.2%	6.3%	26.3%	28.2%
Impact on fair value of 10% adverse change	$(4,887)	$(366)	$(10)	$(24)	$(32)	$(294)
Impact on fair value of 20% adverse change	(9,381)	(730)	(21)	(49)	(59)	(539)

Annual discount rate on residual cash flows	10.8%	22.6%	34.7%	142.5%	34.9%	32.9%
Impact on fair value of 10% adverse change	$(3,734)	$(535)	$(19)	$(83)	$(117)	$(305)
Impact on fair value of 20% adverse change	(7,154)	(1,026)	(39)	(157)	(221)	(559)

NM — Amount is not meaningful.
These sensitivities are hypothetical and should not be considered predictive of future performance. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Also, the effect on the fair value of the retained interest caused by a particular assumption variation is calculated independently from all other assumption changes. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Furthermore, the estimated fair values, as disclosed, should not be considered indicative of future earnings on these assets.
For the three and nine months ended September 30, 2010 and 2009, cash flows received and paid related to loan sales and securitizations were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Proceeds from initial sales and securitizations	$193,381	$260,745	$550,147	$1,113,073
Servicing fees retained*	22,253	33,121	78,143	103,429
Purchases of GNMA guaranteed mortgages	16,810	6,121	53,416	7,880
Purchases of delinquent or foreclosed assets	44,516	13,562	88,061	49,351
Other cash flows received on retained interests	2,590	6,350	7,573	60,133

Certain previously reported amounts have been reclassified to agree with current presentation.

* Includes servicing fees on MSR associated with loan sales and purchased MSR.

Note 13 – Loan Sales and Securitizations (continued)
As of September 30, 2010, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and nine months ended September 30, 2010 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			Three Months Ended	Nine Months Ended
	On September 30, 2010		September 30, 2010	September 30, 2010
Type of loan:
Real estate residential	$22,634,349	$1,025,506	$137,760	$432,367

Total loans managed or transferred (c)	$22,634,349	$1,025,506	$137,760	$432,367

Loans sold	(14,711,540)
Loans held for sale	(369,339)

Loans held in portfolio	$7,553,470

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Loans 90 days or more past due include $0.6 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $10.8 billion of loans securitized through GNMA, FNMA, or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.
As of September 30, 2009, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and nine months ended September 30, 2009 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			Three Months Ended	Nine Months Ended
	On September 30, 2009		September 30, 2009	September 30, 2009
Type of loan:
Real estate residential	$32,298,124	$835,913	$131,006	$303,131

Total loans managed or transferred (c)	$32,298,124	$835,913	$131,006	$303,131

Loans sold	(23,668,626)
Loans held for sale	(369,296)

Loans held in portfolio	$8,260,202

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Loans 90 days or more past due include $.2 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $19.5 billion of loans securitized through GNMA, FNMA, or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights.

(c)	Transferred loans are real estate residential loans in which FHN has a retained interest other than servicing rights.

Note 13 – Loan Sales and Securitizations (continued)
Secured Borrowings. FTBNA executed several securitizations of retail real estate residential loans for the purpose of engaging in secondary market financing. Since the related trusts did not qualify as QSPE under the applicable accounting rules at that time and since the cash flows on the loans are pledged to the holders of the trusts’ securities, FTBNA recognized the proceeds as secured borrowings in accordance with ASC’s Transfers and Servicing Topic (“ASC 860-10-50”). With the prospective adoption of ASU 2009-17 in first quarter 2010, all amounts related to consolidated proprietary securitization trusts have been included in restricted balances on the Consolidated Condensed Statements of Condition. On September 30, 2009, FTBNA recognized $669.5 million of loans net of unearned income and $661.3 million of other collateralized borrowings on the Consolidated Condensed Statements of Condition related to consolidated proprietary securitizations of retail real estate residential loans.
In 2007, FTBNA executed a securitization of certain small issuer trust preferred for which the underlying trust did not qualify as a sale under ASC 860. Therefore, FTNBA has accounted for the funds received through the securitization as a secured borrowing. On September 30, 2010, FTBNA had $112.5 million of loans net of unearned income, $1.7 million of trading securities, and $51.0 million of term borrowings on the Consolidated Condensed Statements of Condition related to this transaction. On September 30, 2009, FTBNA had $143.0 million of loans net of unearned income, $1.7 million of trading securities, and $49.8 million of other collateralized borrowings on the Consolidated Condensed Statements of Condition related to this transaction. See Note 14 – Variable Interest Entities for additional information.

Note 14 – Variable Interest Entities
Effective January 1, 2010, FHN adopted the provisions of ASU 2009-16 and ASU 2009-17. The provisions of ASU 2009-16 updates ASC 860, “Transfers and Servicing,” to provide for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in these entities being considered variable interest entities (“VIE”) which must be evaluated for consolidation on and after its effective date. The provisions of ASU 2009-17 amends ASC 810, “Consolidation,” to revise the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. The updated provisions of ASC 810 clarify that a VIE exists when the equity investors, as a group, lack either (1) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, (3) the right to receive the expected residual returns of the entity, or (4) when the equity investors, as a group, do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership, or other interest, that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, FHN is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. As amended, ASC 810, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary. The consolidation methodology provided in this footnote for the three and nine months ended September 30, 2010, has been prepared in accordance with ASC 810 as amended by ASU 2009-17.
Prior to the adoption of the provisions of the Codification update to ASC 810 in first quarter 2010, FHN was deemed to be the primary beneficiary and required to consolidate a VIE if it had a variable interest that would absorb the majority of the VIE’s expected losses, receive the majority of expected residual returns, or both. A VIE existed when equity investors did not have the characteristics of a controlling financial interest or did not have sufficient equity at risk for the entity to finance its activities by itself. Expected losses and expected residual returns were measures of variability in the expected cash flow of a VIE. Reconsideration of conclusions reached regarding which interest holder was a VIE’s primary beneficiary was required only upon the occurrence of certain specified events. The consolidation methodology provided in this footnote for the three and nine months ended September 30, 2009, has been prepared in accordance with the provisions of ASC 810 prior to its amendment by ASU 2009-17.
Three and Nine Months Ended September 30, 2010
Consolidated Variable Interest Entities. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking and consumer lending operations. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. In situations where the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN potentially absorbing losses or receiving benefits that are significant to the trusts, FHN is considered the primary beneficiary, as it is also assumed to have the power as servicer to most significantly impact the activities of such VIE. Consolidation of the trusts results in the recognition of the trusts’ proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of the trusts’ securities.
FHN has established certain rabbi trusts related to deferred compensation plans offered to its employees. FHN contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to FHN’s creditors only in the event that FHN becomes insolvent. These trusts are considered VIE because either there is no equity at risk in the trusts or because FHN provided the equity interest to its employees in exchange for services rendered. FHN is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities that most significantly impact the economic performance of the rabbi trusts through its ability to direct the underlying investments made by the trusts. Additionally, FHN could potentially receive benefits or absorb losses that are significant to the trusts due to its right to receive any asset values in excess of liability payoffs and its obligation to fund any liabilities to employees that are in excess of a rabbi trust’s assets.

Note 14 – Variable Interest Entities (continued)
The following table summarizes VIE consolidated by FHN as of September 30, 2010:

	On Balance Sheet	Rabbi Trusts Used for Deferred
	Consumer Loan Securitizations	Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value

Assets:
Loans, net of unearned income	$796,529	N/A
Less: Allowance for loan losses	47,840	N/A

Total net loans	748,689	N/A

Other assets	19,078	$60,340

Total assets	$767,767	$60,340

Noninterest-bearing deposits	$1,058	N/A
Term borrowings	796,120	N/A
Other liabilities	96	$54,439

Total liabilities	$797,274	$54,439

Nonconsolidated Variable Interest Entities. Since 1997, First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIE because FTHC, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights. While FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the LIHTC partnerships. The general partners are considered the primary beneficiaries because managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and the general partners are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.
FTBNA holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of FTBNA. These trusts meet the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. Based on the nature of the trusts’ activities and the size of FTBNA’s holdings, FTBNA could potentially receive benefits or absorb losses that are significant to the trusts regardless of whether a majority of a trust’s securities are held by FTBNA. However, since FTBNA is solely a holder of the trusts’ securities, it has no rights which would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it cannot be considered the primary beneficiary of the trusts. FTBNA has no contractual requirements to provide financial support to the trusts.
In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FTBNA could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since FTBNA did not retain servicing or other decision making rights, it has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, FTBNA has accounted for the funds received through the securitization as a term borrowing in its Consolidated Condensed Statements of Condition as of September 30, 2010. FTBNA has no contractual requirement to provide financial support to the trust.

Note 14 – Variable Interest Entities (continued)
FHN has previously issued junior subordinated debt totaling $309.0 million to First Tennessee Capital I (“Capital I”) and First Tennessee Capital II (“Capital II”). Both Capital I and Capital II are considered VIE because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. FHN cannot be the trusts’ primary beneficiary because FHN’s capital contributions to the trusts are not considered variable interests as they are not “at risk”. Consequently, Capital I and Capital II are not consolidated by FHN.
FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIE as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIE, in situations where FHN does not potentially participate in significant portions of a securitization trust’s cash flows, it is not considered the primary beneficiary of the trust. Thus, such trusts are not consolidated by FHN.
Prior to third quarter 2008, FHN transferred first lien mortgages to government agencies, or GSE, for securitization and retained MSR and other various interests in certain situations. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. The Agencies’ status as Master Servicer and the rights they hold consistent with their guarantees on the securities issued provide them with the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, such trusts are not consolidated by FHN as it is not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that are significant to the trusts.
In relation to certain agency securitizations, FHN purchased the servicing rights on the securitized loans from the loan originator and holds other retained interests. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. As the Agencies serve as Master Servicer for the securitized loans and hold rights consistent with their guarantees on the securities issued, they have the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, FHN is not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that are significant to the trusts. FHN has no contractual requirements to provide financial support to the trusts.
FHN holds securities issued by various agency securitization trusts. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. FHN could potentially receive benefits or absorb losses that are significant to the trusts based on the nature of the trusts’ activities and the size of FHN’s holdings. However, FHN is solely a holder of the trusts’ securities and does not have the power to direct the activities that most significantly impact the trusts’ economic performance, and is not considered the primary beneficiary of the trusts. FHN has no contractual requirements to provide financial support to the trusts.
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

Note 14 – Variable Interest Entities (continued)
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
FHN serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a reasonable management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the entities’ economic performance. The management fees FHN receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met. Therefore, the VIE are not consolidated by FHN because it cannot be the trusts’ primary beneficiary. FHN has no contractual requirements to provide financial support to the trusts.

Note 14 – Variable Interest Entities (continued)
The following table summarizes VIE that are not consolidated by FHN:

As of September 30, 2010
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$94,702	$—	Other assets
Small Issuer Trust Preferred Holdings (c)	465,350	—	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	63,186	50,988	(d)
Proprietary Trust Preferred Issuances (e)	N/A	309,000	Term borrowings
Proprietary & Agency Residential Mortgage Securitizations	330,053	—	(f)
Holdings of Agency Mortgage-Backed Securities (c)	2,773,925	—	(g)
Short Positions in Agency Mortgage-Backed Securities (e)	N/A	11,357	Trading liabilities
Pooled Trust Preferred Securities (c)	34	—	Trading securities
Commercial Loan Troubled Debt Restructurings (h) (i)	127,699	—	Loans, net of unearned income
Managed Discretionary Trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $93.4 million of current investments and $1.3 million of contractual funding commitments. Only the current investment amount is included in Other assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	$112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $51.0 million classified as Term borrowings.

(e)	No exposure to loss due to the nature of FHN’s involvement.

(f)	Includes $99.2 million and $67.0 million classified as Mortgage servicing rights and $16.1 million and $20.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $239.9 million are classified as Other assets and is offset by aggregate custodial balances of $112.9 million classified as Noninterest-bearing deposits.

(g)	Includes $612.3 million classified as Trading securities and $2.2 billion classified as Securities available for sale.

(h)	Maximum loss exposure represents $123.1 million of current receivables and $4.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.
See Other disclosures — Indemnification agreements and guarantees section of Note 9 - Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.
Three and Nine Months Ended September 30, 2009
Consolidated Variable Interest Entities. In 2007 and 2006, FTBNA established several Delaware statutory trusts (“Trusts”), for the purpose of engaging in secondary market financing. Except for recourse due to breaches of standard representations and warranties made by FTBNA in connection with the sale of the retail real estate residential loans by FTBNA to the Trusts, the creditors of the Trusts hold no recourse to the assets of FTBNA. Additionally, FTBNA has no contractual requirements to provide financial support to the Trusts. Since the Trusts did not qualify as QSPE, FTBNA treated the proceeds as secured borrowings in accordance with ASC 860. FTBNA determined that the Trusts were VIE because the holders of the equity investment at risk did not have adequate decision making ability over the trusts’ activities. Thus, FTBNA assessed whether it was the primary beneficiary of the associated trusts. Since there was an overcollateralization of the Trusts, any excess of cash flows received on the transferred loans above the amounts passed through to the security holders would revert to FTBNA. Accordingly, FTBNA determined that it was the primary beneficiary of the Trusts because it absorbed a majority of the expected losses of the Trusts.

Note 14 – Variable Interest Entities (continued)
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
FHN has established certain rabbi trusts related to deferred compensation plans offered to its employees. FHN contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to FHN’s creditors only in the event that FHN becomes insolvent. These trusts are considered VIE because either there is no equity at risk in the trusts or because FHN provided the equity interest to its employees in exchange for services rendered. Given that the trusts were created in exchange for the employees’ services, FHN is considered the primary beneficiary of the rabbi trusts because it is most closely related to their purpose and design. FHN has the obligation to fund any liabilities to employees that are in excess of a rabbi trust’s assets.
The following table summarizes VIE consolidated by FHN as of September 30, 2009:

	Assets		Liabilities
(Dollars in thousands)	Carrying Value	Classification	Carrying Value	Classification

On balance sheet consumer loan securitizations	$669,503	Loans, net of unearned income	$661,291	Other collateralized borrowings
Small issuer trust preferred holdings	452,850	Loans, net of unearned income	30,500	Term borrowings
Rabbi trusts used for deferred compensation plans	94,830	Other assets	57,099	Other liabilities

Nonconsolidated Variable Interest Entities. Since 1997, First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary, makes equity investments as a limited partner, in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships were considered VIE because FTHC, as the holder of the equity investment at risk, does not have the ability to significantly affect the success of the entity through voting rights. FTHC was not considered the primary beneficiary of the LIHTC partnerships because an agent relationship existed between FTHC and the general partners, whereby the general partners cannot sell, transfer or otherwise encumber their ownership interest without the approval of FTHC. Because this resulted in a de facto agent relationship between the partners, the general partners were considered the primary beneficiaries because their operations were most closely associated with the LIHTC partnerships’ operations. FTHC has no contractual requirements to provide financial support to the LIHTC partnerships beyond its initial funding commitments.
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

Note 14 – Variable Interest Entities (continued)
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
FHN has previously issued junior subordinated debt to Capital I and Capital II totaling $309.0 million. Both Capital I and Capital II were considered VIE because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the equity investments at risk in the trusts have adequate decision making ability over the trusts’ activities. Capital I and Capital II were not consolidated by FHN because the holders of the securities issued by the trusts absorb a majority of expected losses and residual returns.
Prior to September 30, 2009, wholly-owned subsidiaries of FHN served as investment advisors and administrators of certain “fund of funds” investment vehicles, whereby the subsidiaries received fees for management of the funds’ operations and through revenue sharing agreements based on the funds’ performance. The funds were considered VIE because the holders of the equity at risk did not have voting rights or the ability to control the funds’ operations. The subsidiaries did not make any investment in the funds. Further, the subsidiaries were not obligated to provide any financial support to the funds. The funds were not consolidated by FHN because its subsidiaries did not absorb a majority of expected losses or residual returns.
The following table summarizes VIE that are not consolidated by FHN as September 30, 2009:

(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$115,321	$—	Other assets
Small Issuer Trust Preferred Holdings	43,000	—	Loans, net of unearned income
On Balance Sheet Trust Preferred Securitization	64,377	49,797	(c)
Proprietary Trust Preferred Issuances	N/A	309,000	Term borrowings

(a)	Maximum loss exposure represents $112.5 million of current investments and $2.8 million of contractual funding commitments. Only the current investment amount is included in Other assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	$112.5 million classified as Loans, net of unearned income and $1.7 million classified as Trading securities which are offset by $49.8 million classified as Other collateralized borrowings.

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
On September 30, 2010 and 2009, respectively, FHN had approximately $212.6 million and $125.8 million of cash receivables and $130.0 million and $106.5 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds, with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions that require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $33.9 million of liabilities on September 30, 2010 and $20.0 million of assets and $14.1 million of liabilities on September 30, 2009. FHN had posted collateral of $34.0 million as of September 30, 2010 in the normal course of business related to these contracts. As of September 30, 2009, FHN had received collateral of $14.6 million and posted collateral of $12.6 million in the normal course of business related to these contracts.

Note 15 – Derivatives (continued)
Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $146.7 million of assets and $208.1 million of liabilities on September 30, 2010 and was $154.9 million of assets and $100.3 million of liabilities on September 30, 2009. As of September 30, 2010 and 2009, FHN had received collateral of $130.0 million and $117.5 million and posted collateral of $209.8 million and $96.7 million, respectively, in the normal course of business related to these agreements.
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
The following tables summarize FHN’s derivatives associated with legacy mortgage servicing activities for the three and nine months ended September 30, 2010 and 2009:

				Gains/(Losses)
(Dollars in thousands)				Three Months Ended	Nine Months Ended
Description	Notional	Assets	Liabilities	September 30, 2010	September 30, 2010
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$5,999,000	$5,572	$4,631	$17,236	$57,856
Interest Rate Swaps and Swaptions (a) (b)	$2,669,000	$11,177	$5,416	$10,460	$66,881

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$187,969	N/A	$3,880	$(41,177)
Other Retained Interests (d) (b)	N/A	$36,829	N/A	$248	$3,269

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.

Note 15 – Derivatives (continued)

				Gains/(Losses)
(Dollars in thousands)				Three Months Ended	Nine Months Ended
Description	Notional	Assets	Liabilities	September 30, 2009	September 30, 2009
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$2,220,000	$6,130	$979	$24,848	$21,024
Interest Rate Swaps and Swaptions (a) (b)	$2,215,000	$42,032	$1,082	$38,567	$25,491

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$281,235	N/A	$(30,682)	$40,828
Other Retained Interests (d) (b)	N/A	$108,579	N/A	$(1,951)	$34,320

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.
Capital Markets
Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including options, caps, swaps, and floors for its customers. In addition, capital markets enters into futures contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Other assets and Other liabilities. The FTN Financial Risk and the Credit Risk Management Committees collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $113.2 million and $127.3 million for the three months ended September 30, 2010 and 2009, respectively, and $325.8 million and $508.6 million for the nine months ended September 30, 2010 and 2009, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in capital markets noninterest income.
The following table summarizes FHN’s derivatives associated with capital markets trading activities as of September 30, 2010 and 2009:

(Dollars in thousands)	September 30, 2010
Description	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,684,689	$106,042	$5,342
Offsetting Upstream Interest Rate Contracts	$1,684,689	$5,342	$106,043
Forwards and Futures Purchased	$3,762,902	$2,191	$2,407
Forwards and Futures Sold	$4,296,069	$2,140	$4,987

(Dollars in thousands)	September 30, 2009
Description	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,601,966	$50,512	$10,233
Offsetting Upstream Interest Rate Contracts	$1,601,966	$10,236	$50,518
Forwards and Futures Purchased	$8,407,380	$2,049	$22,603
Forwards and Futures Sold	$8,500,599	$21,384	$3,543

Note 15 – Derivatives (continued)
Interest Rate Risk Management
FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and liabilities have different maturity or repricing characteristics. FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers with customer derivatives paired with offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in Noninterest expense on the Consolidated Condensed Statements of Income.
FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations totaling $1.0 billion and $1.1 billion on September 30, 2010 and 2009, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $129.7 million and $107.2 million in other assets on September 30, 2010 and 2009, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In first quarter 2010, FHN repurchased $96.0 million of debt that was being hedged in these arrangements and terminated the related interest rate swap and hedging relationship.
FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $.2 billion on both September 30, 2010 and 2009. There was no balance sheet impact of these swaps as of September 30, 2010. The balance sheet impact of these swaps was $2.6 million in other liabilities on September 30, 2009. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In second quarter 2010, FHN’s counterparty called the swap associated with the $.2 billion of subordinated debt. Accordingly, hedge accounting was discontinued on the date of the settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to interest expense over its remaining term. FHN subsequently re-hedged the subordinated debt with a new interest rate swap using the long-haul method of effectiveness assessment. In first quarter 2009, FHN’s counterparty called the swap associated with $.1 billion of subordinated debt. Accordingly, hedge accounting was discontinued on the date of settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to interest expense over its remaining term.

Note 15 – Derivatives (continued)
The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2010 and 2009:

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended		Nine Months Ended
Description	Notional	Assets	Liabilities		September 30, 2010		September 30, 2010
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,167,907	$97,040	$368		$8,386		$31,730
Offsetting Upstream Interest Rate Contracts (a)	$1,167,907	$368	$101,837		$(8,584)		$(33,028)

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,104,000	$129,664	N/A		$13,249		$52,678

Hedged Items:
Long-Term Debt (b)	N/A	N/A	$1,104,000	(c)	$(13,249	) (d)	$(52,678) (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended		Nine Months Ended
Description	Notional	Assets	Liabilities		September 30, 2009		September 30, 2009
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,187,275	$82,338	$367		$3,151		$(41,118)
Offsetting Upstream Interest Rate Contracts (a)	$1,187,275	$367	$85,538		$(8,262)		$34,215

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,200,000	$107,192	$2,604		$16,792		$(41,374)

Hedged Items:
Long-Term Debt (b)	N/A	N/A	$1,200,000	(c)	$(16,792	) (d)	$41,374 (d)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
FHN hedges held-to-maturity trust preferred loans with a principal balance of $211.6 million and $233.1 million as of September 30, 2010 and 2009, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of those swaps was $20.2 million and $21.5 million in Other liabilities on the Consolidated Condensed Statements of Income as of September 30, 2010 and 2009, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Gain/(loss) is included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 15 – Derivatives (continued)
The following tables summarize FHN’s derivative activities associated with these loans for the three and nine months ended September 30, 2010 and 2009:

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended	Nine Months Ended
Description	Notional	Assets		Liabilities	September 30, 2010	September 30, 2010
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$211,583	N/A		$20,161	$(164)	$(940)

Hedged Items:
Trust Preferred Loans (a)	N/A	$211,583	(b)	N/A	$178 (c)	$960 (c)

(a)	Assets included in Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

					Gains/(Losses)
(Dollars in thousands)					Three Months Ended	Nine Months Ended
Description	Notional	Assets		Liabilities	September 30, 2009	September 30, 2009
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$233,083	N/A		$21,499	$(2,271)	$4,362

Hedged Items:
Trust Preferred Loans (a)	N/A	$233,083	(b)	N/A	$2,166 (c)	$(4,479	)(c)

(a)	Assets included in Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 16 – Fair Value of Assets & Liabilities
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

Note 16 – Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	September 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. Treasuries	$—	$43,969	$—	$43,969
Government agency issued MBS	—	397,287	—	397,287
Government agency issued CMO	—	214,966	—	214,966
Other U.S. government agencies	—	124,736	—	124,736
States and municipalities	—	28,430	—	28,430
Corporate and other debt	—	366,864	34	366,898
Equity, mutual funds, and other	—	1,479	—	1,479

Total trading securities — capital markets	—	1,177,731	34	1,177,765

Trading securities — mortgage banking
Principal only	—	10,721	—	10,721
Interest only	—	—	26,108	26,108

Total trading securities — mortgage banking	—	10,721	26,108	36,829

Loans held for sale	—	63,929	215,713	279,642

Securities available for sale:
U.S. Treasuries	—	68,585	—	68,585
Government agency issued MBS	—	1,000,035	—	1,000,035
Government agency issued CMO	—	1,161,636	—	1,161,636
Other U.S. government agencies	—	16,687	87,895	104,582
States and municipalities	—	40,160	1,500	41,660
Corporate and other debt	552	—	—	552
Venture capital	—	—	13,179	13,179
Equity, mutual funds, and other	13,638	9,360	—	22,998

Total securities available for sale	14,190	2,296,463	102,574	2,413,227

Mortgage servicing rights	—	—	191,943	191,943

Other assets:
Deferred compensation assets	25,362	—	—	25,362
Derivatives, forwards and futures	9,903	—	—	9,903
Derivatives, interest rate contracts	—	349,633	—	349,633

Total other assets	35,265	349,633	—	384,898

Total assets	$49,455	$3,898,477	$536,372	$4,484,304

Trading liabilities — capital markets:
U.S. Treasuries	$—	$231,249	$—	$231,249
Government agency issued MBS	—	5,542	—	5,542
Government agency issued CMO	—	5,815	—	5,815
Other U.S. government agencies	—	1,736	—	1,736
Corporate and other debt	—	170,324	—	170,324

Total trading liabilities — capital markets	—	414,666	—	414,666

Other short-term borrowings and commercial paper	—	—	21,812	21,812

Other liabilities:
Derivatives, forwards and futures	12,025	—	—	12,025
Derivatives, interest rate contracts	—	239,167	—	239,167

Total other liabilities	12,025	239,167	—	251,192

Total liabilities	$12,025	$653,833	$21,812	$687,670

Note 16 – Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	September 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. Treasuries	$—	$93,238	$—	$93,238
Government agency issued MBS	—	120,713	—	120,713
Government agency issued CMO	—	34,395	—	34,395
Other U.S. government agencies	—	45,095	—	45,095
States and municipalities	—	17,871	—	17,871
Corporate and other debt	—	277,817	34	277,851
Equity, mutual funds, and other	11	925	12	948

Total trading securities — capital markets	11	590,054	46	590,111

Trading securities — mortgage banking	—	12,142	98,899	111,041
Loans held for sale	—	35,606	219,289	254,895
Securities available for sale:
U.S. Treasuries	—	48,325	—	48,325
Government agency issued MBS	—	1,053,914	—	1,053,914
Government agency issued CMO	—	1,075,753	—	1,075,753
Other U.S. government agencies	—	21,548	100,224	121,772
States and municipalities	—	44,590	1,500	46,090
Corporate and other debt	837	—	1,365	2,202
Equity, mutual funds, and other	36,742	46,900	15,803	99,445

Total securities available for sale	37,579	2,291,030	118,892	2,447,501

Mortgage servicing rights	—	—	289,282	289,282
Other assets	35,984	316,109	—	352,093

Total assets	$73,574	$3,244,941	$726,408	$4,044,923

Trading liabilities — capital markets:
U.S. Treasuries	$—	$246,532	$—	$246,532
Government agency issued MBS	—	1,137	—	1,137
Other U.S. government agencies	—	3,338	—	3,338
Corporate and other debt	—	164,286	—	164,286

Total trading liabilities — capital markets	—	415,293	—	415,293

Other short-term borrowings and commercial paper	—	—	34,050	34,050
Other liabilities	979	197,987	—	198,966

Total liabilities	$979	$613,280	$34,050	$648,309

Note 16 – Fair Value of Assets & Liabilities (continued)
Changes in Recurring Level 3 Fair Value Measurements
In third quarter 2009, FHN reviewed the allocation of fair value between MSR and excess interest from prior first lien loan sales and securitizations. As a result, $11.1 million was reclassified from trading securities to MSR within level 3 assets measured at fair value on a recurring basis. The reclassification had no effect on FHN’s Consolidated Condensed Statements of Income as excess interest and MSR are highly correlated in valuation and as both excess interest and MSR are recognized at elected fair value with changes in fair value being included within Mortgage Banking income.
In first quarter 2009, FHN changed the fair value methodology for certain loans held for sale. The methodology change had a minimal effect on the valuation of the applicable loans. Consistent with this change, the applicable amount is presented as a transfer into Level 3 loans held for sale in the following rollforward for the nine months ended September 30, 2009. See Determination of Fair Value for a detailed discussion of the changes in valuation methodology.
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2010 and 2009, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2010
				Securities available for sale			Mortgage		Other short-term
	Trading	Loans held		Investment	Venture		servicing		borrowings and
(Dollars in thousands)	securities (a)	for sale		portfolio (b)	Capital		rights, net		commercial paper

Balance on June 30, 2010	$28,898	$209,748		$90,995	$16,141		$201,746		$25,886
Total net gains/(losses) included in:
Net income	1,110	(5,789)		—	(2,962)		(529)		(4,074)
Other comprehensive income	—	—		3,073	—		—		—
Purchases, sales, issuances, and settlements, net	(3,866)	11,754		(4,673)	—		(9,274)		—

Balance on September 30, 2010	$26,142	$215,713		$89,395	$13,179		$191,943		$21,812

Net unrealized gains/(losses) included in net income	$248 (c)	$(5,789	) (c)	$—	$(2,962	) (d)	$(299	) (c)	$(4,074	) (c)

	Three Months Ended September 30, 2009
				Securities available for sale		Mortgage		Other short-term
	Trading		Loans held	Investment	Venture	servicing		borrowings and
(Dollars in thousands)	securities (a)		for sale	portfolio (b)	Capital	rights, net		commercial paper

Balance on June 30, 2009	$125,502		$224,372	$104,658	$18,771	$337,096		$39,720
Total net gains/(losses) included in:
Net income/(loss)	(1,345)		2,484	—	37	(35,993)		(5,670)
Other comprehensive income	—		—	1,718	—	—		—
Purchases, sales, issuances, and settlements, net	(14,135)		(7,567)	(4,652)	(1,640)	(22,898)		—
Net transfers into/(out of) Level 3	(11,077)		—	—	—	11,077		—

Balance on September 30, 2009	$98,945		$219,289	$101,724	$17,168	$289,282		$34,050

Net unrealized gains/(losses) included in net income	$(4,242	) (e)	$2,484 (c)	$—	$37 (d)	$(36,650	) (f)	$(5,670	) (c)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.

(b)	Primarily represents other U.S. government agencies. States and municipalities are not significant.

(c)	Primarily included in Mortgage banking income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(e)	Represents recognized gains/(losses) of $(.2) million included in Capital markets noninterest income, $(3.2) million included in Mortgage banking noninterest income, and $(.8) million included in Other income and commissions.

(f)	Represents recognized gains/(losses) of $(36.4) million included in Mortgage banking noninterest income and $(.2) million included in Other income and commissions.

Note 16 – Fair Value of Assets & Liabilities (continued)
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2010 and 2009, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2010
				Securities available for sale			Mortgage		Other short-term
	Trading	Loans held		Investment	Venture		servicing		borrowings and
(Dollars in thousands)	securities (a)	for sale		portfolio (b)	Capital		rights, net		commercial paper

Balance on January 1, 2010	$56,132	$206,227		$99,173	$15,743		$302,611		$39,662
Adjustment due to adoption of amendments to ASC 810	(4,776)	—		—	—		(2,293)		—
Total net gains/(losses) included in:
Net income	4,272	(10,630)		—	(2,962)		(57,885)		(17,850)
Other comprehensive income	—	—		3,024	—		—		—
Purchases, sales, issuances, and settlements, net	(29,486)	20,116		(12,802)	398		(50,490)		—

Balance on September 30, 2010	$26,142	$215,713		$89,395	$13,179		$191,943		$21,812

Net unrealized gains/(losses) included in net income	$2,934 (c)	$(10,630	) (c)	$—	$(2,962	) (d)	$(55,066	) (c)	$(17,850	) (c)

	Nine Months Ended September 30, 2009
				Securities available for sale			Mortgage	Net derivative	Other short-term
	Trading	Loans held		Investment	Venture		servicing	assets and	borrowings and
(Dollars in thousands)	securities (a)	for sale		portfolio (b)	Capital		rights, net	liabilities	commercial paper

Balance on January 1, 2009	$153,542	$11,330		$111,840	$25,307		$376,844	$233	$27,957
Total net gains/(losses) included in:
Net income	38,200	(5,844)		—	(1,556)		42,498	—	2,792
Other comprehensive income	—	—		3,173	—		—	—	—
Purchases, sales, issuances, and settlements, net	(81,720)	(27,743)		(13,289)	(6,583)		(141,137)	(233)	3,301
Net transfers into/(out of) Level 3	(11,077)	241,546		—	—		11,077	—	—

Balance on September 30, 2009	$98,945	$219,289		$101,724	$17,168		$289,282	$—	$34,050

Net unrealized gains/(losses) included in net income	$21,679 (e)	$(5,844	) (c)	$—	$(1,556	) (d)	$43,830 (f)	$—	$2,792 (c)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.

(b)	Primarily represents other U.S. government agencies. States and municipalities are not significant.

(c)	Primarily included in Mortgage banking income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in Securities gains/(losses) in noninterest income.

(e)	Represents recognized gains/(losses) of $(2.2) million included in Capital markets noninterest income, $26.3 million included in Mortgage banking noninterest income, and $(2.4) million included in Other income and commissions.

(f)	Represents recognized gains/(losses) of $45.0 million included in Mortgage banking noninterest income and $(1.2) million included in Other income and commissions.

Note 16 – Fair Value of Assets & Liabilities (continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2010 and 2009, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2010				September 30, 2010	September 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)

Loans held for sale — SBAs	$—	$12,000	$—	$12,000	$12	$60
Loans held for sale — first mortgages	—	—	17,887	17,887	(1,032)	(4,560)
Loans, net of unearned income (a)	—	—	222,577	222,577	(27,535)	(127,983)
Real estate acquired by foreclosure (b)	—	—	139,359	139,359	(4,562)	(13,938)
Other assets (c)	—	—	93,446	93,446	(2,687)	(7,905)

					$(35,804)	$(154,326)

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2009				September 30, 2009	September 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)

Loans held for sale	$—	$35,888	$24,303	$60,191	$2,683	$3,793
Securities available for sale	—	—	—	—	—	(516	) (d)
Loans, net of unearned income (a)	—	—	515,101	515,101	(59,992)	(214,299)
Real estate acquired by foreclosure (b)	—	—	111,389	111,389	(10,429)	(29,831)
Other assets (c)	—	—	112,505	112,505	(2,489)	(6,670)

					$(70,227)	$(247,523)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.

(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets.

(c)	Represents low income housing investments.

(d)	Represents recognition of other than temporary impairment for cost method investments classified within securities available for sale.
Fair Value Option
FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (“ASC 825”). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets.
Prior to 2010, FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within Other Short Term Borrowings and Commercial Paper in the Consolidated Condensed Statements of Condition as of September 30, 2010 and 2009. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.

Note 16 – Fair Value of Assets & Liabilities (continued)
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	September 30, 2010
			Fair value carrying
	Fair value	Aggregate	amount less aggregate
(Dollars in thousands)	carrying amount	unpaid principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$279,642	$337,525	$(57,883)
Nonaccrual loans	28,195	55,486	(27,291)
Loans 90 days or more past due and still accruing	17,007	40,264	(23,257)

	September 30, 2009
			Fair value carrying
	Fair value	Aggregate	amount less aggregate
(Dollars in thousands)	carrying amount	unpaid principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$254,895	$297,608	$(42,713)
Nonaccrual loans	12,727	28,406	(15,679)
Loans 90 days or more past due and still accruing	5,521	12,257	(6,736)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2010	2009	2010	2009

Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$(5,789)	$1,523	$(10,630)	$(6,805)
Other short-term borrowings and commercial paper	(4,074)	(5,670)	(17,850)	2,792
Estimated changes in fair value due to credit risk (loans held for sale)	(3,468)	2,177	(6,221)	(10,871)

For the three months ended September 30, 2010 and 2009, the amounts for loans held for sale include approximately $3.5 million of losses and $2.2 million of gains, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. For the nine months ended September 30, 2010 and 2009, the amounts for loans held for sale include approximately $6.2 million and $10.9 million, respectively, of losses included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans.
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

Note 16 – Fair Value of Assets & Liabilities (continued)
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
The fair value of certificated residual interests was determined using a valuation model that calculates the present value of estimated future cash flows. Inputs utilized in valuing residual interests are generally consistent with those used to value the related MSR. However, due to the lack of market information for residual interests, at September 30, 2009, FHN applied an internally-developed assumption about the yield that a market participant would require in determining the discount rate for its residual interests. The fair value of residual interests typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. All residual interests were removed from the balance sheet upon adoption of ASU 2009-17 on January 1, 2010.
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
Securities available for sale. Securities available for sale includes the investment portfolio accounted for as available for sale under ASC 320-10-25, federal bank stock holdings, short-term investments in mutual funds, and venture capital investments. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations. Certain government agency debt obligations with limited trading activity are valued using a discounted cash flow model that incorporates a combination of observable and unobservable inputs. Primary observable inputs include contractual cash flows and the treasury curve. Significant unobservable inputs include estimated trading spreads and estimated prepayment speeds.

Note 16 – Fair Value of Assets & Liabilities (continued)
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

Note 16 – Fair Value of Assets & Liabilities (continued)
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
Valuations of other derivatives (primarily interest rate related swaps, swaptions, caps, and collars) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, option volatility, and option skew. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt ratings.
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
Nonearning assets. For disclosure purposes, nonearning assets include cash and due from banks, accrued interest receivable, and capital markets receivables. Due to the short-term nature of cash and due from banks, accrued interest receivable, and capital markets receivables, the fair value is approximated by the book value.
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
Short-term financial liabilities. The fair value of federal funds purchased, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings are approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization. Commercial paper and short-term borrowings includes a liability associated with transfers of mortgage servicing rights that did not qualify for sale accounting. This liability is accounted for at elected fair value, which is measured consistent with the related MSR, as previously described.

Note 16 – Fair Value of Assets & Liabilities (continued)
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held for sale, and long-term debt as of September 30, 2010 and 2009, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.

Note 16 – Fair Value of Assets & Liabilities (continued)
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as off-balance sheet commitments as of September 30, 2010 and 2009.

	September 30, 2010		September 30, 2009
	Book	Fair	Book	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets:
Loans, net of unearned income and allowance for loan losses	$16,339,590	$15,570,548	$17,579,921	$16,161,268
Short-term financial assets	868,876	868,876	789,085	789,085
Trading securities	1,214,595	1,214,595	701,151	701,151
Loans held for sale	414,259	414,259	502,687	502,687
Securities available for sale	2,611,460	2,611,460	2,645,922	2,645,922
Derivative assets	359,535	359,535	322,239	322,239
Other assets	118,808	118,808	142,359	142,359
Nonearning assets	985,308	985,308	1,225,749	1,225,749
Liabilities:
Deposits:
Defined maturity	$2,058,138	$2,126,749	$3,420,099	$3,481,190
Undefined maturity	12,917,782	12,917,782	10,814,884	10,814,884

Total deposits	14,975,920	15,044,531	14,234,983	14,296,074
Trading liabilities	414,666	414,666	415,293	415,293
Short-term financial liabilities	2,632,903	2,632,903	4,006,846	4,006,846
Long-term debt	2,805,732	2,486,425	3,079,468	2,441,129
Derivative liabilities	251,192	251,192	198,965	198,965
Other noninterest-bearing liabilities	422,395	422,395	592,904	592,904

	Contractual	Fair	Contractual	Fair
	Amount	Value	Amount	Value

Off-Balance Sheet Commitments:
Loan commitments	$7,737,043	$1,134	$8,875,202	$1,258
Other commitments	503,926	5,891	564,018	4,893

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 17 – Restructuring, Repositioning, and Efficiency
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
Net costs recognized by FHN during the nine months ended September 30, 2010, related to restructuring, repositioning, and efficiency activities were $11.8 million. Of this amount, $7.1 million represented exit costs that were accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”).
Significant expenses recognized year to date 2010 resulted from the following actions:
▪	Severance and other employee costs of $3.3 million primarily related to the exit of the institutional equity research business and the 2009 sale of Louisville remittance processing operations.

▪	Goodwill impairment of $3.3 million and lease abandonment expense of $2.4 million primarily related to the closure of the institutional equity research business.

▪	Loss of $1.0 million related to asset impairments.
Net cost recognized by FHN during the nine months ended September 30, 2009, related to restructuring, repositioning, and efficiency activities were $20.7 million. Of this amount, $4.6 million represented exit costs that were accounted for in accordance with ASC 420.
Significant expenses recognized year to date 2009 resulted from the following actions.
▪	Severance and related employee costs of $4.2 million related to discontinuation of national lending operations.

▪	Transaction costs of $1.1 million from the sale of mortgage servicing rights.

▪	Expense of $1.0 million related to asset impairments from branch closures.

▪	Goodwill impairment of $14.0 million related to agreement to sell FTN ECM.
The financial results of FTN ECM (the institutional equity research business) including goodwill impairment are reflected in the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Transaction costs recognized in the periods presented from selling mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income. All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by the management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related cost recognized in relation to such initiatives which are recorded in employee compensation, incentives, and benefits; facilities consolidation costs and related asset impairment costs are included in occupancy; cost associated with the impairment of premises and equipment are included in equipment rentals; depreciation and maintenance and other costs associated with such initiatives, including professional fees, and intangible asset impairment costs are included in all other expense.
Activity in the restructuring and repositioning liability for the nine months ended September 30, 2010 and 2009, is presented in the following table, along with other restructuring and repositioning expenses recognized. For repositioning actions initiated prior to 2010, costs associated with the reduction of national operations and termination of product and service offerings are included within the non-strategic segment while costs associated with efficiency initiatives affecting multiple segments and initiatives that occurred within regional banking and capital markets are included in the corporate segment. For repositioning actions initiated in 2010, the related costs are included in the segment that has decision-making responsibility.

Note 17 – Restructuring, Repositioning, and Efficiency (continued)

	Three Months Ended				Nine Months Ended
	September 30				September 30
(Dollars in thousands)	2010		2009		2010		2009
	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability

Beginning Balance	$—	$11,837	$—	$18,383	$—	$15,903	$—	$24,167
Severance and other employee related costs	778	778	867	867	3,318	3,318	4,243	4,243
Facility consolidation costs	39	39	711	711	2,350	2,350	711	711
Other exit costs, professional fees, and other	1	1	94	94	1,462	1,462	(374)	(374)

Total Accrued	818	12,655	1,672	20,055	7,130	23,033	4,580	28,747
Payments related to:
Severance and other employee related costs		403		2,436		6,106		8,280
Facility consolidation costs		1,819		952		3,215		3,164
Other exit costs, professional fees, and other		11		94		1,388		208
Accrual reversals		—		25		1,902		547

Restructuring and Repositioning Reserve Balance		$10,422		$16,548		$10,422		$16,548

Other Restructuring and Repositioning Expense:
Mortgage banking expense on servicing sales	—		—		1,532		1,142
All other income and commissions	—		—		27		—
Impairment of premises and equipment	325		—		1,031		973
Impairment of intangible assets	—		14,027		3,348		14,027
Impairment of other assets	—		—		267		—
Other	—		—		(1,493)		—

Total Other Restructuring and Repositioning Expense	325		14,027		4,712		16,142

Total Restructuring and Repositioning	$1,143		$15,699		$11,842		$20,722

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date as of September 30, 2010, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

Charged to
(Dollars in thousands)	Expense

Severance and other employee related costs*	$58,862
Facility consolidation costs	38,743
Other exit costs, professional fees, and other	18,940
Other restructuring and repositioning (income) and expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	21,175
Net loss on divestitures	12,535
Impairment of premises and equipment	18,842
Impairment of intangible assets	38,131
Impairment of other assets	40,492
Other	(1,493)

Total Restructuring and Repositioning Charges Incurred to Date as of September 30, 2010	$253,899

*	Includes $1.2 million of deferred severance-related payments that will be paid after 2010.

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2010, was one of the 50 largest bank holding companies in the United States in terms of asset size.
Approximately 5,500 FHN employees provide financial services through more than 180 bank locations in and around Tennessee and 18 capital markets offices in the U.S. and abroad.
The corporation’s two major brands — First Tennessee and FTN Financial — provide customers with a broad range of products and services. First Tennessee has the leading combined deposit market share in the 21 counties in Tennessee and surrounding metropolitan areas where it does business and one of the highest customer retention rates of any bank in the country. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.
In first quarter 2010, FHN revised its operating segments to better align with its strategic direction, representing a focus on its regional banking franchise and capital markets business. Key changes include the addition of the non-strategic segment that combines the former mortgage banking and national specialty lending segments, the movement of correspondent banking from capital markets to regional banking, and the shift of first lien mortgage production in the Tennessee footprint to the regional banking segment. Exited businesses were moved to the new non-strategic segment.
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
FHN is composed of the following operating segments:
•	Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and surrounding markets. Additionally, regional banking provides investments, insurance, financial planning, trust services and asset management, credit card, cash management, check clearing services, and correspondent banking services.

•	Capital markets provides financial services for the investment and banking communities through the integration of traditional capital markets securities activities, loan sales, portfolio advisory services, and derivative sales.

•	Corporate consists of unallocated corporate income/expenses including gains and losses on repurchases of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and certain charges related to restructuring, repositioning, and efficiency initiatives.

•	Non-strategic includes the former mortgage banking and national specialty lending segments, exited businesses and loan portfolios, other discontinued products and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.
For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three and nine-month periods ended September 30, 2010, compared to the three and nine-month periods ended September 30, 2009. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2009 financial statements, notes, and MD&A is provided in the 2009 Annual Report.
FHN historically presented charges related to repurchase obligations for junior lien consumer mortgage loan sales in noninterest income while similar charges arising from first lien mortgage originations and sales through the legacy national mortgage banking business were reflected in noninterest expense. In order to present such charges consistently, FHN determined that charges relating to repurchase obligations should be reflected in noninterest expense in the line item called Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. Consequently, FHN retroactively applied this change which resulted in a reclassification of charges related to junior lien mortgage loan sales from noninterest income into noninterest expense. All applicable tables and associated narrative have been revised to reflect this change. This reclassification did not impact FHN’s net income and all effects are included in the non-strategic segment.
FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgage loans; potential claims relating to foreclosure processes; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), U.S. Department of the Treasury, the Bureau of Consumer Financial Protection, the Financial Stability Oversight Council, and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ, possibly materially, because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2010, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY (Comparison of third quarter 2010 to third quarter 2009)
For third quarter 2010, FHN reported net income available to common shareholders of $15.9 million, or $.07 diluted earnings per share compared to a loss of $52.9 million, or $.23 diluted loss per share in third quarter 2009. The prior year included $10.2 million of losses from discontinued operations related to a contracted sale of FTN Equity Capital Markets (“FTN ECM); the sale was abandoned in the first quarter 2010 and this business was closed.
Results in third quarter 2010 were primarily driven by a $135.0 million decline in the loan loss provision with lower revenues and flat expenses. Provision expense was lower in third quarter 2010 reflecting reduced inherent loss content of the loan portfolio as a result of lower period-end balances. Loan balances continued to decline because of continued efforts to wind down the higher-risk non-strategic construction portfolios and weak loan demand. Additionally, FHN saw some improvement in certain components of the C&I portfolio and performance stabilized in the consumer portfolios when compared to third quarter 2009. Overall, revenue was down as net interest income declined $4.8 million to $186.1 million, consistent with shrinkage of the balance sheet and noninterest income was down $53.9 million to $248.2 million. While still strong compared to historical levels, fixed income sales revenue declined $13.6 million, reflecting normalizing of market conditions that were very favorable in 2009. Other noninterest income declined as 2009 included gains on the repurchase of bank debt and miscellaneous fee income associated with exited businesses decreased from the prior year. While the low interest rate environment continues to facilitate positive net hedging results, mortgage banking income declined $6.1 million on lower servicing fees due to shrinkage of the servicing portfolio. Regulation E, which became effective in third quarter 2010, negatively affected deposit-related fee income as retail customers must now elect to recieve certain overdraft protection services that have historically been routinely provided to all retail customers.
Noninterest expense was flat at $347.6 million in third quarter 2010 when compared with third quarter 2009. Losses related to foreclosed assets declined $16.1 million as collateral values stabilized in certain markets. Numerous other expenses declined as FHN continues to wind-down non-strategic businesses. However, these declines in noninterest expense were partially offset by charges associated with repurchase obligations which increased $24.6 million from last year as elevated repurchase requests and rising mortgage insurance (“MI”) cancellation notices drove expenses higher. Restructuring, repositioning and efficiency charges were minimal in both periods and did not significantly contribute to quarter-over-quarter results.
Return on average common equity and return on average assets for third quarter 2010 were 2.86 percent and .52 percent, respectively, compared to negative 9.02 percent and negative .52 percent in 2009. Tier 1 capital ratio was 17.34 percent as of September 30, 2010, compared to 16.20 percent on September 30, 2009. Total assets were $25.4 billion and shareholders’ equity was $3.3 billion on September 30, 2010, compared to $26.5 billion and $3.4 billion, respectively, on September 30, 2009.

BUSINESS LINE REVIEW
Regional Banking
The regional banking segment had pre-tax income of $48.3 million in third quarter 2010 compared to a pre-tax loss of $48.0 million in third quarter 2009. Improvement in pretax results was primarily due to an $86.1 million decline in loan loss provisioning. Total revenues were $220.0 million in 2010 and were relatively flat when compared to third quarter 2009.
The provision for loan losses decreased to $10.3 million in third quarter 2010 from $96.4 million in third quarter 2009. The decrease in provision was primarily driven by the more recent stabilization experienced in the C&I portfolio.
Net interest income increased 3 percent to $142.6 million in third quarter 2010 from $137.8 million in third quarter 2009. The increase in net interest income was primarily attributable to growth in mortgage warehouse lending in third quarter 2010 and improved commercial loan pricing. Net interest margin in regional banking improved to 5.11 percent in third quarter 2010 from 4.74 percent in third quarter 2009. The margin expansion is primarily attributable to improved commercial loan pricing combined with lower loan balances.
Noninterest income declined 7 percent, or $5.6 million, to $77.5 million in third quarter 2010. Deposit transactions and cash management fees were down $6.6 million from third quarter 2009 primarily due the negative effect of Regulation E which was effective beginning in third quarter 2010. Regulation E requires retail customers to elect to recieve overdraft protection for debit card and ATM transactions. Prior to the effective date of Regulation E, retain customers automatically recieved this service which generated fee income for the regional bank. Insurance commissions and mortgage banking income each declined $.8 million from third quarter 2009. In third quarter 2010, FHN executed a sale of student loans generating a $2.7 million gain which partially offset declines in noninterest income.
Noninterest expense decreased to $161.4 million in third quarter 2010 from $172.4 million in third quarter 2009. Foreclosure losses decreased $9.2 million in third quarter 2010, primarily due to higher negative valuation adjustments recognized in third quarter 2009 as the rate of decline in property values stabilized in 2010 in certain markets. Additionally, in third quarter 2010, FHN recognized minimal credit losses on customer derivatives compared to $5.1 million credit losses recognized in third quarter 2009.
Capital Markets
Pre-tax income in the capital markets segment decreased from $51.8 million in third quarter 2009 to $43.1 million in third quarter 2010 due to a decline in fixed income sales revenue. Revenue from fixed income sales decreased to $106.9 million in third quarter 2010 from $120.5 million in third quarter 2009. While still strong compared to historical levels, this decrease in fixed income sales revenue reflects normalizing market conditions which were very favorable in 2009. Average daily revenue was $1.7 million in third quarter 2010 compared with $1.9 million in 2009. Revenue from other products, including fee income from activities such as loan sales, portfolio advisory, and derivative sales decreased from $8.6 million in third quarter 2009 to $7.1 million in third quarter 2010. Noninterest expense was relatively flat at $79.5 million in third quarter 2010 compared with $80.3 million in 2009: the decline in revenue from third quarter 2009 to 2010 did not result in lower variable compensation expense because of a reduced rate of incentive provisioning in third quarter 2009.
Corporate
The corporate segment’s pre-tax loss was $13.9 million in third quarter 2010 compared to pre-tax income of $15.3 million in third quarter 2009. The corporate segment recognized net interest expense of $2.4 million in third quarter 2010 compared to net interest income of $8.5 million in third quarter 2009 primarily due to lower yielding, smaller investment portfolio and changing balance sheet mix. Noninterest income was $7.9 million in third quarter 2010 compared to $24.7 million in third quarter 2009. The decline in noninterest income was primarily due to $12.8 million of gains recognized on the repurchase of bank debt in third quarter 2009. Additionally, deferred compensation income decreased $3.9 million, which is mirrored by a decline in deferred compensation expense. Noninterest expense increased to $19.5 million in third quarter 2010 from $17.8 million in third quarter 2009. In 2009, FHN reversed $7.0 million of the contingent liability for certain Visa legal matters which contributed to the increase in noninterest expense. This increase was partially offset by a decline in deferred compensation expense and legal and professional fees.

Non-Strategic
The pre-tax loss for the non-strategic segment was $40.7 million in 2010 compared with $59.4 million in 2009. Net interest income declined $4.2 million to $37.4 million as the wind-down of the national construction portfolios was the primary source of the lower net interest income from 2009. Provision expense declined $48.9 million from third quarter 2009 primarily due to reduced exposure from the national construction portfolios and stabilization in the consumer portfolios.
Noninterest income decreased $13.5 million from $65.2 million in third quarter 2009 primarily due to a decline in mortgage banking. Servicing income, which comprises the majority of mortgage banking income, declined by $5.3 million as servicing fees decreased $8.3 million, net hedging results increased slightly, and the value of MSR was more adversely affected by runoff in 2009. Servicing fees declined consistent with the continued reduction in the size of the servicing portfolio and hedging results continue to be favorable due to the interest rate environment. Remittance processing income and insurance commissions declined a combined $4.1 million as a result of the exit of Louisville remittance processing and the Atlanta insurance businesses in fourth quarter 2009.
Noninterest expense was $87.1 million in 2010 compared with $77.7 million 2009. The provision for repurchase and foreclosure losses increased $24.7 million from third quarter 2009 to $48.7 million during 2010. The increase in repurchase obligations is primarily the result of elevated repurchase requests and rise of MI cancellation notices related to loans originated and sold through the legacy mortgage banking business. See the Repurchase and Related Obligations from Loans Originated for Sale section of MD&A for additional discussion of these repurchase obligations. This rise in expenses was mitigated by a reduction in expenses primarily due to the continued wind down of businesses in this operating segment. Additionally, losses related to foreclosed real estate declined $7.0 million from $11.6 million in third quarter 2009 as the rate of decline in property values stabilized in certain markets.
INCOME STATEMENT
Total consolidated revenue decreased 12 percent to $434.4 million from $493.0 million in third quarter 2009 as nearly all revenue categories contributed to the decline.
NET INTEREST INCOME
Net interest income declined to $186.1 million in third quarter 2010 from $190.9 million in 2009 as average earning assets declined 5 percent to $23.0 billion and average interest-bearing liabilities declined 6 percent to $17.1 billion in third quarter 2010. The decline in net interest income is primarily attributable to a decrease in the size of the loan portfolio and lower returns on the investment securities portfolio. This decline in net interest income from third quarter 2009 was partially mitigated by improved pricing on commercial loans and certain deposit products.
The consolidated net interest margin improved to 3.23 percent for third quarter 2010 compared to 3.14 percent for 2009. The widening in the margin occurred as the net interest spread increased to 3.01 percent from 2.89 percent in third quarter 2009 and the impact of free funding decreased from 25 basis points to 22 basis points. The increase in the margin is primarily attributable to an overall decline in lower-rate earning assets, improved deposit pricing, and lower wholesale funding costs. These favorable impacts were offset by a significant increase in excess deposits at the Federal Reserve Bank.

Table 1 — Net Interest Margin

	Three Months Ended
	September 30
	2010	2009

Consolidated yields and rates:
Loans, net of unearned income	4.14%	3.86%
Loans held for sale	3.95	4.95
Investment securities	4.21	4.90
Capital markets securities inventory	4.03	3.72
Mortgage banking trading securities	9.90	12.46
Other earning assets	0.20	0.14

Yields on earning assets	3.87	3.89

Interest-bearing core deposits	0.74	1.03
Certificates of deposit $100,000 and more	2.14	1.66
Federal funds purchased and securities sold under agreements to repurchase	0.24	0.21
Capital markets trading liabilities	3.15	3.89
Short-term borrowings and commercial paper	0.61	0.29
Long-term debt	1.16	1.22

Rates paid on interest-bearing liabilities	0.86	1.00

Net interest spread	3.01	2.89
Effect of interest-free sources	0.22	0.25

FHN — NIM	3.23%	3.14%

NONINTEREST INCOME
Noninterest income was 57 percent of total revenue in third quarter 2010 compared to 61 percent in 2009 as total noninterest income decreased by $53.9 million to $248.2 million in third quarter 2010. In third quarter 2010, FHN recognized $2.9 million of net equity securities losses due to valuation adjustments of venture capital investments.
Capital Markets Noninterest Income
The major component of revenue in the capital markets segment is generated from the purchase and sale of securities as both principal and agent, and from other fee sources including loan sales, portfolio advisory, and derivative sales. Securities inventory positions are generally procured for distribution to customers by the sales staff. A portion of the inventory is hedged to protect against movements in fair value due to changes in interest rates. Capital markets noninterest income decreased to $114.0 million in third quarter 2010 from $129.0 million in 2009. Although revenue was still solid and favorable market conditions persisted, revenues from fixed income sales decreased $13.6 million to $106.9 million in 2010.
Table 2 — Capital Markets Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30		Percent		September 30		Percent
(Dollars in thousands)	2010	2009	Change (%)		2010	2009	Change (%)

Noninterest income:
Fixed income	$106,908	$120,528	11.3	-	$304,027	$487,619	37.7	-
Other product revenue	7,106	8,515	16.5	-	25,434	26,508	4.1	-

Total capital markets noninterest income	$114,014	$129,043	11.6	-	$329,461	$514,127	35.9	-

Mortgage Banking Noninterest Income
Mortgage banking income consisted primarily of fees from mortgage servicing, changes in the fair value of servicing assets net of hedge gains or losses, fair value adjustments to the remaining warehouse, and origination income through the regional banking footprint. Mortgage banking income decreased to $53.1 million in third quarter 2010 from $59.2 million in 2009.
Servicing income, which comprises the majority of mortgage banking income, decreased by $4.0 million in third quarter 2010 with servicing fees declining by $8.3 million. Net hedging results, which include the change in fair value of mortgage servicing rights (“MSR”) and related hedges, were $31.8 million in 2010 compared with $30.8 million in third quarter 2009. The positive net hedging results in both periods were primarily due to the low interest rate environment causing wider spreads between mortgage and swap rates. Servicing fees declined $8.3 million consistent with the continued decline of the size of the servicing portfolio. The change in the fair value of MSR attributable to runoff was $8.7 million compared to $12.0 million. Origination income declined slightly in third quarter 2010 primarily due to fair value adjustments of the remaining mortgage warehouse.
All Other Noninterest Income and Commissions
Deposit transactions and cash management income declined $6.8 million to $34.9 million primarily due to the negative impact on non-sufficient fund (“NSF”) fee income of Regulation E, which became effective during third quarter 2010. Insurance commission income was down $1.8 million primarily due to income attributable to the Atlanta insurance business in 2009, which was sold in fourth quarter 2009. Table 3 — Other Income provides additional detail of the Other income line item on the Consolidated Condensed Statements of Income. All other income and commissions decreased $20.1 million in third quarter 2010 from $51.5 million in 2009. The decline in other noninterest income was primarily due to $12.8 million of gains recognized on the repurchase of bank debt in third quarter 2009. Deferred compensation income, which is driven by market conditions, declined $3.9 million. Deferred compensation income is mirrored by changes in deferred compensation expense, which is reflected as a component of personnel expense. Additionally, remittance processing income declined $2.5 million to $.5 million because FHN sold the Louisville remittance processing in fourth quarter 2009.
Table 3 — Other Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Other income:
Bank owned life insurance	$5,913	$6,066	$18,166	$14,492
Bankcard income	4,965	5,173	14,784	15,145
ATM interchange fees	3,532	2,704	10,421	7,638
Other service charges	2,832	2,645	7,597	9,196
Electronic banking fees	1,870	1,465	5,483	4,592
Letter of credit fees	1,544	1,476	4,985	4,204
Deferred compensation	1,118	5,006	1,385	7,220
Remittance processing	512	2,968	1,708	9,485
Reinsurance fees	344	1,760	1,794	7,344
Gain on repurchases of debt	—	12,800	17,060	12,860
Other	8,735	9,451	20,688	27,968

Total	$31,365	$51,514	$104,071	$120,144

NONINTEREST EXPENSE
Total noninterest expense was relatively flat at $347.6 million in third quarter 2010 compared with $348.2 million in third quarter 2009.
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased to $174.9 million from $178.7 million in third quarter 2009. This decline was primarily attributable to the continued wind-down of non-strategic businesses. Expenses related to foreclosed properties declined by $16.0 million to $5.2 million as property values stabilized in certain markets, lessening the amount of negative fair value adjustments when compared with prior year. Various expense categories (including occupancy, communication and courier, equipment rental, maintenance, and depreciation) declined primarily due to the continued wind-down of non-strategic businesses. These declines in expense were diminished by a $24.6 million increase in the repurchase and foreclosure provision to $48.7 million in third quarter 2010. The increase is primarily driven by increased repurchase requests and PMI cancellation notices related to the legacy mortgage banking business. Charges to increase the repurchase reserve for prior junior lien consumer mortgage loan sales were minimal, in both periods. Table 4 - Other Expense provides additional detail of the Other expense line item on the Consolidated Condensed Statements of Income. All other expenses increased to $34.2 million from $30.4 million in third quarter 2009. The increase is primarily due to FHN’s reversal of $7.0 million of the contingent liability for certain Visa legal matters in 2009, which reduced 2009 other noninterest expense.
Table 4 — Other Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Other expense:
Advertising and public relations	$6,587	$5,465	$17,464	$16,507
Low income housing expense	5,513	5,833	16,343	16,467
Other insurance and taxes	3,012	2,924	9,941	9,062
Travel and entertainment	2,560	2,139	7,695	7,164
Customer relations	1,545	1,610	5,350	5,858
Employee training and dues	1,166	1,282	3,660	4,244
Supplies	1,149	1,570	3,417	3,352
Bank examination costs	1,147	1,194	3,431	3,690
Loan insurance expense	903	1,988	(1,289)	5,957
Federal services fees	520	1,307	2,139	4,034
Other	10,057	5,104	17,685	55,810

Total	$34,159	$30,416	$85,836	$132,145

INCOME TAXES
During the third quarter of 2010, there were several items which positively affected the effective tax rate. Tax credits reduced taxes by $5.9 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced taxes by $2.3 million.
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
In third quarter 2010, FHN’s net DTA was $294 million. FHN evaluates the likelihood of realization of the net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at September 30, 2010, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized $294 million net DTA is more likely than not.

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
Upon adoption of the amendments to ASC 810, FHN re-evaluated all former QSPEs and entities already subject to ASC 810 under the revised consolidation methodology. Based on such re-evaluation, consumer loans with an aggregate unpaid principal balance (“UPB”) of approximately $245.2 million were prospectively consolidated as of January 1, 2010, along with secured borrowings of $236.3 million, as the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN being considered the related trusts’ primary beneficiary under the qualitative analysis required by ASC 810, as amended. MSR and trading assets held in relation to the newly consolidated trusts were removed from the mortgage servicing rights and trading securities sections of the Consolidated Condensed Statements of Condition, respectively, upon adoption of the amendments to ASC 810. As the assets of FHN’s consolidated residential mortgage securitization trusts are pledged to settle the obligations due to the holders of the trusts’ securities and since the security holders have no recourse to FHN, the asset and liability balances have been parenthetically disclosed on the face of the Consolidated Condensed Statements of Condition as restricted in accordance with the presentation requirements of ASC 810, as amended. Since FHN determined that calculation of carrying values was not practicable, the UPB measurement methodology was used upon adoption, with the allowance for loan losses (“ALLL”) related to the newly consolidated loans determined using FHN’s standard practices.
FHN recognized a reduction to the opening balance of undivided profits of approximately $10.6 million for the cumulative effect of adopting the amendments to ASC 810, including the effect of the recognition of an adjustment to the ALLL of approximately $24.6 million ($15.6 million net of tax) in relation to the newly consolidated loans. Further, upon adoption of the amendments to ASC 810, the deconsolidation of certain small issuer trust preferred trusts for which FTBNA holds the majority of the mandatorily redeemable preferred capital securities (“trust preferreds”) issued but is not considered the primary beneficiary under the qualitative analysis required by ASC 810, as amended, resulted in reduction of loans net of unearned income and term borrowings on the Consolidated Condensed Statements of Condition by $30.5 million.
See Note 1 — Financial Information for a complete discussion of all accounting updates adopted during 2010.
STATEMENT OF CONDITION REVIEW
Total period-end assets were $25.4 billion in third quarter 2010, compared to $26.5 billion in third quarter 2009. Average assets decreased to $25.8 billion in third quarter 2010 from $26.8 billion in third quarter 2009.
EARNING ASSETS
Earning assets consist of loans, loans held for sale, investment securities, trading securities, and other earning assets. Earning assets averaged $23.0 billion and $24.2 billion for third quarter 2010 and 2009, respectively. A more detailed discussion of the major line items follows.
Loans
Average loans declined 11 percent from third quarter 2009 as a result of the continued wind-down of the non-strategic portfolios combined with weak loan demand. In first quarter 2010, FHN prospectively adopted amendments to ASC 810 which resulted in the consolidation of $245.2 million of loans, primarily home equity lines of credit (“ HELOC”), that were securitized in which FHN retained a significant interest subsequent to the securitization. These loans, along with HELOC that were already recognized on FHN’s balance sheet which collateralize borrowings of securitization trusts, are reflected as Restricted Real Estate Loans below. Additionally, these loans are presented parenthetically on the Consolidated Condensed Statements of Condition.
Table 5 — Average Loans

	Three Months Ended September 30
		Percent	Percent			Percent
(Dollars in millions)	2010	of Total	Change		2009	of Total

Commercial:
Commercial, financial, and industrial	$7,012.1	42%	1.5	-	$7,116.0	37%
Real estate commercial (a)	1,392.2	8	9.4	-	1,536.0	8
Real estate construction (b)	545.3	3	56.2	-	1,245.6	7

Total commercial	8,949.6	53	9.6	-	9,897.6	52

Retail:
Real estate residential (c)	6,859.1	40	10.6	-	7,674.4	40
Real estate construction (d)	41.2	*	91.1	-	460.7	2
Other retail	108.6	1	14.8	-	127.5	1
Credit card receivables	189.2	1	1.3	+	186.8	1
Restricted real estate loans (e)	818.1	5	21.0	+	676.3	4

Total retail	8,016.2	47	12.2	-	9,125.7	48

Total loans, net of unearned	$16,965.8	100%	10.8	-	$19,023.3	100%

*	Amount less than one percent.

(a)	Includes nonconstruction income property loans and land loans not involving development.

(b)	Includes homebuilder, condominium, income property construction, and land development loans.

(c)	Includes primarily home equity loans and lines of credit (average HELOC in third quarter 2010 and 2009 were $3.5 billion and $3.7 billion, respectively).

(d)	One-time close product.

(e)	Prior to 2010, includes on balance sheet securitizations of home equity lines. Beginning first quarter 2010, also includes loans consolidated due to the adoption of amendments to ASC 810.
Total commercial loans declined $.9 billion to $8.9 billion in third quarter 2010 with a majority of this decline attributable to a $.7 billion decrease in commercial real estate construction loans. This decline is attributable to the strategic reduction of the national component of this portfolio as well as the decrease of active commercial construction lending within the regional banking segment. Total retail loans declined 12 percent, or $1.1 billion, to $8.0 billion in third quarter 2010. The Real Estate Residential Portfolio (home equity loans and permanent mortgages) declined $.8 billion while $.4 billion of the decline is attributable to the Residential Construction Portfolio (“OTC”). The non-strategic component of the home equity lines and loans continue to gradually wind down and the OTC portfolio has been significantly reduced since third quarter 2009. See the Loan Portfolio Composition discussion within the Asset Quality section for further description of these loan portfolios.
Loans Held for Sale
Loans held for sale consists of the mortgage warehouse (the majority of this line item), student, small business, and home equity loans. The average balance of Loans held for sale increased $10.7 million since third quarter 2009 and averaged $.5 billion in both periods. The increase is primarily attributable to a rise in student loans held for sale between the third quarter 2009 and 2010. Despite the increase in the average amount of loans held for sale, period-end balances declined $88.4 million as FHN executed a sale of approximately $120 million of student loans late in third quarter 2010.
Other Earning Assets
All other earning assets, including investment securities, capital markets and mortgage trading securities, interest-bearing cash, and federal funds sold increased a combined $.9 billion since third quarter 2009. Interest-bearing cash increased $.7 billion from 2009 to $1.1 billion as FHN held excess cash balances with the Federal Reserve Bank (“Fed”) during third quarter 2010. On September 30, 2010, period-end Fed deposits were $.3 billion. The average increase from last year is due to a rise in customer deposits in excess of current funding needs primarily because of continued weak loan demand. Average trading securities increased $.4 billion from third quarter 2009 primarily due to an increase in capital markets trading inventory. More than half of the increase is attributable to approximately $.6 billion of trading loans that were sold during third quarter 2010 with the remainder of the increase due to customer demand and market conditions. Mortgage trading securities continued to decline as FHN reduced retained interests from prior securitizations primarily through sales and natural runoff. The investment securities portfolio declined $.2 billion primarily due to natural run-off of mortgage-backed securities.
Funds
Total deposits increased $.7 billion to $15.4 billion as average core deposits increased $1.5 billion driven by efforts to increase customer deposits within the wealth management group during 2009 and 2010, growth in middle Tennessee (Metropolitan Nashville) deposits, and an increase in insured network deposits. The increase in core deposits permitted FHN to reduce higher-cost purchased certificates of deposit by $.8 billion since third quarter 2009. The contracting balance sheet and growth in core deposits also limited funding needs from other sources as Other borrowed funds declined by $1.6 billion from $1.8 billion in 2009. A majority of this decrease is because FHN utilized the Federal Reserve Term Auction Facility (“TAF”) during 2009 and balances were fully repaid in first quarter 2010. In third quarter 2009, average TAF borrowings were $1.6 billion. Funding from long-term debt decreased $.2 billion and averaged $2.9 billion during third quarter 2010. The decline in term borrowings was due to a decrease in funding from long-term bank notes since third quarter 2009.
FINANCIAL SUMMARY (Comparison of first nine months of 2010 to first nine months of 2009)
FHN reported a net loss available to common shareholders of $9.1 million or $.04 loss per diluted share for the nine months ended September 30, 2010. The net loss available to common shareholders was $258.8 million or $1.12 loss per diluted share in 2009. For the nine months ended September 30, 2010, return on average common equity was negative .55 percent and return on average assets was negative .23 percent. Return on average common equity and return on average assets were negative 14.46 percent and .96 percent, respectively, for the nine months ended September 30, 2009.
For the first nine months of 2010, total revenues were $1.3 billion; a decrease of 19 percent from $1.6 billion for the nine months ended 2009. Net interest income declined $38.0 million to $548.6 million as average earning assets declined $3.0 billion, or 11 percent, from 2009. Provision expense for loan losses decreased by $520.0 million for the nine months ended September 30, 2010, from $745.0 million in 2009 reflecting success of winding down the national construction portfolios, and stabilization of commercial and consumer portfolios.
Noninterest income for the first nine months of 2010 decreased to $744.7 million from $1.0 billion in 2009 primarily due to a decline in capital markets income. Capital markets noninterest income decreased by 36 percent to $329.5 million for the first nine months of 2010 from $514.1 million a year ago. This decrease in capital markets noninterest income reflects normalizing market conditions which were very favorable in 2009.
Mortgage banking income was $151.3 million for the nine months ended September 30, 2010, compared to $190.4 million for nine months ended September 30, 2009. Servicing income, which accounts for the majority of mortgage banking income, decreased to $137.0 million in the first nine months of 2010 from $165.2 million. While the size of the servicing portfolio declined 33 percent, the decline in servicing income is primarily attributable to a decrease in positive net hedging gains. Positive net hedging gains during the first nine months of 2010 were $86.8 million compared to $121.7 million during 2009 as the interest rate environment contributed to favorable hedge results in both periods. However, in 2009, wider spreads between mortgage and swap rates contributed to the notably larger positive net hedge results. Servicing fees were $75.0 million during 2010 compared to $92.6 million consistent with the decline in the size of the mortgage servicing portfolio. The decrease in the fair value of MSR attributable to runoff declined to $24.8 million in 2010 from $49.0 million in 2009. Origination income decreased to $13.0 million for the nine months ended September 30, 2010, from $23.4 million. In the first nine months of 2010, income from origination activity within the regional banking footprint was $11.1 million compared to $20.1 million as the first half of 2009 was higher due to elevated refinance volumes. The decrease in refinance volumes from 2009 is linked to the decline in the size of the servicing portfolio which has reduced the pool of eligible borrowers likely to refinance with FHN. Unhedged fair value adjustments of the remaining mortgage warehouse were positive $1.6 million in 2010 compared to net negative fair value adjustments of $3.7 million in 2009.

Deposit transactions and cash management fee income was $109.7 million in 2010 compared with $122.6 million in 2009. This decline is primarily due to a change in the consumer NSF fee structure and the negative impact of Regulation E, which became effective in third quarter 2010. In January 2010, FHN voluntarily implemented changes to the NSF fee structure which limited the number of daily overdraft charges and also waives overdraft charges if a deposit account is only minimally overdrawn. Insurance commissions were $13.9 million in 2010 compared to $19.4 million in 2009 as 2009 included revenues from the Atlanta insurance business, which was sold in fourth quarter 2009. Net securities losses were $4.8 million in 2010 compared to $.3 million in 2009 which were primarily driven by negative fair value adjustments to venture capital investments during 2010.
Other noninterest income and commissions was $104.1 million in 2010 compared with $120.1 million in 2009. The net decrease in other noninterest income and commissions is attributable to several factors. Remittance processing income declined $7.8 million as the Louisville operation was sold in fourth quarter 2009. Reinsurance premium income declined $5.6 million from 2009 as FHN has settled with a majority of the private mortgage insurance providers resulting in insurance premium income being fully allocated to the primary insurer. Deferred compensation income decreased $5.8 million which is mirrored by and a decrease in personnel expense. In 2010, FHN recognized $17.1 million gain on the repurchase of bank debt compared with $12.9 million in 2009 and income from bank-owned life insurance increased $3.7 million due to death benefits received during 2010.
Total noninterest expense decreased $149.2 million for the nine months ended September 30, 2010, from $1.2 billion in 2009, primarily due to a decline in personnel costs, expenses related to foreclosed real estate, and other noninterest expenses. In the first nine months of 2010, personnel expense was $520.0 million compared to $614.3 million in the first nine months of 2009. The decrease was primarily the result of the decline in capital markets’ fixed income sales revenue in 2010. Foreclosure expenses were down $32.3 million primarily due to a lesser amount of negative fair value adjustments recognized in 2010. The 2009 FDIC special assessment contributed to a decline in noninterest expense as FDIC premium costs decreased to $27.8 million in 2010 from $37.8 million in 2009. Various other expense categories declined as a result of continued wind-down of national businesses and exit of non-strategic businesses. The repurchase and foreclosure provision increased $57.2 million in 2010 from $88.4 million in 2009 primarily due to a rise in repurchase requests from GSEs and mortgage insurance cancellation notices related to loans originated and sold by FHN’s legacy mortgage banking business. In 2009, FHN accrued $22.0 million to increase the repurchase reserve related to junior lien consumer mortgage loan sales; in 2010, these charges were immaterial.
Other noninterest expense decreased $46.3 million to $85.8 million during 2010. See Table 4 — Other Expense for additional detail regarding other noninterest expenses. High loan-to-value (“HLTV”) insurance expense decreased $7.2 million from 2009. A portion of the decline in HLTV insurance expense is attributable to a settlement reached by FHN in first quarter 2010 which resulted in the cancellation of an HLTV insurance contract and return of $3.8 million of premiums. The remainder of the decline, $38.1 million, is attributable to all other expenses. This decline is primarily the result of $23.4 million in expenses recognized in 2009 to increase the private mortgage reinsurance reserve and in 2010, these charges were minimal. The provision for off-balance sheet commitments declined $9.3 million consistent with overall improvement in asset quality and operations costs associated with the regional bank mortgage origination business declined by $6.6 million compared to 2009 primarily due to decline in refinance volumes Additionally In 2010, FHN reversed $5.0 million of the contingent liability related to visa litigation matters compared with $7.0 million last year.
Income taxes for the nine months ended September 30, 2010 were primarily affected by the level of permanent tax credits in relation to pre-tax income. The tax rate for 2009 cannot be compared to that of 2010 due to the level of pre-tax income.

DISCONTINUED OPERATIONS
As a result of the first quarter 2010 closure of the institutional equity research business, the results of operations, net of tax, for FTN ECM are classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented within the non-strategic segment. During 2010, loss from discontinued operations was $6.9 million and includes a pre-tax goodwill impairment of $3.3 million, severance and contract terminations costs, and asset write-offs.
BUSINESS LINE REVIEW
Regional Banking
The regional banking segment had pre-tax income of $73.4 million through third quarter 2010 compared to a pre-tax loss of $113.2 million in 2009. The improvement in pre-tax income results through third quarter 2010 compared to 2009 is primarily due to a $169.3 million decline in the provision for loan losses. Total revenues through third quarter 2010 were $646.3 million, a decrease of 3 percent from $667.9 million in 2009. Net interest income decreased to $413.6 million in the first nine months of 2010 from $418.0 million in 2009. The decrease in net interest income was primarily attributable to a decline in loan demand and the effects of the historically low interest rate environment which was partially offset by improved commercial loan pricing. Noninterest income decreased $17.2 million to $232.7 million during the first nine months of 2010. Total service charges on deposits declined $12.2 million resulting from overdraft policy changes made in early 2010 and also the negative impact of Regulation E, which became effective in third quarter 2010. Mortgage banking origination income declined by $9.3 million to $11.2 million in the first nine months of 2010 as mortgage refinance volume was elevated in early 2009. The decrease in refinance volumes from 2009 is linked to the decline in the size of the servicing portfolio.
Provision expense for loan losses decreased $169.3 million in 2010 from $259.6 million in 2009. The decrease in provision was primarily driven by the more recent stabilization experienced in the C&I portfolio. Total noninterest expense decreased to $482.6 million in 2010 compared to $521.4 million in 2009. The decrease is primarily attributable to an $11.9 million decline in losses associated with foreclosed assets in the first nine months of 2010 compared to 2009. The decline in expenses related to foreclosed real estate is primarily related to stabilization in collateral values which have resulted in lower negative fair value adjustments. Provision for unfunded commitments decreased $10.2 million reflecting improved overall credit quality and variable operational costs associated with mortgage origination through the regional bank declined $6.6 million consistent with a reduction in refinance volume from last year.
Capital Markets
Pre-tax income in the capital markets segment decreased to $103.7 million for the nine months ended September 30, 2010, from $215.3 million through third quarter 2009 due to a decline in fixed income sales revenue. Total revenues for the first nine months of 2010 decreased to $345.3 million from $526.5 million in 2009. While still strong compared to historical levels, fixed income sales revenue decreased to $304.0 million in the first nine months of 2010 from $487.6 million in 2009 reflecting normalizing market conditions which were very favorable in 2009. Other product revenue decreased slightly to $25.6 million from $27.3 million in 2009. Noninterest expense was $241.7 million, a decrease of $69.5 million from $311.2 million in 2009. The decrease is primarily driven by lower fixed income sales revenues resulting in lower variable compensation costs in the first nine months of 2010 compared to 2009.
Corporate
The pre-tax loss for the corporate segment was $8.8 million during 2010 compared with $4.9 million in 2009. Total revenues for the nine months ended September 30, 2010, were $42.7 million compared to $56.5 million in 2009. Net interest income declined $13.5 million to $5.2 million in 2010. The decrease in net interest income is primarily a result of lower yielding, smaller investment portfolio and also a changing balance sheet mix.
Noninterest income was relatively flat at $37.4 million through third quarter 2010. An increase in bank-owned life insurance income, which is attributable to death benefits received during 2010, and an increase in gains on the repurchase of bank debt offset a decline in deferred compensation income. Noninterest expense decreased to $51.4 million in the first nine months of 2010 from $61.3 million in the first half of 2009. This decrease is the result of decreased deferred compensation expense as well as a reduction in legal fees. The first nine months of 2010 included a $5.0 million reversal of a portion of the contingent liability previously established for certain Visa legal matters compared with a $7.0 million reversal during 2009.
Non-strategic
The pre-tax loss for the nine months ended September 30, 2010, for the non-strategic segment was $132.2 million compared to $428.6 million during 2009. The pre-tax loss decreased as the provision for loan losses decreased to $134.7 million in 2010 from $485.4 million in 2009 reflecting the wind-down of the higher-risk national construction portfolios. Total revenues for the nine months ended September 30, 2010, were $259.1 million compared to $344.4 million in 2009 with net interest income declining to $114.1 million in 2010 from $138.3 million in 2009. The decline in net interest income is primarily due to an increase in nonaccrual loans and the wind-down of the national loan portfolios.
Noninterest income decreased to $145.0 million in 2010 compared to $206.1 million in 2009 primarily because of a $29.9 million decline in mortgage banking income. The decline in mortgage banking income is primarily due to a decline in servicing income, as positive net hedging results were less favorable in 2010. Additionally, servicing fees declined $17.6 million consistent with the decline in the reduction in size of the mortgage servicing portfolio. The decline in base servicing fees and net hedging results was mitigated as the value of MSR was more adversely affected by runoff in 2009 than compared with 2010. A $12.5 million decline in fee income is attributable to revenues from the Atlanta insurance business and Louisville remittance processing which were both exited in fourth quarter 2009. Premiums from private mortgage insurance declined since 2009 in connection with settlements made with primary insurers.
Noninterest expense decreased to $256.6 million in 2010 compared to $287.5 million in 2009. Noninterest expense declined despite a $57.2 million increase in repurchase-related expenses compared with 2009. Repurchase requests and increased MI cancellation notices in 2010 resulted in a $78.5 million increase in repurchase losses to the legacy mortgage banking business. Repurchase charges to increase the repurchase reserve for prior junior lien consumer mortgage loan sales were $21.3 million in 2009, but were immaterial during 2010. Foreclosure costs were down $21.8 million primarily due to a decline in negative fair value adjustments from last year as collateral values in certain markets have stabilized. During 2009, FHN recognized $23.4 million to increase the reserve related to reinsurance contracts while these charges were minimal in 2010. Declines in personnel expenses, contract labor costs, and various other expenses are attributable to the continued wind-down of businesses within the segment.
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
Net costs recognized by FHN during the nine months ended September 30, 2010, related to restructuring, repositioning, and efficiency activities were $11.8 million. Of this amount, $7.1 million represented exit costs that were accounted for in accordance with the FASB Accounting Standards Codification Topic for Exit or Disposal Activities Cost Obligations (“ASC 420”). Significant expenses recognized during 2010 resulted from the following actions:
▪	Severance and related employee costs of $3.3 million primarily related to the institutional equity research business and the 2009 sale of Louisville remittance processing operations.

▪	Goodwill impairment of $3.3 million and lease abandonment expense of $2.4 million primarily related to the closure of the institutional equity research business.

▪	Loss of $1.0 million related to asset impairments.
Net costs recognized by FHN during the nine months ended September 30, 2009, related to restructuring, repositioning, and efficiency activities were $20.7 million. Of this amount, $4.6 million represented exit costs that were accounted for in accordance with the FASB Accounting Standards Codification Topic for Exit or Disposal Activities Cost Obligations (“ASC 420”). Significant expenses recognized during 2009 resulted from the following actions:
▪	Severance and related employee costs of $4.2 million related to discontinuation of national lending operations.

▪	Transaction costs of $1.1 million from the contracted sale of mortgage servicing rights.

▪	Loss of $1.0 million related to asset impairments from branch closures.

▪	Goodwill impairment of $14.0 million related to agreement to sell FTN ECM.
Gains or losses from divestitures are included in gains/(losses) on divestitures in the noninterest income section of the Consolidated Condensed Statements of Income. Transaction costs related to transfers of mortgage servicing rights are recorded as a reduction of mortgage banking income in the noninterest income section of the Consolidated Condensed Statements of Income. Except for amounts reflected in discontinued operations, net of tax, all other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs which are recorded in employee compensation, incentives, and benefits; facilities consolidation costs and related asset impairment costs which are included in occupancy; and costs associated with the impairment of premises and equipment which are included in equipment rentals, depreciation, and maintenance. Other costs associated with such initiatives including intangible asset impairment costs are included in all other expense and goodwill impairment.
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
Charges related to restructuring, repositioning, and efficiency initiatives for the three and nine month periods ended September 30, 2010 and 2009, are presented in the following table based on the income statement line item affected. See Note 17 — Restructuring, Repositioning, and Efficiency Charges and Note 2 — Acquisitions and Divestitures for additional information.

Table 6 — Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Noninterest income:
Mortgage banking	$—	$—	$(1,532)	$(1,142)
All other income and commissions	—	—	(27)	—

Total noninterest income	—	—	(1,559)	(1,142)

Noninterest expense:
Employee compensation, incentives, and benefits	778	742	830	4,125
Occupancy	39	798	948	232
Legal and professional fees	—	(2)	119	74
All other expense	326	7	(899)	1,010

Total noninterest expense	1,143	1,545	998	5,441

Income/(loss) before income taxes	(1,143)	(1,545)	(2,557)	(6,583)
Loss from discontinued operations	—	(14,154)	(9,285)	(14,139)

Net charges from restructuring, repositioning, and efficiency initiatives	$(1,143)	$(15,699)	$(11,842)	$(20,722)

Certain previously reported amounts have been reclassified to agree with current presentation.
Activity in the restructuring and repositioning liability for the three and nine month periods ended September 30, 2010 and 2009 is presented in the following table:
Table 7 — Restructuring, Repositioning, and Efficiency Reserve

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Beginning Balance	$11,837	$18,383	$15,903	$24,167
Severance and other employee related costs	778	867	3,318	4,243
Facility consolidation costs	39	711	2,350	711
Other exit costs, professional fees, and other	1	94	1,462	(374)

Total Accrued	12,655	20,055	23,033	28,747
Payments related to:
Severance and other employee related costs	403	2,436	6,106	8,280
Facility consolidation costs	1,819	952	3,215	3,164
Other exit costs, professional fees, and other	11	94	1,388	208
Accrual Reversals	—	25	1,902	547

Restructuring and Repositioning Reserve Balance	$10,422	$16,548	$10,422	$16,548

ASSET QUALITY
Loan Portfolio Composition
FHN groups its loans into seven different portfolios based on internal classifications. Asset quality data is measured and reviewed for each of these portfolios and the ALLL is also assessed at this individual portfolio level. Commercial loans are composed of the Commercial, Financial, and Industrial (“C&I”), the Income-Producing Commercial Real Estate (“Income CRE”), and the Residential Commercial Real Estate (“Residential CRE”) portfolios. Retail loans are composed of Consumer Real Estate; Permanent Mortgage; One-time Close (“OTC”), Credit Card, and Other; and Restricted Real Estate Loans. Key asset quality metrics for each of these portfolios can be found in Table 12 - Asset Quality by Portfolio.
Starting in 2007, FHN’s underwriting and credit policies and guidelines evolved through a series of enhancements through which FHN has responded to dramatic changes in economic and real estate conditions in the U.S. As economic and real estate conditions develop, further enhancements to our underwriting and credit policies and guidelines may be necessary or desirable.

The following is a description of each portfolio:
Commercial Loan Portfolios
FHN’s commercial and real estate loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to the business line (Market Managers, Departmental Managers, Regional Presidents, Relationship Managers (RM) and Portfolio Managers (PM)) and to credit administration. While individual limits vary, the predominant amount of approval authority is vested with the Credit Risk Manager function. Portfolio concentration limits for the various portfolios are established by executive management and approved by the Executive and Risk Committee of the Board.
C&I
The C&I portfolio was $7.3 billion on September 30, 2010. This portfolio is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.
C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment, and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios (“LTVs”) which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Approval decisions also consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon the determined credit risk specific to the individual borrower. These loans are typically based upon variable rates tied to the London Inter-Bank Offered Rate (“LIBOR”) or the prime rate of interest plus or minus the appropriate margin.
C&I loan policies and guidelines are approved by several management risk committees that consist of business line managers and credit administration professionals to ensure that the resulting guidance addresses the attendant risks and establishes reasonable underwriting criteria that appropriately mitigate risk. Policies and guidelines are reviewed, revised, and re-issued periodically at established review dates or earlier if changes in the economic environment, portfolio performance, the size of portfolio or industry concentrations, or regulatory guidance warrant an earlier review. During the past three years, policies and guidelines have been enhanced with more specific guidance particularly for industries and portfolios that have concentrations or elevated credit risk. Underwriting metrics have been enhanced for mortgage warehouse and asset based lending, small business loans, leveraged finance, and loans to financial institutions, to include more front-end due diligence, a reduction in our tolerance for leverage, modification of advance rates based on collateral type, and financial performance.
In fourth quarter 2009, FHN enhanced the lending process by implementing a concept that incorporates a RM and PM for each commercial loan. The PM is responsible for assessing the credit quality of the borrower beginning with the initial underwriting and continuing through the servicing period while the RM is primarily responsible for communications with the customer and maintaining the relationship. The RM/PM concept was then expanded to include other specialists who were organized into units called Deal Teams. Deal Teams are constructed with specific job attributes that should improve FHN’s ability to identify, mitigate, document, and manage ongoing risk. Portfolio managers and credit analysts provide enhanced analytical support during loan origination and servicing, including monitoring of the financial condition of the borrower and tracking compliance with loan agreements. Loan closing officers and the construction loan management unit specialize in loan documentation and the management of the construction lending process. In addition to these changes, early identification of problem loan assets has been strengthened by training on problem loan identification, more comprehensive policies and guidelines, targeted portfolio reviews, a greater emphasis on more frequent grading, as well as enhancements to the problem loan management process.
Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2010, no significant concentration existed in the C&I portfolio in excess of 10 percent of total loans; however FHN has sizable portfolios in categories of manufacturing, finance and insurance, wholesale trade, mortgage warehouse lending, and construction. The finance and insurance subsection of this portfolio, including bank-related and trust preferred loans (“TRUPs”) (i.e., loans to bank and insurance-related businesses), has experienced stress due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers. On September 30, 2010, approximately 9 percent of the C&I portfolio, or 4 percent of total loans, was composed of bank-related and TRUPs. Origination of trust preferred loans was suspended in second quarter 2008 and underwriting of loans to financial institutions has been enhanced. Changes incorporated into the underwriting analysis include increased levels of onsite due diligence review of the customer’s policies and strategies, assessment of management, assessment of the relevant markets, a comprehensive assessment of the loan portfolio, and a review of ALLL. Additionally, the underwriting analysis includes a focus on the customer’s capital ratios, profitability, loan loss coverage ratios, and regulatory status.
Income CRE
The Income CRE portfolio was $1.5 billion on September 30, 2010. This portfolio contains loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Major subcategories of Income CRE include retail (23 percent), apartments (20 percent), office (14 percent), industrial (12 percent), land/land development (11 percent), hospitality (9 percent), and other (11 percent).
Income CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed annually and changed as necessary based on market conditions. Income CRE loan policies and guidelines are approved by management risk committees that consist of business line managers and credit administration professionals to ensure that the resulting guidance addresses the attendant risks and establishes reasonable underwriting criteria that appropriately mitigate risk. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios (“DSCRs”), and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value (value is defined as the lower of cost or market) limits are set below regulatory prescribed ceilings and generally range between 50 and 80 percent depending on underlying product set. Term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quantity, quality, and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to a credit tenant or a roster of tenants. Typically, a borrower must have at least 10 percent of cost invested in a project before FHN will fund loan dollars. All income properties are required to achieve a DSCR greater than or equal to 120 percent at inception or stabilization of the project based on loan amortization and a minimum underwriting (interest) rate refreshed quarterly. Some product types require a higher DSCR ranging from 125 percent to 150 percent of the debt service requirement. Variability depends on credit versus non-credit tenancy, lease structure, property type, and quality. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties. A global cash flow analysis is performed at the borrower and guarantor level. The majority of the portfolio is on a floating rate basis tied to appropriate spreads over LIBOR.
The credit administration and ongoing monitoring consists of multiple internal control processes. Construction loans are closed and administered by a centralized control unit. Internal Audit tests for adherence to loan documentation requirements. Credit grades are assigned utilizing internally developed scorecards to help quantify the level of risk in the transaction. Underwriters and credit approval personnel stress the borrower’s/project’s financial capacity utilizing numerous economic attributes such as interest rates, vacancy, and discount rates. Key Information is captured from the various portfolios and then stressed at the aggregate level. Results are utilized to assist with the assessment of the adequacy of the allowance for loan losses and to steer portfolio management strategies. As discussed in the C&I portfolio section, Income CRE also employs the RM/PM model and the “Deal Team” concept.
Approximately 89 percent of the Income CRE portfolio was originated through the regional bank. Weakening market conditions will likely continue to affect this portfolio through increased vacancies, slower stabilization rates, decreased rental rates, lack of readily available financing in the industry, and declining property valuations; however, stressed performance could be somewhat mitigated by strong sponsors and cash flows. FHN proactively manages problem projects and maturities to regulatory standards.
Residential CRE
The Residential CRE portfolio was $.3 billion on September 30, 2010. This portfolio includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes. FHN lends to finance vertical construction of these properties as well as the acquisition and development of the related land. Performance of this portfolio has been severely strained due to the stressed housing market.
Residential CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed annually and changed as necessary based on market conditions. Loans are underwritten based on project-type, size, location, sponsorship, and other market-specific data that vary by product type. Generally, minimum requirements for equity injections, speculative exposure, and project sales pace are established based on perceived risk in each subcategory. Loan-to-value limits are set below regulatory prescribed ceilings and generally range between 50 and 75 percent depending on underlying product set. Term is limited to the typical construction or development period for the underlying property-type including appropriate absorption time as set by the appraisal. Maximum outside term limits are set to avoid stale project performance. Equity requirements are established based on the quantity, quality, and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a construction loan on a pre-sold house. Generally, a borrower must have at least 10 percent of cost invested in a project before FHN will fund loan dollars.
In response to the collapse of the housing market and the deterioration in the quality of the Residential CRE portfolio, FHN made several changes to its credit policy including lowering advance rates for land, land development, and construction loans; establishing more restrictive guidelines for interest carry; lowering maximum loan amounts; and increasing minimum release prices. In addition, portfolio strategy was modified to limit lending on speculative construction and land/land development. The construction loan administration process was also enhanced to ensure that all construction loans are administered by a centralized loan administration unit.
Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint has been significantly reduced with new originations limited to tactical advances to facilitate workout strategies. When active lending was occurring, the majority of the portfolio was on a floating rate basis tied to appropriate spreads over LIBOR or the prime rate.
Retail Loan Portfolios
Consumer Real Estate
The Consumer Real Estate portfolio was $5.8 billion on September 30, 2010, and is primarily composed of home equity lines and installment loans. FHN also has home equity lines and installment loans that were consolidated on January 1, 2010 with the adoption of amendments to ASC 810. These loans are discussed in the “Restricted Real Estate Loans” paragraph at the conclusion of the Loan Portfolio Composition section. The Consumer Real Estate portfolio is geographically diverse with strong borrower Fair Isaac Corporation (“FICO”) scores. The largest concentrations of September 30, 2010 balances are in Tennessee (36 percent) and California (14 percent) with no other state representing greater than 5 percent of the portfolio. At origination, the weighted average FICO score of this portfolio was 736; refreshed FICO scores averaged 727 as of September 30, 2010. Deterioration is most acute in areas with significant home price depreciation and is affected by poor economic conditions — primarily unemployment. Approximately two-thirds of this portfolio was originated through national channels.

Underwriting
To obtain a consumer real estate loan, among other loan approval requirements, the loan applicant(s) in most cases must first meet a minimum qualifying FICO score. Applicants must also have the financial capacity (or available income) to service the debt by not exceeding a calculated Debt-to-Income (“DTI”) ratio. The amount of the loan is limited to a percentage of the lesser of the current value or sales price of the collateral.
In response to the downturn in the housing market, FHN completed a number of initiatives for the purpose of reducing risk and exposure to the Consumer Real Estate portfolio. In first quarter 2009, lending authority was redirected from more than 200 lenders in various markets, and for the majority of loans in this portfolio, underwriting decisions are now made through a centralized loan underwriting center. Minimum FICO score requirements are established by management for both loans secured by real estate as well as non-real estate secured loans. Management also establishes maximum loan amounts, loan-to-value ratios, and debt-to-income ratios for each consumer real estate product. Identified guideline and policy exceptions require established mitigating factors that have been approved for use by Credit Risk Management. In conjunction with the sale of the national mortgage banking business, FHN significantly reduced lending in markets outside of our regional banking footprint. Minimum loan qualifications were tightened along with other changes made to underwriting standards and lending authority for HELOCs and installment loans in the Consumer Real Estate portfolio.
Prior to the third quarter 2008, a borrower could qualify with a minimum FICO score of 620. Beginning in third quarter 2008 and continuing into 2009, FHN raised minimum qualifying FICO scores for all consumer real estate products. During this timeframe, the minimum allowable FICO score was increased to the upper 600’s and minimum FICO scores for reduced documentation and stated-income relationship loans (loans whereby FHN already maintained a customer relationship with the borrower) was also increased. Also in second quarter 2009, FHN reduced the maximum CLTV from 100 percent to 89.9 percent for most consumer real estate loans. The potential loan amount and CLTVs (maximum is 89.9 percent) varies with a borrower’s FICO score. Maximum DTI was lowered to 45 percent in second quarter 2009 for almost all real estate loans. Prior to that time, some consumer real estate loan products allowed a 50 percent DTI.
The following table provides origination statistics of the Consumer Real Estate portfolio as of September 30, 2010:
Table 8 — Origination Statistics — Consumer Real Estate Portfolio (a)

				% Originated
	% of Outstanding			Through Broker		% First
Vintage	Balance	CLTV (b)	FICO (b)	Channel (c)	% TN	Liens

pre-2003	5%	76%	718	15%	48%	35%
2003	9%	75%	730	15%	34%	41%
2004	13%	79%	727	27%	23%	27%
2005	20%	80%	731	19%	19%	17%
2006	16%	77%	735	6%	25%	18%
2007	19%	79%	740	15%	27%	19%
2008	9%	75%	749	7%	74%	54%
2009	5%	72%	755	—	88%	60%
2010	4%	77%	754	—	91%	68%

Total	100%	78%	736	14%	36%	29%

(a)	Statistics include $735.8 million of restricted real estate loans.

(b)	Determined based on weighted average.

(c)	Correspondent and Wholesale.
Although FICO score minimum guidelines were in the 600’s throughout this time period, the origination statistics illustrate that much of our Consumer Real Estate portfolio was originated well above the minimum requirements. The average FICO score at origination was 718 in vintages prior to 2003. In vintage years 2004 through 2007, which comprise a majority of the outstanding loan balances, the average FICO scores ranged between 727 and 740. Additionally, the average CLTV ratios of loans originated during these periods was less than the revised allowable maximum of 89.9 percent.

HELOCs can pose risk of default when applicable interest rates change - particularly in a rising interest rate environment potentially stressing borrower capacity to repay the loan at the higher interest rate. While FHN is unable to predict future interest rate movements, interest rates presently are quite low by historical standards; therefore, at some point in the future, FHN believes that rates are much more likely to rise than to fall. In response to the 2008 regulatory guidance, FHN implemented a change to its underwriting practice requiring HELOC borrowers to qualify based on a fully indexed, fully amortized payment methodology. If the first mortgage loan is a non-traditional mortgage, the debt-to-income calculation is based on a fully amortizing first mortgage payment. Prior to this change, FHN’s underwriting guidelines required borrowers to qualify at an interest rate that was 200 basis points above the note rate. This mitigated risk to FHN in the event of a sharp rise in interest rates over a relatively short time horizon. FHN does not penalize borrowers (reset the rate) based on delinquency or any other factor during the life of the loan. HELOC interest rates are variable but only adjust in connection with movements to which the index rate is tied. FHN’s HELOC products typically have a 5 or 10 year draw period with repayment periods ranging between 10 and 20 years.
HELOC Portfolio Management
In 2008, an extensive review of HELOC accounts was conducted whereby these loans were analyzed using certain selection criteria focused on declines in collateral value as well as other characteristics. As a result of this analysis, and in accordance with our interpretation of regulatory guidance, thousands of accounts were frozen or line of credit limits were lowered. Also in 2008, the volume of HELOC originations was reduced due to the divestiture of the national mortgage origination and servicing platforms and cessation of national consumer lending operations.
FHN also responded to the collapse of the housing market by strengthening and expanding its continuous HELOC account review processes in order to more proactively target and identify higher-risk home equity loans and initiate preventative and corrective actions. The reviews considered a number of account activity patterns and characteristics such as reduction in available equity, significant declines in property value, the number of times delinquent within recent periods, changes in credit bureau score since origination, score degradation, and account utilization. In accordance with our interpretation of regulatory guidance, FHN blocked future draws on accounts and/or lowered account limits. Historically, the account review process was focused on the higher-risk loans within the non-strategic portfolio; however, beginning in 2009, management began including HELOCs originated through the regional bank in its reviews. Management has assigned additional resources to this effort and enhancements are being made to the process in order to further increase the volume of account reviews.
Whereas certain management actions and initiatives have reduced the amount of HELOC exposure in our non-strategic business segment, depressed real estate values and soft loan demand has also recently impacted HELOC origination volume within our regional banking footprint. HELOC origination within the regional banking footprint is expected to normalize as overall real estate values stabilize and loan demand improves.
Low or Reduced Documentation Origination
From time to time, FHN may originate consumer loans with low or reduced documentation. FHN generally defines low or reduced documentation loans as any loan originated with anything less than pay stubs, personal financial statements, and tax returns from potential borrowers. A similar term also utilized to reflect reduced income documentation loans has been “stated-income” or “stated.”
Prior to 2008, FHN generally offered three types of stated-income consumer real estate loan products to customers: stated-income/stated-assets, stated-income/verified-assets and existing customer relationship based stated-income loans. A reduction in stated-income originations was primarily due to substantial changes in the market for such loans followed by our exit from the national origination channel when substantially all of the mortgage banking operations was sold in third quarter 2008. Beginning in early 2008, FHN began tightening minimum loan qualification criteria for all stated-income consumer real estate loan products and has since made numerous changes to product offerings and requirements. For example, in early second quarter 2008 FHN terminated the offering of the stated-income/stated-assets product to customers and lowered the maximum CLTV on the stated-income/verified-assets product from 95 percent to 89.9 percent. Continuing into the third and fourth quarters of 2008, the minimum FICO score for all real estate loans was raised and the maximum CLTV on the stated-income/verified-assets product was lowered again to 80 percent. FHN further tightened the stated-income product offering in first quarter 2009 as the stated-income/verified-assets product was eliminated and the relationship based product was modified and made available for non-purchase transactions only.
Currently, stated-income or low or reduced documentation loans are limited to existing customers of FHN who may have deposit accounts, other borrowings, or various other business relationships, and such loans are currently only available for qualified non-purchase transactions. Currently, full income documentation would typically require (for example) copies of W-2s, pay stubs, and verification of employment. This exception is provided to loan applicants that are also existing deposit customers of the bank who have recurring consistent direct DDA deposit amounts from their employers; however, in accordance with our policies and procedures, certain restrictions apply. For example, self-employed customers are not eligible, deposits made directly by the borrower are not considered, direct deposits must indicate the employer’s name depositing the funds, and recurring deposits must be consistent per period and may not vary by more than 10 percent. If these and other conditions are not met, full income documentation is required. In accordance with our policies and procedures, a verbal verification of employment is required in either situation.
As of September 30, 2010, $1.9 billion, or 29 percent, of the consumer real estate portfolio consisted of home equity lines and installment loans originated using stated-income compared to $2.2 billion, or 30 percent, as of September 30, 2009. These stated-income loans were 11 percent of the total loan portfolio at September 30, 2010, and 12 percent last year. As of September 30, 2010, approximately three-fourths of the stated-income home equity loans in our portfolio were originated through legacy businesses that have been exited and these loan balances should continue to decline.
Stated-income loans were 29 percent of the balance of the consumer real estate portfolio and accounted for nearly 39 percent of the net charge-offs for this portfolio during the third quarter 2010. Net charge-offs of stated-income home equity lines and installment loans were $23.1 million during third quarter 2010 and $23.2 million during third quarter 2009. Of the $1.9 billion stated-income loans, less than 1 percent were nonperforming as of the end of third quarter 2010 and 3 percent were more than 30 days delinquent. Of the $2.2 billion stated-income loans at September 30, 2009, less than 1 percent were nonperforming and 2 percent were more than 30 days delinquent.
Permanent Mortgage
The permanent mortgage portfolio was $1.0 billion on September 30, 2010. This portfolio is primarily composed of jumbo mortgages and OTC completed construction loans. Inflows from OTC modifications have significantly declined and are expected to be immaterial going forward. While nonperforming loans (“NPLs”) have increased, delinquencies and reserves were down as performance has begun to stabilize. The portfolio is somewhat geographically diverse; however 23 percent of loan balances are in California. Performance has been affected by economic conditions, primarily depressed retail real estate values and elevated unemployment.
OTC, Credit Card, and Other
The OTC, Credit Card, and Other portfolios were $.3 billion on September 30, 2010, and primarily include credit card receivables, automobile loans, OTC construction, and other consumer related credits. Balances of OTC product have declined 99 percent since the end of 2007 to $30.4 million as of September 30, 2010. Originations of OTC loans ceased in early 2008.
The OTC portfolio consisted of a permanent mortgage product which combined construction and permanent financing into a single loan which was originated by the legacy mortgage banking business. Upon completion of construction of the home and conversion of the construction financing for the home into permanent financing, the legacy mortgage banking business anticipated that such permanent financing loans would be sold. OTC loan underwriting consisted of a three-step process in which a review of the builder (including experience and credit worthiness) and a review of the collateral (including analysis of construction plans and verification of expected sales price) were performed by the Construction Lending Department. Credit underwriting of the borrower was performed only at the time of construction loan funding and was completed through the normal channels of the mortgage branch.

Prior to first quarter 2008, OTC loans eligible for automated underwriting qualified with a minimum FICO score of 660. Loans requiring manual underwriting procedures qualified with a score of 700 or greater. Stated-income loans could be underwritten with FICO scores greater than 700. For fully documented loans, the CLTV was required to be less than 89.9 percent or 75 percent for stated-income loans with value determined based on the lesser of current appraised value or acquisition cost (construction). In first quarter 2008, originations of OTC loans ceased and construction lending through the legacy national mortgage banking business was discontinued.
Restricted Real Estate Loans
The Restricted Real Estate Loan portfolio includes HELOC that were previously securitized on balance sheet as well as HELOC and some first and second lien mortgages that were consolidated on January 1, 2010, in conjunction with the adoption of amendments to ASC 810. The adoption of these amendments resulted in the consolidation of additional variable interest entities and this loan category was created to include all loans, primarily HELOC, that had previously been securitized but for which FHN retains servicing and other significant interests. As of September 30, 2010, this portfolio totaled $.8 billion and included $735.8 million of HELOC and $60.7 million of first and second lien mortgage loans.
Payment-Option ARM Loans (Payment Choice Product)
Historically, FHN originated through its legacy mortgage banking business first lien adjustable rate mortgage loans with borrower payment options. Payment options provided the borrower with the option to pay a minimum payment (which in most cases increased principal balance), interest only, or varying amounts of principal and interest. These loans were originated with the intent to sell. Originations of these loans were discontinued in third quarter 2007. While most of the loans were sold, a small amount remained unsold and was subsequently moved from loans HFS to the loan portfolio. Only $21.0 million of these loans remain in our consumer portfolio as of September 30, 2010. Because only a small portion remains in the HTM portfolio, the impact on the ALLL and on other loan portfolio asset quality metrics is immaterial.
Sub-prime Lending
Sub-prime loans are broadly defined as all lending that would not qualify using traditional borrowing channels or underwriting practices. While sub-prime loans do not have a precise definition, they may be identified by a combination of characteristics of the borrower and structure of the loan. Sub-prime or non-prime loans generally have characteristics of lower FICO scores than prime borrowers combined with various levels of reduced documentation and higher initial LTV ratios. Generally, under FHN’s practices at that time for FHN-originated sub-prime loans, as FICO scores increased and the LTV ratio decreased, the extent of loan documentation requirements decreased; similarly, loan documentation requirements generally would increase as FICO scores decreased or the LTV ratio increased.
Prior to first quarter 2007, FHN originated through its legacy mortgage banking business first lien mortgage and home equity loans with the intent to sell with servicing released, that were considered sub-prime. Origination of these loans was entirely discontinued in early 2007 with the last sale of these loans into the secondary market occurring shortly thereafter. All sub-prime originations were initially classified as loans HFS on the consolidated balance sheet and were generally sold within 45 days of origination. At the time these originations discontinued, characteristics of sub-prime loans originated and sold by FHN would have had FICO scores ranging between 580 and 680 with LTV ratios ranging between 80 and 100 percent.
Since FHN originated sub-prime loans with the intent to sell and because originations ceased more than 3 years ago, as of September 30, 2010, only $867.9 thousand of these loans remain within the consumer loan portfolio. Because a majority of these loans were classified as HFS and subsequently sold and only a small portion remains in the HTM portfolio, the impact on the ALLL and on other loan portfolio asset quality metrics is immaterial.
Loan Portfolio Concentrations
FHN has a concentration of loans secured by residential real estate (47 percent of total loans), the majority of which is in the retail real estate residential portfolio (39 percent of total loans). This portfolio is primarily comprised of home equity lines and loans. Restricted real estate loans, which is primarily HELOC but also includes some first and second mortgages, is 5 percent of total loans. The remaining residential real estate loans are primarily in the construction portfolios (3 percent of total loans) with national exposures being significantly reduced since 2008.
On September 30, 2010, FHN did not have any concentrations of C&I loans in any single industry of 10 percent or more of total loans.
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
The total allowance for loan losses decreased to $719.9 million on September 30, 2010, from $944.8 million at September 30, 2009. The overall balance decrease observed when comparing the year-over-year periods has been mostly impacted by the reduction of loan portfolios from exited businesses (especially non-strategic construction lending). This portfolio shrinkage has had a direct impact on the composition of the loan portfolio from one balance sheet date to the next and thus, has had an impact on the levels of estimated probable incurred losses within the portfolio as of the end of the reporting periods. As loans with higher levels of inherent loss content have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves. Although the total allowance for loan losses decreased 24 percent from third quarter 2009, incremental deterioration and a resultant reserve increase was experienced for TRUPS and bank-related loans within the C&I portfolio. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 4.22 percent on September 30, 2010, from 5.10 percent on September 30, 2009.

Also, as noted previously the total allowance for loan losses is determined in accordance with both ASC 450-10 and ASC 310-10. Under ASC 310-10, individually impaired loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses; however, for impaired collateral-dependent loans, FHN will, a majority of the time, charge off the full difference between the book value and the best estimate of net realizable value.
The amount of the allowance attributable to individually impaired commercial loans was $74.8 million and $12.5 million on September 30, 2010 and 2009, respectively. This notable increase in reserves for individually impaired loans is primarily due to a changing mix of individually impaired loan types resulting in a higher proportion of impaired loans being measured using a DCF methodology than through assessment of underlying collateral values in comparison to prior periods.
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 73 percent to $50.0 million in third quarter 2010 from $185.0 million in 2009.
The commercial portion of the provision for loan losses decreased $122.1 million to $2.7 million for third quarter 2010 from $124.8 million for third quarter 2009. This decrease was driven by recent stabilization of certain components in the C&I portfolio as well as lower remaining Residential CRE loans at the end of third quarter 2010 which have historically demonstrated higher loss severities.
The consumer portion of the provision for loan losses decreased $12.9 million to $47.3 million for third quarter 2010 from $60.2 million for third quarter 2009. This decrease was driven by recent performance stabilization of the Consumer Real Estate portfolio and significantly lower OTC loans remaining at the end of the third quarter which had historically demonstrated higher loss severities. Additionally, the stabilization of the Permanent Mortgage portfolio can be attributed to aging of the origination vintages, significantly less inflow from OTC modifications, and improved total delinquencies.
Overall, asset quality trends are expected to improve for the remainder of 2010 when compared to 2009. Assuming current portfolio performance trends continue, the allowance for loan losses and total net charge-offs are expected to decrease when compared to 2009. This expected decrease should result from the continued reduction of loans with historically high inherent loss content as the non-strategic portfolios should continue to decline. The C&I portfolio is expected to continue to show positive trends as there has been recent aggregate improvement in the risk profile of commercial borrowers; however, volatility is possible in the short term as TRUPs and bank-related loans could deteriorate further. The Income CRE portfolio is likely to remain stressed with an expectation that net charge-offs could increase in 2011. The remaining non-strategic construction portfolios and permanent mortgages should continue to wind down and will have less of an impact on overall credit metrics in the future. Continued improvement in performance of the home equity portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends. Based on the expectations above, management believes the provision for loan losses should be relatively stable in the fourth quarter 2010.
Net Charge-offs
Net charge-offs were $111.4 million in third quarter 2010 compared with $201.7 million in third quarter 2009. The ALLL was 1.62 times annualized net charge-offs for third quarter 2010 compared with 1.17 times annualized net charge-offs for third quarter 2009. The annualized net charge-offs to average loans ratio decreased from 4.24 percent to 2.63 percent in third quarter 2010 due to a 45 percent drop in net charge-offs and an 11 percent decrease in average loans from third quarter 2009. The decrease in the level of net charge-offs from 2009 is primarily attributable to the continued reduction in problem assets within the non-strategic construction portfolios. The restricted real estate loans that were consolidated at the beginning of 2010 in conjunction with the adoption of amendments to ASC 810, contributed an additional $11.9 million of net charge-offs in third quarter 2010. Third quarter 2010 net charge-offs included the effect of an operational process change which accelerated the recognition of charge-offs of certain delinquent home equity loans and the charge-off of an $11 million external fraud-related loan within the C&I portfolio.
While still elevated, C&I net charge-offs declined to $23.6 million (including the $11 million external fraud-related charge-off mentioned above) in third quarter 2010 from $44.0 million in third quarter 2009 as the slow economic recovery is beginning to positively affect certain components of the C&I book. Commercial real estate construction and real estate commercial net charge-offs decreased $34.7 million in third quarter 2010 from $47.0 million in third quarter 2009. The Residential CRE portfolio accounted for a majority of the decline in net charge-offs as the non-strategic period-end balances have declined nearly 75 percent since third quarter 2009.
Performance of the retail real estate portfolios, which include home equity lines and installment loans (home equity and permanent mortgages — including restricted balances) showed some improvement in third quarter 2010 as net charge-offs declined from last year. Installment loans (including permanent mortgages) net charge-offs decreased to $35.5 million in third quarter 2010 from $41.0 million in third quarter 2009 and HELOC net charge-offs increased to $36.0 million in third quarter 2010 from $31.2 million in third quarter 2009. Some improvement in the performance of the permanent mortgage portfolio can be attributed to the aging of this portfolio and also less inflow from OTC modifications. The increase in HELOC net charge-offs is primarily due to $11.7 million of charge-offs recognized in the third quarter 2010 on loans that were consolidated on January 1, 2010 as a result of the prospective adoption of ASC 810. Generally, HELOC and home equity installment loans originated through the regional bank have performed better than those originated through the legacy national platform. The restricted real estate loans that were consolidated added an additional $11.9 million of net charge-offs in 2010. Net charge-offs of OTC, credit card receivables, and all other consumer loans decreased to $4.1 million in third quarter 2010 from $38.5 million. This decline was primarily the result of the continued wind-down of the OTC portfolio. As previously noted, the remaining period-end balance for OTC was $30.4 million as of September 30, 2010, down from $361.9 million a year ago.
While total charge-offs remain elevated due to adverse economic conditions, FHN’s methodology of charging down collateral-dependent commercial loans to net realizable value (“NRV”), fair value less costs to sell, affected charge-off trends, especially in comparison to applicable ALLL. The negative effect on charge-off trends was more significant in prior periods when FHN had a greater percentage of collateral-dependent commercial loans. Generally, classified nonaccrual commercial loans over $1 million are deemed to be individually impaired in accordance with ASC 310-10 and are assessed for impairment measurement. While the mix of individually impaired assets is shifting towards loans for which impairment is assessed using a discounted cash flow methodology (which typically hold reserves), on September 30, 2010, 47 percent of individually impaired commercial loans are considered to be collateral dependent, and therefore, are generally immediately written down to NRV with the amount of any impairment charged off instead of carrying reserves. In 2009, 93 percent of individually impaired commercial loans were collateral-dependent and carried at NRV. Collateral values are monitored and further charge-offs are taken if it is determined that the collateral values have continued to decline.
A decline in collateral values experienced due to real estate market conditions has also affected charge-off trends. Therefore, charge-offs are not only elevated (as compared to historical levels) due to the increased credit deterioration related to these loans, but also due to the increased rate at which loans are charged down to NRV because of declining collateral values. Net charge-offs related to collateral-dependent individually impaired loans were $27.5 million, or 25 percent, of total net charge-offs during third quarter 2010. Compression occurs in the ALLL to net charge-offs ratio because the ALLL is generally not replenished for charge-offs related to individually impaired collateral-dependent loans because reserves are not carried for these loans.
Nonperforming Assets
Nonperforming loans (“NPLs”) consist of impaired, other nonaccrual, and restructured loans. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Impaired loans are those loans for which it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected and for which recognition of interest income has been discontinued. Other nonaccrual loans are residential and other retail loans on which recognition of interest income has been discontinued. Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.

Nonperforming assets decreased to $919.2 million on September 30, 2010, from $1.2 billion on September 30, 2009. The nonperforming assets ratio (nonperforming assets to period-end loans and foreclosed real estate) decreased to 5.00 percent in third quarter 2010 from 6.38 percent in third quarter 2009 due to a significant decline of troubled assets from the non-strategic construction portfolios.
Nonperforming loans in the loan portfolio were $.7 billion on September 30, 2010, compared to $1.1 billion on September 30, 2009. The $.4 billion decline from 2009 resulted from a decrease in NPLs within the non-strategic construction portfolios which was partially offset by higher nonperforming loans in both the C&I and permanent mortgage portfolios.
C&I nonperforming loans increased to $245.1 million in third quarter 2010 from $147.1 million in 2009 and much of this increase is attributable to deterioration of bank-related and trust preferred loans. This component of the C&I portfolio has experienced stress due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers. Nonperforming permanent mortgages increased $27.5 million from third quarter 2009 to $123.7 million. A substantial portion of these loans are jumbo product or mortgages that converted from OTC construction loans upon completion. Nonperforming held for sale loans, which were $60.6 million on September 30, 2010, are written down to lower of cost or market and have risen since 2009 because of increased repurchase activity from prior loan sales or securitizations.
The ratio of ALLL to NPLs in the loan portfolio increased to .98 times in third quarter 2010 compared to .87 times in third quarter 2009. Although this ratio increased from 2009, this ratio continues to be depressed due to FHN’s methodology of charging down individually impaired collateral dependent loans. The individually impaired collateral dependent loans that do not carry reserves were $222.6 million on September 30, 2010. Charged down individually impaired collateral-dependent loans represented 30 percent of nonperforming loans in the loan portfolio as of September 30, 2010. This methodology compresses the ALLL to nonperforming loans ratio because individually impaired loans are included in nonperforming loans, but reserves for these loans are typically not carried in the ALLL as any impairment has been charged off and the assets are carried at net realizable value. Nonperforming loans in the loan portfolio for which reserves are actually carried were $485.6 million as of September 30, 2010.
The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, increased to $123.5 million as of September 30, 2010 from $100.8 million in 2009. Table 9 below provides an activity rollforward of foreclosed real estate balances for the three and nine months ended September 30, 2010 and 2009. Inflows of assets into foreclosure status and the amount disposed declined in third quarter 2010 when compared with 2009. Stabilization of collateral values in certain markets resulted in less negative valuation adjustments to existing foreclosed real estate inventory as property values were experiencing more deterioration during the 2009 as compared to a somewhat more stable aggregate environment observed during the first nine months of 2010. FHN also utilized bulk sales and auctions more in 2009 in order to liquidate older asset inventory.
Table 9 — Rollforward of Foreclosed Real Estate

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Beginning balance (a)	$109,287	$106,128	$113,723	$104,309
Valuation adjustments	(4,562)	(10,429)	(13,938)	(29,831)
New foreclosed property	50,564	65,159	151,118	142,823
Capitalized expenses	738	3,986	3,262	4,456
Disposals:
Single transactions	(31,104)	(49,580)	(127,213)	(90,678)
Bulk sales	(1,453)	(6,014)	(3,482)	(16,609)
Auctions	—	(8,467)	—	(13,687)

Ending balance, September 30 (a)	$123,470	$100,783	$123,470	$100,783

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes foreclosed real estate related to government insured mortgages.

The level of nonperforming asset levels could fluctuate somewhat in the future as the mix of NPAs shifts from being driven by non-strategic construction loans to relationship-oriented C&I loans.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio 90 days or more past due decreased to $96.8 million on September 30, 2010, from $126.8 million on September 30, 2009, primarily led by reductions in the consumer real estate loans. Loans 30 to 89 days past due decreased $97.7 million to $210.7 million on September 30, 2010 with the decrease primarily driven by the construction portfolios.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more but excludes nonperforming assets, decreased to $1.2 billion, or 7 percent of total loans, on September 30, 2010, from $1.7 billion on September 30, 2009. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
Troubled Debt Restructuring and Loan Modifications
As part of our ongoing risk management practices, FHN attempts to work with borrowers when necessary, to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring (“TDR”). FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. Additionally, FHN structures loan modifications to amortize the debt within a reasonable period of time.
As part of our credit risk management governance processes, our Loan Rehab and Recovery Department (“LRRD”) is responsible for managing most commercial and commercial real estate relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. In accordance with ASC 310-40-15, no single characteristic or factor, taken alone, determines whether a modification is a TDR and each commercial workout situation is unique and is evaluated on a case-by-case basis. During 2009, continued housing value declines and economic stress impacted our commercial portfolios which experienced higher levels of losses. Broad-based economic pressures, including further reductions in spending by consumers and businesses, also continued to impact other commercial credit quality indicators. The volume of commercial workout strategies utilized by LRRD to mitigate the likelihood of loan losses has increased commensurate with the commercial credit quality deterioration experienced during this recent economic downturn and housing crisis. While every circumstance is different, LRRD will generally use forbearance agreements for commercial loan workouts. Other workout strategies utilized by LRRD include principal paydowns/payoffs, obtaining additional collateral, modification of interest payments or entering into short sale agreements. Each commercial workout situation is unique and evaluated on a case-by-case basis.
Senior credit management tracks loans classified as Watch or worse (internally assigned probability of default grades 12 through 16) and performs periodic reviews of such assets to understand FHN’s financial position, the most recent financial results of the borrower, and the associated loss mitigation approaches and/or exit plans that the loan relationship and/or loan workout/rehab officer has developed for those relationships. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers.

The ultimate effectiveness of rehab and workout efforts is reflected by the collection of all outstanding principal and interest amounts contractually due. Also, proper upgrading of a credit’s internal inherent risk rating over time could also be reflective of success of loss mitigation efforts.
The individual impairment assessments completed on commercial loans in accordance with the Accounting Standards Codification Topic related to Troubled Debt Restructurings (“ASC 310-40”) include loans classified as TDRs as well as loans that may have been modified yet not classified as TDRs by management. For example, a modification of loan terms that management would generally not consider to be a TDR could be a temporary extension of maturity to allow a borrower to complete an asset sale whereby the proceeds of such transaction are to be paid to satisfy the outstanding debt. Additionally, a modification that extends the term of a loan, but does not involve reduction of principal or accrued interest, in which the interest rate is adjusted to reflect current market rates for similarly situated borrowers is not considered a TDR. Each assessment will take into account any modified terms and will be comprehensive to ensure appropriate impairment assessment. If individual impairment is identified, management will either hold specific reserves on the amount of impairment, or if the loan is collateral dependent, write down the carrying amount of the asset to the net realizable value of the collateral.
FHN considers whether a borrower is experiencing financial difficulties, as well as whether a concession has been granted to a borrower determined to be troubled, when determining whether a modification meets the criteria of being a TDR under ASC 310-40. For such purposes, evidence which may indicate that a borrower is troubled includes, among other factors, the borrower’s default on debt, the borrower’s declaration of bankruptcy or preparation for the declaration of bankruptcy, the borrower’s forecast that entity-specific cash flows will be insufficient to service the related debt, or the borrower’s inability to obtain funds from sources other than existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a nontroubled debtor. If a borrower is determined to be troubled based on such factors or similar evidence, a concession will be deemed to have been granted if a modification of the terms of the debt occurred that FHN would not otherwise consider. Such concessions may include, among other modifications, a reduction of the stated interest for the remaining original life of the debt, an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, a reduction of accrued interest, or a reduction of the face amount or maturity amount of the debt.
Following a TDR, modified loans within the consumer portfolio which were previously evaluated for impairment on a collective basis determined by their smaller balances and homogenous nature become subject to the impairment guidance in ASC 310-10-35 which requires individual evaluation of the debt for impairment. However, as allowed in ASC 310-10-35, FHN may aggregate certain smaller-balance homogeneous TDRs and use historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate to measure impairment when such impaired loans have risk characteristics in common.
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
On September 30, 2010 and 2009, FHN had $253.7 million and $67.6 million, respectively, of portfolio loans that have been restructured in accordance with regulatory guidelines. Additionally, FHN had restructured $46.3 million of loans held for sale as of September 30, 2010. For restructured loans in the portfolio, FHN had loan loss reserves of $47.7 million, or 19 percent, as of September 30, 2010. The rise in TDRs from third quarter 2009 resulted from increased loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN. Additionally, FHN adjusted its procedures in 2010 as the industry moves toward more consistent practices which also contributed to the increase in commercial TDRs when compared to 2009.
The following table provides a summary of TDRs for the periods ended September 30, 2010 and 2009:
Table 10 — Troubled Debt Restructurings

	New TDRs		New TDRs
	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
(Dollars in thousands)	Number	Amount	Number	Amount

Retail:
Permanent mortgage	28	$16,323	26	$13,596
Home equity	124	14,997	50	5,394
OTC, credit card, and other	15	71	—	—

Total retail	167	31,391	76	18,990
Commercial loans	100	91,006	5	10,771

Total troubled debt restructurings	267	$122,397	81	$29,761

	As of		As of
	September 30, 2010		September 30, 2009
(Dollars in thousands)	Number	Amount	Number	Amount

Retail:
Permanent mortgage:
Current	56	$34,734	33	$14,447
Delinquent	7	2,914	2	305
Non-accrual	76	37,935	17	9,718

Total permanent mortgage	139	75,583	52	24,470

Home equity:
Current	375	39,510	112	11,891
Delinquent	12	2,022	3	913
Non-accrual	112	12,922	1	90

Total home equity	499	54,454	116	12,894

OTC, credit card, and other:
Current	110	483	—	—
Delinquent	11	47	—	—
Non-accrual	—	—	18	7,719

Total OTC, credit card, and other	121	530	18	7,719

Total retail	759	130,567	186	45,083

Commercial loans:
Current	71	56,284	—	—
Delinquent	2	475	—	—
Non-accrual	41	66,334	20	22,478

Total commercial loans	114	123,093	20	22,478

Total troubled debt restructurings (a)	873	$253,660	206	$67,561

(a)	As of September 30, 2010, excludes $46.3 million restructured loans classified as loans held-for-sale.
Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, our proprietary programs were designed using parameters of “Making Homes Affordable Programs”.

The program available for first lien permanent mortgage loans was designed with and adheres to the OCC’s guidance. The program is for loans where the collateral is the primary residence of the borrower. Modifications are made to achieve a target housing debt to income ratio of 35 percent and a target total debt to income ratio of 80 percent. Interest rates are reduced in increments of 25 basis points to reach the target housing debt ratio and contractual maturities may be extended up to 40 years on first liens and up to 20 years on second liens.
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
For HELOCs, FHN also provides a fixed payment reduction option for borrowers with financial hardship. Concessions include a fixed interest rate reduction in increments of 25 basis points to a minimum of 1 percent with a possible term extension of up to five years. Upon entering into the modification agreement, borrowers are unable to draw additional funds on the HELOCs. All loans return to their original terms and rate upon expiration of the modification terms.

Table 11 — Asset Quality Information

	Three months ended September 30
(Dollars in thousands)	2010	2009

Allowance for loan losses:
Beginning balance on June 30	$781,269	$961,482
Provision for loan losses	50,000	185,000
Charge-offs	(125,801)	(212,561)
Recoveries	14,431	10,844

Ending balance on September 30	$719,899	$944,765

Reserve for remaining unfunded commitments	13,838	20,308
Total allowance for loan losses and reserve for off-balance sheet commitments	$733,737	$965,073

	September 30
Nonperforming Assets by Segment	2010		2009

Regional Banking:
Nonperforming loans	$358,176		$318,309
Foreclosed real estate	38,771		17,176

Total Regional Banking	396,947		335,485

Non-Strategic:
Nonperforming loans (a)	437,595		801,410
Foreclosed real estate	84,700		83,594

Total Non-Strategic	522,295		885,004

Total nonperforming assets	$919,242		$1,220,489

Total loans, net of unearned income	$17,059,489		$18,524,685
Less: Insured loans	198,324		398,937

Loans excluding insured loans	$16,861,165		$18,125,748

Foreclosed real estate from government insured mortgages	$15,888		$10,619
Potential problem assets (b)	1,237,607		1,693,310
Loans 30 to 89 days past due	210,682		308,337
Loans 30 to 89 days past due — guaranteed portion (c)	318		148
Loans 90 days past due	96,808		126,843
Loans 90 days past due — guaranteed portion (c)	622		198
Loans held for sale 30 to 89 days past due	13,286		32,987
Loans held for sale 30 to 89 days past due — guaranteed portion (c)	9,007		32,987
Loans held for sale 90 days past due	58,723		46,792
Loans held for sale 90 days past due — guaranteed portion (c)	37,774		42,073
Off-balance sheet commitments	$8,071,027		$9,068,563

Allowance to total loans	4.22%		5.10%
Allowance to nonperforming loans in the loan portfolio	0.98	x	0.87	x
Allowance to loans excluding insured loans	4.27%		5.21%
Allowance to annualized net charge-offs	1.62	x	1.17	x
Nonperforming assets to loans and foreclosed real estate (d)	5.00%		6.38%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	4.31%		5.87%
Total commercial net charge-offs (e)	1.60%		3.68%
Retail real estate net charge-offs (e)	3.74%		4.84%
Other retail net charge-offs (e)	4.07%		3.71%
Credit card receivables net charge-offs (e)	4.76%		6.15%
Total annualized net charge-offs to average loans (e)	2.63%		4.24%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes $60.6 million and $32.3 million of loans held for sale in 2010 and 2009, respectively.

(b)	Includes 90 days past due loans.

(c)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA repurchase program.

(d)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

(e)	Net charge-off ratio is annualized net charge offs divided by quarterly average loans, net of unearned income.

The following table provides additional asset quality data by loan portfolio:
Table 12 — Asset Quality by Portfolio

	September 30
	2010		2009

Key Portfolio Details
Commercial (C&I & Other)
Period-end loans ($ millions)	$7,337		$6,899

30+ Delinq. % (a)	0.68%		1.25%
NPL %	3.34		2.13
Charge-offs % (qtr. annualized)	1.34		2.48

Allowance / Loans %	3.54%		3.78%
Allowance / Charge-offs	2.76	x	1.48	x

Income CRE (Income-producing Commercial Real Estate)
Period-end loans ($ millions)	$1,519		$1,845

30+ Delinq. % (a)	2.04%		2.19%
NPL %	10.13		10.87
Charge-offs % (qtr. annualized)	1.96		3.46

Allowance / Loans %	9.46%		8.29%
Allowance / Charge-offs	4.68	x	2.37	x

Residential CRE (Homebuilder and Condominium Construction)
Period-end loans ($ millions)	$324		$835

30+ Delinq. % (a)	0.93%		4.15%
NPL %	46.45		42.35
Charge-offs % (qtr. annualized)	5.07		13.41

Allowance / Loans %	11.99%		9.17%
Allowance / Charge-offs	2.12	x	0.62	x

Consumer Real Estate (Home Equity Installment and HELOC)
Period-end loans ($ millions)	$5,788		$7,148

30+ Delinq. % (a)	2.33%		2.28%
NPL %	0.46		0.14
Charge-offs % (qtr. annualized)	3.11		3.04

Allowance / Loans %	2.64%		3.21%
Allowance / Charge-offs	0.84	x	1.04	x

Permanent Mortgage
Period-end loans ($ millions)	$969		$1,113

30+ Delinq. % (a)	5.43%		8.09%
NPL %	12.76		8.65
Charge-offs % (qtr. annualized)	5.65		6.27

Allowance / Loans %	6.08%		9.06%
Allowance / Charge-offs	1.06	x	1.46	x

OTC, Credit Card, and Other (b)
Period-end loans ($ millions)	$326		$685

30+ Delinq. % (a)	1.90%		3.12%
NPL %	9.31		40.89
Charge-offs % (qtr. annualized)	4.81		19.60

Allowance / Loans %	5.49%		18.12%
Allowance / Charge-offs	1.10	x	0.81	x

Restricted Real Estate Loans (c)
Period-end loans ($ millions) (d)	$797		N/A

30+ Delinq. % (a)	3.73%		N/A
NPL %	0.67		N/A
Charge-offs % (qtr. annualized)	5.80		N/A

Allowance / Loans %	6.01%		N/A
Allowance / Charge-offs	1.01	x	N/A

Certain previously reported amounts have been reclassified to agree with current presentation.
Loans are expressed net of unearned income. All data is based on internal loan classification.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	September 30, 2010 select OTC balances: PE loans: $30.4 million; NPL: 100%; Allowance:$7.35 million.

(c)	Prior to 2010, certain amounts were included in Consumer Real Estate.

(d)	Includes $735.8 million of consumer real estate loans and $60.7 million of permanent mortgage loans.

CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Equity averaged $3.3 billion during third quarter 2010 compared with $3.4 billion during third quarter 2009. This decline was primarily the result of net losses recognized during 2009 and first quarter 2010. Additionally, FHN continues to pay a quarterly stock dividend in lieu of a cash dividend at a rate that is determined quarterly by the Board of Directors (“the Board”). Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal, regulatory, and U.S. Treasury Capital Purchase Program (“CPP”) constraints.
Table 13 — Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs

2010
July 1 to July 31	4	$11.50	4	42,027
August 1 to August 31	1	11.44	1	42,026
September 1 to September 30	79	10.13	79	41,946

Total	84	$10.21	84

Compensation Plan Programs:

-	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The authority has been increased to reflect the stock dividends distributed through July 1, 2010. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On September 30, 2010, the maximum number of shares that may be purchased under the program was 33.3 million shares.
Other Programs:

-	On October 16, 2007, the board of directors approved a 7.5 million share purchase authority that will expire on December 31, 2010. The authority has been increased to reflect the stock dividends distributed through July 1, 2010. Purchases will be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory constraints. This authority is not tied to any compensation plan, and replaces an older non-plan share purchase authority which was terminated. On September 30, 2010, the maximum number of shares that may be purchased under the program was 8.7 million shares. Until the third anniversary of the sale of the preferred shares issued in the CPP, FHN may not repurchase common or other equity shares (subject to certain limited exceptions) without the UST’s approval.
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of September 30, 2010, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7- Regulatory Capital. In 2010, capital ratios are expected to remain strong and significantly above current well-capitalized standards despite a difficult operating environment.

RISK MANAGEMENT
FHN derives revenue from providing services and, in many cases, assuming and managing risk for profit which exposes the Company to business strategy and reputational, interest rate, liquidity, market, capital adequacy, operational, compliance, and credit risks that require ongoing oversight and management. FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. Through an enterprise-wide risk governance structure and a statement of risk tolerance approved by the Board, management continually evaluates the balance of risk/return and earnings volatility with shareholder value.
FHN’s enterprise-wide risk governance structure begins with the Board. The Board, working with the Executive & Risk Committee of the Board, establishes the Company’s risk tolerance by approving policies and limits that provide standards for the nature and the level of risk the Company is willing to assume. The Board regularly receives reports on management’s performance against the Company’s risk tolerance primarily through the Board’s Executive & Risk and Audit Committees. Additionally, the Compensation Committee, General Counsel, Chief Risk Officer, Chief Human Resources Officer, and Chief Credit Officer convene periodically, as required by the U.S. Treasury’s Troubled Asset Relief Program (“TARP”), to review and assess key business risks and the relation of those risks to compensation plans across the company. A comprehensive review was conducted with the Compensation Committee of the Board of Directors during the first and third quarters of 2010.
To further support the risk governance provided by the Board, FHN has established accountabilities, control processes, procedures, and a management governance structure designed to align risk management with risk-taking throughout the Company. The control procedures are aligned with FHN’s four components of risk governance: (1) Specific Risk Committees; (2) The Risk Management Organization; (3) Business Unit Risk Management; and (4) Independent Assurance Functions.
1.	Specific Risk Committees: The Board has delegated authority to the Chief Executive Officer (“CEO”) to manage Business Strategy and Reputation Risk, and the general business affairs of the Company under the Board’s oversight. The CEO utilizes the executive management team and the Executive Risk Management Committee to carry out these duties and to analyze existing and emerging strategic and reputation risks and determines the appropriate course of action. The Executive Risk Management Committee is comprised of the CEO and certain officers designated by the CEO. The Executive Risk Management Committee is supported by a set of specific risk committees focused on unique risk types (e.g. liquidity, credit, operational, etc). These risk committees provide a mechanism that assembles the necessary expertise and perspectives of the management team to discuss emerging risk issues, monitor the Company’s risk taking activities, and evaluate specific transactions and exposures. These committees also monitor the direction and trend of risks relative to business strategies and market conditions and direct management to respond to risk issues.

2.	The Risk Management Organization: The Company’s risk management organization, led by the Chief Risk Officer and Chief Credit Officer, provides objective oversight of risk-taking activities. The risk management organization translates FHN’s overall risk tolerance into approved limits and formal policies and is supported by corporate staff functions, including the Corporate Secretary, Legal, Finance, Human Resources, and Technology. Risk management also works with business units and functional experts to establish appropriate operating standards and monitor business practices in relation to those standards. Additionally, risk management proactively works with business units and senior management to focus management on key risks in the Company and emerging trends that may change FHN’s risk profile. The Chief Risk Officer has overall responsibility and accountability for enterprise risk management and aggregate risk reporting.

3.	Business Unit Risk Management: The Company’s business units are responsible for identifying, acknowledging, quantifying, mitigating, and managing all risks arising within their respective units. They determine and execute their business strategies, which puts them closest to the changing nature of risks and they are best able to take the needed actions to manage and mitigate those risks. The business units are supported by the risk management organization that helps identify and consider risks when making business decisions. Management processes, structure, and policies are designed to help ensure compliance with laws and regulations as well as provide organizational clarity for authority, decision-making, and accountability. The risk governance structure supports and promotes the escalation of material items to executive management and the Board.

4.	Independent Assurance Functions: Internal Audit, Credit Risk Assurance, and Model Validation provide an independent and objective assessment of the design and execution of the Company’s internal control system, including management systems, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and employee actions are in compliance with the Company’s policies and applicable laws and regulations. Internal Audit and Model Validation report to the Audit Committee of the Board while Credit Risk Assurance reports to the Executive & Risk Committee of the Board.
MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
Existing uncertainties surrounding the housing market, the national economy, and the regulatory environment will continue to present challenges for FHN. Despite the significant reduction of legacy national lending operations, the ongoing economic stress could continue to affect borrower defaults resulting in elevated repurchase losses and loan loss provision (especially within the commercial real estate portfolio and bank-related loans). Additionally, a slow or uneven economic recovery could continue to suppress loan demand from borrowers resulting in continued pressure on net interest income. Further deterioration of general economic conditions could result in increased credit costs depending on the length and depth of this market cycle. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies for additional discussion regarding FHN’s repurchase obligations.
Regulatory Matters
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Law”) mandates significant change across the industry and authorizes expansive new regulations to be issued in the future. It is uncertain at this time exactly how the Reform Law and associated regulations will affect FHN and the industry. It is likely, however, that in the foreseeable future, the Reform Law will result in increased compliance costs and risk while also reducing revenues and margins of certain products. Because the full impact of the Reform Law may not be known for some time, FHN will continue to assess the effect of the legislation on the Company as the associated regulations are adopted.
International banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new international rules, known as “Basel III”, generally increase the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital. The Basel III requirements are complex and will be phased in over many years. The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Reform Law requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital. It is not known whether or to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system, but it is expected that the U.S. reforms will include an increase in capital requirements and a narrowing of what qualifies as appropriate capital.
Foreclosure Practices
The current focus on foreclosure practices of financial institutions nationwide could impact FHN through increased operational and legal costs and could have compliance and reputational impacts. FHN owns and services residential loans. In addition, FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure proceedings, of the still-owned portion of FHN’s mortgage servicing portfolio is outsourced through a subservicing arrangement with the platform buyer. FHN has reviewed its processes relating to foreclosure on loans it owns and services, and has instructed its subservicer to undertake a similar review, with specific emphasis on the 23 states where judicial foreclosures are required and in which ministerial, affidavit, or proper notarization issues or other issues have been raised in relation to the industry (“judicial foreclosure states”).
Regarding FHN’s residential loan portfolio and related servicing, FHN’s review of its foreclosure processes has been completed and no material issues were identified. As of September 30, 2010, FHN had 118 foreclosures pending in judicial foreclosure states and year-to-date FHN had completed 110 foreclosures in those states. FHN intends to continue to monitor these processes with the goal of continuing to adapt them to changing circumstances as appropriate.
Regarding the loan portfolio which is being subserviced, the review of the subservicer’s foreclosure processes is expected to be completed in the fourth quarter of 2010. Under the terms of the subservicing agreement, the subservicer is required to service the loans covered in accordance with: applicable law; applicable servicing practices as set forth in sale, securitization, agency guide, insurer, investor, regulator and mortgage documents; and accepted servicing practices of a prudent mortgage lending servicer including evolving interpretations of applicable servicing requirements including new requirements as defined in the subservicing agreement. The subservicing agreement also contains a provision allowing the subservicer to follow FHN’s practices as they existed for the 180 days prior to August 2008 if they are followed in all material respects utilizing personnel of equivalent experience and existing systems and processes unless and until subservicer becomes aware that such servicing practices do not comply with applicable servicing practices. Subservicer should be financially responsible if subservicer breached or breaches its covenants; however, if subservicer complies with the agreement and if following FHN’s prior practices violated accepted servicing practices (including applicable laws) without knowledge by subservicer, then under the subservicing agreement FHN could be financially responsible for such violations.
Subservicer had advised FHN that it had completed a total of approximately 5,000 foreclosures through early fourth quarter 2010. In the fourth quarter 2010, FHN asked the subservicer to undertake a review of its foreclosure processes. Subservicer has advised FHN that it has temporarily delayed and is reviewing, in conjunction with national outside counsel and state foreclosure counsel, all pending foreclosures in judicial foreclosure states. This has affected over 1,500 pending foreclosure matters, plus approximately 500 post-judgment foreclosures that have not gone to sale, in those states. The foreclosure process review is to be completed in the fourth quarter of 2010. The final outcome of the review is unknown at this time. FHN is receiving updates from the subservicer as its review progresses. If process enhancements are identified in connection with the review, FHN intends to work with subservicer to appropriately revise its processes.
Recent news reports indicate that the attorneys general of all 50 states have begun to investigate foreclosure practices across the industry. FHN currently is working with its subservicer to respond to inquiries requesting information from state attorney generals in the states of Texas, Arizona, and New York, and expects to respond to other inquiries as they may be received. It is not known what actions will be taken by individual states through attorney generals, by federal regulators, or by other third parties including borrowers, related to foreclosure practices in the industry or specific actions by FHN or by its subservicer. FHN can not predict the amount of operating costs, costs for foreclosure delays (including costs connected with servicing advances), legal expenses, or other costs (including title company indemnification) that may be incurred as a result of the internal reviews or external actions, nor can FHN determine presently that any such expenses are probable in material amounts; accordingly, no reserve for these matters has been established.
Subserviced Loan Modification Programs
The significant increase in the volume of delinquencies and defaults in residential mortgage loans coupled with the complexities of various loan modification programs has resulted in increased subservicing costs, expanded regulatory supervision, and increased exposure to borrower and investor complaints and litigation.
Since 2008, residential mortgage loan servicers have implemented numerous loan modification and foreclosure relief programs according to evolving investor requirements, applicable laws and accepted servicing practices. As it relates to FHN’s subserviced portfolio, 160,107 residential mortgage loans are subserviced as of September 30, 2010. This loan population consists primarily of GSE loans and loans in proprietary securitizations, which account for approximately 95 percent of the subserviced population as of September 30, 2010. Consistent with FHN’s desire to prevent foreclosure when possible, the GSE and securitization loans are subject to distinct loss mitigation programs. The programs implemented by the GSEs are based largely on the Home Affordable Modification Program (“HAMP”) and other programs developed by federal agencies. The loans in proprietary securitizations are subject to proprietary modification guidelines developed by FHN in compliance with the terms of the securitization agreements. To conform to evolving industry practices and their effect on the specific requirements of securitized loans, FHN amended its subservicing agreement to incorporate the terms and requirements of FHN’s proprietary modification programs.
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
Fair Value
Interest rate risk and the slope of the yield curve also affect the fair value of servicing assets and Capital Markets’ trading inventory that are reflected in Mortgage banking and Capital markets noninterest income, respectively. Low or declining interest rates typically lead to lower servicing-related income due to the impact of higher loan prepayments on the value of MSR while high or rising interest rates typically increase servicing-related income. To determine the amount of interest rate risk and exposure to changes in fair value of servicing assets, FHN uses multiple scenario rate shock analyses, including the magnitude and direction of interest rate changes, prepayment speeds, and other factors that could affect Mortgage banking noninterest income.
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
LIQUIDITY MANAGEMENT
ALCO focuses on liquidity management: the funding of assets with liabilities of the appropriate duration, while mitigating the risk of unexpected cash needs. A key objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors, and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability, and availability of funding; and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements, from time to time, funds are available from a number of sources, including core deposits, the securities available for sale portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the Federal Home Loan Bank (“FHLB”), access to the overnight and term Federal Funds markets, and dealer and commercial customer repurchase agreements.
Over the past three years, FHN has significantly reduced its reliance on unsecured, wholesale borrowings. Currently the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long historical and reciprocal banking services between FHN and these correspondent banks. The remainder of FHN’s wholesale short -term borrowings are repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or Capital Markets’ broker dealer counterparties.
ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed in ALCO monthly and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are reviewed monthly. As a general rule, FHN strives to maintain excess liquidity equivalent to fifteen percent or more of total assets.
Core deposits are a significant source of funding and have been a stable source of liquidity for banks. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner. Total loans, excluding loans held for sale and restricted real estate loans, to core deposits ratio improved to 113 percent in third quarter 2010 from 138 percent in 2009. This ratio has improved due to a contraction of the loan portfolio as well as growth in core deposits.
In 2005, FTBNA established a bank note program providing additional liquidity of $5.0 billion. On September 30, 2010, $.5 billion was outstanding through the bank note program with the remaining scheduled to mature in 2011. In 2009 and 2010, market and other conditions have been such that FTBNA has not utilized the bank note program, and instead has obtained less credit sensitive sources of funding including secured sources such as FHLB borrowings and the Federal Reserve Bank’s temporary TAF program. FTBNA cannot predict when it will recommence use of the bank note program.
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
Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $265 million as of September 30, 2010. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, without prior regulatory approval.
FTBNA has applied for approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in January 2011. Although FHN has funds available for dividends even without FTBNA dividends, availability of funds is not the sole factor considered by FHN’s Board in deciding whether or not to declare a dividend of any particular size; the Board also must consider FHN’s current and prospective capital, liquidity, and other needs. Under the terms of the CPP, FHN is not permitted to increase its cash common dividend rate for a period of three years from the date of issuance without permission of the Treasury. At the time of the preferred share and common stock warrant issuance, FHN did not pay a common cash dividend.
On October 19, 2010, the Board declared a dividend payable in shares of common stock at a rate of 1.8122 percent to be distributed on January 1, 2011, to shareholders of record on December 10, 2010. The Board intends to reinstate a cash dividend at an appropriate and prudent level once earnings and other conditions improve sufficiently, consistent with legal, regulatory, CPP, and other constraints. The Board approved the 5 percent (annualized) dividend on the preferred CPP to be paid on November 15, 2010.
Cash Flows
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2010 and 2009. The level of cash and cash equivalents were relatively flat compared with December 31, 2009, with a slight increase of $15.6 million. Positive cash flows during 2010 were primarily the result of a smaller loan portfolio when compared with the prior year.
Cash flows from investing activities were $1.1 billion during the first nine months of 2010 and $2.7 billion in 2009. For both periods, significant declines in the size of the loan portfolio due to the continued wind-down of the non-strategic construction portfolios combined with minimal loan demand positively affected liquidity. During 2010, the reduction in size of the loan portfolio contributed $.8 billion to positive cash flows compared with $2.1 billion in 2009. Also in 2010, the decline in interest-bearing cash (Federal Reserve deposits) provided an additional $.3 billion of positive cash flows. Maturities and sales (cash inflows) within the available for sale securities portfolio more than offset purchases (outflows) which provided an additional $72.4 million of positive cash flows during 2010.
Financing activities provided negative cash flow during 2010. Net cash used by financing activities was $1.3 billion in 2010 compared with $3.7 billion during 2009. The decrease was primarily the result of a decline in funding from short-term borrowings including federal funds sold (“FFS”) and borrowings from the FRB temporary TAF (“Term Auction Facility”) program which expired in the first quarter. Liquidity provided from long term borrowings declined consistent with the contraction of assets. Total deposits increased $.1 billion during 2010 which offset a small portion of the negative cash flow due to the declines in long and short-term borrowings. Net cash provided by operating activities was $.1 billion during 2010 and $.7 billion during 2009. Positive cash flows from operating activities during 2010 were primarily due to the level of cash-related net income items combined with changes in operating assts and liabilities. Operating cash flows for the nine months ended September 30, 2010 were negatively affected by capital markets’ activities as trading securities increased $.5 billion and capital markets receivables increased $.2 billion which was somewhat offset by an increase in trading liabilities and capital markets payables.
In 2009, positive cash flows from investing and operating activities were exceeded by negative cash flows from financing activities, primarily as a result of deceases in long-term debt and short-term borrowings. The decline in long-term debt and short-term borrowings is primarily a result of reduced funding requirements due to the contracting balance sheet. In 2009, net cash provided by investing and operating activities were $2.7 billion and $.7 billion, respectively, which was more than offset by $3.7 billion negative cash flows from financing activities. Positive cash flows from investing activities in 2009 were primarily affected by a $2.1 billion decrease in loans attributable to the wind-down of the national construction and consumer portfolios. Cash provided by operating activities was $.7 billion.
REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
Repurchase and Related Obligations from Loans Originated for Sale
Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to government sponsored enterprises (“GSEs”). Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) were sold to investors predominantly through proprietary securitizations but also, to an extent, through whole loan sales to private non-GSE purchasers. In addition, through its legacy mortgage business FHN originated with the intent to sell and sold HELOC and second lien mortgages through whole loan sales to private purchasers.
Regarding these past loan-sale activities, FHN has exposure to potential loss primarily through two legal avenues. First, investors/purchasers of these mortgage loans may request that FHN repurchase loans or make the investor whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties are different based on deal structure and counterparty. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient.
Origination Data
From 2005 through 2008, FHN originated and sold $69.5 billion of first lien mortgage loans to GSEs. GSE loans originated in 2005 through 2008 account for 91 percent of all repurchase requests/make-whole claims received between the third quarter 2008 mortgage business divestiture and September 30, 2010. Accordingly, GSE repurchase data in the following discussion is limited to that period. In addition, from 2000 through 2007, FHN securitized approximately $40.8 billion of such first lien loans without recourse. This represents the entire period of FHN’s first lien securitization activities.

Loans Sold to GSEs
Substantially all of the conventional conforming mortgage loans were exchanged for securities, which were issued through investors, including government sponsored enterprises (“GSE”) such as Government National Mortgage Association (“GNMA” or “Ginnie Mae”) for federally insured loans and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) for conventional loans, and then sold in the secondary markets. Each GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities and the risk of credit loss with regard to the principal amount of the loans sold was generally transferred to investors upon sale to the secondary market.
Generally these loans were sold without recourse. However, if it is determined that the loans sold were in breach of representations or warranties required by the GSE and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the unpaid principal balance (“UPB”) or make the purchaser whole for the economic benefits of a loan. Such representations and warranties required by the GSEs typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan.

The following graph provides GSE origination data regarding original principal balances by vintage:
At the time of sale FHN generally retained servicing rights to these mortgage loans sold. However, FHN has since sold (through the 2008 divestiture and various bulk sales) servicing rights on a significant amount of the loans that were sold to GSEs. As of September 30, 2010, FHN services only $12 billion of loans sold to GSEs (primarily Fannie Mae and Freddie Mac). A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to GSEs. Since the divestiture of the national mortgage banking business in third quarter 2008 through September 30, 2010, GSEs (primarily Fannie Mae and Freddie Mac, but also includes some Ginnie Mae) have accounted for the vast majority of repurchase/make-whole claims received.
Proprietary Securitizations
FHN originated and sold certain non-agency, nonconforming mortgage loans, primarily Jumbo and Alternative-A (“Alt A”) mortgage loans, to private investors through over 120 proprietary securitization trusts. Investors purchased interests in the trusts, called certificates, which were tiered into different risk classes, or tranches. Subordinated tranches were exposed to trust losses first; senior tranches generally were exposed only after subordinated tranches were exhausted, subject to certain exceptions. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. Unlike servicing on loans sold to GSEs, FHN still services all of the loans sold through proprietary securitizations.
The first lien proprietary securitizations consisting of Jumbo and Alt-A loans were not insured by a monoline insurer, however, in six of the proprietary securitizations a senior retail level class of loans was insured and sold to retail investors. The aggregate insured certificates totaled $128.4 million of original certificate balance. The remaining outstanding certificate balance for these classes was $99.2 million as of September 30, 2010. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit.
The following table summarizes the loan composition of the private securitizations of FHN from 2000 through 2007:
Table 15 — Composition of Off-Balance Sheet Proprietary Securitizations

	Original Principal Balance		UPB as of September 30, 2010
		Percent of		Percent of
(Dollars in thousands)	Amount	Total	Amount	Total

Loan type:
Jumbo	$20,902,262	51%	$6,974,058	45%
Alt A	19,946,023	49%	8,695,204	55%

Total proprietary securitizations	$40,848,285	100%	$15,669,262	100%

Proprietary securitizations were originated during vintage years 2000 through 2007.
Does not include amounts related to consolidated securitization trusts.
Original principal balances obtained from trustee statements.
The remaining jumbo mortgage loans originated and sold by FHN had weighted average FICO scores of approximately 730 and weighted average CLTV ratios of approximately 60 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher CLTV or DTI ratios, reduced documentation, or other factors. As of September 30, 2010, 9.3 percent of the jumbo mortgage loans were 90 days or more delinquent and 21.7 percent of the Alt-A loans were 90 days or more delinquent as of September 30, 2010.
Unlike loans sold to GSEs, contractual representations and warranties for proprietary securitizations do not include general representations regarding the absence of fraud or negligence in the underwriting or origination of the mortgage loans. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate repurchase if FHN breached certain representations and warranties made at the time the securitization closed. Investors generally are required to coordinate with other investors comprising not less than 25 percent of the voting rights in certificates issued by the trust to pursue claims for breach of representations and warranties through the trustee under the applicable trust agreement, and generally are required to indemnify the trustee for it’s costs related to repurchase actions taken. GSEs were among the purchasers of certificates in securitizations. As such they are covered by the same representations and warranties as other investors. However, GSEs acting through their conservator, under federal law are permitted to pursue such claims independently of the other investors.
Also unlike loans sold to GSEs, interests in securitized loans were sold as securities under prospectuses or other disclosure documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could pursue a claim alleging that the prospectus or other offering documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes, and the statutory remedies typically could include rescission of the investment or monetary damages measured in relation to the original investment made. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort are likely to be resolved in a litigation context in most cases, unlike most of the GSE repurchase requests. The analysis of loss content and establishment of appropriate reserves in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case and an estimation of the probability of ultimate loss, if any. FHN expects most litigation claims to take much longer to resolve than repurchase requests typically have taken.
At September 30, 2010, the repurchase request pipeline contained no repurchase requests related to securitized loans based on claims related to breaches of representations and warranties. FHN has been subpoenaed by the FHFA, Conservator for Fannie Mae and Freddie Mac, related to investments made by the two GSEs in six proprietary securitizations issued in 2005 and early 2006 in connection with an ongoing investigation which may or may not result in claims based on representations and warranties. The original and current (as of September 30, 2010) combined certificate balances related to Fannie Mae investments were $443.2 million and $194.0 million, respectively. The original and current (as of September 30, 2010) combined certificate balances related to Freddie Mac investments were $842.0 million and $402.1 million, respectively. Since the investigation is neither a repurchase claim nor litigation, the associated loans are not considered part of the repurchase pipeline and FHN is unable to estimate any liability for this matter.
At the time this report is filed, FHN was a defendant in lawsuits by three investors in securitizations which claim that the offering documents under which certificates were sold to them were materially deficient. Although these suits are in very early stages, FHN intends to defend itself vigorously. These lawsuit matters have been analyzed and treated as litigation matters under applicable accounting standards. As of September 30, 2010 and at the time this report was filed, FHN is unable to determine a probable loss or estimate a range of loss due to the uncertainty related to these matters and, accordingly, no reserve had been established. Similar claims may be pursued by other investors.
At September 30, 2010, FHN had not reserved for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.

Private Mortgage Insurance
PMI was required by GSE rules for certain of the loans sold to GSEs and also was provided for certain of the loans that were securitized. PMI generally was provided for first lien loans having a loan-to-value ratio at origination of greater than 80 percent that were sold to GSEs or securitized. Although unresolved PMI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been rescinded or cancelled for all loan sales and securitizations. In determining adequacy of the repurchase reserve, FHN considered $87.2 million in UPB of loans sold where PMI coverage was rescinded or cancelled for all loan sales and securitizations. To date, a majority of PMI cancellation notices have involved loans sold to GSEs. At September 30, 2010, all estimated loss content arising from PMI rescission and cancellation matters related to loans sold to GSEs.
First Lien, HELOC and Second Lien Non-GSE Whole Loan Sales
FHN originated through its former national retail and wholesale channels and subsequently sold HELOC and second lien mortgages through whole loan sales. These loans were underwritten to the guidelines of that channel as either combination transactions with first lien mortgages or stand alone transactions. The whole loan sales were generally done on a serviced retained basis and contained representations and warranties customary to such loan sales and servicing agreements in the industry with specific reference to seller’s underwriting and servicing guidelines. Loans were subject to repurchase in the event of early payment defaults and for breaches of representations and warranties. In 2009, FHN settled a substantial portion of its repurchase obligations for these loans through an agreement with the primary purchaser of HELOC and second lien loans. This settlement included the transfer of retained servicing rights associated with the applicable second lien and HELOC loan sales. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans excluded from the above settlement for which there is a breach of representations and warranties provided to the buyers. The remaining repurchase reserve for these loans is minimal reflecting the settlement discussed above.
FHN has also sold first lien mortgages without recourse through whole loan sales to non-GSE purchasers. As of September 30, 2010, 15 percent of the active pipeline (inclusive of PMI cancellation notices and all other claims) were claims from private whole loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.
Loan Repurchase Requests Related to Branch Sales
FHN also sold loans as part of branch sales that were executed during 2007 as part of a strategic decision to exit businesses in markets FHN considered non-strategic. Unlike the loans sold to GSEs or sold privately as discussed above, these loans were originated to be held to maturity as part of the loan portfolio. FHN has received repurchase requests related to HELOC from one of the purchasers of these branches. On September 30, 2010, the UPB of unresolved repurchase requests related to this sale was $28.9 million. These amounts are not included in the repurchase pipeline. Those unresolved repurchase requests are the subject of an arbitration proceeding. Based on an analysis of the circumstances FHN has established an immaterial reserve at September 30, 2010 based on its interpretation of the sale agreement. Because of the uncertainty of the potential outcome of the arbitration proceedings, and also due to uncertainties regarding potential remedies that are within the discretion of the arbitration panel, FHN otherwise cannot determine probable loss or estimate a range of loss at this time that may result from these arbitration proceedings. FHN expects to re-assess the reserve each quarter as the arbitration progresses.
Repurchase Accrual Methodology
The estimated inherent losses that result from these obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and declining housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet within loans held for sale upon repurchase. In estimation of the accrued liability for loan repurchases and make-whole obligations, FHN estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities observed by management. The liability includes accruals for probable losses beyond what is observable in the ending pipeline of repurchase/make-whole requests and active PMI cancellations at any given balance sheet date. The estimation process begins with internally developed proprietary models that are used to assist in developing a baseline in evaluating inherent repurchase-related loss content. These models are designed to capture historical loss content from actual repurchase activity experienced. The baseline for the repurchase reserve uses historical loss factors that are applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage and are applied to more recent sale vintages to estimate inherent losses incurred but not yet realized. Due to the lagging nature of this model and relatively short period available in which actual loss trends were observed, management then applies qualitative adjustments to this initial baseline estimate.
In order to incorporate more current events, such as the level of repurchase requests or PMI cancellation notices, FHN then overlays management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests (“the active pipeline”) related to breach of representations and warranties, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and average rescission rates between 40 percent and 50 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels. On September 30, 2010, the active pipeline was $469.0 million with over 90 percent of all unresolved repurchase and make-whole claims relating to loans sold to GSEs. For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been rescinded or cancelled. Beginning in late 2009, FHN began to observe noticeable increases in notifications by private mortgage insurers asserting grounds for insurance cancellation. When assessing loss content related to loans where PMI has been cancelled, FHN first reviews the amount of unresolved PMI cancellations that are in the active pipeline and adjusts for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applies loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved PMI pipeline for loans that were sold to GSEs. For GSE PMI cancellation notices, the methodology for determining the accrued liability contemplates a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN has been less successful in favorably resolving mortgage insurance cancellation notifications with PMI companies. Loss severity rates applied to GSE PMI cancellation notifications are consistent with those applied to actual GSE claims. For GSE PMI cancellation notifications where coverage has been ultimately rescinded or cancelled and are no longer included in the active pipeline, FHN applies a 100 percent repurchase rate in anticipation that such loans ultimately will result in repurchase/make-whole requests from the GSEs since PMI coverage for certain loans is a GSE requirement. In determining adequacy of the repurchase reserve, FHN considered $87.2 million in UPB of loans sold where PMI coverage was rescinded or cancelled for all loan sales and securitizations.
Active Pipeline
The following table provides a rollforward of the active repurchase request pipeline, including related unresolved PMI cancellation notices, and information regarding the number of repurchase requests resolved during the three and nine month periods ended September 30, 2010 and 2009:

Table 16 — Rollforward of the Active Pipeline
For the three and nine month periods ended September 30, 2010:

	1st Liens		2nd Liens		HELOC		Total
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — July 1, 2010	1,268	$269,004	88	$5,489	7	$821	1,363	$275,314
Additions	838	174,625	24	1,329	—	—	862	175,954
Decreases	(536)	(114,041)	(93)	(5,742)	(2)	(230)	(631)	(120,013)
Adjustments (a)	75	12,824	3	306	—	1	78	13,131

Ending balance — September 30, 2010	1,645	342,412	22	1,382	5	592	1,672	344,386

Legacy mortgage banking PMI cancellation notices:
Beginning balance — July 1, 2010	629	135,758	—	—	—	—	629	135,758
Additions	150	33,218	—	—	—	—	150	33,218
Decreases	(115)	(26,554)	—	—	—	—	(115)	(26,554)
Adjustments (a)	(108)	(17,837)	—	—	—	—	(108)	(17,837)

Ending balance — September 30, 2010	556	124,585	—	—	—	—	556	124,585

Total ending active pipeline — September 30, 2010 (b)	2,201	$466,997	22	$1,382	5	$592	2,228	$468,971

(a)	Generally, adjustments reflect reclassifications between repurchase requests and PMI cancellation notices and/or updates to UPB.

(b)	Active pipeline excludes repurchase requests related to HELOCs sold in connection with branch sales.

	1st Liens		2nd Liens		HELOC		Total
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — January 1, 2010	702	$149,829	39	$2,335	1	$354	742	$152,518
Additions	1,846	392,528	131	7,678	14	773	1,991	$400,979
Decreases	(978)	(212,769)	(151)	(8,937)	(10)	(536)	(1,139)	$(222,242)
Adjustments (a)	75	12,824	3	306	—	1	78	$13,131

Ending balance — September 30, 2010	1,645	342,412	22	1,382	5	592	1,672	344,386

Legacy mortgage banking PMI cancellation notices:
Beginning balance — January 1, 2010	452	103,170	—	—	—	—	452	103,170
Additions	518	112,338	—	—	—	—	518	112,338
Decreases	(306)	(73,086)	—	—	—	—	(306)	(73,086)
Adjustments (a)	(108)	(17,837)	—	—	—	—	(108)	(17,837)

Ending balance — September 30, 2010	556	124,585	—	—	—	—	556	124,585

Total ending active pipeline — September 30, 2010 (b)	2,201	$466,997	22	$1,382	5	$592	2,228	$468,971

(a)	Generally, adjustments reflect reclassifications between repurchase requests and PMI cancellation notices and/or updates to UPB.

(b)	Active pipeline excludes repurchase requests related to HELOCs sold in connection with branch sales.

Table 16 — Rollforward of the Active Pipeline (continued)
For the three and nine month periods ended September 30, 2009:

	1st Liens		2nd Liens		HELOC		Total
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — July 1, 2009	750	$145,293	29	$2,167	6	$957	785	$148,417
Additions	253	51,661	100	4,517	—	—	353	56,178
Decreases	(231)	(46,291)	(15)	(1,515)	(5)	(603)	(251)	(48,409)

Ending balance — September 30, 2009	772	150,663	114	5,169	1	354	887	156,186

Legacy mortgage banking PMI cancellation notices:
Beginning balance — July 1, 2009	122	29,054	—	—	—	—	122	29,054
Additions	128	30,129	—	—	—	—	128	30,129
Decreases	(1)	(417)	—	—	—	—	(1)	(417)

Ending balance — September 30, 2009	249	58,766	—	—	—	—	249	58,766

Total ending active pipeline — September 30, 2009 (a)	1,021	$209,429	114	$5,169	1	$354	1,136	$214,952

(a) Active pipeline excludes repurchase requests related to HELOCs sold in connection with branch sales.

	1st Liens		2nd Liens		HELOC		Total
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — January 1, 2009	457	$85,505	22	$1,247	4	$513	483	$87,265
Additions	814	165,546	133	6,893	5	707	952	173,146
Decreases	(499)	(100,388)	(41)	(2,971)	(8)	(866)	(548)	(104,225)

Ending balance — September 30, 2009	772	150,663	114	5,169	1	354	887	156,186

Legacy mortgage banking PMI cancellation notices:
Beginning balance — January 1, 2009	13	3,283	—	—	—	—	13	3,283
Additions	268	68,427	—	—	—	—	268	68,427
Decreases	(32)	(12,944)	—	—	—	—	(32)	(12,944)

Ending balance — September 30, 2009	249	58,766	—	—	—	—	249	58,766

Total ending active pipeline — September 30, 2009 (a)	1,021	$209,429	114	$5,169	1	$354	1,136	$214,952

(a) Active pipeline excludes repurchase requests related to HELOCs sold in connection with branch sales.

The following graph depicts inflows into the active pipeline by claimant type beginning January 1, 2009 through September 30, 2010:
GSEs account for 97 percent of all actual repurchase/make-whole requests in the pipeline as of September 30, 2010 and 85 percent of the active pipeline, inclusive of PMI cancellation notices and all other claims. The pipeline includes loans associated with unresolved PMI cancellation notices. Additionally, GSE loans account for approximately 57 percent of loans for which FHN has received a PMI notification requesting cancellation that is included in the active pipeline. Consistent with originations, a majority of GSE claims have been from Fannie Mae and 2007 represents the vintage with the highest volume of claims.
Open lines of communication with both Fannie Mae and Freddie Mac (whose requests account for approximately 97 percent of all GSE repurchase/make-whole requests since third quarter 2008) have been established and maintained. Working arrangements with both agencies include weekly and monthly phone calls to review the current pipeline as well as address any concerns requiring immediate attention. Contractual agreements with Fannie Mae and Freddie Mac state a response should be completed within 30 days of receiving a repurchase request. Given the accumulation of GSE repurchase requests at FHN and backlog at the GSEs, FHN has been able to take additional time as needed to complete repurchase request reviews. At this point, FHN has not suffered any penalties from responses after the 30-day contractual period. The volume of new claims, slow responses from GSEs and PMI companies, and an iterative resolution process, have contributed to the overall growth in the active pipeline.
The most common reasons for GSE repurchase demands are claimed misrepresentations related to missing documents in the loan file, issues related to employment and income (such as misrepresented stated-income or falsified employment documents and/or verifications), and undisclosed borrower debt. Since the divestiture of the national origination platform in August 2008, less than full documentation loans accounted for approximately 25 percent of GSE repurchase and make-whole claims while approximately 75 percent of the claims have resulted from loans originated as full documentation loans. Additionally, total repurchase and make-whole claims related to private whole loan sales of sub-prime and option adjustable-rate mortgages have accounted for only 5 percent of all claims since the divestiture in 2008. The following graph shows the composition of repurchase and make-whole claims by loan documentation type:

The following table provides information regarding resolutions (outflows) of the active pipeline during the three and nine month periods ended September 30, 2010 and 2009:
Table 19 — Active Pipeline Resolutions and Other Outflows

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
(Dollars in thousands)	Number	UPB (a)	Number	UPB (a)

Repurchase, make whole, settlement resolutions	389	$71,155	158	$29,464
Rescissions or denials	227	47,211	85	17,427
Other, PMI, information requests	130	28,201	9	1,935

Total resolutions	746	$146,567	252	$48,826

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
(Dollars in thousands)	Number	UPB (a)	Number	UPB (a)

Repurchase, make whole, settlement resolutions	700	$134,557	341	$65,309
Rescissions or denials	364	72,775	186	35,404
Other, PMI, information requests	381	87,996	53	16,456

Total resolutions	1,445	$295,328	580	$117,169

(a)	If available, FHN uses current UPB in all cases. If current UPB is unavailable, the original loan amount is substituted for current UPB. When neither is available, the claim amount is used as an estimate of current UPB.
Consistent with the composition of the active repurchase and make-whole claims pipeline, 93 percent of the resolutions experienced during 2010 through September 30 have been attributable to loans sold to GSEs, primarily Fannie Mae.
Repurchase and Foreclosure Liability
Management considered the level and trends of repurchase requests as well as PMI cancellation notices when determining the adequacy of the repurchase and foreclosure liability. Although the pipeline of requests has been increasing, FHN also considered that a majority of these sales ceased in third quarter 2008 when FHN sold its national mortgage origination business. FHN has received the greatest amount of repurchase or make-whole claims, and associated losses, related to loans that were sold on a whole loan basis during 2006 and 2007. FHN compares the estimated losses inherent within the pipeline and the estimated losses resulting from the baseline model with current reserve levels. Changes in the estimated required liability levels are recorded as necessary.
The following table provides a rollforward of the repurchase liability by loan product type for the three and nine month periods ended September 30, 2010 and 2009:
Table 20 — Reserves for Repurchase and Foreclosure Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

First Liens
Beginning balance	$155,934	$52,237	$104,463	$34,771
Provision for repurchase and foreclosure losses	46,396	24,083	138,270	68,658
Net realized losses	(35,937)	(17,294)	(76,340)	(44,403)

Ending balance	$166,393	$59,026	$166,393	$59,026

Second Liens
Beginning balance	$6,066	$20,011	$1,269	$6,997
Provision for repurchase and foreclosure losses	2,541	1,609	7,338	21,635
Net realized losses	—	(19,756)	—	(26,768)

Ending balance	$8,607	$1,864	$8,607	$1,864

HELOC
Beginning balance	$2,603	$4,636	$2,781	$5,557
Provision for foreclosure losses	—	(1,679)	—	(1,679)
Net realized losses	(14)	74	(192)	(847)

Ending balance	$2,589	$3,031	$2,589	$3,031

Total Reserves for Repurchase and Foreclosure Losses
Beginning balance	$164,603	$76,884	$108,513	$47,325
Provision for repurchase and foreclosure losses	48,937	24,013	145,608	88,614
Net realized losses	(35,951)	(36,976)	(76,532)	(72,018)

Ending balance	$177,589	$63,921	$177,589	$63,921

Generally, repurchased loans are included in loans held for sale and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet. Refer to the discussion of repurchase and foreclosure reserves under Critical Accounting Policies and also Note 9 - Contingencies and Other Disclosures for additional information regarding FHN’s repurchase obligations.
Industry Repurchase Trends
FHN, like many other financial institutions that originated and sold significant amounts of mortgage loans, has experienced elevated exposure to repurchase obligations from investors. Based on review of other companies’ filings and recent news releases in various media outlets, it appears that FHN’s overall trends in repurchase/make-whole requests are generally consistent with others in the industry. However, there are several reasons that could cause our exposure and associated losses to differ from the experience of others within our industry or to diverge from our recent experience.
While FHN was an originator and servicer of residential mortgage loans and HELOCs during the years preceding the collapse of the housing market, substantially all of its mortgage banking operations was sold in third quarter 2008. Therefore, all originations ceased through this national channel while industry peers continued to originate loans beyond this date. As a result, FHN has a finite amount of loans that are subject to repurchase obligations. It is unclear whether or how this affects FHN’s settlement opportunities with GSEs, for whom FHN no longer originates loans, in connection with the repurchase notification and during the appeals process.

Other reasons FHN’s experience could deviate from industry peers or otherwise change include: (1) FHN has limited insight into industry peers’ estimation methodologies; (2) other companies may have better access to the current status of the loans they sold due to their retention of servicing for those loans; and (3) the current environment, where purchasers of loans are under significant pressure to reduce losses, has no recent historical precedent and therefore is inherently unpredictable. With the sale of national mortgage banking operations and strategic decision to focus on core banking businesses within the Tennessee footprint, FHN executed numerous bulk sales of its servicing portfolio to various buyers. Prior to the sale, the UPB of the loans in the servicing portfolio was approximately $98 billion compared with approximately $31 billion as of September 30, 2010. At this time, FHN continues to service all of the loans sold through proprietary securitizations, but now services only $12 billion of loans that were sold to GSEs. For loans originated and sold but no longer serviced, we do not have visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity that may reduce repurchase exposure.
Additionally, variations in product mix of loan originations and investors (i.e., GSE versus proprietary) during those periods could also create disparities in the ultimate exposure to repurchase obligations between FHN and others within the industry. FHN transferred jumbo mortgage loans and Alt-A first lien mortgage loans in proprietary securitizations whereas others within the industry could have a mix that includes larger amounts of sub-prime loans which could result in varying amounts of repurchase exposure.
Reinsurance Obligations
A wholly-owned subsidiary of FHN has agreements with several providers of private mortgage insurance whereby the subsidiary has agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the private mortgage insurance premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors vary for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involves the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performs an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor has been penetrated. Management obtains the assistance of a third-party actuarial firm in developing its estimation of loss content. This process includes consideration of factors such as delinquency trends, default rates, and housing prices which are used to estimate both the frequency and severity of losses. By the end of third quarter 2009, substantially all of FHN’s reinsurance corridors had been fully reflected within its reinsurance reserve for the 2005 through 2008 loan vintages. No new reinsurance arrangements were initiated after 2008.
In 2009 and 2010, FHN agreed to settle certain of its reinsurance obligations with a primary insurer through termination of the related reinsurance agreement, which resulted in a decrease in the reserve balance totaling $48.7 million and a transfer of the associated trust assets. As of September 30, 2010, FHN has reserved $11.5 million for its estimated liability under the remaining reinsurance arrangements. In accordance with the terms of the contracts with the primary insurers, as of September 30, 2010, FHN has placed $9.4 million of prior premium collections in trust for payment of claims arising under the reinsurance arrangements.
The following table provides a rollforward of the reinsurance reserve for the three and nine month periods ended September 30, 2010 and 2009:
Table 21 — Reserves for Reinsurance Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2010	2009	2010	2009

Beginning balance	$13,134	$60,836	$29,321	$38,531
Expense recognized	(507)	3,559	(1,296)	25,864
Payments to primary insurers	(2,785)	(946)	(4,594)	(946)
Reduction of liability from settlements	—	(18,944)	(13,589)	(18,944)
Other	1,649	—	1,649	—

Ending balance	$11,491	$44,505	$11,491	$44,505

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
CAPITAL MANAGEMENT AND ADEQUACY
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets. The Capital Management Committee, chaired by the Executive Vice President of Funds Management and Corporate Treasurer, reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital Management Committee also recommends capital management policies, which are submitted for approval to ALCO and the Executive & Risk Committee and the Board as necessary.
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
COMPLIANCE RISK MANAGEMENT
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to FHN’s activities. Management, measurement, and reporting of compliance risk are overseen by the Compliance Risk Committee. Key executives from the business segments, legal, risk management, and service functions are represented on the committee. Summary reports of Committee activities and decisions are provided to the appropriate governance committees. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.
CREDIT RISK MANAGEMENT
Credit risk is the risk of loss due to adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing, liquidity/funding, and asset management activities. The nature and amount of credit risk depends on the types of transactions, the structure of those transactions and the parties involved. In general, credit risk is incidental to trading, liquidity/funding, and asset management activities, while it is central to the profit strategy in lending. As a result, the majority of credit risk is associated with lending activities.
FHN assesses and manages credit risk through a series of policies, processes, measurement systems, and controls. The Credit Risk Management Committee (“CRMC”) is responsible for overseeing the management of existing and emerging credit risks in the company within the broad risk tolerances established by the Board. The Credit Risk Management function, led by the Chief Credit Officer, provides strategic and tactical credit leadership by maintaining policies, overseeing credit approval and servicing, and managing portfolio composition and performance.
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
All of the above activities are subject to independent review by FHN’s Credit Risk Assurance Group. The Executive Vice President of Credit Risk Assurance is appointed by and reports to the Executive & Risk Committee of the Board. Credit Risk Assurance is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, credit policies, and credit risk management processes.
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
CRITICAL ACCOUNTING POLICIES
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
FHN’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Consolidated Condensed Financial Statements of FHN are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if (1) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (2) different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of FHN’s financial condition, changes in financial condition or results of operations.
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

ALLOWANCE FOR LOAN LOSSES (ALLL)
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, and (3) it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking and non-strategic segments. A management committee comprised of representatives from Risk Management, Finance, and Credit performs a quarterly review of the assumptions used and FHN’s ALLL analytical models, qualitative assessments of the loan portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, management reviews the level of the ALLL with the Executive and Risk Committee of FHN’s Board of Directors.
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
FHN presumes a guarantor’s willingness to perform until financial support becomes necessary or if there is any current or prior indication or future expectation that the guarantor may not willingly and voluntarily perform under the terms of the guarantee.
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
For impaired assets viewed as collateral dependent, fair value estimates are obtained from a recently received and reviewed appraisal. Appraised values are adjusted down for costs associated with asset disposal and for the estimates of any further deterioration in values since the most recent appraisal. Upon the determination of impairment for collateral-dependent loans, FHN charges off the full difference between book value and our best estimate of the asset’s net realizable value. As of September 30, 2010, the total amount of individually impaired commercial loans is $471.6 million; $222.6 million of these loans are carried at the fair value of collateral less estimated costs to sell and do not carry reserves.
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
Table 22 — Prepayment Assumptions

	Three Months Ended
	September 30
	2010	2009

Prepayment speeds
Actual	22.0%	17.8%
Estimated*	26.2	26.2

*	Estimated prepayment speeds represent monthly average prepayment speed estimates for each of the periods presented.
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
Float Income: Estimated float income is driven by expected float balances (principal, interest, and escrow payments that are held pending remittance to the investor or other third-party) and current market interest rates, including the thirty-day LIBOR and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair value of MSR.
FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On September 30, 2010 and 2009, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.
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
Hedging the Fair Value of MSR
FHN enters into financial agreements to hedge MSR in order to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. Specifically, FHN enters into interest rate contracts (including swaps, swaptions, and mortgage forward purchase contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR are hedged. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. Changes in the value of the hedges are recognized as a component of net servicing income in Mortgage banking noninterest income. Successful economic hedging will help minimize earnings volatility that may result from carrying MSR at fair value. FHN determines the fair value of the derivatives used to hedge MSR (and excess interests as discussed below) using quoted prices for identical instruments in valuing forwards and using inputs observed in active markets for similar instruments with typical inputs including the LIBOR curve, option volatility, and option skew in valuing swaps and swaptions.

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
The extent to which the change in fair value of excess interest is offset by the change in fair value of the derivatives used to hedge this asset depends primarily on the hedge coverage ratio maintained by FHN. Also, as previously noted, to the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments, which could significantly impact FHN’s ability to effectively hedge certain components of the change in fair value of excess interest and could result in significant earnings volatility.
REPURCHASE AND FORECLOSURE RESERVES
Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to government sponsored enterprises (“GSEs”). Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) were sold to investors predominantly through proprietary securitizations but also, to an extent, through whole loan sales to private non-GSE purchasers. In addition, through its legacy mortgage business FHN originated with the intent to sell and sold HELOC and second lien mortgages through whole loan sales to private purchasers.
Regarding these past loan-sale activities, FHN has exposure to potential loss primarily through two legal avenues. First, investors/purchasers of these mortgage loans may request that FHN repurchase loans or make the investor whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties are different based on deal structure and counterparty. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient.
From 2005 through 2008, FHN originated and sold $69.5 billion of such loans to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $40.8 billion of such loans without recourse in proprietary transactions.
For loans sold or securitized without recourse, FHN has obligations to either repurchase the loan for the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by FHN upon closing of the sale. Contractual representations and warranties vary significantly depending upon the transaction to transfer interests in the loans. Typical whole loan sales include broad representations and warranties, while proprietary securitizations include more limited representations and warranties. Refer to the Repurchase and Related Obligations from Loans Originated for Sale for a discussion of representation and warranties for loans sold or securitized.

Repurchase Accrual Methodology
The estimated inherent losses that result from these obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and declining housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet within loans held for sale upon repurchase. In estimation of the accrued liability for loan repurchases and make-whole obligations, FHN estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities observed by management. The liability includes accruals for probable losses beyond what is observable in the ending pipeline of repurchase/make-whole requests and active GSE PMI cancellations at any given balance sheet date. The estimation process begins with internally developed proprietary models that are used to assist in developing a baseline in evaluating inherent repurchase-related loss content. These models are designed to capture historical loss content from actual repurchase activity experienced. The baseline for the repurchase reserve uses historical loss factors that are applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage and are applied to more recent sale vintages to estimate inherent losses incurred but not yet realized. Due to the lagging nature of this model and relatively short period available in which actual loss trends were observed, management then applies qualitative adjustments to this initial baseline estimate.
In order to incorporate more current events, such as the level of repurchase requests or PMI cancellation notices, FHN then overlays management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests (“the active pipeline”) related to breach of representations and warranties, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and average rescission rates between 40 percent and 50 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels. On September 30, 2010, the active pipeline was $469.0 million with over 90 percent of all unresolved repurchase and make-whole claims relating to loans sold to GSEs. For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been rescinded or cancelled. Beginning in late 2009, FHN began to observe noticeable increases in notifications by primary mortgage insurers asserting grounds for insurance cancellation. When assessing loss content related to loans where PMI has been cancelled, FHN first reviews the amount of unresolved PMI cancellations that are in the active pipeline and adjusts for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applies loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved PMI pipeline for loans sold to GSEs. For GSE PMI cancellation notices, the methodology for determining the accrued liability contemplates a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN has been less successful in favorably resolving mortgage insurance cancellation notifications with PMI companies. Loss severity rates applied to GSE PMI cancellation notifications are consistent with those applied to actual GSE claims. For PMI cancellation notifications where coverage has been ultimately rescinded or cancelled and are no longer included in the active pipeline, FHN applies a 100 percent repurchase rate in anticipation that such loans ultimately will result in repurchase/make-whole requests from the GSEs since PMI coverage for certain loans is a GSE requirement.
Active Pipeline
FHN has received a majority of the repurchase requests from loans that were sold to GSEs through whole loan sales with a smaller amount from investors in private whole loan sales. Generally, loan delinquency prompts a GSE’s initial review of a loan file for violations of contractual representations and warranties. Currently, FHN services only $12 billion of the loans sold to GSEs which limits visibility into the current status (i.e. current UPB, delinquency, refinance activity, etc.) of the loans that were sold. This presents uncertainty in estimating future repurchase claims from GSEs without knowing the current performing status of loans sold potentially subject to contractual representations and warranties. Uncertainty also exists in estimating repurchase obligations due to incomplete knowledge regarding the status of investors’ reviews.
A sizeable percentage of the active pipeline is related to notices of private mortgage insurance cancellations. PMI was required for many but not all loans sold to GSEs. Although unresolved PMI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content. For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been rescinded or cancelled for all loan sales and securitizations. In determining adequacy of the repurchase reserve, FHN considered $87.2 million in UPB of loans sold where PMI coverage was lost which inherently presents additional uncertainty when estimating inherent loss content as it is difficult to predict the amount of PMI cancellations that will ultimately materialize into formal repurchase requests. PMI generally was required for first lien loans having a loan-to-value ratio at origination of greater than 80 percent that were securitized. To date, a majority of PMI cancellation notices have involved loans sold to GSEs. At September 30, 2010, all estimated loss content arising from PMI rescission and cancellation matters related to loans sold to GSEs.
In third quarter 2010, new repurchase requests or “pipeline inflows” were $209.2 million which increased the ending active repurchase pipeline to $469.0 million on September 30, 2010. Generally, repurchased loans are included in loans held for sale and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet. The UPB of loans that were repurchased during third quarter 2010 was $31.3 million. As of September 30, 2010, the UPB of repurchased loans in held for sale was $69.1 million with an associated fair value of $43.3 million. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition.
Loans Sold With Full or Limited Recourse
In addition, certain mortgage loans were sold to investors with limited or full recourse in the event of mortgage foreclosure. FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On September 30, 2010 and 2009, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $60.7 million and $71.6 million, respectively.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (“FHA”) and Veterans Administration (“VA”). FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On September 30, 2010 and 2009, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.2 billion and $3.3 billion, respectively. Additionally, on September 30, 2010 and 2009, $.8 billion and $1.1 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.

Repurchase and Foreclosure Liability
FHN has evaluated its exposure under all of these obligations, including a smaller amount related to equity-lending junior lien loan sales, and accordingly, has reserved for losses of $177.6 million and $63.9 million as of September 30, 2010 and 2009 respectively. At September 30, 2010, FHN had not reserved for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient related to proprietary securitizations. Reserves for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense is included within repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. See Note 9 –Contingencies and Other Disclosure and the Repurchase and Related Obligations from Loans Originated for Sale section in this MD&A for additional information regarding FHN’s repurchase and make-whole obligations.
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
Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. The balance sheet method is used to determine deferred taxes. Under this method, the net deferred tax asset or liability is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test. If the “more likely than not” test is not met a valuation allowance must be established against the deferred tax asset. On September 30, 2010, FHN’s net DTA was $294 million with no related valuation allowance. FHN evaluates the likelihood of realization of the $294 million net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at September 30, 2010, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized $294 million net DTA is more likely than not.
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
The assessment of contingent liabilities, including legal contingencies, involves the use of critical estimates, assumptions, and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or decisions of arbitrators, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at page 110, (b) the section entitled “Risk Management — Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2009 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2009 Annual Report to shareholders.
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
Item 1A Risk Factors
The following supplements the “Financing, Funding, and Liquidity Risks” discussion in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, and also relates to discussion under the caption “Recent Regulatory and Legislative Proposals” in Item1A of that report and Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2010.
          International banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new international rules, known as “Basel III”, generally increase the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital and impose a new liquidity measurement. The Basel III requirements are complex and will be phased in over many years.
          The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Law”) requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital and liquidity. It is not known whether or to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system, but it is expected that the U.S. reforms will include an increase in capital requirements, a narrowing of what qualifies as appropriate capital and impose a new liquidity measurement. One likely effect of a significant tightening of U.S. capital requirements would be to increase our cost of capital, among other things. Any permanent significant increase in our cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential effects could include less ability to pay cash dividends and repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table, including the explanatory notes, is incorporated herein by reference to Table 13 and the explanatory notes included in Item 2 of Part I — First Horizon National Corporation — Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 95.
Item 4 [Reserved]

Items 3 and 5
As of the end of the third quarter 2010, the answers to Items 3 and 5 were either inapplicable or negative, and therefore these items are omitted.
Item 6 Exhibits
(a)	Exhibits.

Exhibit No.	Description

3.2	Bylaws of First Horizon National Corporation, as amended and restated October 19, 2010, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed October 21, 2010.

4*	Instruments defining the rights of security holders, including indentures.

10.1(a2)**	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

10.5(j)**	Sections of Director Policy pertaining to compensation (as amended October 19, 2010)

10.8(h)**	Salary Stock Unit Program (as amended October 18, 2010)

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 31-34 and pages 151-152 in the Corporation’s 2009 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2010, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)***	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)***	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101****	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2010 and 2009; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2010 and 2009; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2010 and 2009; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009; (v) Notes to Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.

Exhibit No.	Description

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase

101.DEF****	XBRL Taxonomy Extension Definition Linkbase

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	Management or director contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

***	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.

****	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: November 1, 2010	By:	/s/ William C. Losch III
		Name:	William C. Losch III
		Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of First Horizon National Corporation, as amended and restated October 19, 2010, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed October 21, 2010.

4*	Instruments defining the rights of security holders, including indentures.

10.1(a2)**	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

10.5(j)**	Sections of Director Policy pertaining to compensation (as amended October 19, 2010)

10.8(h)**	Salary Stock Unit Program (as amended October 18, 2010)

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 31-34 and pages 151-152 in the Corporation’s 2009 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 20, 2010, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)***	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)***	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101****	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2010 and 2009; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2010 and 2009; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2010 and 2009; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009; (v) Notes to Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase

101.DEF****	XBRL Taxonomy Extension Definition Linkbase

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	Management or director contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

***	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.

****	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
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