Form 10-K
period 2010-12-31
FIRST HORIZON NATIONAL CORP
filed 2011-02-25
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
- or -
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
                                                                                 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

At June 30, 2010, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $2.5 billion.

At January 31, 2011, the registrant had 263,329,590 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2010 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 19, 2011 – Part III

PART I

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2010 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2010 Annual Report to shareholders.

ITEM 1
BUSINESS

General Overview.

          First Horizon National Corporation (the “Corporation,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2010, the Corporation had total consolidated assets of $24.7 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies.

          We provide diversified financial services primarily through our principal subsidiary, First Tennessee Bank National Association (the “Bank”), and its subsidiaries. Financial results of operations are reported through segments based on financial accounting and reporting principles rather than the legal structure of the Bank and other subsidiaries. In first quarter 2010, we revised our operating segments to better align with our strategic direction, representing a renewed focus on our regional banking franchise and capital markets business. Key changes include the addition of a non-strategic segment which combines the former mortgage banking and national specialty lending segments, the movement of our correspondent banking business from capital markets to regional banking, and the shift of first lien mortgage production in the Tennessee footprint to the regional banking segment. As a result, at year-end 2010 FHN has four business segments: regional banking, capital markets, corporate, and non-strategic.

          The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, insurance services, financial planning, trust services and asset management, health savings accounts, credit card, cash management, check clearing services, correspondent banking services, and mortgage originations within the Tennessee-based footprint. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions.

          Capital markets provides financial services for the investment and banking communities through the integration of traditional capital markets securities activities, loan sales, portfolio advisory services, and derivative sales

          The corporate segment consists of unallocated corporate income/expenses including gains and losses on the repurchase of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and certain charges related to restructuring, repositioning, and efficiency initiatives.

          The non-strategic segment includes the former mortgage banking and national specialty lending segments, exited businesses and loan portfolios, other discontinued products and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

          The approximate percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) ascribed to each of our segments for the past three years is set forth below.

REVENUE MIX ASSOCIATED WITH BUSINESS SEGMENTS

	2010	2009	2008

Regional Banking	52%	44%	38%
Capital Markets	26%	32%	23%
Corporate	4%	3%	4%
Non-Strategic	18%	21%	35%

          Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II hereof and Note 21 to the Consolidated Financial Statements contained in our 2010 Annual Report to Shareholders. During 2010 approximately 57% of our consolidated revenues were provided by fee and other noninterest income and approximately 43% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

          The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2010 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.7 billion and contributed the majority of our consolidated revenue from continuing operations. At December 31, 2010, the Bank had $24.5 billion in total assets, $15.5 billion in total deposits, and $16.1 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2010.

          At December 31, 2010, the Corporation’s subsidiaries had over 200 business locations in 17 U.S. states, Hong Kong, and Tokyo, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

          At December 31, 2010, the Bank had 184 financial center bank branch locations in three states: 174 branches in the five major metropolitan areas of Tennessee discussed in the “Competition” section beginning on page 16 of this report; 2 branches in northwestern Georgia; and 8 branches in northwestern Mississippi. The branches in Georgia and Mississippi are Tennessee-based, being associated with the Chattanooga and Memphis, Tennessee metropolitan market areas included within the Bank’s regional footprint. In addition, the Bank had eight other financial services offices open to customers in five states: one each in Kentucky and Virginia; two in North Carolina; and four in Tennessee. Nearly all bank branch locations, and some of the other offices, have on-premises ATMs. Nearly all financial center bank branches provide a full range of banking services, and all provide basic banking services. The Bank also has off-premises ATMs along with support offices in its banking markets, and offices associated with its headquarters in Memphis, Tennessee. At December 31, 2010, the Bank planned in 2011 to open one new branch and to consolidate or close five selected branches as part of its ongoing efficiency initiatives. The planned closures were based in part on a review of customer usage and are intended to be minimally disruptive to customer service.

          FTN Financial products and services, at December 31, 2010, were offered through 18 offices in total, including 16 offices in 14 states plus an office in each of Hong Kong and Tokyo.

          At December 31, 2010, we provided the following services through our subsidiaries:

•	general banking services for consumers, businesses, financial institutions, and governments

•

through FTN Financial – fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; loan sales; advisory services; and derivative sales

•	discount brokerage and full-service brokerage

•	correspondent banking

•	transaction processing – nationwide check clearing services and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	equipment finance

•	investment and financial advisory services

•	mutual fund sales as agent

•	retail and commercial insurance sales as agent

•	mortgage banking services

•	services related to health savings accounts

          Over the past six years we have undergone substantial changes. Prior to 2008 our principal businesses were in the areas of regional banking, capital markets, and home mortgage. Our regional banking footprint was in the major Tennessee-based market areas. Our capital markets business, which had primarily institutional customers, was nationwide in scope. We had home mortgage offices across the U.S. and were using those offices to expand our banking business. We had opened over 30 bank branches – more than 15% of our total branches at that time – in selected mortgage markets; we made home equity loans through our mortgage offices; and we made commercial loans in many mortgage markets, mostly to homebuilders. We refer to these mortgage-driven activities outside of our regional banking markets as our “national” businesses.

          Starting in 2007 the economic environment began to worsen significantly, especially in terms of residential real estate transactions and values. That environment became a recession which continued into 2009 and in many respects continues to impact the U.S. economy today. In 2007 we began to change our strategy substantially. During this time we focused on enhancing our credit management processes, improving our efficiency, redirecting resources to support and build our regional banking and capital markets businesses, and eliminating through sale or closure those business units which no longer fit our strategy, and those efforts are continuing today. By the end of 2008 most of our national businesses had been sold or closed, including our mortgage businesses outside of Tennessee, our national lending businesses, and all of our national bank branches. We raised significant amounts of equity capital twice in 2008, once by selling common stock in the public markets and later by selling preferred stock and a common stock warrant to the U.S. Treasury. In 2008 and 2009 our loan loss expense climbed to very high levels. In 2010 we raised additional common equity capital as well as senior debt capital while retiring the U.S. Treasury’s preferred stock. During these three years we have retired debt and become less leveraged.

          These actions have changed our company in substantial ways. At the end of 2010 we are a smaller company in terms of assets and liabilities than we were in 2005, with a different business mix and strategic focus. We still hold a substantial amount of legacy national assets, mostly in the form of retail and commercial loans, and our efficiency and other re-focus efforts are continuing. The following table provides selected data concerning our revenues, assets, liabilities, and shareholders’ equity for the past six years.

SELECTED CONSOLIDATED REVENUE, ASSET, LIABILITY, AND EQUITY DATA*
(Dollars in millions; financial condition data shown as of December 31)

	2010	2009	2008	2007	2006	2005

Net interest income	$730.8	$776.5	$895.1	$940.6	$996.9	$984.0
Provision for loan losses	270.0	880.0	1,080.0	272.8	83.1	67.7
Noninterest income	955.7	1,254.8	1,468.4	815.5	1,105.5	1,240.4
Total assets	24,699.0	26,068.7	31,022.0	37,015.5	37,918.3	36,579.1
Total deposits	15,208.2	14,867.2	14,241.8	17,032.3	20,213.2	23,317.6
Total long term debt	3,228.1	2,891.1	4,767.7	6,828.4	5,836.4	3,437.6
Total liabilities	22,020.9	22,766.2	27,447.3	34,584.6	35,160.6	33,936.2
Preferred Stock Series CPP	—	798.7	782.7	—	—	—
Total Shareholders’ Equity	2,678.0	3,302.5	3,574.6	2,430.9	2,757.7	2,642.8

          * Certain previously reported items have been reclassified to agree with current presentation.

Other General Information.

          An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements, which information is incorporated into this Item 1 by this reference.

          All of the Corporation’s operating subsidiaries are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Highland Capital Management Corp., Martin and Company, Inc., First Tennessee Advisory Services, Inc., and First Tennessee Brokerage, Inc. are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., and FTN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Tennessee Insurance Services, Inc. and First Horizon Insurance Services, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a captive insurance company. First Horizon Insurance, Inc.’s subsidiaries, First Horizon Insurance Group, Inc. and First Horizon Insurance Agency, Inc., are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corp., First Horizon Insurance, Inc., First Horizon Insurance Services, Inc., First Tennessee Insurance Services, Inc., First Horizon Insurance Group, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. FTN Financial Asia, Ltd. is a subsidiary based in Hong Kong. FTN Financial Asia, Ltd. is registered to carry on a Type 1 regulated activity (Dealing in Securities) with the Securities and Futures Commission in Hong Kong, and its Tokyo, Japan office is registered with the Kanto Local Finance Bureau as a Type-I Financial Instruments Business pursuant to the Financial Instruments and Exchange Law of Japan. First Horizon Insurance Agency, Inc. has ceased doing business.

          Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2010.

          Neither the Corporation nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

          We do not experience material seasonality. We do experience a degree of seasonal variation in certain revenues and expenses. Historically, these variations have somewhat increased certain expenses and somewhat diminished certain revenues principally in the first quarter of each year for the Regional Banking and Capital Markets segments.

          At December 31, 2010, the Corporation and its subsidiaries had 5,487 employees, or 5,435 full-time-equivalent employees, not including contract labor for certain services.

          For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition, Glossary, and Acronyms sections contained in pages 3 through 91 of the Corporation’s 2010 Annual Report to Shareholders, which sections are incorporated herein by reference.

          The Corporation’s current internet address is www.fhnc.com. In the Investor Relations – SEC Filings section of its internet website, the Corporation makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission. Additional information regarding materials available on the Corporation’s website is provided in Item 10 of this report beginning on page 42.

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

          In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2010, the Corporation estimates that it held approximately 13% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “- Interstate Banking and Branching Legislation” below.

          The Bank is a national banking association subject to regulation, examination and supervision by the Comptroller as its primary federal regulator. In addition, the Bank is insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank, and a newly created federal Bureau of Consumer Financial Protection (the “Bureau”) has substantial regulatory authority regarding consumer products and practices. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

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

          If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve, the Comptroller, and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should pay cash dividends only out of current operating earnings.

          In addition, under the Federal Deposit Insurance Act (“FDIA”), an FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

          At December 31, 2010 and at January 1, 2011, under dividend restrictions imposed under applicable federal laws as outlined above, the Bank could not legally declare cash dividends on the Bank’s common or preferred stock without obtaining regulatory approval. The application of those restrictions to the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis section beginning on page 58 of the Corporation’s 2010 Annual Report to Shareholders, which section is incorporated herein by reference. As mentioned in that section, the Bank has applied for OCC approval to declare dividends on the Bank’s outstanding preferred stock payable in April 2011. The Bank has not requested approval to pay common dividends to the Corporation, its sole common stockholder.

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

          The payment of cash dividends by the Corporation and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. Furthermore, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

          In 2008 the Corporation discontinued paying a quarterly cash dividend to its common stockholders and began distributing a dividend payable in shares of common stock. In 2010 the Corporation returned to profitability, but preferred stock payments to the Treasury in connection with the TARP program significantly exceeded those earnings. In January 2011 the Corporation, having exited the TARP program, resumed a cash dividend at the rate of one cent per share, substantially lower than the rate prior to 2008. For the reasons mentioned above, the Corporation’s dividend rate may remain muted until its earnings are stronger and less volatile.

          Transactions with Affiliates

          There are various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank’s purchases of or investments in the securities of and purchases of assets from the Corporation and its nonbank subsidiaries, the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of the Corporation and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Corporation and its nonbank subsidiaries, and certain bank transactions with the Corporation and its nonbank subsidiaries, or with respect to which the Corporation and its nonbank subsidiaries act as agent, participate or have a financial interest. The Bank (including for purposes of this paragraph all subsidiaries of the Bank) generally may not extend credit to the Corporation or to any other affiliate (other than another subsidiary bank and certain exempted affiliates) in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to the Corporation or to such other affiliates. Extensions of credit and other transactions between the Bank and the Corporation or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies.

          Capital Adequacy

          The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less any amounts of goodwill, other intangible assets, and other items that are required to be deducted (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2010, the Corporation’s consolidated Total Capital and Tier 1 Capital ratios were 18.65% and 13.99%, respectively.

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

          During 2009, the U.S. Department of the Treasury, the Federal Reserve Board, the FDIC, and the OCC initiated a capital assessment program. Under the program, the capital needs of selected major U.S. banking institutions were evaluated for resilience under economic stress. If that assessment indicated a need for additional capital, the affected institution was allowed to seek a specific amount of additional private capital and, failing that, could have been required to issue mandatory convertible preferred shares to a government agency. In 2011 it appears likely that a second round of capital assessment testing will be initiated for financial institutions larger than $50 billion in assets. It is possible that similar stress-assessment processes will become an important methodology by which regulators judge the capital and liquidity strength of banks and holding companies of all sizes, in addition to the bright-line numerical tests mentioned in this “Supervision and Regulation” section.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2010, was 10.96%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2010. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

          Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action” beginning on page 10 of this report for additional information.

          In 1999, the Basel Committee on Banking Supervision launched its efforts to develop an improved international capital adequacy framework by issuing its proposals to revise the 1988 Capital Accord, sometimes known as Basel I. In June 2004, the Basel Committee issued a new capital framework (Basel II) which consisted of minimum capital requirements, a supervisory review process, and the effective use of market discipline.

          In September 2006 the U.S. regulators published a revised Notice of Proposed Rulemaking (NPR) for Basel II. The Final Rule on Advanced Capital Adequacy Framework – Basel II took effect in the U.S. in 2008. The Final Rule currently applies only to certain core banks with total assets of $250 billion or more, but allows non-core banks to opt-in. Under the Final Rules the Bank is considered to be a non-core bank. For those non-core banks that do not opt in, an NPR was issued in December 2006, known as Basel IA, which proposed certain revisions to the Basel I capital rules. In July 2008 the agencies issued a supplemental NPR. At year-end 2010, the 2006 and 2008 NPRs remain unimplemented. If implemented, the net effect of these NPRs would allow non-core banks the option of adopting the Standardized Approach of the Basel II Framework or remaining under the Basel I framework.

          In 2010 international banking industry regulators largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new international rules, known as “Basel III”, generally increase the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital. Among other things, Basel III establishes these minimum ratios: common equity to risk weighted assets of 4.5%; Tier 1 capital of

6%; and total capital of 8%. Basel III additionally requires banks to hold a 2.5% countercyclical buffer added to each of those ordinary minimum ratios during certain periods determined by regulators from time to time. The Basel III requirements are complex and will be phased in over many years, generally from 2013 to 2018.

          The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“DF Act”) requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital. It is not known whether or to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system, but it is expected that the U.S. reforms will include an increase in capital requirements and a narrowing of what qualifies as appropriate capital.

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

          Under Federal Reserve policy the Corporation is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

          At December 31, 2010, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. As noted under the caption “Capital Adequacy” beginning on page 8 of this report, it is expected that significant changes to those requirements will be implemented in the future.

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

          Federal law also allows a national bank to establish and operate a de novo branch or acquire an existing branch in a state in which the bank is not headquartered and does not maintain a branch if the OCC approves the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the bank were chartered by that state.

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

          No new financial activity may be commenced under the GLB Act unless the national bank and all of its depository institution affiliates have at least “satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the GLB Act contains a number of other provisions that may affect the Bank’s operations, including functional regulation of the Bank’s securities operations by the SEC and the Bank’s insurance operations by the states and limitations on the use and disclosure to third parties of customer information. At December 31, 2010, the Corporation is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 4 of this report.

          Dodd-Frank Act

          The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“DF Act”) was enacted on July 21, 2010. The DF Act made a substantial number of significant changes to how financial services companies are regulated. Most of the most sweeping changes in the DF Act are not complete or specific but instead authorize potentially expansive new regulations to be issued in the future, possibly over several years. Overall, the Corporation expects that the DF Act and its regulations are likely to increase the Corporation’s regulatory compliance and certain other costs significantly, and they are likely to constrain operations and revenues in some respects, perhaps significantly in some areas.

          Provisions or topics of the DF Act and the regulatory regimes which will arise under it that the Corporation anticipates will be key to the Corporation and the Bank are:

●

A new Financial Stability Oversight Council (“Council”) was created which oversees financial industry regulators and regulation in certain areas, especially relating to the areas of risk and stability. Those areas are so broad that the Council conceivably could impact nearly every aspect of the Corporation’s businesses.

●

The DF Act requires capital requirements to be re-examined by regulators and made counter-cyclical. It is likely that this effort, especially in combination with a possible U.S. adoption of Basel III (discussed in the “Capital Adequacy” section beginning on page 8 of this report), will result in new capital and other standards for the Corporation and the Bank. In addition to requirements affecting capital and leverage, those new standards could include restrictions on the payment of cash dividends and on the repurchase of shares.

●

The DF Act excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $200 million of currently outstanding long-term securities from the Corporation’s Tier 1 capital after a phase-in period has passed.

●

The DF Act established a new Bureau of Consumer Financial Protection (“Bureau”). The Bureau has expansive regulatory authority over consumer products and practices in the financial services industry, including the authority to define deceptive practices and centralize consumer complaints.

●

Recently proposed regulations under the DF Act’s so-called Durbin Amendment would severely cap the interchange fees which banks charge merchants for debit card transactions. The proposed cap could substantially reduce the Bank’s revenues from interchange fees and could disrupt that business, and is likely to cause the Bank and others in the industry to revamp debit card practices and fee structures.

●	The DF Act refocused regulator attention on the possible relationships of compensation practices to risk management.
●	The DF Act made permanent the $250,000 FDIC’s general deposit insurance limit, and allows banks to pay interest on certain business checking accounts beginning in 2011.
●

The DF Act is likely to substantially increase deposit insurance costs. The assessment rate is expected to increase, at least temporarily, and the base upon which the assessment is made has been expanded from insured deposits to include all consolidated assets less tangible capital.

●	The DF Act created a new registration regime for municipal securities advisors, along with new fiduciary duties.
●	The DF Act authorized the regulatory imposition of fiduciary duties on retail securities brokers and restrictions on such brokers from including arbitration clauses in customer agreements.

●

The DF Act imposed new duties on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types.

●	The DF Act substantially restricted so-called proprietary trading and investments in hedge funds or private equity funds.

The list above is not exhaustive. It reflects the Corporation’s current assessment of the DF Act provisions that are reasonably likely to have a substantial impact in the future. It is possible that at least some other areas unexpectedly will become significant to the Corporation or the Bank as the regulatory processes unfold.

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

          During 2008 and 2009, losses from bank failures significantly diminished the DIF. Late in 2008 the FDIC announced a multi-year restoration plan for the DIF which included an increase in deposit insurance premium rates of 7 basis points across all rate categories, effective for the first quarter of 2009. In June 2009 the FDIC imposed an emergency 20-basis-point special assessment. In November 2009 the FDIC required banks to pre-pay three years of premiums in 2009. Early in 2010 the FDIC announced an initiative to link deposit insurance premium rates to the risks associated with a bank’s employee compensation structures. In July 2010 the DF Act was passed, requiring the FDIC to further reform funding for the DIF and mandating several changes, most notably that insurance premiums be based on an institution’s consolidated assets net of tangible capital rather than on its insured deposit base. Early in 2011 the FDIC adopted a new assessment system beginning in April 2011 which will create a new rate grid. In the grid, base rates will range from 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually. Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Further rate increases or other actions may be imposed in 2011 or later to restore or maintain the DIF or to further other regulatory objectives.

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

          Compensation and Risk Management

          In 2010 the Federal Reserve, OCC, and other agencies issued guidance to regulated banks and holding companies intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. The guidance was followed by regulatory reviews of certain larger institutions, not including the Corporation. In 2010 the Corporation formalized and enhanced a risk management process for assessing risk in incentive compensation plans. That enhanced process was implemented on a limited trial basis in 2010 and is expected to be more fully implemented in 2011. Also, early in 2011 regulators proposed additional rules pertaining to compensation practices and reporting. The Corporation is evaluating the effects of this proposal.

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

          The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of the Corporation and the Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Proposals.

          Various bills are from the time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies which could affect the business of the Corporation and its subsidiaries. An example of recent legislation calling for substantial new regulatory measures is discussed under “Dodd-Frank Act” beginning on page 13 of this report. It cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

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

Sources and Availability of Funds.

          Specific reference is made to the Management’s Discussion and Analysis, Glossary, and Acronyms sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 91 (including pages 58 through 61) of the Corporation’s 2010 Annual Report to Shareholders, which sections are incorporated herein by reference.

Non-U.S. Operations.

          Our non-U.S. operations are not material.

Statistical Information Required by Guide 3.

          The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Results of Operations and Financial Condition, Glossary, and Acronyms sections set forth at pages 3 through 91 of the Corporation’s 2010 Annual Report to Shareholders. Certain information not contained in the 2010 Annual Report to Shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)

Investment Portfolio (Dollars in thousands)	2010	2009	2008

Government agency issued mortgage-backed securities & collateralized mortgage obligations	$2,638,698	$2,189,507	$2,587,497
U.S. Treasuries	87,444	48,129	48,720
Other U.S. government agencies*	53,226	118,145	133,701
States and municipalities	26,015	44,400	65,360
Other	226,547	294,287	289,875

Total	$3,031,930	$2,694,468	$3,125,153

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. government.

Loan Portfolio (Dollars in thousands)	2010	2009	2008	2007	2006

Commercial:
Commercial, financial and industrial	$7,338,155	$7,149,784	$7,819,455	$7,120,118	$7,161,464
Commercial real estate:
Income CRE	1,406,646	1,774,123	1,988,017	1,976,690	1,884,794
Residential CRE	263,878	639,826	1,288,435	2,091,676	2,044,619

Total Commercial	9,008,679	9,563,733	11,095,907	11,188,484	11,091,057

Retail:
Consumer real estate	5,617,618	6,931,435	7,749,368	8,047,492	8,092,834
Permanent mortgage	1,086,859	1,085,668	1,126,784	510,420	471,396
One-time close residential construction	19,276	229,487	980,798	2,008,289	2,085,133
Credit card and other	292,649	313,561	325,333	348,831	364,485
Restricted real estate loans*	757,491	N/A	N/A	N/A	N/A

Total	$16,782,572	$18,123,884	$21,278,190	$22,103,516	$22,104,905

* Prior to 1Q10, amount was included in Commercial Real Estate.

Short-Term Borrowings (Dollars in thousands)	2010	2009	2008

Federal funds purchased and securities sold under agreements to repurchase	$2,114,908	$2,874,353	$1,751,079
Commercial paper	-	-	3,130
Trading liabilities	361,920	293,387	359,502
Other short-term borrowings	180,735	761,758	4,276,559

Total	$2,657,563	$3,929,498	$6,390,270

Maturities of Certificates of Deposit $100,000 and more on December 31, 2010

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

Certificates of deposit $100,000 and more	$96,797	$112,937	$150,381	$201,635	$561,750

Contractual Maturities of Commercial Loans on December 31, 2010

(Dollars in thousands)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total

Commercial, financial and industrial	$3,309,217	$2,853,025	$1,175,913	$7,338,155
Commercial real estate	853,799	701,367	115,358	$1,670,524

Total	$4,163,016	$3,554,392	$1,291,271	$9,008,679

For maturities over one year:
Interest rates - floating		$2,505,936	$634,018	$3,139,954
Interest rates - fixed		1,048,456	657,253	1,705,709

Total		$3,554,392	$1,291,271	$4,845,663

ITEM 1A
RISK FACTORS

          This Item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile, or materially impact our financial results and condition. Our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have a risk management governance structure that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure.

          The following discussion highlights risks which could impact us in material ways by causing our future results to differ materially from our past results, by causing future results to differ materially from current expectations, or by causing material changes in our financial condition. In this Item we have outlined risks that we believe are important to us at the present time. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.

TABLE OF ITEM 1A TOPICS

Forward-Looking Statements

          This report, including materials incorporated into it, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

          Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for First Horizon to repurchase previously sold or securitized mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technology; demand for our product offerings; new products and services in the industries in which we operate; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal

Reserve), Financial Industry Regulatory Authority (FINRA), Federal Deposit Insurance Corporation (FDIC), the Bureau of Consumer Financial Protection (Bureau), the Financial Stability Oversight Council (Council), and other regulators; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

          We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented below, in other sections of this report, or in material incorporated by reference into this report. Readers of this report should carefully consider the factors discussed in this Item below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

          We compete with other financial services companies for customers. Our primary areas of competition include: retail and commercial deposits and bank loans, wealth management, personal or consumer loans including home mortgages and lines of credit, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve the markets which we serve. Some competitors are banks, subject to the same regulatory regime as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for customers, refer to the “Competition” heading of Part I, Item 1 beginning on page 16 of this report.

          We compete for financial capital. See “Financing, Funding, and Liquidity Risks” beginning on page 31 of this report for additional information concerning those risks.

          We also compete to acquire and retain the human capital we need to thrive. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.

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

          Since 2007, our operating results have been adversely affected by such a weakness in the economy, especially in real estate markets and commercial lending. In 2010 we experienced overall credit quality improvement, but with volatility from quarter to quarter in some portfolios. For example, at the end of 2010 our income commercial real estate portfolio remains stressed and we continue to expect industry conditions for income commercial real estate to remain stressed. Although we expect those overall and specific trends to continue into 2011, that expectation depends upon a continued mild economic recovery, among other things, which may not occur. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations in particular decline, that could result in, among other things, a further deterioration in credit quality, including a resultant adverse effect on our loan portfolio and allowance for loan losses.

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
●

in our capital markets business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers in the US and overseas;

●

our ability to develop and retain profitable customer relationships while expanding or enhancing our existing information processing, technology, and other operational infrastructures effectively and efficiently;

●	our ability to manage the liquidity and capital requirements associated with organic growth; and
●	our ability to manage any operational, cultural, liquidity or capital risks associated with growth through purchases.

We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

          To the extent we engage in bank or non-bank business acquisitions, we face various risks associated with that practice, including:

●	our ability to identify, analyze, and correctly assess the execution, contingency, and other risks in the acquisition and to price the transaction appropriately;
●	our ability to integrate the acquired company into our operations quickly and cost-effectively;
●	our ability to integrate the franchise value of the acquired company with our own; and,
●	our ability to retain customers and key employees of the acquired company.

          At times a company must consider exiting businesses or units that no longer fit into management’s plans for the future. We have made several exit moves in recent years and could do so again as we continue to adapt to a changing business and regulatory environment. Key risks associated with exiting a business include:

●	our ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;
●	our ability to identify and implement key customer, technology systems, and other transition actions to avoid or minimize negative effects on retained businesses;
●	our ability to assess and manage any loss of synergies that the exited business had with our retained businesses; and
●	our ability to manage capital, liquidity, and other challenges that may arise in the event of an exit that results in significant cash expenditures or a financial loss.

Risks Related to Exited Businesses

          In 2008 we sold or closed our national mortgage and national specialty lending businesses. However, we retain as assets many of the loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. We also retain a substantial portion of the mortgage servicing rights that we previously serviced, we continue to maintain hedge positions that we obtain to manage certain risks related to those retained servicing rights, and we retain the risk of liability to parties with whom we made contracts in the course of operating those businesses. These legacy assets and positions continue to impose risks on us. Key risks include:

●

The retail and commercial loans on our books from our former national specialty lending business have experienced significantly higher default and loss rates compared to pre-recession years. For example, due to declining home values, home loans secured on a second-lien basis in a significant number of cases have little or no collateral value to cover the loan if it defaults. Accordingly, a default on such a loan today will result in a much higher loss severity than would have resulted shortly after the loan was originated.

●

The incidence of parties claiming that mortgage loans that we sold to them did not meet contractual standards rose substantially in 2010, and we are defending a few claims brought in 2010 that our disclosures concerning securitized loans were deficient. Those trends may continue in 2011. Additional information concerning this risk appears in “Mortgage Repurchase and Related Risks” beginning on page 24 of this report.

●	The incidence of counterparty loss on hedges, swaps, and other such instruments associated with mortgage servicing rights may rise as those counterparties experience financial stress or failure.
●

In 2008 we contracted with the purchaser of our national mortgage business to subservice the mortgage loans as to which we retained servicing rights and obligations. In 2011 that contract will expire and we will have to obtain a new subservicer. We expect that our subservicing costs are likely to increase substantially under the terms of any new agreement relative to the terms of our 2008 agreement.

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

Reputation Risks

          Our ability to conduct and grow our businesses, and to obtain and retain customers, is highly dependent upon external perceptions of our business practices and our financial stability. Our reputation is, therefore, a key asset for us. Our reputation is affected principally by our own practices and how those practices are perceived and understood by others. Adverse perceptions regarding the practices of our competitors, or our industry as a whole, also may adversely impact our reputation. In addition, negative perceptions relating to parties with whom we have important relationships may adversely impact our reputation. Senior management oversees processes for reputation risk monitoring, assessment, and management.

          Damage to our reputation could hinder our ability to access the capital markets or otherwise impact our liquidity, could hamper our ability to attract new customers and retain existing ones, could impact the market value of our stock, could create or aggravate regulatory difficulties, and could undermine our ability to attract and retain talented employees, among other things. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk.

Credit Risks

          We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Since 2007 our credit losses, especially related to lending, increased to historically high levels. Although in recent quarters our credit losses have abated, in 2010 credit losses and reserves remained significantly elevated.

          Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan customers and other counterparties and the value of any collateral, including real estate. We manage lending credit risk by attempting to diversify our loan portfolio, by managing its granularity, and by recording and managing an allowance for expected loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We also record loan charge-offs in accordance with accounting and regulatory guidelines and rules. These guidelines and rules could change and cause charge-offs to increase for reasons related or unrelated to the underlying performance of our portfolio. Moreover, the SEC could take accounting positions applicable to our holding company that may be inconsistent with those taken by the OCC or other regulators for the Bank. We manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance having too much risk concentrated with any one counterparty.

          A significant challenge for us is to keep the credit and other models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on our experience originating loans and servicing loan portfolios. In recent years we have changed our models and approaches based on changes in circumstances, and we will continue to do so as conditions change. At times those changes have had significant impacts upon our reported financial results and condition. In addition, we use those models and approaches to manage our loan portfolios and lending businesses. To the extent our models and approaches are not consistent with underlying real-world conditions, our management decisions could be adversely affected with substantial adverse consequences to us. Additional information concerning credit risks and our management of them is set forth under the captions “Credit Risk Management” beginning on page 55 and “Allowance for Loan Losses” beginning on page 77 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Mortgage Repurchase and Related Risks

          Like many other financial institutions that originated and sold significant amounts of mortgage loans, we have experienced elevated exposure to repurchase obligations from investors. Prior to August 2008, we originated loans through our legacy mortgage business, primarily first lien home loans, with the intention of selling them. A substantial majority of such loans were sold without recourse as to credit defaults by the borrowers. From 2005 through 2008, we originated and sold $69.5 billion original principal amount of first lien mortgage loans to government-sponsored enterprises (“GSEs”) in so-called whole-loan sales. Although additional GSE whole-loan sales occurred in earlier years, a substantial majority of GSE repurchase requests (discussed below) have come from that period. In addition, from 2000 through 2007, we securitized $40.8 billion original principal amount of first lien mortgage loans and $2.5 billion original principal amount of HELOC loans without recourse in proprietary transactions.

          Whole-loan purchasers have increased their efforts to seek to require loan sellers to repurchase those loans or to reimburse purchasers for losses related to those loans when losses are incurred due to actual or alleged failure to strictly conform to the purchase contract representations or warranties. A substantial majority of our whole loan sales were to GSEs. The representations and warranties generally are broader for whole loans sold to the GSEs than they are for the loans sold in proprietary securitizations. GSE representations and warranties claims typically include claims that loans that had missing or insufficient file documentation or that loans were obtained through fraud by borrowers or other third parties such as appraisers. As a result, we face increasing pressure from GSE and other whole-loan purchasers to repurchase those loans or to make the purchaser whole, and we face increasing expenses to administer and in some cases to defend against such claims. Although we have been increasing our reserves for repurchase losses significantly over prior quarters a risk remains that these reserves will not be adequate.

          For loans sold in proprietary securitizations we have exposure for investment rescission or damages arising from legal claims that the offering documents under which the loans were securitized were materially deficient. In 2010 we became one of many defendants in three such lawsuits, and we have had information subpoenaed in another matter which is not litigation against us at present. There is also potential repurchase exposure and rescission risk associated with the proprietary securitizations under the contracts through which the securitizations were created. The repurchase process is more difficult for securitization investors than it is for GSEs in whole loan sales, and at year-end no such requests had been received. Additionally, the HELOC securitizations are enhanced, or “wrapped,” by a monoline insurance company that has certain contractual rights to pursue repurchase. Also, the monoline insurer for three such securitizations has become insolvent. At December 31, 2010, based on applicable accounting guidance associated with pending litigation and in light of the absence of any conventional repurchase requests, we had no reserve for potential losses associated with private securitizations.

          A significant portion of the loans we sold to GSEs, and some of the loans in proprietary securitizations, were required to have private mortgage insurance (“PMI”). We have experienced a significant increase in the number of rescission notices we have received from the insurers which wrote these policies, based on claims of fraud or misrepresentations relating to the insured loans. To date a majority of

PMI cancellations have involved loans sold to GSEs. Although unresolved PMI cancellation notices are not formal repurchase requests, we include these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs.

          Our ability to predict repurchase losses is adversely affected by both the absence of significant historical precedent for repurchase requests of this scope and our lack of visibility into current loan information for the majority of the loans that we sold to GSEs. As a result of the sale of our national mortgage banking business in the third quarter of 2008 and later sales of mortgage servicing rights, we no longer service the majority of the loans that we sold to GSEs and therefore no longer have visibility into current loan information. Those facts increase the risk that our reserves may not reflect our actual ultimate loss.

          While the vast majority of claims made to date relate to whole-loan sales to GSEs, we could possibly see an increase in claims made with respect to other purchasers and investors, which may increase over time. As a result, the number of repurchase requests, PMI cancellation notices, or lawsuits may increase materially over time. An increase in the volume of such claims beyond what we are currently experiencing, or an increase in the loss rate we experience upon resolution of these claims, could adversely affect our financial condition and results of operations.

          Additional information concerning these risks and our management of them is set forth under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 61 and “Repurchase and Foreclosure Liability” beginning on page 80 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Operational Risks

          Our ability to conduct and grow our businesses is dependent in part upon our ability to create and maintain an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events. Inadequacies may present themselves in a myriad of ways, and actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make such systems more robust may also make them less adaptable, and vice-versa.

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

          For example, in 2008 we sold our national mortgage origination and servicing platforms. We retained significant servicing right assets, however, and we continue to originate mortgage products in our regional banking markets in and around Tennessee. Of practical necessity, we outsourced our servicing functions to the purchaser of our platforms, and since then we have outsourced many key roles in the Tennessee-based mortgage origination process to a third party. Managing the operational, compliance, reputational, liability, and other risks associated with this level of outsourcing in those business areas is an ongoing challenge for us.

          Failure to build and maintain the necessary operational infrastructure, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable laws or regulatory standards. Operational risk is specifically managed through internal monitoring, measurement, and assessment by line management and oversight of processes by top management, and by maintaining systems to adhere to regulatory guidance. Additional information concerning operational risks and our management of them appears under the caption “Operational Risk Management” beginning on page 54 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Service Risks

          We engage in a wide range of activities in which we provide services to customers. These activities create risk of claims against us that the services were provided in a manner that harmed the customer or a third party, or were contrary to applicable laws or rules. These activities include fiduciary, custodial, funds management, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes.

Regulatory, Legislative, and Legal Risks

          We operate in a heavily regulated industry. The regulatory environment has been changing more rapidly in recent years, and the regulatory burdens generally have been increasing, as a result of recent events affecting traditional banking, mortgage banking, and financial markets generally. Heightened levels of regulatory change are likely to continue for at least the next several years.

          We are subject to many banking, deposit, insurance, insurance brokerage, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 5, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting our ability to share or receive customer information and increasing our costs.

          The following paragraphs highlight certain specific important risk areas related to legal matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all legal risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

          Regulatory and Other Pressures Related to Operating Results

          The Bank is required to maintain certain regulatory capital levels and ratios, as discussed under the caption “Capital Adequacy” beginning on page 8 of this report. If the Bank’s financial losses from recent years were to resume, or if the regulatory requirements were to increase, then at some point the Bank’s ability to meet those requirements could be adversely affected. Those effects would be made worse if the regulatory requirements become more stringent, as is expected.

          Pressure to maintain appropriate capital levels and address business needs in a weak economy may lead to actions that could be adverse to our shareholders, at least in the short term. Such actions that have occurred in the past three years include the elimination of our common cash dividend (which was reinstated at one cent per share in January 2011), two sales of our common stock and the issuance of a common stock warrant at times when market prices were relatively disadvantageous, and a contraction of our balance sheet (involving sales or other dispositions of assets or businesses) at times when market values were depressed. Further such actions could occur.

          Recent Legislation: Dodd-Frank Act

          The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“DF Act”) was enacted on July 21, 2010. The DF Act made a substantial number of significant changes to how financial services companies are regulated. Additional information concerning the DF Act is provided in the section captioned “Dodd-Frank Act” beginning on page 13 of this report, which section is incorporated by reference into this Item 1A.

          Many of the most sweeping changes in the DF Act are not complete or specific but instead authorize potentially expansive new regulations to be issued in the future. At this time it is not known how the DF Act and the regulations that eventually will be adopted under it will affect the financial services industry in general or our company in particular, and it could be several years before all the impacts are known. Although it is not possible to summarize in any detail the effects of this legislation, one likely overall impact upon us will be to increase our regulatory compliance and certain other costs significantly. In addition, it is possible that our operations and associated revenues will be constrained in some respects, perhaps significantly in some areas. Areas covered by the DF Act which presently appear likely to present the greatest risks to us are mentioned below:

●

Due to the scope of the new regulations authorized, it is likely that our compliance costs will rise appreciably over the next several years, and a substantial portion of that increase likely will be permanent.

●

Recently proposed regulations under the DF Act’s so-called Durbin Amendment would severely cap the interchange fees which banks charge merchants for debit card transactions. It has been reported that the proposed cap could reduce banking industry reveues from interchange fees by more than 70% on average. A reduction of that scale could cost the Bank $30 million in revenues from interchange fees and could disrupt that business, and is likely to cause the Bank and others in the industry to revamp debit card practices and fee structures. The Bank may not be able to recover all of the revenues lost in the revamping process.

●

There is a risk that the burden of many of the increased compliance costs could be uneven over the industry in terms of the impact to each institution’s efficiency ratio (the ratio of costs to revenues), leaving some institutions disadvantaged relative to others. Uneven outcomes could arise because: larger institutions may be able to bear some of the new costs more efficiently due to economies of scale; some new burdens do not apply to smaller institutions at all or are intended to impact community banks much less than regional, national, or international banks; and, there is a risk of unintended impacts. Uneven impact may be inevitable because in most cases each new burden will apply only to a narrow range of activities, institutions have differing mixes of business activities, and the various burdens will be unequal from one activity to the next.
●

A new regulatory agency has been created: the Bureau of Consumer Financial Protection, or “Bureau.” The Bureau has substantial authority over our consumer finance products and services, and therefore is likely to have a substantial impact on our retail financial services businesses. Although presently unknown, the Bureau’s rules could conflict with, and possibly override, our Bank’s primary regulator in consumer matters. Since the Bureau’s mission is not focused upon the safety and soundness of our Bank, conflicts of that sort could be significantly adverse to us. The Bureau’s rule-making authority is extensive, including such things as setting terms and conditions on consumer products and services and defining deceptive practices. The Bureau’s rules could substantially reduce revenues, increase costs and risks, and otherwise make our consumer products and services less profitable or unprofitable.

●	The DF Act’s new municipal advisor registration regime could adversely affect our capital markets and other activities with municipal customers.
●

The DF Act allows banks to pay interest on certain business checking accounts beginning in 2011. If the industry responds by competing for those deposits with interest-bearing accounts, this provision would put some degree of downward pressure upon our net interest margin when it becomes effective.

●

The DF Act is likely to substantially increase our deposit insurance costs. The assessment rate is expected to increase, at least temporarily, and the base upon which the assessment is made has been expanded from insured deposits to include all consolidated assets less tangible capital.

●

The DF Act’s new requirements on mortgage lenders and securitizers could adversely impact our ability to conduct mortgage lending activities, and similarly could impact banks which are customers of ours. Regarding that last matter, we provide or facilitate working capital to support the mortgage lending businesses of some of our bank customers; those activities of ours could be harmed if our customers’ businesses are harmed.

●

Regulators, including the Federal Reserve, the OCC, and the FDIC, have been given expansive authority to regulate compensation and many other matters throughout our company in connection with enhanced risk regulation functions. If new regulations in this area are severe, they could adversely impact our ability to attract or retain key employees and could make some business activities impractical for banks and bank holding companies.

●

The DF Act appears to weaken existing federal pre-emption of state laws which regulate certain banking and financial activities, especially activities involving consumer customers, and it may limit the ability of federal regulators to pre-empt state laws in the future. In general, a weakening of federal pre-emption tends to increase our compliance and operational costs and risks, and can increase them substantially. Additional information on this topic is provided in the section captioned “Federal and State Regulatory Jurisdiction” beginning on page 29 of this report.

●

The DF Act has excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $200 million of currently outstanding securities from our Tier 1 capital after a phase-out period has passed. Perhaps more importantly, this provision could adversely affect our capital markets business in the future, which traditionally has helped other financial institutions issue trust preferred securities.

          Recent Legislation: Healthcare

          In 2010 a sweeping healthcare reform law was enacted. Many of the most significant provisions of this legislation depend upon substantial, and as yet unknown, regulations and other rules, and the application of many provisions are to be phased in over several years. Accordingly, the overall impact of the law upon us will not be known for some time. However, at this early time it appears likely that the new law will increase our costs and there is a significant risk that the increases over time will be substantial.

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

          In its 2009 decision known as Cuomo v. Clearing House Association L.L.C., the U.S. Supreme Court determined that the OCC does not have the exclusive ability to enforce certain state and local laws applicable to certain business activities of national banks which are not pre-empted by federal law. The Cuomo decision modified the position of the OCC and lower court decisions that had affirmed the OCC’s regulations regarding its visitorial power, and limited the application of a 2007 Supreme Court decision known as Watters v. Wachovia Bank N.A. which had been viewed as indirectly supportive of the OCC’s position. Cuomo holds that the National Bank Act allows states to enforce non-pre-empted laws through judicial proceedings against national banks. As discussed in the immediately preceding section captioned “Recent Legislation – Dodd-Frank Act,” federal pre-emption of state banking laws and regulations appears to have been weakened in 2010, though the effect that legislation remains unclear. Most states and some communities have in place various laws pertaining to lending and other business activities conducted by banks, some of which may not be pre-empted by federal law. Dealing with potential state and local enforcement activity relating to non-pre-empted laws would, at a minimum, increase the compliance costs for national banks that have multi-state operations.

          Mortgage Foreclosure Risks

          State and federal officials have announced and commenced inquiries and investigations into the procedures followed by mortgage servicing companies and banks, including us and our subservicer, in completing affidavits relating to foreclosures and into the authority of the servicer to foreclose if assignments of legal interests in the mortgage loans have not been properly recorded. We have received letters of informal inquiry from a few state attorneys general and are responding to and cooperating with those inquiries. Additional state or federal inquiries or investigations may be commenced. We cannot predict at this early stage the ultimate outcome of these inquiries and investigations or the impact that they could have on our financial condition, results of operations or business. Additional information concerning foreclosure-related risks and our management of them is set forth under the captions “Repurchase and Foreclosure Liability” beginning on page 71, “Foreclosure Practices” beginning on page 75, “Subserviced Loan Modification Programs” beginning on page 76, and “Repurchase and Foreclosure Liability” beginning on page 80 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

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

          Since 2008 the risks of certain types of litigation have increased. For us, the most notable of those types are (i) lender liability claims, (ii) claims involving other types of distressed counterparties, (iii) claims based on declines in our stock price, and (iv) a new type of lender tort claim. The risk from the first two types has increased primarily because borrowers and other contractual counterparties have experienced financial stress, in many cases resulting in an attempt to obtain funds or relief from a solvent party (us). We expect that this heightened risk level will not abate until after economic conditions substantially improve. The elevated risk associated with type (iii) largely is a result of our volatile stock price performance in 2007 and 2008, and eventually should fall back to ordinary levels if volatility in our stock price remains relatively moderate.

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

Risks of Expense Control

          Expenses and other costs directly affect our earnings. Our ability to successfully manage expenses is important to our long-term survival and prosperity. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, either by expansion or contraction, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. We manage expense growth and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes, and through an expense management committee.

Geographic Risks

          Our capital markets business is national in scope, and our capital markets division has a business presence in selected Asian markets. Also, we continue to hold substantial assets across the U.S. originated under our now-discontinued national lending businesses. However, our traditional banking business remains grounded in, and depends upon, the major Tennessee markets. As a result, although some of our business operations and assets are exposed to geographically broad risks, to a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact Tennessee and neighboring states where we do our traditional banking business. In other words, if the Tennessee region experiences adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader footprint.

Non-U.S. Operations Risks

          We have two capital markets offices outside of the United States, in Hong Kong and Tokyo. Opening and operating non-U.S. offices creates a number of risks. Specific risks associated with any non-U.S. presence include: the risk that taxes, licenses, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our ability to operate overseas profitably or at all; the risk that our assets and operations in a particular country could be nationalized in whole or part without adequate compensation; the risk that currency exchange rates could move unfavorably so as to diminish or destroy the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities, denominated in those currencies; the risk that legal recourse against foreign counterparties may be limited in unexpected ways; risks and costs associated with U.S. banking and other regulation of non-U.S. business activities; and the risk that political or cultural preferences in a particular host country might become antagonistic to U.S. companies. Our ability to manage those and other risks will depend upon a number of factors, including: our ability to recognize and anticipate differences in cultural and other expectations applicable to customers, employees, regulators, vendors, and other business partners and counterparties; our ability to recognize and act upon opportunities and constraints peculiar to the countries and cultures in which our offices operate; our ability to recognize and manage any exchange rate risks to which we are exposed; and our ability to anticipate the stability of or changes in the political, legal, and monetary systems of the countries in which our offices operate.

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

Financing, Funding, and Liquidity Risks

          Management of liquidity and related risks is a key function for our business. Additional information concerning liquidity risk management is set forth under the caption “Liquidity Management” beginning on page 58 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2010 were met principally by deposits and by financing from other financial institutions. Historically we also depended upon financing from private institutional investors by means of the capital markets. In 2008 and 2009 we were not able to utilize the private markets economically, but late in 2010 we issued and sold $500 million of senior notes in an underwritten offering. The recent past illustrates, however, the risk that capital markets may become unavailable for reasons beyond our control. Deposits traditionally have provided our most affordable funds, and in 2010 our deposits were trending upward despite the low-interest-rate environment. However, deposit trends can shift with economic conditions; if the economy improves, deposit levels in our Bank might fall as depositors become more comfortable with risk and seek higher returns in other vehicles.

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

          Rating agencies assign credit ratings to issuers and their debt. In that role, agencies directly affect the availability and cost of our funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. At December 31, 2010, all three rating agencies rated the unsecured senior debt of the Corporation and the Bank as investment grade, although we were at or near the lowest levels of that grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

          In addition to the direct liquidity risks noted above, reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. Additional information concerning those matters is provided under the caption “Derivative Instruments” within Note 25 to our financial statements, beginning on page 191 of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 15 of Part IV of this report.

          Certain regulatory laws or rules establish minimum capital levels or define risk-weighting for capital, regulate deposit insurance, and govern related funding matters for banks. Those laws or rules could be changed in a manner that could increase our overall cost of capital and thus reduce our earnings. Significant changes are expected in the next year or two, as mentioned in the next two paragraphs.

          International banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new international rules, known as “Basel III”, generally increase the capital required to be held, narrow the types of instruments which will qualify as providing appropriate capital, and tighten liquidity requirements. The Basel III requirements are complex and will be phased in over many years.

          The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“DF Act”) requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital. It is not known whether or to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system, but it is expected that the U.S. reforms will include an increase in capital requirements and a narrowing of what qualifies as appropriate capital. One likely effect of a significant tightening of U.S. capital requirements would be to increase our cost of capital, among other things. Any permanent significant increase in our cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential effects could include less ability to pay cash dividends and repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

Interest Rate and Yield Curve Risks

          A significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. Additional information concerning those risks and our management of them appears under the caption “Interest Rate Risk Management” beginning on page 56 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Our mortgage servicing rights (MSR) portfolio is affected by changes in interest rates. Although we sold our mortgage servicing platform in 2008, at present we still retain substantial MSR assets. The value of MSR assets declines when the underlying loans are refinanced, otherwise paid early, or charged off. Generally, when interest rates increase, the value of MSR generally increases, and when rates decline the value of MSR tends to decline. However, those general tendencies do not result in concrete outcomes in all circumstances; for example, a decrease in interest rates does not always result in a predictable increase in refinancings because other factors may blunt loan demand or curtail credit availability. Additional information concerning those risks and our management of them appears under the caption “Mortgage Servicing Rights (MSR) and Other Related Retained Interests” beginning on page 77 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

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

Securities Inventories and Market Risks

          Our capital markets business buys and sells various types of securities for its institutional customers. In the course of that business we hold inventory positions and are exposed to certain risks of market fluctuations. In addition, we are exposed to credit risk and interest rate risk associated with debt securities. We manage the risks of holding inventories of securities through certain policies and procedures, including hedging activities related to certain interest rate risks. Additional information concerning those risks and our management of them appears under the caption “Market Risk Management” beginning on page 54 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report, and in the “Credit Risks” discussion beginning on page 23 of this report.

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

          A major example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. Our pension funding obligations generally depend upon actuarial estimates of benefits claims and actuarial estimates of future plan asset values. To a substantial extent the pension plan invests its assets in marketable securities. Our obligations to fund the plan can diminish substantially if the plan’s investments perform well, and can grow substantially if those investments perform poorly. Changes in those obligations generally translate into positive or negative changes in our pension expense, which in turn affects our financial performance. Although our obligations and expenses relative to the plan can be affected by many other things, including changes in our participating employee population and changes to the plan itself, declines in market performance in recent years have tended to increase our obligations to fund the pension plan, and that tendency is likely to continue to be felt over the next several years. We announced in 2009 that we will implement a freeze of new benefits after 2012, and we changed the asset allocation investment strategy; although we expect these changes to moderate future volatility in this area, risk of some level of volatility is unavoidable. That risk of volatility would be amplified if certain actuarial assumptions change adversely, especially the discount rate used to estimate the adequacy of assets to cover projected benefits, or if the accounting rules regarding pension liability estimates change adversely.

Venture Capital Assets

          Venture capital investments are inherently volatile. The companies in which we have invested are much less mature, smaller, and much more unproven than a typical public company. Accordingly, those investments carry a substantial risk of loss which can be realized suddenly. Venture capital investments also are inherently illiquid. Although we have been winding down this business since 2008, the wind-down process is likely to occur over an extended period. At December 31, 2010 our venture capital investments had a book value of $13 million.

Hedge Risks

          In the normal course of our businesses, including (among others) banking, capital markets, and legacy mortgage servicing, we attempt to create partial or full economic hedges of various, though not all, financial risks. Our hedging activities are discussed in more detail in various places under the following captions of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report: “Risk Management,” beginning on page 53; and, “Critical Accounting Policies,” beginning on page 76. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

Accounting Risks

          Uncertainties in Estimates

          The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Three of our most critical estimates are: the level of the allowance for credit losses; the level of repurchase, make-whole, and foreclosure reserves; and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our goodwill or other assets, or we may recognize a significant decline in the fair value of our mortgage servicing rights, or we may make some other adjustment that will differ materially from the estimates that we make today. For additional information concerning the sensitivity of these estimates, refer to “Critical Accounting Policies” beginning on page 76 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our 2010 Annual Report to Shareholders.

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

Risks of Holding our Common Stock

          Holding Company Dividends

          Historically the Corporation has depended upon common dividends from the Bank for cash to fund common dividends paid to the Corporation’s shareholders. However, in part because of the losses experienced by the Bank since 2007, regulatory constraints generally will prevent the Bank from declaring and paying dividends to the Corporation in 2011 without regulatory approval. Also, we are required to provide financial support to the Bank. Additional information concerning those regulatory restrictions on the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis section beginning on page 58 of our 2010 Annual Report to Shareholders, which section is incorporated herein by reference.

          Furthermore, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

          In 2008 the Corporation discontinued paying a quarterly cash dividend to its common stockholders and began distributing a dividend payable in shares of common stock. In 2010 the Corporation returned to profitability, but preferred stock dividends to the Treasury in connection with the TARP program significantly exceeded those earnings. In January 2011 the Corporation, having exited the TARP program, resumed a cash dividend at the rate of one cent per share, substantially lower than the rate prior to 2008. For the reasons mentioned above, our dividend rate may remain muted until our earnings are stronger and less volatile.

          Dilution Potential

          We may decide to raise additional funds through public or private debt or equity financings to fund our operations, to increase our capital, or to expand. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current stockholders will be reduced, the new equity securities may have rights and preferences superior to those of the common stock, and additional issuances could be at sales price which is dilutive to current stockholders. We may also issue equity securities directly as consideration for acquisitions we may make that could be dilutive to current stockholders.

          Anti-takeover Provisions

          Provisions of Tennessee law, and certain provisions of our charter and bylaws, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to many of our stockholders.

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

          The Corporation has no properties that it considers materially important to its financial statements.

ITEM 3
LEGAL PROCEEDINGS

          The “Contingencies” section from Note 18 to the Consolidated Financial Statements appearing on pages 146-148 of the Corporation’s 2010 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4
[Reserved]

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

          The following is a list of executive officers of the Corporation as of January 31, 2011. The executive officers generally are appointed at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions

Charles G. Burkett	President – Banking of the Corporation and the Bank (2004)

Age: 60

Prior to November, 2005, Mr. Burkett was President – First Tennessee Financial Services and Executive Vice President of the Corporation and the Bank. Prior to April 2004 Mr. Burkett was President – Retail Financial Services/Memphis Financial Services.

John M. Daniel Age: 56	Chief Human Resources Officer of the Corporation and the Bank (2006)

From January 2001 to September 2006, Mr. Daniel was Executive Vice President in charge of Human Resources for Regions Financial Corporation.

Gregory D. Jardine	Chief Credit Officer of the Corporation and the Bank (2010)

Age: 55

From October 2009 until May 2010, Mr. Jardine was Executive Vice President of the Corporation and the Bank in charge of credit portfolio management. Before joining the Corporation, from January to September 2009, Mr. Jardine was a senior credit officer with Wells Fargo & Company in the wealth, brokerage and retirement services division. Prior to 2009 Mr. Jardine was a senior vice president with Wachovia Corporation with various duties including senior credit officer and senior risk officer for credit and counterparty risk in capital management and wealth management.

D. Bryan Jordan Age: 49	President and Chief Executive Officer of the Corporation and the Bank (2008); principal executive officer

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

James F. Keen Age: 60	Executive Vice President (2003) – Chief Accounting Officer of the Corporation and the Bank (2008); principal accounting officer

Mr. Keen was Corporate Controller of the Corporation from 1988 until July 2008, and of the Bank from 2001 until July 2008. In that capacity Mr. Keen was the Corporation’s principal accounting officer.

Michael E. Kisber	President – FTN Financial of the Corporation and the Bank (2011)

Age: 51

Mr. Kisber became President of the Bank’s FTN Financial division on January 1, 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President. In 2008 he became Director of Fixed Income for FTN.

William C. Losch III Age: 40	Executive Vice President – Chief Financial Officer of the Corporation and the Bank (2009); principal financial officer

From 1998 to January 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to January 2009.

Charles T. Tuggle, Jr. Age: 62	Executive Vice President – General Counsel of the Corporation and the Bank (2008)

From October 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to October 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.

Yousef A. Valine	Chief Risk Officer (2010) of the Corporation and the Bank

Age: 51

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

PART II

Note on Page Number References

             In this report, references to specific pages in the Corporation’s 2010 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2010 Annual Report to shareholders.

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market for the Corporation’s Common Stock:

          The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2010, there were 7,097 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)

the Summary of Quarterly Financial Information Table (Table 37)(page 85), the Selected Financial and Operating Data Table (page 2), and the “Liquidity Management” subsection (beginning on page 58) of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section contained in the Corporation’s 2010 Annual Report to Shareholders,

(ii)	Note 18 to the Consolidated Financial Statements beginning on page 146 of the 2010 Annual Report to Shareholders, and
(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 6 and 8, respectively, of Item 1 of Part I of this report on Form 10-K.

(b)	Sale of Unregistered Equity Securities:

During 2010 the Corporation sold no equity securities without registration under the Securities Act of 1933, as amended.

(c)	Issuer Repurchases:

          Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and regulatory restrictions. Pursuant to Board authority, the Corporation may repurchase shares from time to time for its stock option and other compensation plans, subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. The Corporation will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. During the time that the Corporation was a participant in the U.S. Treasury’s capital purchase program, which included most of 2010, all purchase authorization was subject to substantial restrictions under that program. Additional information concerning repurchase activity during the final three months of 2010 is presented in Table 13, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section appearing on page 30 of the Corporation’s 2010 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6
SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation’s 2010 Annual Report to shareholders.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, the Glossary and Acronyms sections, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-91 and 203-205 of the Corporation’s 2010 Annual Report to Shareholders.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item is incorporated herein by reference to the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements, and to the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section, both of which appear, respectively, on pages 194-196 and on pages 56-58 of the Corporation’s 2010 Annual Report to Shareholders.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Accounting Firm, the Consolidated Financial Statements and the notes thereto, and Table 37, Summary of Quarterly Financial Information, appearing, respectively, on pages 92-202 and on page 85 of the Corporation’s 2010 Annual Report to Shareholders.

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

          Management’s Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 92-93 of the Corporation’s 2010 Annual Report to Shareholders and are incorporated herein by this reference.

          Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B
OTHER INFORMATION

          There is no information required to have been disclosed in a report on Form 8-K during the fourth quarter of 2010 that has not been reported.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation, the Audit Committee of the Corporation’s Board of Directors, members of the Audit Committee, and audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1—Election of Directors” section of the Corporation’s 2011 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2011 Proxy Statement.

          In 2010 there were no material amendments to the procedures, described in the Corporation’s 2011 Proxy Statement, by which security holders may recommend nominees to the Corporation’s Board of Directors.

          The Corporation’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of the Corporation and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on the Corporation’s current internet website (www.fhnc.com). (Click on “Investor Relations,” and then “Corporate Governance.”) A paper copy of the Code is available without charge upon written request addressed to the Corporate Secretary of the Corporation at its main office, 165 Madison Avenue, Memphis, Tennessee 38103. The Corporation intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on the Corporation’s internet website, the address for which is listed above.

ITEM 11
EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s 2011 Proxy Statement.

          The Corporation has provided the information required by Item 407(e)(5) of Regulation S-K in its 2011 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

          Equity Compensation Plan Information

          The following table provides information as of December 31, 2010 with respect to shares of Corporation common stock that may be issued under its existing equity compensation plans, including the following plans:

•	1990 Stock Option Plan (“1990 Plan”)
•	1995 & 1997 Employee Stock Option Plans (“1995 Plan” and “1997 Plan,” respectively)
•	2000 Employee Stock Option Plan (“Executive Plan”)
•	2003 Equity Compensation Plan (“2003 Plan”)
•	2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“Directors’ Plan”)
•	1995 Non-employee Directors’ Deferred Compensation Stock Option Plan (“1995 Directors’ Plan”)
•	1991, 1996, and 2002 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”)

          Of the 11,588,747 compensatory options outstanding at December 31, 2010, approximately 46% were issued in connection with employee and director cash deferral elections. The Corporation received over many years a total of approximately $31.1 million in employee cash deferrals and $2.3 million in non-employee director and advisory board retainer and meeting fee deferrals related to those options. The opportunity to defer portions of their compensation in exchange for options has not been offered to employees, directors or advisory board members with respect to compensation earned at any time since January 1, 2005.

          The following table includes information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnotes (2) and (5) to the table set forth the total number of shares of Corporation common stock issuable upon the exercise of options under the expired plans as of December 31, 2010. No additional options may be granted under those expired plans.

          The numbers of shares covered by stock options, and the option prices, reported in the following table have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%. For administrative reasons outstanding options have not been formally adjusted at this time; however, administrative action has been taken which in most cases will provide the same economic and dilutive effect as an adjustment if and when affected options are exercised.

EQUITY COMPENSATION PLAN INFORMATION

		A		B	C

Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)

Equity Compensation Plans Approved by Shareowners	(1)	4,383,582	(2)	$28.18	4,903,089 (3)

Equity Compensation Plans Not Approved by Shareowners	(4)	7,205,165	(5)	$26.06	—

Total		11,588,747		$26.86	4,903,089

(1)	Consists of the Executive Plan, Directors’ Plan, 1995 Directors’ Plan, 1995 Plan, 1990 Plan, and the 2003 Plan.

(2)

Includes 843,880 outstanding options issued in connection with employee and non-employee director cash deferrals of approximately $6.2 million. Also includes information for equity compensation plans that have expired. The Executive Plan, the Directors’ Plan, the 1995 Directors’ Plan, the 1995 Plan and the 1990 Plan were approved by shareholders in 2000, 2000, 1995, 1995, and 1990, respectively. The plans expired in 2010, 2007, 1999, 2005, and 2000, respectively. As of December 31, 2010, a total of 1,009,803 shares of Corporation common stock were issuable upon the exercise of outstanding options under these expired plans. No additional options may be granted under these expired plans.

(3)	As of December 31, 2010, an aggregate of 3,953,627 shares were available for awards other than options under the 2003 Plan.

(4)	Consists of the 1997 Plan and the Advisory Board Plans.

(5)

Includes 4,456,409 outstanding options issued in connection with employee and advisory board cash deferrals of approximately $25.0 million. All equity compensation plans reported in this note have expired or terminated. The 1997 Plan, the 1996 Bank Director and Advisory Board Member Deferral Plan, and the 1991 Bank Director and Advisory Board Member Deferral Plan expired in 1997, 2002, and 1997, respectively, and the 2002 Bank Director and Advisory Board Member Deferral Plan was terminated in 2005. As of December 31, 2010, a total of 7,205,165 shares of Corporation common stock were issuable upon the exercise of outstanding options under these expired or terminated plans. No additional options may be granted under these expired or terminated plans.

          In the table, column C shows the number of shares available for future award grants under the plans indicated at December 31, 2010, assuming eventual full exercise or issuance of all shares covered by awards outstanding on that date. Shares covered by outstanding options are shown in column A. A total of 4,590,436 shares are covered by outstanding awards other than options, including 4,380,114 under plans approved by shareowners and 210,322 under plans not approved by shareowners.

          Description of Equity Compensation Plans Not Approved by Shareholders

                    The 1997 Plan

          The 1997 Plan was adopted by the Board of Directors in 1996 and expired in 2007. The 1997 Plan provided for granting of nonqualified stock options.

          Options were granted under the 1997 Plan prior to its expiration to substantially all our then-current employees pursuant to the Corporation’s FirstShare and management option programs. The FirstShare program was a broad-based employee plan, where all employees (except management level employees) received a stock option award annually. Grants were last made under the FirstShare program in 2006. Terms of the FirstShare options included vesting 100 percent after three years and a term of 10 years. Management level employees received annual stock option awards under the 1997 Plan pursuant to the management option program. Terms of the management options included vesting 50 percent after 3 years and 50 percent after 4 years, unless a specified stock price is achieved within the 3 year period, and a term of 7 years. In addition to the above, prior to 2005 certain employees could elect to defer a portion of their annual compensation into stock options under the 1997 Plan. These options vested after 6 months and have a term of 20 years. The options vest on an accelerated basis in the event of a change in control of First Horizon. All options granted under the 1997 Plan, except deferral options, had an exercise price equal to the fair market value on the date of grant. Under our deferred compensation stock option program, the option price per share was less than 100 percent of the fair market value of the share at the time the option is granted if the employee had entered into an agreement with the Corporation to receive a stock option grant in lieu of compensation and the amount of compensation foregone when added to the cash exercise price of the options was at least the fair market value of the shares on the date of grant. The deferred compensation stock option program has not been effective since January 2005.

          As of December 31, 2010, options covering 7,139,023 shares of Corporation common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 20,481,375 shares had been exercised during the life of the plan. Of the options outstanding under the 1997 Plan, approximately 61% were issued in connection with employee cash deferral elections. The Corporation received approximately $31.2 million in cash deferrals to offset a portion of the exercise price. The 1997 Plan was filed as Exhibit 10.2(d) in the Corporation’s Form 10-Q for the quarter ended June 30, 2009.

                    The Advisory Board Plans

          The Advisory Board Plans were adopted by the Board of Directors in 2001, 1996, and 1991. The 2002 Advisory Board Plan was terminated in 2005, and the 1996 and 1991 plans expired in 2002 and 1997, respectively.

          Options granted under the Advisory Board Plans were granted only to regional and advisory board members, or to directors of certain bank affiliates, in any case who were not employees. The options were granted in lieu of the participants receiving retainers or attendance fees for bank board and advisory board meetings. The number of shares subject to grant equaled the amount of fees/retainers earned divided by one half of the fair market value of one share of common stock on the date of the option grant. The exercise price plus the amount of fees foregone equaled the fair market value of the stock on the date of the grant. The options were vested at the grant date. Those granted on or prior to January 2, 2004 had a term of 20 years, while those granted on or after July 1, 2004 had a term of 10 years.

          As of December 31, 2010, options covering 66,142 shares of Corporation common stock were outstanding under the Advisory Board Plans, zero shares remained available for future option grants, and options covering 205,755 shares had been exercised during the life of the plan.

          The Advisory Board Plans were included as Exhibits 10.1(f), 10.1(g), and 10.1(h) to the Corporation’s Form 10-Q for the quarter ended June 30, 2009.

Beneficial Ownership of Corporation Stock

          The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of the Corporation’s 2011 Proxy Statement.

Change in Control Arrangements

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item is incorporated herein by reference to the “Independence and Categorical Standards” and the “Transactions with Related Persons” sections of the 2011 Proxy Statement, which sections are incorporated herein by reference. The Corporation’s independent directors and nominees are identified in the second paragraph of the “Independence and Categorical Standards” section of the 2011 Proxy Statement.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

          In 2003 the Audit Committee of the Board of Directors adopted a policy providing for pre-approval of all audit and non-audit services to be performed by our registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the SEC. Services either may be approved in advance by the Audit Committee specifically on a case-by-case basis (“specific pre-approval”) or may be approved in advance (“advance pre-approval”). Advance pre-approval requires the Committee to identify in advance the specific types of service that may be provided and the fee limits applicable to such types of service, which limits may be expressed as a limit by type of service or by category of services. Unless the type of service to be provided by the Corporation’s registered public accounting firm has received advance pre-approval under the policy and the fee for such service is within the limit pre-approved, the service will require specific pre-approval by the Committee. The terms of and fee for the annual audit engagement must receive the specific pre-approval of the Committee. “Audit,” “Audit-related,” “Tax,” and “All Other” services, as those terms are defined in the policy, have the advance pre-approval of the Committee, but only to the extent those services have been specified by the Committee and only in amounts that do not exceed the fee limits specified by the Committee. Such advance pre-approval is to be for a term of 12 months following the date of pre-approval unless the Committee specifically provides for a different term. Unless the Committee specifically determines otherwise, the aggregate amount of the fees pre-approved for All Other services for the fiscal year must not exceed seventy-five percent (75%) of the aggregate amount of the fees pre-approved for the fiscal year for Audit services, Audit-related services, and those types of Tax services that represent tax compliance or tax return preparation. The policy delegates the authority to pre-approve services to be provided by the Corporation’s registered public accounting firm, other than the annual audit engagement and any changes thereto, to the Chairperson of the Committee. The Chairperson may not, however, make a determination that causes the 75% limit described above to be exceeded. Any service pre-approved by the Chairperson will be reported to the Committee at its next regularly scheduled meeting.

          Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the “Vote Item No. 4” section of the 2011 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Note on Page Number References

          In this report, references to specific pages in the Corporation’s 2010 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2010 Annual Report to shareholders.

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and related Reports:

Page 95*	1.	Consolidated Statements of Condition as of December 31, 2010 and 2009.

Page 96*	2.	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

Pages 97-98*	3.	Consolidated Statements of Equity for the years ended December 31, 2010, 2009, and 2008.

Page 99*	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Pages 100-202*	5.	Notes to Consolidated Financial Statements

Pages 92*	6.	Report of Management on Internal Control over Financial Reporting

Pages 93-94*	7.	Reports of Independent Registered Public Accounting Firm

*

The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation’s 2010 Annual Report to Shareholders.

Financial Statement Schedules: Not applicable.

Exhibits:

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

The phrase “2010 named executive officers” refers to those executive officers whose 2010 compensation is described in detail in the Corporation’s 2011 Proxy Statement.

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

3.2

Bylaws of First Horizon National Corporation, as amended and restated February 23, 2011, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2011.

3.3

Warrant to Purchase Common Stock dated November 14, 2008 issued in connection with sale of preferred stock under the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

4.1

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2010 Annual Report to Shareholders. At December 31, 2010, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

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

*10.1(a3)

Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

*10.1(k)

Form of Deferred Compensation Agreement used under the Corporation’s 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to the Corporation’s Current Report on Form 8-K dated January 3, 2005.

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

*10.4(a1)

Form of Performance Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.4(a2)

Text of Notice Announcing Modification of Performance Goal Calculation Method Related to 2008 Executive Awards of Performance Restricted Stock, incorporated herein by reference to Exhibit 10.4(e2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

*10.4(b)	Form of Performance Stock Units Notice of Grant [2009], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.4(c)

Form of Performance Stock Units Grant Notice [2010], incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

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

*10.5(j)	Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

*10.5(k)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(l)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

*10.5(r)

Form of Executive Restricted Stock Grant Notice [2010], incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

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

*Other Material Contract Exhibits relating to Employment, Retirement, Severance, or Separation

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

*10.7(d2)	Form of Amendment to Pension Restoration Plan, incorporated herein by reference to Exhibit 10.7(d2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7(e)

Conformed copy of offer letter concerning employment of William C. Losch, III (principal financial officer), incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.7(f)

Conformed copy of Retention Agreement with Frank J. Gusmus Jr. dated January 8, 2009, incorporated herein by reference to Exhibit 10.7(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

*Other Material Contract Exhibits related to Management or Directors

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

*10.8(f)+	Description of Certain Benefits Available to Executive Officers.

*10.8(g)	Description of 2011 Salaries for Named Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed January 20, 2011.

*10.8(h)+	Salary Stock Unit Program.

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

13+

Pages 2 through 205 of the First Horizon National Corporation 2010 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Power of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)**

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)**

99.1+	Principal Executive Officer’s Certificate (pursuant to 31 CFR 30.15)

99.2+	Principal Financial Officer’s Certificate (pursuant to 31 CFR 30.15)

101+

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Condition at December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the Years Ended December 31, 2010, 2009, and 2008; (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009, and 2008; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008; (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.***

101.INS+	XBRL Instance Document***

101.SCH+	XBRL Taxonomy Extension Schema***

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase***

101.LAB+	XBRL Taxonomy Extension Label Linkbase***

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase***

101.DEF+	XBRL Taxonomy Extension Definition Linkbase***

**	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.

***	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 25, 2011	By:	/s/ William C. Losch III

William C. Losch III, Executive Vice
President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

D. Bryan Jordan *	President, Chief Executive Officer, and Director (principal executive officer)	February 25, 2011

D. Bryan Jordan

William C. Losch III*	Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2011

William C. Losch III

James F. Keen*	Executive Vice President and Chief Accounting Officer (principal accounting officer)	February 25, 2011

James F. Keen

Michael D. Rose*	Chairman of the Board and Director	February 25, 2011

Michael D. Rose

Robert B. Carter*	Director	February 25, 2011

Robert B. Carter

Director

John C. Compton

Mark A. Emkes*	Director	February 25, 2011

Mark A. Emkes

Vicky B. Gregg*	Director	February 25, 2011

Vicky B. Gregg

James A. Haslam, III*	Director	February 25, 2011

James A. Haslam, III

R. Brad Martin*	Director	February 25, 2011

R. Brad Martin

Vicki R. Palmer *	Director	February 25, 2011

Vicki R. Palmer

Colin V. Reed*	Director	February 25, 2011

Colin V. Reed

William B. Sansom*	Director	February 25, 2011

William B. Sansom

Luke Yancy III*	Director	February 25, 2011

Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	February 25, 2011

Clyde A. Billings, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

Exhibits marked with an “*” represent a management contract or compensatory plan or arrangement required to be identified and filed as an exhibit.

Exhibits marked with a “+” are filed herewith.

The phrase “2010 named executive officers” refers to those executive officers whose 2010 compensation is described in detail in the Corporation’s 2011 Proxy Statement.

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

3.2

Bylaws of First Horizon National Corporation, as amended and restated February 23, 2011, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated February 23, 2011.

3.3

Warrant to Purchase Common Stock dated November 14, 2008 issued in connection with sale of preferred stock under the Troubled Asset Relief Program, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed November 17, 2008.

4.1

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2010 Annual Report to Shareholders. At December 31, 2010, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

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

*10.1(a3)

Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

*10.1(k)

Form of Deferred Compensation Agreement used under the Corporation’s 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to the Corporation’s Current Report on Form 8-K dated January 3, 2005.

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

*10.4(a1)

Form of Performance Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.4(a2)

Text of Notice Announcing Modification of Performance Goal Calculation Method Related to 2008 Executive Awards of Performance Restricted Stock, incorporated herein by reference to Exhibit 10.4(e2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

*10.4(b)	Form of Performance Stock Units Notice of Grant [2009], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.4(c)

Form of Performance Stock Units Grant Notice [2010], incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

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

*10.5(j)	Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

*10.5(k)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(l)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

*10.5(r)

Form of Executive Restricted Stock Grant Notice [2010], incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

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

*Other Material Contract Exhibits relating to Employment, Retirement, Severance, or Separation

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

*10.7(d2)	Form of Amendment to Pension Restoration Plan, incorporated herein by reference to Exhibit 10.7(d2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7(e)

Conformed copy of offer letter concerning employment of William C. Losch, III (principal financial officer), incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.7(f)

Conformed copy of Retention Agreement with Frank J. Gusmus Jr. dated January 8, 2009, incorporated herein by reference to Exhibit 10.7(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

*Other Material Contract Exhibits related to Management or Directors

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

*10.8(e)

Form of Indemnity Agreement with directors and executive officers (April 2008 revision), incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8- K filed April 28, 2008.

*10.8(f)+	Description of Certain Benefits Available to Executive Officers.

*10.8(g)	Description of 2011 Salaries for Named Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed January 20, 2011.

*10.8(h)+	Salary Stock Unit Program.

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

13+

Pages 2 through 205 of the First Horizon National Corporation 2010 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

21+	Subsidiaries of the Corporation.

23+	Accountant’s Consents.

24+	Power of Attorney.

31(a)+	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)+	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a)+	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)**

32(b)+	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)**

99.1+	Principal Executive Officer’s Certificate (pursuant to 31 CFR 30.15)

99.2+	Principal Financial Officer’s Certificate (pursuant to 31 CFR 30.15)

101+

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Condition at December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the Years Ended December 31, 2010, 2009, and 2008; (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009, and 2008; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008; (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.***

101.INS+	XBRL Instance Document***

101.SCH+	XBRL Taxonomy Extension Schema***

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase***

101.LAB+	XBRL Taxonomy Extension Label Linkbase***

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase***

101.DEF+	XBRL Taxonomy Extension Definition Linkbase***

**	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.

***	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”