Form 10-Q
period 2011-03-31
FIRST HORIZON NATIONAL CORP
filed 2011-05-06
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2011

Common Stock, $.625 par value	263,335,004

FIRST HORIZON NATIONAL CORPORATION
INDEX

Part I. Financial Information	2

Part II. Other Information	118

Signatures	120

Exhibit Index
EX-10.4.D
EX-10.5.S
EX-10.5.T
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

The Consolidated Condensed Statements of Condition	3

The Consolidated Condensed Statements of Income	4

The Consolidated Condensed Statements of Equity	5

The Consolidated Condensed Statements of Cash Flows	6

The Notes to Consolidated Condensed Financial Statements	7
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands except restricted and share amounts)(Unaudited)	2011	2010	2010

Assets:
Cash and due from banks (Restricted — $4.9 million on March 31, 2011; $.1 million on March 31, 2010; and $3.1 million on December 31, 2010)	$337,002	$279,730	$344,384
Federal funds sold and securities purchased under agreements to resell	527,563	523,237	424,390

Total cash and cash equivalents (Restricted — $4.9 million on March 31, 2011; $.1 million on March 31, 2010; and $3.1 million on December 31, 2010)	864,565	802,967	768,774

Interest-bearing cash	308,636	383,571	517,739
Trading securities	924,854	964,800	769,750
Loans held for sale	370,487	505,794	375,289
Securities available for sale (Note 3)	3,085,478	2,697,719	3,031,930
Loans, net of unearned income (Restricted — $.7 billion on March 31, 2011; $.9 billion on March 31, 2010; and $.8 billion on December 31, 2010) (Note 4)	15,972,372	17,484,224	16,782,572
Less: Allowance for loan losses (Restricted — $39.8 million on March 31, 2011; $59.8 million on March 31, 2010; and $47.5 million on December 31, 2010) (Note 4)	589,128	844,060	664,799

Total net loans (Restricted — $.7 billion on March 31, 2011; $.8 billion on March 31, 2010; and $.7 billion on December 31, 2010)	15,383,244	16,640,164	16,117,773

Mortgage servicing rights (Note 5)	207,748	264,959	207,319
Goodwill (Note 6)	152,080	162,180	162,180
Other intangible assets, net (Note 6)	31,545	37,027	32,881
Capital markets receivables	595,594	743,514	146,091
Premises and equipment, net	320,871	308,714	322,319
Real estate acquired by foreclosure	110,127	122,060	125,401
Other assets (Restricted — $16.7 million on March 31, 2011; $26.9 million on March 31, 2010; and $19.7 million on December 31, 2010)	2,083,115	2,290,107	2,121,506

Total assets (Restricted — $.7 billion on March 31, 2011; $.8 billion on March 31, 2010; and $.7 billion on December 31, 2010)	$24,438,344	$25,923,576	$24,698,952

Liabilities and equity:
Deposits:
Savings	$6,296,533	$5,174,901	$6,036,895
Time deposits	1,336,666	1,642,820	1,390,995
Other interest-bearing deposits	2,679,437	3,256,040	2,842,306
Certificates of deposit $100,000 and more	557,918	534,889	561,750

Interest-bearing	10,870,554	10,608,650	10,831,946
Noninterest-bearing (Restricted — $1.1 million on March 31, 2011; $1.5 million on March 31, 2010; and $1.2 million on December 31, 2010)	4,480,413	4,461,050	4,376,285

Total deposits (Restricted — $1.1 million on March 31, 2011; $1.5 million on March 31, 2010; and $1.2 million on December 31, 2010)	15,350,967	15,069,700	15,208,231

Federal funds purchased and securities sold under agreements to repurchase	2,125,793	2,635,423	2,114,908
Trading liabilities	384,250	357,919	361,920
Other short-term borrowings and commercial paper	237,583	167,508	180,735
Term borrowings (Restricted — $.7 billion on March 31, 2011; $.9 billion on March 31, 2010; and $.8 billion on December 31, 2010)	2,514,754	2,932,524	3,228,070
Capital markets payables	413,334	740,852	65,506
Other liabilities (Restricted — $.1 million on March 31, 2011; $.1 million on March 31, 2010; and $.1 million on December 31, 2010)	771,606	748,708	861,577

Total liabilities (Restricted — $.7 billion on March 31, 2011; $.9 billion on March 31, 2010; and $.8 billion on December 31, 2010)	21,798,287	22,652,634	22,020,947

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock — no par value (shares authorized — 5,000,000; no shares issued on March 31, 2011 or December 31, 2010; shares issued — series CPP 866,540 on March 31, 2010) (Note 12)	—	802,760	—
Common stock — $.625 par value (shares authorized — 400,000,000; shares issued — 263,335,004 on March 31, 2011; 236,585,067 on March 31, 2010; and 263,366,429 on December 31, 2010) (a)	164,584	141,048	164,604
Capital surplus	1,636,623	1,251,776	1,630,210
Capital surplus common stock warrant — CPP (Note 12)	—	83,860	83,860
Undivided profits	674,064	809,624	631,712
Accumulated other comprehensive loss, net	(130,379)	(113,291)	(127,546)

Total First Horizon National Corporation Shareholders’ Equity	2,344,892	2,975,777	2,382,840

Noncontrolling interest (Note 12)	295,165	295,165	295,165

Total equity	2,640,057	3,270,942	2,678,005

Total liabilities and equity	$24,438,344	$25,923,576	$24,698,952

See accompanying notes to consolidated condensed financial statements.

(a)	Outstanding shares have been restated to reflect stock dividends distributed through January 1, 2011.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars in thousands except per share data)(Unaudited)	2011	2010

Interest income:
Interest and fees on loans	$163,503	$173,342
Interest on investment securities	29,192	31,155
Interest on loans held for sale	3,657	4,968
Interest on trading securities	10,844	9,714
Interest on other earning assets	409	317

Total interest income	207,605	219,496

Interest expense:
Interest on deposits:
Savings	7,250	7,418
Time deposits	8,032	10,593
Other interest-bearing deposits	1,552	2,518
Certificates of deposit $100,000 and more	2,710	3,375
Interest on trading liabilities	3,791	5,415
Interest on short-term borrowings	1,541	1,922
Interest on term borrowings	9,974	7,860

Total interest expense	34,850	39,101

Net interest income	172,755	180,395
Provision for loan losses	1,000	105,000

Net interest income after provision for loan losses	171,755	75,395

Noninterest income:
Capital markets	90,057	114,571
Mortgage banking	27,726	34,884
Deposit transactions and cash management	32,637	35,767
Trust services and investment management	6,360	6,323
Brokerage management fees and commissions	6,889	6,339
Insurance commissions	756	1,153
Debt securities gains/(losses), net	771	—
Equity securities gains/(losses), net	27	(1,906)
All other income and commissions	32,319	46,118

Total noninterest income	197,542	243,249

Adjusted gross income after provision for loan losses	369,297	318,644

Noninterest expense:
Employee compensation, incentives, and benefits	157,179	176,993
Repurchase and foreclosure provision	37,203	40,707
Operations services	13,928	14,597
Occupancy	14,910	14,462
Legal and professional fees	18,558	13,927
Deposit insurance premiums	8,055	8,493
Computer software	8,090	7,082
Contract employment	6,921	6,174
Equipment rentals, depreciation, and maintenance	7,916	5,962
Foreclosed real estate	6,789	10,470
Communications and courier	5,247	6,189
Miscellaneous loan costs	1,492	4,112
Amortization of intangible assets	1,032	1,078
All other expense	27,826	27,732

Total noninterest expense	315,146	337,978

Income/(loss) before income taxes	54,151	(19,334)
Provision/(benefit) for income taxes	12,108	(16,518)

Income/(loss) from continuing operations	42,043	(2,816)
Income/(loss) from discontinued operations, net of tax	960	(7,077)

Net income/(loss)	$43,003	$(9,893)

Net income attributable to noncontrolling interest	2,844	2,844

Net income/(loss) attributable to controlling interest	$40,159	$(12,737)

Preferred stock dividends	—	14,918

Net income/(loss) available to common shareholders	$40,159	$(27,655)

Basic earnings/(loss) per share from continuing operations (Note 8)	$0.15	$(0.09)

Diluted earnings/(loss) per share from continuing operations (Note 8)	$0.15	$(0.09)

Basic earnings/(loss) per share available to common shareholders (Note 8)	$0.15	$(0.12)

Diluted earnings/(loss) per share available to common shareholders (Note 8)	$0.15	$(0.12)

Weighted average common shares (Note 8)	261,174	234,469

Diluted average common shares (Note 8)	265,556	234,469

See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2011			2010
		Noncontrolling			Noncontrolling
(Dollars in thousands)(Unaudited)	Controlling Interest	Interest	Total	Controlling Interest	Interest	Total

Balance, January 1	$2,382,840	$295,165	$2,678,005	$3,007,303	$295,165	$3,302,468
Adjustment to reflect adoption of amendments to ASC 810	—	—	—	(10,562)	—	(10,562)
Net income/(loss)	40,159	2,844	43,003	(12,737)	2,844	(9,893)
Other comprehensive income/(loss):
Unrealized fair value adjustments, net of tax:
Securities available for sale	(6,028)	—	(6,028)	(1,654)	—	(1,654)
Recognized pension and other employee benefit plans net periodic benefit costs	3,195	—	3,195	2,571	—	2,571

Comprehensive income/(loss)	37,326	2,844	40,170	(11,820)	2,844	(8,976)

Preferred stock — (CPP) accretion	—	—	—	4,076	—	4,076
Preferred stock — (CPP) dividends	—	—	—	(14,907)	—	(14,907)
Common stock repurchased	(471)	—	(471)	—	—	—
Cash dividends declared ($.01/share)	(2,607)	—	(2,607)	—	—	—
Common stock issued for stock options and restricted stock	160	—	160	9	—	9
Stock-based compensation expense	2,544	—	2,544	1,675	—	1,675
Dividends paid to noncontrolling interest of subsidiary preferred stock	—	(2,844)	(2,844)	—	(2,844)	(2,844)
Repurchase of common stock warrant — CPP	(79,700)	—	(79,700)	—	—	—
Other changes in equity	4,800	—	4,800	3	—	3

Balance, March 31	$2,344,892	$295,165	$2,640,057	$2,975,777	$295,165	$3,270,942

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2011	2010

Operating Activities
Net income/(loss)	$43,003	$(9,893)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Provision for loan losses	1,000	105,000
Provision for deferred income tax	—	124,672
Depreciation and amortization of premises and equipment	8,548	7,535
Amortization of intangible assets	1,336	1,380
Net other amortization and accretion	13,183	10,443
Decrease/(increase) in derivatives, net	7,187	18,456
Market value adjustment on mortgage servicing rights	(7,647)	26,038
Repurchase and foreclosure provision	37,203	40,707
Fair value adjustment to foreclosed real estate	5,039	5,931
Goodwill impairment	10,100	3,348
Stock-based compensation expense	2,544	1,675
Excess tax benefit from stock-based compensation arrangements	—	(3)
Equity securities (gains)/losses, net	(27)	1,906
Debt securities gains, net	(771)	—
Gains on extinguishment of debt	(5,761)	(17,060)
Net losses on disposal of fixed assets	228	793
Net (increase)/decrease in:
Trading securities	(157,332)	(271,971)
Loans held for sale	4,802	(53,293)
Capital markets receivables	(449,503)	(409,110)
Interest receivable	(7,976)	(4,617)
Other assets	10,097	(144,624)
Net increase/(decrease) in:
Capital markets payables	347,828	447,877
Interest payable	10,034	3,270
Other liabilities	(120,245)	(75,631)
Trading liabilities	22,330	64,532

Total adjustments	(267,803)	(112,746)

Net cash used by operating activities	(224,800)	(122,639)

Investing Activities
Available for sale securities:
Sales	458,314	4,832
Maturities	239,827	275,917
Purchases	(762,182)	(287,988)
Premises and equipment:
Purchases	(7,162)	(3,218)
Net decrease/(increase) in:
Securitization retained interests classified as trading securities	2,229	2,296
Loans	741,245	664,166
Interest-bearing cash	209,103	155,729

Net cash provided by investing activities	881,374	811,734

Financing Activities
Common stock:
Exercise of stock options	—	9
Repurchase of shares	(471)	—
Repurchase of common stock warrant — CPP	(79,700)	—
Excess tax provision from stock-based compensation arrangements	—	3
Cash dividends paid — preferred stock — CPP	—	(10,832)
Cash dividends paid — preferred stock — noncontrolling interest	(2,813)	(2,844)
Term borrowings:
Payments/maturities	(588,268)	(72,524)
Net cash paid for extinguishment of debt	(100,000)	(87,840)
Net increase/(decrease) in:
Deposits	142,736	202,485
Short-term borrowings	67,733	(833,180)

Net cash used by financing activities	(560,783)	(804,723)

Net increase/(decrease) in cash and cash equivalents	95,791	(115,628)

Cash and cash equivalents at beginning of period	768,774	918,595

Cash and cash equivalents at end of period	$864,565	$802,967

Supplemental Disclosures
Total interest paid	$24,658	$35,658
Total income taxes paid	9,900	563
Transfer from loans to other real estate owned	16,105	47,089

See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

Notes to Consolidated Condensed Financial Statements
Note 1 — Financial Information
The unaudited interim Consolidated Condensed Financial Statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this filing. The operating results for the interim 2011 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2010 Annual Report to shareholders.
Accounting Changes. Effective January 1, 2011, FHN adopted the provisions of FASB Accounting Standards Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), for certain disclosures about activity that occurs during a reporting period. Effective December 31, 2010, FHN adopted the provisions of ASU 2010-20 related to disclosures as of the end of a reporting period, and the amendments to the rollforward of the allowance for credit losses. Additionally, in January 2011, FASB Accounting Standards Update 2011-01, “Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20”, was issued which temporarily delays the disclosure requirements related to modifications to be effective concurrent with the effective date of Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. Comparative disclosures are required only for periods ending subsequent to initial adoption. Upon adoption of the provisions of ASU 2010-20 for certain disclosures about activity that occurs during a reporting period on January 1, 2011, and related to disclosures as of the end of a reporting period, and the amendments to the rollforward of the allowance for credit losses, on December 31, 2010, FHN revised its disclosures accordingly.
Effective January 1, 2011, FHN adopted the provisions of FASB Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), related to the requirement to provide the activity of purchases, sales, issuances, and settlements related to recurring Level 3 measurements on a gross basis in the Level 3 reconciliation. Effective January 1, 2010, FHN adopted all other provisions of ASU 2010-06. ASU 2010-06 updates FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require disclosure of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy, as well as disclosure of an entity’s policy for determining when transfers between all levels of the hierarchy are recognized. The updated provisions of ASC 820 also require that fair value measurement disclosures be provided by each “class” of assets and liabilities, and that disclosures providing a description of the valuation techniques and inputs used to measure fair value be included for both recurring and nonrecurring fair value measurements classified as either Level 2 or Level 3. Under ASC 820, as amended, separate disclosure is required in the Level 3 reconciliation of total gains and losses recognized in other comprehensive income. Comparative disclosures are required only for periods ending subsequent to initial adoption. Upon adoption of the amendments to ASC 820 on January 1, 2011 and January 1, 2010, respectively, FHN revised its disclosures accordingly.
Accounting Changes Issued but Not Currently Effective. In April 2011, the FASB issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). For entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity, ASU 2011-03 removes from the assessment of effective control under ASC 860, “Transfers and Servicing”, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, as well as the collateral maintenance implementation guidance related to that criterion. Under ASC 860-10, as amended, the remaining criteria related to whether effective control over transferred financial assets has been maintained would still need to be evaluated, including whether the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, the agreement is to repurchase or redeem them before maturity at a fixed or determinable price, and whether the agreement is entered into contemporaneously with, or in contemplation of, the transfer. The provisions of ASU 2011-03 are effective for periods beginning after December 15, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Since FHN accounts for all of its repurchase agreements as secured borrowings, adopting the provisions of ASU 2011-03 will not have an effect on FHN’s statement of condition, results of operations, or cash flows.

Note 1 — Financial Information (continued)
In April 2011, the FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides that a situation in which a market rate is not readily available is an indicator of a troubled debt restructuring, but not a determinative factor, and that an assessment should consider all modified terms of the restructuring when making a final determination regarding a troubled debt restructuring designation. ASU 2011-02 also provides that a modification that results in a temporary or permanent increase to the contractual interest rate cannot be presumed to be a rate that is at or above market. ASU 2011-02 explicitly precludes creditors from using the borrower’s effective rate test in FASB Accounting Standards Codification 470-60, “Debt-Troubled Debt Restructing by Debtors” (“ASC 470-60”) in its evaluation of whether a modification was executed at a market rate. Under the provisions of ASU 2011-02, a borrower that is not currently in default may still be considered to be experiencing financial difficulty when default is probable in the foreseeable future. ASU 2011-02 provides factors that an entity should consider when determining whether a delay in amount of payments is significant, as insignificant delays in cash flows would not be considered a concession to a borrower under its provisions. The provisions of ASU 2011-02 are effective for periods beginning after June 15, 2011, with retrospective application to the beginning of the annual period of adoption for identification and disclosure purposes, and prospective application for impairment purposes.
Disclosure of the total amount of loans and the associated reserves related to those loans that are considered impaired under ASC 310, “Receivables”, as a result of the clarification in guidance is required upon initial application. FHN is currently assessing the effects of adopting the provisions of ASU 2011-02.
Note 2 — Acquisitions and Divestitures
In first quarter 2011, FHN agreed to sell First Horizon Insurance, Inc. (“FHI”), a subsidiary of First Tennessee Bank, a property and casualty insurance agency that serves customers in over 40 states. FHN incurred a pre-tax goodwill impairment of $10.1 million related to this sale. Additional charges, primarily representing severance and asset write-offs, of $.4 million are included within the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income. These charges are included with the amounts described in Note 17 - Restructuring, Repositioning, and Efficiency. Net of associated tax benefits, the contracted sale of FHI resulted in a $.8 million increase to net income in first quarter 2011. Additionally in first quarter 2011, FHN contracted to sell Highland Capital Management Corporation (“Highland”), a subsidiary of First Horizon National Corporation, which provides trust and asset management services. The financial results of these businesses, including the FHI goodwill impairment, are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
In first quarter 2010, FHN exited its institutional research business, FTN Equity Capital Markets (“FTN ECM”), and incurred a pre-tax goodwill impairment of $3.3 million (approximately $2.0 million after taxes). FHN exited this business through an immediate cessation of operations on February 1, 2010. Additional charges, primarily representing severance and contract terminations, of $6.1 million are included within the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income in first quarter 2010 and relate to the effects of closing FTN ECM. These charges are included with the amounts described in Note 17 — Restructuring, Repositioning, and Efficiency. FHN had initially reached an agreement for the sale of this business which resulted in a pre-tax goodwill impairment of $14.3 million (approximately $9 million after taxes) in 2009; however, the contracted sale failed to close and was terminated in early 2010. The financial results of this business, including the goodwill impairments, are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 — Investment Securities
The following tables summarize FHN’s available for sale securities (“AFS”) on March 31, 2011 and 2010:

	On March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$60,126	$196	$—	$60,322
Government agency issued MBS (a)	1,500,461	45,114	(3,346)	1,542,229
Government agency issued CMO (a)	1,187,262	22,360	(870)	1,208,752
Other U.S. government agencies (a)	20,218	907	—	21,125
States and municipalities	26,015	—	—	26,015
Equity(b)	226,502	—	(10)	226,492
Other	511	32	—	543

Total securities available for sale (c)	$3,021,095	$68,609	$(4,226)	$3,085,478

(a)	Includes securities issued by government sponsored entities.

(b)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments. Additionally, $1.7 million is restricted pursuant to a reinsurance contract agreement.

(c)	Includes $2.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. As of March 31, 2011, FHN had pledged $.9 billion of the $2.8 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.

	On March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$88,487	$36	$(5)	$88,518
Government agency issued MBS (a)	951,074	54,948	(406)	1,005,616
Government agency issued CMO (a)	1,129,803	42,414	—	1,172,217
Other U.S. government agencies (a)	106,409	5,980	—	112,389
States and municipalities	42,175	—	—	42,175
Equity (b)	275,551	550	—	276,101
Other	667	36	—	703

Total securities available for sale (c)	$2,594,166	$103,964	$(411)	$2,697,719

(a)	Includes securities issued by government sponsored entities.

(b)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.3 million. The remainder is money market, venture capital, and cost method investments. Additionally, $31.8 million is restricted pursuant to reinsurance contract agreements.

(c)	Includes $2.1 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. As of March 31, 2010, FHN had pledged $1.4 bilion of the $2.1 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.
National banks chartered by the federal government are, by law, members of the Federal Reserve System. Each member bank is required to own stock in its regional FRB. Given this requirement, Federal Reserve stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed.

Note 3 — Investment Securities (continued)
The amortized cost and fair value by contractual maturity for the available for sale securities portfolio on March 31, 2011 are provided below:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Within 1 year	$35,028	$35,044
After 1 year; within 5 years	45,316	46,403
After 5 years; within 10 years	2,795	2,795
After 10 years	23,220	23,220

Subtotal	106,359	107,462

Government agency issued MBS and CMO	2,687,723	2,750,981
Equity and other securities	227,013	227,035

Total	$3,021,095	$3,085,478

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on realized gross gains and realized gross losses on sales from the available for sale portfolio for the three months ended March 31 2011:

	Available for Sale
(Dollars in thousands)	Debt	Equity	Total

March 31, 2011
Gross gains on sales	$9,394	$27	$9,421
Gross losses on sales	(8,623)	—	(8,623)

Proceeds from the sale of AFS securities generating net gains/(losses) in the first three months of 2011 were $.5 billion. There were no realized gains or losses on sales of AFS securities for the three months ended March 31, 2010. Total net securities gains/(losses) recognized on the Consolidated Condensed Statements of Income were gains of $.8 million and losses of $1.9 million for the three months ended March 31, 2011 and 2010, respectively. However, 2010 net losses reflect unrealized losses recognized through earnings for venture capital investments. Accordingly, the 2010 net losses have been excluded from the table above.
The following tables provide information on investments within the available for sale portfolio that have unrealized losses on March 31, 2011 and 2010:

	On March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Government agency issued MBS	$572,326	$(3,346)	$—	$—	$572,326	$(3,346)
Government agency issued CMO	153,271	(870)	—	—	153,271	(870)
Equity	33	(10)	—	—	33	(10)

Total temporarily impaired securities	$725,630	$(4,226)	$—	$—	$725,630	$(4,226)

	On March 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

US Treasuries	$80,485	$(5)	$—	$—	$80,485	$(5)
Government agency issued MBS	102,830	(406)	—	—	102,830	(406)

Total debt securities	183,315	(411)	—	—	183,315	(411)

Total temporarily impaired securities	$183,315	$(411)	$—	$—	$183,315	$(411)

FHN has reviewed investment securities that are in unrealized loss positions in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. FHN does not intend to sell the debt securities and it is more-likely-than-not that FHN will not be required to sell the securities prior to recovery. The decline in value is primarily attributable to interest rates and not credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost. There were no other-than-temporary impairments in first quarter 2011. FHN recognized a $.2 million other-than-temporary impairment of an equity investment in the first quarter 2010.

Note 4 — Loans
The following table provides the balance of loans by portfolio on March 31, 2011, March 31, 2010, and December 31 2010:

	March 31		December 31
(Dollars in thousands)	2011	2010	2010

Commercial:
Commercial, financial, and industrial	$6,808,163	$6,856,326	$7,338,155
Commercial real estate
Income CRE	1,397,741	1,674,082	1,406,646
Residential CRE	221,113	527,870	263,878
Retail:
Consumer real estate	5,487,370	6,084,410	5,617,619
Permanent mortgage	1,037,611	1,067,648	1,086,859
Credit card & other	298,057	403,461	311,924
Restricted real estate loans (a)	722,317	870,427	757,491

Loans, net of unearned income	$15,972,372	$17,484,224	$16,782,572
Allowance for loan losses	589,128	844,060	664,799

Total net loans	$15,383,244	$16,640,164	$16,117,773

(a)	March 31, 2011, includes $672.4 million of consumer real estate loans and $49.9 million of permanent mortgage loans.
FHN has a concentration of loans secured by residential real estate (47 percent of total loans), the majority of which is in the consumer real estate portfolio (34 percent of total loans). Permanent mortgages account for 7 percent of total loans. Restricted real estate loans, which is comprised primarily of HELOC but also includes permanent mortgages, is 5 percent of total loans. The remaining residential real estate loans are primarily in the Residential CRE and One-time-close (“OTC”) residential construction portfolios (1 percent of total loans) with national exposures being significantly reduced since 2008. Additionally, on March 31, 2011, FHN had bank-related and trust preferred loans (“TRUPs”) (i.e., loans to bank and insurance-related businesses) totaling $.7 billion (9 percent of the C&I portfolio, or 4 percent of total loans). Due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers these loans have experienced stress throughout the economic downturn.
Components of the Loan Portfolio
For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e. amortized cost or purchased credit impaired), risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, and the TRUPs portfolio. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE and residential CRE. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the combined credit card and other portfolios. Retail classes include HELOC and real estate (“R/E”) installment loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other. Restricted real estate loans include HELOCs that were previously securitized on balance sheet as well as HELOC and some permanent mortgages that were consolidated on January, 1, 2010, in conjunction with the adoption of amendments to ASC 810. Due to the winding down nature and decreasing size of the OTC residential construction portfolio, in most cases the remaining balances and activity of this portfolio has been combined with and included within the other retail class.

Note 4 — Loans (continued)
Allowance for Loan Losses
The allowance for loan losses (“ALLL”) includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with the ASC Topic related to Contingencies (ASC 450-20-50). The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, weak housing market, and elevated unemployment levels are examples of additional factors considered by management in determining the allowance for loan losses. Also included are reserves, determined in accordance with the Receivables Topic (ASC 310-10-45), for loans determined by management to be individually impaired.
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
Commercial
For commercial loans, reserves are established using historical net loss factors by grade level, loan product, and business segment. An assessment of the quality of individual commercial loans is made utilizing credit grades assigned internally based on a system of grades ranging from 1 to 16 that reflects both the probability of default and estimated loss severity in the event of default. This credit grading system is intended to identify and measure the credit quality of the loan portfolio by analyzing the migration of loans between grading categories. It is also integral to the estimation methodology utilized in determining the allowance for loan losses since an allowance is established for pools of commercial loans based on the credit grade assigned. The appropriate relationship manager and/or portfolio manager performs the process of categorizing commercial loans into the appropriate credit grades, initially as a component of the approval of the loan, and subsequently throughout the life of the loan as part of our servicing regimen. The proper loan grade for larger exposures is confirmed by a senior credit officer in the approval process. To determine the most appropriate credit grade for each loan, the credit risk grading system employs scorecards for particular categories of loans that consist of a number of objective and subjective measures that are weighted in a manner that produces a rank ordering of risk within pass-graded credits. Loan grades are frequently reviewed by Credit Risk Assurance to determine if the process continues to result in accurate loan grading across the portfolio.
FHN may utilize availability of guarantors/sponsors to support lending decisions during the credit underwriting process and also when determining the assignment of internal loan grades. Where guarantor contributions are determined to be a source of repayment, an assessment of the guarantee is made. This guarantee assessment would include but not be limited to factors such as type and feature of the guarantee, consideration for the guarantee, key provisions of the guarantee agreement, and ability of the guarantor to be a viable secondary source of repayment.
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

Note 4 — Loans (continued)
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
Retail
The ALLL for smaller-balance homogenous retail loans is determined based on pools of similar loan types that have similar credit risk characteristics. FHN manages retail loan credit risk on a class basis. Reserves by portfolio are determined using segmented roll-rate models that incorporate various factors including historical delinquency trends, experienced loss frequencies, and experienced loss severities. Generally, reserves for retail loans reflect inherent losses in the portfolio that are expected to be recognized over the following twelve months.
Individually Impaired
Under ASC 310-10, individually impaired loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses; however, for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value.
The following table provides a rollforward of the allowance for loan losses by portfolio segment for 2011 and 2010:

					Credit
		Commercial Real	Consumer	Permanent	Card and
(Dollars in thousands)	C&I	Estate	Real Estate	Mortgage	Other(a)	Total

Balance as of January 1, 2010	$276,648	$205,724	$215,087	$123,897	$75,558	$896,914
Adjustment due to amendments of ASC 810	—	—	16,106	8,472	—	24,578

Charge-offs	(31,244)	(52,379)	(59,175)	(28,606)	(22,550)	(193,954)
Recoveries	3,085	2,419	3,752	347	1,919	11,522
Provision	44,872	39,755	49,878	(11,730)	(17,775)	105,000

Balance as of March 31, 2010 (b) (c)	293,361	195,519	225,648	92,380	37,152	844,060

Allowance — individually evaluated for impairment	33,403	16,752	7,663	9,185	1,025	68,028
Allowance — collectively evaluated for impairment	259,958	178,767	217,985	83,195	36,127	776,032

Loans, net of unearned as of March 31, 2010:
Individually evaluated for impairment	160,825	395,982	34,481	60,215	2,106	653,609
Collectively evaluated for impairment	6,695,501	1,805,969	6,850,395	1,077,395	401,355	16,830,615

Total loans, net of unearned (b) (c)	6,856,326	2,201,951	6,884,876	1,137,610	403,461	17,484,224

Balance as of January 1, 2011	239,469	155,085	192,350	65,009	12,886	664,799
Charge-offs	(12,059)	(14,287)	(47,238)	(9,417)	(4,352)	(87,353)
Recoveries	1,956	3,316	3,782	550	1,078	10,682
Provision	(8,766)	(20,634)	30,500	(502)	402	1,000

Balance as of March 31, 2011 (b) (c)	220,600	123,480	179,394	55,640	10,014	589,128

Allowance — individually evaluated for impairment	56,962	11,255	20,968	14,248	449	103,882
Allowance — collectively evaluated for impairment	163,638	112,225	158,426	41,392	9,565	485,246
Loans, net of unearned as of March 31, 2011:
Individually evaluated for impairment	214,167	221,400	78,571	103,890	1,314	619,342
Collectively evaluated for impairment	6,593,996	1,397,454	6,081,203	983,634	296,743	15,353,030

Total loans, net of unearned (b) (c)	$6,808,163	$1,618,854	$6,159,774	$1,087,524	$298,057	$15,972,372

(a)	Includes OTC.

(b)	Q1 2011 and Q1 2010 include $36.5 million and $51.3 million of reserves, respectively, and $672.4 million and $800.5 million of balances in restricted consumer real estate loans, respectively.

(c)	Q1 2011 and Q1 2010, include $3.3 million and $8.5 million of reserves, respectively and $49.9 million and $69.9 million of balances in restricted permanent mortgage loans, respectively.

Note 4 — Loans (continued)
Impaired Loans
Generally, classified non-accrual commercial loans over $1 million are deemed to be impaired and are assessed for impairment measurement in accordance with ASC 310-10. Also, all commercial and retail consumer loans classified as troubled debt restructurings are deemed to be impaired and are assessed for impairment measurement in accordance with ASC 310-10.
When a loan is placed on nonaccrual status, accrued interest is reversed through interest income. FHN’s policy is that interest payments received on impaired and nonaccrual loans are recognized as a payment of principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis.
The tables below provide loan classes with the period-end and quarterly average amount of recorded investment in impaired loans for which there is a related allowance for loan loss, the period-end and quarterly average amount of recorded investment in impaired loans where there is no related allowance for loan loss, the total unpaid principle balance of the impaired loans, and amount of interest income recognized on the impaired loans:

	March 31, 2011
		Unpaid Principal	Related	Average Recorded	Interest Income
(Dollars in thousands)	Recorded Investment	Balance	Allowance	Investment	Recognized

Impaired loans with no related allowance recorded:
Commercial:
General C&I	$93,254	$113,233	$—	$68,856	$257
TRUPs	34,971	38,000	—	30,189	—
Income CRE	123,269	203,077	—	115,578	139
Residential CRE	64,222	121,907	—	61,812	75

Total	$315,716	$476,217	$—	$276,435	$471

Impaired loans with related allowance recorded:
Commercial:
General C&I	$58,676	$64,345	$29,696	$87,475	$60
TRUPs	27,266	30,000	27,266	27,266	—
Income CRE	11,603	11,603	3,378	23,072	—
Residential CRE	22,306	22,306	7,877	31,310	—

Total	$119,851	$128,254	$68,217	$169,123	$60

Retail:
HELOC	$30,398	$30,398	$10,073	$27,886	$80
R/E Installment Loans	48,173	48,173	10,895	46,286	86
Permanent Mortgage	103,890	103,890	14,248	100,328	491
Credit Card & Other	1,314	1,314	449	1,039	12

Total	$183,775	$183,775	$35,665	$175,539	$669

Total commercial	$435,567	$604,471	$68,217	$445,558	$531

Total retail	$183,775	$183,775	$35,665	$175,539	$669

Total impaired loans	$619,342	$788,246	$103,882	$621,097	$1,200

Note 4 — Loans (continued)

	March 31, 2010
		Unpaid Principal	Related
(Dollars in thousands)	Recorded Investment	Balance	Allowance

Impaired loans with no related allowance recorded:
Commercial:
General C&I	$46,993	$88,120	$—
TRUPs	27,277	32,700	—
Income CRE	149,842	246,185	—
Residential CRE	173,101	334,379	—

Total	$397,213	$701,384	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$59,290	$65,867	$18,997
TRUPs	27,266	30,000	14,406
Income CRE	18,732	22,306	5,905
Residential CRE	54,306	59,481	10,847

Total	$159,594	$177,654	$50,155

Retail:
HELOC	$11,095	$11,095	$2,467
R/E Installment Loans	23,387	23,386	5,197
Permanent Mortgage	60,215	60,215	9,185
OTC, Credit Card, & Other	2,105	2,105	1,024

Total	$96,802	$96,801	$17,873

Total commercial	$556,807	$879,038	$50,155

Total retail	$96,802	$96,801	$17,873

Total impaired loans	$653,609	$975,839	$68,028

Asset Quality Indicators
FHN employs a dual-grade commercial risk grading methodology to assign a probability of default (“PD”) estimate and loss given default for each commercial loan. The methodology utilizes multiple scorecards that have been developed using a combination of objective and subjective factors specific to various portfolios segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. Each grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 11 are “pass” grades. PD 12 is referred to as the “pass-watch” grade and is assigned when a credit is judged to need additional attention. PD 13-16 corresponds to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). FHN utilizes these grades to measure, monitor, and assesses credit risk within the commercial loan portfolio. Loans are categorized into the appropriate grade, initially as a component of the approval of the loan, and subsequently throughout the life of the loan. Pass loan grades are required to be re-assessed annually or whenever there has been a material change in the financial condition of the borrower or structure of the relationship. Loans graded 13 or worse are re-assessed on a quarterly basis.

Note 4 — Loans (continued)
The following table provides the balances of commercial loan portfolio classes, disaggregated by PD grade as of March 31, 2011:

	March 31, 2011
	General	Loans to Mortgage		Income	Residential
(Dollars in millions)	C&I	Companies	TRUPS (a)	CRE	CRE	Total

PD Grade:
1	$89	$—	$—	$—	$—	$89
2	97	—	—	3	—	100
3	151	—	—	15	—	166
4	194	—	—	7	—	201
5	300	—	—	26	—	326
6	686	44	—	54	1	785
7	841	108	—	107	3	1,059
8	1,073	157	—	174	4	1,408
9	539	74	—	132	6	751
10	411	—	—	108	3	522
11	476	—	—	129	1	606
12	213	—	—	27	7	247
13	358	—	288	143	9	798
14,15,16	414	1	80	338	100	933

Total loans collectively evaluated for impairment	5,842	384	368	1,263	134	7,991
Total loans individually evaluated for impairment	152	—	62	135	87	436

Total commercial loans	$5,994	$384	$430	$1,398	$221	$8,427

(a)	Presented net of $35.6 million a lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”. Portfolio reserve estimate considers recent financial performance of individual borrowers and other factors.
The retail portfolio is comprised primarily of smaller balance loans which are very similar in nature in that most are standard products and are backed by residential real estate. Because of the similarities of retail loan-types, FHN is able to utilize the Fair Isaac’s (“FICO”) score, among other attributes, to assess the quality of consumer borrowers. FICO scores are refreshed on a quarterly basis and attempt to reflect the recent risk profile of the borrowers. Accruing delinquency amounts are also other indicators of retail portfolio asset quality.

Note 4 — Loans (continued)
The following tables reflect period-end balances and various asset quality attributes by origination vintage for both the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2011. Compared to previous disclosures, permanent mortgage asset quality attributes have been updated to allow a consisent presentation of the retail real estate loan portfolios.
HELOC

		Origination Characteristics					Avg
Origination	Period End	Avg orig	Avg orig	%	%	%	Refreshed
Vintage	Balance(a)	CLTV	FICO	Broker	TN	1st Lien	FICO

pre-2003	$218.0	75.3%	724	14.4%	41.9%	22.9%	720
2003	308.2	76.2%	733	24.3%	25.8%	15.9%	726
2004	662.7	79.6%	728	31.9%	17.3%	19.0%	721
2005	822.0	79.5%	734	16.3%	16.9%	11.9%	720
2006	609.5	76.6%	742	6.9%	23.9%	13.7%	727
2007	613.9	77.6%	746	13.4%	29.1%	14.5%	732
2008	314.1	74.1%	755	8.8%	69.7%	36.6%	751
2009	198.6	71.6%	755	0.0%	86.0%	44.9%	758
2010	199.1	73.2%	757	0.0%	94.8%	46.5%	757
2011	29.6	72.0%	752	0.0%	95.1%	42.2%	752

Total	$3,975.7	77.1%	740	15.2%	34.1%	20.2%	730

(a)	Includes $672.4 million of restricted loan balances.
R/E Installment Loans

		Origination Characteristics					Avg
Origination	Period End	Avg orig	Avg orig	%	%	%	Refreshed
Vintage	Balance	CLTV	FICO	Broker	TN	1st Lien	FICO

pre-2003	$74.9	77.2%	694	17.8%	62.3%	67.0%	687
2003	206.6	72.4%	724	3.1%	44.2%	77.7%	732
2004	119.7	73.8%	713	7.4%	51.2%	71.7%	710
2005	321.8	82.9%	722	26.2%	21.2%	27.5%	713
2006	353.1	78.6%	722	4.9%	24.4%	25.1%	706
2007	489.4	81.6%	731	16.0%	24.1%	24.4%	715
2008	194.5	76.8%	738	6.1%	78.3%	78.5%	729
2009	125.4	71.4%	753	0.0%	89.0%	82.6%	752
2010	215.1	84.8%	748	0.0%	89.2%	97.1%	748
2011	83.6	85.0%	755	0.0%	91.2%	96.3%	754

Total	$2,184.1	79.3%	730	10.1%	46.0%	52.1%	722

Permanent Mortgage

		Origination Characteristics					Avg
Origination	Period End	Avg orig	Avg orig	%	%	%	Refreshed
Vintage	Balance(a)	CLTV	FICO	Broker	TN	1st Lien	FICO

pre-2004	$146.2	69.0%	724	6.0%	11.1%	100.0%	736
2004	12.8	81.9%	717	0.3%	25.1%	100.0%	701
2005	63.9	79.5%	737	2.1%	5.3%	98.4%	719
2006	129.8	78.8%	726	5.0%	2.0%	97.3%	685
2007	394.7	78.0%	726	20.7%	1.1%	96.2%	678
2008	340.1	80.5%	728	18.6%	0.5%	100.0%	678

Total	$1,087.5	78.0%	727	52.0%	2.8%	98.0%	693

(a)	Includes $49.9 million of restricted loan balances.

Note 4 — Loans (continued)
The following tables reflect accruing delinquency amounts for the credit card and other portfolio classes.

	March 31, 2011
(Dollars in millions)	Credit Card	Other

Accruing delinquent balances:
30-89 days past due	$1.7	$0.9
90+ days past due	1.4	—

Total	$3.1	$0.9

Non-accrual and Past Due Loans
Loans are placed on non-accrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or if the terms of a loan have been modified through troubled debt restructuring efforts. When a loan is placed on nonaccrual status, FHN applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance.
The following table reflects accruing and non-accruing loans by class on March 31, 2011:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non-Accruing	Total Loans

Commercial (C&I) :
General C&I	$5,813,511	$29,641	$1,478	$5,844,630	$85,803	$5,867	$58,623	$150,293	$5,994,923
Loans to mortgage companies	382,891	—	—	382,891	—	—	821	821	383,712
TRUPS (a)	367,291	—	—	367,291	—	—	62,237	62,237	429,528

Total commercial (C&I)	6,563,693	29,641	1,478	6,594,812	85,803	5,867	121,681	213,351	6,808,163

Commercial real estate:
Income CRE	1,241,297	15,648	60	1,257,005	35,308	5,892	99,536	140,736	1,397,741
Residential CRE	116,582	11,235	—	127,817	31,032	9,727	52,537	93,296	221,113

Total commercial real estate	1,357,879	26,883	60	1,384,822	66,340	15,619	152,073	234,032	1,618,854

Consumer real estate:
HELOC (b)	3,883,059	44,569	28,294	3,955,922	11,179	1,087	7,441	19,707	3,975,629
R/E installment loans	2,122,291	26,809	14,667	2,163,767	17,361	1,699	1,318	20,378	2,184,145

Total consumer real estate	6,005,350	71,378	42,961	6,119,689	28,540	2,786	8,759	40,085	6,159,774

Permanent mortgage (b)	894,682	30,734	27,692	953,108	29,650	4,295	100,471	134,416	1,087,524

Credit card & other
Credit card	185,265	1,658	1,443	188,366	—	—	—	—	188,366
Other (c)	93,528	870	29	94,427	7	—	15,257	15,264	109,691

Total credit card & other	278,793	2,528	1,472	282,793	7	—	15,257	15,264	298,057

Total loans, net of unearned	$15,100,397	$161,164	$73,663	$15,335,224	$210,340	$28,567	$398,241	$637,148	$15,972,372

(a)	Includes LOCOM valuation allowance $35.6 million.

(b)	Includes restricted loans.

(c)	Includes OTC and non real estate installment loans.

Note 4 — Loans (continued)
The following table reflects accruing and non-accruing loans by class on March 31, 2010:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non-Accruing	Total Loans

Commercial (C&I) :
General C&I	$5,734,633	$68,314	$1,928	$5,804,875	$61,137	$28,760	$49,737	$139,634	$5,944,509
Loans to mortgage companies	479,864	17	—	479,881	—	—	2,214	2,214	482,095
TRUPS (a)	375,179	—	—	375,179	—	—	54,543	54,543	429,722

Total commercial (C&I)	6,589,676	68,331	1,928	6,659,935	61,137	28,760	106,494	196,391	6,856,326

Commercial real estate:
Income CRE	1,440,905	40,805	11,326	1,493,036	17,772	9,652	153,621	181,045	1,674,081
Residential CRE	246,672	20,517	—	267,189	31,272	4,385	225,024	260,681	527,870

Total commercial real estate	1,687,577	61,322	11,326	1,760,225	49,044	14,037	378,645	441,726	2,201,951

Consumer real estate:
HELOC (b)	4,273,309	57,682	43,085	4,374,076	4,199	738	5,229	10,166	4,384,242
R/E installment loans	2,430,400	37,890	22,626	2,490,916	5,438	470	3,810	9,718	2,500,634

Total consumer real estate	6,703,709	95,572	65,711	6,864,992	9,637	1,208	9,039	19,884	6,884,876

Permanent mortgage (b)	946,425	36,423	36,370	1,019,218	13,301	2,472	102,619	118,392	1,137,610

Credit card & other
Credit card	179,211	2,199	2,247	183,657	—	—	—	—	183,657
Other (c)	115,185	3,993	110	119,288	—	1,104	99,412	100,516	219,804

Total credit card & other	294,396	6,192	2,357	302,945	—	1,104	99,412	100,516	403,461

Total loans, net of unearned	$16,221,783	$267,840	$117,692	$16,607,315	$133,119	$47,581	$696,209	$876,909	$17,484,224

(a)	Includes LOCOM valuation allowance $35.6 million.

(b)	Includes restricted loans.

(c)	Includes OTC. All nonaccruing balances reflect OTC.
On March 31, 2011 and 2010, FHN had loans classified as troubled debt restructurings of $285.1 million and $117.9 million, respectively. Additionally, FHN had restructured $62.6 million and $31.4 million of loans held for sale as of March 31, 2011 and 2010, respectively. For restructured loans in the portfolio, FHN had loan loss reserves of $42.0 million, or 15 percent of the recorded investment amount, as of March 31, 2011. On March 31, 2011 and 2010, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

Note 5 — Mortgage Servicing Rights
FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 16 — Fair Value, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 15 — Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $27 billion of mortgage loans on March 31, 2011, for which a servicing right has been capitalized.
In first quarter 2010, FHN adopted the amendments to ASC 810 which resulted in the consolidation of loans FHN previously sold through proprietary securitizations but retained MSR and significant subordinated interests subsequent to the transfer. In conjunction with the consolidation of these loans, FHN derecognized the associated servicing assets which are reflected in the rollfoward below. Following is a summary of changes in capitalized MSR for the three months ended March 31, 2011 and 2010:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC	Total

Fair value on January 1, 2010	$296,115	$1,174	$5,322	$302,611
Adjustment due to adoption of amendments to ASC 810	(197)	(928)	(1,168)	(2,293)
Reductions due to loan payments	(8,793)	(7)	(521)	(9,321)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(26,968)	—	—	(26,968)
Other changes in fair value	926	3	1	930

Fair value on March 31, 2010	$261,083	$242	$3,634	$264,959

Fair value on January 1, 2011	$203,812	$262	$3,245	$207,319
Reductions due to loan payments	(7,163)	(13)	(42)	(7,218)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	7,592	—	—	7,592
Other changes in fair value	16	10	29	55

Fair value on March 31, 2011	$204,257	$259	$3,232	$207,748

Servicing, late, and other ancillary fees recognized within mortgage banking income were $20.8 million and $27.7 million for the three months ended March 31, 2011 and 2010, respectively. Servicing, late, and other ancillary fees recognized within other income and commissions were $.7 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.
FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $4.2 million and $6.1 million at March 31, 2011 and 2010, respectively. The aggregate principal balance serviced by FHN for these transactions was $.6 billion and $.8 billion at March 31, 2011 and 2010, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.
In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On March 31, 2011 and 2010, FHN had $28.0 million and $36.2 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within other short term borrowings and commercial paper in the Consolidated Condensed Statements of Condition.

Note 6 — Intangible Assets
The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets (a)

December 31, 2009	$165,528	$38,256
Amortization expense (b)	—	(1,380)
Impairment (c) (d)	(3,348)	—
Additions	—	151

March 31, 2010	$162,180	$37,027

December 31, 2010	$162,180	$32,881
Amortization expense (b)	—	(1,336)
Impairment (c) (d)	(10,100)	—

March 31, 2011	$152,080	$31,545

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

(b)	Amortization expense of $.3 million related to First Horizon Insurance is included in Income/(loss) from discontinued operations, net of tax on the Consolidated Condensed Statements of Income.

(c)	See Note 17 — Restructuring, Repositioning, and Efficiency for further details related to goodwill impairments.

(d)	See Note 2 — Acquisitions and Divestitures for further details regarding goodwill related to divestitures.
The gross carrying amount of other intangible assets subject to amortization is $125.8 million on March 31, 2011, net of $94.2 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $4.0 million for the remainder of 2011, and $4.3 million, $3.9 million, $3.6 million, $3.4 million, and $3.3 million for the twelve-month periods of 2012, 2013, 2014, 2015, and 2016, respectively.
In first quarter 2011, FHN agreed to sell FHI which resulted in a pre-tax goodwill impairment of $10.1 million. In first quarter 2010, FHN exited its institutional research business, FTN Equity Capital Markets (“FTN ECM”), and incurred a pre-tax goodwill impairment of $3.3 million.

Note 6 — Intangible Assets (continued)
The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through March 31, 2011. Gross goodwill and accumulated impairments and divestiture-related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Consistent with historical practices, FHN has moved FHI’s historical goodwill activity to the non-strategic segment.

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

Gross goodwill	$197,971	$38,262	$97,421	$333,654
Accumulated impairments	(100,675)	—	—	(100,675)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

December 31, 2009	$29,845	$38,262	$97,421	$165,528

Additions	—	—	—	—
Impairments	(3,348)	—	—	(3,348)
Divestitures	—	—	—	—

Net change in goodwill during 2010	(3,348)	—	—	(3,348)

Gross goodwill	$197,971	$38,262	$97,421	$333,654
Accumulated impairments	(104,023)	—	—	(104,023)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

March 31, 2010	$26,497	$38,262	$97,421	$162,180

Gross goodwill	$197,971	$38,262	$97,421	$333,654
Accumulated impairments	(104,023)	—	—	(104,023)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

December 31, 2010	$26,497	$38,262	$97,421	$162,180

Additions	—	—	—	—
Impairments	(10,100)	—	—	(10,100)
Divestitures	—	—	—	—

Net change in goodwill during 2011	(10,100)	—	—	(10,100)

Gross goodwill	$197,971	$38,262	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

March 31, 2011	$16,397	$38,262	$97,421	$152,080

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 7 — Regulatory Capital
FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (Leverage). Management believes that, as of March 31, 2011, FHN met all capital adequacy requirements to which it was subject.
The actual capital amounts and ratios of FHN and FTBNA are presented in the table below. In addition, FTBNA must also calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Based on this calculation, FTBNA’s Total Capital, Tier 1 Capital, and Leverage ratios were 19.25 percent, 15.85 percent, and 12.81 percent, respectively, on March 31, 2011, and were 19.21 percent, 15.44 percent, and 12.94 percent, respectively, on March 31, 2010.

	First Horizon			First Tennessee Bank
	National Corporation			National Association
(Dollars in thousands)	Amount		Ratio	Amount		Ratio

On March 31, 2011:
Actual:
Total Capital	$3,659,127		18.70%	$4,027,765		20.80%
Tier 1 Capital	2,790,335		14.26	3,201,547		16.54
Leverage	2,790,335		11.39	3,201,547		13.18

For Capital Adequacy Purposes:
Total Capital	1,565,520	≥	8.00	1,548,904	≥	8.00
Tier 1 Capital	782,760	≥	4.00	774,452	≥	4.00
Leverage	979,695	≥	4.00	971,282	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				1,936,130	≥	10.00
Tier 1 Capital				1,161,678	≥	6.00
Leverage				1,214,103	≥	5.00

On March 31, 2010:
Actual:
Total Capital	$4,505,835		21.43%	$4,311,198		20.71%
Tier 1 Capital	3,484,847		16.58	3,352,967		16.10
Leverage	3,484,847		13.71	3,352,967		13.31

For Capital Adequacy Purposes:
Total Capital	1,681,814	≥	8.00	1,665,627	≥	8.00
Tier 1 Capital	840,907	≥	4.00	832,813	≥	4.00
Leverage	1,016,982	≥	4.00	1,007,997	≥	4.00

To Be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital				2,082,033	≥	10.00
Tier 1 Capital				1,249,220	≥	6.00
Leverage				1,259,996	≥	5.00

Note 8 — Earnings per Share
The following tables show a reconciliation of the numerators used in calculating basic and diluted earnings/(loss) per share attributable to common shareholders:

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Income/(loss) from continuing operations	$42,043	$(2,816)
Income/(loss) from discontinued operations, net of tax	960	(7,077)

Net income/(loss)	$43,003	$(9,893)
Net income attributable to noncontrolling interest	2,844	2,844

Net income/(loss) attributable to controlling interest	$40,159	$(12,737)
Preferred stock dividends	—	14,918

Net income/(loss) available to common shareholders	$40,159	$(27,655)

Income/(loss) from continuing operations	$42,043	$(2,816)
Net income attributable to noncontrolling interest	2,844	2,844
Preferred stock dividends	—	14,918

Net income/(loss) from continuing operations available to common shareholders	$39,199	$(20,578)

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended
	March 31
(In thousands)	2011	2010

Weighted average common shares outstanding — basic (a)	261,174	234,469
Effect of dilutive securities (a)	4,382	—

Weighted average common shares outstanding — diluted (a)	265,556	234,469

(a)	All share data has been restated to reflect stock dividends distributed through January 1, 2011.
The following table provides a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended
	March 31
Earnings/(loss) per common share:	2011	2010

Earnings/(loss) per share from continuing operations available to common shareholders	$0.15	$(0.09)
Earnings/(loss) per share from discontinued operations, net of tax	—	(0.03)

Net earnings/(loss) per share available to common shareholders	$0.15	$(0.12)

Diluted earnings/(loss) per common share:

Diluted earnings/(loss) per share from continuing operations available to common shareholders	$0.15	$(0.09)
Diluted earnings/(loss) per share from discontinued operations, net of tax	—	(0.03)

Net diluted earnings/(loss) per share available to common shareholders	$0.15	$(0.12)

For the three months ended March 31, 2011, the dilutive effect for all potential common shares was 4.4 million. For the three months ended March 31, 2010, all potential common shares were antidilutive due to the net loss attributable to common shareholders for that period. Stock options of 10.5 million and 13.6 million with a weighted average exercise price of $26.70 and $27.29 per share for the three months ended March 31, 2011 and 2010, respectively, were excluded from diluted shares because including such shares would have been antidilutive. Other equity awards of .1 million and 3.2 million for the three months ended March 31, 2011 and 2010, respectively, were excluded from diluted shares because including such shares would have been antidilutive. Additionally, 14.8 million potential common shares related to the CPP common stock warrant were excluded from the computation of diluted loss per common share for the three months ended March 31, 2010, because such shares would have been antidilutive.

Note 9 — Contingencies and Other Disclosures
Contingencies. Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration, mediation, and other forms of litigation. Various claims and lawsuits are pending against FHN and its subsidiaries. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each pending matter may be. FHN establishes loss contingency liabilities for litigation matters when estimated loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A liability generally is not established when a loss contingency either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a liability to be established at the low end of the range. Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to pending matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.
At March 31, 2011, based on the foregoing, there were no pending or threatened litigation matters as to which FHN had determined that material loss was probable or had established a material loss liability.
Set out below are discussions of certain pending or threatened litigation matters. Except as mentioned specifically for a particular matter, these matters are those as to which FHN has determined, under applicable financial accounting guidance, that although material loss is not probable there is more than a slight chance of a material loss outcome for FHN. Because of the uncertainty of the potential outcomes of the legal proceedings associated with these matters, and also due to significant uncertainties regarding amounts claimed (in cases as to which claims are noted as unspecified), potential remedies that might be available or awarded (in all cases), the value of assets FHN may be required to repurchase (for those cases involving asset repurchase demands), and the status of the discovery process (for those cases where discovery is not substantially complete), FHN cannot determine probable loss or estimate a range of possible losses in excess of established liabilities, if any, at this time that may result from these matters. In all such matters that involve claims in active litigation, and in those matters not in litigation where possible allegations can be anticipated, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously. FHN expects to reassess the liability for these matters each quarter as they progress.
•	Manufacturers & Traders Trust Company (“M&T”) has filed an arbitration claim against FTBNA. The claim arises out of FTBNA’s sale of multiple branch assets to M&T in 2007. The original demand for arbitration claims that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleges that the loans either are not in conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. At this time, the claim has become a demand that FTBNA repurchase certain HELOCs having an original principal balance of $45.5 million. At March 31, 2011, the HELOCs at issue included loans with an unpaid principal balance of $26.3 million and also included charged-off loans of $9.4 million.

•	The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel has filed two complaints in the U.S. District Court for the Northern District of Illinois, Eastern Division (Case Nos. 1:08-cv-06587 and 1:09-cv-02258) against FTN Financial Securities Corp. (“FTN”) and two former FTN employees. The Trustee’s claims relate to Sentinel Management Group, Inc.’s (“Sentinel”) purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007. Collectively, the claims alleged in the complaints are: aiding and abetting breach of fiduciary duty; commercial bribery; federal securities fraud; negligent misrepresentation; violation of the Illinois Blue Sky Law and the Illinois Consumer Fraud Act; negligence; unjust enrichment; and avoidance and recovery of fraudulent transfers. The Trustee seeks, among other things: compensatory damages of approximately $126 million; unspecified punitive damages; disgorgement of profits, fees and commissions; rescission of securities purchases; avoidance of allegedly fraudulent transfers; and unspecified interest, costs, and attorney’s fees.

•	FTN and FTBNA, along with a former executive officer and two former employees, have received written “Wells” notices from the Staff of the United States Securities and Exchange Commission (the “SEC”) stating that the Staff intends to recommend that the SEC bring enforcement actions for allegedly aiding and abetting a former FTN customer, Sentinel, in violations of the federal securities laws. The subject of the Wells notices is a 2006 year-end securities repurchase transaction entered into by FTN with Sentinel. A Wells notice by the SEC Staff is neither a formal allegation of wrongdoing nor a determination by the SEC that there has been wrongdoing. A Wells notice generally provides the recipient with an opportunity to provide his, her, or its perspective to address the Staff’s concerns prior to enforcement action being taken by the SEC. FHN is actively engaged in working within the Wells process to try to resolve this matter, and based on the status of discussions, has determined that resolution of this matter with the SEC is probable and that the amount is reasonably estimable. Accordingly, FHN established a liability in the first quarter 2011 in an amount that is not material to the financial statements. Any settlement is subject to SEC review and approval and judical review and approval. If FHN is unable to resolve this matter and enforcement action is brought, FHN believes there are meritorious defenses and intends to advance those defenses vigorously.

Note 9 — Contingencies and Other Disclosures (continued)
The following are pending litigation matters as to which directors or senior executives of FHN are named as defendants in connection with the performance of their duties on behalf of FHN.
•	A shareholder, Cranston Reid, has filed a putative derivative lawsuit in the U.S. District Court for the Western District of Tennessee, Western Division (Case No. 2:10cv02413-STA-cgc) against various former and current officers and directors of FHN. FHN is named as a nominal defendant, though no relief is sought against it. The complaint alleges the following causes of action: breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The claimed breach of fiduciary duty and other causes of action stem from a number of alleged events, including: certain litigation matters, both pending and previously disposed, unrelated to this plaintiff; certain matters that allegedly could become litigation matters, unrelated to this plaintiff; a matter that previously had been investigated and concluded, unrelated to this plaintiff; and an alleged general use of allegedly unlawful and high-risk banking practices. In March 2011 the court dismissed all claims. The plaintiff has appealed the dismissal. FHN continues to believe the defendants have meritorious defenses to this complaint — including that the complaint fails to state any legally cognizable claim — and intends to advance those defenses vigorously on appeal.

•	A shareholder, Troy Sims, has filed a putative class action lawsuit in the U.S. District Court for the Western District of Tennessee, Western Division (Case No. 2:08-cv-02293-STA-cgc) against FHN and various former and current officers and directors of FHN. The complaint alleges causes of action under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), related to FHN’s Savings Plan, which is a 401(k) savings plan offered to eligible employees. Specifically, the complaint alleges that defendants breached fiduciary duties owed to Plan participants by: (1) failure to prudently and loyally manage the Plan’s investment in First Horizon stock and certain proprietary mutual funds; (2) failure to provide accurate information to participants and beneficiaries; (3) failure to monitor other Plan fiduciaries; and (4) breach of co-fiduciary obligations. For these alleged violations, plaintiffs seek to require defendants to pay Plan participants unspecified damages resulting from the decline in value of First Horizon stock between January 2006 and July 14, 2008 and associated with participants’ investment in proprietary mutual funds offered by the Plan between May 2002 and January 2006. FHN believes the defendants have meritorious defenses to this complaint and intends to advance those defenses vigorously.
The foregoing matters are those as to which FHN has determined, under applicable financial accounting guidance, that material loss is not probable.
Visa Matters. FHN is a member of the Visa USA network. On October 3, 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc. (“Visa”). Upon completion of the reorganization, the members of the Visa USA network remained contingently liable for certain Visa litigation matters. Based on its proportionate membership share of Visa USA, FHN recognized a contingent liability in fourth quarter 2007 related to this contingent obligation. In March 2008, Visa completed its initial public offering (“IPO”) and funded an escrow account from its IPO proceeds to be used to make payments related to the Visa litigation matters. FHN received approximately 2.4 million Class B shares in conjunction with Visa’s IPO.
FHN sold 440,000 of its shares, reducing its holdings to approximately 2.0 million shares in December 2010. FHN’s Visa shares are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the later of the third anniversary of the IPO or the final resolution of the covered litigation. The final conversion ratio, which was estimated to approximate 49 percent as of March 31, 2011, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.
In conjunction with the sale of a portion of its Visa class B shares in December 2010, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa class B shares into Visa class A shares is adjusted. FHN determined that the initial fair value of the derivative was equal to a pro rata portion of the previously accrued contingent liability for Visa litigation matters attributable to the 440,000 Visa class B shares sold. This amount was determined to be a liability of $1.0 million as of December 31, 2010.

Note 9 — Contingencies and Other Disclosures (continued)
In March 2011, Visa deposited an additional $400 million into the escrow account. Accordingly, FHN reduced its contingent liability, which was $1.4 million as of March 31, 2011, by $3.3 million through a credit to noninterest expense. The associated decline in the conversion ratio to 49 percent will result in FHN making a payment to the counterparty of $.7 million in second quarter 2011. Additionally, FHN increased the derivative liability to $2.1 million as of March 31, 2011.
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
Servicing. FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $27 billion as of March 31, 2011. A substantial portion of the first lien portfolio is serviced through a subservicer. The first lien portfolio is held primarily by Fannie Mae (“FNMA”) and private security holders, with less significant portions held by Ginnie Mae (“GNMA”) and Freddie Mac (“FHLMC”). In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or to repurchase the delinquent or defaulted loan out of the trust pool. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) the liquidation proceeds of the property securing the loan, in the case of private securitizations and (2) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans. As of March 31, 2011, FHN has recognized servicing and P&I advances of $286.0 million. Servicing and P&I advances are included in Other assets on the Consolidated Condensed Statements of Condition.
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
Other Disclosures — Home Loans Originated and Sold. Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to GSEs. Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) were sold to investors predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. In addition, through its legacy mortgage business FHN originated with the intent to sell and sold HELOC and second lien mortgages through whole loan sales to private purchasers.
Regarding these past loan-sale activities, FHN has exposure to potential loss primarily through two avenues. First, investors/purchasers of these mortgage loans may request that FHN repurchase loans or make the investor whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient.

Note 9 — Contingencies and Other Disclosures (continued)
From 2005 through 2008, FHN originated and sold $69.5 billion of such loans without recourse to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of such loans without recourse in proprietary transactions. Of the amount originally securitized, $37.1 billion relates to securitization trusts that are still active as approximately 30 securitization trusts have become inactive due to clean-up calls exercised by FHN. The exercise of clean-up calls resulted in termination of the Pooling and Servicing Agreements and reacquisition of the related mortgage loans remaining unpaid.
Loans Sold With Full or Limited Recourse. FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, Federal Housing Administration (“FHA”) insurance, or The Veteran’s Administration (“VA”) guaranty. On March 31, 2011 and 2010, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $55.7 million and $68.9 million, respectively.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration and Veterans Administration. FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On March 31, 2011 and 2010, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.2 billion for both periods. Additionally, on March 31, 2011 and 2010, $.7 billion and $.9 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
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
Loans Sold Without Recourse — GSE Whole Loan Sales. Substantially all of the conforming mortgage loans were sold to GSE such as Government National Mortgage Association (“GNMA” or “Ginnie Mae”) for federally insured loans and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) for conventional loans. Each GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities, and the risk of credit loss with regard to the principal amount of the loans sold was generally transferred to investors upon sale to the secondary market.
Generally these loans were sold without recourse. However, if it is determined that the loans sold were in breach of representations or warranties required by the GSE and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic benefits of a loan. Such representations and warranties required by the GSEs typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan.
At the time of sale, FHN generally retained servicing rights to these mortgage loans sold. However, FHN has since sold (through the 2008 divestiture and various bulk sales) servicing rights on a significant amount of the loans that were sold to GSEs. As of March 31, 2011, FHN services only $10.2 billion of loans sold to GSEs (primarily Fannie Mae and Freddie Mac). A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to GSEs. Since the divestiture of the national mortgage banking business in third quarter 2008 through March 31, 2011, GSEs (primarily Fannie Mae and Freddie Mac, but also includes some Ginnie Mae) have accounted for the vast majority of repurchase/make-whole claims received.
Loans Sold Without Recourse — Proprietary Securitizations. FHN originated and sold certain non-agency, nonconforming mortgage loans, primarily Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through over 140 proprietary securitization trusts. Over 110 of these proprietary securitization trusts were active as of March 31, 2011. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts or other vehicles. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates

Note 9 — Contingencies and Other Disclosures (continued)
were tiered into different risk classes, with subordinated classes exposed to trust losses first and senior classes exposed only after subordinated classes were exhausted. Representations and warranties were made to the trustees for the benefit of investors. Unlike servicing on loans sold to GSEs, FHN still services substantially all of the loans sold through proprietary securitizations. As of March 31, 2011, the remaining UPB balance in active proprietary securitizations was $13.9 billion.
Unlike loans sold to GSEs, contractual representations and warranties for proprietary securitizations do not include general representations regarding the absence of fraud or negligence in the underwriting or origination of the mortgage loans. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate repurchase of a mortgage loan if FHN breached certain representations and warranties made at the time the securitization closed and such breach materially and adversely affects the interests of the investors in such mortgage loan. However, the securitization documents do not require the trustee to make an investigation into the facts or matters stated in any request or notice unless requested in writing to do so by the holders of certificates evidencing not less than 25 percent of the voting rights allocated to each class of certificates. The certificate holders may also be required to indemnify the trustee for its costs related to investigations made in connection with repurchase actions. GSEs were among the purchasers of certificates in securitizations. As such, they are entitled to the benefits of the same representations and warranties as other investors. However, the GSEs, acting through their conservator under federal law, are permitted to undertake, independently of other investors, reviews of FHN’s mortgage loan origination and servicing files. Such reviews are commenced using a subpoena process. If, because of such reviews, the GSEs determine there has been a breach of a representation or warranty that has had a material and adverse affect on the interests of the investors in any mortgage loan, the GSEs may seek to cause the Trustee to enforce a repurchase obligation against FHN.
Also unlike loans sold to GSEs, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could pursue a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes, and the statutory remedies typically could include rescission of the investment or monetary damages measured in relation to the original investment made. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort are likely to be resolved in a litigation context in most cases, unlike most of the GSE repurchase requests. The analysis of loss content and establishment of appropriate reserves in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case and an estimation of the probability of ultimate loss, if any. FHN expects most litigation claims to take much longer to resolve than repurchase requests typically have taken.
For loans sold in proprietary securitizations, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of March 31, 2011, the repurchase request pipeline contained no repurchase requests related to securitized loans based on representations and warranties.
None of FHN’s proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. Monoline insurance is a form of credit enhancement provided to a securitization by a third party insurer. Subject to the terms and conditions of the policy, the insurer guarantees payments of accrued interest and principal due to the investors. In certain limited situations, insurance was provided for a specific senior retail class of holders within individual securitizations. The aggregate insured certificates totaled $128.4 million of original certificate balance. FHN’s exercise of cleanup calls described above contained some of these insured certificates; therefore, the original certificate balance of insured certificates related to active securitization trusts was $103.4 million as of March 31, 2011. The trustee statement dated March 25, 2011, reported to FHN that the remaining outstanding certificate balance for these classes was $98.6 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level classes.
FHN, among others, has been subpoenaed by the FHFA, Conservator for Fannie Mae and Freddie Mac, related to investments made by the two GSEs in six proprietary securitizations issued in 2005 and early 2006. The subpoenas relate to ongoing reviews which may result in claims against FHN. The original and current (as of the March 25, 2011 trust statements) combined certificate balances of the related pools

Note 9 — Contingencies and Other Disclosures (continued)
in which Fannie Mae invested were $443.2 million and $183.5 million, respectively. The original and current (as of the March 25, 2011 trust statements) combined certificate balances of the related pools in which Freddie Mac invested were $842.0 million and $378.8 million, respectively. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline. As of March 31, 2011 and at the time this report is filed, FHN is unable to determine a probable loss or estimate a range of possible loss due to the uncertainty related to these matters. No liability has been established.
At the time this report is filed , FHN is one of many defendants in lawsuits by three investors in securitizations which claim that the offering documents under which certificates were sold to them were materially deficient. Although these suits are in early stages, FHN intends to defend itself vigorously . These lawsuit matters have been analyzed and treated as litigation matters under applicable accounting standards. As of March 31, 2011 and at the time this report was filed, FHN is unable to determine a probable loss or estimate a range of possible loss due to the uncertainty related to these matters; no liability has been established. Similar claims may be pursued by other investors.
At March 31, 2011, FHN had not recognized a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in securitizations at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.
Other Proprietary Securitizations. FHN also originated and sold seven second lien proprietary securitization trusts, including six HELOC securitizations and a closed-end second lien securitization. The trusts issued notes backed by the loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. FHN services all of the loans backing the notes in these proprietary securitizations pursuant to the terms of the sale and servicing agreements. The Trustee statements dated March 25, 2011 reported that the cumulative original and current outstanding note balances of the HELOC securitizations were $2.5 billion and $.7 billion, respectively. The original and current outstanding balance of the closed-end second lien securitization was $236.3 million and $27.8 million, respectively.
These securitization trusts have been consolidated; consequently, these loans and the associated credit risk are reflected in FHN’s consolidated financial statements. As of March 31, 2011, the loans and associated ALLL are reflected as “restricted” on the Consolidated Condensed Statements of Condition.
The asset-backed notes issued in the HELOC securitizations were “wrapped” by monoline insurers. FHN understands that some monoline insurers have commenced lawsuits against other originators of asset-backed securities seeking to cancel policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit. The monoline insurers also have certain contractual rights to pursue repurchase and indemnification. On January 4, 2011, the monoline insurer of two of FHN’s HELOC securitizations demanded to review the performance of these HELOC securitizations and, with respect to charged off loans, to review loan origination and servicing files, underwriting guidelines and payment histories. The demands were made pursuant to the terms of the applicable insurance and indemnity and sale and servicing agreements. No repurchase or indemnification claims related to the HELOCs have been made as of the date of this report. Advances made by monoline insurers for the benefit of security holders have been recognized within restricted term borrowings in the Consolidated Condensed Statements of Condition.
Loans Sold Without Recourse — Other Whole Loan Sales. FHN originated through its former national retail and wholesale channels and subsequently sold HELOC and second lien mortgages through whole loan sales. These loans were underwritten to the guidelines of that channel as either combination transactions with first lien mortgages or stand alone transactions. The whole loan sales were generally done on a servicing retained basis and contained representations and warranties customary to such loan sales and servicing agreements in the industry with specific reference to seller’s underwriting and servicing guidelines. Loans were subject to repurchase in the event of early payment defaults and for breaches of representations and warranties. In 2009, FHN settled a substantial portion of its repurchase obligations for these loans through an agreement with the primary purchaser of HELOC and second lien loans. This settlement included the transfer of retained servicing rights associated with the applicable second lien and HELOC loan sales. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans excluded from the above settlement for which there is a breach of representations and warranties provided to the buyers. The remaining repurchase reserve for these loans is minimal, reflecting the settlement discussed above.
FHN has also sold first lien mortgages without recourse through whole loan sales to non-GSE purchasers. As of March 31, 2011, 6 percent of repurchase/make-whole claims relate to private whole loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Note 9 — Contingencies and Other Disclosures (continued)
Private Mortgage Insurance. PMI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. PMI generally was provided for the first lien loans having a loan-to-value ratio at origination of greater than 80 percent that were sold to GSEs or securitized. Although unresolved PMI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been cancelled for all loan sales and securitizations. In determining adequacy of the repurchase reserve, FHN considered $156.5 million in UPB of loans sold where PMI coverage was cancelled for all loan sales and securitizations. To date, a majority of PMI cancellation notices have involved loans sold to GSEs. At March 31, 2011, all estimated loss content arising from PMI cancellation matters related to loans sold to GSEs.
Repurchase Obligations Related to Branch Sale. FHN also sold loans as part of branch sales that were executed during 2007 as part of a strategic decision to exit businesses in markets FHN considered non-strategic. Unlike the loans sold to GSEs or sold privately as discussed above, these loans were originated to be held to maturity as part of the loan portfolio. FHN has received repurchase requests related to HELOC from one of the purchasers of these branches. These HELOC are not included in the repurchase pipeline. Additional information concerning this matter is presented in this Note above under the caption “Contingencies.”
Repurchase and Foreclosure Liability. Based on its experience to date, FHN has evaluated its loan repurchase exposure as mentioned above and has accrued for losses of $185.6 million and $128.8 million as of March 31, 2011 and 2010, respectively. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the repurchase and foreclosure liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income.
Other Disclosures — Foreclosure Practices. The focus on judicial foreclosure practices of financial institutions nationwide has expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities, which could impact FHN through increased operational and legal costs. FHN owns and services residential loans. By the end of 2010, FHN had reviewed its processes relating to foreclosure on loans it owns and services and no material issues were identified. FHN intends to review and revise, as appropriate, its foreclosure processes in coordination with loss mitigation practices and to continue to monitor these processes with the goal of conforming them to changing servicing requirements. FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the still-owned portion of FHN’s mortgage servicing portfolio is outsourced through a subservicing arrangement with the platform buyer. As of the end of the first quarter 2011, federal banking regulators had completed examinations of foreclosure and loss mitigation practices of large, federally regulated mortgage servicers, including FHN’s subservicer, and more recently have entered into consent decrees with several of the institutions imposing new servicing standards in the areas of loss mitigation and foreclosure. The subservicer is subject to a consent decree and has advised FHN that it has implemented or is in the process of implementing the new standards.
Under the subservicing agreement FHN may be financially responsible in some cases, and the subservicer may be in others. FHN cannot predict the amount of operating costs, the costs for foreclosure delays (including costs connected with servicing advances), legal expenses, or other costs (including title company indemnification) that may be incurred as a result of the internal reviews or external actions. Accordingly, FHN is unable to determine a probable loss or estimate a range of possible loss due to uncertainty related to these matters. No liability has been established.
Other Disclosures — Reinsurance Arrangements. A wholly-owned subsidiary of FHN entered into agreements with several providers of private mortgage insurance whereby the subsidiary agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the PMI premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors varied for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involved the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performed an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor had been penetrated. Management obtained the assistance of a third-party actuarial firm in developing its estimation of loss content. This process included consideration of factors such as delinquency trends, default rates, and housing prices which were used to estimate both the frequency and severity of losses. No new reinsurance arrangements were initiated after 2008. As of March 31, 2011, FHN had settled substantially all of its reinsurance obligations with primary insurers through termination of the related reinsurance agreement and transfer of the associated trust assets. Settlements of the reinsurance obligations with primary insurers through termination of the related insurance agreement resulted in a decrease in the liability totaling $55.4 million from 2009 to March 31, 2011, and transfer of the associated trust assets.

Other Disclosures — 2008 Sale of National Origination and Servicing Platforms. In conjunction with the sale of its servicing platform in August 2008, FHN entered into a three year subservicing arrangement with the purchaser for the unsold portion of FHN’s servicing portfolio. As part of the subservicing agreement, FHN has agreed to a make-whole arrangement whereby if the number of loans subserviced by the purchaser falls below specified levels and the direct servicing cost per loan is greater than a specified amount (determined using loans serviced on behalf of both FHN and the purchaser), FHN will make a payment according to a contractually specified formula. The make-whole payment is subject to a cap, which is $15.0 million if triggered during the eight quarters following the first anniversary of the divestiture. As part of the 2008 transaction, FHN recognized a contingent liability of $1.2 million representing the estimated fair value of its performance obligation under the make-whole arrangement.
Note 10 — Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007, excluding certain employees of FHN’s insurance subsidiaries. Pension benefits are based on years of service, average compensation near retirement, and estimated social security benefits at age 65. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2010. Future decisions will be based upon pension funding requirements under the Pension Protection Act, the maximum deductible under the Internal Revenue Code, and the actual performance of plan assets. At this time, FHN does not expect to make a contribution to the qualified pension plan in 2011.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. These other non-qualified pension plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Contributions to non-qualified plans were $4.5 million for 2010. FHN anticipates making a $5.1 million contribution in 2011.
In 2009, FHN’s Board of Directors determined that the accrual of benefits under the qualified pension plan and the supplemental retirement plan would cease as of December 31, 2012. After that date, employees currently in the pension plan, and those currently in the Employee Non-voluntary Elective Contribution (“ENEC”) program, will be able to participate in the FHN savings plan with a profit sharing feature and an increased company match rate. After that time, pension status will not affect a person’s ability to participate in any savings plan feature.
Savings plan. Effective January 1, 2008, the ENEC program was added under the FHN savings plan and is provided only to employees who are not eligible for the pension plan. With the ENEC program, FHN will generally make contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts will be a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN contributed $1.2 million for the plan in 2010 related to the 2009 plan year, and FHN expects to contribute $1.3 million for the plan in 2011 related to the 2010 plan year.
Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance to retirement-eligible employees. The postretirement medical plan is contributory with retiree contributions adjusted annually and is based on criteria that are a combination of the employee’s age and years of service. For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at the time of retirement. FHN’s postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care that provide a benefit that is actuarially equivalent to Medicare Part D. FHN currently anticipates receiving a prescription drug subsidy under the Act through 2015.
The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$4,301	$3,778	$144	$136
Interest cost	8,147	7,836	552	595
Expected return on plan assets	(11,724)	(11,879)	(297)	(287)
Amortization of unrecognized:
Transition obligation	—	—	246	247
Prior service cost/(credit)	104	67	(2)	(2)
Actuarial (gain)/loss	5,027	3,772	(260)	(216)

Net periodic benefit cost	$5,855	$3,574	$383	$473

Note 11 — Business Segment Information
Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses among segments which could change historical segment results. In first quarter 2011, FHN contracted to sell First Horizon Insurance, Inc. (“FHI”), a subsidiary of First Tennessee Bank, a property and casualty insurance agency that serves customers in over 40 states. Additionally, FHN contracted to sell Highland Capital Management Corporation (“Highland”), a subsidiary of First Horizon National Corporation, which provides asset management services. The results of operations for both businesses have been included in the Discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Consistent with historical practice, these businesses have been moved to the non-strategic segment with other exited businesses and discontinued products. For comparability, previously reported items have been revised to reflect these changes.
FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, health savings accounts, credit card, cash management, and first lien mortgage originations within the Tennessee footprint. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory and derivative sales. The corporate segment consists of gains on the extinguishment of debt, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and various charges related to restructuring, repositioning, and efficiency. The non-strategic segment consists of the wind-down national consumer and construction lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.
Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the periods ended March 31:

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Consolidated
Net interest income	$172,755	$180,395
Provision for loan losses	1,000	105,000
Noninterest income	197,542	243,249
Noninterest expense	315,146	337,978

Income/(loss) before income taxes	54,151	(19,334)
Provision/(benefit) for income taxes	12,108	(16,518)

Income/(loss) from continuing operations	42,043	(2,816)
Gain/(loss) from discontinued operations, net of tax	960	(7,077)

Net income/(loss)	$43,003	$(9,893)

Average assets	$24,570,170	$25,559,408

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 – Business Segment Information (continued)

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Regional Banking
Net interest income	$135,524	$133,857
Provision for loan losses	(12,400)	52,047
Noninterest income	67,370	70,926
Noninterest expense	151,120	156,623

Income/(loss) before income taxes	64,174	(3,887)
Provision/(benefit) for income taxes	23,464	(1,786)

Net income/(loss)	$40,710	$(2,101)

Average assets	$11,056,740	$11,292,542

Capital Markets
Net interest income	$5,574	$2,364
Noninterest income	90,080	114,584
Noninterest expense	73,563	83,877

Income before income taxes	22,091	33,071
Provision for income taxes	8,434	12,382

Net income	$13,657	$20,689

Average assets	$2,049,643	$1,880,594

Corporate
Net interest income/(expense)	$(297)	$5,557
Provision for loan losses	—	N/A
Noninterest income	12,871	24,906
Noninterest expense	20,671	20,489

Income/(loss) before income taxes	(8,097)	9,974
Benefit for income taxes	(10,543)	(5,074)

Net income	$2,446	$15,048

Average assets	$5,109,157	$4,553,596

Non-Strategic
Net interest income	$31,954	$38,617
Provision for loan losses	13,400	52,953
Noninterest income	27,221	32,833
Noninterest expense	69,792	76,989

Loss before income taxes	(24,017)	(58,492)
Benefit for income taxes	(9,247)	(22,040)

Loss from continuing operations	(14,770)	(36,452)
Gain/(loss) from discontinued operations, net of tax	960	(7,077)

Net loss	$(13,810)	$(43,529)

Average assets	$6,354,630	$7,832,676

Certain previously reported amounts have been reclassified to agree with current presentation.

N/A — Not applicable

Note 12 — Preferred Stock and Other Capital
FHN Preferred Stock and Warrant
On November 14, 2008, FHN issued and sold 866,540 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP, along with a Warrant to purchase common stock. The issuance occurred in connection with, and was governed by, the Treasury Capital Purchase Program (“Capital Purchase Program”) administered by the U.S. Treasury (“UST”) under the Troubled Asset Relief Program (“TARP”). In connection with the issuance of the Preferred Shares, FHN also issued a Warrant to purchase 12,743,235 common shares with an exercise price of $10.20 per share. The Warrant was immediately exercisable and was set to expire ten years after issuance. As a result of the stock dividends distributed through January 1, 2011, the Warrant was adjusted to cover 14,842,321 common shares at a purchase price of $8.757 per share. On December 22, 2010, subsequent to offerings of common equity and debt which raised more than $750 million, FHN repurchased all of the preferred shares and remitted the accrued and unpaid dividends. On March 9, 2011, FHN completed the purchase and cancellation of the Warrant to purchase common stock. FHN paid the UST $79.7 million to purchase the Warrant. The UST no longer holds any securities of FHN under the Capital Purchase Program.
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
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes. They are not subject to any sinking fund and are not convertible into any other securities of FTRESC, FHN, or any of its subsidiaries. The shares are, however, automatically exchanged at the direction of the Office of the Comptroller of the Currency for preferred stock of FTBNA, having substantially the same terms as the Class B Preferred Shares in the event FTBNA becomes undercapitalized, insolvent, or in danger of becoming undercapitalized.
First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Preferred Shares. On March 31, 2011 and 2010, the amount of Class B Preferred Shares that are perpetual in nature that was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition was $.3 million for both periods. The remaining balance has been eliminated in consolidation.
On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Class A Preferred Stock”) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On March 31, 2011 and 2010, $294.8 million of Class A Preferred Stock was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition for both periods.
Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Other comprehensive income/(loss) included in the Consolidated Condensed Statements of Equity and Income/(loss) from discontinued operations, net of tax included in the Consolidated Condensed Statements of Income, have been attributed solely to FHN as the controlling interest holder. The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder for the three months ended March 31, 2011 and 2010 is $39.2 million and $(5.7) million, respectively.

Note 13 — Loan Sales and Securitizations
Historically, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. With FHN’s shift to originations of mortgages within its regional banking footprint following the sale of national mortgage origination offices, loan sale and securitization activity has significantly decreased. Generally, FHN no longer retains financial interests in any loans it transfers to third parties. During first quarter 2011, FHN transferred $138.2 million of single-family residential mortgage loans in whole loan sales resulting in $1.0 million of net pre-tax gains. In first quarter 2010, FHN transferred $174.9 million of residential mortgage loans and HELOC in whole loan sales or proprietary securitizations resulting in net pre-tax gains of $1.5 million.
Retained Interests
Interests retained from prior loan sales, including GSE securitizations, typically included MSR and excess interest. Interests retained from proprietary securitizations included MSR and various financial assets (see discussion below). MSR were initially valued at fair value and the remaining retained interests were initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of sale or securitization.
In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. Generally, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest in first quarter 2011. In first quarter 2010, FHN received annual servicing fees approximating .28 percent of the outstanding balance of underlying single family residential mortgage loans and .35 percent inclusive of income related to excess interest of the UPB of mortgage loans. In first quarter 2011 and 2010, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 — Mortgage Servicing Rights. There were no additions to MSR in 2011 or 2010.
Other financial assets retained in proprietary or GSE securitizations may include excess interest (structured as interest-only strips), interest-only strips, or principal-only strips. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches and interest-only strips are interest cash flow tranches. All financial assets retained from off balance sheet securitizations are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2011 and 2010 are as follows:

	March 31, 2011			March 31, 2010
(Dollars in thousands	First	Second		First	Second
except for annual cost to service)	Liens	Liens	HELOC	Liens	Liens	HELOC

Fair value of retained interests	$204,257	$259	$3,232	$261,083	$242	$3,634
Weighted average life (in years)	4.5	2.4	2.5	4.2	2.1	2.4

Annual prepayment rate	19.3%	33.0%	30.3%	19.8%	36.0%	32.4%
Impact on fair value of 10% adverse change	$(9,445)	$(15)	$(238)	$(13,903)	$(27)	$(470)
Impact on fair value of 20% adverse change	(18,122)	(28)	(456)	(26,615)	(51)	(898)

Annual discount rate on servicing cash flows	11.6%	14.0%	18.0%	11.7%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(5,934)	$(5)	$(97)	$(7,317)	$(6)	$(174)
Impact on fair value of 20% adverse change	(11,484)	(10)	(188)	(14,179)	(12)	(337)

Annual cost to service (per loan)	$120	$50	$50	$121	$50	$50
Impact on fair value of 10% adverse change	(4,909)	(5)	(52)	(6,959)	(5)	(115)
Impact on fair value of 20% adverse change	(9,790)	(10)	(104)	(13,871)	(10)	(231)

Annual earnings on escrow	1.4%	—	—	2.2%	—	—
Impact on fair value of 10% adverse change	$(2,283)	—	—	$(3,633)	—	—
Impact on fair value of 20% adverse change	(4,567)	—	—	(7,267)	—	—

Note 13 — Loan Sales and Securitizations (continued)
The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2011 and 2010 are as follows:

	Excess
(Dollars in thousands	Interest	Certificated
except for annual cost to service)	IO	PO

March 31, 2011
Fair value of retained interests	$25,131	$8,791
Weighted average life (in years)	4.8	5.1

Annual prepayment rate	16.0%	23.0%
Impact on fair value of 10% adverse change	$(1,038)	$(328)
Impact on fair value of 20% adverse change	(2,011)	(643)

Annual discount rate on residual cash flows	13.0%	20.6%
Impact on fair value of 10% adverse change	$(1,063)	$(491)
Impact on fair value of 20% adverse change	(2,033)	(987)

March 31, 2010
Fair value of retained interests	$47,106	$10,664
Weighted average life (in years)	4.5	5.0

Annual prepayment rate	16.6%	25.2%
Impact on fair value of 10% adverse change	$(2,209)	$(459)
Impact on fair value of 20% adverse change	(4,289)	(826)

Annual discount rate on residual cash flows	10.3%	20.3%
Impact on fair value of 10% adverse change	$(1,975)	$(504)
Impact on fair value of 20% adverse change	(3,780)	(1,029)

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
For the quarters ended March 31, 2011 and 2010, cash flows received and paid related to loan sales and securitizations were as follows:

(Dollars in thousands)	March 31, 2011	March 31, 2010

Proceeds from initial sales and securitizations	$139,202	$176,337
Servicing fees retained (a)	21,492	28,816
Purchases of GNMA guaranteed mortgages	22,207	18,144
Purchases of previously transferred financial assets (b)	53,192	121,091
Other cash flows received on retained interests	2,229	2,296

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes servicing fees on MSR associated with loan sales and purchased MSR.

(b)	Includes repurchases of both delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buyouts from GSEs in order to facilitate foreclosures.

Note 13 — Loan Sales and Securitizations (continued)
As of March 31, 2011, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during first quarter 2011 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans(a)	Losses (b)
			Three Months Ended
	On March 31, 2011		March 31, 2011
Type of loan:
Real estate residential	$20,437,618	$860,566	$128,349

Total loans managed or transferred (c)	$20,437,618	$860,566	$128,349

Loans sold	(12,882,804)
Loans held for sale	(307,516)

Loans held in portfolio	$7,247,298

(a)	Loans 90 days or more past due include $37.9 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $9.4 billion of loans securitized through GNMA, FNMA, or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights. See Note 9 — Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs and private investors.

(c)	Amount represents real estate residential loans transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. For loans transferred to GSEs, includes all loans with retained interests.
As of March 31, 2010, the principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during first quarter 2010 are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			Three Months Ended
	On March 31, 2010		March 31, 2010
Type of loan:
Real estate residential	$30,799,181	$1,028,706	$142,921

Total loans managed or transferred (c)	$30,799,181	$1,028,706	$142,921

Loans sold	(22,430,171)
Loans held for sale	(346,524)

Loans held in portfolio	$8,022,486

(a)	Loans 90 days or more past due include $46.7 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $17.8 billion of loans securitized through GNMA, FNMA, or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights. See Note 9 — Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs and private investors.

(c)	Amount represents real estate residential loans transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. For loans transferred to GSEs, includes all loans with retained interests.

Note 13 — Loan Sales and Securitizations (continued)
Secured Borrowings. FTBNA executed several securitizations of retail real estate residential loans for the purpose of engaging in secondary market financing. Since the related trusts did not qualify as QSPE under the applicable accounting rules at that time and since the cash flows on the loans are pledged to the holders of the trusts’ securities, FTBNA recognized the proceeds as secured borrowings in accordance with Accounting Standards Codification 860-10-50, “ Transfers and Servicing” (“ASC 860-10-50”). With the prospective adoption of ASU 2009-17 in first quarter 2010, all amounts related to consolidated proprietary securitization trusts have been included in restricted balances on the Consolidated Condensed Statements of Condition.
In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust did not qualify as a sale under ASC 860. Therefore, FTNBA has accounted for the funds received through the securitization as a secured borrowing. On March 31, 2011, FTBNA had $112.5 million of loans, net of unearned income, $1.7 million of trading securities, and $51.5 million of term borrowings on the Consolidated Condensed Statements of Condition related to this transaction. On March 31, 2010, FTBNA had $112.5 million of loans, net of unearned income, $1.7 million of trading securities, and $50.4 million of other collateralized borrowings on the Consolidated Condensed Statements of Condition related to this transaction. See Note 14 — Variable Interest Entities for additional information.

Note 14 — Variable Interest Entities
ASC 810 defines a VIE as an entity where the equity investors, as a group, lack either (1) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, (3) the right to receive the expected residual returns of the entity, or (4) when the equity investors, as a group, do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership, or other interest, that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, FHN is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant.
Consolidated Variable Interest Entities. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking and consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. In situations where the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN potentially absorbing losses or receiving benefits that are significant to the trusts, FHN is considered the primary beneficiary, as it is also assumed to have the power as servicer to most significantly impact the activities of such VIE. Consolidation of the trusts results in the recognition of the trusts’ proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of the trusts’ securities.
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
The following table summarizes VIE consolidated by FHN as of March 31, 2011:

	March 31, 2011
		Rabbi Trusts Used
	On-Balance Sheet	for Deferred
	Consumer Loan Securitizations	Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value

Assets:
Cash and due from banks	$4,890	N/A
Loans, net of unearned income	722,317	N/A
Less: Allowance for loan losses	39,839	N/A

Total net loans	682,478	N/A

Other assets	16,729	$62,069

Total assets	$704,097	$62,069

Noninterest-bearing deposits	$1,137	N/A
Term borrowings	718,091	N/A
Other liabilities	103	$55,486

Total liabilities	$719,331	$55,486

Note 14 — Variable Interest Entities (continued)
The following table summarizes VIE consolidated by FHN as of March 31, 2010:

	March 31, 2010
		Rabbi Trusts Used
	On-Balance Sheet	for Deferred
	Consumer Loan Securitizations	Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value

Assets:
Cash and due from banks	$105	N/A
Loans, net of unearned income	870,427	N/A
Less: Allowance for loan losses	59,789	N/A

Total net loans	810,638	N/A

Other assets	26,938	$60,836

Total assets	$837,681	$60,836

Noninterest-bearing deposits	$1,523	N/A
Term borrowings	862,401	N/A
Other liabilities	132	$57,076

Total liabilities	$864,056	$57,076

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
In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FTBNA could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since FTBNA did not retain servicing or other decision making rights, it has determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, FTBNA has accounted for the funds received through the securitization as a term borrowing in its Consolidated Condensed Statements of Condition as of March 31, 2011. FTBNA has no contractual requirement to provide financial support to the trust.

Note 14 — Variable Interest Entities (continued)
FHN has previously issued junior subordinated debt totaling $309.3 million to First Tennessee Capital I (“Capital I”) and First Tennessee Capital II (“Capital II”). In first quarter 2011, FHN redeemed all $103.1 million of the subordinated debentures issued to Capital I leaving balances of Capital II outstanding as of March 31, 2011. Capital I (as of March 31, 2010 only) and Capital II are considered VIE because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. FHN cannot be the trusts’ primary beneficiary because FHN’s capital contributions to the trusts are not considered variable interests as they are not “at risk”. Consequently, Capital I and Capital II are not consolidated by FHN.
FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIE as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIE, in situations where FHN does not potentially participate in significant portions of a securitization trust’s cash flows, it is not considered the primary beneficiary of the trust. Thus, such trusts are not consolidated by FHN.
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
FHN holds collateralized debt obligations (“CDOs”) issued by various trusts. FHN has no voting rights for the trusts’ activities. The trusts’ only assets are trust preferreds of the issuing banks’ trusts. The trusts associated with the CDOs acquired by FHN meet the definition of a VIE as there are no holders of an equity investment at risk with adequate power to direct the trusts’ activities that most significantly impact the trusts’ economic performance. While FHN could potentially receive benefits or absorb losses that are significant to the trusts, as FHN does not have decision making rights over whether interest deferral is elected by the issuing banks on the junior subordinated debentures that underlie the small issuer trust preferreds, it does not have the power to direct the activities that most significantly impact the trusts’ economic performance. Accordingly, FHN has determined that it is not the primary beneficiary of the associated trusts. FHN has no contractual requirements to provide financial support to the trusts.

Note 14 — Variable Interest Entities (continued)
FHN serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a reasonable management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the entities’ economic performance. The management fees FHN receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met. Therefore, the VIE are not consolidated by FHN because it is not the trusts’ primary beneficiary. FHN has no contractual requirements to provide financial support to the trusts.
The following table summarizes VIE that are not consolidated by FHN as of March 31, 2011:

	March 31, 2011
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$84,231	$—	Other assets
Small Issuer Trust Preferred Holdings (c)	465,157	—	Loans, net of unearned income
On-Balance Sheet Trust Preferred Securitization	62,684	51,477	(d)
Proprietary Trust Preferred Issuances (e)	N/A	206,186	Term borrowings
Proprietary & Agency Residential Mortgage Securitizations	404,562	—	(f)
Holdings of Agency Mortgage-Backed Securities (c)	3,226,263	—	(g)
Short Positions in Agency Mortgage-Backed Securities (e)	N/A	12,789	Trading liabilities
Pooled Trust Preferred Securities (c)	34	—	Trading securities
Commercial Loan Troubled Debt Restructurings (h) (i)	104,069	—	Loans, net of unearned income
Managed Discretionary Trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $83.3 million of current investments and $.9 million of contractual funding commitments. Only the current investment amount is included in Other assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	$112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $51.5 million classified as Term borrowings.

(e)	No exposure to loss due to the nature of FHN’s involvement.

(f)	Includes $100.3 million and $75.6 million classified as MSR and $13.4 million and $20.7 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $286.0 million are classified as Other assets and is offset by aggregate custodial balances of $91.5 million classified as Noninterest-bearing deposits.

(g)	Includes $475.3 million classified as Trading securities and $2.8 billion classified as Securities available for sale.

(h)	Maximum loss exposure represents $101.3 million of current receivables and $2.8 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 — Variable Interest Entities (continued)
The following table summarizes VIE that are not consolidated by FHN as of March 31, 2010:

	March 31, 2010
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$105,347	$—	Other assets
Small Issuer Trust Preferred Holdings (c)	465,350	—	Loans, net of unearned income
On-Balance Sheet Trust Preferred Securitization	63,727	50,446	(d)
Proprietary Trust Preferred Issuances (e)	N/A	309,279	Term borrowings
Proprietary & Agency Residential Mortgage Securitizations	392,734	—	(f)
Holdings of Agency Mortgage-Backed Securities (c)	2,311,139	—	(g)
Short Positions in Agency Mortgage-Backed Securities (e)	N/A	988	Trading liabilities
Pooled Trust Preferred Securities (c)	34	—	Trading securities
Commercial Loan Troubled Debt Restructurings (h) (i)	21,231	—	Loans, net of unearned income
Managed Discretionary Trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $102.8 million of current investments and $2.5 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	$112.5 million was classified as Loans, net of unearned income, and $1.7 million was classified as Trading securities which are offset by $50.4 million classified as Term borrowings.

(e)	No exposure to loss due to the nature of FHN’s involvement.

(f)	Includes $106.2 million and $117.9 million classified as Mortgage servicing rights and $17.8 million and $40.2 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $233.9 million are classified as Other assets and is offset by aggregate custodial balances of $123.3 million classified as Noninterest-bearing deposits.

(g)	Includes $133.3 million classified as Trading securities and $2.2 billion classified as Securities available for sale.

(h)	Maximum loss exposure represents $21.1 million of current receivables and $.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.
See Other disclosures — Indemnification agreements and guarantees section of Note 9 — Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.

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
On March 31, 2011 and 2010, respectively, FHN had approximately $134.6 million and $121.6 million of cash receivables and $95.6 million and $92.5 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds, with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions that require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $104.9 million of assets and $28.4 million of liabilities on March 31, 2011 and $107.0 million of assets $16.0 million of liabilities on March 31, 2010. As of March 31, 2011 and 2010, FHN had received collateral of $88.2 million and $92.2 million and posted collateral of $30.9 million and $15.7 million, respectively, in the normal course of business related to these contracts.

Note 15 — Derivatives (continued)
Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $115.2 million of assets and $130.9 million of liabilities on March 31, 2011 and was $109.5 million of assets and $122.9 million of liabilities on March 31, 2010. As of March 31, 2011 and 2010, FHN had received collateral of $95.6 million and $92.5 million and posted collateral of $133.3 million and $118.1 million, respectively, in the normal course of business related to these agreements.
Legacy Mortgage Banking Operations
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
The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three months ended March 31, 2011:

				Gains/(Losses)
				Three Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	March 31, 2011
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$4,868,000	$4,852	$11,650	$(4,044)
Interest Rate Swaps and Swaptions (a) (b)	$3,848,000	$25,578	$13,570	$7,339

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$203,936	N/A	$7,133
Other Retained Interests (d) (b)	N/A	$34,127	N/A	$2,044

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.

Note 15 — Derivatives (continued)
The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three months ended March 31, 2010:

				Gains/(Losses)
				Three Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	March 31, 2010
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$6,065,000	$3,951	$3,398	$5,560
Interest Rate Swaps and Swaptions (a) (b)	$1,340,000	$3,621	$2,349	$27,050

Hedged Items:
Mortgage Servicing Rights (c) (b)	N/A	$260,301	N/A	$(23,335)
Other Retained Interests (d) (b)	N/A	$58,029	N/A	$1,631

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.
Capital Markets
Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including options, caps, swaps, and floors for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Other assets and Other liabilities. The FTN Financial Risk and the Credit Risk Management Committees collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $83.2 million and $105.3 million for the three months ended March 31, 2011 and 2010, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in Capital markets noninterest income.
The following table summarizes FHN’s derivatives associated with capital markets trading activities as of March 31, 2011:

	March 31, 2011
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,579,996	$55,979	$4,968
Offsetting Upstream Interest Rate Contracts	1,579,996	4,968	55,979
Option Contracts Purchased	8,000	14	—
Forwards and Futures Purchased	3,862,658	7,117	1,912
Forwards and Futures Sold	4,251,527	2,247	9,689
The following table summarizes FHN’s derivatives associated with capital markets trading activities as of March 31, 2010:

	March 31, 2010
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,694,710	$46,439	$10,613
Offsetting Upstream Interest Rate Contracts	1,694,710	10,613	46,445
Forwards and Futures Purchased	4,862,889	5,843	3,005
Forwards and Futures Sold	5,047,256	1,450	8,806

Note 15 — Derivatives (continued)
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
FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain long-term debt obligations totaling $1.0 billion on both March 31, 2011 and 2010. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $94.2 million and $92.7 million in Other assets on March 31, 2011 and 2010, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In first quarter 2010, FHN repurchased $96.0 million of debt that was being hedged in these arrangements and terminated the related interest rate swap and hedging relationship.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet impact of this swap was $.4 million in Other liabilities on March 31, 2011. There was no ineffectiveness related to this hedge. Interest paid or received for this swap was recognized as an adjustment of the interest expense of the liability whose risk is being managed.
FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $200 million on both March 31, 2011 and 2010. The balance sheet impact of these swaps was $15.5 million and $2.5 million in Other liabilities as of March 31, 2011 and 2010, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In 2010, FHN’s counterparty called the swap associated with the $200 million of subordinated debt. Accordingly, hedge accounting was discontinued on the date of the settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to interest expense over its remaining term. FHN subsequently re-hedged the subordinated debt with a new interest rate swap using the long-haul method of effectiveness assessment.

Note 15 — Derivatives (continued)
The following table summarizes FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2011:

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		March 31, 2011
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,041,339	$60,827	$963		$(10,890)
Offsetting Upstream Interest Rate Contracts (a)	$1,041,339	$963	$63,727		$11,590

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$94,205	$15,897		$(19,427)

Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$19,427 (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
The following table summarizes FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2010:

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		March 31, 2010
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,150,741	$71,843	$452		$6,449
Offsetting Upstream Interest Rate Contracts (a)	$1,150,741	$452	$75,843			$(6,950)

Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,104,000	$92,745	$2,476		$13,284

Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,104,000	(c)	$(13,284	)(d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
FHN hedges held-to-maturity trust preferred loans with a principal balance of $201.6 million and $225.6 million as of March 31, 2011 and 2010, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of those swaps was $14.1 million and $19.6 million in Other liabilities on the Consolidated Condensed Statements of Condition as of March 31, 2011 and 2010, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Gain/(loss) is included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 15 — Derivatives (continued)
The following table summarizes FHN’s derivative activities associated with these loans for the three months ended March 31, 2011:

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	March 31, 2011
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$201,583	N/A		$14,102	$3,096

Hedged Items:
Trust Preferred Loans (a)	N/A	$201,583	(b)	N/A	$(3,101	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
The following table summarizes FHN’s derivative activities associated with these loans for the three months ended March 31, 2010:

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	March 31, 2010
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$225,583	N/A		$19,636		$(415)

Hedged Items:
Trust Preferred Loans (a)	N/A	$225,583	(b)	N/A	$398	(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
Visa Derivative
In conjunction with the sale of a portion of its Visa Class B shares in December 2010, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of December 31, 2010, the conversion ratio of Visa Class B shares to Visa Class A shares was approximately 51 percent. FHN determined that the initial fair value of the derivative was equal to a pro rata portion of the previously accrued contingent liability for Visa litigation matters attributable to the 440,000 Visa Class B shares sold. This amount was determined to be a liability of $1.0 million as of December 31, 2010. In March 2011, Visa deposited an additional $400 million into the litigation escrow account. As a result, the conversion ratio was adjusted to 49 percent and FHN expects to make a cash payment to the counterparty of $.7 million in second quarter 2011. Additionally, FHN increased its derivative liability to $2.1 million as of March 31, 2011.

Note 16 — Fair Value of Assets & Liabilities
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

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. treasuries	$—	$78,759	$—	$78,759
Government agency issued MBS	—	405,895	—	405,895
Government agency issued CMO	—	69,387	—	69,387
Other U.S. government agencies	—	22,350	—	22,350
States and municipalities	—	17,599	—	17,599
Corporate and other debt	—	296,552	34	296,586
Equity, mutual funds, and other	—	151	—	151

Total trading securities — capital markets	—	890,693	34	890,727

Trading securities — mortgage banking
Principal only	—	8,791	—	8,791
Interest only	—	—	25,336	25,336

Total trading securities — mortgage banking	—	8,791	25,336	34,127

Loans held for sale	—	12,824	209,863	222,687

Securities available for sale:
U.S. treasuries	—	60,322	—	60,322
Government agency issued MBS	—	1,542,229	—	1,542,229
Government agency issued CMO	—	1,208,752	—	1,208,752
Other U.S. government agencies	—	14,197	6,928	21,125
States and municipalities	—	24,515	1,500	26,015
Corporate and other debt	543	—	—	543
Venture capital	—	—	13,179	13,179
Equity, mutual funds, and other	13,249	1,698	—	14,947

Total securities available for sale	13,792	2,851,713	21,607	2,887,112

Mortgage servicing rights	—	—	207,748	207,748

Other assets:
Deferred compensation assets	25,281	—	—	25,281
Derivatives, forwards and futures	14,216	—	—	14,216
Derivatives, interest rate contracts	—	242,534	—	242,534

Total other assets	39,497	242,534	—	282,031

Total assets	$53,289	$4,006,555	$464,588	$4,524,432

Trading liabilities — capital markets:
U.S. treasuries	$—	$245,541	$—	$245,541
Government agency issued MBS	—	335	—	335
Government agency issued CMO		12,454	—	12,454
Other U.S. government agencies	—	995	—	995
States and municipalities	—	842	—	842
Corporate and other debt	—	124,083	—	124,083

Total trading liabilities — capital markets	—	384,250	—	384,250

Other short-term borrowings and commercial paper	—	—	27,991	27,991

Other liabilities:
Derivatives, forwards and futures	23,251	—	—	23,251
Derivatives, interest rate contracts	—	169,206	—	169,206
Derivatives, other	—	—	2,100	2,100

Total other liabilities	23,251	169,206	2,100	194,557

Total liabilities	$23,251	$553,456	$30,091	$606,798

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	March 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. treasuries	$—	$101,182	$—	$101,182
Government agency issued MBS	—	111,096	—	111,096
Government agency issued CMO	—	22,211	—	22,211
Other U.S. government agencies	—	180,292	—	180,292
States and municipalities	—	18,767	—	18,767
Corporate and other debt	—	460,890	34	460,924
Trading loans	—	10,730	—	10,730
Equity, mutual funds, and other	—	1,684	12	1,696

Total trading securities — capital markets	—	906,852	46	906,898

Trading securities — mortgage banking
Principal only	—	10,664	—	10,664
Interest only	—	—	47,365	47,365

Total trading securities — mortgage banking	—	10,664	47,365	58,029

Loans held for sale	—	34,281	209,672	243,953
Securities available for sale:
U.S. treasuries	—	88,518	—	88,518
Government agency issued MBS	—	1,005,616	—	1,005,616
Government agency issued CMO	—	1,172,217	—	1,172,217
Other U.S. government agencies	—	19,561	92,828	112,389
States and municipalities	—	40,675	1,500	42,175
Corporate and other debt	703	—	—	703
Venture capital	—	—	16,141	16,141
Equity, mutual funds, and other	29,325	31,814	—	61,139

Total securities available for sale	30,028	2,358,401	110,469	2,498,898

Mortgage servicing rights	—	—	264,959	264,959

Other assets:
Deferred compensation assets	25,987	—	—	25,987
Derivatives, forwards and futures	11,244	—	—	11,244
Derivatives, interest rate contracts	—	225,713	—	225,713

Total other assets	37,231	225,713	—	262,944

Total assets	$67,259	$3,535,911	$632,511	$4,235,681

Trading liabilities — capital markets:
U.S. treasuries	$—	$72,705	$—	$72,705
Other U.S. government agencies	—	71,146	—	71,146
Corporate and other debt	—	214,068	—	214,068

Total trading liabilities — capital markets	—	357,919	—	357,919

Other short-term borrowings and commercial paper	—	—	36,180	36,180
Other liabilities:
Derivatives, forwards and futures	15,209	—	—	15,209
Derivatives, interest rate contracts	—	157,814	—	157,814

Total other liabilities	15,209	157,814	—	173,023

Total liabilities	$15,209	$515,733	$36,180	$567,122

Note 16 — Fair Value of Assets & Liabilities (continued)
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2011 and 2010, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2011
					Securities available for sale			Mortgage		Net derivative	Other short-term
	Trading		Loans held		Investment	Venture		servicing		assets and	borrowings and
(Dollars in thousands)	securities(a)		for sale		portfolio(b)	Capital		rights, net		liabilities	commercial paper

Balance on January 1, 2011	$26,478		$207,632		$39,391	$13,179		$207,319		$(1,000)	$27,309
Total net gains/(losses) included in:
Net income	2,200		(4,125)		—	—		7,647		(1,100)	682
Other comprehensive income	—		—		(1,746)	—		—		—	—
Purchases	—		15,706		—	—		—		—	—
Issuances	—		—		—	—		—		—	—
Sales	—		—		(29,217)	—		—		—	—
Settlements	(3,308)		(9,350)		—	—		(7,218)		—	—

Balance March 31, 2011	$25,370		$209,863		$8,428	$13,179		$207,748		$(2,100)	$27,991

Net unrealized gains/(losses) included in net income	$1,774	(c)	$(4,125	)(c)	$—	$—	(d)	$7,763	(c)	$(1,100)	$682	(c)

	Three Months Ended March 31, 2010
				Securities available for sale			Mortgage		Other short-term
	Trading	Loans held		Investment	Venture		servicing		borrowings and
(Dollars in thousands)	securities(a)	for sale		portfolio(b)	Capital		rights, net		commercial paper

Balance on January 1, 2010	$56,132	$206,227		$99,173	$15,743		$302,611		$39,662
Adjustment due to adoption of amendments to ASC 810	(4,776)	—		—	—		(2,293)		—
Total net gains/(losses) included in:
Net income/(loss)	2,017	(1,038)		—	—		(26,038)		(3,482)

Other comprehensive income	—	—		(349)	—		—		—
Purchases, sales, issuances, and settlements, net	(5,962)	4,483		(4,496)	398		(9,321)		—

Balance March 31, 2010	$47,411	$209,672		$94,328	$16,141		$264,959		$36,180

Net unrealized gains/(losses) included in net income	$794 (c)	$(1,038	)(c)	$—	$—	(d)	$(27,334	)(c)	$(3,482	)(c)

(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.

(b)	Primarily represents other U.S. government agencies. States and municipalities are not significant.

(c)	Primarily included in Mortgage banking income on the Consolidated Condensed Statements of Income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities AFS that are included in securities gains/(losses) in noninterest income.

Note 16 — Fair Value of Assets & Liabilities (continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2011 and 2010, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended
	Carrying value at March 31, 2011				March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)

Loans held for sale — SBAs	$—	$32,367	$—	$32,367	$—
Loans held for sale — first mortgages	—	—	13,459	13,459	(1,161)
Loans, net of unearned income (a)	—	—	211,045	211,045	(12,502)
Real estate acquired by foreclosure (b)	—	—	94,416	94,416	(5,039)
Other assets (c)	—	—	83,320	83,320	(2,546)

					$(21,248)

					Three Months Ended
	Carrying value at March 31, 2010				March 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)

Loans held for sale — SBAs		$12,037	$—	$12,037	$41
Loans held for sale — first mortgages		—	21,200	21,200	(2,694)
Loans, net of unearned income (a)		—	351,695	351,695	(67,751)
Real estate acquired by foreclosure (b)		—	113,006	113,006	(5,931)
Other assets (c)		—	102,802	102,802	(2,533)

					$(78,868)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.

(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.

(c)	Represents low income housing investments.
In first quarter 2011, FHN recognized goodwill impairment of $10.1 million related to the contracted sale of FHI. In accordance with accounting requirements, FHN allocated a portion of the goodwill from the applicable reporting unit to the asset group held for sale in determining the carrying value of the disposal group. In determining the amount of impairment, FHN compared the carrying value of the disposal group to the estimated value of the contracted sale price, which primarily included observable inputs in the form of financial asset values but which also included certain non-observable inputs related to the estimated values of post-closing events and contingencies. Thus, this measurement was considered a Level 3 valuation. Impairment of goodwill was recognized for the excess of the carrying amount over the fair value of the disposal group.
In fourth quarter 2010, FHN exercised clean up calls on eight first lien mortgage proprietary securitization trusts. In accordance with accounting requirements, FHN initially recognized the associated loans at fair value. Fair value was primarily determined through reference to observable inputs, including current market prices for similar loans. Since these loans were from the 2002 and 2003 vintages, adjustments were made for the higher yields and lower credit risk associated with the loans in comparison to more currently originated loans being sold. This resulted in recognition of a small premium for the called loans.
Fair Value Option
FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (“ASC 825”). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives used as economic hedges for these assets at the time of election. After the 2008 divestiture of certain mortgage banking operations and the significant decline of mortgage loans originated for sale, FHN discontinued hedging the mortgage warehouse.

Note 16 — Fair Value of Assets & Liabilities (continued)
Repurchased loans are recognized within loans held-for-sale at fair value at the time of repurchase, which includes consideration of the credit status of the loans and the estimated liquidation value. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. Due to the credit-distressed nature of the vast majority of repurchased loans and the related loss severities experienced upon repurchase, FHN believes that the fair value election provides a more timely recognition of changes in value for these loans that occur subsequent to repurchase. Absent the fair value election, these loans would be subject to valuation at the lower of cost or market value, which would prevent subsequent values from exceeding the initial fair value determined at the time of repurchase but would require recognition of subsequent declines in value. Thus, the fair value election provides for a more timely recognition of any potential future recoveries in asset values while not affecting the requirement to recognize subsequent declines in value.
FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within Other Short Term Borrowings and Commercial Paper in the Consolidated Condensed Statements of Condition as of March 31, 2011 and 2010. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	March 31, 2011
			Fair value carrying
	Fair value	Aggregate	amount less aggregate
(Dollars in thousands)	carrying amount	unpaid principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$ 222,687	$ 292,056	$ (69,369)
Nonaccrual loans	42,995	82,616	(39,621)
Loans 90 days or more past due and still accruing	12,232	24,226	(11,994)

	March 31, 2010
			Fair value carrying
	Fair value	Aggregate	amount less aggregate
(Dollars in thousands)	carrying amount	unpaid principal	unpaid principal

Loans held for sale reported at fair value:
Total loans	$ 243,953	$ 292,245	$ (48,292)
Nonaccrual loans	22,997	46,214	(23,217)
Loans 90 days or more past due and still accruing	8,547	19,701	(11,154)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$(4,125)	$(1,038)
Other short-term borrowings and commercial paper	682	(3,482)
Estimated changes in fair value due to credit risk (loans held for sale)	(2,512)	(5,625)

Certain previously reported amounts have been reclassified to agree with current presentaion.

Note 16 — Fair Value of Assets & Liabilities (continued)
For the three months ended March 31, 2011 and 2010, the amounts for loans held for sale include losses of $2.5 million and $5.6 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans.
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
Trading securities also include retained interests in prior securitizations that qualify as financial assets, which primarily include excess interest (structured as interest-only strips) and principal-only strips. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates and principal-only strips are principal cash flow tranches. All financial assets retained from a securitization are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.
The fair value of excess interest is determined using prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future cash flows. Inputs utilized in valuing excess interest are consistent with those used to value the related MSR. The fair value of excess interest typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience. FHN uses observable inputs such as trades of similar instruments, yield curves, credit spreads, and consensus prepayment speeds to determine the fair value of principal-only strips.
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

Note 16 — Fair Value of Assets & Liabilities (continued)
Loans held for sale. FHN determines the fair value of certain loans within the mortgage warehouse using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. For all other loans held in the warehouse, the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar products with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if FHN’s mortgage loan is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.
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

Note 16 — Fair Value of Assets & Liabilities (continued)
used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience.
Derivative assets and liabilities. The fair value for forwards and futures contracts used to hedge the value of servicing assets are based on current transactions involving identical securities. These contracts are exchange-traded and thus have no credit risk factor assigned as the risk of non-performance is limited to the clearinghouse used.
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
In conjunction with the sale of a portion of its Visa Class B shares in December 2010, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The fair value of this derivative has been determined using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, this derivative has been classified within Level 3 in fair value measurements disclosures.
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
Short-term financial liabilities. The fair value of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings and commercial paper are approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization. Other short-term borrowings and commercial paper includes a liability associated with transfers of mortgage servicing rights that did not qualify for sale accounting. This liability is accounted for at elected fair value, which is measured consistent with the related MSR, as previously described.

Note 16 — Fair Value of Assets & Liabilities (continued)
Term borrowings. The fair value is based on quoted market prices or dealer quotes for the identical liability when traded as an asset. When pricing information for the identical liability is not available, relevant prices for similar debt instruments are used with adjustments being made to the prices obtained for differences in characteristics of the debt instruments. If no relevant pricing information is available, the fair value is approximated by the present value of the contractual cash flows discounted by the investor’s yield which considers FHN’s and FTBNA’s debt ratings.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held for sale, and term borrowings as of March 31, 2011 and 2010, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of March 31, 2011 and 2010.

	March 31, 2011		March 31, 2010
	Book	Fair	Book	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets:
Loans, net of unearned income and allowance for loan losses	$15,383,244	$14,426,299	$16,640,164	$15,420,984
Short-term financial assets	836,199	836,199	906,808	906,808
Trading securities	924,855	924,855	964,800	964,800
Loans held for sale	370,487	370,487	505,794	505,794
Securities available for sale	3,085,478	3,085,478	2,697,719	2,697,719
Derivative assets	256,750	256,750	236,958	236,958
Other assets	108,601	108,601	128,789	128,789
Nonearning assets	1,024,807	1,024,807	1,120,672	1,120,672

Liabilities:
Deposits:
Defined maturity	$1,894,584	$1,941,064	$2,177,709	$2,238,609
Undefined maturity	13,456,383	13,456,383	12,891,991	12,891,991

Total deposits	15,350,967	15,397,447	15,069,700	15,130,600
Trading liabilities	384,250	384,250	357,919	357,919
Short-term financial liabilities	2,363,376	2,363,376	2,802,931	2,802,931
Term borrowings	2,514,754	2,293,737	2,932,524	2,590,261
Derivative liabilities	194,557	194,557	173,022	173,022
Other noninterest-bearing liabilities	461,813	461,813	789,308	789,308

	Contractual	Fair	Contractual	Fair
	Amount	Value	Amount	Value
Unfunded Commitments:
Loan commitments	$8,284,857	$1,274	$8,285,383	$1,109
Standby and other commitments	454,159	6,710	539,699	5,253

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
In 2009, FHN contracted to sell its institutional equity research business, a division of FTN Financial. During first quarter 2010, the sale failed to close and FHN incurred an additional goodwill impairment, severance and contract terminations costs, and asset write-offs when exiting the business. Additionally, in late 2009, FHN sold and closed its Louisville remittance processing operations and the Atlanta insurance business and also cancelled a large services/consulting contract.
During first quarter 2011, FHN agreed to sell FHI and Highland Capital. FHN has incurred goodwill impairment, severance costs, and asset write-offs related to the contracted sale of FHI. Both sales closed during second quarter 2011.
Net costs recognized by FHN in the three months ended March 31, 2011 related to restructuring, repositioning, and efficiency activities were $13.6 million. Of this amount, $3.3 million represented exit costs that were accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”).
Significant expenses recognized in first quarter 2011 resulted from the following actions:
•	Severance and other employee costs of $2.5 million primarily related to efficiency initiatives within corporate and bank services functions.

•	Goodwill impairment of $10.1 million related to the contracted sale of FHI.

•	Lease abandonment expense of $.8 million related to FTN Financial.

•	Loss of $.2 million related to other asset impairments.
Net costs recognized by FHN in the three months ended March 31, 2010, related to restructuring, repositioning, and efficiency activities were $11.1 million. Of this amount, $6.8 million represented exit costs that were accounted for in accordance with ASC 420.
Significant expenses recognized in first quarter 2010 resulted from the following actions:
•	Severance and other employee costs of $3.0 million primarily related to the exit of the institutional equity research business and the 2009 sale of Louisville remittance processing operations.

•	Goodwill impairment of $3.3 million and lease abandonment expense of $2.3 million primarily related to the closure of the institutional equity research business.

•	Loss of $.7 million related to asset impairments from institutional equity research.
The financial results of FTN ECM and FHI including goodwill impairment are reflected in the Loss from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in Employee compensation, incentives, and benefits; facilities consolidation costs and related asset impairment costs are included in Occupancy; costs associated with the impairment of premises and equipment are included in All other expense; professional fees are included in Legal and professional fees; costs associated with intangible asset impairments are included in All other expense and goodwill impairments.
Activity in the restructuring and repositioning liability for the three months ended March 31, 2011 and 2010 is presented in the following table, along with other restructuring and repositioning expenses recognized. Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment.

Note 17 — Restructuring, Repositioning, and Efficiency (continued)

		Three Months Ended
	March 31
	2011		2010
(Dollars in thousands)	Expense	Liability	Expense	Liability

Beginning balance	$—	$9,108	$—	$15,903
Severance and other employee related costs	2,496	2,496	3,048	3,048
Facility consolidation costs	795	795	2,290	2,290
Other exit costs, professional fees, and other	—	—	1,489	1,489

Total accrued	3,291	12,399	6,827	22,730
Payments related to:
Severance and other employee related costs		2,954		5,490
Facility consolidation costs		690		566
Other exit costs, professional fees, and other		—		958
Accrual reversals		112		63

Restructuring and repositioning reserve balance		$8,643		$15,653

Other restructuring and repositioning expense:
All other income and commissions	—		19
Impairment of premises and equipment	184		706
Impairment of intangible assets	10,100		3,348
Impairment of other assets	—		231

Total other restructuring and repositioning expense	10,284		4,304

Total restructuring and repositioning charges	$13,575		$11,131

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through March 31, 2011 for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

Charged to
(Dollars in thousands)	Expense

Severance and other employee related costs	$63,678
Facility consolidation costs	39,536
Other exit costs, professional fees, and other	18,946
Other restructuring and repositioning (income) and expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	21,175
Net loss on divestitures	12,535
Impairment of premises and equipment	22,081
Impairment of intangible assets	48,231
Impairment of other assets	40,492
Other	(1,493)

Total restructuring and repositioning charges incurred to date as of March 31, 2011	$272,853

Note 18 — Other Events
Restructuring, Repositioning, and Efficiency Initiatives
In second quarter 2011, FHN terminated a technology services contract with plans to transfer the services to an internal data and information technology center. FHN has leveraged existing facilities in Maryville, Tennessee for the site. The internal data center should accommodate company growth; provide additional services to customers, and will have capacity to expand to meet future data and information technology needs. The internal data center will improve flexibility in supporting strategic business plans while also delivering cost efficiencies. FHN will incur a $9 million pre-tax charge in second quarter 2011 associated with this contract termination.
Mortgage Servicing
FHN maintains a sizeable mortgage servicing portfolio from legacy mortgage operations which has been subserviced by the purchaser of the national mortgage business since 2008. The 2008 subservicing contract will expire in August 2011. FHN is negotiating a contract with a new subservicer that will take over the servicing of these mortgage loans for FHN.

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of March 31, 2011, was one of the 30 largest bank holding companies in the United States in terms of asset size.
The corporation’s two major brands — First Tennessee and FTN Financial — provide customers with a broad range of products and services. First Tennessee provides retail and commercial banking services throughout Tennessee and is the largest bank headquartered in the state. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.
In first quarter 2011, FHN agreed to sell First Horizon Insurance, Inc. (“FHI”), a subsidiary of First Tennessee Bank, a property and casualty insurance agency that serves customers in over 40 states. Additionally, FHN contracted to sell Highland Capital Management Corporation (“Highland”), a subsidiary of First Horizon National Corporation, which provides asset management services. The results of operations for both businesses have been included in the discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Consistent with historical practice, these businesses have been moved to the non-strategic segment with other exited businesses and discontinued products. Consequently, all segment disclosure has been revised for all periods presented.
FHN is composed of the following operating segments:
•	Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and surrounding markets. Additionally, regional banking provides investments, financial planning, trust services and asset management, health savings accounts, credit cards, cash management, check clearing services, correspondent banking services, and mortgage originations within the regional banking footprint.

•	Capital markets provides financial services for the investment and banking communities through the integration of traditional capital markets securities activities, loan sales, portfolio advisory services, and derivative sales.

•	Corporate consists of unallocated corporate income/expenses including gains and losses from the extinguishment of debt, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and certain charges related to restructuring, repositioning, and efficiency initiatives.

•	Non-strategic includes exited businesses (including FHI and Highland) and loan portfolios, other discontinued products and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.
For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three-month period ended March 31, 2011, compared to the three-month period ended March 31, 2010. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2010 financial statements, notes, and MD&A is provided in the 2010 Annual Report.

FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), U.S. Department of the Treasury (“Treasury”), the Bureau of Consumer Financial Protection (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ, possibly materially, because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March 31, 2011, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY — (Comparison of First Quarter 2011 to First Quarter 2010)
For first quarter 2011, FHN reported net income available to common shareholders of $40.2 million, or $.15 diluted earnings per share compared to a net loss of $27.7 million, or $.12 diluted loss per share in first quarter 2010.
Improved results in 2011 were driven by a $104.0 million decline in the loan loss provision and lower noninterest expenses. The decline in loan loss provisioning resulted from aggregate improvement in the risk profile of borrowers as overall improvement in economic conditions from a year ago helped strengthen both commercial and consumer borrowers. Total revenue was $370.3 million in 2011 compared to $423.6 million in 2010. The decline in revenue was primarily driven by lower fixed-income sales which reflect more normalized market conditions. Additionally, noninterest income declined as gains recognized on the extinguishment of debt were $5.8 million in 2011 compared with $17.1 million in 2010. The contracted sale of FHI had a negligible effect on FHN’s first quarter results as a $10.1 million goodwill impairment was more than offset by $11.1 million of favorable tax benefits. The impact of the contracted sale of Highland was also insignificant to first quarter 2011 results. Discontinued operations in 2010 also includes the results from the institutional equity research business which was closed in first quarter 2010 resulting in a $3.3 million goodwill impairment, severance, contract termination costs and asset write-offs associated with the closure.

Noninterest expense was $315.1 million in 2011 compared to $338.0 million in 2010. The decline in noninterest expense was largely attributable to lower variable personnel costs associated with the decline in fixed income sales revenues in 2011 compared to 2010. Repurchase and foreclosure provision declined $3.5 million in 2011 although it remained elevated at $37.2 million. Losses related to foreclosed property declined $3.7 million to $6.8 million as stabilizing property values resulted in smaller negative fair value adjustments to foreclosed assets. The net loss available to common shareholders for first quarter 2010 included $14.9 million of dividends on the preferred shares issued to the U.S. Treasury under TARP.
Return on average common equity and return on average assets for first quarter 2011 were 6.82 percent and .71 percent, respectively, compared to negative 5.10 percent and negative .16 percent in 2010. Tier 1 capital ratio was 14.26 percent as of March 31, 2011, compared to 16.58 percent on March 31, 2010. On March 31, 2011 and 2010, total period-end assets were $24.4 billion and $25.9 billion, respectively. Shareholders’ equity was $2.6 billion on March 31, 2011, compared to $3.3 billion on March 31, 2010.
BUSINESS LINE REVIEW
Regional Banking
The regional banking segment had pre-tax income of $64.2 million in first quarter 2011 compared to a pre-tax loss of $3.9 million in 2010. The improvement in pretax results was due to a significant decline in loan loss provisioning. Total revenues decreased slightly to $202.9 million in 2011 from $204.8 million in 2010 and noninterest expense decreased $5.5 million to $151.1 million in 2011.
Net interest income was slightly higher in 2011 at $135.5 million compared to $133.9 million in 2010 despite a $352.3 million decline in average earning assets. The net interest margin in regional banking improved to 5.23 percent during 2011 from 4.97 percent in 2010. Improvement in both net interest income and the margin was the result of an increase in commercial loan fees and reduction in lower-yielding commercial loan balances.
The regional bank recognized a provision credit of $12.4 million in 2011 compared to provision expense of $52.0 million in 2010. In 2011, overall improvement in the economic environment and stabilizing property values contributed to aggregate improvement in the Income CRE and C&I loan portfolios resulting in upward grade migration.
Noninterest income declined 5 percent, or $3.6 million, to $67.4 million in 2011 driven by lower deposit fees. Deposit transactions and cash management fees declined $3.1 million to $32.4 million in 2011. Fees from nonsufficient funds declined $3.4 million or 23 percent to $11.8 million in first quarter 2011. This decline was primarily due to the negative effect of the overdraft provisions of Regulation E (“Reg E”) which became effective in third quarter 2010. The new provisions require retail customers to elect to receive overdraft protection for debit card and ATM transactions. Cash management fees decreased $1.0 million as participation in the FDIC’s Transaction Account Guarantee (“TAG”) Program ended in fourth quarter 2010. This decline in fee income was offset by lower FDIC premium expense in 2011.
Noninterest expense decreased to $151.1 million in 2011 from $156.6 million in 2010. Losses related to foreclosed assets decreased $2.1 million in 2011 due to lower negative valuation adjustments recognized in 2011. Expenses related to advertising and marketing declined $1.4 million primarily due to FHN’s focus on cost reductions throughout the organization and legal fees declined $1.2 million primarily related to lower litigation fees in first quarter in 2011.
Capital Markets
Pre-tax income in the capital markets segment decreased from $33.1 million in 2010 to $22.1 million in 2011 primarily due to a decline in fixed income sales revenue. Revenue from fixed income sales decreased to $83.2 million in 2011 from $105.3 million in 2010 with average daily revenue decreasing to $1.3 million in 2011 from $1.7 million in 2010, reflecting more normalized market conditions. Revenue from other products, including fee income from activities such as loan sales, portfolio advisory, and derivative sales decreased from $9.3 million in 2010 to $6.9 million in 2011. Noninterest expense was $73.6 million in 2011 compared with $83.9 million in 2010 primarily due to lower variable compensation expense consistent with the decrease in fixed income sales revenue. A portion of this decline was offset by higher legal and professional fees and a loss accrual related to a litigation matter.
Corporate
The corporate segment’s pre-tax loss was $8.1 million in 2011 compared to pre-tax income of $10.0 million in 2010. Net interest expense was $.3 million in 2011 compared to net interest income of $5.6 million in 2010. The decline in net interest income is primarily due to a lower yielding investment portfolio and an increase in interest expense due to the issuance of $500 million of senior debt in fourth quarter 2010.
Noninterest income was $12.9 million in 2011 compared to $24.9 million in 2010. The decline in noninterest income was primarily driven by a decrease in gains from debt extinguishment as FHN recognized gains of $5.8 million in 2011 compared to $17.1 million in 2010. Income from bank-owned life insurance (“BOLI”) was $4.8 million in 2011 compared to $6.5 million in 2010 due to policy benefits received in 2010.
Noninterest expense was relatively flat at $20.7 million in 2011 compared to $20.5 million in 2010. Expenses include the impact of several offsetting factors. Personnel expense included $2.3 million of severance costs in 2011 compared to $.4 million in 2010. See the discussion of restructuring, repositioning, and efficiency initiatives for additional detail regarding these charges. Legal and professional fees increased to $8.6 million in 2011 from $6.0 million in 2010 as a result of elevated costs related to various consulting projects within the organization during 2011. In first quarter 2011, FHN reversed $3.3 million of the contingent liability for certain Visa legal matters which favorably affected expenses. There were no reversals in first quarter 2010.
Non-Strategic
The pre-tax loss for the non-strategic segment was $24.0 million in 2011 compared to $58.5 million in 2010. The non-strategic segment includes the results from discontinued operations related to the contracted sale of FHI, Highland, and the first quarter 2010 exit of FTN Equity Capital Markets. See the discussion of Discontinued Operations for additional detail.
Net interest income declined $6.7 million to $32.0 million primarily because of declining loan balances as the wind-down of the national portfolios continues. This decline was partially mitigated by recognition of cash basis interest income from loans previously classified as nonaccrual. Provision expense declined $39.6 million from 2010 to $13.4 million in 2011 primarily due to overall improvement in the economic environment which helped strengthen consumer borrowers and also due to overall reduction in loan balances.
Mortgage banking income decreased to $25.1 million in 2011 from $31.4 million in 2010. Mortgage banking income is comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse. The mortgage warehouse includes loans remaining from the legacy mortgage banking business and loans repurchased pursuant to claims from investors (primarily GSEs).
Servicing income, which includes fees for servicing mortgage loans, change in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Servicing fees were $20.8 million in first quarter 2011, a $6.9 million decline from 2010. The decline in servicing fees is consistent with the continued reduction in the size of the servicing portfolio as the UPB declined approximately $13 billion from first quarter 2010 due to bulk sales and runoff. Positive net hedging results increased slightly to $12.5 million in 2011 from $10.9 million in 2010 as wider spreads between mortgage and swap rates contributed to the larger positive net hedge results in 2011. The negative impact attributable to runoff was $7.2 million in 2011 compared to $8.8 million in 2010, which was primarily the result of a smaller servicing portfolio in 2011.
Origination income was a loss of $1.1 million in 2011 compared to income of $1.3 million in 2010. The decline is primarily attributable to higher negative fair value adjustments to the remaining mortgage warehouse primarily driven by credit deterioration when compared with first quarter 2010.

Noninterest expense was $69.8 million in 2011 compared to $77.0 million in 2010, a decrease of 9 percent. Generally, with the exception of loan insurance expenses, nearly all other expenses declined from 2010 as the legacy businesses continue to wind down. Although still elevated, the provision for repurchase and foreclosure losses declined $3.5 million to $37.2 million in 2011. See the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A for further discussion regarding FHN’s repurchase obligations. Expenses related to foreclosed assets declined $1.6 million from 2010 to $3.4 million in 2011 as stabilization of property values resulted in smaller negative fair value adjustments to foreclosed assets. Personnel costs, miscellaneous loan costs, and occupancy expenses all declined in 2011 reflecting the continued wind-down of businesses within the non-strategic segment. Loan insurance expense increased $3.7 million as first quarter 2010 included the cancellation of a high loan-to-value (HLTV) insurance contract and return of $3.8 million of premium.
INCOME STATEMENT REVIEW
Total consolidated revenue decreased 13 percent to $370.3 million in 2011 from $423.6 million in 2010 primarily due to a decrease in capital markets income and smaller gains recognized on debt extinguishment in 2011.
NET INTEREST INCOME
Net interest income declined to $172.8 million in 2011 from $180.4 million in 2010 as average earning assets declined 5 percent to $21.8 billion and average interest-bearing liabilities declined 3 percent to $16.6 billion in 2011. The decline in net interest income is primarily attributable to a decrease in the size of the loan portfolio since first quarter 2010; however improved pricing on commercial variable rate loans and pricing and change in mix of deposits, partially mitigated the decline. For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. Table 1 details the computation of the net interest margin for FHN.
The consolidated net interest margin improved to 3.22 percent in 2011 from 3.18 percent in 2010. The widening in the margin occurred as the net interest spread increased 7 basis points to 3.01 percent in 2011 from 2.94 percent in 2010 and the impact of free funding decreased to 21 basis points from 24 basis points. The expansion in net interest margin is primarily attributable to an increase in commercial loan fees while the negative impact on the margin from nonaccrual loans decreased from first quarter 2010. The margin in first quarter 2011 was negatively impacted by excess balances held at the Federal Reserve when compared with first quarter 2010.

Table 1 — Net Interest Margin

	Three Months Ended
	March 31
	2011	2010

Consolidated yields and rates:
Loans, net of unearned income	4.12%	3.97%
Loans held for sale	4.14	4.05
Investment securities	3.90	4.65
Capital markets securities inventory	3.61	3.75
Mortgage banking trading securities	10.29	10.75
Other earning assets	0.14	0.12

Yields on earning assets	3.86	3.87

Interest-bearing core deposits	0.67	0.85
Certificates of deposit $100,000 and more	1.96	2.57
Federal funds purchased and securities sold under agreements to repurchase	0.24	0.23
Capital markets trading liabilities	2.74	3.72
Other short-term borrowings and commercial paper	0.51	0.41
Term borrowings	1.41	1.06

Rates paid on interest-bearing liabilities	0.85	0.93

Net interest spread	3.01	2.94
Effect of interest-free sources	0.21	0.24

Net interest margin (a)	3.22%	3.18%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation — Table 21.
FHN’s net interest margin is expected to remain relatively stable in 2011 assuming the Federal Reserve holds interest rates at historically low levels and new loan growth moderates, as expected.
NONINTEREST INCOME
Noninterest income was 53 percent of total revenue in 2011 compared to 58 percent in 2010 as total noninterest income decreased by $47.6 million, or 19 percent, to $197.5 million in 2011. The decrease primarily resulted from a decline in capital markets income and a decrease in gains recognized from the extinguishment of debt.
Capital Markets Noninterest Income
Capital markets noninterest income decreased to $90.1 million in 2011 from $114.6 million in 2010. Revenues from fixed income sales decreased from $105.3 million in 2010 to $83.2 million in 2011 as fixed income production levels reflected more normalized market conditions in 2011. Favorable market conditions contributed to the elevated fixed income revenue in 2010. Revenues from other products declined to $6.9 million in 2011 from $9.3 million in 2010 and continue to be a small component of capital markets income.
Table 2 — Capital Markets Noninterest Income

	Three Months Ended
	March 31		Percent
(Dollars in thousands)	2011	2010	Change (%)

Noninterest income:
Fixed income	$83,194	$105,270	21.0 -
Other product revenue	6,863	9,301	26.2 -

Total capital markets noninterest income	$90,057	$114,571	21.4 -

Mortgage Banking Noninterest Income
Mortgage banking income decreased to $27.7 million in 2011 from $34.9 million in 2010. Mortgage banking income is comprised of servicing income related to legacy mortgage banking operations, fees from mortgage origination activity in the regional banking footprint, and fair value adjustments to the mortgage warehouse.

Servicing income, which includes fees for servicing mortgage loans, change in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Servicing fees were $20.8 million in first quarter 2011, a $6.9 million decline from 2010. The decline in servicing fees is consistent with the continued reduction in the size of the servicing portfolio as the UPB declined approximately $13 billion from first quarter 2010 due to bulk sales and runoff. Positive net hedging results increased slightly to $12.5 million in 2011 from $10.9 million in 2010 as wider spreads between mortgage and swap rates contributed to the larger positive net hedge results in 2011. The negative impact attributable to runoff was $7.2 million in 2011 compared to $8.8 million in 2010, which was primarily the result of a smaller servicing portfolio in 2011.
Origination income, which is comprised of fair value adjustments to the remaining mortgage warehouse and revenue from origination activities in and around Tennessee, was $1.5 million in 2011 compared to $4.8 million in 2010. The decline is primarily attributable to higher negative fair value adjustments to the remaining mortgage warehouse primarily driven by credit deterioration when compared with first quarter 2010.
All Other Noninterest Income and Commissions
Deposit transactions and cash management fee income declined 9 percent to $32.6 million in 2011 from $35.8 million in 2010. The decline was primarily driven by lower non-sufficient fund fees due to the third quarter 2010 impact of the new overdraft requirements of Reg E. Additionally, cash management fees decreased $1.0 million as participation in the FDIC’s Transaction Account Guarantee (“TAG”) Program ended in fourth quarter 2010. This decline in fee income was offset by lower FDIC premium expense in 2011. Gains from the extinguishment of debt were $5.8 million in 2011 compared to $17.1 million in 2010 as FHN recognized a $5.8 million gain on the redemption of $103 million subordinated debentures (TRUPs at rate of 8.07 percent). Income from bank-owned life insurance declined $1.7 million to $4.8 million in 2011 primarily due to policy benefits received in first quarter 2010. FHN recognized $.8 million of net securities gains in 2011 compared to a net securities loss of $1.9 million in 2010. The net securities gains in 2011 reflect sales of the available for sale securities portfolio. Prior year included losses related to venture capital investments. The following table provides detail regarding FHN’s other income.
Table 3 — Other Income

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Other income:
Gains on extinguishment of debt	$5,761	$17,060
Bank owned life insurance	4,815	6,469
Bankcard income	4,720	4,548
ATM interchange fees	3,535	3,657
Other service charges	2,854	2,383
Letter of credit fees	1,776	1,639
Electronic banking fees	1,534	1,725
Deferred compensation	979	1,010
Other	6,345	7,627

Total	$32,319	$46,118

NONINTEREST EXPENSE
Total noninterest expense in first quarter 2011 decreased 7 percent to $315.1 million in 2011 from $338.0 million in 2010 primarily driven by a decline in personnel-related expenses.
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased $19.8 million to $157.2 million in 2011. The decline in personnel expense is primarily the result of a reduction in variable compensation expense related to the decrease in capital markets’ fixed income trading revenues in 2011 and headcount reductions since first quarter 2010.

Expenses related to foreclosed properties declined by $3.7 million to $6.8 million as stabilizing property values resulted in smaller negative fair value adjustments to foreclosed assets. The repurchase and foreclosure provision declined $3.5 million to $37.2 million in first quarter 2011. See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off- Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 9 — Contingencies and Other Disclosures for detail regarding FHN’s repurchase obligations. Miscellaneous loan costs declined $2.6 million consistent with the continued contraction of the non-strategic loan portfolios and expenses related to advertising and marketing declined $1.4 million primarily due to FHN’s focus on cost reductions throughout the organization. In 2011, FHN reversed a portion of its contingent liability for certain Visa legal matters resulting in a net $3.3 million reduction in other noninterest expense.
Legal and professional fees were $18.6 million in 2011 compared to $13.9 million in 2010. The increase is primarily driven by fees for consulting services and costs related to current litigation matters. Loan insurance expense increased $3.7 million in 2011 as first quarter 2010 included the cancellation of a high loan-to-value (HLTV) insurance contract and return of $3.8 million of premium. Equipment rentals, depreciation, and maintenance expense increased primarily due to a 2010 adjustment of a personalty tax liability associated with the legacy mortgage banking business which lowered expense in 2010. The following table provides detail regarding FHN’s other expenses.
Table 4 — Other Expense

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Other expense:
Low income housing expense	$4,697	$5,466
Advertising and public relations	3,862	5,250
Other insurance and taxes	3,475	3,153
Travel and entertainment	1,801	2,371
Customer relations	1,270	1,967
Employee training and dues	1,251	1,442
Bank examination costs	1,118	1,142
Supplies	981	1,148
Loan insurance expense(a)	781	(2,874)
Federal services fees	464	907
Other	8,126	7,760

Total	$27,826	$27,732

(a)	2010 includes the cancellation of an HLTV insurance contract and return of $3.8 million of premiums.
INCOME TAXES
The effective tax rate for first quarter 2011 was 22 percent but cannot be compared to the tax rate in first quarter 2010 given the level of pre-tax loss last year. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. In first quarter 2011, there were several items which positively affected the effective tax rate. Tax credits reduced tax expense by $5.3 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced tax expense by $2.1 million.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2011, FHN’s net DTA was approximately $200 million compared with $262 million as of March 31, 2010.
In order to support the recognition of the DTA, FHN’s management must conclude that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the remaining net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at March 31, 2011, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. A significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Additionally, FHN has sufficient carryback position, reversing DTL, and potential tax planning strategies to fully realize the DTA. Also, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty-year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the $200 million net DTA is more likely than not.
DISCONTINUED OPERATIONS
In first quarter 2011, FHN entered into agreements to sell FHI and Highland which closed in April 2011. In first quarter 2010, FHN exited FTN Equity Capital Markets after a contracted sale failed to close. The results of operations, net of tax, for these businesses have been classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented. In first quarter 2011, income/(loss) from discontinued operations was $1.0 million compared with a $7.1 million loss in first quarter 2010. As a result of the first quarter 2011 agreement to sell FHI, FHN recognized a $10.1 million (pre-tax) goodwill impairment and $11.1 million of tax benefits in first quarter 2011. With additional favorable tax benefits expected to be recognized upon closing in second quarter 2011, the total positive impact to earnings as a result of the divestiture of FHI should approximate $4 million. The $7.1 million loss from discontinued operations in first quarter 2010 was primarily driven by a $3.3 million pre-tax goodwill impairment and $2.3 million in severance and other costs associated with the closure of FTN Equity Capital Markets.
STATEMENT OF CONDITION REVIEW — (Comparison of First Quarter 2011 to First Quarter 2010)
Total period-end assets were $24.4 billion at March 31, 2011, compared to $25.9 billion at the end of 2010. Average assets decreased to $24.6 billion in 2011 from $25.6 billion in 2010. The decline in both period-end and average balances of total assets reflects the reduction in size of the loan portfolio.
EARNING ASSETS
Earning assets consist of loans, loans HFS, investment securities, and other earning assets. Earning assets averaged $21.8 billion and $22.9 billion in first quarter 2011 and 2010, respectively. A more detailed discussion of the major line items follows.
Loans
Average loans declined 9 percent in 2011 from first quarter 2010 primarily as a result of the continued wind-down of the non-strategic portfolios combined with weak loan demand from good relationship-oriented borrowers. The decline in loans within the non-strategic segment accounted for 94 percent of the decline in average loans from last year.
Table 5 — Average Loans

	Three Months Ended March 31
		Percent	Percent		Percent
(Dollars in millions)	2011	of Total	Change	2010	of Total

Commercial:
Commercial, financial, and industrial	$6,823.3	42%	1.0 +	$6,754.1	38%
Commercial real estate:
Income CRE	1,422.8	9	16.4 -	1,702.5	10
Residential CRE	249.8	2	57.8 -	592.1	3

Total commercial	8,495.9	53	6.1 -	9,048.7	51

Retail:
Consumer real estate	5,553.9	34	10.2 -	6,185.5	35
Permanent mortgage	1,060.5	7	1.3 -	1,074.4	6
Credit card, OTC, and other	299.9	2	36.4 -	471.2	3
Restricted real estate loans (a)	741.4	4	16.7 -	890.4	5

Total retail	7,655.7	47	11.2 -	8,621.5	49

Total loans, net of unearned	$16,151.6	100%	8.6 -	$17,670.2	100%

*	Amount less than one percent.

(a)	2011 includes $688.4 million of Consumer Real Estate loans and $53.0 million of Permanent Mortgage loans.

C&I loans comprised 80 percent of total commercial loans in 2011 compared to 75 percent in 2010. This portfolio realized the only increase in average balance between the periods. The increase in average C&I loans is driven by growth in tax-free lending to government and municipalities. Commercial real estate loans declined $.6 billion in 2011 to $1.7 billion as of March 31, 2011, with over half of the decline driven by Residential Commercial Real Estate (“CRE”) loans, a majority of which relate to the component originated through national channels.
Total retail loans declined 11 percent, or $1.0 billion, to $7.7 billion in 2011. The Consumer Real Estate Portfolio (home equity lines and installment loans) contributed $.6 billion of the decline in retail loans primarily within the non-strategic segment reflecting the continued wind-down. The Permanent Mortgage portfolio declined slightly to $1.1 billion in 2011 as a significant portion of the runoff since first quarter 2010 was offset by loans added to this portfolio due to the exercise of clean-up calls on securitization trusts in fourth quarter 2010. The exercise of the clean-up call resulted in approximately $175 million of jumbo permanent mortgages being included in the permanent mortgage portfolio. The One-Time Close (“OTC”) portfolio contributed to approximately $150 million of the decline in average retail loans since first quarter 2010; the remaining balances of these loans are immaterial. Loans consolidated due to the adoption of amendments to ASC 810 combined with approximately $600 million of restricted home equity lines that were included in the Consumer Real Estate Portfolio prior to 2010, are reflected within Restricted Real Estate Loans. These loans declined $149.0 million since 2010 and are expected to continue to gradually decline with natural runoff.
Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity, a tool for managing risk of interest rate movements, and collateral for repurchase agreements for public funds. Investment securities averaged $3.0 billion in 2011 compared to $2.7 billion in 2010 and represented 14 percent of earning assets in 2011 compared to 12 percent in 2010. Average investment securities increased reflecting the purchase of nearly $2 billion of debt investment securities during 2010 which more than offset maturities. See Note 3 — Investment Securities for further discussion regarding the composition of the AFS securities portfolio.
Loans Held-for-Sale
Loans HFS consists of the mortgage warehouse (including repurchased loans), student, small business, and home equity loans. The average balance of loans HFS decreased $137.2 million since 2010 and averaged $353.4 million in 2011. The decline from 2010 reflects the third quarter 2010 sale of approximately $120 million of student loans. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business, loans originated within the regional banking footprint awaiting transfer to the secondary market, and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $308.0 million, and comprised over 85 percent of loans HFS.
Other Earning Assets
All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the FRB and other financial institutions. All other earning assets averaged $2.3 billion in first quarter 2011 compared to $2.0 billion in first quarter 2010. The increase is largely driven by capital market’s trading inventory due to increased holdings of government agency MBS in 2011. The remaining increase is primarily due to FHN holding excess deposits with the FRB due to the limited availability of attractive investment opportunities and low loan demand from good relationship-oriented borrowers.
Core Deposits
In 2011, average core deposits increased 3 percent or $.4 billion to $14.6 billion. The increase in core deposits reflects an increase in insured network deposits and growth due to the historically low interest rate environment as deposit holders were unable to obtain higher rates on other comparable investment products. Some of this growth was diminished as certain business deposits declined concurrent with the conclusion of the FDIC’s TAG program.

Short-Term Funds
Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings and commercial paper) averaged $3.6 billion during 2011, a decline of 17 percent from $4.3 billion in 2010. On March 31, 2011, short-term funds were $3.3 billion compared to $3.7 billion on March 31, 2010. FHN’s contracting balance sheet and core deposit growth reduced reliance on higher-cost purchased short-term funds. Average FFP, which currently is entirely composed of funds from correspondent banks, and securities sold under repurchase agreements decreased to $1.6 billion in 2011 from $1.9 billion in 2010. The average balance of securities sold under agreements to repurchase declined $.2 billion to $.6 billion in 2011 given the low rates currently paid on these products combined with the ability to receive FDIC insurance coverage on business checking accounts. Borrowings from the FRB’s Term Auction Facility (“TAF”) contributed $135.3 million of the decline as balances were fully repaid in first quarter 2010. On average, short-term purchased funds accounted for 17 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2011 compared to 20 percent in 2010.
Term Borrowings
Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Average term borrowings decreased 4 percent, or $.1 billion, and averaged $2.8 billion in 2011. The decline in average term-borrowings relates to maturities of the remaining long-term bank notes and the redemption of FHN’s subordinated debentures (TRUPs which paid 8.07 percent) in first quarter 2011. These declines were partially offset by the increase resulting from the fourth quarter issuance of $500 million of senior debt. Borrowings secured by restricted real estate loans declined $188.2 million which was generally consistent with the runoff of the associated retail real estate loans.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
Since 2007, FHN has been conducting a company-wide review of business practices with the goal of improving its overall profitability and productivity. In order to redeploy capital to higher-return businesses, FHN implemented numerous actions including, but not limited to the following:
•	Sold 34 full-service First Horizon Bank branches in national banking markets.

•	Discontinued national homebuilder and commercial real estate lending through First Horizon Construction Lending.

•	Sold components of national mortgage banking business including origination platform and pipeline, related hedges, servicing platform and assets, associated custodial deposits, and certain fixed assets.

•	Exited the institutional equity research business.

•	Sold various other non-strategic businesses including Louisville remittance processing operations (“FERP”) and the Atlanta insurance business.

•	In first quarter 2011, contracted to sell FHI and Highland.
Net pre-tax costs recognized by FHN during first quarter 2011 related to restructuring, repositioning, and efficiency activities were $13.6 million. Of this amount, $3.3 million represented exit costs that were accounted for in accordance with the FASB Accounting Standards Codification Topic for Exit or Disposal Activities Cost Obligations (“ASC 420”). A majority of the charges recognized in first quarter 2011 are reflected in discontinued operations, net of tax line and relate to the agreement to sell FHI. Significant expenses recognized during 2011 resulted from the following actions:
•	Severance of $2.5 million primarily related to efficiency initiatives within corporate and bank service functions.

•	Goodwill impairment of $10.1 million associated with the contracted sale of FHI.

•	Lease abandonment expense of $.8 million related to FTN Financial.

•	Loss of $.2 million related to other asset impairments.

Net pre-tax costs recognized by FHN in the quarter ended March 31, 2010, related to restructuring, repositioning, and efficiency activities were $11.1 million. Of this amount, $6.8 million represented exit costs that were accounted for in accordance with ASC 420. A majority of the charges recognized in first quarter 2010 are reflected in discontinued operations, net of tax line and relate to the exit of the institutional equity research business. Significant expenses recognized in first quarter 2010 resulted from the following actions:
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
The financial results of FHI and FTN ECM (the institutional equity research business) including goodwill impairments are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. All other costs associated with the restructuring, repositioning, and efficiency initiatives implemented by management are included in the noninterest expense section of the Consolidated Condensed Statements of Income, including severance and other employee-related costs recognized in relation to such initiatives which are recorded in Employee compensation, incentives, and benefits; facilities consolidation costs and related asset impairment costs are included in Occupancy; costs associated with the impairment of premises and equipment are included in Equipment rentals, depreciation, and maintenance or All other expense; professional fees are included in Legal and professional fees; costs associated with intangible asset impairments are included in All other expense.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows. The effect of suspending depreciation on assets held-for-sale was immaterial to FHN’s results of operations for all periods. As a result of actions taken that are described above, FHN has incurred charges to impair certain intangible assets and components of goodwill. In first quarter 2010, FHN incurred a charge of $3.3 million to write off remaining goodwill associated with the closure of the institutional equity research business. In first quarter 2011, FHN recognized a $10.1 million goodwill impairment associated with the agreement to sell FHI. The goodwill impairments for both businesses are reflected in Income/(loss) from discontinued operations, net of tax on the Consolidated Condensed Statements of Income and within the non-strategic segment. The recognition of these impairment losses will have no effect on FHN’s debt covenants. Due to the broad nature of the actions being taken, substantially all components of expense have benefitted from past efficiency initiatives and are expected to benefit from the current efficiency initiatives.
Charges related to restructuring, repositioning, and efficiency initiatives for the three months ended March 31, 2011 and 2010, are presented in the following table based on the income statement line item affected. See Note 17 — Restructuring, Repositioning, and Efficiency Charges and Note 2 — Acquisitions and Divestitures for additional information.
Table 6 — Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Noninterest income:
All other income and commissions	$—	$(19)

Total noninterest loss	—	(19)

Noninterest expense:
Employee compensation, incentives, and benefits	2,253	595
Occupancy	795	31
Legal and professional fees	—	105
All other expense	13	—

Total noninterest expense	3,061	731

Loss before income taxes	(3,061)	(750)
Loss from discontinued operations	(10,514)	(10,381)

Net charges from restructuring, repositioning, and efficiency initiatives	$(13,575)	$(11,131)

Certain previously reported amounts have been reclassified to agree with current presentation.

Table 7 — Restructuring, Repositioning, and Efficiency Reserve

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Beginning balance	$9,108	$15,903
Severance and other employee related costs	2,496	3,048
Facility consolidation costs	795	2,290
Other exit costs, professional fees, and other	—	1,489

Total accrued	12,399	22,730

Payments related to:
Severance and other employee related costs	2,954	5,490
Facility consolidation costs	690	566
Other exit costs, professional fees, and other	—	958
Accrual reversals	112	63

Restructuring and repositioning reserve balance	$8,643	$15,653

CAPITAL
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of March 31, 2011, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Note 7 — Regulatory Capital. In 2011, capital ratios are expected to remain strong and significantly above current well-capitalized standards despite a difficult operating environment. Average equity was $2.7 billion in 2011 compared to $3.3 billion in 2010. The decline in average equity is primarily driven by the fourth quarter 2010 repayment of the preferred-CPP which resulted in a $.8 billion average decline in equity. A portion of this decline was offset by an increase in capital surplus due to the issuance of common shares in fourth quarter 2010 which raised $263.1 million in net proceeds.
Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. The following table provides information related to securities repurchased by FHN during first quarter 2011:
Table 8 — Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs

2011
January 1 to January 31	*	$12.14	*	34,437
February 1 to February 28	—	N/A	—	34,437
March 1 to March 31	41	11.49	41	34,396

Total	41	$11.49	41

*	Amount is less than 500 shares

N/A — Not applicable

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The authority has been increased to reflect the stock dividends distributed through January 1, 2011 The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On March 31, 2011, the maximum number of shares that may be purchased under the program was 34.4 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY (Trend Analysis is First Quarter 2011 Compared to First Quarter 2010)
Loan Portfolio Composition
FHN groups its loans into portfolios based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of Commercial, Financial, and Industrial (“C&I”) and Commercial Real Estate loans. Retail loans are composed of Consumer Real Estate; Permanent Mortgage; Credit Card and Other; and Restricted Real Estate Loans. Key asset quality metrics for each of these portfolios can be found in Table 10 — Asset Quality by Portfolio.
Starting in 2007, FHN’s underwriting and credit policies and guidelines evolved through a series of enhancements through which FHN has responded to dramatic changes in economic and real estate conditions in the U.S. As economic and real estate conditions develop, further enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Such modifications to credit underwriting guidelines were outlined in FHN’s 2010 Annual Report in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 31 and continuing through page 39. There have been no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s loan product offerings in first quarter 2011.
The following is a description of each portfolio:
COMMERCIAL LOAN PORTFOLIOS
FHN’s commercial loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to the business line (Market Managers, Departmental Managers, Regional Presidents, Relationship Managers (RM), and Portfolio Managers (PM)) and to credit administration. While individual limits vary, the predominant amount of approval authority is vested with the Credit Risk Manager function. Portfolio concentration limits for the various portfolios are established by executive management and approved by the Executive and Risk Committee of the Board.
C&I
The C&I portfolio was $6.8 billion on March 31, 2011. This portfolio is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of March 31, 2011. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 9 — C&I Loan Portfolio by Industry

(Dollars in thousands)	March 31, 2011

Industry:
Finance & Insurance	$1,376,039
Wholesale Trade	656,160
Manufacturing	559,712
Health Care	532,731
Real Estate Rental & Leasing (a)	523,727
Loans to Mortgage Companies	381,633
Retail Trade	372,944
Construction Related (b)	291,368
Other (Transportation, Education, Arts, Entertainment, etc) (c)	2,113,849

Total C&I Loan Portfolio	$6,808,163

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Infrastructure and construction related businesses.

(c)	Industries in this category comprise 3 percent or less.
C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios (“LTVs”) which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Approval decisions also consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon the determined credit risk specific to the individual borrower. These loans are typically based upon variable rates tied to the London Inter-Bank Offered Rate (“LIBOR”) or the prime rate of interest plus or minus the appropriate margin.
C&I loan policies and guidelines are approved by several management risk committees that consist of business line managers and credit administration professionals to ensure that the resulting guidance addresses risks and establishes reasonable underwriting criteria that appropriately mitigate risk. Policies and guidelines are reviewed, revised, and re-issued periodically at established review dates or earlier if changes in the economic environment, portfolio performance, the size of portfolio or industry concentrations, or regulatory guidance warrant an earlier review.
FHN’s commercial lending process incorporates a RM and a PM for each commercial loan. The PM is responsible for assessing the credit quality of the borrower beginning with the initial underwriting and continuing through the servicing period while the RM is primarily responsible for communications with the customer and maintaining the relationship. Other specialists and the assigned RM/PM are organized into units called Deal Teams. Deal Teams are constructed with specific job attributes that facilitate FHN’s ability to identify, mitigate, document, and manage ongoing risk. Portfolio managers and credit analysts provide enhanced analytical support during loan origination and servicing, including monitoring of the financial condition of the borrower and tracking compliance with loan agreements. Loan closing officers and the construction loan management unit specialize in loan documentation and the management of the construction lending process.
Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2011, no significant concentration existed in the C&I portfolio in excess of 10 percent of total loans. Refer to Table 9 for detail of the C&I loan portfolio by industry. The largest component is the finance and insurance (includes trust preferred and bank-related loans) subsegment which represents 20 percent of the C&I portfolio. The trust preferred and bank-related component of C&I is discussed below. While not a substantial percentage of the loan portfolio as of March 31, 2011, balances of loans to mortgage companies can significantly fluctuate with mortgage rates. This portfolio includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates resulting in increased borrower refinance volumes.
Trust Preferred & Bank-Related Loans
The finance and insurance subsection of this portfolio, which includes bank-related and trust preferred loans (“TRUPs”) (i.e., loans to bank and insurance-related businesses), has experienced stress due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers. On March 31, 2011, approximately 9 percent of the C&I portfolio, or 4 percent of total loans, was composed of bank-related loans and TRUPs.
TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking and insurance institutions through FHN’s capital markets operation. Accordingly, these loans were originally classified within loans HFS upon funding. The underwriting criteria for trust preferred loans focused on current operating metrics, including liquidity, capital and financial performance ratios as well as borrowers’ observable credit spreads and debt ratings when available. In conjunction with the collapse of the collateralized debt obligation (“CDO”) market in late 2007, origination of trust preferred loans ceased in early 2008 and existing loans were moved from loans HFS to FHN’s C&I portfolio in second quarter 2008. Individual TRUPs are re-graded quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. Since the vast majority of trust preferred issuers to which FHN has extended credit have less than $15 billion in total assets, the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 is not expected to significantly affect future payoff rates for these loans. The risk of individual trust preferred loan default is somewhat mitigated by diversification within the trust preferred loan portfolio. The average size of a trust preferred loan is approximately $9 million.
Underwriting of other loans to financial institutions includes increased levels of onsite due diligence, review of the customer’s policies and strategies, assessment of management, assessment of the relevant markets, a comprehensive assessment of the loan portfolio, and a review of the ALLL. Additionally, the underwriting analysis includes a focus on the customer’s capital ratios, profitability, loan loss coverage ratios, and regulatory status.
As of March 31, 2011, the UPB of trust preferred loans totaled $465 million ($301 million of bank TRUPs and $164 million of insurance TRUPs) with the UPB of other bank-related loans totaling approximately $223 million. Inclusive of a remaining valuation allowance on TRUPs of $35.6 million, total reserves (ALLL plus the valuation allowance) for TRUPs and other bank-related loans were approximately $115 million or 17 percent of outstanding UPB.
C&I Asset Quality Trends
In first quarter 2011, performance of the C&I portfolio began to improve as a stabilizing economic environment contributed to the strength of borrowers which resulted in an increase in the amount of credit upgrades in first quarter 2011 compared to 2010. The ALLL declined $72.8 million to $220.6 million on March 31, 2011. The allowance as a percentage of period-end loans declined to 3.24 percent by the end of first quarter 2011 from 4.28 percent in first quarter 2010. Although the finance and insurance portion of this portfolio has been the most significantly impacted by economic conditions, reserves also decreased for this component of the C&I portfolio. Annualized net charge-offs as a percentage of average loans declined to .59 percent from 1.67 percent reflecting the aggregate improvement in this portfolio. Nonperforming C&I loans increased $17.0 million to $213.4 million on March 31, 2011 and the nonperforming loan (“NPL”) ratio grew to 3.13 percent in 2011 from 2.86 percent in 2010. Although the level of nonperforming loans increased in 2011 compared with 2010, the amount of nonperforming loans peaked in third quarter 2010 and began improving late in 2010. The increase in nonperforming loans is primarily attributable to bank-related and TRUPs loans and a rise in troubled debt restructurings since 2010.

Commercial Real Estate
The Commercial Real Estate portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between Income CRE loans which contain loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and Residential CRE loans. The Residential CRE portfolio includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes.
Income CRE
The Income CRE portfolio was $1.4 billion on March 31, 2011. Subcategories of Income CRE consist of retail (24 percent), apartments (17 percent), office (16 percent), industrial (13 percent), land/land development (10 percent), hospitality (10 percent), and other (10 percent).
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
The credit administration and ongoing monitoring consists of multiple internal control processes. Construction loans are closed and administered by a centralized control unit. Credit grades are assigned utilizing internally developed scorecards to help quantify the level of risk in the transaction. Underwriters and credit approval personnel stress the borrower’s/project’s financial capacity utilizing numerous economic attributes such as interest rates, vacancy, and discount rates. Key Information is captured from the various portfolios and then stressed at the aggregate level. Results are utilized to assist with the assessment of the adequacy of the ALLL and to steer portfolio management strategies. As discussed in the C&I portfolio section, Income CRE also employs the RM/PM model and the “Deal Team” concept.
A substantial portion of the Income CRE portfolio was originated through and managed by the regional bank. Weak market conditions have affected this portfolio through increased vacancies, slower stabilization rates, decreased rental rates, and lack of readily available financing in the industry. However, the Income CRE portfolio showed improvement as property stabilization and strong sponsors have positively affected performance. FHN proactively manages problem projects and maturities to regulatory standards.
Income CRE Asset Quality Trends
Performance of Income CRE loans improved in first quarter 2011 as property values stabilized and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased 157 basis points to 7.05 percent in 2011. Outstanding balances declined 17 percent from first quarter 2010 and the level of allowance declined $45.9 million from 2010. Net charge-offs were $7.9 million in 2011 compared to $18.6 million in 2010 which is driven by improvement in the performance of this portfolio. The level of nonperforming loans decreased $40.3 million to $140.7 million as of March 31, 2011, but remained over 10 percent of total Income CRE loans. The decline in nonperforming loans is primarily attributable to the wind-down of the non-strategic portion of the portfolio.

Residential CRE
The Residential CRE portfolio was $.2 billion on March 31, 2011. Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint has been significantly reduced with new originations limited to tactical advances to facilitate workout strategies. When active lending was occurring, the majority of the portfolio was on a floating rate basis tied to appropriate spreads over LIBOR or the prime rate. FHN continues to wind down the non-strategic portion of this portfolio and is not actively lending this loan-type within the regional banking footprint which directly impacted the amount of net charge-offs and nonperforming loans and the level of the allowance. Net charge-offs declined $28.3 million, or 90 percent, to $3.1 million in 2011. The ALLL declined $26.2 million and nonperforming loans decreased $167.4 million as of March 31, 2011 from March 31, 2010. Although annualized net charge-offs as a percentage of average loans declined to 4.89 in 2011 from 21.19 percent in 2010, the ALLL ratio and the nonperforming loans ratio remained elevated at 11.30 percent and 42.19 percent, respectively. These metrics will remain skewed until the portfolio entirely winds down or FHN begins originating this product and balances increase.
RETAIL LOAN PORTFOLIOS
Consumer Real Estate
The Consumer Real Estate portfolio was $5.5 billion on March 31, 2011, and is primarily composed of home equity lines and installment loans. The Consumer Real Estate portfolio is geographically diverse with strong borrower Fair Isaac Corporation (“FICO”) scores. The largest geographic concentrations of balances as of March 31, 2011, are in Tennessee (37 percent) and California (14 percent) with no other state representing greater than 3 percent of the portfolio. At origination, the weighted average FICO score of this portfolio was 736; refreshed FICO scores averaged 727 as of March 31, 2011. Deterioration has been most acute in areas with significant home price depreciation and is affected by economic conditions — primarily unemployment. Approximately two-thirds of this portfolio was originated through national channels.
Underwriting
To obtain a consumer real estate loan the loan applicant(s) in most cases must first meet a minimum qualifying FICO score. Applicants must also have the financial capacity (or available income) to service the debt by not exceeding a calculated Debt-to-Income (“DTI”) ratio. The amount of the loan is limited to a percentage of the lesser of the current value or sales price of the collateral. For the majority of loans in this portfolio, underwriting decisions are made through a centralized loan underwriting center. Minimum FICO score requirements are established by management for both loans secured by real estate as well as non-real estate secured loans. Management also establishes maximum loan amounts, loan-to-value ratios, and debt-to-income ratios for each consumer real estate product. Identified guideline and policy exceptions require established mitigating factors that have been approved for use by Credit Risk Management.
HELOCs can pose risk of default when applicable interest rates change — particularly in a rising interest rate environment potentially stressing borrower capacity to repay the loan at the higher interest rate. FHN’s current underwriting practice requires HELOC borrowers to qualify based on a fully indexed, fully amortized payment methodology. If the first mortgage loan is a non-traditional mortgage, the debt-to-income calculation is based on a fully amortizing first mortgage payment. Prior to 2008, FHN’s underwriting guidelines required borrowers to qualify at an interest rate that was 200 basis points above the note rate. This mitigated risk to FHN in the event of a sharp rise in interest rates over a relatively short time horizon. FHN does not penalize borrowers (reset the rate) based on delinquency or any other factor during the life of the loan. HELOC interest rates are variable but only adjust in connection with movements to which the index rate is tied. FHN’s HELOC products typically have a 5 or 10 year draw period with repayment periods ranging between 10 and 20 years.
HELOC Portfolio Management
FHN performs continuous HELOC account review processes in order to identify higher-risk home equity lines and initiate preventative and corrective actions. The reviews consider a number of account activity patterns and characteristics such as reduction in available equity, significant declines in property value, the number of times delinquent within recent periods, changes in credit bureau score since origination, score degradation, and account utilization. In accordance with FHN’s interpretation of regulatory guidance, FHN may block future draws on accounts and/or lower account limits. In 2010, management assigned additional resources to this effort and enhancements were made to the process in order to further increase the volume of account reviews.
Low or Reduced Documentation Origination
From time to time, FHN may originate consumer loans with low or reduced documentation. FHN generally defines low or reduced documentation loans, sometimes called “stated income” or “stated” loans, as any loan originated with anything less than pay stubs, personal financial statements, and tax returns from potential borrowers.
Currently, stated-income or low or reduced documentation loans are limited to existing customers of FHN who have deposit accounts, other borrowings, or various other business relationships, and such loans are currently only available for qualified non-purchase transactions. Currently, full income documentation would typically require (for example) copies of W-2s, pay stubs, and verification of employment. This exception is provided to loan applicants that are also existing deposit customers of the bank who have recurring consistent direct DDA deposit amounts from their employers. This exception, however, has certain restrictions. For example, self-employed customers are not eligible, deposits made directly by the borrower are not considered, direct deposits must indicate the employer’s name depositing the funds, and recurring deposits must be consistent per period and may not vary by more than 10 percent. If these and other conditions are not met, full income documentation is required. A verbal verification of employment is required in either situation.
As of March 31, 2011, $1.7 billion, or 28 percent, of the consumer real estate portfolio consisted of home equity lines and installment loans originated using stated-income compared to $2.0 billion, or 30 percent, as of March 31, 2010. These stated-income loans were 11 percent and 12 percent of the total loan portfolio as of March 31, 2011 and 2010, respectively. As of March 31, 2011, nearly three-fourths of the stated-income home equity loans in the portfolio were originated through legacy businesses that have been exited and these loan balances should continue to decline.
Stated-income loans accounted for 29 percent of the net charge-offs for this portfolio during 2011 compared with 40 percent in 2010. Net charge-offs of stated-income home equity lines and installment loans were $12.9 million in first quarter 2011 compared with $22.2 million in first quarter 2010. As of March 31, 2011, and 2010, less than 1 percent of the stated income loans were nonperforming and less than 3 percent were more than 30 days delinquent.
Consumer Real Estate Asset Quality Trends
Performance of the consumer real estate portfolio improved in first quarter 2011 when compared with 2010. The ALLL declined $31.5 million to $142.9 million as of March 31, 2011. The allowance as a percentage of loans decreased 27 basis points to 2.60 percent of this portfolio. Delinquency rates and the net charge-offs ratio also improved in 2011 when compared with 2010. Loans delinquent 30 or more days and still accruing were 1.73 percent in first quarter 2011 compared to 2.21 percent of loans in 2010 and the annualized net charge-offs ratio declined 44 basis points to 2.47 percent of average loans. The improvement in performance is attributable to the strong borrower characteristics previously discussed as well as improvement in the economy as performance of this portfolio is highly correlated with the economic conditions and unemployment.
Permanent Mortgage
The permanent mortgage portfolio was $1.0 billion on March 31, 2011. This portfolio is primarily composed of jumbo mortgages and OTC completed construction loans, although inflows from OTC modifications have now concluded. The portfolio is somewhat geographically diverse; however 24 percent of loan balances are in California. Overall, performance has been affected by economic conditions, primarily depressed retail real estate values and elevated unemployment. In late 2010, FHN exercised clean-up calls for prior proprietary securitizations resulting in the addition of approximately $175 million ($151 million on March 31, 2011) of first lien mortgage loans to this portfolio, substantially all of which were performing upon exercise. In first quarter 2011, NPLs increased while delinquencies and reserves were down as performance has stabilized given the continued aging of this portfolio. The increase in nonperforming loans can be attributed to a rise in loans classified as troubled debt restructurings consistent with FHN’s efforts to work with troubled borrowers. Net charge-offs decreased $19.3 million to $8.8 million during first quarter 2011.

Credit Card and Other (Including OTC)
The Credit Card, and Other portfolios were $.3 billion on March 31, 2011, and include credit card receivables, automobile loans, and to a lesser extent, OTC construction loans, and other consumer related credits. As of March 31, 2011, only $15.1 million of OTC loans remained in the portfolio with 100 percent classified as nonperforming. In 2011, FHN charged-off $3.3 million compared with $20.6 million during 2010 and the allowance declined $27.1 million to $10.0 million. Loans 30 days or more delinquent also improved from 2.12 percent in 2010 to 1.34 percent in 2011.
Restricted Real Estate Loans
The Restricted Real Estate Loan portfolio includes HELOC that were previously securitized on balance sheet as well as HELOC and some first and second lien mortgages that were consolidated on January 1, 2010, in conjunction with the adoption of amendments to ASC 810. The adoption of these amendments resulted in the consolidation of additional variable interest entities and this loan category was created to include all loans, primarily HELOC, that had previously been securitized but for which FHN retains servicing and other significant interests. As of March 31, 2011, this portfolio totaled $.7 billion and included $672.4 million of HELOC and $49.2 million of first and second lien mortgage loans. Although these loans share basic characteristics as the Consumer Real Estate Portfolio, generally, these loans have not performed at the same level.
Payment-Option ARM Loans and Subprime Lending
Historically, FHN originated through its legacy mortgage banking business first lien adjustable rate mortgage loans with borrower payment options and first lien and home equity loans that were considered sub-prime. Such loans were originated with the intent to sell with servicing released. While a substantial portion of these loans were sold, a small amount remained unsold and the loans were subsequently moved from loans HFS to the loan portfolio. As of March 31, 2011, the remaining balances of payment-option ARMs and sub-prime loans in the portfolio were immaterial. Because only a small portion remains in the HTM portfolio, the impact on the ALLL and on other loan portfolio asset quality metrics is immaterial.
Loan Portfolio Concentrations
FHN has a concentration of loans secured by residential real estate (47 percent of total loans), the majority of which is in the consumer real estate portfolio (34 percent of total loans). Permanent mortgages account for 7 percent of total loans. Restricted real estate loans, which are comprised primarily of HELOC but also include permanent mortgages, are 5 percent of total loans. The remaining residential real estate loans are primarily in the Residential CRE and the OTC construction portfolios (1 percent of total loans).
On March 31, 2011, FHN did not have any concentrations of C&I loans in any single industry of 10 percent or more of total loans.

The following table provides additional asset quality data by loan portfolio:
Table 10 — Asset Quality by Portfolio

	March 31
	2011	2010

Key Portfolio Details
C&I
Period-end loans ($ millions)	$6,808	$6,856

30+ Delinq. % (a)	0.46%	1.02%
NPL %	3.13	2.86
Charge-offs % (qtr. annualized)	.59	1.67

Allowance / Loans %	3.24%	4.28%
Allowance / Charge-offs	5.46x	2.60x

Income CRE
Period-end loans ($ millions)	$1,398	$1,674

30+ Delinq. % (a)	1.12%	3.11%
NPL %	10.07	10.81
Charge-offs % (qtr. annualized)	2.23	4.37

Allowance / Loans %	7.05%	8.62%
Allowance / Charge-offs	3.11x	1.94x

Residential CRE
Period-end loans ($ millions)	$221	$528

30+ Delinq. % (a)	5.08%	3.89%
NPL %	42.19	49.38
Charge-offs % (qtr. annualized)	4.89	21.19

Allowance / Loans %	11.30%	9.69%
Allowance / Charge-offs	2.05x	0.41x

Consumer Real Estate
Period-end loans ($ millions)	$5,487	$6,084

30+ Delinq. % (a)	1.73%	2.21%
NPL %	0.69	0.30
Charge-offs % (qtr. annualized)	2.47	2.91

Allowance / Loans %	2.60%	2.87%
Allowance / Charge-offs	1.04x	0.97x

Permanent Mortgage
Period-end loans ($ millions)	$1,038	$1,068

30+ Delinq. % (a)	5.47%	6.29%
NPL %	12.64	11.09
Charge-offs % (qtr. annualized)	3.31	10.44

Allowance / Loans %	5.04%	7.86%
Allowance / Charge-offs	1.49x	0.75x

Credit Card and Other (b)
Period-end loans ($ millions)	$298	$403

30+ Delinq. % (a)	1.34%	2.12%
NPL %	5.12	24.91
Charge-offs % (qtr. annualized)	4.37	17.52

Allowance / Loans %	3.36%	9.21%
Allowance / Charge-offs	0.76x	0.45x

Restricted real estate loans
Period-end loans ($ millions) (c)	$722	870

30+ Delinq. % (a)	2.94%	3.72%
NPL %	0.75	0.19
Charge-offs % (qtr. annualized)	5.01	4.78

Allowance / Loans %	5.52%	6.87%
Allowance / Charge-offs	1.07x	1.40x

Loans are expressed net of unearned income. All data is based on internal loan classification.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	March 31, 2011 select OTC balances: PE loans: $15.1 million; NPL: 100%; Allowance:$2.6 million; Net Charge-offs: $1.2 million.

(c)	Includes $672.4 million of consumer real estate loans and $49.9 million of permanent mortgage loans.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 30 percent to $589.1 million on March 31, 2011, from $844.1 million on March 31, 2010. While there was aggregate improvement in borrower’s financial conditions in 2011, some of the decline in the ALLL is attributable to a smaller loan portfolio. The overall balance decrease observed when comparing the year-over-year periods has been mostly impacted by the significant reduction of loan portfolios from exited businesses (especially non-strategic construction lending). This portfolio shrinkage has had a direct impact on the composition of the loan portfolio from one balance sheet date to the next and thus, has had an impact on the levels of estimated probable incurred losses within the portfolio as of the end of the reporting periods. As loans with higher levels of probable incurred loss content have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves.
The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 3.69 percent on March 31, 2011, from 4.83 percent on March 31, 2010. The allowance attributable to individually impaired loans was $619.3 million compared to $653.6 million on March 31, 2011 and 2010, respectively. The decline is primarily attributable to reduction of the CRE portfolios. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 99 percent to $1.0 million in 2011 from $105.0 million in 2010.
Overall asset quality trends are expected to be favorable during 2011 when compared with 2010 assuming the positive economic trends continue. Assuming current portfolio performance trends continue, the allowance for loan losses and total net charge-offs are expected to decrease when compared to 2010. The C&I portfolio is expected to continue to show positive trends as there has been recent aggregate improvement in the risk profile of commercial borrowers which has resulted in upward grade migration in late 2010 and early 2011; however, some volatility is possible in the short term. The Income CRE portfolio remains under stress, however, FHN has observed signs of stabilization. The remaining non-strategic portfolios should continue to wind down and will have less of an impact on overall credit metrics in the future. Continued improvement in performance of the home equity portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends.
Consolidated Net Charge-offs
Net charge-offs were $76.7 million in 2011 compared with $182.4 million in 2010. The ALLL was 1.92 times annualized net charge-offs for 2011 compared with 1.16 times annualized net charge-offs for 2010. The annualized net charge-offs to average loans ratio decreased from 4.13 percent in 2010 to 1.90 percent in 2011 due to a 58 percent decline in net charge-offs and a 9 percent decrease in average loans compared to first quarter 2010. All portfolios recognized a decline in net charge offs with decreases in 2011 primarily attributable to improved performance and continued reduction of the non-strategic portfolios.
The decline in commercial loan net charge-offs contributed to over half of the decline in total consolidated net charge-offs. The decrease in Residential CRE net charge-offs was $28.3 million and drove the largest percentage decline in total net charge-offs as FHN continues to wind down this portfolio. Improved performance in both C&I and Income CRE portfolios contributed to an $18.1 million and $10.7 million, respectively, reduction of commercial net charge-offs. Improvement of the retail portfolios contributed to a $48.7 million decline in consolidated net charge-offs. The improvement in retail net charge-offs was driven by all retail portfolios as current economic conditions helped borrower’s financial conditions and as the negative impact from OTC continues to diminish.

The following table provides consolidated asset quality information for the three months ended March 31, 2011 and 2010.
Table 11 — Asset Quality Information

	Three months ended March 31
(Dollars in thousands)	2011	2010

Allowance for loan losses:
Beginning balance on December 31	$664,799	$896,914
Adjustment due to adoption of amendments to ASC 810	—	24,578
Provision for loan losses	1,000	105,000
Charge-offs	(87,352)	(193,955)
Recoveries	10,681	11,523

Ending balance on March 31 (Restricted — $39.8 million)	$589,128	$844,060

Reserve for remaining unfunded commitments	14,371	18,737
Total allowance for loan losses and reserve for unfunded commitments	$603,499	$862,797

	As of March 31
Nonperforming Assets by Segment	2011	2010

Regional Banking:
Nonperforming loans	$317,109	$329,600
Foreclosed real estate	33,134	27,934

Total Regional Banking	350,243	357,534

Non-Strategic:
Nonperforming loans (a)	406,305	598,608
Foreclosed real estate	61,281	85,072

Total Non-Strategic	467,586	683,680

Corporate:
Nonperforming loans	1,140	—

Total Corporate	1,140	—

Total nonperforming assets	$818,969	$1,041,214

Loans and commitments:
Total period-end loans, net of unearned income	$15,972,372	$17,484,224
Less: Insured retail residential and construction loans (b)	(146,378)	(270,639)

Loans excluding insured loans	$15,825,994	$17,213,585
Foreclosed real estate from government insured mortgages	15,711	9,054
Potential problem assets (c)	1,097,520	1,300,788
Loans 30 to 89 days past due	161,165	267,840
Loans 30 to 89 days past due — guaranteed portion (d)	209	85
Loans 90 days past due	73,663	117,692
Loans 90 days past due — guaranteed portion (d)	412	234
Loans held for sale 30 to 89 days past due	14,491	25,027
Loans held for sale 30 to 89 days past due — guaranteed portion (d)	8,451	25,027
Loans held for sale 90 days past due	52,325	49,499
Loans held for sale 90 days past due — guaranteed portion (d)	37,445	46,723
Remaining unfunded commitments (millions)	8,285	8,575
Average loans, net of unearned	16,151,621	17,670,187

Allowance and net charge-off ratios (e):
Allowance to total loans	3.69%	4.83%
Allowance to nonperforming loans in the loan portfolio	0.92x	0.96x
Allowance to loans excluding insured loans	3.72%	4.90%
Allowance to annualized net charge-offs	1.92x	1.16x
Nonperforming assets to loans and foreclosed real estate (f)	4.55%	5.63%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	3.99%	5.02%
Total annualized net charge-offs to average loans (g)	1.90%	4.13%

(a)	Includes $87.4 million and $51.3 million of loans held for sale in 2011 and 2010 respectively.

(b)	Whole-loan insurance is obtained on certain retail residential and construction loans. Insuring these loans absorbs credit risk and results in lower allowance for loan losses.

(c)	Includes 90 days past due loans.

(d)	Guaranteed loans include FHA, VA, student, and GNMA loans repurchased through the GNMA repurchase program.

(e)	Loans net of unearned income. Net charge-off ratios are calculated based on average loans.

(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

(g)	Net charge-off ratio is annualized net charge offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets
Nonperforming loans consist of impaired, other nonaccrual, and nonaccruing restructured loans. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Impaired loans are those loans for which it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected and for which recognition of interest income has been discontinued. Other nonaccrual loans are residential and other retail loans on which recognition of interest income has been discontinued. Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.
Nonperforming assets decreased to $819.0 million on March 31, 2011, from $1.0 billion on March 31, 2010. The nonperforming assets ratio (nonperforming assets to period-end loans and foreclosed real estate) decreased to 4.55 percent in 2011 from 5.63 percent in 2010 due to a significant decline of the non-strategic construction portfolios. Nonperforming loans in the loan portfolio were $637.1 million on March 31, 2011, compared to $876.9 million on March 31, 2010. The $239.8 million decline from 2010 primarily resulted from the decrease in NPLs within the non-strategic construction portfolios which was partially offset by increases in nonperforming loans in the C&I and non-construction retail real estate portfolios.
C&I nonperforming loans increased to $213.4 million in 2011 from $196.4 million in 2010 with approximately half of the increase in nonperforming loans since first quarter 2010 relating to bank-related and TRUPs loans while the remainder is attributable to an increase in the volume of smaller loans within various industries. The increase to nonperforming C&I loans occurred later in 2010 and peaked in third quarter 2010. Nonperforming permanent mortgages increased $12.8 million from 2011 to $131.2 million. A substantial portion of these loans are jumbo product or mortgages that converted from OTC construction loans upon completion. Consumer real estate nonperforming loans increased $19.6 million to $37.9 million primarily due to a rise in TDR’s during 2010 and 2011 as FHN continues to work with troubled borrowers by modifying the terms of home equity and installment loans. Nonperforming loans classified as HFS increased $36.1 million to $87.4 million on March 31, 2011, which was primarily driven by elevated repurchase activity. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.
The ratio of ALLL to NPLs in the loan portfolio decreased slightly to .92 times in first quarter 2011 compared to .96 times in first quarter 2010. Because of FHN’s methodology of charging down individually impaired collateral dependent commercial loans, this ratio continues to be compressed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as any impairment has been charged off. The individually impaired collateral dependent commercial loans that do not carry reserves were $211.0 million on March 31, 2011, compared with $351.7 million on March 31, 2010. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $421.6 million as of March 31, 2011. Charged-down individually impaired collateral dependent commercial loans represented one-third of nonperforming loans in the loan portfolio as of March 31, 2011.
The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $94.4 million as of March 31, 2011, from $113.0 million as of March 31, 2010. Table 12 below provides an activity rollforward of foreclosed real estate balances for the periods ended March 31, 2011 and 2010. Inflows of assets into foreclosure status and the amount disposed declined in 2011 when compared with 2010. The decline in inflow is primarily due to FHN’s continued efforts to prevent foreclosures by restructuring loans and working with borrowers and also due to an overall slowdown in foreclosure proceedings nationwide given additional scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN. Stabilizing collateral values resulted in smaller negative valuation adjustments to existing foreclosed real estate inventory as property values were experiencing slightly more deterioration in prior year.

Table 12 — Rollforward of Foreclosed Real Estate

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Beginning balance, January 1 (a)	$110,536	$113,709
Valuation adjustments	(5,039)	(5,931)
New foreclosed property	16,105	47,089
Capitalized expenses	591	1,633
Disposals:
Single transactions	(27,347)	(43,494)
Bulk sales	—	—
Auctions	(430)	—

Ending balance, March 31 (a)	$94,416	$113,006

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes foreclosed real estate related to government insured mortgages.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio 90 days or more past due decreased to $73.7 million on March 31, 2011, from $117.7 million on March 31, 2010, primarily led by reductions in consumer real estate loans and commercial CRE. Loans 30 to 89 days past due decreased $106.7 million to $161.2 million on March 31, 2011, with the decrease primarily driven by the commercial portfolio.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more but excludes nonperforming assets, decreased to $1.1 billion on March 31, 2011, from $1.3 billion on March 31, 2010. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
Troubled Debt Restructuring and Loan Modifications
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring (“TDR”). FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. Additionally, FHN structures loan modifications with the intent of strengthening repayment prospects.
Commercial Loan Modifications
As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (“LRRD”) is responsible for managing most commercial and commercial real estate relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. In accordance with ASC 310-40-15, no single characteristic or factor, taken alone, determines whether a modification is a TDR and each commercial workout situation is unique and is evaluated on a case-by-case basis. The volume of commercial workout strategies utilized by LRRD to mitigate the likelihood of loan losses is commensurate with the amount of commercial credit quality deterioration. While every circumstance is different, LRRD will generally use forbearance agreements for commercial loan workouts. Other workout strategies utilized by LRRD include principal paydowns/payoffs, obtaining additional collateral, modification of interest payments or entering into short sale agreements. Each commercial workout situation is unique and evaluated on a case-by-case basis.
Senior credit management tracks loans classified as Watch or worse (internally assigned probability of default grades 12 through 16) and performs periodic reviews of such assets to understand FHN’s interest in the borrower, the most recent financial results of the borrower, and the associated loss mitigation approaches and/or exit plans that the loan relationship and/or loan workout/rehab officer has developed for those relationships. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers.
The ultimate effectiveness of rehab and workout efforts is reflected by the extent of collection of outstanding principal and interest amounts contractually due. Also, proper upgrading of a credit’s internal inherent risk rating over time could also be reflective of success of loss mitigation efforts.
The individual impairment assessments completed on commercial loans in accordance with the Accounting Standards Codification Topic related to Troubled Debt Restructurings (“ASC 310-40”) include loans classified as TDRs as well as loans that may have been modified yet not classified as TDRs by management. For example, a modification of loan terms that management would generally not consider to be a TDR could be a temporary extension of maturity to allow a borrower to complete an asset sale whereby the proceeds of such transaction are to be paid to satisfy the outstanding debt. Additionally, a modification that extends the term of a loan, but does not involve reduction of principal or accrued interest, in which the interest rate is adjusted to reflect current market rates for similarly situated borrowers is not considered a TDR. Nevertheless, each assessment will take into account any modified terms and will be comprehensive to ensure appropriate impairment assessment. If individual impairment is identified, management will either hold specific reserves on the amount of impairment, or if the loan is collateral dependent, write down the carrying amount of the asset to the net realizable value of the collateral.
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
Consumer Loan Modifications
Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, FHN does modify consumer loans using proprietary programs that were designed using parameters of Home Affordable Modification Programs (“HAMPS”). Generally, a majority of loans modified under any such programs are classified as TDRs.
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
Loans which have been formally restructured and are reasonably assured of repayment and of performance according to their modified terms are generally classified as nonaccrual upon modification and subsequently returned to accrual status by FHN provided that the restructuring and any charge-off taken on the loan are supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. Otherwise, FHN will continue to classify restructured loans as nonaccrual. FHN’s evaluation supporting the decision to return a modified loan to accrual status includes consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status, which is generally a minimum of six months. In determining whether to place a loan on nonaccrual status upon modification, FHN may also consider a borrower’s sustained historical repayment performance for a reasonable time prior to the restructuring in assessing whether the borrower can meet the restructured terms, as the restructured terms may reflect the level of debt service a borrower has already been making. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over FHN’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification.
On March 31, 2011 and 2010, FHN had $285.1 million and $117.9 million, respectively, of portfolio loans that have been restructured in accordance with regulatory guidelines. Additionally, FHN had restructured $62.6 million of loans HFS as of March 31, 2011 compared to $31.4 million as of March 31, 2010. For restructured loans in the portfolio, FHN had loan loss reserves of $42.0 million, or 15 percent, as of March 31, 2011. The rise in TDRs from first quarter 2010 resulted from increased loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.

Table 13 — Troubled Debt Restructurings

	New TDRs		New TDRs
	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
(Dollars in thousands)	Number	Amount	Number	Amount

Retail:
Permanent mortgage	14	$7,155	59	$29,918
Home equity	110	11,558	94	9,009
Credit card, and other	328	848	126	597

Total retail	452	19,561	279	39,524
Commercial loans	9	5,563	4	6,204

Total troubled debt restructurings	461	$25,124	283	$45,728

	As of		As of
	March 31, 2011		March 31, 2010
(Dollars in thousands)	Number	Amount	Number	Amount

Retail:
Permanent mortgage:
Current	61	$43,705	56	$36,634
Accruing Delinquent	10	3,597	17	9,611
Non-accrual	89	56,588	21	13,970

Total permanent mortgage	160	103,890	94	60,215

Home equity:
Current	477	52,987	232	25,227
Accruing Delinquent	13	2,108	5	518
Non-accrual	195	23,476	72	8,736

Total home equity	685	78,571	309	34,481

Credit card and other:
Current	415	1,188	108	505
Accruing Delinquent	28	126	18	93
Non-accrual	—	—	2	1,508

Total Credit card and other	443	1,314	128	2,106

Total retail	1,288	183,775	531	96,802

Commercial loans:
Current	46	37,710	—	—
Accruing Delinquent	18	12,805	—	—
Non-accrual	49	50,788	19	21,075

Total commercial loans	113	101,303	19	21,075

Total troubled debt restructurings (a)	1,401	$285,078	550	$117,877

(a)	Total TDR’s (including $62.6 million related to loans HFS) were $347.7 million on March 31, 2011.
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
MARKET RISK MANAGEMENT
Capital markets buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts. Securities inventory positions are generally procured for distribution to customers by the sales staff, and the Asset Liability Committee (“ALCO”) policies and guidelines have been established with the objective of limiting the risk in managing this inventory.
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
Fair Value Shock Analysis
Interest rate risk and the slope of the yield curve also affects the fair value of MSR and capital markets’ trading inventory that are reflected in mortgage banking and capital markets’ noninterest income, respectively. Low or declining interest rates typically lead to lower servicing-related income due to the impact of higher loan prepayments on the value of MSR while high or rising interest rates typically increase servicing-related income. To determine the amount of interest rate risk and exposure to changes in fair value of MSR, FHN uses multiple scenario rate shock analysis, including the magnitude and direction of interest rate changes, prepayment speeds, and other factors that could affect mortgage banking income.
Generally, low or declining interest rates with a positively sloped yield curve tend to increase capital markets’ income through higher demand for fixed income products. Additionally, the fair value of capital markets’ trading inventory can fluctuate as a result of differences between current interest rates when compared to the interest rates of fixed-income securities in the trading inventory.
Derivatives
FHN utilizes derivatives to protect against unfavorable fair value changes resulting from changes in interest rates of MSR and other retained assets. Derivative instruments are also used to protect against the risk of loss arising from adverse changes in the fair value of a portion of capital markets’ securities inventory due to changes in interest rates. Derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates. Interest rate contracts (potentially including swaps, swaptions, and mortgage forward purchase contracts) are utilized to protect against MSR prepayment risk that generally accompanies declining interest rates. Net interest income earned on swaps and similar derivative instruments, used to protect the value of MSR, increases when the yield curve steepens and decreases when the yield curve flattens or inverts. Capital markets enters into futures and options contracts to economically hedge interest rate risk associated with changes in fair value currently recognized in capital markets’ noninterest income.

Other than the impact related to the immediate change in market value of the balance sheet, such as MSR, these simulation models and related hedging strategies exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 15 — Derivatives for additional discussion of these instruments.
LIQUIDITY MANAGEMENT
ALCO focuses on liquidity management: the funding of assets with liabilities of the appropriate duration, while mitigating the risk of unexpected cash needs. A key objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors, borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability, and availability of funding; and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including core deposits, the securities available for sale portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the Federal Home Loan Bank (“FHLB”), access to the overnight and term Federal Funds markets, and dealer and commercial customer repurchase agreements.
Over the past three years, FHN has significantly reduced its reliance on unsecured wholesale borrowings. Currently the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long historical and reciprocal banking services between FHN and these correspondent banks. The remainder of FHN’s wholesale short -term borrowings are repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or Capital Markets’ broker dealer counterparties.
ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed in ALCO monthly and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. As a general rule, FHN strives to maintain excess liquidity equivalent to fifteen percent or more of total assets.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner. Total loans, excluding loans HFS and restricted real estate loans, to core deposits ratio improved to 103 percent in first quarter 2011 from 114 percent in first quarter 2010. This ratio has improved due to a contraction of the loan portfolio combined with growth in core deposits.
Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In fourth quarter 2010, FHN completed the issuance of $500 million of non-callable fixed rate senior notes due in 2015. In 2005, FTBNA established a bank note program which provided liquidity of $5.0 billion. It is not expected that FTBNA will utilize this borrowing facility with its current amount of excess liquidity. FTBNA has not issued any bank notes under the program in the past three years and has suspended it in order to save certain costs. As of March 31, 2011, FHN had no outstanding balances related to the bank note program. If FTBNA were to reactivate the program, certain program terms might have to be renegotiated with the note agents to reflect current market practices. FHN had issued $300 million of capital securities representing guaranteed preferred beneficial interests in $309 million of FHN’s junior subordinated debentures through two Delaware business trusts, wholly owned by FHN, which were eligible for inclusion in tier 1 capital. In January 2011, FHN redeemed $103 million of the subordinated debentures issued to Capital I trust. FHN does maintain $.7 billion of borrowings which are secured by retail residential real estate loans. A portion of these borrowings relate to trusts that were consolidated in January 1, 2010 in conjunction with the adoption of amendments to ASC 810. Holders of the trusts’ securities do not have recourse to any assets of FHN other than those specifically pledged to settle the trusts’ obligations.
Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In fourth quarter 2010, FHN completed a common equity offering which generated $263.1 million in net proceeds. After the closing of the equity and debt offering, FHN redeemed all $866.5 million of the preferred shares issued in 2008 under the CPP. As of March 31, 2011, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion and are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition. See Note 12 — Preferred Stock and Other Capital for additional information.
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
Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $422 million as of March 31, 2011. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, without prior regulatory approval. FTBNA applied for and received approval to pay a dividend to the parent company in the amount of $300 million in the fourth quarter 2010. The parent company utilized liquidity provided by this dividend, funds from the debt and equity offerings, and excess liquidity to redeem the TARP preferred shares, the related Warrant to purchase common stock, and the $103 million of subordinated debentures. FTBNA has requested approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in July 2011.
Payment of a dividend to common shareholders of FHN is dependent on several factors which are all considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. Beginning in fourth quarter 2008 and continuing throughout 2010, the Board declared dividends payable in shares of common stock in an effort to conserve capital. The most recent stock dividend was distributed on January 1, 2011, to shareholders of record on December 10, 2010. On January 19, 2011, the Board approved a cash dividend of $.01 per share which was paid on April 1, 2011 to shareholders of record on March 11, 2011. The Board has approved the payment of a quarterly cash dividend of $.01 per share payable on July 1, 2011 to shareholders of record on June 10, 2011.
Cash Flows
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2011 and 2010. The level of cash and cash equivalents increased $95.8 million during first quarter 2011 from $768.8 million on December 31, 2010. In first quarter 2010, the level of cash and cash equivalents declined $115.6 million to $803.0 million. Net cash provided by investing activities in 2011 was more than offset by cash used by financing and operating activities.

Cash flows provided by investing activities were $881.4 million in 2011, an increase from $811.7 million during 2010. Positive cash flows were primarily driven by a reduction in the size of the loan portfolio resulting in $741.2 million of positive cash flow during 2011. A $209.1 million decline in interest-bearing cash, which primarily consists of deposits held with the Federal Reserve, also contributed to the favorable cash flows. Activity related to the available for sale securities portfolio resulted in $64.0 million negative impact on cash flows as purchases more than offset sales and maturities in first quarter 2011.
Net cash used by financing activities was $560.8 million in 2011 compared to $804.7 million in 2010. In 2011, negative cash flows from financing activities were driven by maturities of the remaining outstanding bank notes of $549.0 million, cash paid to redeem subordinated debentures (TRUPs at 8.07 percent), and $79.7 million cash paid to repurchase the Warrant from the U.S. Treasury originally issued under the CPP in 2008. The cash outflows were partially mitigated by increases in deposits and short-term borrowings. In 2010, net cash used by financing activities was primarily the result of a reduction in short-term borrowings as funding from the Federal Reserve Term Auction Facility declined $.4 billion and Federal Funds Purchased and financing from the FHLB each declined $.2 billion in 2010. The decline in funding from borrowings was partially offset by an increase in funding from deposits.
Net cash used by operating activities was $224.8 million in 2011 compared to $122.6 million in 2010. Cash flows from operating activities were primarily driven by the increased level of net income in 2011 compared to 2010 which was more than offset by changes in operating assets and liabilities. The negative cash flows were primarily driven by capital markets’ activities as increases in trading securities and capital markets’ receivables totaling $.6 billion more than offset a $.3 billion increase in capital markets payables. In 2010, net cash used by operating activities was driven by the magnitude of non-cash charges which was more than offset by increases in trading securities and operating assets which negatively affected cash flows from operating activities in 2010.
REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
Repurchase and Related Obligations from Loans Originated for Sale
Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to GSEs. Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) were sold to investors predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. FHN also sold non-conventional loans with full or limited recourse to certain agencies under specific government programs.
For non-recourse loan sales, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made to the purchasers at closing, and also exposure for investment rescission or damages arising from claims that offering documents were materially deficient in the case of loans transferred through proprietary securitizations. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. See Note 9 — Contingencies and Other Disclosures, which is incorporated herein by reference, for detail regarding these transactions and implications on FHN’s potential repurchase obligations and avenues for indemnification of investors for loans sold through proprietary securitizations.
Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to make them “whole” for economic losses experienced primarily because of loan delinquencies. Such claims are pursued because purchasers allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims relate to non-recourse whole loans sales to GSE’s. FHN also has the potential for financial exposure from loans transferred through proprietary securitizations; however, at this time, FHN has not received repurchase claims from investors of proprietary securitizations alleging FHN breached representations and warranties made at closing. See Note 9 — Contingencies and Other Disclosures for other actions taken by investors of proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus proprietary securitizations.
Origination Data
From 2005 through 2008, FHN originated and sold $69.5 billion of first lien mortgage loans to GSEs. GSE loans originated in 2005 through 2008 account for 87 percent of all repurchase requests/make-whole claims received between the third quarter 2008 divestiture of certain mortgage banking operations and first quarter 2011. Since the 2008 divestiture, FHN has continued the contraction of legacy mortgage banking activities which has resulted in multiple bulk sales of mortgage servicing rights. Consequently, as of March 31, 2011, FHN only services $10.2 billion of the loans that were originated and sold to GSE’s thereby eliminating FHN’s visibility into the current performance of a significant amount of the loans sold to GSEs. In addition, from 2000 through 2007, FHN securitized $47.0 billion of first lien loans without recourse. This represents the entire period of FHN’s first lien securitization activities. Of the amount originally securitized, $37.1 billion relates to securitization trusts that are still active as approximately 30 securitization trusts have become inactive due to clean-up calls exercised by FHN. The exercise of cleanup calls resulted in termination of the Pooling and Servicing Agreements and reacquisition of the related mortgage loans. As of March 31, 2011, FHN still services substantially all of the loans transferred through proprietary securitizations.
The following table summarizes the loan composition of the private securitizations of FHN from 2000 through 2007:
Table 14 — Composition of Off-Balance Sheet Proprietary Securitizations

	Original UPB	Original UPB
	for All	for Active	UPB as of
(Dollars in thousands)	Securitizations(a)	Securitizations(a)	March 31, 2011

Loan type:
Jumbo (b)	$27,062,825	$17,183,367	$5,832,797
Alt A	19,946,023	19,946,023	8,075,264

Total proprietary securitizations	$47,008,848	$37,129,390	$13,908,061

Proprietary securitizations were originated during vintage years 2000 through 2007. Does not include amounts related to consolidated securitization trusts.

(a)	Original principal balances obtained from trustee statements.

(b)	UPB as of March 31, 2011 adjusted for clean-up calls exercised by FHN.
The remaining jumbo mortgage loans originated and sold by FHN had weighted average FICO scores of approximately 734 and weighted average CLTV ratios of approximately 75 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher CLTV or DTI ratios, reduced documentation, or other factors. As of March 31, 2011, 10.79 percent of the jumbo mortgage loans were 90 days or more delinquent and 21.40 percent of the Alt-A loans were 90 days or more delinquent as of March 31, 2011.
At March 31, 2011, the repurchase request pipeline contained no repurchase requests related to the first lien securitized loans based on claims related to breaches of representations and warranties. At March 31, 2011, FHN had not reserved for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in securitizations at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.
Active Pipeline
The amount of repurchase and make-whole claims is accumulated into the “active pipeline”. The active pipeline includes the amount of claims for repurchase, make-whole payments, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Private Mortgage Insurance (“PMI”) was required for certain of the loans sold to GSEs and that were securitized. PMI generally was provided for first lien loans that were sold to GSE’s or securitized that had a loan-to-value ratio at origination of greater than 80 percent. Although unresolved PMI cancellation notices are not formal repurchase requests, FHN includes these in the active pipeline when analyzing and estimating loss content for loans sold to GSEs.

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or PMI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB.
Generally, the amount of a loan subject to a repurchase/make-whole claim or with open PMI issues remains in the active pipeline throughout the appeals process with a GSE or PMI company until parties agree on the ultimate outcome. FHN reviews each claim and PMI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, or repurchase loan or remit make-whole payment). Contractual agreements with Fannie Mae and Freddie Mac state a response should be completed within 30 days of receiving a repurchase request. Working arrangements with both agencies include regular communications to review the current pipeline as well as address any concerns requiring immediate attention. Given the accumulation of GSE repurchase requests at FHN and backlog at the GSEs, FHN has been able to take additional time as needed to complete repurchase request reviews. At this point, FHN has not suffered any penalties from responses occurring after the 30-day contractual period. The volume of new claims, slow responses from GSEs and PMI companies, and an iterative resolution process have contributed to the elevated active pipeline.
The following table provides a rollforward of the active repurchase request pipeline, including related unresolved PMI cancellation notices for the three months ended March 31, 2011, and March 31, 2010:
Table 15 — Rollforward of the Active Pipeline
For the three months ended March 31, 2011 and 2010:

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — January 1, 2011	1,718	$377,735	357	$18,025	12	$1,022	2,087	$396,782
Additions	852	162,687	21	1,423	—	—	873	164,110
Decreases	(787)	(177,822)	(45)	(2,507)	—	—	(832)	(180,329)
Adjustments (a)	(4)	1,656	(2)	(56)	1	355	(5)	1,955

Ending balance — March 31, 2011	1,779	$364,256	331	16,885	13	1,377	2,123	$382,518

Legacy mortgage banking PMI cancellation notices:
Beginning balance — January 1, 2011	596	$137,373	—	—	—	—	596	$137,373
Additions	257	56,815	—	—	—	—	257	56,815
Decreases	(199)	(44,489)	—	—	—	—	(199)	(44,489)
Adjustments (a)	(14)	(2,901)	—	—	—	—	(14)	(2,901)

Ending balance — March 31, 2011	640	$146,798	—	—	—	—	640	$146,798

Total ending active pipeline — March 31, 2011 (b)	2,419	$511,054	331	$16,885	13	$1,377	2,763	$529,316

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — January 1, 2010	702	$149,829	39	$2,335	1	$354	742	$152,518
Additions	352	71,698	62	3,544	14	773	428	76,015
Decreases	(220)	(48,233)	(31)	(1,856)	—	—	(251)	(50,089)

Ending balance — March 31, 2010	834	$173,294	70	4,023	15	1,127	919	$178,444

Legacy mortgage PMI cancellation notices:
Beginning balance — January 1, 2010	452	$103,170	—	—	—	—	452	$103,170
Additions	216	47,666	—	—	—	—	216	47,666
Decreases	(97)	(24,810)	—	—	—	—	(97)	(24,810)

Ending balance — March 31, 2010	571	$126,026	—	—	—	—	571	$126,026

Total ending active pipeline — March 31, 2010 (b)	1,405	$299,320	70	$4,023	15	$1,127	1,490	$304,470

(a)	Generally, adjustments reflect reclassifications between repurchase requests and PMI cancellation notices and/or updates to UPB.

(b)	Active pipeline excludes repurchase requests related to HELOCs sold in connection with branch sales.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2010 and 2011:
As of March 31, 2011, GSEs account for 93 percent of all actual repurchase/make-whole requests in the pipeline and 80 percent of the total active pipeline, inclusive of PMI cancellation notices and all other claims. For loans in the active pipeline for which FHN has received notification of PMI cancellation, 52 percent relate to loans sold to GSE’s. Consistent with originations, a majority of GSE claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. However, in late 2010, and continuing through first quarter 2011, the mix of repurchase/make-whole requests began to shift towards the 2008 origination vintage from the earlier vintages.
The most common reasons for GSE repurchase demands are claimed misrepresentations related to missing documents in the loan file, issues related to employment and income (such as misrepresented stated-income or falsified employment documents and/or verifications), and undisclosed borrower debt. Since the 2008 divestiture, less than full documentation loans accounted for approximately 25 percent of GSE repurchase and make-whole claims while approximately 75 percent of the claims have resulted from loans originated as full documentation loans. The proportion of originations versus repurchase/make-whole claims between documentation-type has remained relatively unchanged since 2008. Additionally, total repurchase and make-whole claims related to private whole loan sales of sub-prime and option adjustable-rate mortgages have accounted for less than 5 percent of all claims since the divestiture in 2008.
The following table provides information regarding resolutions (outflows) of the active pipeline during the first quarter of 2011 and 2010:
Table 17 — Active Pipeline Resolutions and Other Outflows

	March 31, 2011		March 31, 2010
(Dollars in thousands)	Number	UPB(a)	Number	UPB (a)

Repurchase, make-whole, settlement resolutions	328	$70,104	132	$27,405
Rescissions or denials	424	91,233	59	11,360
Other, PMI, information requests	279	63,481	157	36,134

Total resolutions	1,031	$224,818	348	$74,899

(a)	When available, FHN uses current UPB in all cases. If current UPB is unavailable, the original loan amount is substituted for current UPB. When neither is available, the claim amount is used as an estimate of current UPB.
Total resolutions disclosed in Table 17 — Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 15. The UPB of actual repurchases, make-whole, settlement resolutions, which was $70.1 million during first quarter 2011, represents the UPB loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience, FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 18 — Reserves for Repurchase and Foreclosure Losses.
Rescissions or denials, which were $91.2 million in first quarter 2011, represent the amount of repurchase requests and make-whole claims where FHN was able to resolve without incurring losses. While cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture, the rescission rate in first quarter 2011 was nearly 60 percent as more recent repurchase requests have been successfully appealed by providing additional information to the claimant. Other, PMI, information requests, which were $63.5 million during first quarter 2011, includes providing information to claimant, issues related to PMI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with PMI companies, including situations where PMI was ultimately cancelled. While FHN has assessed the loans with PMI issues for loss content in estimating the repurchase liability, FHN will not realize loss (a decrease of the repurchase and foreclosure liability) unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.
Repurchase Accrual Methodology
The estimated probable incurred losses that result from these obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and lower housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet upon repurchase. In estimation of the accrued liability for loan repurchases and make-whole obligations, FHN estimates probable incurred losses in the population of all loans sold based on trends in claims requests and actual loss severities observed by management. The liability includes accruals for probable losses beyond what is observable in the ending pipeline of repurchase/make-whole requests and active PMI cancellations at any given balance sheet date. The estimation process begins with internally developed proprietary models that are used to assist in developing a baseline in evaluating inherent repurchase-related loss content. These models are designed to capture historical loss content from actual repurchase activity experienced. The baseline for the repurchase reserve uses historical loss factors that are applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage and are applied to more recent sale vintages to estimate probable incurred losses not yet realized. Due to the lagging nature of this model and relatively short period available in which actual loss trends have been observed, management applies qualitative adjustments to this initial baseline estimate.
In order to incorporate more current events, such as the level of repurchase requests or PMI cancellation notices, FHN then overlays management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests related to breach of representations and warranties, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and average rescission rates between 45 percent and 55 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels. On March 31, 2011, the active pipeline was $529.3 million with over 90 percent of all unresolved repurchase and make-whole claims relating to loans sold to GSEs.
For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been cancelled. When assessing loss content related to loans where PMI has been cancelled, FHN first reviews the amount of unresolved PMI cancellations that are in the active pipeline and adjusts for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applies loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved PMI pipeline for loans that were sold to GSEs. For GSE PMI cancellation notices, the methodology for determining the accrued liability contemplates a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN has been less successful in favorably resolving mortgage insurance cancellation notifications with PMI companies. Loss severity rates applied to GSE PMI cancellation notifications are consistent with those applied to actual GSE claims. For GSE PMI cancellation notifications where coverage has been ultimately cancelled and are no longer included in the active pipeline, FHN applies a 100 percent repurchase rate in anticipation that such loans ultimately will result in repurchase/make-whole requests from the GSEs since PMI coverage for certain loans is a GSE requirement. In determining adequacy of the repurchase reserve, FHN considered $156.5 million in UPB of loans sold where PMI coverage was cancelled for all loan sales and securitizations.
Repurchase and Foreclosure Liability
Management considered the level and trends of repurchase requests as well as PMI cancellation notices when determining the adequacy of the repurchase and foreclosure liability. Although the pipeline of requests remains elevated, FHN also considers that a majority of these sales ceased in third quarter 2008 when FHN sold its national mortgage origination business. FHN compares the estimated probable incurred losses within the pipeline and the estimated losses resulting from the baseline model with current reserve levels. Changes in the estimated required liability levels are recorded as necessary. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform.
The following table provides a rollforward of the repurchase liability by loan product type for the three months ended March 31, 2011 and 2010:
Table 18 — Reserves for Repurchase and Foreclosure Losses

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

First Liens
Beginning balance	$176,283	$104,464
Provision for repurchase and foreclosure losses	41,719	41,944
Net realized losses	(37,057)	(21,676)

Ending balance	$180,945	$124,732

Second Liens
Beginning balance	$6,571	$1,268
Provision for repurchase and foreclosure losses	(4,516)	—
Net realized losses	—	—

Ending balance	$2,055	$1,268

HELOC
Beginning balance	$2,589	$2,781
Provision for foreclosure losses	—	—
Net realized losses	—	—

Ending balance	$2,589	$2,781

Total Reserves for Repurchase and Foreclosure Losses
Beginning balance	$185,443	$108,513
Provision for repurchase and foreclosure losses	37,203	41,944
Net realized losses	(37,057)	(21,676)

Ending balance	$185,589	$128,781

The liability for repurchase and foreclosure losses was $185.6 million as of March 31, 2011, compared to $128.8 million as of March 31, 2010. The increase in the liability since first quarter 2010 is primarily a result of growth in the active pipeline and continued inflow of new claims during 2010 through first quarter 2011. In first quarter 2011, FHN recognized expense of $37.2 million to increase the repurchase and foreclosure liability compared with $41.9 million in first quarter 2010. Generally, since the divestiture of the legacy mortgage banking business in 2008, the amount of inflow into the active pipeline increased each quarter until the end of 2010. However, pipeline inflows and the ending active pipeline declined from the end of 2010 with a greater amount of resolutions than new claims in first quarter 2011. In the first quarter of 2011 and 2010, success rates on putbacks and the loss severity rates applied to the pipeline inflow was generally consistent in both periods.

Net realized losses for the repurchase of first lien loans or make-whole payments increased to $37.1 million during first quarter 2011 compared with $21.7 million during first quarter 2010. The first lien net realized losses in Table 18 reflect net losses on $70.1 million of repurchase, make-whole, and settlement resolutions reflected in Table 17. In 2011, the net realized losses incurred were 53 percent of the UPB of repurchase/make-whole requests resolved through the first quarter. In 2010, first lien net realized losses were $21.7 million and included a sizeable amount of losses related to government insured loans (VA no bids). VA no bids have not been included in the active pipeline and therefore are not included in the resolutions disclosed in Table 17. Consequently, the loss severity rate derived in first quarter 2010 cannot be compared to the severity rate experienced in 2011.
Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during first quarter 2011 was $20.4 million compared with $16.8 million first quarter 2010. As of March 31, 2011, the UPB of repurchased loans in HFS was $81.4 million with an associated fair value of $50.1 million. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet. Refer to the discussion of repurchase and foreclosure reserves under Critical Accounting Policies and also Note 9 —Contingencies and Other Disclosures for additional information regarding FHN’s repurchase obligations.
Industry Repurchase Trends
FHN, like many other financial institutions that originated and sold significant amounts of mortgage loans, has experienced elevated exposure to repurchase obligations from investors. Based on review of other companies’ filings and news releases in various media outlets, it appears that FHN’s overall trends in repurchase/make-whole requests are generally consistent with others in the industry. Recently however, some industry participants have announced that they have reached settlements with GSEs in order to reduce future repurchase requests from GSEs and mitigate losses for the financial institution for the repurchase of loans. FHN continues to examine potential courses of action, including settlement, in order to limit future exposure.
There are several reasons that could cause FHN’s exposure and associated losses to differ from the experience of others within the industry or to diverge from FHN’s recent experience. While FHN was an originator and servicer of residential mortgage loans and HELOCs during the years preceding the collapse of the housing market, substantially all of its mortgage banking operations was sold in third quarter 2008. Therefore, all originations ceased through this national channel while industry peers continue to originate loans. As a result, FHN has a finite amount of loans that are subject to repurchase obligations. It is unclear whether or how this affects FHN’s settlement opportunities with GSEs, for whom FHN no longer originates loans, in connection with the repurchase notification and during the appeals process.
Other reasons FHN’s experience could deviate from industry peers or otherwise change include: (1) FHN has limited insight into industry peers’ estimation methodologies; (2) other companies may have better access to the current status of the loans they sold due to their retention of servicing for those loans; and (3) the current environment, where purchasers of loans are under significant pressure to reduce losses, has no recent historical precedent and therefore is inherently unpredictable. With the sale of national mortgage banking operations and the strategic decision to focus on core banking businesses, FHN executed numerous bulk sales of its servicing portfolio to various buyers. Prior to the sale, the UPB of the loans in the servicing portfolio was approximately $98 billion compared with approximately $27 billion as of March 31, 2011. At this time, FHN continues to service substantially all of the loans sold through proprietary securitizations, but now services only $10.2 billion of loans that were sold to GSEs. For loans originated and sold but no longer serviced, FHN does not have visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity that may reduce repurchase exposure.

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
Reinsurance Obligations
A wholly-owned subsidiary of FHN entered into agreements with several providers of private mortgage insurance whereby the subsidiary agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the PMI premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors varied for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involved the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performed an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor had been penetrated. Management obtained the assistance of a third-party actuarial firm in developing its estimation of loss content. This process included consideration of factors such as delinquency trends, default rates, and housing prices which were used to estimate both the frequency and severity of losses. No new reinsurance arrangements were initiated after 2008. As of March 31, 2011, FHN had settled substantially all of its reinsurance obligations with primary insurers through termination of the related reinsurance agreement and transfer of the associated trust assets. Settlements of the reinsurance obligations with primary insurers through termination of the related insurance agreement resulted in a decrease in the liability totaling $55.4 million from 2009 through March 31, 2011, and transfer of the associated trust assets.
The following table provides a rollforward of the reinsurance reserve for the periods ended March 31, 2011 and 2010:
Table 19 — Reserves for Reinsurance Losses

	Three Months Ended
	March 31
(Dollars in thousands)	2011	2010

Beginning balance	$11,187	$29,321
Expense recognized	—	478
Payments to primary insurers	(2,757)	(319)
Reduction of liability from settlements	(6,732)	—

Ending balance	$1,698	$29,480

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
Continued uncertainties surrounding the housing market, the national economy, and the regulatory environment will continue to present challenges for FHN. Despite the significant reduction of legacy national lending operations, the ongoing economic stress could continue to affect borrower defaults resulting in elevated repurchase losses. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies for additional discussion regarding FHN’s repurchase obligations. Although the economy has shown some signs of improvement, economic conditions could regress and could result in increased credit costs and loan loss provisioning. A slow or uneven economic recovery or deterioration could continue to suppress loan demand from borrowers resulting in continued pressure on net interest income.
Regulatory Matters
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Law”) mandates significant change across the industry and authorizes expansive new regulations to be issued in the future. It is uncertain at this time exactly how the Reform Law and associated regulations will affect FHN and the industry. It is likely, however, that in the foreseeable future the Reform Law will result in increased compliance costs and risk while also reducing revenues and margins of certain products. Because the full impact of the Reform Law may not be known for some time, FHN will continue to assess the effect of the legislation on the Company as the associated regulations are adopted.

The Durbin Amendment to the Reform Law empowers the Federal Reserve to set prices for debit interchange services that banks provide. Although not final, the initial Fed proposal could cost the industry $12 billion and First Horizon $30 million in annual revenue. Such a loss will likely force FHN to increase or implement new fees and eliminate certain accounts and products that become unprofitable without the interchange revenue.
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
Foreclosure Practices
The focus on judicial foreclosure practices of financial institutions nationwide has expanded to include non-judicial foreclosures and loss mitigation practices and the effective coordination of foreclosure and loss mitigation activities, which could impact FHN through increased operational and legal costs.
By the end of 2010, FHN had reviewed its foreclosure processes relating to its portfolio loans and no material issues were identified. FHN intends to continue to review and revise, as appropriate, its foreclosure processes in coordination with loss mitigation practices and to continue to monitor these processes with the goal of conforming them to changing servicing requirements as appropriate.
FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation of the still-owned portion of FHN’s mortgage servicing portfolio are outsourced through a subservicing arrangement with the platform buyer. Regarding the subserviced loan portfolio, under the terms of the subservicing agreement, the subservicer is required to service the loans covered in accordance with: applicable law, including regulatory requirements; applicable servicing requirements as set forth in sale, securitization, agency guide, insurer, investor agreements; the mortgage loan documents; and accepted servicing practices of a prudent mortgage lending servicer including evolving interpretations of applicable servicing requirements including new requirements as defined in the subservicing agreement. The subservicing agreement also contains a provision allowing the subservicer to follow FHN’s practices as they existed for the 180 days prior to August 2008 if they are followed in all material respects utilizing personnel of equivalent experience and existing systems and processes unless and until the subservicer becomes aware that the servicing practices do not comply with applicable servicing requirements. The subservicer would be required to indemnify FHN for breach of the terms of the subservicing agreement or for continuing a practice with knowledge that it violated accepted servicing requirements. FHN will continue to work with the subservicer to stay abreast of evolving regulatory, investor and where applicable, judicial requirements relating to foreclosures and loss mitigation and insure their implementation.
The Office of the Comptroller of the Currency (“OCC”) and other banking regulators have completed examinations of the foreclosure practices of 14 federally regulated mortgage servicers, including FHN’s subservicer, and have announced that they have entered into consent decrees with several of the institutions that impose new servicing standards in the areas of foreclosure and loss mitigation. FHN’s subservicer has advised that it has implemented or is in the process of implementing the new servicing standards.
In addition, the attorneys general of all 50 states have concluded a joint investigation of foreclosure practices across the industry and issued a 27 page settlement “term sheet” outlining sweeping changes in servicing practices and substantial penalties. The media have reported that the attorneys general, the Justice Department, the Department of HUD, the Federal Trade

Commission, and the Treasury Department are attempting to negotiate a settlement with several large mortgage servicers. FHN is not a party to those discussions and FHN’s subservicer has advised it has not been involved in those discussions.
Also, as it relates to foreclosure practices, there have been both favorable and unfavorable rulings by courts in various states involving the requirements for proof of ownership of securitized mortgage loans. The ultimate impact of these decisions on the procedures and documentation required to foreclose securitized mortgage loans is not yet fully developed but could be unfavorable. FHN continues to work with its subservicer and foreclosure counsel with the goal of ensuring that appropriate proof of ownership and documentation is presented at the time of each foreclosure proceeding.
FHN anticipates industry wide changes in foreclosure and loss mitigation practices in response to the new servicing standards introduced by the OCC and other federal regulators in the consent decrees, the Federal Reserve Board’s proposal on servicing practices, regulations issued by the Consumer Finance Protection Bureau, and state laws modifying foreclosure and loss mitigation requirements. FHN cannot predict the costs of implementing the new servicing requirements. It also remains unclear what actions will be taken by individual states through attorneys general or other third parties including borrowers, related to foreclosure and loss mitigation practices in the industry or specific actions by FHN or by its subservicer. FHN cannot predict the amount of operating costs, costs for foreclosure delays (including costs connected with servicing advances), legal expenses, or other costs (including title company indemnification) that may be incurred as a result of the internal reviews or external actions. Accordingly, FHN is unable to determine a probable loss or estimate a range of possible loss due to uncertainty related to these matters. No reserve has been established.
Subserviced Loan Modification Programs
The significant increase in the volume of delinquencies and defaults in residential mortgage loans coupled with the complexities of various loan modification programs has resulted in increased subservicing costs, expanded regulatory supervision, and increased exposure to borrower and investor complaints and litigation.
Since 2008, residential mortgage loan servicers have implemented numerous loan modification and foreclosure relief programs according to evolving investor requirements, applicable laws and accepted servicing practices. Over 150,000 residential mortgage loans were subserviced for FHN as of March 31, 2011. This loan population consists primarily of GSE loans and loans in proprietary securitizations, which account for approximately 90 percent of the subserviced population as of March 31, 2011. Loss mitigation programs are available to eligible borrowers with GSE and securitization loans. The programs implemented by the GSEs are based largely on the HAMP and other programs developed by federal agencies. The loans in proprietary securitizations are subject to proprietary modification guidelines developed by FHN in compliance with the terms of the securitization agreements. To conform to evolving industry practices and their effect on the specific requirements of securitized loans, FHN amended its subservicing agreement on June 18, 2009, to incorporate the terms and requirements of FHN’s proprietary modification program.
Mortgage Subservicing Agreement
FHN maintains a sizeable mortgage servicing portfolio from legacy mortgage operations which has been subserviced by the purchaser of the national mortgage business since 2008. The 2008 subservicing contract will expire in August 2011. FHN is negotiating a contract with a new subservicer that will take over the servicing of these mortgage loans for FHN. FHN currently expects that under the new subservicing agreement, FHN’s direct subservicing fees will increase by approximately $3 million to $4 million per quarter, which should be offset in part by improved loss mitigation results and reduced losses overall.
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
ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, and (3) it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking, non-strategic, and corporate segments. A management committee comprised of representatives from Risk Management, Finance, and Credit performs a quarterly review of the assumptions used and FHN’s ALLL analytical models, qualitative assessments of the loan portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, as a part of Enterprise Risk reporting and discussion, management addresses credit reserve adequacy and credit losses with the Executive and Risk Committee of FHN’s Board of Directors.
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
Table 20 — Prepayment Assumptions

	Three Months Ended
	March 31
	2011	2010

Prepayment speeds
Actual	18.2%	18.8%
Estimated*	18.7	24.9

*	Estimated prepayment speeds represent average monthly prepayment speed estimates for each of the periods presented.
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
Float Income: Estimated float income is driven by expected float balances (principal, interest, and escrow payments that are held pending remittance to the investor or other third-party) and current market interest rates, including the thirty-day LIBOR and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair value of MSR. FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of

MSR is reasonable when compared to market information. On March 31, 2011 and 2010, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.
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
REPURCHASE AND FORECLOSURE LIABILITY
Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. From 2005 through 2008, FHN originated and sold $69.5 billion of such loans to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of such loans without recourse in proprietary transactions. Of the amount originally securitized, $37.1 billion relates to securitization trusts that are still active.
Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to GSEs. Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) were sold to investors predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. In addition, through its legacy mortgage business FHN originated with the intent to sell and sold HELOC and second lien mortgages through whole loan sales to private purchasers.
For loans sold or securitized without recourse, FHN has obligations to either repurchase the loan for the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by FHN upon closing of the sale. Contractual representations and warranties vary significantly depending upon the transaction to transfer interests in the loans. Typical whole loan sales include relatively broad representations and warranties, while proprietary securitizations include more limited representations and warranties. Refer to the Repurchase and Related Obligations from Loans Originated for Sale within MD&A for a discussion of representation and warranties for loans sold or securitized.
Repurchase Accrual Methodology
The estimated probable incurred losses that result from these obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and lower housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet within loans HFS upon repurchase. In estimation of the accrued liability for loan repurchases and make-whole obligations, FHN estimates probable incurred losses in the population of all loans sold based on trends in claims requests and actual loss severities observed by management. The liability includes accruals for probable losses beyond what is observable in the ending pipeline of repurchase/make-whole requests and active GSE PMI cancellations at any given balance sheet date. The estimation process begins with internally developed proprietary models that are used to assist in developing a baseline in evaluating inherent repurchase-related loss content. These models are designed to capture historical loss content from actual repurchase activity experienced. The baseline for the repurchase reserve uses historical loss factors that are applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage and are applied to more recent sale vintages to estimate probable losses incurred but not yet realized. Due to the lagging nature of this model and relatively short period available in which actual loss trends were observed, management then applies qualitative adjustments to this initial baseline estimate.
In order to incorporate more current events, such as the level of repurchase requests or PMI cancellation notices, FHN then overlays management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests (“the active pipeline”) related to breach of representations and warranties, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and average rescission rates between 45 percent and 55 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels. On March 31, 2011, the active pipeline was $529.3 million with over 90 percent of all unresolved repurchase and make-whole claims relating to loans sold to GSEs.
For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been cancelled. When assessing loss content related to loans where PMI has been cancelled, FHN first reviews the amount of unresolved PMI cancellations that are in the active pipeline and adjusts for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applies loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved PMI pipeline for loans sold to GSEs. For GSE PMI cancellation notices, the methodology for determining the accrued liability contemplates a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN has been less successful in favorably resolving mortgage insurance cancellation notifications with PMI companies. Loss severity rates applied to GSE PMI cancellation notifications are consistent with those applied to actual GSE claims. For PMI cancellation notifications where coverage has been ultimately cancelled and are no longer included in the active pipeline, FHN applies a 100 percent repurchase rate in anticipation that such loans ultimately will result in repurchase/make-whole requests from the GSEs since PMI coverage for certain loans is a GSE requirement.
Active Pipeline
FHN has received a majority of the repurchase requests from loans that were sold to GSEs through whole loan sales with a smaller amount from investors in private whole loan sales. Generally, loan delinquency prompts GSE’s initial review of a loan file for violations of contractual representations and warranties. Currently, FHN services only $10.2 billion of the loans sold to GSEs which limits visibility into the current status (i.e. current UPB, delinquency, refinance activity, etc.) of the loans that were sold. This presents uncertainty in estimating future repurchase claims from GSEs without knowing the current performing status of loans sold potentially subject to contractual representations and warranties. Uncertainty also exists in estimating repurchase obligations due to incomplete knowledge regarding the status of investors’ reviews. A sizeable percentage of the active pipeline is related to notices of private mortgage insurance cancellations. In determining adequacy of the repurchase reserve, FHN considered $156.5 million in UPB of loans sold where PMI coverage was lost which inherently presents additional uncertainty when estimating probable incurred losses as it is difficult to predict the amount of PMI cancellations that will ultimately materialize into formal repurchase requests. To date, a majority of PMI cancellation notices have involved loans sold to GSEs, and no repurchase requests have yet arisen from PMI cancellations involving securitized loans. At March 31, 2011, all estimated loss content arising from PMI cancellation matters related to loans sold to GSEs.
Loans Sold With Full or Limited Recourse
In addition, certain mortgage loans were sold to investors with limited or full recourse in the event of mortgage foreclosure. FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On March 31, 2011 and 2010, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $55.7 million and $68.9 million, respectively.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (“FHA”) and Veterans Administration (“VA”). FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On March 31, 2011 and 2010, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.2 billion for both periods. Additionally, on March 31, 2011 and 2010, $.7 billion and $.9 billion, respectively, of mortgage loans were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
Repurchase and Foreclosure Liability
FHN has evaluated its exposure under all of these obligations, including a smaller amount related to equity-lending junior lien loan sales, and accordingly, has reserved for losses of $185.6 million and $128.8 million as of March 31, 2011 and 2010, respectively. Liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense is included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. At March 31, 2011, FHN had not accrued for exposure for repurchase of loans related to proprietary securitizations arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that offering documents under which the loans were securitized were materially deficient. See Note 9 — Contingencies and Other Disclosure and the Repurchase and Related Obligations from Loans Originated for Sale section in this MD&A for additional information regarding FHN’s repurchase and make-whole obligations.
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
Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. As such, FHN engages an independent valuation to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. The 2010 assessment for the regional banking reporting unit utilized three separate methodologies: a discounted cash flow model, a comparison to similar public company’s trading values and a comparison to recent acquisition values. A weighted average calculation was performed to determine the estimated fair value of the regional banking reporting unit. A discounted cash flow methodology was utilized in determining the fair value of the capital markets reporting unit. The valuations as of October 1, 2010 indicated no goodwill impairment in any of the reporting units. As of the measurement date, the fair value of regional banking and capital markets exceeded their carrying values by 33 percent and 245 percent, respectively.
Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using appropriate valuation methodologies and inputs, including utilization of market observable data and internal cash flow models. Independent third parties may be engaged to assist in the valuation process. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the regional banking and capital markets business segments. As of March 31, 2011, the corporate segment had no associated goodwill. In first quarter 2011, the non-strategic segment recognized goodwill impairment of $10.1 million related to the contracted sale of FHI. FHN allocated a portion of the goodwill from the applicable reporting unit to the asset group held for sale in determining the carrying value of the disposal group. In determining the amount of impairment, FHN compared the carrying value of the disposal group to the estimated value of the contracted sale price, which primarily included observable inputs in the form of financial asset values but which also included certain non-observable inputs related to the estimated values of post-closing events and contingencies. Impairment of goodwill was recognized for the excess of the carrying amount over the fair value of the disposal group. Reporting units have been defined as the same level as the operating business segments.

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
Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. The balance sheet method is used to determine deferred taxes. Under this method, the net DTA or DTL is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test. If the “more likely than not” test is not met a valuation allowance must be established against the deferred tax asset. On March 31, 2011, FHN’s net DTA was $200 million with no related valuation allowance. FHN evaluates the likelihood of realization of the net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at March 31, 2011, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized $200 million net DTA is more likely than not.
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
ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE.
In April 2011, the FASB issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). For entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity, ASU 2011-03 removes from the assessment of effective control under ASC 860, “Transfers and Servicing”, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, as well as the collateral maintenance implementation guidance related to that criterion. Under ASC 860-10, as amended, the remaining criteria related to whether effective control over transferred financial assets has been maintained would still need to be evaluated, including whether the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, the agreement is to repurchase or redeem them before maturity at a fixed or determinable price, and whether the agreement is entered into contemporaneously with, or in contemplation of, the transfer. The provisions of ASU 2011-03 are effective for periods beginning after December 15, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Since FHN accounts for all of its repurchase agreements as secured borrowings, adopting the provisions of ASU 2011-03 will not have an effect on FHN’s statement of condition, results of operations, or cash flows.

NON-GAAP Information
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 21 — Non-GAAP to GAAP Reconciliation

	Three Months Ended
	March 31
(Thousands)	2011	2010

Net interest income adjusted for impact of FTE (Non-GAAP):
Regional Banking:
Net interest income (GAAP)	$135,524	$133,857
Fully taxable equivalent (“FTE”) adjustment	1,243	321

Net interest income adjusted for impact of FTE (Non-GAAP)	$136,767	$134,178

Capital Markets:
Net interest income (GAAP)	$5,574	$2,364
Fully taxable equivalent (“FTE”) adjustment	72	79

Net interest income adjusted for impact of FTE (Non-GAAP)	$5,646	$2,443

Corporate:
Net interest income/(expense) (GAAP)	$(297)	$5,557
Fully taxable equivalent (“FTE”) adjustment	71	36

Net interest income adjusted for impact of FTE (Non-GAAP)	$(226)	$5,593

Non-Strategic:
Net interest income (GAAP)	$31,954	$38,617
Fully taxable equivalent (“FTE”) adjustment	—	—

Net interest income adjusted for impact of FTE (Non-GAAP)	$31,954	$38,617

Total Consolidated:
Net interest income (GAAP)	$172,755	$180,395
Fully taxable equivalent (“FTE”) adjustment	1,386	436

Net interest income adjusted for impact of FTE (Non-GAAP)	$174,141	$180,831

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report at page 95, (b) the section entitled “Risk Management — Interest Rate Risk Management” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of FHN’s 2010 Annual Report to shareholders, and (c) the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements included in FHN’s 2010 Annual Report to shareholders which are incorporated herein by reference.
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

Part II.
OTHER INFORMATION
Item 1 Legal Proceedings
The “Contingencies” section of Note 9 to the Consolidated Condensed Financial Statements beginning on page 25 of this Report is incorporated into this Item by reference.
Items 1A, 3, and 5
As of the end of the first quarter 2011, the answers to Items 1A, 3, and 5 were either inapplicable or negative, and therefore these items are omitted.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table, including the explanatory notes, is incorporated herein by reference to Table 8 and the explanatory notes included in Item 2 of Part I — First Horizon National Corporation — Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 77.
Item 4 [Reserved]
Item 6 Exhibits
(a) Exhibits.

Exhibit No.	Description
3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 20, 2011.

4*	Instruments defining the rights of security holders, including indentures.

10.4(d)**	Form of Performance Stock Units Grant Notice [2011]

10.5(s)**	Form of Executive Stock Option Grant Notice [2011]

10.5(t)**	Form of Executive Retention Restricted Stock Grant Notice [2011]

13
The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 56-58 and pages 194-196 in the Corporation’s 2010 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 19, 2011, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

101****
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2011 and 2010 and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

DATE: May 6, 2011	By:	/s/ William C. Losch III
		Name:	William C. Losch III
		Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 20, 2011.

4*	Instruments defining the rights of security holders, including indentures.

10.4(d)**	Form of Performance Stock Units Grant Notice [2011]

10.5(s)**	Form of Executive Stock Option Grant Notice [2011]

10.5(t)**	Form of Executive Retention Restricted Stock Grant Notice [2011]

13
The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 56-58 and pages 194-196 in the Corporation’s 2010 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 19, 2011, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

101****
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2011 and 2010 and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited), tagged as blocks of text.

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