Form 10-Q
period 2011-06-30
FIRST HORIZON NATIONAL CORP
filed 2011-08-05
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2011

Common Stock, $.625 par value	263,698,516

FIRST HORIZON NATIONAL CORPORATION

PART I.
FINANCIAL INFORMATION
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands except restricted and share amounts)(Unaudited)	2011	2010	2010

Assets:
Cash and due from banks (Restricted — $1.8 million on June 30, 2011; $0 on June 30, 2010; and $3.1 million on December 31, 2010)	$313,416	$364,857	$344,384
Federal funds sold and securities purchased under agreements to resell	598,000	602,910	424,390

Total cash and cash equivalents (Restricted — $1.8 million on June 30, 2011; $0 on June 30, 2010; and $3.1 million on December 31, 2010)	911,416	967,767	768,774

Interest-bearing cash	263,441	275,148	517,739
Trading securities	1,196,380	1,806,789	769,750
Loans held for sale	397,931	505,237	375,289
Securities available for sale (Note 3)	3,230,477	2,489,819	3,031,930
Loans, net of unearned income (Restricted — $.7 billion on June 30, 2011; $.8 billion on June 30, 2010; and $.8 billion on December 31, 2010) (Note 4)	16,061,646	17,154,050	16,782,572
Less: Allowance for loan losses (Restricted — $33.0 million on June 30, 2011; $50.1 million on June 30, 2010; and $47.5 million on December 31, 2010) (Note 4)	524,091	781,269	664,799

Total net loans (Restricted — $.7 billion on June 30, 2011; $.8 billion on June 30, 2010; and $.7 billion on December 31, 2010)	15,537,555	16,372,781	16,117,773

Mortgage servicing rights (Note 5)	186,958	201,746	207,319
Goodwill (Note 6)	135,683	162,180	162,180
Other intangible assets, net (Note 6)	28,384	35,645	32,881
Capital markets receivables	625,243	828,866	146,091
Premises and equipment, net	330,392	307,452	322,319
Real estate acquired by foreclosure	92,662	122,548	125,401
Other assets (Restricted — $13.9 million on June 30, 2011; $24.7 million on June 30, 2010; and $19.7 million on December 31, 2010)	2,117,544	2,178,248	2,121,506

Total assets (Restricted — $.7 billion on June 30, 2011; $.8 billion on June 30, 2010; and $.7 billion on December 31, 2010)	$25,054,066	$26,254,226	$24,698,952

Liabilities and equity:
Deposits:
Savings	$6,382,963	$5,385,698	$6,036,895
Time deposits	1,277,905	1,545,475	1,390,995
Other interest-bearing deposits	2,784,787	3,237,183	2,842,306
Certificates of deposit $100,000 and more	513,269	623,955	561,750

Interest-bearing	10,958,924	10,792,311	10,831,946
Noninterest-bearing (Restricted — $.9 million on June 30, 2011; $.9 million on June 30, 2010; and $1.2 million on December 31, 2010)	4,937,103	4,409,505	4,376,285

Total deposits (Restricted — $.9 million on June 30, 2011; $.9 million on June 30, 2010; and $1.2 million on December 31, 2010)	15,896,027	15,201,816	15,208,231

Federal funds purchased and securities sold under agreements to repurchase	2,005,999	2,278,890	2,114,908
Trading liabilities	498,915	481,477	361,920
Other short-term borrowings and commercial paper	187,902	487,449	180,735
Term borrowings (Restricted — $.7 billion on June 30, 2011; $.8 billion on June 30, 2010; and $.8 billion on December 31, 2010)	2,502,517	2,926,675	3,228,070
Capital markets payables	464,993	754,079	65,506
Other liabilities (Restricted — $0 million on June 30, 2011; $.1 million on June 30, 2010; and $.1 million on December 31, 2010)	816,331	836,607	861,577

Total liabilities (Restricted — $.7 billion on June 30, 2011; $.8 billion on June 30, 2010; and $.8 billion on December 31, 2010)	22,372,684	22,966,993	22,020,947

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock — no par value (shares authorized - 5,000,000; no shares issued on June 30, 2011 or December 31, 2010; shares issued — series CPP 866,540 on June 30, 2010) (Note 12)	—	806,856	—
Common stock — $.625 par value (shares authorized - 400,000,000; shares issued - 263,698,516 on June 30, 2011; 236,839,568 on June 30, 2010; and 263,366,429 on December 31, 2010) (a)	164,812	143,021	164,604
Capital surplus	1,638,423	1,296,484	1,630,210
Capital surplus common stock warrant — CPP (Note 12)	—	83,860	83,860
Undivided profits	691,490	767,769	631,712
Accumulated other comprehensive loss, net	(108,508)	(105,922)	(127,546)

Total First Horizon National Corporation Shareholders’ Equity	2,386,217	2,992,068	2,382,840

Noncontrolling interest (Note 12)	295,165	295,165	295,165

Total equity	2,681,382	3,287,233	2,678,005

Total liabilities and equity	$25,054,066	$26,254,226	$24,698,952

See accompanying notes to consolidated condensed financial statements.

(a)	Outstanding shares have been restated to reflect stock dividends distributed through January 1, 2011.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands except per share data)(Unaudited)	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$160,928	$173,472	$324,431	$346,815
Interest on investment securities	31,250	29,092	60,442	60,247
Interest on loans held for sale	3,267	5,565	6,924	10,533
Interest on trading securities	11,224	11,450	22,068	21,164
Interest on other earning assets	88	786	497	1,102

Total interest income	206,757	220,365	414,362	439,861

Interest expense:
Interest on deposits:
Savings	7,019	8,095	14,269	15,513
Time deposits	7,783	9,894	15,815	20,488
Other interest-bearing deposits	1,638	2,654	3,190	5,172
Certificates of deposit $100,000 and more	2,613	3,414	5,322	6,788
Interest on trading liabilities	4,102	5,043	7,893	10,458
Interest on short-term borrowings	1,468	1,747	3,009	3,669
Interest on term borrowings	9,274	7,454	19,249	15,314

Total interest expense	33,897	38,301	68,747	77,402

Net interest income	172,860	182,064	345,615	362,459
Provision for loan losses	1,000	70,000	2,000	175,000

Net interest income after provision for loan losses	171,860	112,064	343,615	187,459

Noninterest income:
Capital markets	77,921	100,876	167,978	215,447
Mortgage banking	32,101	63,301	59,827	98,185
Deposit transactions and cash management	35,060	39,018	67,697	74,785
Trust services and investment management	6,684	6,850	13,044	13,173
Brokerage management fees and commissions	6,139	6,006	13,028	12,345
Insurance commissions	835	1,358	1,591	2,511
Debt securities gains/(losses), net	1	—	772	—
Equity securities gains/(losses), net	-	75	27	(1,831)
All other income and commissions (Note 7)	30,031	26,453	62,350	72,571

Total noninterest income	188,772	243,937	386,314	487,186

Adjusted gross income after provision for loan losses	360,632	356,001	729,929	674,645

Noninterest expense:
Employee compensation, incentives, and benefits	151,880	161,381	309,059	338,374
Repurchase and foreclosure provision	24,563	56,188	61,767	96,894
Operations services	13,973	15,310	27,901	29,907
Occupancy	13,110	15,367	28,020	29,829
Legal and professional fees	20,624	18,083	39,182	32,010
FDIC premium expense	8,839	9,196	16,894	17,689
Computer software	8,380	7,337	16,470	14,419
Contract employment	8,177	7,274	15,098	13,448
Equipment rentals, depreciation, and maintenance	8,503	7,572	16,419	13,534
Foreclosed real estate	5,803	5,137	12,592	15,607
Communications and courier	5,084	5,835	10,331	12,024
Miscellaneous loan costs	859	4,546	2,351	8,658
Amortization of intangible assets	1,032	1,078	2,064	2,156
All other expense (Note 7)	74,999	23,007	102,825	50,741

Total noninterest expense	345,826	337,311	660,973	675,290

Income/(loss) before income taxes	14,806	18,690	68,956	(645)
Provision/(benefit) for income taxes	(4,242)	(1,659)	7,866	(18,177)

Income from continuing operations	19,048	20,349	61,090	17,532
Income/(loss) from discontinued operations, net of tax	3,788	129	4,748	(6,947)

Net income	$22,836	$20,478	$65,838	$10,585

Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,688

Net income attributable to controlling interest	$19,992	$17,634	$60,150	$4,897

Preferred stock dividends	-	14,938	—	29,856

Net income/(loss) available to common shareholders	$19,992	$2,696	$60,150	$(24,959)

Basic earnings/(loss) per share from continuing operations (Note 8)	$0.06	$0.01	$0.21	$(0.08)

Diluted earnings/(loss) per share from continuing operations (Note 8)	$0.06	$0.01	$0.21	$(0.08)

Basic earnings/(loss) per share available to common shareholders (Note 8)	$0.08	$0.01	$0.23	$(0.11)

Diluted earnings/(loss) per share available to common shareholders (Note 8)	$0.08	$0.01	$0.23	$(0.11)

Weighted average common shares (Note 8)	261,289	234,556	261,233	234,513

Diluted average common shares (Note 8)	262,756	240,968	263,690	234,513

See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2011			2010
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total

Balance, January 1	$2,382,840	$295,165	$2,678,005	$3,007,303	$295,165	$3,302,468
Adjustment to reflect adoption of amendments to ASC 810	—	—	—	(10,562)	—	(10,562)
Net income	60,150	5,688	65,838	4,897	5,688	10,585
Other comprehensive income:
Unrealized fair value adjustments, net of tax:
Securities available for sale	12,702	—	12,702	3,264	—	3,264
Recognized pension and other employee benefit plans net periodic benefit costs	6,336	—	6,336	5,022	—	5,022

Comprehensive income	79,188	5,688	84,876	13,183	5,688	18,871

Preferred stock — (CPP) accretion	—	—	—	8,172	—	8,172
Preferred stock — (CPP) dividends	—	—	—	(29,835)	—	(29,835)
Common stock repurchased	(887)	—	(887)	(481)	—	(481)
Cash dividends declared ($.01/share)	(5,151)	—	(5,151)	—	—	—
Common stock issued related to stock-based compensation arrangements	—	—	—	179	—	179
Stock-based compensation expense	5,147	—	5,147	4,116	—	4,116
Dividends paid to noncontrolling interest of subsidiary preferred stock	—	(5,688)	(5,688)	—	(5,688)	(5,688)
Repurchase of common stock warrant — CPP	(79,700)	—	(79,700)	—	—	—
Other changes in equity	4,780	—	4,780	(7)	—	(7)

Balance, June 30	$2,386,217	$295,165	$2,681,382	$2,992,068	$295,165	$3,287,233

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2011	2010

Operating Activities
Net income	$65,838	$10,585
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	2,000	175,000
Provision for deferred income tax	27,290	134,163
Depreciation and amortization of premises and equipment	17,166	15,054
Amortization of intangible assets	2,368	2,762
Net other amortization and accretion	25,289	21,232
Increase in derivatives, net	(394)	(21,757)
Market value adjustment on mortgage servicing rights	7,359	57,356
Repurchase and foreclosure provision	61,767	96,894
Fair value adjustment to foreclosed real estate	9,651	9,376
Goodwill impairment	10,100	3,348
Loss accruals from litigation and regulatory matters	40,585	1,270
Gains on divestitures (a)	(753)	—
Stock-based compensation expense	5,147	4,116
Excess tax provision from stock-based compensation arrangements	—	17
Equity securities (gains)/losses, net	(27)	1,831
Debt securities gains, net	(772)	—
Gains on extinguishment of debt	(5,761)	(17,060)
Net losses on disposal of fixed assets	152	1,107
Net (increase)/decrease in:
Trading securities	(430,692)	(1,116,647)
Loans held for sale	(22,642)	(52,736)
Capital markets receivables	(479,152)	(494,462)
Interest receivable	3,305	2,583
Mortgage servicing rights — bulk sales	—	24,558
Other assets	(31,880)	60,442
Net increase/(decrease) in:
Capital markets payables	399,487	461,104
Interest payable	(4,712)	(3,351)
Other liabilities	(135,160)	(82,037)
Trading liabilities	136,995	188,090

Total adjustments	(363,284)	(527,747)

Net cash used by operating activities	(297,446)	(517,162)

Investing Activities
Available for sale securities:
Sales	458,414	56,240
Maturities	410,961	554,320
Purchases	(1,049,026)	(401,747)
Premises and equipment:
Purchases	(25,543)	(9,789)
Net (increase)/decrease in:
Interests retained from securitizations classified as trading securities	4,062	4,983
Loans	596,708	853,278
Interest-bearing cash	254,298	264,152
Cash receipts related to divestitures	16,368	—

Net cash provided by investing activities	666,242	1,321,437

Financing Activities
Common stock:
Exercise of stock options	—	93
Cash dividends paid	(2,712)	—
Repurchase of shares	(887)	(481)
Repurchase of common stock warrant — CPP	(79,700)	—
Excess tax provision from stock-based compensation arrangements	—	(17)
Cash dividends paid — preferred stock — CPP	—	(21,664)
Cash dividends paid — preferred stock — noncontrolling interest	(5,556)	(5,688)
Term borrowings:
Payments/maturities	(623,353)	(104,335)
Net cash paid for extinguishment of debt	(100,000)	(87,840)
Net increase/(decrease) in:
Deposits	687,796	334,601
Short-term borrowings	(101,742)	(869,772)

Net cash used by financing activities	(226,154)	(755,103)

Net increase in cash and cash equivalents	142,642	49,172

Cash and cash equivalents at beginning of period	768,774	918,595

Cash and cash equivalents at end of period	$911,416	$967,767

Supplemental Disclosures
Total interest paid	$73,144	$80,405
Total income taxes paid	13,527	716
Transfer from loans to other real estate owned	33,118	100,551

See accompanying notes to consolidated condensed financial statements.
Certain previously reported amounts have been reclassified to agree with current presentation.
(a) Net of tax, gains on divestitures are $4.2 million for 2011.

Notes to Consolidated Condensed Financial Statements
Note 1 — Financial Information
The unaudited interim Consolidated Condensed Financial Statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this filing. The operating results for the interim 2011 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2010 Annual Report to shareholders.
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
Accounting Changes Issued but Not Currently Effective. In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires that net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also provides that regardless of the method used to present comprehensive income, presentation is required on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 does not change the current option for entities to present components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. The provisions of ASU 2011-05 are effective for periods beginning after December 15, 2011, with retrospective application to all periods presented in the financial statements required. Early adoption of the provisions in ASU 2011-05 is permitted, and no transition disclosures are required upon adoption. FHN is currently assessing the effects of adopting the provisions of ASU 2011-05.

Note 1 — Financial Information (continued)
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 provides that the highest-and-best use and valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of nonfinancial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity’s net exposure to a particular market risk, or to the credit risk of a particular counterparty, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, the market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820’s prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or discount into the measurement at the level of the unit of account specified in other guidance. ASU 2011-04 also provides that an entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds the instruments as assets. Under ASC 820, as amended, expanded disclosures are required including disclosure of quantitative information about significant unobservable inputs used in Level 3 fair value measurements, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. Additional disclosures required under ASU 2011-04 include disclosure of fair value by level for each class of assets and liabilities not recorded at fair value but for which fair value is disclosed, and disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers. The provisions of ASU 2011-04 are effective for periods beginning after December 15, 2011, with disclosure of the change, if any, in valuation technique and related inputs resulting from application of the amendments to ASC 820 required upon adoption, along with quantification of the total effect of the change, if practicable. FHN is currently assessing the effects of adopting the provisions of ASU 2011-04.
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
In April 2011, the FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides that a situation in which a market rate is not readily available is an indicator of a troubled debt restructuring, but not a determinative factor, and that an assessment should consider all modified terms of the restructuring when making a final determination regarding a troubled debt restructuring designation. ASU 2011-02 also provides that a modification that results in a temporary or permanent increase to the contractual interest rate cannot be presumed to be a rate that is at or above market. ASU 2011-02 explicitly precludes creditors from using the borrower’s effective rate test in FASB Accounting Standards Codification 470-60, “Debt-Troubled Debt Restructuring by Debtors” (“ASC 470-60”) in its evaluation of whether a modification was executed at a market rate. Under the provisions of ASU 2011-02, a borrower that is not currently in default may still be considered to be experiencing financial difficulty when default is probable in the foreseeable future. ASU 2011-02 provides factors that an entity should consider when determining whether a delay in amount of payments is significant, as insignificant delays in cash flows would not be considered a concession to a borrower under its provisions. The provisions of ASU 2011-02 are effective for periods beginning after June 15, 2011, with retrospective application to the beginning of the annual period of adoption for identification and disclosure purposes, and prospective application for impairment purposes.

Note 1 — Financial Information (continued)
Disclosure of the total amount of loans and the associated reserves related to those loans that are considered impaired under ASC 310, “Receivables”, as a result of the clarification in guidance is required upon initial application. FHN is currently assessing the effects of adopting the provisions of ASU 2011-02.

Note 2 — Acquisitions and Divestitures
In first quarter 2011, FHN contracted to sell First Horizon Insurance, Inc. (“FHI”), the former subsidiary of First Tennessee Bank, a property and casualty insurance agency that serves customers in over 40 states and Highland Capital Management Corporation (“Highland”), the former subsidiary of First Horizon National Corporation which provides trust and asset management services. Both divestitures closed in second quarter 2011. In connection with the agreement to sell FHI, FHN incurred a pre-tax goodwill impairment of $10.1 million which was more than offset by $11.1 million of tax benefits recognized in first quarter. Upon closing of the FHI and Highland sales in second quarter 2011, FHN recognized $4.2 million after-tax gains on the sales. The financial results of these businesses, the goodwill impairment, the gains on sales, and associated tax effects are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.
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

Note 3 — Investment Securities
The following tables summarize FHN’s available for sale (“AFS”) securities on June 30, 2011 and 2010:

	On June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$46,073	$177	$—	$46,250
Government agency issued mortgage-backed securities (“MBS”)	1,445,021	56,746	—	1,501,767
Government agency issued collateralized mortgage obligations (“CMO”)	1,386,962	36,932	—	1,423,894
Other U.S. government agencies	18,791	1,136	—	19,927
States and municipalities	19,365	—	—	19,365
Equity (a)	218,715	19	—	218,734
Other	511	29	—	540

Total securities available for sale (b)	$3,135,438	$95,039	$—	$3,230,477

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million. The remainder is money market, venture capital, and cost method investments.

(b)	Includes $2.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. As of June 30, 2011, FHN had pledged $1.1 billion of the $2.9 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.

	On June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasuries	$68,315	$253	$—	$68,568
Government agency issued MBS	852,915	62,686	—	915,601
Government agency issued CMO	1,054,579	41,927	—	1,096,506
Other U.S. government agencies	101,355	6,268	—	107,623
States and municipalities	41,875	—	—	41,875
Equity (a)	258,667	437	(4)	259,100
Other	511	35	—	546

Total securities available for sale (b)	$2,378,217	$111,606	$(4)	$2,489,819

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments. Additionally, $31.2 million is restricted pursuant to reinsurance contract agreements.

(b)	Includes $2.1 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. As of June 30, 2010, FHN had pledged $1.3 billion of the $2.1 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.
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

Note 3 — Investment Securities (continued)
The amortized cost and fair value by contractual maturity for the available for sale securities portfolio on June 30, 2011 are provided below:

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Within 1 year	$46,073	$46,250
After 1 year; within 5 years	18,791	19,927
After 5 years; within 10 years	2,795	2,795
After 10 years	16,570	16,570

Subtotal	84,229	85,542

Government agency issued MBS and CMO	2,831,983	2,925,661
Equity and other securities	219,226	219,274

Total	$3,135,438	$3,230,477

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on realized gross gains and realized gross losses on sales from the available for sale portfolio for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	2011	2010	2011	2010

Gross gains on sales of securities	$1	$76	$9,422	$196
Gross (losses) on sales of securities	-	(1)	(8,623)	(1)

Net gain/(loss) on sales of securities (a)	$1	$75	$799	$195
Venture capital investments (b)	—	—	—	(1,838)
Net other than temporary impairment (“OTTI”) recorded (c)	—	—	—	(188)

Total securities gain/(loss)	$1	$75	$799	$(1,831)

(a)	Proceeds related to these sales were $35.4 million for the three months ended June 30, 2010, and were $458.3 million and $35.7 million for the six months ended June 30, 2011 and 2010, respectively. Proceeds from sales during second quarter 2011 were immaterial.

(b)	Generally includes write-offs and/or unrealized fair value adjustments related to venture capital investments.

(c)	OTTI recorded in 2010 is related to equity securities.
There were no unrealized losses within the available for sale portfolio on June 30, 2011. The following table provides information on investments within the available for sale portfolio that have unrealized losses on June 30, 2010:

	On June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Equity	$40	$(4)	$—	$—	$40	$(4)

Total temporarily impaired securities	$40	$(4)	$—	$—	$40	$(4)

FHN has reviewed investment securities that are in unrealized loss positions in accordance with its accounting policy for OTTI and does not consider them other-than-temporarily impaired. FHN does not intend to sell the debt securities and it is more-likely-than-not that FHN will not be required to sell the securities prior to recovery. The decline in value is primarily attributable to interest rates and not credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost. There were no other-than-temporary impairments of debt securities for the three months ended June 30, 2011 and 2010, or for the six months ended June 30, 2011. FHN recognized a $.2 million other-than-temporary impairment of an equity investment for the six months ended June 30, 2010.

Note 4- Loans
The following table provides the balance of loans by portfolio on June 30, 2011, June 30, 2010, and December 31, 2010:

	June 30		December 31
(Dollars in thousands)	2011	2010	2010

Commercial:
Commercial, financial, and industrial	$7,180,261	$7,003,798	$7,338,155
Commercial real estate
Income CRE	1,310,779	1,609,835	1,406,646
Residential CRE	182,857	396,934	263,878
Retail:
Consumer real estate	5,383,223	5,935,536	5,617,619
Permanent mortgage	1,015,122	1,018,887	1,086,859
Credit card & other	295,373	355,230	311,924
Restricted real estate loans (a)	694,031	833,830	757,491

Loans, net of unearned income	$16,061,646	$17,154,050	$16,782,572
Allowance for loan losses	524,091	781,269	664,799

Total net loans	$15,537,555	$16,372,781	$16,117,773

(a)	Balances as of June 30, 2011 and 2010, and December 30, 2010, include $649.2 million, $770.3 million, and $701.8 million of consumer real estate loans and $44.9 million, $63.5 million, and $55.7 million of permanent mortgage loans, respectively.
FHN has a concentration of loans secured by residential real estate (45 percent of total loans), the majority of which is in the consumer real estate portfolio (34 percent of total loans). Additionally, on June 30, 2011, FHN had bank-related and trust preferred loans (“TRUPs”) (i.e., loans to bank and insurance-related businesses) totaling $.7 billion (10 percent of the C&I portfolio, or 4 percent of total loans). Due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers these loans have experienced stress throughout the economic downturn.
Components of the Loan Portfolio. For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit impaired), risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, and the TRUPs portfolio. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE and residential CRE. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the combined credit card and other portfolios. Retail classes include HELOC and real estate (“R/E”) installment loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other. Restricted real estate loans include HELOCs that were previously securitized on balance sheet as well as HELOC and some permanent mortgages that were consolidated on January 1, 2010 in conjunction with the adoption of amendments to ASC 810. Due to the winding down nature and decreasing size of the OTC residential construction portfolio, in most cases the remaining balances and activity of this portfolio has been combined with and included within the other retail class.
Allowance for Loan Losses. The allowance for loan losses (“ALLL”) includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with the ASC Topic related to Contingencies (ASC 450-20-50). The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, weak housing market, and elevated unemployment levels are examples of additional factors considered by management in determining the allowance for loan losses. Also included are reserves, determined in accordance with the Receivables Topic (ASC 310-10-45), for loans determined by management to be individually impaired.
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

Note 4 — Loans (continued)
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
Commercial. For commercial loans, reserves are established using historical net loss factors by grade level, loan product, and business segment. An assessment of the quality of individual commercial loans is made utilizing credit grades assigned internally based on a dual grading system which estimates both the probability of default (“PD”) and loss severity in the event of default. PD grades range from 1-16 while estimated loss severities, or loss given default (“LGD”), grades range from 1-12. This credit grading system is intended to identify and measure the credit quality of the loan portfolio by analyzing the migration of loans between grading categories. It is also integral to the estimation methodology utilized in determining the allowance for loan losses since an allowance is established for pools of commercial loans based on the credit grade assigned. The appropriate relationship team performs the process of categorizing commercial loans into the appropriate credit grades, initially as a component of the approval of the loan, and subsequently throughout the life of the loan as part of our servicing regimen. The proper loan grade for larger exposures is confirmed by a senior credit officer in the approval process. To determine the most appropriate credit grade for each loan, the credit risk grading system employs scorecards for particular categories of loans that consist of a number of objective and subjective measures that are weighted in a manner that produces a rank ordering of risk within pass-graded credits. Loan grades are frequently reviewed by Credit Risk Assurance to determine if the process continues to result in accurate loan grading across the portfolio.
FHN may utilize availability of guarantors/sponsors to support lending decisions during the credit underwriting process and when determining the assignment of internal loan grades. Where guarantor contributions are determined to be a source of repayment, an assessment of the guarantee is made. This guarantee assessment would include but not be limited to factors such as type and feature of the guarantee, consideration for the guarantee, key provisions of the guarantee agreement, and ability of the guarantor to be a viable secondary source of repayment.
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
Retail. The ALLL for smaller-balance homogenous retail loans is determined based on pools of similar loan types that have similar credit risk characteristics. FHN manages retail loan credit risk on a class basis. Reserves by portfolio are determined using segmented roll-rate models that incorporate various factors including historical delinquency trends, experienced loss frequencies, and experienced loss severities. Generally, reserves for retail loans reflect inherent losses in the portfolio that are expected to be recognized over the following twelve months.

Note 4 — Loans (continued)
Individually Impaired. Under ASC 310-10, individually impaired loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses; however, for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value.
The following table provides a rollforward of the allowance for loan losses by portfolio segment for the first six months of 2011 and 2010:

		Commercial Real	Consumer	Permanent	Credit Card and
(Dollars in thousands)	C&I	Estate	Real Estate	Mortgage	Other (a)	Total

Balance as of January 1, 2010	$276,648	$205,724	$215,087	$123,897	$75,558	$896,914
Adjustment due to amendments of ASC 810	—	—	16,106	8,472	—	24,578
Charge-offs	(54,941)	(89,307)	(114,399)	(46,903)	(34,393)	(339,943)
Recoveries	7,213	5,793	7,990	776	2,948	24,720
Provision	48,115	76,137	80,968	(8,929)	(21,291)	175,000

Balance as of June 30, 2010 (b) (c)	277,035	198,347	205,752	77,313	22,822	781,269

Allowance — individually evaluated for impairment	52,091	28,158	11,873	8,922	1,163	102,207
Allowance — collectively evaluated for impairment	224,944	170,189	193,879	68,391	21,659	679,062
Loans, net of unearned as of June 30, 2010:
Individually evaluated for impairment	171,947	294,836	41,337	64,384	634	573,138
Collectively evaluated for impairment	6,831,851	1,711,933	6,664,513	1,018,019	354,596	16,580,912

Total loans, net of unearned (b) (c)	$7,003,798	$2,006,769	$6,705,850	$1,082,403	$355,230	$17,154,050

Balance as of January 1, 2011	$239,469	$155,085	$192,350	$65,009	$12,886	$664,799
Charge-offs	(24,852)	(23,711)	(91,764)	(20,784)	(9,584)	(170,695)
Recoveries	8,837	5,066	8,436	3,534	2,114	27,987
Provision	(17,176)	(36,973)	53,633	(1,157)	3,673	2,000

Balance as of June 30, 2011 (b) (c)	206,278	99,467	162,655	46,602	9,089	524,091

Allowance — individually evaluated for impairment	50,673	9,797	23,656	14,586	752	99,464
Allowance — collectively evaluated for impairment	155,605	89,670	138,999	32,016	8,337	424,627

Loans, net of unearned as of June 30, 2011:
Individually evaluated for impairment	222,896	174,379	91,117	111,979	1,186	601,557
Collectively evaluated for impairment	6,957,365	1,319,257	5,941,284	947,996	294,187	15,460,089

Total loans, net of unearned (b) (c)	$7,180,261	$1,493,636	$6,032,401	$1,059,975	$295,373	$16,061,646

(a)	Includes OTC.

(b)	Q2 2011 and Q2 2010 include $29.9 million and $43.0 million of reserves, respectively, and $649.2 million and $770.3 million of balances in restricted consumer real estate loans, respectively.

(c)	Q2 2011 and Q2 2010 include $3.1 million and $7.1 million of reserves, respectively, and $44.9 million and $63.5 million of balances in restricted permanent mortgage loans, respectively.
Impaired Loans. Generally, classified non-accrual commercial loans over $1 million are deemed to be impaired and are assessed for impairment measurement in accordance with ASC 310-10. Also, all commercial and retail consumer loans classified as troubled debt restructurings are deemed to be impaired and are assessed for impairment measurement in accordance with ASC 310-10.
When a loan is placed on nonaccrual status, accrued interest is reversed through interest income. FHN’s policy is that interest payments received on impaired and nonaccrual loans are recognized as a payment of principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis.

Note 4 — Loans (continued)
The average balance of impaired loans was $610.5 million and $612.2 million for the three and six months ended June 30, 2011, and $1.8 million and $3.1 million of interest income was recognized during the respective periods related to such impaired loans. The average balance of impaired loans was $613.4 million and $568.7 million for the three and six months ended June 30, 2010, and $.7 million and $1.3 million of interest income was recognized during the respective periods related to such impaired loans. The following tables provide loan classes with the period-end and quarterly average amount of recorded investment in impaired loans for which there is a related allowance for loan loss, the period-end and quarterly average amount of recorded investment in impaired loans where there is no related allowance for loan loss, the total unpaid principal balance of the impaired loans, and amount of interest income recognized on the impaired loans:

				Three Months Ended		Six Months Ended
	June 30, 2011			June 30, 2011		June 30, 2011
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Average Recorded	Interest Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Commercial:
General C&I	$96,198	$117,608	$—	$89,618	$232	$70,328	$489
TRUPs	52,742	57,000	—	43,857	—	39,074	—
Income CRE	96,935	173,878	—	110,102	392	102,411	531
Residential CRE	42,920	93,746	—	53,571	269	51,161	344

Total	$288,795	$442,232	$—	$297,148	$893	$262,974	$1,364

Impaired loans with related allowance recorded:
Commercial:
General C&I	$46,690	$53,258	$23,980	$57,790	$81	$81,482	$140
TRUPs	27,266	30,000	26,693	27,266	—	27,266	—
Income CRE	12,129	12,314	3,550	11,866	11	23,335	11
Residential CRE	22,395	22,631	6,247	22,351	—	31,354	—

Total	$108,480	$118,203	$60,470	$119,273	$92	$163,437	$151

Retail:
HELOC	$36,617	$36,617	$11,818	$33,507	$180	$30,996	$321
R/E Installment Loans	54,500	54,500	11,837	51,337	182	49,450	344
Permanent Mortgage	111,979	111,979	14,586	107,935	434	104,372	914
Credit Card & Other	1,186	1,186	752	1,250	12	975	24

Total	$204,282	$204,282	$38,993	$194,029	$808	$185,793	$1,603

Total commercial	$397,275	$560,435	$60,470	$416,421	$985	$426,411	$1,515

Total retail	$204,282	$204,282	$38,993	$194,029	$808	$185,793	$1,603

Total impaired loans	$601,557	$764,717	$99,463	$610,450	$1,793	$612,204	$3,118

	June 30, 2010
	Recorded	Unpaid Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

Impaired loans with no related allowance recorded:
Commercial:
General C&I	$25,552	$32,233	$—
TRUPs	36,756	42,700	—
Income CRE	98,816	190,519	—
Residential CRE	96,584	202,797	—

Total	$257,708	$468,249	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$82,373	$118,120	$38,069
TRUPs	27,266	30,000	14,022
Income CRE	45,841	52,735	12,107
Residential CRE	53,595	60,319	16,051

Total	$209,075	$261,174	$80,249

Retail:
HELOC	$17,493	$17,493	$5,025
R/E Installment Loans	23,844	23,844	6,849
Permanent Mortgage	64,384	64,384	9,793
OTC, Credit Card, & Other	634	634	292

Total	$106,355	$106,355	$21,959

Total commercial	$466,783	$729,423	$80,249

Total retail	$106,355	$106,355	$21,959

Total impaired loans	$573,138	$835,778	$102,208

Note 4 — Loans (continued)
Asset Quality Indicators. As previously discussed, FHN employs a dual-grade commercial risk grading methodology to assign an estimate for PD and the LGD for each commercial loan. FHN utilizes these grades to measure, monitor, and assess credit risk within the commercial loan portfolio. The methodology utilizes multiple scorecards that have been developed using a combination of objective and subjective factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. Prior to second quarter 2011, all loans with an assigned PD grade of “12” which is the lowest pass grade were included on the Watch list. In second quarter 2011, FHN implemented an enhanced process for determining which loans warrant additional oversight and monitoring. The identification of Watch List loans is now determined by the appropriate relationship team and is generally driven by specific events that may impact borrowers, rather than being driven solely by the assigned PD grade. This process enhancement did not have a material impact on the allowance for loan and lease losses. PD grades 13-16 corresponds to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Pass loan grades are required to be re-assessed annually or whenever there has been a material change in the financial condition of the borrower or structure of the relationship. Loans graded 13 or worse are re-assessed on a quarterly basis. LGD grades are assigned based on a scale of 1-12 and represent FHN’s expected recovery based on collateral type in the event a loan defaults.
The following table provides the balances of commercial loan portfolio classes, disaggregated by PD grade as of June 30, 2011:

	June 30, 2011
	General	Loans to Mortgage		Income	Residential
(Dollars in millions)	C&I	Companies	TRUPS (a)	CRE	CRE	Total

PD Grade:
1	$110	$—	$—	$—	$—	$110
2	125	—	—	3	—	128
3	169	—	—	13	—	182
4	184	—	—	7	—	191
5	300	—	—	17	—	317
6	798	62	—	70	1	931
7	852	179	—	111	3	1,145
8	1,128	256	—	174	7	1,565
9	542	84	—	119	3	748
10	435	—	—	146	2	583
11	530	—	—	111	1	642
12	99	—	—	17	5	121
13	348	—	329	125	10	812
14,15,16	406	1	20	289	86	802

Total loans collectively evaluated for impairment	6,026	582	349	1,202	118	8,277
Total loans individually evaluated for impairment	143	—	80	109	65	397

Total commercial loans	$6,169	$582	$429	$1,311	$183	$8,674

(a)	Presented net of a $35.6 million lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”. Portfolio reserve estimate considers recent financial performance of individual borrowers and other factors.
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

Note 4 — Loans (continued)
The following tables reflect period-end balances and various asset quality indicators by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2011. Beginning with the first quarter Form 10-Q filing, the permanent mortgage asset quality indicators have been updated to allow a consistent presentation of the retail real estate loan portfolios.
HELOC

		Origination Characteristics					Avg
Origination	Period End			%	%	%	Refreshed
Vintage	Balance(a)	Avg orig CLTV	Avg orig FICO	Broker	TN	1st Lien	FICO

pre-2003	$206	75.4%	723	14.6%	41.4%	22.8%	720
2003	298	76.1%	733	24.0%	25.8%	16.0%	726
2004	637	79.6%	728	32.0%	17.4%	19.1%	720
2005	789	79.5%	734	16.1%	16.7%	12.1%	721
2006	593	76.6%	742	6.9%	23.6%	13.8%	726
2007	599	77.5%	746	13.4%	29.3%	14.8%	732
2008	307	74.0%	755	8.7%	69.7%	36.5%	749
2009	192	71.6%	755	0.0%	86.3%	44.9%	755
2010	192	73.2%	756	0.0%	94.9%	45.8%	758
2011	72	72.7%	756	0.0%	94.4%	46.9%	758

Total	$3,885	77.0%	740	14.9%	34.7%	20.6%	730

(a)	Includes $649.2 million of restricted loan balances.
R/E Installment Loans

		Origination Characteristics					Avg
Origination	Period End			%	%	%	Refreshed
Vintage	Balance	Avg orig CLTV	Avg orig FICO	Broker	TN	1st Lien	FICO

pre-2003	$69	77.5%	693	17.9%	62.4%	67.1%	689
2003	192	72.5%	723	3.2%	44.4%	77.6%	732
2004	113	74.0%	712	7.3%	50.9%	72.1%	712
2005	304	83.0%	721	25.9%	21.1%	27.7%	716
2006	334	78.9%	722	4.6%	24.6%	25.1%	707
2007	465	81.9%	731	15.8%	24.0%	24.6%	715
2008	182	77.1%	737	5.7%	77.8%	79.2%	733
2009	118	71.4%	752	0.0%	89.2%	82.2%	754
2010	212	85.0%	748	0.0%	89.1%	97.2%	749
2011	160	85.1%	757	0.0%	91.5%	97.0%	755

Total	$2,149	79.8%	731	9.5%	47.7%	54.0%	724

Permanent Mortgage

		Origination Characteristics					Avg
Origination	Period End			%	%	%	Refreshed
Vintage	Balance(a)	Avg orig CLTV	Avg orig FICO	Broker	TN	1st Lien	FICO

pre-2004	$196	67.6%	726	50.9%	8.9%	100.0%	732
2004	14	82.6%	724	18.5%	26.0%	100.0%	700
2005	71	79.8%	740	36.2%	3.0%	98.8%	720
2006	142	77.9%	732	40.1%	2.1%	96.9%	686
2007	407	76.9%	731	55.5%	0.9%	95.6%	678
2008	230	80.0%	736	55.3%	0.4%	100.0%	679

Total	$1,060	76.4%	732	50.8%	2.9%	97.9%	691

(a)	Includes $44.9 million of restricted loan balances and first lien mortgages recognized through the exercise of cleanup calls for certain proprietary first lien securitization trusts.
The following table reflects accruing delinquency amounts for the credit card and other portfolio classes.

	June 30, 2011
(Dollars in millions)	Credit Card	Other

Accruing delinquent balances:
30-89 days past due	$1.4	$0.9
90+ days past due	1.1	—

Total	$2.5	$0.9

Note 4 — Loans (continued)
Non-accrual and Past Due Loans. Loans are placed on non-accrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or if the terms of a loan have been modified through troubled debt restructuring efforts. When a loan is placed on nonaccrual status, FHN applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance.
The following table reflects accruing and non-accruing loans by class on June 30, 2011:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non-Accruing	Total Loans

Commercial (C&I) :
General C&I	$5,999,416	$36,859	$398	$6,036,673	$70,532	$8,229	$52,773	$131,534	$6,168,207
Loans to mortgage companies	581,871	—	—	581,871	—	—	656	656	582,527
TRUPS (a)	349,519	—	—	349,519	—	—	80,008	80,008	429,527

Total commercial (C&I)	6,930,806	36,859	398	6,968,063	70,532	8,229	133,437	212,198	7,180,261

Commercial real estate:
Income CRE	1,184,361	14,322	181	1,198,864	35,221	6,552	70,142	111,915	1,310,779
Residential CRE	103,254	9,392	—	112,646	30,430	1,105	38,676	70,211	182,857

Total commercial real estate	1,287,615	23,714	181	1,311,510	65,651	7,657	108,818	182,126	1,493,636

Consumer real estate:
HELOC (b)	3,794,849	41,577	25,909	3,862,335	13,332	1,550	7,542	22,424	3,884,759
R/E installment loans	2,099,708	22,627	10,656	2,132,991	10,429	1,168	3,054	14,651	2,147,642

Total consumer real estate	5,894,557	64,204	36,565	5,995,326	23,761	2,718	10,596	37,075	6,032,401

Permanent mortgage (b)	877,922	20,865	20,674	919,461	27,813	2,537	110,164	140,514	1,059,975

Credit card & other
Credit card	189,180	1,480	1,141	191,801	—	—	—	—	191,801
Other (c)	93,173	908	10	94,091	6	—	9,475	9,481	103,572

Total credit card & other	282,353	2,388	1,151	285,892	6	—	9,475	9,481	295,373

Total loans, net of unearned	$15,273,253	$148,030	$58,969	$15,480,252	$187,763	$21,141	$372,490	$581,394	$16,061,646

(a)	Includes LOCOM valuation allowance $35.6 million.

(b)	Includes restricted loans.

(c)	Includes OTC and non real estate installment loans.

Note 4 — Loans (continued)
The following table reflects accruing and non-accruing loans by class on June 30, 2010:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non-Accruing	Total Loans

Commercial (C&I) :
General C&I	$5,548,007	$69,396	$2,125	$5,619,528	$67,980	$19,035	$52,184	$139,199	$5,758,727
Loans to mortgage companies	813,457	—	—	813,457	—	—	2,083	2,083	815,540
TRUPS (a)	365,700	—	—	365,700	—	—	63,831	63,831	429,531

Total commercial (C&I)	6,727,164	69,396	2,125	6,798,685	67,980	19,035	118,098	205,113	7,003,798

Commercial real estate:
Income CRE	1,431,439	20,394	633	1,452,466	25,131	4,777	127,461	157,369	1,609,835
Residential CRE	210,329	4,239	5,633	220,201	32,340	659	143,734	176,733	396,934

Total commercial real estate	1,641,768	24,633	6,266	1,672,667	57,471	5,436	271,195	334,102	2,006,769

Consumer real estate:
HELOC (b)	4,188,397	65,836	33,548	4,287,781	5,509	1,279	5,360	12,148	4,299,929
R/E installment loans	2,336,231	39,585	19,405	2,395,221	5,556	958	4,186	10,700	2,405,921

Total consumer real estate	6,524,628	105,421	52,953	6,683,002	11,065	2,237	9,546	22,848	6,705,850

Permanent mortgage (b)	907,103	23,734	27,582	958,419	12,732	1,509	109,743	123,984	1,082,403

Credit card & other
Credit card	185,222	2,091	1,840	189,153	—	—	—	—	189,153
Other (c)	111,867	651	98	112,616	—	—	53,461	53,461	166,077

Total credit card & other	297,089	2,742	1,938	301,769	—	—	53,461	53,461	355,230

Total loans, net of unearned	$16,097,752	$225,926	$90,864	$16,414,542	$149,248	$28,217	$562,043	$739,508	$17,154,050

(a)	Includes LOCOM valuation allowance $35.6 million.

(b)	Includes restricted loans.

(c)	Includes OTC. All nonaccruing balances reflect OTC.
On June 30, 2011 and 2010, FHN had loans classified as troubled debt restructurings of $306.2 million and $142.4 million, respectively. Additionally, FHN had restructured $70.1 million and $34.7 million of loans held for sale as of June 30, 2011 and 2010, respectively. For restructured loans in the portfolio, FHN had loan loss reserves of $45.2 million, or 15 percent of the recorded investment amount, as of June 30, 2011. On June 30, 2011 and 2010, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

Note 5 — Mortgage Servicing Rights
FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 16 — Fair Value, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 15 — Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $26 billion of mortgage loans on June 30, 2011, for which a servicing right has been capitalized.
In first quarter 2010, FHN adopted the amendments to ASC 810 which resulted in the consolidation of loans FHN previously sold through proprietary securitizations but retained MSR and significant subordinated interests subsequent to the transfer. In conjunction with the consolidation of these loans, FHN derecognized the associated servicing assets which are reflected in the rollforward below. Following is a summary of changes in capitalized MSR for the six months ended June 30, 2011 and 2010:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC	Total

Fair value on January 1, 2010	$296,115	$1,174	$5,322	$302,611
Adjustment due to adoption of amendments to ASC 810	(197)	(928)	(1,168)	(2,293)
Reductions due to loan payments	(16,031)	(16)	(611)	(16,658)
Reductions due to sale	(24,558)	—	—	(24,558)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(58,366)	—	—	(58,366)
Other changes in fair value	990	12	8	1,010

Fair value on June 30, 2010	$197,953	$242	$3,551	$201,746

Fair value on January 1, 2011	$203,812	$262	$3,245	$207,319
Reductions due to loan payments	(12,685)	(21)	(101)	(12,807)
Reductions due to exercise of cleanup calls	(195)	—	—	(195)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(7,418)	—	—	(7,418)
Other changes in fair value	16	10	33	59

Fair value on June 30, 2011	$183,530	$251	$3,177	$186,958

Servicing, late, and other ancillary fees recognized within mortgage banking income were $19.2 million and $26.0 million for the three months ended June 30, 2011 and 2010, respectively, and $40.1 million and $53.7 million for the six months ended June 30, 2011 and 2010, respectively. Servicing, late, and other ancillary fees recognized within other income and commissions were $.6 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively.
FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $3.6 million and $5.1 million at June 30, 2011 and 2010, respectively. The aggregate principal balance serviced by FHN for these transactions was $.5 billion and $.7 billion at June 30, 2011 and 2010, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.
In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On June 30, 2011 and 2010, FHN had $23.6 million and $25.9 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within Other short term borrowings and commercial paper in the Consolidated Condensed Statements of Condition.

Note 6 — Intangible Assets
The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets (a)

December 31, 2009	$165,528	$38,256
Amortization expense (b)	—	(2,762)
Impairment (c)(d)	(3,348)	—
Additions	—	151

June 30, 2010	$162,180	$35,645

December 31, 2010	$162,180	$32,881
Amortization expense (b)	—	(2,368)
Impairment (c)(d)	(10,100)	—
Divestitures	(16,397)	(2,129)

June 30, 2011	$135,683	$28,384

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

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
The gross carrying amount of other intangible assets subject to amortization is $106.8 million on June 30, 2011, net of $78.4 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $2.1 million for the remainder of 2011, and $3.9 million, $3.7 million, $3.5 million, $3.3 million, and $3.1 million for the twelve-month periods of 2012, 2013, 2014, 2015, and 2016, respectively.
The agreement to sell FHI resulted in a pre-tax goodwill impairment of $10.1 million in first quarter 2011. In second quarter 2011, the remaining $16.4 million of goodwill was removed in conjunction with the divestiture. In first quarter 2010, FHN exited its institutional research business, FTN Equity Capital Markets (“FTN ECM”), and incurred a pre-tax goodwill impairment of $3.3 million. The recognition of intangible asset impairment losses will have no effect on FHN’s debt covenants.

Note 6 — Intangible Assets (continued)
The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through June 30, 2011. Gross goodwill and accumulated impairments and divestiture-related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Consistent with historical practices, FHN moved FHI’s historical goodwill activity to the non-strategic segment in first quarter 2011.

		Regional	Capital
(Dollars in thousands)	Non-Strategic	Banking	Markets	Total

Gross goodwill	$197,971	$38,262	$97,421	$333,654
Accumulated impairments	(100,675)	—	—	(100,675)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

December 31, 2009	$29,845	$38,262	$97,421	$165,528

Additions	—	—	—	—
Impairments	(3,348)	—	—	(3,348)
Divestitures	—	—	—	—

Net change in goodwill during 2010	(3,348)	—	—	(3,348)

Gross goodwill	$197,971	$38,262	$97,421	$333,654
Accumulated impairments	(104,023)	—	—	(104,023)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

June 30, 2010	$26,497	$38,262	$97,421	$162,180

Gross goodwill	$197,971	$38,262	$97,421	$333,654
Accumulated impairments	(104,023)	—	—	(104,023)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

December 31, 2010	$26,497	$38,262	$97,421	$162,180

Additions	—	—	—	—
Impairments	(10,100)	—	—	(10,100)
Divestitures	(16,397)	—	—	(16,397)

Net change in goodwill during 2011	(26,497)	—	—	(26,497)

Gross goodwill	$197,971	$38,262	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(83,848)	—	—	(83,848)

June 30, 2011	$—	$38,262	$97,421	$135,683

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 7 — Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

All other income and commissions:
Bankcard income	$5,151	$5,271	$9,871	$9,819
Bank owned life insurance	4,920	5,784	9,735	12,253
ATM interchange fees	3,791	3,232	7,326	6,889
Other service charges	2,821	2,382	5,675	4,765
Letter of credit fees	1,869	1,802	3,645	3,441
Electronic banking fees	1,536	1,887	3,070	3,612
Deferred compensation	221	(771)	1,200	239
Gains on extinguishment of debt	—	—	5,761	17,060
Other	9,722	6,866	16,067	14,493

Total	$30,031	$26,453	$62,350	$72,571

All other expense:
Losses from litigation and regulatory matters	$38,260	$1,270	$40,585	$1,270
Low income housing expense	4,973	5,364	9,670	10,830
Advertising and public relations	3,631	5,574	7,493	10,824
Other insurance and taxes	3,511	3,589	6,986	6,742
Travel and entertainment	2,178	2,627	3,979	4,998
Employee training and dues	1,350	965	2,601	2,407
Customer relations	1,155	1,838	2,425	3,805
Bank examination costs	1,117	1,142	2,235	2,284
Supplies	801	1,083	1,782	2,231
Loan insurance expense (a)	706	682	1,487	(2,192)
Federal services fees	291	712	755	1,619
Other (b)	17,026	(1,839)	22,827	5,923

Total	$74,999	$23,007	$102,825	$50,741

(a)	First quarter 2010 includes the cancellation of an HLTV insurance contract and return of $3.8 million of premiums.

(b)	Second quarter 2011 includes $9.0 million charge to terminate a technology services contract. Second quarter 2010 includes $5.0 million expense reversal related to the Visa contingent liability.

Note 8 — Earning per Share
The following tables show a reconciliation of the numerators used in calculating basic and diluted earnings/(loss) per share attributable to common shareholders:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Income from continuing operations	$19,048	$20,349	$61,090	$17,532
Income/(loss) from discontinued operations, net of tax	3,788	129	4,748	(6,947)

Net income	22,836	20,478	65,838	10,585
Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,688

Net income attributable to controlling interest	19,992	17,634	60,150	4,897
Preferred stock dividends	—	14,938	—	29,856

Net income/(loss) available to common shareholders	$19,992	$2,696	$60,150	$(24,959)

Income from continuing operations	$19,048	$20,349	$61,090	$17,532
Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,688
Preferred stock dividends	—	14,938	—	29,856

Net income/(loss) from continuing operations available to common shareholders	$16,204	$2,567	$55,402	$(18,012)

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2011	2010	2011	2010

Weighted average common shares outstanding — basic (a)	261,289	234,556	261,233	234,513
Effect of dilutive securities (a)	1,467	6,412	2,457	—

Weighted average common shares outstanding — diluted (a)	262,756	240,968	263,690	234,513

(a)	All share data has been restated to reflect stock dividends distributed through January 1, 2011.
The following table provides a reconciliation of earnings/(loss) per common and diluted shares:

	Three Months Ended		Six Months Ended
	June 30		June 30
Earnings/(loss) per common share:	2011	2010	2011	2010

Earnings/(loss) per share from continuing operations available to common shareholders	$0.06	$0.01	$0.21	$(0.08)
Earnings/(loss) per share from discontinued operations, net of tax	0.02	—	0.02	(0.03)

Net earnings/(loss) per share available to common shareholders	$0.08	$0.01	$0.23	$(0.11)

Diluted earnings/(loss) per common share:

Diluted earnings/(loss) per share from continuing operations available to common shareholders	$0.06	$0.01	$0.21	$(0.08)
Diluted earnings/(loss) per share from discontinued operations, net of tax	0.02	—	0.02	(0.03)

Net diluted earnings/(loss) per share available to common shareholders	$0.08	$0.01	$0.23	$(0.11)

For the three and six months ended June 30, 2011, the dilutive effect for all potential common shares was 1.5 million and 2.5 million, respectively. For the three months ended June 30, 2010, the dilutive effect for all potential common shares was 6.4 million. For the six months ended June 30, 2010, all potential common shares were antidilutive due to the net loss attributable to common shareholders for that period. Stock options of 10.8 million and 10.9 million with a weighted average exercise price of $24.44 and $28.23 per share for the three months ended June 30, 2011 and 2010, respectively, were excluded from diluted shares because including such shares would have been antidilutive. Stock options of 10.2 million and 12.8 million with a weighted average exercise price of $26.12 and $26.74 per share for the six months ended June 30, 2011 and 2010, respectively, were excluded also from diluted shares. Other equity awards of .4 million and .3 million for the three months ended June 30, 2011 and 2010, respectively, were excluded from diluted shares, while other equity awards of .2 million and 3.5 million for the six months ended June 30, 2011 and 2010, respectfully, were excluded from diluted shares because including such shares would have been antidilutive. Additionally, 14.8 million potential common shares related to the capital purchase program (“CPP”) common stock warrant were excluded from the computation of diluted loss per common share for the six months ended June 30, 2010, because such shares would have been antidilutive. The CPP common stock warrant was repurchased in first quarter 2011. The warrant resulted in .9 million dilutive shares for the six-month period ended June 30, 2011. There was no impact on diluted shares for the three months ended June 30, 2011.

Note 9 — Contingencies and Other Disclosures
Contingencies. Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are pending against FHN and its subsidiaries. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each pending matter may be. FHN establishes loss contingency liabilities for litigation matters when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A liability generally is not established when a loss contingency either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a liability to be established at the low end of the range. Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to pending matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.
Set forth below are discussions of certain pending matters which fall into three categories: matters as to which material loss is probable; matters as to which material loss is not probable but as to which there is a more than slight chance of a material loss outcome; and matters as to which material loss is not probable but which could be viewed as material primarily for non-financial reasons. As mentioned above, most pending or threatened litigation matters fall into none of these categories.
Matters as to which Material Loss is Probable. At June 30, 2011, based on the foregoing, there were no pending or threatened litigation matters as to which FHN had determined that material loss was probable or had established a material loss liability in accordance with applicable financial accounting guidance except for the following matter.
•	The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel Management Group, Inc. (“Sentinel”) has filed two complaints in the U.S. District Court for the Northern District of Illinois, Eastern Division (Case Nos. 1:08-cv-06587 and 1:09-cv-02258) against two subsidiaries, First Tennessee Bank National Association (“FTBNA”) and FTN Financial Securities Corp. (“FTN”), and two former FTN employees. The Trustee’s claims related to Sentinel’s purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007. On July 28, 2011 the parties reached an agreement to settle the dispute, subject to court approval. Under the terms of the settlement the Trustee would receive a total of $38.5 million dollars. After considering the terms of the settlement, First Horizon has recognized a pre-tax expense of $36.7 million for the second quarter of 2011 related to this settlement. Although First Horizon believes that certain insurance policies provide coverage for this expense, the insurers have denied coverage. First Horizon has brought suit against the insurers to enforce the policies. The case is in U.S. District Court for the Western District of Tennessee styled as First Horizon National Corporation, et al. v. Certain Underwriters at Lloyd’s Syndicate Nos. 2987, et al., No. 2:11-cv-02608. As a result of the uncertainties arising from this dispute, insurance coverage has not been taken into consideration in determining the amount of the expense recognized in the second quarter for the Sentinel settlement.
Matters as to which Material Loss is Not Probable but as to which there is a More than Slight Chance of a Material Loss Outcome. Set out below are discussions of certain pending or threatened litigation matters. Except as mentioned specifically for a particular matter, as to these matters FHN has determined, under applicable financial accounting guidance, that although material loss is not probable there is more than a slight chance of a material loss outcome for FHN in excess of currently established loss liabilities. FHN cannot determine probable loss or estimate a range of reasonably possible losses in excess of established liabilities, if any, at this time that may result from these matters because of the uncertainty of the potential outcomes of the legal proceedings associated with these matters and also due to significant uncertainties regarding: amounts claimed in cases as to which claims are noted as unspecified; potential remedies that might be available or awarded; the value of assets FHN may be required to repurchase for those cases involving asset repurchase demands; and the incomplete status of the discovery process for those cases where discovery is not substantially complete. In all such matters that involve claims in active litigation, and in those matters not in litigation where possible allegations can be anticipated, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously. For the foregoing reasons, in each matter mentioned below except as otherwise noted, there is a more than slight chance that: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. FHN expects to reassess the liability for these matters each quarter as they progress.
•	Manufacturers & Traders Trust Company (“M&T”) has filed an arbitration claim against FTBNA. The claim arises out of FTBNA’s sale of certain branch assets to M&T in 2007. The original demand for arbitration claims that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleges that the loans either are not in conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. At this time, as a result of rulings to date, the claim has become a demand that FTBNA repurchase certain HELOCs having an original principal balance

Note 9 — Contingencies and Other Disclosures (continued)
of $45.5 million. At June 30, 2011, the HELOCs at issue included loans with an unpaid principal balance of $24.8 million and also included charged-off loans of $9.9 million.
•	FTN and FTBNA, along with a former executive officer and two former employees, have received written “Wells” notices from the Staff of the United States Securities and Exchange Commission (the “SEC”) stating that the Staff intends to recommend that the SEC bring enforcement actions for allegedly aiding and abetting a former FTN customer, Sentinel, in violations of the federal securities laws. The subject of the Wells notices is a 2006 year-end securities repurchase transaction entered into by FTN with Sentinel. A Wells notice by the SEC Staff is neither a formal allegation of wrongdoing nor a determination by the SEC that there has been wrongdoing. A Wells notice generally provides the recipient with an opportunity to provide his, her, or its perspective to address the Staff’s concerns prior to enforcement action being taken by the SEC. FHN is actively engaged in working within the Wells process to try to resolve this matter. Based on the current status of discussions, FHN has determined that resolution of this matter with the SEC is probable and that the loss outcome amount is reasonably estimable. Accordingly, FHN established a liability in the first quarter 2011 in an amount that is not material to the financial statements. Any settlement that results from these discussions is subject to SEC review and approval and judicial review and approval. If FHN is unable to resolve this matter and enforcement action is brought, FHN believes there are meritorious defenses and intends to advance those defenses vigorously.
Matters as to which Material Loss is Not Probable but which could be viewed as Material Primarily for Non-Financial Reasons.The following are pending litigation matters as to which directors or senior executives of FHN are named as defendants in connection with the performance of their duties on behalf of FHN.
•	A shareholder, Cranston Reid, has filed a putative derivative lawsuit in the U.S. District Court for the Western District of Tennessee, Western Division (Case No. 2:10cv02413-STA-cgc) against various former and current officers and directors of FHN. FHN is named as a nominal defendant, though no relief is sought against it. The complaint alleges the following causes of action: breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The claimed breach of fiduciary duty and other causes of action stem from a number of alleged events, including: certain litigation matters, both pending and previously disposed, unrelated to this plaintiff; certain matters that allegedly could become litigation matters, unrelated to this plaintiff; a matter that previously had been investigated and concluded, unrelated to this plaintiff; and an alleged general use of allegedly unlawful and high-risk banking practices. In March 2011 the court dismissed all claims. The plaintiff has appealed the dismissal. FHN continues to believe the defendants have meritorious defenses to this complaint — including that the complaint fails to state any legally cognizable claim — and intends to advance those defenses vigorously on appeal.
•	A shareholder, Troy Sims, has filed a class action lawsuit in the U.S. District Court for the Western District of Tennessee, Western Division (Case No. 2:08-cv-02293-STA-cgc) against FHN and various former and current officers and directors of FHN. The complaint alleges causes of action under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), related to FHN’s Savings Plan, which is a 401(k) savings plan offered to eligible employees. Specifically, the complaint alleges that defendants breached fiduciary duties owed to Plan participants by: (1) failure to prudently and loyally manage the Plan’s investment in First Horizon stock and certain proprietary mutual funds; (2) failure to provide accurate information to participants and beneficiaries; (3) failure to monitor other Plan fiduciaries; and (4) breach of co-fiduciary obligations. For these alleged violations, plaintiffs seek to require defendants to pay Plan participants unspecified damages resulting from the decline in value of First Horizon stock between January 2006 and July 14, 2008 and associated with participants’ investment in proprietary mutual funds offered by the Plan between May 2002 and January 2006. FHN believes the defendants have meritorious defenses to this complaint and intends to advance those defenses vigorously.
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
FHN sold 440,000 of its shares, reducing its holdings to approximately 2.0 million shares in December 2010. FHN’s Visa shares are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the later of the third anniversary of the IPO or the final resolution of the covered litigation. The final conversion ratio, which was estimated to approximate 49 percent as of June 30, 2011, will fluctuate based on the

Note 9 — Contingencies and Other Disclosures (continued)
ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.
In conjunction with the sale of a portion of its Visa class B shares in December 2010, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa class B shares into Visa class A shares is adjusted. FHN determined that the initial fair value of the derivative was equal to a pro rata portion of the previously accrued contingent liability for Visa litigation matters attributable to the Visa class B shares sold in 2010. This amount was determined to be a liability of $1.0 million as of December 31, 2010.
In March 2011, Visa deposited an additional $400 million into the escrow account. Accordingly, FHN reduced its contingent liability by $3.3 million to $1.4 million through a credit to noninterest expense in first quarter 2011. The associated decline in the conversion ratio to 49 percent resulted in FHN making a payment to the counterparty of $.7 million in second quarter 2011. As of June 30, 2011, the derivative liability was $1.3 million.
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
Servicing. FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $26 billion as of June 30, 2011. A substantial portion of the first lien portfolio is serviced through a subservicer. The first lien portfolio is held primarily by Fannie Mae (“FNMA”) and private security holders, with less significant portions held by Ginnie Mae (“GNMA”) and Freddie Mac (“FHLMC”). In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or to repurchase the delinquent or defaulted loan out of the trust pool. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) the liquidation proceeds of the property securing the loan, in the case of private securitizations and (2) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans. As of June 30, 2011, FHN has recognized servicing and P&I advances of $281.3 million. Servicing and P&I advances are included in Other assets on the Consolidated Condensed Statements of Condition.
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
Other Disclosures — Home Loans Originated and Sold. Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to government sponsored enterprises (“GSEs”). Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) were sold to investors predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers and, to a lesser extent, through proprietary securitizations. Regarding these past loan sale activities, FHN has exposure to potential loss primarily through two avenues. First, investors/purchasers of these mortgage loans may request that FHN repurchase loans or make the

Note 9 — Contingencies and Other Disclosures (continued)
investor whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient.
From 2005 through 2008, FHN originated and sold $69.5 billion of such loans without recourse to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of such loans without recourse in proprietary transactions. Of the amount originally securitized, $36.7 billion relates to securitization trusts that are still active as approximately 30 securitization trusts have become inactive due to clean-up calls exercised by FHN. The exercise of clean-up calls results in termination of the Pooling and Servicing Agreements and reacquisition of the related mortgage loans remaining unpaid.
Loans Sold With Full or Limited Recourse. FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, Federal Housing Administration (“FHA”) insurance, or The Veteran’s Administration (“VA”) guaranty. On June 30, 2011 and 2010, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $52.3 million and $64.2 million, respectively.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration and Veterans Administration. FHN may absorb losses due to uncollected interest and foreclosure costs but has limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On June 30, 2011 and 2010, the outstanding principal balance of loans sold with limited recourse arrangements where some portion of the principal is at risk and serviced by FHN was $3.1 billion and $3.2 billion, respectively (primarily VA loans). Additionally, on June 30, 2011 and 2010, $.7 billion and $.9 billion, respectively, of mortgage loans (primarily FHA insured) were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
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
Generally these loans were sold without recourse. However, if it is determined that the loans sold were in breach of representations or warranties required by the GSE and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic loss experienced by the purchaser for such loan. Such representations and warranties required by the GSEs typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan.
At the time of sale, FHN retained servicing rights to a majority of these mortgage loans sold. However, FHN has since sold (through the 2008 divestiture and various bulk sales) servicing rights on a significant amount of the loans that were sold to GSEs. As of June 30, 2011, FHN services only $9.7 billion of loans sold to GSEs (primarily Fannie Mae and Freddie Mac). A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to GSEs. Since the divestiture of the national mortgage banking business in third quarter 2008 through June 30, 2011, GSEs (primarily Fannie Mae and Freddie Mac) have accounted for the vast majority of repurchase/make-whole claims received.
Loans Sold Without Recourse — Proprietary Securitizations. FHN originated and sold certain non-agency, nonconforming mortgage loans, Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through over 140 proprietary securitization trusts. Over 110 of these proprietary securitization trusts were active as of June 30, 2011. FHN also originated six HELOC securitizations and one second lien installment securitization, all of which were active as of June 30, 2011, discussed in “Other Proprietary Securitizations” below. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts or other vehicles. The certificates

Note 9 — Contingencies and Other Disclosures (continued)
were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. Unlike servicing on loans sold to GSEs, FHN still services substantially all of the remaining loans sold through proprietary securitizations. As of June 30, 2011, the remaining UPB balance in active proprietary securitizations was $13.2 billion consisting of $7.7 billion Alt-A mortgage loans and $5.5 billion Jumbo mortgage loans. Representations and warranties were made to the trustees for the benefit of investors. As such, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of June 30, 2011, the repurchase request pipeline contained no repurchase requests related to securitized loans based on representations and warranties.
Unlike loans sold to GSEs, contractual representations and warranties for proprietary securitizations do not include general representations regarding the absence of third party fraud or negligence in the underwriting or origination of the mortgage loans. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate repurchase of a mortgage loan if FHN breached certain representations and warranties made at the time the securitization closed and such breach materially and adversely affects the interests of the investors in such mortgage loan. However, the securitization documents do not require the trustee to make an investigation into the facts or matters stated in any request or notice unless requested in writing to do so by the holders of certificates evidencing not less than 25 percent of the voting rights allocated to each class of certificates. The certificate holders may also be required to indemnify the trustee for its costs related to investigations made in connection with repurchase actions. FHN has no knowledge of any investor requests to the trustee to investigate mortgage loans for possible breach of representations and warranties. GSEs were among the purchasers of certificates in securitizations. As such, they are entitled to the benefits of the same representations and warranties as other investors. However, the GSEs, acting through their conservator under federal law, are permitted to undertake, independently of other investors, reviews of FHN’s mortgage loan origination and servicing files. Such reviews are commenced using a subpoena process. If, because of such reviews, the GSEs determine there has been a breach of a representation or warranty that has had a material and adverse affect on the interests of the investors in any mortgage loan, the GSEs may seek to cause the Trustee to enforce a repurchase obligation against FHN.
Also unlike loans sold to GSEs through nonrecourse whole loan sales, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could pursue a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes, and the statutory remedies typically could include rescission of the investment or monetary damages measured in relation to the original investment made. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort are likely to be resolved in a litigation context in most cases, unlike most of the GSE repurchase requests. The analysis of loss content and establishment of appropriate reserves in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case and an estimation of the probability of ultimate loss, if any. FHN expects most litigation claims to take much longer to resolve than repurchase requests typically have taken.
None of FHN’s proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. Monoline insurance is a form of credit enhancement provided to a securitization by a third party insurer. Subject to the terms and conditions of the policy, the insurer guarantees payments of accrued interest and principal due to the investors. In certain limited situations, insurance was provided for a specific senior retail class of holders within individual securitizations. The aggregate insured certificates totaled $128.4 million of original certificate balance. FHN’s exercise of cleanup calls contained some of these insured certificates; therefore, the original certificate balance of insured certificates related to active securitization trusts was $103.4 million as of June 30, 2011. The trustee statement dated June 27, 2011 reported to FHN that the remaining outstanding certificate balance for these classes was $98.3 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level classes.
FHN, among others, has been subpoenaed by the FHFA, Conservator for Fannie Mae and Freddie Mac, related to investments made by the two GSEs in six Alt-A proprietary securitizations issued in 2005 and early 2006. The subpoenas relate to ongoing reviews which may result in claims against FHN. The original and current (as of the June 27, 2011 trust statements) combined certificate balances of the related pools

Note 9 — Contingencies and Other Disclosures (continued)
in which Fannie Mae invested were $443.2 million and $176.3 million, respectively. The original and current (as of the June 27, 2011 trust statements) combined certificate balances of the related pools in which Freddie Mac invested were $842.0 million and $367.2 million, respectively. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline. As of June 30, 2011, and at the time this report is filed, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to the uncertainty related to these matters; no liability has been established.
FHN, among others, has been subpoenaed by the federal regulator of credit unions, the National Credit Union Administration (“NCUA”), related to investments by two federal credit unions in three first lien and one HELOC securitization. The subpoenas relate to ongoing reviews which may result in claims against FHN. The original and current (as of the June 27, 2011 trust statements) combined first lien certificate balances of the related pools in which the two credit unions invested were $321.6 million and $162.7 million, respectively. The original and current (as of the June 27, 2011 trust statements) combined HELOC certificate balances of the related pools in which the two credit unions invested were $299.8 million and $129.9 million, respectively. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline. As of June 30, 2011, and at the time this report is filed, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to the uncertainty related to these matters; no liability has been established.
At the time this report is filed, FHN is one of multiple defendants in three lawsuits brought by investors in seven securitizations which claim that the offering documents under which certificates were sold to them were materially deficient. The plaintiffs in these suits are Charles Schwab Corp., Federal Home Loan Bank of Chicago, and Western & Southern Life Insurance Co, among others. Two of those investors brought suit in the second half of 2010. FHN received notice on July 20, 2011 of the Western & Southern suit. A fourth investor, Federal Home Loan Bank of Indianapolis, filed a suit against FHN and others in 2010 but withdrew the suit as to FHN in July 2011. The plaintiffs in the three pending suits claim to have purchased a total of $216.6 million of certificates in seven separate securitizations and demand that FHN repurchase their investments, among other remedies sought. Details concerning the original dollar amounts of the investments at issue are set forth below. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in many cases the securitization provided for sub-classifications within the Senior or Junior groups.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior

Vintage
2005	$—	$—	$60,000	$—
2006	—	—	84,659	9,793
2007	5,050	—	50,000	7,084

Total	$5,050	$—	$194,659	$16,877

Although these suits are in early stages, FHN intends to defend itself vigorously. These lawsuit matters have been analyzed and treated as litigation matters under applicable accounting standards. As of June 30, 2011, and at the time this report was filed, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to the uncertainty related to these matters; no liability has been established. Similar claims may be pursued by other investors.
At June 30, 2011, FHN had not recognized a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in securitizations at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.
Other Proprietary Securitizations. FHN also originated and sold home equity lines and loans through seven proprietary securitization trusts. The trusts issued notes backed by the loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. FHN services all of the loans backing the notes in these proprietary securitizations pursuant to the terms of the sale and servicing agreements. The Trustee statements dated June 27, 2011, reported that the cumulative original and current outstanding note balances of the HELOC securitizations were $2.5 billion and $.6 billion, respectively. The original and current outstanding balance of the closed-end second lien securitization was $236.3 million and $26.3 million, respectively.
These securitization trusts have been consolidated; consequently, these loans and the associated credit risk are reflected in FHN’s consolidated financial statements. As of June 30, 2011, the loans and associated ALLL are reflected as “restricted” on the Consolidated Condensed Statements of Condition.

Note 9 — Contingencies and Other Disclosures (continued)
The asset-backed notes issued in the HELOC securitizations were “wrapped” by monoline insurers. FHN understands that some monoline insurers have commenced lawsuits against other originators of asset-backed securities seeking to cancel policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit. The monoline insurers also have certain contractual rights to pursue repurchase and indemnification. In response to unreimbursed insurance draws resulting from insufficient investor remittances, the monoline insurer of two of FHN’s HELOC securitizations exercised its rights to review the performance of these HELOC securitizations and, with respect to charged off loans, to review loan origination and servicing files, underwriting guidelines and payment histories. The demands were made pursuant to the terms of the applicable insurance and indemnity and sale and servicing agreements. This review of FHN’s HELOC loan files at this time is neither a repurchase claim nor litigation. As of June 30, 2011, and at the time this report is filed, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to the uncertainty related to these matters; no liability has been established for amounts other than for advances made by monoline insurers. Advances made by monoline insurers for the benefit of security holders have been recognized within restricted term borrowings in the Consolidated Condensed Statements of Condition.
Loans Sold Without Recourse — Other Whole Loan Sales. FHN originated through its former national retail and wholesale channels and subsequently sold HELOC and second lien mortgages through whole loan sales. These loans were underwritten to the guidelines of that channel as either combination transactions with first lien mortgages or stand alone transactions. The whole loan sales were generally done on a servicing retained basis and contained representations and warranties customary to such loan sales and servicing agreements in the industry with specific reference to seller’s underwriting and servicing guidelines. Loans were subject to repurchase in the event of early payment defaults and for breaches of representations and warranties. In 2009, FHN settled a substantial portion of its repurchase obligations for these loans through an agreement with the primary purchaser of HELOC and second lien loans. This settlement included the transfer of servicing rights associated with the applicable second lien and HELOC loan sales. FHN does not guarantee the receipt of the scheduled principal and interest payments on the underlying loans but does have an obligation to repurchase the loans excluded from the above settlement for which there is a breach of representations and warranties provided to the buyers. The remaining repurchase reserve for these loans is minimal, reflecting the settlement discussed above.
FHN has also sold first lien mortgages without recourse through whole loan sales to non-GSE purchasers. As of June 30, 2011, 2 percent of repurchase/make-whole claims relate to private whole loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.
Private Mortgage Insurance. PMI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. PMI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved PMI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been cancelled for all loan sales and securitizations. In determining the adequacy of the repurchase reserve, FHN considered $208.9 million in UPB of loans sold where PMI coverage was cancelled for all loan sales and securitizations. To date, a majority of PMI cancellation notices have involved loans sold to GSEs. At June 30, 2011, all estimated loss content arising from PMI cancellation matters related to loans sold to GSEs.
Repurchase Obligations Related to M&T Branch Sale. FHN also sold loans as part of branch sales that were executed during 2007 as part of a strategic decision to exit businesses in markets FHN considered non-strategic. Unlike the loans sold to GSEs or sold privately as discussed above, these loans were originated to be held to maturity as part of the loan portfolio. FHN has received repurchase requests related to HELOCs from M&T, one of the purchasers of these branches. These HELOCs are not included in the repurchase pipeline as potential repurchase obligations are evaluated separately based on specific facts and circumstances related to this loan sale. These requests currently are the subject of an arbitration proceeding. Additional information concerning this matter is presented in this Note above under the caption “Contingencies” and concerns arbitration claims filed by M&T.
Repurchase and Foreclosure Liability. Based on its experience to date, FHN has evaluated its loan repurchase exposure as mentioned above and has accrued for losses of $171.9 million and $164.6 million as of June 30, 2011 and 2010, respectively. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the repurchase and foreclosure liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income.
Other Disclosures — Foreclosure Practices. The focus on judicial foreclosure practices of financial institutions nationwide has expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss

Note 9 — Contingencies and Other Disclosures (continued)
mitigation activities, which could impact FHN through increased operational and legal costs. FHN owns and services residential loans. By the end of 2010, FHN had reviewed its processes relating to foreclosure on loans it owns and services and no material issues were identified. FHN has continued to review and revise, as appropriate, its foreclosure processes in coordination with loss mitigation practices and to continue to monitor these processes with the goal of conforming them to changing servicing requirements. FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the still-owned portion of FHN’s mortgage servicing portfolio has been outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expires in August 2011. FHN has entered into a replacement agreement (the “2011 subservicing agreement”) with a new subservicer (the “2011 subservicer”). The transition from the 2008 to the 2011 subservicer is expected to be substantially completed by August 2011.
By the end of first quarter 2011, federal banking regulators had completed examinations of foreclosure and loss mitigation practices of large, federally regulated mortgage servicers, including FHN’s 2008 subservicer, and more recently have entered into consent decrees with several of the institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and has advised FHN that it has implemented or is in the process of implementing the new standards. As a result of the above examinations, on June 30, 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management in OCC Bulletin 2011-29 setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, and testing and file reviews. FHN is reviewing the Supervisory Guidance and anticipates utilizing a third party for its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. Also in connection with the 2008 subservicer’s self-assessment, FHN will cooperate with the 2008 subservicer to identify any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans.
Under FHN’s 2008 subservicing agreement, the 2008 subservicer has the contractual right to follow FHN’s prior servicing practice as they existed 180 days prior to August 2008 until subservicer becomes aware that such practices do not comply with applicable servicing requirements, subject to subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. FHN cannot predict the amount of additional operating costs related to foreclosure delays, including required process changes, increased default services, extended periods of servicing advances and the recoverability of such advances, legal expenses, or other costs that may be incurred as a result of the internal reviews or external actions. In the event of a dispute between FHN and subservicer over any liabilities for subservicer’s servicing and management of foreclosure processes, FHN cannot predict the costs that maybe incurred. Accordingly, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to uncertainty related to these matters. No liability has been established.
Other Disclosures — Reinsurance Arrangements. A wholly-owned subsidiary of FHN entered into agreements with several providers of private mortgage insurance whereby the subsidiary agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the PMI premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors varied for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involved the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performed an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor had been penetrated. Management obtained the assistance of a third-party actuarial firm in developing its estimation of loss content. This process included consideration of factors such as delinquency trends, default rates, and housing prices which were used to estimate both the frequency and severity of losses. No new reinsurance arrangements were initiated after 2008. As of June 30, 2011, FHN had settled all of its reinsurance obligations with primary insurers through termination of the related reinsurance agreement and transfer of the associated trust assets.
Other Disclosures — 2008 Sale of National Origination and Servicing Platforms. In conjunction with the sale of its servicing platform in August 2008, FHN entered into the 2008 subservicing agreement with the 2008 subservicer for the unsold portion of FHN’s servicing portfolio. As part of the 2008 subservicing agreement, FHN agreed to a make-whole arrangement whereby if the number of loans subserviced by the 2008 subservicer falls below specified levels and the direct servicing cost per loan is greater than a specified amount (determined using loans serviced on behalf of both FHN and the 2008 subservicer), FHN will make a payment according to a contractually specified formula. The make-whole payment is subject to a cap, which is $15.0 million if triggered during the eight quarters following the first anniversary of the agreement. As part of the 2008 transaction, FHN recognized a contingent liability of $1.2 million representing the estimated fair value of its performance obligation under the make-whole arrangement. The 2008 subservicing agreement will expire in August 2011 and FHN has entered into the 2011 subservicing agreement with the 2011 subservicer that will take over the servicing of these mortgage loans for FHN. As FHN expects to continue compliance with all thresholds under the make-whole arrangement through August 2011,

Note 9 — Contingencies and Other Disclosures (continued)
FHN expects to reverse the $1.2 million contingent liability associated with the make-whole provisions of the 2008 subservicing agreement in third quarter 2011.

Note 10 — Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2010 or the first two quarters of 2011. Future decisions will be based upon pension funding requirements under the Pension Protection Act, the maximum deductible under the Internal Revenue Code, and the actual performance of plan assets. At this time, FHN does not expect to make a contribution to the qualified pension plan in 2011.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. These other non-qualified pension plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Contributions to non-qualified plans were $4.5 million for 2010, and FHN anticipates making a $5.1 million contribution in 2011.
Savings plan. Effective January 1, 2008, a special Employee Non-voluntary Elective Contribution (“ENEC”) program was added under the FHN savings plan and is provided only to employees who are not eligible for the pension plan. With the ENEC program, FHN will generally make contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts will be a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN contributed $1.2 million for the plan in 2010 related to the 2009 plan year, and FHN expects to contribute $1.3 million for the plan in 2011 related to the 2010 plan year.
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
The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$4,301	$3,778	$144	$136
Interest cost	8,147	7,836	552	595
Expected return on plan assets	(11,724)	(11,879)	(297)	(287)
Amortization of unrecognized:
Transition obligation	—	—	246	247
Prior service cost/(credit)	104	67	(2)	(2)
Actuarial (gain)/loss	5,027	3,772	(260)	(216)

Net periodic benefit cost	$5,855	$3,574	$383	$473

Note 10 — Pension, Savings, and Other Employee Benefits (continued)
The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$8,602	$7,556	$288	$272
Interest cost	16,294	15,673	1,104	1,190
Expected return on plan assets	(23,446)	(23,759)	(596)	(575)
Amortization of unrecognized:
Transition obligation	—	—	492	494
Prior service cost/(credit)	208	134	(4)	(4)
Actuarial (gain)/loss	10,054	7,543	(520)	(431)

Net periodic benefit cost	$11,712	$7,147	$764	$946

Note 11 — Business Segment Information
Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses among segments which could change historical segment results. In first quarter 2011, FHN agreed to sell First Horizon Insurance, Inc. (“FHI”), the former subsidiary of First Tennessee Bank, which provided property and casualty insurance to customers in over 40 states, and Highland Capital Management Corporation (“Highland”), the former subsidiary of First Horizon National Corporation, which provided asset management services. The results of operations for both businesses have been included in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Consistent with historical practice, these businesses were moved to the non-strategic segment with other exited businesses and discontinued products. For comparability, previously reported items have been revised to reflect these changes. Both divestitures closed in second quarter 2011.
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
Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Consolidated
Net interest income	$172,860	$182,064	$345,615	$362,459
Provision for loan losses	1,000	70,000	2,000	175,000
Noninterest income	188,772	243,937	386,314	487,186
Noninterest expense	345,826	337,311	660,973	675,290

Income/(loss) before income taxes	14,806	18,690	68,956	(645)
Provision/(benefit) for income taxes	(4,242)	(1,659)	7,866	(18,177)

Income from continuing operations	19,048	20,349	61,090	17,532
Income/(loss) from discontinued operations, net of tax	3,788	129	4,748	(6,947)

Net income	$22,836	$20,478	$65,838	$10,585

Average assets	$24,518,015	$25,600,578	$24,543,948	$25,580,107

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 — Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Regional Banking
Net interest income	$137,080	$138,179	$272,582	$272,036
Provision for loan losses	(13,743)	27,975	(26,143)	80,022
Noninterest income	68,881	74,652	136,251	145,577
Noninterest expense	146,892	153,964	298,013	310,587

Income before income taxes	72,812	30,892	136,963	27,004
Provision for income taxes	26,680	11,213	50,135	9,427

Net income	$46,132	$19,679	$86,828	$17,577

Average assets	$11,090,295	$11,237,708	$11,073,610	$11,264,974

Capital Markets
Net interest income	$5,564	$4,824	$11,140	$7,188
Noninterest income	77,925	100,975	168,005	215,559
Noninterest expense	103,383	78,066	176,946	161,943

Income/(loss) before income taxes	(19,894)	27,733	2,199	60,804
Provision/(benefit) for income taxes	(7,736)	10,384	698	22,766

Net income/(loss)	$(12,158)	$17,349	$1,501	$38,038

Average assets	$2,249,831	$2,077,434	$2,150,290	$1,979,558

Corporate
Net interest income	$445	$1,113	$175	$6,670
Provision for loan losses	N/A	N/A	N/A	N/A
Noninterest income	9,007	4,925	21,878	29,832
Noninterest expense	36,286	11,833	56,957	32,322

Income/(loss) before income taxes	(26,834)	(5,795)	(34,904)	4,180
Benefit for income taxes	(18,843)	(10,392)	(29,375)	(15,466)

Net income/(loss)	$(7,991)	$4,597	$(5,529)	$19,646

Average assets	$5,086,989	$4,940,675	$5,098,012	$4,748,205

Non-Strategic
Net interest income	$29,771	$37,948	$61,718	$76,565
Provision for loan losses	14,743	42,025	28,143	94,978
Noninterest income	32,959	63,385	60,180	96,218
Noninterest expense	59,265	93,448	129,057	170,438

Loss before income taxes	(11,278)	(34,140)	(35,302)	(92,633)
Benefit for income taxes	(4,343)	(12,864)	(13,592)	(34,904)

Loss from continuing operations	(6,935)	(21,276)	(21,710)	(57,729)
Income/(loss) from discontinued operations, net of tax	3,788	129	4,748	(6,947)

Net loss	$(3,147)	$(21,147)	$(16,962)	$(64,676)

Average assets	$6,090,900	$7,344,761	$6,222,036	$7,587,370

Certain previously reported amounts have been reclassified to agree with current presentation.
N/A — Not applicable

Note 12 — Preferred Stock and Other Capital
FHN Preferred Stock and Warrant
On November 14, 2008, FHN issued and sold 866,540 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CPP, along with a Warrant to purchase common stock. The issuance occurred in connection with, and was governed by, the Treasury Capital Purchase Program (“Capital Purchase Program”) administered by the U.S. Treasury (“UST”) under the Troubled Asset Relief Program (“TARP”). In connection with the issuance of the Preferred Shares, FHN also issued a Warrant to purchase 12,743,235 common shares with an exercise price of $10.20 per share. The Warrant was immediately exercisable and was set to expire ten years after issuance. As a result of the stock dividends distributed through January 1, 2011, the Warrant was adjusted to cover 14,842,321 common shares at a purchase price of $8.757 per share. On December 22, 2010, subsequent to offerings of common equity and senior debt which raised more than $750 million, FHN repurchased all of the Preferred Shares and remitted the accrued and unpaid dividends. In first quarter 2011, FHN completed the purchase and cancellation of the Warrant to purchase common stock. FHN paid the UST $79.7 million to purchase the Warrant. The UST no longer holds any securities of FHN under the Capital Purchase Program.
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
First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Preferred Shares. On June 30, 2011 and 2010, the amount of Class B Preferred Shares that are perpetual in nature that was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition was $.3 million for both periods. The remaining balance has been eliminated in consolidation.
On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Class A Preferred Stock”) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On June 30, 2011 and 2010, $294.8 million of Class A Preferred Stock was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition for both periods.
Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Other comprehensive income/(loss) included in the Consolidated Condensed Statements of Equity and Income/(loss) from discontinued operations, net of tax included in the Consolidated Condensed Statements of Income, have been attributed solely to FHN as the controlling interest holder. The component of Income from continuing operations attributable to FHN as the controlling interest holder for the three months ended June 30, 2011 and 2010 is $16.2 million and $17.5 million, respectively, and $55.4 million and $11.8 million for the six months ended June 30, 2011 and 2010, respectively.

Note 13 — Loan Sales and Securitizations
Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. Since that time FHN has focused the originations of mortgages within its regional banking footprint. FHN no longer retains financial interests in loans it transfers to third parties. During second quarter 2011, FHN transferred $54.4 million of single-family residential mortgage loans in whole loan sales resulting in $.3 million of net pre-tax gains. During second quarter 2010, FHN transferred $178.9 million of single-family residential mortgage loans in whole loan sales resulting in $1.5 million of net pre-tax gains. During the six months ended June 30, 2011, FHN transferred $192.6 million of single-family residential mortgage loans in whole loan sales resulting in $1.2 million of net pre-tax gains. During the six months ended June 30, 2010, FHN transferred $353.8 million of single-family residential mortgage loans in whole loan sales resulting in $3.0 million of net pre-tax gains.
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
In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. In second quarter 2011 and 2010, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest. In second quarter 2011 and 2010, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 — Mortgage Servicing Rights. There were no additions to MSR in 2011 or 2010.
Other financial assets retained in proprietary or GSE securitizations may include excess interest (structured as interest-only strips), interest-only strips, or principal-only strips. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches and interest-only strips are interest cash flow tranches. All financial assets retained from off balance sheet securitizations are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of Mortgage banking noninterest income on the Consolidated Condensed Statements of Income.
The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2011 and 2010, are as follows:

	June 30, 2011			June 30, 2010
(Dollars in thousands	First	Second		First	Second
except for annual cost to service)	Liens	Liens	HELOC	Liens	Liens	HELOC

Fair value of retained interests	$183,530	$251	$3,177	$197,953	$242	$3,551
Weighted average life (in years)	4.3	2.9	2.6	3.7	2.3	2.5

Annual prepayment rate	20.0%	26.0%	29.4%	22.6%	33.0%	31.6%
Impact on fair value of 10% adverse change	$(9,109)	$(16)	$(229)	$(11,766)	$(24)	$(446)
Impact on fair value of 20% adverse change	(17,448)	(31)	(439)	(22,425)	(47)	(854)

Annual discount rate on servicing cash flows	11.6%	14.0%	18.0%	11.8%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(5,304)	$(7)	$(96)	$(5,189)	$(7)	$(173)
Impact on fair value of 20% adverse change	(10,273)	(14)	(187)	(10,071)	(13)	(336)

Annual cost to service (per loan)	$118	$50	$50	$115	$50	$50
Impact on fair value of 10% adverse change	(3,830)	(6)	(51)	(4,975)	(5)	(113)
Impact on fair value of 20% adverse change	(7,633)	(11)	(101)	(9,922)	(10)	(226)

Annual earnings on escrow	1.4%	—	—	2.0%	—	—
Impact on fair value of 10% adverse change	$(1,727)	—	—	$(2,484)	—	—
Impact on fair value of 20% adverse change	(3,454)	—	—	(4,968)	—	—

Note 13 — Loan Sales and Securitizations (continued)
The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2011 and 2010, are as follows:

	Excess
(Dollars in thousands	Interest	Certificated
except for annual cost to service)	IO	PO

June 30, 2011
Fair value of retained interests	$22,643	$8,775
Weighted average life (in years)	4.5	4.9
Annual prepayment rate	17.1%	25.6%
Impact on fair value of 10% adverse change	$(978)	$(303)
Impact on fair value of 20% adverse change	(1,893)	(594)

Annual discount rate on residual cash flows	13.1%	18.7%
Impact on fair value of 10% adverse change	$(926)	$(439)
Impact on fair value of 20% adverse change	(1,773)	(872)

June 30, 2010
Fair value of retained interests	$28,611	$11,340
Weighted average life (in years)	3.7	4.6

Annual prepayment rate	20.7%	25.4%
Impact on fair value of 10% adverse change	$(1,493)	$(336)
Impact on fair value of 20% adverse change	(2,875)	(668)

Annual discount rate on residual cash flows	13.6%	21.3%
Impact on fair value of 10% adverse change	$(1,101)	$(449)
Impact on fair value of 20% adverse change	(2,113)	(900)

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
For the three and six months ended June 30, 2011 and 2010, cash flows received and paid related to loan sales and securitizations were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Proceeds from initial sales and securitizations	$54,621	$180,430	$193,823	$356,766
Servicing fees retained (a)	19,843	27,074	41,335	55,890
Purchases of GNMA guaranteed mortgages	15,704	18,462	37,911	36,606
Purchases of previously transferred financial assets (b) (c)	88,444	66,314	141,636	187,405
Other cash flows received on retained interests	1,859	2,412	4,062	4,983

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes servicing fees on MSR associated with loan sales and purchased MSR.

(b)	Includes repurchases of both delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buyouts from GSEs in order to facilitate foreclosures.

(c)	2011 includes $32.7 million related to clean-up calls exercised by FHN in second quarter.

Note 13 — Loan Sales and Securitizations (continued)
The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and six months ended June 30, 2011, are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			Three Months Ended	Six Months Ended
	On June 30, 2011		June 30, 2011	June 30, 2011
Type of loan:
Real estate residential	$19,703,040	$926,851	$127,649	$255,998

Total loans managed or transferred (c)	$19,703,040	$926,851	$127,649	$255,998

Loans sold	(12,291,777)
Loans held for sale	(318,888)

Loans held in portfolio	$7,092,375

(a)	Loans 90 days or more past due include $39.9 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $8.9 billion of loans securitized through GNMA, FNMA, or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights. See Note 9 — Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs and private investors.

(c)	Amount represents real estate residential loans transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. For loans transferred to GSEs, includes all loans with retained interests.
The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and six months ended June 30, 2010, are as follows:

	Total Principal	Principal Amount	Net Credit
(Dollars in thousands)	Amount of Loans	of Delinquent Loans (a)	Losses (b)
			Three months ended	Six months ended
	On June 30, 2010		June 30, 2010	June 30, 2010
Type of loan:
Real estate residential	$24,237,368	$1,011,894	$151,686	$294,607

Total loans managed or transferred (c)	$24,237,368	$1,011,894	$151,686	$294,607

Loans sold	(16,110,053)
Loans held for sale	(339,062)

Loans held in portfolio	$7,788,253

(a)	Loans 90 days or more past due include $35.8 million of GNMA guaranteed mortgages.

(b)	Principal amount of loans securitized and sold includes $11.7 billion of loans securitized through GNMA, FNMA, or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights. See Note 9 — Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs and private investors.

(c)	Amount represents real estate residential loans transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. For loans transferred to GSEs, includes all loans with retained interests.

Note 13 — Loan Sales and Securitizations (continued)
Secured Borrowings. FTBNA executed several securitizations of retail real estate residential loans for the purpose of engaging in secondary market financing. Since the related trusts did not qualify as Qualified Special Purpose Entities (“QSPE”) under the applicable accounting rules at that time and since the cash flows on the loans are pledged to the holders of the trusts’ securities, FTBNA recognized the proceeds as secured borrowings in accordance with Accounting Standards Codification 860-10-50, “Transfers and Servicing” (“ASC 860-10-50”). With the prospective adoption of ASU 2009-17 in first quarter 2010, all amounts related to consolidated proprietary securitization trusts have been included in restricted balances on the Consolidated Condensed Statements of Condition.
In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust did not qualify as a sale under ASC 860. Therefore, FTNBA has accounted for the funds received through the securitization as a secured borrowing. On June 30, 2011, FTBNA had $112.5 million of loans, net of unearned income, $1.7 million of trading securities, and $51.8 million of term borrowings on the Consolidated Condensed Statements of Condition related to this transaction. On June 30, 2010, FTBNA had $112.5 million of loans, net of unearned income, $1.7 million of trading securities, and $50.7 million of term borrowings on the Consolidated Condensed Statements of Condition related to this transaction. See Note 14 — Variable Interest Entities for additional information.

Note 14 — Variable Interest Entities
ASC 810 defines a Variable Interest Entities (“VIE”) as an entity where the equity investors, as a group, lack either (1) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, (3) the right to receive the expected residual returns of the entity, or (4) when the equity investors, as a group, do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership, or other interest, that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, FHN is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant.
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
The following table summarizes VIE consolidated by FHN as of June 30, 2011 and 2010:

	June 30, 2011
	On-Balance Sheet	Rabbi Trusts Used for Deferred
	Consumer Loan Securitizations	Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$1,805	N/A
Loans, net of unearned income	694,031	N/A
Less: Allowance for loan losses	33,030	N/A

Total net loans	661,001	N/A

Other assets	13,983	$62,207

Total assets	$676,789	$62,207

Noninterest-bearing deposits	$903	N/A
Term borrowings	682,764	N/A
Other liabilities	49	$55,387

Total liabilities	$683,716	$55,387

Note 14 — Variable Interest Entities (continued)

	June 30, 2010
	On-Balance Sheet	Rabbi Trusts Used for Deferred
	Consumer Loan Securitizations	Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value

Assets:
Loans, net of unearned income	$833,830	N/A
Less: Allowance for loan losses	50,143	N/A

Total net loans	783,687	N/A

Other assets	24,662	$59,804

Total assets	$808,349	$59,804

Noninterest-bearing deposits	$880	N/A
Term borrowings	830,356	N/A
Other liabilities	121	$55,341

Total liabilities	$831,357	$55,341

Nonconsolidated Variable Interest Entities. First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIE because FTHC, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the LIHTC partnerships. The general partners are considered the primary beneficiaries because managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and the general partners are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.
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
In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FTBNA could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since FTBNA did not retain servicing or other decision making rights, FTBNA is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, FTBNA has accounted for the funds received through the securitization as a term borrowing in its Consolidated Condensed Statements of Condition. FTBNA has no contractual requirement to provide financial support to the trust.
FHN has previously issued junior subordinated debt totaling $309.3 million to First Tennessee Capital I (“Capital I”) and First Tennessee Capital II (“Capital II”). In first quarter 2011, FHN redeemed all $103.1 million of the subordinated debentures issued to Capital I leaving balances of Capital II outstanding as of June 30, 2011. Capital I (as of June 30, 2010 only) and Capital II are considered VIE because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. FHN cannot be the trusts’ primary beneficiary because FHN’s capital contributions to the trusts are not considered variable interests as they are not “at risk”. Consequently, Capital I and Capital II are not consolidated by FHN.

Note 14 — Variable Interest Entities (continued)
FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIE as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIE, in situations where FHN does not have the ability to participate in significant portions of a securitization trust’s cash flows, it is not considered the primary beneficiary of the trust. Therefore, these trusts are not consolidated by FHN.
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
For certain troubled commercial loans, FTBNA restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As FTBNA does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, FTBNA is exposed to potentially significant benefits and losses of the borrowing entity. FTBNA has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.
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

Note 14 — Variable Interest Entities (continued)
The following table summarizes VIE that are not consolidated by FHN as of June 30, 2011 and 2010:

	June 30, 2011
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$79,613	$—	Other assets
Small Issuer Trust Preferred Holdings (c)	465,157	—	Loans, net of unearned income
On-Balance Sheet Trust Preferred Securitizations	62,411	51,750	(d)
Proprietary Trust Preferred Issuances (e)	N/A	206,186	Term borrowings
Proprietary & Agency Residential Mortgage Securitizations	375,669	—	(f)
Holdings of Agency Mortgage-Backed Securities (c)	3,420,924	—	(g)
Short Positions in Agency Mortgage-Backed Securities (e)	N/A	360	Trading liabilities
Commercial Loan Troubled Debt Restructurings (h) (i)	105,482	—	Loans, net of unearned income
Managed Discretionary Trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $79.1 million of current investments and $.6 million of contractual funding commitments. Only the current investment amount is included in Other assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	$112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $51.8 million classified as Term borrowings.

(e)	No exposure to loss due to the nature of FHN’s involvement.

(f)	Includes $94.1 million and $65.6 million classified as MSR and $12.8 million and $18.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $281.3 million are classified as Other assets and is offset by aggregate custodial balances of $97.0 million classified as Noninterest-bearing deposits.

(g)	Includes $495.3 million classified as Trading securities and $2.9 billion classified as Securities available for sale.

(h)	Maximum loss exposure represents $101.9 million of current receivables and $3.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 — Variable Interest Entities (continued)

	June 30, 2010
(Dollars in thousands)	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships (a) (b)	$100,057	$—	Other assets
Small Issuer Trust Preferred Holdings (c)	465,350	—	Loans, net of unearned income
On-Balance Sheet Trust Preferred Securitizations	63,453	50,721	(d)
Proprietary Trust Preferred Issuances (e)	N/A	309,000	Term borrowings
Proprietary & Agency Residential Mortgage Securitizations	322,659	—	(f)
Holdings of Agency Mortgage-Backed Securities (c)	2,503,929	—	(g)
Short Positions in Agency Mortgage-Backed Securities (e)	N/A	732	Trading liabilities
Commercial Loan Troubled Debt Restructurings (h) (i)	36,686	—	Loans, net of unearned income
Managed Discretionary Trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $98.7 million of current investments and $1.3 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

(b)	A liability is not recognized because investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	$112.5 million was classified as Loans, net of unearned income, and $1.7 million was classified as Trading securities which are offset by $50.7 million classified as Term borrowings.

(e)	No exposure to loss due to the nature of FHN’s involvement.

(f)	Includes $93.7 million and $77.8 million classified as Mortgage servicing rights and $17.4 million and $22.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $227.1 million are classified as Other assets and is offset by aggregate custodial balances of $116.1 million classified as Noninterest-bearing deposits.

(g)	Includes $491.8 million classified as Trading securities and $2.0 billion classified as Securities available for sale.

(h)	Maximum loss exposure represents $36.1 million of current receivables and $.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.
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
On June 30, 2011 and 2010, respectively, FHN had $163.0 million and $168.5 million of cash receivables and $124.4 million and $120.3 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds, with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions which require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $126.8 million of assets and $37.0 million of liabilities on June 30, 2011, and $26.1 million of assets and $18.8 million of liabilities on June 30, 2010. As of June 30, 2011, FHN had received collateral of $118.9 million and had received no collateral as of June 30, 2010. As of June 30, 2011 and 2010, FHN posted collateral of $41.4 million and $24.7 million, respectively, in the normal course of business related to these contracts.

Note 15 — Derivatives (continued)
Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $134.8 million of assets and $154.7 million of liabilities on June 30, 2011 and was $158.2 million of assets and $173.2 million of liabilities on June 30, 2010. As of June 30, 2011 and 2010, FHN had received collateral of $124.4 million and $120.3 million and posted collateral of $161.8 million and $165.8 million, respectively, in the normal course of business related to these agreements.
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
The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three and six months ended June 30, 2011:

				Gains/(Losses)
				Three Months Ended	Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	June 30, 2011	June 30, 2011
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$2,925,000	$5,654	$6,311	$10,391	$6,348
Interest Rate Swaps and Swaptions (a) (b)	$6,221,000	$39,785	$26,934	$14,885	$22,224
Hedged Items:
Mortgage Servicing Rights (b) (c)	N/A	$183,364	N/A	$(10,457)	$(3,325)
Other Retained Interests (b) (d)	N/A	$31,623	N/A	$597	$2,641

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.

Note 15 — Derivatives (continued)
The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three and six months ended June 30, 2010:

				Gains/(Losses)
				Three Months Ended	Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	June 30, 2010	June 30, 2010
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$1,450,000	$13,950	N/A	$35,060	$40,620
Interest Rate Swaps and Swaptions (a) (b)	$2,775,000	$32,224	$6,333	$29,371	$56,421
Hedged Items:
Mortgage Servicing Rights (b) (c)	N/A	$197,378	N/A	$(21,722)	$(45,057)
Other Retained Interests (b) (d)	N/A	$40,204	N/A	$1,390	$3,021

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other Liabilities section of the Consolidated Condensed Statements of Condition.

(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.

(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.

(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.
Capital Markets
Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including options, caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Other assets and Other liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $71.2 million and $91.8 million for the three months ended June 30, 2011 and 2010, respectively, and $154.4 million and $197.1 million for the six months ended June 30, 2011 and 2010, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in Capital markets noninterest income.
The following tables summarize FHN’s derivatives associated with capital markets trading activities as of June 30, 2011 and 2010:

	June 30, 2011
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,458,306	$72,576	$1,537
Offsetting Upstream Interest Rate Contracts	1,458,306	1,537	72,576
Forwards and Futures Purchased	3,397,605	5,318	1,785
Forwards and Futures Sold	3,771,659	1,228	8,413

Note 15 — Derivatives (continued)

	June 30, 2010
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,679,157	$82,406	$4,687
Offsetting Upstream Interest Rate Contracts	1,679,157	4,687	82,406
Forwards and Futures Purchased	3,637,263	692	5,496
Forwards and Futures Sold	3,944,878	6,030	2,823

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
FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $1.0 billion on both June 30, 2011 and 2010. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $101.7 million and $114.1 million in Other assets on June 30, 2011 and 2010, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet impact of this swap was $11.4 million in Other assets on June 30, 2011. There was no ineffectiveness related to this hedge. Interest paid or received for this swap was recognized as an adjustment of the interest expense of the liability whose risk is being managed.
FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $200 million on both June 30, 2011 and 2010. This swap replaced the swap that was terminated in second quarter 2010 (see below) and re-hedged the subordinated debt with a new interest rate swap using the long-haul method of effectiveness assessment. The balance sheet impact of these swaps was $12.0 million in Other liabilities and $2.3 million in Other assets as of June 30, 2011 and 2010, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In second quarter 2010, FHN’s counterparty called the swap associated with the $200 million of subordinated debt. Accordingly, hedge accounting was discontinued on the date of the settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to interest expense over its remaining term.

Note 15 — Derivatives (continued)
The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2011 and 2010:

					Gains/(Losses)
					Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		June 30, 2011		June 30, 2011
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$980,417	$65,074	$414		$3,996		$(6,894)
Offsetting Upstream Interest Rate Contracts (a)	$980,417	$414	$67,774		$(4,596)		$6,994
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$113,090	$12,023		$22,789		$3,362
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$(22,789	) (d)	$(3,362	) (d)

					Gains/(Losses)
					Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		June 30, 2010		June 30, 2010
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,168,042	$88,496	$210		$16,895		$23,344
Offsetting Upstream Interest Rate Contracts (a)	$1,168,042	$210	$93,095		$(17,494)		$(24,444)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,104,000	$116,415	N/A		$26,145		$39,429
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,104,000	(c)	$(26,145	) (d)	$(39,429	) (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.

(c)	Represents par value of long term debt being hedged.

(d)	Represents gains/losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
FHN hedges held-to-maturity trust preferred loans with a principal balance of $201.6 million and $215.6 million as of June 30, 2011 and 2010, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $13.2 million and $20.0 million in Other liabilities on the Consolidated Condensed Statements of Condition as of June 30, 2011 and 2010, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Gain/(loss) is included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 15 — Derivatives (continued)
The following tables summarize FHN’s derivative activities associated with these loans for the three and six months ended June 30, 2011 and 2010:

					Gains/(Losses)
					Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	June 30, 2011		June 30, 2011
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$201,583	N/A		$13,246	$856		$3,952
Hedged Items:
Trust Preferred Loans (a)	N/A	$201,583	(b)	N/A	$(842	) (c)	$(3,943	) (c)

					Gains/(Losses)
					Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	June 30, 2010		June 30,2010
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$215,583	N/A		$19,997	$(361)		$(776)
Hedged Items:
Trust Preferred Loans (a)	N/A	$215,583	(b)	N/A	$384	(c)	$782	(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.

(c)	Represents gains/losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
Other Derivatives
In conjunction with the sale of a portion of its Visa Class B shares in December 2010, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of December 31, 2010, the conversion ratio of Visa Class B shares to Visa Class A shares was approximately 51 percent. FHN determined that the initial fair value of the derivative was equal to a pro rata portion of the previously accrued contingent liability for Visa litigation matters attributable to the 440,000 Visa Class B shares sold. This amount was determined to be a liability of $1.0 million as of December 31, 2010. In March 2011, Visa deposited an additional $400 million into the litigation escrow account. As a result, the conversion ratio was adjusted to 49 percent and FHN made a cash payment to the counterparty of $.7 million in second quarter 2011. On June 30, 2011, the derivative liability was $1.3 million.
Starting in second quarter 2011, FHN uses cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with $1.2 million of non-U.S dollar denominated loans. For second quarter 2011, the balance sheet impact and the gains/losses associated with these derivatives were not material.

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

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	June 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. treasuries	$—	$218,302	$—	$218,302
Government agency issued MBS	—	361,421	—	361,421
Government agency issued CMO	—	133,841	—	133,841
Other U.S. government agencies	—	192,643	—	192,643
States and municipalities	—	19,093	—	19,093
Corporate and other debt	—	239,205	5	239,210
Equity, mutual funds, and other	—	247	—	247

Total trading securities — capital markets	—	1,164,752	5	1,164,757

Trading securities — mortgage banking
Principal only	—	8,775	—	8,775
Interest only	—	—	22,848	22,848

Total trading securities — mortgage banking	—	8,775	22,848	31,623

Loans held for sale	—	9,372	215,870	225,242

Securities available for sale:
U.S. treasuries	—	46,250	—	46,250
Government agency issued MBS	—	1,501,767	—	1,501,767
Government agency issued CMO	—	1,423,894	—	1,423,894
Other U.S. government agencies	—	13,246	6,681	19,927
States and municipalities	—	17,865	1,500	19,365
Corporate and other debt	540	—	—	540
Venture capital	—	—	13,179	13,179
Equity, mutual funds, and other	7,279	—	—	7,279

Total securities available for sale	7,819	3,003,022	21,360	3,032,201

Mortgage servicing rights	—	—	186,958	186,958

Other assets:
Deferred compensation assets	25,356	—	—	25,356
Derivatives, forwards and futures	12,200	—	—	12,200
Derivatives, interest rate contracts	—	292,476	—	292,476

Total other assets	37,556	292,476	—	330,032

Total assets	$45,375	$4,478,397	$447,041	$4,970,813

Trading liabilities — capital markets:
U.S. treasuries	$—	$331,864	$—	$331,864
Government agency issued MBS	—	238	—	238
Government agency issued CMO	—	122	—	122
Other U.S. government agencies	—	6,026	—	6,026
Corporate and other debt	—	160,665	—	160,665

Total trading liabilities — capital markets	—	498,915	—	498,915

Other short-term borrowings and commercial paper	—	—	23,645	23,645

Other liabilities:
Derivatives, forwards and futures	16,509	—	—	16,509
Derivatives, interest rate contracts	—	194,504	—	194,504
Derivatives, other	—	6	1,270	1,276

Total other liabilities	16,509	194,510	1,270	212,289

Total liabilities	$16,509	$693,425	$24,915	$734,849

Note 16 — Fair Value of Assets & Liabilities (continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	June 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Trading securities — capital markets:
U.S. treasuries	$—	$105,796	$—	$105,796
Government agency issued MBS	—	295,046	—	295,046
Government agency issued CMO	—	196,775	—	196,775
Other U.S. government agencies	—	161,993	—	161,993
States and municipalities	—	21,708	—	21,708
Corporate and other debt	—	361,168	34	361,202
Trading loans	—	621,626	—	621,626
Equity, mutual funds, and other	—	2,438	—	2,438

Total trading securities — capital markets	—	1,766,550	34	1,766,584

Trading securities — mortgage banking
Principal only	—	11,340	—	11,340
Interest only	—	—	28,864	28,864

Total trading securities — mortgage banking	—	11,340	28,864	40,204

Loans held for sale	—	30,762	209,748	240,510
Securities available for sale:
U.S. treasuries	—	68,568	—	68,568
Government agency issued MBS	—	915,601	—	915,601
Government agency issued CMO	—	1,096,506	—	1,096,506
Other U.S. government agencies	—	18,128	89,495	107,623
States and municipalities	—	41,875	—	41,875
Corporate and other debt	546	—	—	546
Venture capital	—	—	16,141	16,141
Equity, mutual funds, and other	13,715	31,158	—	44,873

Total securities available for sale	14,261	2,171,836	105,636	2,291,733

Mortgage servicing rights	—	—	201,746	201,746

Other assets:
Deferred compensation assets	25,365	—	—	25,365
Derivatives, forwards and futures	20,672	—	—	20,672
Derivatives, interest rate contracts	—	324,438	—	324,438

Total other assets	46,037	324,438	—	370,475

Total assets	$60,298	$4,304,926	$546,028	$4,911,252

Trading liabilities — capital markets:
U.S. treasuries	$—	$224,951	$—	$224,951
Government agency issued MBS	—	732	—	732
Other U.S. government agencies	—	1,010	—	1,010
Corporate and other debt	—	254,784	—	254,784

Total trading liabilities — capital markets	—	481,477	—	481,477

Other short-term borrowings and commercial paper	—	—	25,886	25,886

Other liabilities:
Derivatives, forwards and futures	8,319	—	—	8,319
Derivatives, interest rate contracts	—	206,728	—	206,728

Total other liabilities	8,319	206,728	—	215,047

Total liabilities	$8,319	$688,205	$25,886	$722,410

Note 16 — Fair Value of Assets & Liabilities (continued)
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2011 and 2010, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2011
				Securities available for sale			Mortgage		Net derivative		Other short-term
	Trading	Loans held		Investment	Venture		servicing		assets and		borrowings and
(Dollars in thousands)	securities (a)	for sale		portfolio (b)	Capital		rights, net		liabilities		commercial paper

Balance on April 1, 2011	$25,370	$209,863		$8,428	$13,179		$207,748		$(2,100)		$27,991
Total net gains/(losses) included in:
Net income	733	(4,069)		—	—		(15,006)		(32)		(4,346)
Other comprehensive income	—	—		58	—		—		—		—
Purchases	—	23,079		—	—		—		—		—
Issuances	—	—		—	—		—		—		—
Sales	(132)	—		—	—		—		—		—
Settlements	(3,118)	(10,519)		(305)	—		(5,784)		862		—
Net transfers in/(out) level 3	—	(2,484	) (f)	—	—		—		—		—

Balance June 30, 2011	$22,853	$215,870		$8,181	$13,179		$186,958		$(1,270)		$23,645

Net unrealized gains/(losses) included in net income	$286 (c)	$(4,069	) (c)	$—	$—	(d)	$(14,802	) (c)	$(32	) (e)	$(4,346	) (c)

	Three Months Ended June 30, 2010
					Securities available for sale			Mortgage		Other short-term
	Trading		Loans held		Investment	Venture		servicing		borrowings and
(Dollars in thousands)	securities (a)		for sale		portfolio (b)	Capital		rights, net		commercial paper

Balance on April 1, 2010	$47,411		$209,672		$94,328	$16,141		$264,959		$36,180
Total net gains/(losses) included in:
Net income/(loss)	1,145		(3,803)		—	—		(31,417)		(10,294)
Other comprehensive income	—		—		350	—		—		—
Purchases, sales, issuances, and settlements, net	(19,658)		3,879		(3,683)	—		(31,796)		—

Balance June 30, 2010	$28,898		$209,748		$90,995	$16,141		$201,746		$25,886

Net unrealized gains/(losses) included in net income	$443	(c)	$(3,803	) (c)	$—	$—	(d)	$(30,121	) (c)	$(10,294	) (c)

Certain previously reported amounts have been reclassified to agree with current presentation.
(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.

(b)	Primarily represents other U.S. government agencies. States and municipalities are not significant.

(c)	Primarily included in Mortgage banking income on the Consolidated Condensed Statements of Income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities AFS that are included in securities gains/(losses) in noninterest income.

(e)	Included in Other expense.

(f)	Transfers out of recurring level 3 balances reflect movements out of loans held for sale and into real estate acquired by foreclosure (level 3 nonrecurring).

Note 16 — Fair Value of Assets & Liabilities (continued)
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2011 and 2010, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2011
				Securities available for sale			Mortgage		Net derivative		Other short-term
	Trading	Loans held		Investment	Venture		servicing		assets and		borrowings and
(Dollars in thousands)	securities (a)	for sale		portfolio (b)	Capital		rights, net		liabilities		commercial paper

Balance on January 1, 2011	$26,478	$207,632		$39,391	$13,179		$207,319		$(1,000)		$27,309
Total net gains/(losses) included in:
Net income	2,933	(8,194)		—	—		(7,359)		(1,132)		(3,664)
Other comprehensive income	—	—		(1,688)	—		—		—		—
Purchases	—	39,120		—	—		—		—		—
Issuances	—	—		—	—		—		—		—
Sales	(132)	—		(29,217)	—		—		—		—
Settlements	(6,426)	(19,869)		(305)	—		(13,002)		862		—
Net transfers in/(out) level 3	—	(2,819	) (f)	—	—		—		—		—

Balance June 30, 2011	$22,853	$215,870		$8,181	$13,179		$186,958		$(1,270)		$23,645

Net unrealized gains/(losses) included in net income	$2,059 (c)	$(8,194	) (c)	$—	$-	(d)	$(7,048	) (c)	$(667	) (e)	$(3,664	)(c)

	Six Months Ended June 30, 2010
				Securities available for sale			Mortgage	Other short-term
	Trading	Loans held		Investment	Venture		servicing	borrowings and
(Dollars in thousands)	securities (a)	for sale		portfolio (b)	Capital		rights, net	commercial paper

Balance on January 1, 2010	$56,132	$206,227		$99,173	$15,743		$302,611	$39,662
Adjustment due to adoption of amendments to ASC 810	(4,776)	—		—	—		(2,293)	—
Total net gains/(losses) included in:
Net income	3,162	(4,841)		—	—		(57,455)	(13,776)
Other comprehensive income	—	—		1	—		—	—
Purchases, sales, issuances, and settlements, net	(25,620)	8,362		(8,179)	398		(41,117)	—

Balance on June 30, 2010	$28,898	$209,748		$90,995	$16,141		$201,746	$25,886

Net unrealized gains/(losses) included in net income	$964 (c)	$(4,841)	(c)	$—	$—	(d)	$(54,767) (c)	$(13,776)	(c)

Certain previously reported amounts have been reclassified to agree with current presentation.
(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.

(b)	Primarily represents other U.S. government agencies. States and municipalities are not significant.

(c)	Primarily included in Mortgage banking income on the Consolidated Condensed Statements of Income.

(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities AFS that are included in securities gains/(losses) in noninterest income.

(e)	Included in Other expense.

(f)	Transfers out of recurring level 3 balances reflect movements out of loans held for sale and into real estate acquired by foreclosure (level 3 nonrecurring).

Note 16 — Fair Value of Assets & Liabilities (continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2011 and 2010, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended	Six Months Ended
	Carrying value at June 30, 2011				June 30, 2011	June 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)

Loans held for sale — SBAs	$—	$49,641	$—	$49,641	$(2)	$(2)
Loans held for sale — first mortgages	—	—	13,428	13,428	(3,458)	(4,618)
Loans, net of unearned income (a)	—	—	169,448	169,448	(5,257)	(17,759)
Real estate acquired by foreclosure (b)	—	—	78,792	78,792	(4,612)	(9,651)
Other assets (c)	—	—	79,053	79,053	(1,809)	(4,355)

					$(15,138)	$(36,385)

					Three Months Ended	Six Months Ended
	Carrying value at June 30, 2010				June 30, 2010	June 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)

Loans held for sale — SBAs	$—	$10,707	$—	$10,707	$7	$48
Loans held for sale — first mortgages	—	—	20,959	20,959	(834)	(3,527)
Loans, net of unearned income (a)	—	—	215,198	215,198	(32,697)	(100,448)
Real estate acquired by foreclosure (b)	—	—	109,272	109,272	(3,445)	(9,376)
Other assets (c)	—	—	98,723	98,723	(2,684)	(5,218)

					$(39,653)	$(118,521)

Certain previously reported amounts have been reclassified to agree with current presentation.
(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.

(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.

(c)	Represents low income housing investments.
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
In second quarter 2011, FHN exercised a clean-up call on a first lien mortgage proprietary securitization trust. In accordance with accounting requirements, FHN initially recognized the associated loans at fair value. Fair value was primarily determined through reference to observable inputs, including current market prices for similar loans. Since these loans were from the 2003 vintage, adjustments were made for the higher yields and lower credit risk associated with the loans in comparison to more currently originated loans being sold. This resulted in recognition of an immaterial premium for the called loans.

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
Repurchased loans are recognized within loans held-for-sale at fair value at the time of repurchase, which includes consideration of the credit status of the loans and the estimated liquidation value. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. Due to the credit-distressed nature of the vast majority of repurchased loans and the related loss severities experienced upon repurchase, FHN believes that the fair value election provides a more timely recognition of changes in value for these loans that occur subsequent to repurchase. Absent the fair value election, these loans would be subject to valuation at the lower of cost or market value, which would prevent subsequent values from exceeding the initial fair value, determined at the time of repurchase but would require recognition of subsequent declines in value. Thus, the fair value election provides for a more timely recognition of any potential future recoveries in asset values while not affecting the requirement to recognize subsequent declines in value.
In second quarter 2010, capital markets acquired a pool of conforming mortgage loans having a fair value carrying amount of $621.6 million with the intent to transfer the loans to a counterparty during the third quarter following the quarter of acquisition. As part of this transaction, capital markets entered into forward delivery contracts to economically hedge the value of the loans. FHN elected to recognize the loans at fair value and classified them as trading loans within trading securities in the Consolidated Condensed Statements of Condition as of June 30, 2010. For the loans acquired in second quarter 2010, delivery of the loans and the related settlement of the forward delivery contracts occurred in third quarter 2010.
FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within Other Short Term Borrowings and Commercial Paper in the Consolidated Condensed Statements of Condition as of June 30, 2011 and 2010. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	June 30, 2011
			Fair value carrying amount
	Fair value	Aggregate	less aggregate unpaid
(Dollars in thousands)	carrying amount	unpaid principal	principal

Loans held for sale reported at fair value:
Total loans	$225,242	$298,681	$(73,439)
Nonaccrual loans	40,927	83,372	(42,445)
Loans 90 days or more past due and still accruing	10,866	21,587	(10,721)

	June 30, 2010
			Fair value carrying amount
	Fair value	Aggregate	less aggregate unpaid
(Dollars in thousands)	carrying amount	unpaid principal	principal

Trading loans reported at fair value:
Total loans	$621,626	$603,406	$18,220
Nonaccrual loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—
Loans held for sale reported at fair value:
Total loans	240,510	292,605	(52,095)
Nonaccrual loans	22,506	45,495	(22,989)
Loans 90 days or more past due and still accruing	8,815	23,689	(14,874)

Note 16 — Fair Value of Assets & Liabilities (continued)
Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Changes in fair value included in net income:
Capital markets noninterest income
Trading loans	$—	$11,752	$—	$11,752
Mortgage banking noninterest income
Loans held for sale	(4,069)	(3,803)	(8,194)	(4,841)
Other short-term borrowings and commercial paper	(4,346)	(10,294)	(3,664)	(13,776)

For the three months ended June 30, 2011 and 2010, the amounts for loans held for sale include losses of $2.8 million and $.1 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. For the six months ended June 30, 2011 and 2010, the amounts for loans held for sale include losses of $5.3 million and $5.8 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.
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

Note 16 — Fair Value of Assets & Liabilities (continued)
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
Derivative assets and liabilities. The fair value for forwards and futures contracts used to hedge the value of servicing assets is based on current transactions involving identical securities. These contracts are exchange-traded and thus have no credit risk factor assigned as the risk of non-performance is limited to the clearinghouse used.
Valuations of other derivatives (primarily interest rate related swaps, swaptions, caps, and collars) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, option volatility, and option skew. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value.
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

Note 16 — Fair Value of Assets & Liabilities (continued)
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

Note 16 — Fair Value of Assets & Liabilities (continued)
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held for sale, and term borrowings as of June 30, 2011 and 2010, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of June 30, 2011 and 2010.

	June 30, 2011		June 30, 2010
	Book	Fair	Book	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets:
Loans, net of unearned income and allowance for loan losses	$15,537,555	$14,667,125	$16,372,781	$15,369,601
Short-term financial assets	861,441	861,441	878,058	878,058
Trading securities	1,196,380	1,196,380	1,806,789	1,806,789
Loans held for sale	397,931	397,931	505,237	505,237
Securities available for sale	3,230,477	3,230,477	2,489,819	2,489,819
Derivative assets	304,676	304,676	345,110	345,110
Other assets	104,409	104,409	124,088	124,088
Nonearning assets	1,019,589	1,019,589	1,283,951	1,283,951

Liabilities:
Deposits:
Defined maturity	1,791,174	1,840,353	$2,169,430	$2,258,257
Undefined maturity	14,104,853	14,104,853	13,032,386	13,032,386

Total deposits	15,896,027	15,945,206	15,201,816	15,290,643
Trading liabilities	498,915	498,915	481,477	481,477
Short-term financial liabilities	2,193,901	2,193,901	2,766,339	2,766,339
Term borrowings	2,502,517	2,301,311	2,926,675	2,570,179
Derivative liabilities	212,289	212,289	215,047	215,047
Other noninterest-bearing liabilities	498,726	498,726	795,914	795,914

	Contractual	Fair	Contractual	Fair
	Amount	Value	Amount	Value

Unfunded Commitments:
Loan commitments	$7,938,091	$1,234	$7,950,124	$1,107
Standby and other commitments	391,539	6,534	513,936	6,133

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
During first quarter 2011, FHN agreed to sell FHI and Highland. FHN has incurred goodwill impairment, severance costs, and asset write-offs related to the sale of FHI. Both sales closed in second quarter 2011.
In 2010, FHN exited its institutional research business and incurred a goodwill impairment, severance and contract terminations costs, and asset write-offs when exiting the business. Additionally, in late 2009, FHN sold and closed its Louisville remittance processing operations and the Atlanta insurance business and also cancelled a large services/consulting contract. Net costs recognized by FHN in the six months ended June 30, 2011, related to restructuring, repositioning, and efficiency activities were $29.7 million. Of this amount, $11.2 million represented exit costs that were accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). Significant expenses recognized year to date 2011 resulted from the following actions:
•	Severance and other employee costs of $10.2 million primarily related to efficiency initiatives within corporate and bank services functions which is classified as Employee compensation, incentives, and benefits within noninterest expense.

•	Goodwill impairment of $10.1 million related to the contracted sale of FHI which is reflected in Income/(loss) from discontinued operations.

•	Loss of $9.0 million related to cancellation of a technology services contract which is reflected in All other expense.
Net costs recognized by FHN in the six months ended June 30, 2010, related to restructuring, repositioning, and efficiency activities were $10.7 million. Of this amount, $6.3 million represented exit costs that were accounted for in accordance with ASC 420. Significant expenses recognized through June 30, 2010, resulted from the following actions:
•	Severance and other employee costs of $2.5 million related to the exit of the institutional equity research business and the 2009 sale of Louisville remittance processing operations which is primarily included in Income/(loss) from discontinued operations, net of tax.

•	Goodwill impairment of $3.3 million and lease abandonment expense of $2.3 million primarily related to the closure of the institutional equity research business which is classified within Income/(loss) from discontinued operations, net of tax.
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
Activity in the restructuring and repositioning liability for the six months ended June 30, 2011 and 2010, is presented in the following table, along with other restructuring and repositioning expenses recognized. Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment.

	Three Months Ended				Six Months Ended
	June 30				June 30
	2011		2010		2011		2010
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability

Beginning balance	$—	$8,643	$—	$15,653	$—	$9,108	$—	$15,903
Severance and other employee related costs	7,740	7,740	(508)	(508)	10,236	10,236	2,540	2,540
Facility consolidation costs	44	44	21	21	839	839	2,311	2,311
Other exit costs, professional fees, and other	84	84	(28)	(28)	84	84	1,461	1,461

Total accrued	7,868	16,511	(515)	15,138	11,159	20,267	6,312	22,215
Payments related to:
Severance and other employee related costs		476		213		3,430		5,703
Facility consolidation costs		586		830		1,276		1,396
Other exit costs, professional fees, and other		87		419		87		1,377
Accrual reversals		—		1,839		112		1,902

Restructuring and repositioning reserve balance		$15,362		$11,837		$15,362		$11,837

Other restructuring and repositioning expense:
Mortgage banking expense on servicing sales	—		1,532		—		1,532
(Gains)/losses on divestitures	(753)		—		(753)		—
Impairment of premises and equipment	—		—		184		706
Impairment of intangible assets	—		—		10,100		3,348
Impairment of other assets	—		36		—		267
Other	9,040		(1,485)		9,040		(1,466)

Total other restructuring and repositioning expense	8,287		83		18,571		4,387

Total restructuring and repositioning charges	$16,155		$(432)		$29,730		$10,699

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 17 — Restructuring, Repositioning, and Efficiency (continued)
FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through June 30, 2011, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

Total
(Dollars in thousands)	Expense

Severance and other employee related costs	$71,418
Facility consolidation costs	39,580
Other exit costs, professional fees, and other	19,030
Other restructuring and repositioning expense/(income):
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	21,175
Net loss on divestitures	11,755
Impairment of premises and equipment	22,081
Impairment of intangible assets	48,231
Impairment of other assets	40,492
Other	7,574

Total restructuring and repositioning charges incurred to date as of June 30, 2011	$289,008

Certain previously reported amounts have been reclassified to agree with current presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information	70

Forward-Looking Statements	71

Financial Summary — (Comparison of Second Quarter 2011 to Second Quarter 2010)	71

Statement of Condition Review — (Comparison of Second Quarter 2011 to Second Quarter 2010)	79

Financial Summary — (Comparison of first six months of 2011 to first six months of 2010)	81

Capital	84

Asset Quality	86

Risk Management	100

Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations	106

Market Uncertainties and Prospective Trends	115

Critical Accounting Policies	117

Non-GAAP Information	127

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2011, was one of the 30 largest bank holding companies in the United States in terms of asset size.
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
In first quarter 2011, FHN agreed to sell First Horizon Insurance, Inc. (“FHI”), the former subsidiary of First Tennessee Bank, which provides property and casualty insurance services to customers in over 40 states, and Highland Capital Management Corporation (“Highland”), the former subsidiary of First Horizon National Corporation, which provides asset management services. In second quarter 2011, the divestitures of both businesses were completed. The results of operations for both businesses have been included in the discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Consistent with historical practice, these businesses were moved to the non-strategic segment with other exited businesses and discontinued products. Consequently, all segment disclosure has been revised for all periods presented.
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
For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three and six-month periods ended June 30, 2011, compared to the three and six-month periods ended June 30, 2010. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2010 financial statements, notes, and MD&A is provided in the 2010 Annual Report.
Non-GAAP Measures
Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (GAAP) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratios presented in this filing are net interest margin adjusted for FTE and the tier 1 common capital ratio. These measures are reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by the inclusion in the stress tests administered by the United States Treasury Department (“UST”) under the Capital Assistance Program. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 capital is a regulatory term and is generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is also a regulatory term and includes total assets adjusted for credit risk and is used to determine regulatory capital ratios. Refer to Table 21 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.
FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), UST, the Bureau of Consumer Financial Protection (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ, possibly materially, because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2011, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY — (Comparison of second quarter 2011 to second quarter 2010)
For second quarter 2011, FHN reported net income available to common shareholders of $20.0 million, or $.08 diluted earnings per share compared to $2.7 million, or $.01 diluted earnings per share in second quarter 2010. Net income available to common shareholders in 2010 included the impact of $14.9 million of dividends associated with preferred stock issued to the UST under the Troubled Asset Relief Program (“TARP”) which was repurchased in fourth quarter 2010.

Improved results in 2011 were driven by a decline in the provision for loan losses which more than offset a decline in revenue. The $69.0 million decline in loan loss provisioning resulted from aggregate improvement in the risk profile of the loan portfolio as overall relatively stronger economic conditions from a year ago helped strengthen both commercial and consumer borrowers. Total revenue was $361.6 million in 2011 compared to $426.0 million in 2010. The decline in revenue was driven by a $31.2 million decrease in mortgage banking income and a $23.0 million reduction in capital markets income. The lower mortgage banking income is primarily attributable to a decline in positive net hedging results and the decline in capital markets income reflects normalizing market conditions for fixed income trading revenue.
Noninterest expense increased 3 percent to $345.8 million in 2011 compared to $337.3 million in 2010. In 2011, noninterest expense includes a $36.7 million loss accrual related to a litigation matter and $16.6 million of charges associated with restructuring and repositioning activities. These increases were offset in part by a $31.6 million decline in the provision for repurchase and foreclosure losses due to favorable trends in new repurchase claims, loss severities, and resolutions. Additionally, personnel expenses decreased $9.5 million from a year ago reflecting declines in variable compensation expense associated with lower fixed income trading revenue and headcount reductions. In 2010, expenses were favorably affected by the reversal of $5.0 million of the contingent liability for certain Visa legal matters.
The divestitures of FHI and Highland resulted in after-tax gains of $4.2 million in second quarter 2011. These gains, along with the operating results of FHI and Highland, are reflected in Discontinued operations, net of tax on the Consolidated Condensed Statements of Income for all periods presented.
Return on average common equity and return on average assets for second quarter 2011 were 3.36 percent and .37 percent, respectively, compared to .49 percent and .32 percent in 2010. Tier 1 capital ratio was 14.39 percent as of June 30, 2011, compared to 16.80 percent on June 30, 2010. On June 30, 2011 and 2010, total period-end assets were $25.1 billion and $26.3 billion, respectively. Shareholders’ equity was $2.7 billion on June 30, 2011, compared to $3.3 billion on June 30, 2010.
BUSINESS LINE REVIEW — (Comparison of second quarter 2011 to second quarter 2010)
Regional Banking
The regional banking segment had pre-tax income of $72.8 million in 2011 compared to $30.9 million in 2010. The improvement in pre-tax results was due to a $41.7 million decline in loan loss provisioning. Total revenue decreased $6.9 million to $206.0 million in 2011 from $212.8 million in 2010 which was more than offset by a $7.1 million reduction in noninterest expense in 2011.
Net interest income was slightly lower in 2011 at $137.1 million compared to $138.2 million in 2010 despite a $266.3 million decline in average earning assets. FHN’s focus on improving commercial loan pricing largely mitigated the decline in net interest income due to a decrease in balances of loans to mortgage companies and a decrease in contribution from interest bearing deposits and allocated equity. The net interest margin in regional banking improved to 5.24 percent during 2011 from 5.12 percent in 2010. The regional bank’s margin expanded 12 basis points as a result of improved commercial loan pricing which was somewhat offset by allocated equity and the negative impact from deposit contribution as a result of the historically low interest environment.
The regional bank recognized a provision credit of $13.7 million in 2011 compared to provision expense of $28.0 million in 2010. In 2011, overall improvement in the economic environment and stabilizing property values contributed to aggregate improvement in the Income Commercial Real Estate (“CRE”) and Commercial, Financial, and Industrial (“C&I”) loan portfolios resulting in upward loan grade migration.
Noninterest income declined 8 percent, or $5.8 million, to $68.9 million in 2011 primarily driven by lower deposit fees. Deposit transactions and cash management fees declined $3.9 million to $34.9 million in 2011 as fees from nonsufficient funds (“NSF”) declined $4.5 million reflecting the negative effect of the overdraft provisions of Regulation E (“Reg E”) which became effective in third quarter 2010. The new provisions require retail customers to elect to receive overdraft protection for debit card and ATM transactions. Mortgage origination income decreased to $.1 million in 2011 from $3.6 million in 2010 due to lower demand for mortgage refinances from a year ago.

Noninterest expense decreased to $146.9 million in 2011 from $154.0 million in 2010 as nearly all categories of noninterest expense declined. The majority of the expense reductions related to personnel costs which declined $2.4 million to $57.5 million in 2011 due to headcount reductions and decrease in incentives associated with mortgage originations. Expenses related to advertising and marketing declined $2.0 million in 2011 primarily due to FHN’s focus on cost reductions throughout the organization and legal fees declined $1.4 million primarily related to lower litigation fees in 2011.
Capital Markets
The pre-tax loss in the capital markets segment was $19.9 million in 2011 compared to pre-tax income of $27.7 million in 2010 primarily due to a loss accrual associated with the settlement of a litigation matter and a decline in fixed income sales revenue. Revenue from fixed income sales decreased to $71.2 million in 2011 from $91.8 million in 2010 with average daily revenue declining to $1.1 million in 2011 from $1.5 million in 2010, reflecting more favorable market conditions in 2010. Revenue from other products, including fee income from activities such as loan sales, portfolio advisory, and derivative sales decreased from $9.1 million in 2010 to $6.8 million in 2011. Noninterest expense increased to $103.4 million in 2011 from $78.1 million in 2010 as a $36.7 million loss accrual associated with a litigation settlement more than offset the reduction of variable compensation costs associated with the decrease in fixed income sales revenue.
Corporate
The corporate segment’s pre-tax loss was $26.8 million in 2011 compared to $5.8 million in 2010. Net interest income was $.4 million in 2011 compared to $1.1 million in 2010. The decline in net interest income is primarily due to an increase in interest expense associated with the issuance of $500 million of senior debt in fourth quarter 2010.
Noninterest income was $9.0 million in 2011 compared to $4.9 million in 2010. The increase in noninterest income was primarily driven by the recognition of $3.4 million of interest income associated with a tax refund in 2011. Income from bank-owned life insurance (“BOLI”) declined slightly to $4.9 million in 2011 from $5.8 million in 2010 due to higher policy benefits received in 2010.
Noninterest expense increased to $36.3 million in 2011 from $11.8 million in 2010 primarily due to costs associated with restructuring activities in 2011. Personnel expenses increased as a result of severance-related costs associated with efficiency initiatives and other expenses increased as a result of a $9.0 million charge to cancel a technology services vendor contract in 2011. In 2010, FHN reversed $5.0 million of the contingent liability for certain Visa legal matters. There were no reversals in second quarter 2011. Legal and professional fees increased to $8.9 million in 2011 from $7.2 million in 2010 as a result of elevated costs related to litigation matters.
Non-Strategic
The pre-tax loss for the non-strategic segment was $11.3 million in 2011 compared to $34.1 million in 2010. The non-strategic segment includes the results from discontinued operations related to the sales of FHI and Highland which closed in second quarter 2011. See the discussion of Discontinued Operations for additional detail.
Net interest income declined $8.2 million to $29.8 million in 2011 primarily because of a decline in the size of the non-strategic loan portfolios due to the continued wind-down. Provision expense declined to $14.7 million in 2011 from $42.0 million in 2010 primarily due to overall improvement in the economic environment which helped strengthen consumer borrowers and also due to overall reduction in loan balances.
Mortgage banking income, which is comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse, decreased to $31.2 million in 2011 from $59.7 million in 2010. The mortgage warehouse includes loans remaining from the legacy mortgage banking business and loans repurchased pursuant to claims from investors (primarily government sponsored enterprises (“GSEs”)).
Servicing income, which includes fees for servicing mortgage loans, changes in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of mortgage servicing rights (“MSR”), is the largest component of mortgage banking income.

Servicing fees were $19.2 million in 2011, a $6.7 million decline from 2010. The decline in servicing fees is consistent with the continued reduction in the size of the servicing portfolio as the average unpaid principal balance (“UPB”) declined approximately $9 billion due to a bulk sale executed in second quarter 2010 and continued runoff. Positive net hedging results decreased to $15.4 million in 2011 from $44.1 million in 2010 reflecting tightened spreads between mortgage and swap rates in 2011 and continued runoff of the underlying servicing portfolio. The negative impact attributable to runoff was $5.5 million in 2011 compared to $7.2 million in 2010, which was primarily the result of a smaller servicing portfolio in 2011 driven by natural runoff and lower volumes of refinance activity.
Origination income was $1.8 million in 2011 compared to a loss of $3.9 million in 2010. The increase is attributable to positive fair value adjustments to the remaining mortgage warehouse primarily driven by improved performance of the mortgage loans held for sale when compared with 2010.
Noninterest expense declined 37 percent to $59.3 million in 2011 from $93.4 million in 2010. Generally, with the exception of expenses associated with foreclosed assets, nearly all expenses declined from 2010 as the legacy businesses continue to steadily wind down. Although still elevated, the provision for repurchase and foreclosure losses declined $31.6 million to $24.6 million in 2011. See the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A for further discussion regarding FHN’s repurchase obligations. Expenses related to foreclosed assets increased $1.1 million from 2010 to $4.6 million in 2011 primarily driven by negative valuation adjustments associated with a single group of foreclosed assets. Personnel expenses, miscellaneous loan costs, and occupancy expenses all declined in 2011 reflecting the continued wind-down of businesses within the non-strategic segment.
INCOME STATEMENT REVIEW — (Comparison of second quarter 2011 to second quarter 2010)
Total consolidated revenue decreased 15 percent to $361.6 million in 2011 from $426.0 million in 2010 primarily due to a decline in mortgage banking and capital markets income.
NET INTEREST INCOME
Net interest income declined to $172.9 million in 2011 from $182.1 million in 2010 as average earning assets declined 5 percent to $21.8 billion and average interest-bearing liabilities declined 4 percent to $16.4 billion in 2011. The decline in net interest income is primarily attributable to a decrease in the size of the loan portfolio since second quarter 2010 with a majority of the decline attributable to runoff of the non-strategic portfolios. A shift in deposit mix partially mitigated the decline in net interest income.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. Table 1 details annualized yields and rates and the computation of the net interest margin for FHN. The consolidated net interest margin increased slightly to 3.20 percent in 2011 from 3.19 percent in 2010. The net interest spread increased 5 basis points to 3.00 percent in 2011 from 2.95 percent in 2010 and the impact of free funding decreased to 20 basis points from 24 basis points. The net interest margin was relatively flat as improved pricing of commercial loans more than offset the negative impact on the margin from a decline in deposit contribution and the issuance of senior debt in fourth quarter 2010.

Table 1 — Net Interest Margin

	Three Months Ended
	June 30
	2011	2010

Consolidated yields and rates:
Loans, net of unearned income	4.09%	4.07%
Loans held for sale	3.57	4.51
Investment securities	3.86	4.47
Capital markets securities inventory	3.39	3.86
Mortgage banking trading securities	10.17	8.26
Other earning assets	0.03	0.20

Yields on earning assets	3.83	3.85

Interest-bearing core deposits	0.64	0.80
Certificates of deposit $100,000 and more	1.91	2.27
Federal funds purchased and securities sold under agreements to repurchase	0.23	0.24
Capital markets trading liabilities	2.65	3.58
Other short-term borrowings and commercial paper	0.27	0.63
Term borrowings	1.49	1.02

Rates paid on interest-bearing liabilities	0.83	0.90

Net interest spread	3.00	2.95
Effect of interest-free sources	0.20	0.24

Net interest margin (a)	3.20%	3.19%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation — Table 21.
FHN’s net interest margin is expected to remain relatively stable in 2011 assuming the Federal Reserve holds interest rates at historically low levels and new loan growth increases, as expected.
NONINTEREST INCOME
Noninterest income was 52 percent of total revenue in 2011 compared to 57 percent in 2010 as total noninterest income decreased by $55.2 million, or 23 percent, to $188.8 million in 2011. The decrease primarily resulted from a decline in mortgage banking and capital markets income.
Capital Markets Noninterest Income
Capital markets noninterest income decreased to $77.9 million in 2011 from $100.9 million in 2010. Revenue from fixed income sales decreased from $91.8 million in 2010 to $71.2 million in 2011 as fixed income production levels reflected less favorable market conditions in 2011. Revenue from other products declined to $6.8 million in 2011 from $9.0 million in 2010 and continues to be a small component of capital markets income.
Table 2 — Capital Markets Noninterest Income

	Three Months Ended				Six Months Ended
	June 30		Percent		June 30		Percent
(Dollars in thousands)	2011	2010	Change (%)		2011	2010	Change (%)

Noninterest income:
Fixed income	$71,164	$91,849	22.5	-	$154,358	$197,119	21.7	-
Other product revenue	6,757	9,027	25.1	-	13,620	18,328	25.7	-

Total capital markets noninterest income	$77,921	$100,876	22.8	-	$167,978	$215,447	22.0	-

Mortgage Banking Noninterest Income
Mortgage banking income decreased to $32.1 million in 2011 from $63.3 million in 2010. Mortgage banking income is comprised of servicing income related to legacy mortgage banking operations, fees from mortgage origination activity in the regional banking footprint, and fair value adjustments to the mortgage warehouse.
Servicing income, which includes fees for servicing mortgage loans, changes in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income.

Servicing fees were $19.2 million in 2011, a $6.7 million decline from 2010. The decline in servicing fees is consistent with the continued reduction in the size of the servicing portfolio as the average UPB declined approximately $9 billion due to a bulk sale in second quarter 2010 and continued runoff. Positive net hedging results decreased to $15.4 million in 2011 from $44.1 million in 2010 reflecting more narrow spreads between mortgage and swap rates in 2011 and continued runoff of the underlying servicing portfolio. The negative impact attributable to runoff was $5.5 million in 2011 compared to $7.2 million in 2010, which was primarily the result of a smaller servicing portfolio in 2011 driven by natural runoff and lower volumes of refinance activity.
Origination income, which is comprised of fair value adjustments to the remaining mortgage warehouse and revenue from origination activities in and around Tennessee, was $2.8 million in 2011 compared to a loss of $.3 million in 2010. The improvement is primarily attributable to favorable valuation adjustments to the remaining mortgage warehouse, which is primarily driven by higher credit deterioration experienced in 2010 relative to 2011.
Deposit Fee Income
Deposit transactions and cash management fee income declined 10 percent to $35.1 million in 2011 from $39.0 million in 2010.The decline was primarily driven by lower NSF fund fees due to the impact of the new overdraft requirements of Reg E which became effective in third quarter 2010.
Other Noninterest Income
All other income and commissions increased $3.6 million from 2010 to $30.0 million in 2011. This increase was largely driven by the recognition of $3.4 million of interest associated with a tax refund in 2011. All other income categories were relatively flat compared to 2010.
Table 3 — Other Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Other income:
Bankcard income	$5,151	$5,271	$9,871	$9,819
Bank owned life insurance	4,920	5,784	9,735	12,253
ATM interchange fees	3,791	3,232	7,326	6,889
Other service charges	2,821	2,382	5,675	4,765
Letter of credit fees	1,869	1,802	3,645	3,441
Electronic banking fees	1,536	1,887	3,070	3,612
Deferred compensation	221	(771)	1,200	239
Gains on extinguishment of debt	—	—	5,761	17,060
Other	9,722	6,866	16,067	14,493

Total	$30,031	$26,453	$62,350	$72,571

NONINTEREST EXPENSE
Total noninterest expense in 2011 increased 3 percent to $345.8 million in 2011 from $337.3 million in 2010 as an accrual for a litigation settlement and costs associated with restructuring and repositioning activities more than offset a reduction in the repurchase and foreclosure provision.
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased $9.5 million from 2010 to $151.9 million in 2011. The decline in personnel expense is primarily the result of a reduction in variable compensation expense related to the decrease in capital markets’ fixed income trading revenue in 2011 and a decline in headcount since 2010. The decline in personnel expense was partially offset by $7.5 million of severance-related costs associated with restructuring, repositioning, and efficiency initiatives.
The repurchase and foreclosure provision declined $31.6 million since 2010 to $24.6 million in 2011 reflecting improving trends in the active pipeline, claims inflows, resolutions, and loss severities. See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 9

— Contingencies and Other Disclosures for additional details. Miscellaneous loan costs declined $3.7 million to $.9 million in 2011 consistent with the continued contraction of the non-strategic loan portfolios. Operations, occupancy, and advertising and marketing costs declined in 2011 because of FHN’s continued focus on cost reductions throughout the organization.
The impact of expense reductions described above was diminished by increases in other areas. Expenses associated with investments in technology increased in 2011 including: computer software expense; equipment rentals, depreciation, and maintenance; and contract employment costs. Legal and professional fees increased to $20.6 million in 2011 compared to $18.1 million in 2010 primarily driven by costs related to current litigation matters.
All other expense increased to $75.0 million in 2011 compared to $23.0 million in 2010. The increase in All other expenses is primarily due to a $36.7 million loss accrual related to a litigation settlement and a $9.0 million charge to cancel a technology services contract. Additionally, the provision for unfunded commitments, cost of collections, and administrative expenses associated with loan repurchases combined for an increase of $3.4 million compared to 2010. In 2010, noninterest expense was benefitted by a $5.0 million reversal associated with the reduction of FHN’s contingent liability associated with certain Visa legal matters.

The following table provides detail regarding FHN’s other expenses.
Table 4 — Other Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Other expense :
Losses from litigation and regulatory matters	$38,260	$1,270	$40,585	$1,270
Low income housing expense	4,973	5,364	9,670	10,830
Advertising and public relations	3,631	5,574	7,493	10,824
Other insurance and taxes	3,511	3,589	6,986	6,742
Travel and entertainment	2,178	2,627	3,979	4,998
Employee training and dues	1,350	965	2,601	2,407
Customer relations	1,155	1,838	2,425	3,805
Bank examination costs	1,117	1,142	2,235	2,284
Supplies	801	1,083	1,782	2,231
Loan insurance expense (a)	706	682	1,487	(2,192)
Federal services fees	291	712	755	1,619
Other (b)	17,026	(1,839)	22,827	5,923

Total	$74,999	$23,007	$102,825	$50,741

(a)	First quarter 2010 includes the cancellation of an HLTV insurance contract and return of $3.8 million of premiums.

(b)	Second quarter 2011 includes $9.0 million charge to terminate a technology services contract. Second quarter 2010 includes $5.0 million expense reversal related to the Visa contingent liability.
INCOME TAXES
The effective tax rate for 2011 cannot be compared to the tax rate in 2010 given the low level of pre-tax income in both periods. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. In 2011, there were several items which positively affected the effective tax rate. Tax credits reduced tax expense by $5.4 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced tax expense by $1.7 million. Additionally, tax expense was affected by $2.1 million due to a favorable tax audit resolution in 2011.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2011, FHN’s net DTA was approximately $176 million compared with $288 million as of June 30, 2010. The decline in the DTA from 2010 is primarily due to the reclassification of a portion of the DTA to current receivables due to expected deductions.
In order to support the recognition of the DTA, FHN’s management must conclude that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the remaining net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at June 30, 2011, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. A significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Additionally, FHN has sufficient carryback position, reversing DTL, and potential tax planning strategies to fully realize the DTA. Also, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty-year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the $176 million net DTA is more likely than not.
DISCONTINUED OPERATIONS
In second quarter 2011, FHN completed the sale of FHI and Highland. The results of operations, net of tax, for these businesses have been classified as discontinued operations on the Consolidated Condensed Statements of Income for all

periods presented. In 2011, Income from discontinued operations was $3.8 million, which primarily includes the after-tax gains on the divestitures. In first quarter 2011, FHN recognized a $10.1 million (pre-tax) goodwill impairment and $11.1 million of tax benefits associated with agreement to sell FHI.
STATEMENT OF CONDITION REVIEW — (Comparison of Second quarter 2011 to Second quarter 2010)
Total period-end assets were $25.1 billion at June 30, 2011, compared to $26.3 billion at June 30, 2010. Average assets decreased to $24.5 billion in 2011 from $25.6 billion in 2010. The decline in both period-end and average balances of total assets reflects the reduction in size of the loan portfolio.
EARNING ASSETS
Earning assets consist of loans, loans held for sale (“HFS”), investment securities, and other earning assets. Earning assets averaged $21.8 billion and $23.0 billion in second quarter 2011 and 2010, respectively. A more detailed discussion of the major line items follows.
Loans
Average loans declined 7 percent in 2011 from 2010 primarily as a result of the continued wind-down of the non-strategic portfolios combined with weak loan demand from good relationship-oriented borrowers. The decline in loans within the nonstrategic segment accounted for nearly all of the decline in average loans from last year.
Table 5 — Average Loans

	Three Months Ended June 30
		Percent	Percent			Percent
(Dollars in millions)	2011	of Total	Change		2010	of Total

Commercial:
Commercial, financial, and industrial	$6,867.9	43%	2.0	+	$6,730.5	39%
Commercial real estate:
Income CRE	1,362.5	9	16.4	-	1,629.9	10
Residential CRE	203.7	1	56.8	-	471.6	3

Total commercial	8,434.1	53	4.5	-	8,832.0	52

Retail:
Consumer real estate	5,436.4	34	9.6	-	6,013.6	35
Permanent mortgage	1,009.8	6	2.5	-	1,036.0	6
Credit card, OTC, and other	299.9	2	20.0	-	374.9	2
Restricted real estate loans (a)	708.9	5	17.0	-	853.6	5

Total retail	7,455.0	47	9.9	-	8,278.1	48

Total loans, net of unearned	$15,889.1	100%	7.1	-	$17,110.1	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	2011 includes $661.1 million of Consumer Real Estate loans and $47.8 million of Permanent Mortgage loans.
C&I loans comprised 81 percent of total commercial loans in 2011 compared to 76 percent in 2010. This portfolio realized the only increase in average balance between the periods. The increase in average C&I loans is primarily driven by growth in tax-free lending to government and municipalities in FHN’s Middle Tennessee Market. Commercial real estate loans declined $.5 billion in 2011 to $1.6 billion during 2011 as the commercial real estate market remains soft and the non-strategic components continue to wind down.
Total retail loans declined 10 percent, or $.8 billion, to $7.5 billion in 2011. The Consumer Real Estate Portfolio (home equity lines and installment loans) contributed $.6 billion, or 70 percent, of the decline in retail loans primarily within the non-strategic segment reflecting the continued wind-down. The Permanent Mortgage portfolio declined slightly to $1.0 billion in 2011 as a significant portion of the runoff since second quarter 2010 was offset by loans added to this portfolio due to the exercise of clean-up calls on securitization trusts in second quarter 2011 and fourth quarter 2010. Loans consolidated due to the adoption of amendments to ASC 810, combined with restricted home equity lines that were included in the Consumer Real Estate

Portfolio prior to 2010, are reflected within Restricted Real Estate Loans. These loans declined $144.6 million since 2010 and are expected to continue to gradually decline with natural runoff.
Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity, a tool for managing risk of interest rate movements, and collateral for repurchase agreements for public funds. Investment securities averaged $3.2 billion in 2011 compared to $2.6 billion in 2010 and represented 15 percent of earning assets in 2011 compared to 11 percent in 2010. Average investment securities increased reflecting the purchase of approximately $2.5 billion of debt investment securities in since 2010 which more than offset maturities. Purchases of AFS securities were largely driven by excess liquidity combined with continued low loan demand. See Note 3 — Investment Securities for further discussion regarding the composition of the AFS securities portfolio.
Loans Held-for-Sale
Loans HFS consists of the mortgage warehouse (including repurchased loans), student, small business, and home equity loans. The average balance of loans HFS decreased $126.7 million since 2010 and averaged $366.6 million in 2011. The decline from 2010 reflects the third quarter 2010 sale of approximately $120 million of student loans. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business, loans originated within the regional banking footprint awaiting transfer to the secondary market, and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $309.5 million, and comprised over 85 percent of loans HFS.
Other Earning Assets
All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.3 billion in 2011 compared to $2.7 billion in 2010. The decrease is attributable to a $.6 billion decline in Federal Reserve Bank deposits as excess cash balances were used to purchase securities for the AFS portfolio.
Core Deposits
In 2011, average core deposits increased 1 percent, or $.2 billion, to $14.9 billion. The increase in core deposits reflects growth due to the historically low interest rate environment as deposit holders were unable to obtain higher rates on other comparable investment products and an increase in insured network deposits. Some of this growth was diminished as certain business deposits declined concurrent with the conclusion of the FDIC’s Transaction Account Guarantee (“TAG”) program.
Short-Term Funds
Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings and commercial paper) averaged $3.6 billion during 2011, a decline of 6 percent from $3.9 billion in 2010. FHN’s contracting balance sheet and core deposit growth reduced reliance on higher-cost purchased short-term funds. Average FFP, which currently is entirely composed of funds from correspondent banks, and securities sold under repurchase agreements decreased to $1.5 billion in 2011 from $1.8 billion in 2010. The average balance of securities sold under agreements to repurchase declined $.2 billion to $.6 billion in 2011 given the low rates currently paid on these products combined with the ability to receive FDIC insurance coverage on business checking accounts. Other borrowings increased to $.3 billion in 2011 from $.2 billion in 2010 as FHN increased borrowings from the Federal Home Loan Bank (“FHLB”). On average, short-term purchased funds accounted for 17 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2011 compared to 18 percent in 2010.
Term Borrowings
Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Average term borrowings decreased 14 percent, or $.4 billion, and averaged $2.5 billion in 2011. The decline in average term–borrowings relates to maturities of the remaining long-term bank notes and the redemption of FHN’s subordinated debentures (TRUPs which paid 8.07 percent) in first quarter 2011. These declines were partially offset by the increase resulting from the fourth quarter issuance of $500 million of senior debt. Borrowings secured by restricted real estate loans declined $146.0 million which was generally consistent with the runoff of the associated retail real estate loans.
FINANCIAL SUMMARY — (Comparison of first six months of 2011 to first six months of 2010)
FHN reported net income available to common shareholders of $60.2 million or $.23 per diluted share for the six months ended June 30, 2011. The net loss available to common shareholders was $25.0 million or $.11 loss per diluted share for the six months ended June 30, 2010. For the six months ended June 30, 2011, return on average common equity was 5.08 percent and return on average assets was .54 percent. Return on average common equity and return on average assets were negative 17.11 percent and 1.16 percent, respectively, for the six months ended June 30, 2010. The net loss available to common shareholders in 2010 reflects the impact of $29.9 million of dividends related to the CPP preferred which was repaid in late 2010.
The improvement in results during 2011 is driven by a significant decline in the provision for loan losses which more than offset lower revenue.
For the first six months of 2011, total revenue was $731.9 million; a decrease of 14 percent from $849.6 million in 2010. Net interest income declined $16.8 million to $345.6 million in 2011 as average earning assets declined $1.1 billion, or 5 percent, from 2010. The provision expense for loan losses decreased by $173.0 million to $2.0 million in 2011, reflecting the continued wind-down of the non-strategic construction portfolios, and stabilization of commercial and consumer portfolios. Overall improvement of the economic environment and stabilization of property values have contributed to the stronger performance of the loan portfolio.
Noninterest income in 2011 decreased to $386.3 million from $487.2 million in 2010, primarily due to a decline in capital markets and mortgage banking income. Capital markets noninterest income decreased by 22 percent to $168.0 million in 2011 from $215.4 million a year ago. This decrease in capital markets noninterest income reflects more favorable market conditions for fixed income sales in 2010.
Mortgage banking income was $59.8 million and $98.2 million for the six months ended June 30, 2011 and 2010, respectively. Servicing fees decreased to $40.1 million in 2011 from $53.7 million in 2010 consistent with the decline in the servicing portfolio. Positive net hedge results declined $27.1 million to $27.9 million during 2011 as the interest rate environment contributed to favorable hedge results in both periods. The decline from last year was impacted by more narrow spreads between mortgage and swap rates in 2011and continued runoff of the underlying servicing portfolio. The negative impact attributable to runoff was $12.7 million in 2011 compared to $16.1 million in 2010, which was primarily the result of a smaller servicing portfolio in 2011 driven by natural runoff and lower volume of refinance activity.
Origination income decreased slightly to $4.3 million in 2011 from $4.5 million in 2010. In 2011, income from origination activity within the regional banking footprint declined to $3.5 million from $7.2 million in 2010 primarily due to a higher volume of refinance activity in 2010. Unhedged fair value adjustments of the remaining mortgage warehouse were positive $.5 million in 2011 compared to net negative fair value adjustments of $1.9 million in 2010. The improvement in the mortgage warehouse valuation is primarily due to higher credit deterioration experienced in 2010 relative to 2011.
Deposit transactions and cash management fee income was $67.7 million in 2011 compared to $74.8 million in 2010. This decline is primarily due to the negative impact of Regulation E which became effective in third quarter 2010. Net securities gains were $.8 million in 2011 compared to net securities losses of $1.8 million in 2010 which were primarily driven by negative fair value adjustments on venture capital investments during 2010.
All other noninterest income and commissions was $62.4 million in 2011 compared with $72.6 million in 2010. Gains related to the extinguishment of debt were $5.8 million in 2011 compared to $17.1 million in 2010 and represent a majority of the decline in other income from a year ago. Income from bank-owned life insurance (“BOLI”) declined $2.5 million to $9.7 million in 2011 as BOLI income varies with the timing of receipt of policy benefits.

Total noninterest expense decreased $14.3 million in 2011 from $675.3 million in 2010, primarily due to a decline in the repurchase and foreclosure provision and personnel costs which was partially offset by an increase in restructuring and repositioning charges in 2011. The repurchase and foreclosure provision declined to $61.8 million in 2011 from $96.9 million in 2010 due to improving trends in the active pipeline, new claims inflow, and resolutions. In the first six months of 2011, personnel expense was $309.1 million compared to $338.4 million in 2010. The decrease in personnel costs was primarily the result of the decline in capital markets’ fixed income sales revenue in 2011. Personnel costs included $9.8 million of severance-related costs associated with restructuring and repositioning activities in 2011. Expenses related to foreclosed assets were down $3.0 million in 2011 as stabilization of property values resulted in smaller negative fair value adjustments to foreclosed assets. Miscellaneous loan costs, occupancy, operations services, and communications and courier all declined consistent with the continued wind-down of non-strategic businesses and focus on cost reductions throughout FHN.
Legal and professional fees increased $7.2 million to $39.2 million in 2011 as result of litigation matters and fees associated with consulting projects within the organization. Technology-related projects result in an increase in equipment rentals, depreciation, and maintenance costs, computer software expense, and contract employment costs.
All other expense increased $52.1 million to $102.3 million in 2011 primarily because of a $36.7 million loss accrual related to the settlement of a litigation matter and $19.7 million of restructuring and repositioning charges recognized in 2011. FHN reversed $3.3 million of the Visa contingent liability for legal matters in 2011 compared to $5.0 million in 2010. High loan-to-value insurance expense increased $3.7 million in 2011 as the prior year included a settlement which resulted in the cancellation of an HLTV insurance contract and return of $3.8 million of premiums. Generally, all other expenses declined as a result of FHN’s focus on efficiency and cost reductions.
Income taxes for the six months ended June 30, 2011 and 2010, were primarily affected by the level of permanent tax credits in relation to pre-tax income. The tax rate for 2011 cannot be compared to that of 2010 due to the level of pre-tax income.
Discontinued Operations
The favorable impact on results from discontinued operations was $4.7 million in 2011 and is primarily composed of $4.2 million net after-tax gains from the divestitures of FHI and Highland. Discontinued operations in 2011 also includes a $10.1 million goodwill impairment associated with FHI which was more than offset by $11.1 million of associated tax benefits. During 2010, the loss from discontinued operations was $6.9 million which was driven by a $3.3 million goodwill impairment, severance and contract termination costs, and asset write-offs associated with closing FTN ECM.
BUSINESS LINE REVIEW — (Comparison of first six months of 2011 to first six months of 2010)
Regional Banking
The regional banking segment had pre-tax income of $137.0 million through second quarter 2011 compared to pre-tax income of $27.0 million in 2010. The improvement in pre-tax income was driven by a significant decline in the provision for loan losses. Total revenue in 2011 was $408.8 million, an $8.8 million decrease from $417.6 million in 2010. Net interest income was relatively flat at $272.6 million despite a $309.1 million decline in average earnings assets from a year ago as NII was favorably impacted by improved commercial loan pricing. Regional banking recognized a provision credit of $26.1 million in 2011 compared to provision expense of $80.0 million in 2010. The decrease in provision was primarily driven by improved performance of the loan portfolios which was primarily driven by relatively stronger economic conditions from a year ago.
Noninterest income decreased $9.3 million to $136.3 million in the first half of 2011. Total service charges on deposits declined $7.0 million primarily driven by lower NSF fee income due to the implementation of changes to Regulation E, which became effective in third quarter 2010. Mortgage banking origination income declined over 50 percent to $3.5 million due to higher mortgage refinance volume in early 2010. Total noninterest expense decreased to $298.0 million in 2011 from $310.6 million in 2010. Generally, all categories of expenses declined from 2010 because of FHN’s focus on cost reductions and improving efficiency.

Capital Markets
Pre-tax income in the capital markets segment decreased to $2.2 million in 2011 from $60.8 million in 2010, due to a decline in fixed income sales revenue and in increase in noninterest expense. Total revenue during 2011 decreased to $179.1 million from $222.7 million in 2010 as fixed income sales revenue was $154.4 million in 2011 compared to $197.1 million in 2010 reflecting more favorable market conditions in 2010. Other product revenue decreased to $13.6 million from $18.3 million in 2010. Noninterest expense was $176.9 million, an increase of $15.0 million from $161.9 million in 2010. The increase is due to a $36.7 million loss accrual associated with a litigation settlement recognized in 2011. Personnel costs declined $30.9 million to $98.7 million in 2011 primarily driven by the decrease in fixed income sales revenues resulting in lower variable compensation costs in 2011 relative to 2010.
Corporate
The pre-tax loss for the corporate segment was $34.9 million during 2011 compared with pre-tax income of $4.2 million in 2010. Total revenue in 2011 was $22.1 million compared to $36.5 million in 2010. Net interest income declined to $.2 million in 2011 from $6.7 million in 2010. The decrease in net interest income is primarily due to the rise in interest expense associated with the issuance of $500 million of senior debt in fourth quarter 2010.
Noninterest income declined $8.0 million to $21.9 million in 2011. The decline was due to $17.1 million of gains recognized on the extinguishment of debt in 2010 compared to $5.8 million in 2011. BOLI income declined $2.5 million in 2011 which is attributable to higher benefits received during 2010. The decline in noninterest income from 2010 was mitigated by the recognition of $3.4 million of interest associated with a tax a refund in 2011.
Noninterest expense increased to $57.0 million in the first half of 2011 from $32.3 million in 2010. Restructuring and repositioning activities contributed to $18.7 million of the increase as FHN recognized $9.7 million of severance-related costs associated with business realignment and efficiency initiatives and incurred a $9.0 million charge to cancel a technology services-related contract. Additionally, legal and professional fees increased $4.4 million to $17.6 million in 2011 due to current litigation matters and also consulting projects throughout the organization in 2011. Expenses in 2011 include a $3.3 million reversal of a portion of the contingent liability previously established for certain Visa legal matters compared to $5.0 million in 2010.
Non-strategic
The pre-tax loss for the six months ended June 30, 2011, for the non-strategic segment was $35.3 million compared to $92.6 million during 2010 as the decline in revenue was more than offset by decreases in the loan loss provision and noninterest expense. The provision for loan losses decreased to $28.1 million in 2011 from $95.0 million in 2010 reflecting the wind-down of the higher-risk non-strategic construction portfolios and stabilization of the consumer loan portfolios. Total revenue in 2011 was $121.9 million compared to $172.8 million in 2010 with net interest income declining to $61.7 million in 2011 from $76.6 million in 2010. The decline in net interest income is primarily due to the wind-down of the non-strategic loan portfolios.
Noninterest income decreased to $60.2 million in 2011 from $96.2 million in 2010 primarily because of a $34.7 million decline in mortgage banking income. The decline in mortgage banking income is primarily due to a decrease in servicing income, as positive net hedging results were less favorable in 2011 given more narrow spreads between mortgage and swap rates in 2011 and continued runoff of the underlying servicing portfolio. Additionally, servicing fees declined $13.6 million consistent with the reduction in size of the mortgage servicing portfolio which was driven by both natural runoff and a bulk sale executed in second quarter 2010. The decline in base servicing fees and net hedging results was somewhat mitigated as the value of MSR was more adversely affected by runoff in 2010 than compared with 2011 and also due to positive fair value adjustments to the remaining mortgage warehouse.
Noninterest expense was $129.1 million in 2011 compared to $170.4 million in 2010. Noninterest expense declined due to a $35.1 million decrease in the repurchase and foreclosure provision reflecting improving trends in the active pipeline, new claims, and resolutions. Generally, most other expense categories continued to decline given the continued wind-down of these non–strategic businesses.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
FHN continues to refine its business mix in order to focus on higher-return core businesses and explore opportunities to reduce operating costs. In second quarter 2011, the sales of FHI and Highland, along with market realignment in the regional bank in order to flatten management structure and gain efficiencies, were the result of these ongoing reviews. Refer to Note 17 — Restructuring, Repositioning, and Efficiency for detailed discussions related to FHN’s restructuring activities.
Net pre-tax costs related to restructuring, repositioning, and efficiency activities were $16.2 million in second quarter 2011 compared to income of $.4 million in 2010. For the six months ended June 30, 2011 and 2010, the net charges were $29.7 million and $10.7 million, respectively. Significant charges recognized during 2011 were primarily associated with the sale of FHI which resulted in a $.8 million pre-tax gain on sale in second quarter 2011 and a $10.1 million goodwill impairment in first quarter 2011. Severance-related costs were $9.8 million for the six months ended June 30, 2011 and primarily relate to efficiency initiatives throughout the organization. Additionally, in second quarter 2011, FHN recognized a $9.0 million charge related to the termination of a technology services contract with plans to transfer such services to existing FHN facilities.
A majority of the restructuring charges recognized in 2010 are reflected in discontinued operations, net of tax and relate to the exit of the institutional equity research business. Significant expenses recognized for the six months ended June 30, 2010 resulted from severance and employee costs related to the institutional equity research business and the 2009 sale of Louisville remittance processing operations, goodwill impairment of $3.3 million, and lease abandonment expense of $2.3 million related to the closure of the institutional equity research business.
Charges related to restructuring, repositioning, and efficiency initiatives for the three and six months ended June 30, 2011 and 2010 are presented in the following table based on the income statement line item affected.
Table 6 — Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Noninterest income:
Mortgage banking	$—	$(1,532)	$—	$(1,532)
All other income and commissions	—	—	—	(19)

Total noninterest loss	—	(1,532)	—	(1,551)

Noninterest expense:
Employee compensation, incentives, and benefits	7,511	(575)	9,764	20
Occupancy	59	856	854	887
Legal and professional fees	—	14	—	119
All other expense	9,026	(1,493)	9,039	(1,493)

Total noninterest expense	16,596	(1,198)	19,657	(467)

Loss before income taxes	(16,596)	(334)	(19,657)	(1,084)
Income/(loss) from discontinued operations	441	766	(10,073)	(9,615)

Net charges from restructuring, repositioning, and efficiency initiatives	$(16,155)	$432	$(29,730)	$(10,699)

Certain previously reported amounts have been reclassified to agree with current presentation.
CAPITAL
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of June 30, 2011, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Table 7 — Regulatory Capital and Ratios. In 2011, capital ratios are expected to remain strong and significantly above current well-capitalized standards despite a difficult operating environment.

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
The following table provides a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to tier 1 and total regulatory capital and certain selected capital ratios:
Table 7 — Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2011	June 30, 2010	December 31, 2010

Shareholder’s Equity	$2,386,217	$2,992,068	$2,382,840
Regulatory adjustments:
Goodwill and other intangibles	(144,029)	(179,803)	(175,453)
Net unrealized (gains)/losses on AFS securities	(58,068)	(68,189)	(45,366)
Minimum pension liability	166,576	174,111	172,912
Noncontrolling interest — FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	300,000	200,000
Disallowed servicing assets	(14,295)	(12,785)	(16,801)
Disallowed deferred tax assets	(12,200)	—	—
Other	(482)	(459)	(477)

Tier 1 Capital	$2,818,535	$3,499,759	$2,812,471
Tier 2 Capital	748,225	947,841	937,115

Total Regulatory Capital	$3,566,760	$4,447,600	$3,749,586

	June 30, 2011		June 30, 2010		December 31, 2010
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	14.39%	$2,818,535	16.80%	$3,499,759	13.99%	$2,812,471
First Tennessee Bank National Association (a)	16.75	3,250,279	16.39	3,383,022	15.76	3,137,624
Total
First Horizon National Corporation	18.21	3,566,760	21.34	4,447,600	18.65	3,749,586
First Tennessee Bank National Association (a)	20.50	3,976,137	20.78	4,288,175	20.26	4,032,289
Tier 1 Common (b)
First Horizon National Corporation	11.86	2,323,719	10.07	2,098,087	11.53	2,317,655

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 16.04 percent and 18.91 percent, respectively, at June 30, 2011.

(b)	Refer to the Non-GAAP to GAAP Reconcilation — Table 21.

Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. The following table provides information related to securities repurchased by FHN during second quarter 2011:
Table 8 — Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
(Volume in thousands)	Purchased	Paid per Share	Announced Programs	Under the Programs

2011
April 1 to April 30	31	$11.02	31	34,365
May 1 to May 31	7	10.55	7	34,358
June 1 to June 30	—	N/A	—	34,358

Total	38	$10.93	38

N/A	—	Not applicable
Compensation Plan Programs:

—	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount originally authorized under this consolidated compensation plan share purchase program is 25.1 million shares. On April 24, 2006, an increase to the authority under this purchase program of 4.5 million shares was announced for a new total authorization of 29.6 million shares. The authority has been increased to reflect the stock dividends distributed through January 1, 2011. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Stock options granted after January 2, 2004, must be exercised no later than the tenth anniversary of the grant date. On June 30, 2011, the maximum number of shares that may be purchased under the program was 34.4 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.
ASSET QUALITY (Trend Analysis of Second quarter 2011 Compared to Second quarter 2010)
Loan Portfolio Composition
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
Starting in 2007, FHN’s underwriting and credit policies and guidelines evolved through a series of enhancements through which FHN has responded to dramatic changes in economic and real estate conditions in the U.S. As economic and real estate conditions develop, further enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Such modifications to credit underwriting guidelines were outlined in FHN’s 2010 Annual Report in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 31 and continuing through page 39. There have been no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s loan product offerings in second quarter 2011.
The following is a description of each portfolio:
COMMERCIAL LOAN PORTFOLIOS
FHN’s commercial loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to the business line (Market Managers, Departmental Managers, Regional Presidents, Relationship Managers (RM), and Portfolio Managers (PM)) and to Credit Risk Managers. While individual limits vary, the predominant amount of approval authority is vested with the Credit Risk Manager function. Portfolio concentration limits for the various portfolios are established by executive management and approved by the Executive and Risk Committee of the Board.

C&I
The C&I portfolio was $7.2 billion on June 30, 2011. This portfolio is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of June 30, 2011. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 9 — C&I Loan Portfolio by Industry

(Dollars in thousands)	June 30, 2011	Percent

Industry:
Finance & Insurance	$1,446,251	20%
Wholesale Trade	720,095	10%
Manufacturing	585,802	8%
Mortgage Warehouse Lending	582,527	8%
Health Care	579,889	8%
Real Estate Rental & Leasing (a)	440,996	6%
Retail Trade	409,059	6%
Construction Related (b)	231,054	3%
Other (Transportation, Education, Arts, Entertainment, etc) (c)	2,184,588	31%

Total C&I Loan Portfolio	$7,180,261	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Infrastructure and construction related businesses.

(c)	Industries in this category comprise less than 3 percent.
C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios (“LTVs”) which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Approval decisions also consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon the determined credit risk specific to the individual borrower. These loans are typically based upon variable rates tied to the London Inter-Bank Offered Rate (“LIBOR”) or the prime rate of interest plus or minus an appropriate margin.
C&I loan policies and guidelines are developed by several management risk committees that consist of business line managers and credit administration professionals to ensure that the resulting guidance addresses risks and establishes reasonable underwriting criteria that appropriately mitigate risk. Policies and guidelines are reviewed, revised, and re-issued periodically at established review dates or earlier if changes in the economic environment, portfolio performance, the size of portfolio or industry concentrations, or regulatory guidance warrant an earlier review.
FHN’s commercial lending process incorporates a relationship manager (“RM”) and a portfolio manager (“PM”) for most commercial credits. The PM is responsible for assessing the credit quality of the borrower beginning with the initial underwriting and continuing through the servicing period while the RM is primarily responsible for communications with the customer and maintaining the relationship. Other specialists and the assigned RM/PM are organized into units called Deal Teams. Deal Teams are constructed with specific job attributes that facilitate FHN’s ability to identify, mitigate, document, and manage ongoing risk. Portfolio managers and credit analysts provide enhanced analytical support during loan origination and servicing, including monitoring of the financial condition of the borrower and tracking compliance with loan agreements. Loan closing officers and the construction loan management unit specialize in loan documentation and the management of the construction lending process. For smaller commercial credits, generally less than $3 million, FHN utilizes a centralized underwriting unit in order to more efficiently and consistently grade small business loans.
Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Refer to Table 9 for detail of the C&I loan portfolio by industry. The largest component is the finance and insurance (includes trust preferred and bank-related loans) subsegment which represents 20 percent of the C&I portfolio. The trust preferred and bank-related component of C&I is discussed below. As of June 30, 2011, balances of loans to mortgage companies were 8 percent of the C&I portfolio and can significantly fluctuate with mortgage rates. This portfolio includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates resulting in increased borrower refinance volumes.
Trust Preferred & Bank-Related Loans
The finance and insurance subsection of this portfolio, which includes bank-related and trust preferred loans (“TRUPs”) (i.e., loans to bank and insurance-related businesses), has experienced stress due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers. On June 30, 2011, approximately 10 percent of the C&I portfolio, or 4 percent of total loans, was composed of bank-related loans and TRUPs.
TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking and insurance institutions through FHN’s capital markets operation. Accordingly, these loans were originally classified within loans HFS upon funding. The underwriting criteria for trust preferred loans focused on current operating metrics, including liquidity, capital and financial performance ratios as well as borrowers’ observable credit spreads and debt ratings when available. In conjunction with the collapse of the collateralized debt obligation (“CDO”) market in late 2007, origination of trust preferred loans ceased in early 2008 and existing loans were moved from loans HFS to FHN’s C&I portfolio in second quarter 2008. Individual TRUPs are re-graded quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. Since the vast majority of trust preferred issuers to which FHN has extended credit have less than $15 billion in total assets, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 is not expected to significantly affect future payoff rates for these loans. The average size of a trust preferred loan is approximately $9 million.
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
As of June 30, 2011, the UPB of trust preferred loans totaled $465 million ($301 million of bank TRUPs and $164 million of insurance TRUPs) with the UPB of other bank-related loans totaling approximately $221 million. Inclusive of a remaining valuation allowance on TRUPs of $35.6 million, total reserves (ALLL plus the valuation allowance) for TRUPs and other bank-related loans were approximately $115 million or 17 percent of outstanding UPB.

C&I Asset Quality Trends
In second quarter 2011, performance of the C&I portfolio continued to improve as a stabilizing economic environment contributed to the strength of commercial borrowers which resulted in an increase in the amount of credit upgrades in 2011 relative to 2010. The ALLL declined $70.8 million to $206.3 million on June 30, 2011. The allowance as a percentage of period-end loans declined to 2.87 percent by the end of second quarter 2011 from 3.96 percent in second quarter 2010. Annualized net charge-offs as a percentage of average loans declined to .35 percent from 1.17 percent reflecting the aggregate improvement in this portfolio. Nonperforming C&I loans increased $7.1 million to $212.2 million on June 30, 2011 and the nonperforming loan (“NPL”) ratio rose slightly to 2.96 percent in 2011 from 2.93 percent in 2010. Although the level of nonperforming loans increased in 2011 compared with 2010, the amount of nonperforming loans peaked in third quarter 2010 and began improving late in 2010. The increase in nonperforming loans is primarily attributable to TRUPs loans and a rise in troubled debt restructurings since 2010.
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
Income CRE
The Income CRE portfolio was $1.3 billion on June 30, 2011. Subcategories of Income CRE consist of retail (21 percent), apartments (18 percent), office (16 percent), industrial (14 percent), hospitality (11 percent), land/land development (10 percent), and other (10 percent).
Income CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed annually and changed as necessary based on market conditions. Income CRE loan policies and guidelines are approved by management risk committees that consist of business line managers and credit administration professionals to ensure that the resulting guidance addresses the attendant risks and establishes reasonable underwriting criteria that appropriately mitigate risk. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios (“DSCRs”), and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value (value is defined as the lower of cost or market) limits are set at or below regulatory prescribed ceilings and generally range between 50 and 80 percent depending on underlying product set. Term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quantity, quality, and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to an existing FHN borrower or a roster of tenants. Typically, a borrower must have at least 10 percent of cost invested in a project before FHN will fund loan dollars. All income properties are required to achieve a DSCR greater than or equal to 120 percent at inception or stabilization of the project based on loan amortization and a minimum underwriting (interest) rate refreshed quarterly. Some product types require a higher DSCR ranging from 125 percent to 150 percent of the debt service requirement. Variability depends on credit versus non-credit tenancy, lease structure, property type, and quality. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties. A global cash flow analysis is performed at the borrower and guarantor level. The majority of the portfolio is on a floating rate basis tied to appropriate spreads over LIBOR.
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

A substantial portion of the Income CRE portfolio was originated through and managed by the regional bank. Weak market conditions have affected this portfolio through increased vacancies, slower stabilization rates, decreased rental rates, and lack of readily available financing in the industry. However, the Income CRE portfolio showed improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties.
Income CRE Asset Quality Trends
Performance of Income CRE loans improved in 2011 as property values stabilized and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased 296 basis points to 6.04 percent in 2011. Outstanding balances declined 19 percent from 2010 and the level of allowance declined $65.7 million from 2010. Net charge-offs were $3.5 million in 2011 compared to $12.4 million in 2010 which is driven by improvement in the performance of this portfolio. The level of nonperforming loans decreased $45.5 million to $111.9 million as of June 30, 2011, but remained elevated at 8.54 percent of total Income CRE loans. The decline in nonperforming loans is primarily attributable to the non-strategic portion of the portfolio as it continues to wind-down.
Residential CRE
The Residential CRE portfolio was $.2 billion on June 30, 2011. Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected transactions with new “strategic” bank clients. FHN considers a “strategic” Residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle and maintains high cash reserves. When active lending was occurring, the majority of the portfolio was on a floating rate basis tied to appropriate spreads over LIBOR or the prime rate.
FHN continues to wind down the non-strategic portion of this portfolio and is not actively lending this loan-type within the regional banking footprint which directly impacted the amount of net charge-offs and nonperforming loans and the level of the allowance. Balances of Residential CRE loans declined $.2 billion from a year ago. Net charge-offs declined $17.0 million, or 80 percent, to $4.2 million in 2011. The ALLL declined $33.2 million to $20.3 million and nonperforming loans decreased $106.5 million to $70.2 million as of June 30, 2011 from June 30, 2010. The ALLL to loans ratio and the nonperforming loans ratio remained elevated at 11.10 percent and 38.40 percent, respectively. These metrics will remain skewed until the portfolio entirely winds down or FHN begins originating this product and balances increase.
RETAIL LOAN PORTFOLIOS
Consumer Real Estate
The Consumer Real Estate portfolio was $5.4 billion on June 30, 2011, and is primarily composed of home equity lines and installment loans. The Consumer Real Estate portfolio is geographically diverse with strong borrower Fair Isaac Corporation (“FICO”) scores. Including restricted balances, the largest geographic concentrations of balances as of June 30, 2011, are in Tennessee (39 percent) and California (14 percent) with no other state representing greater than 3 percent of the portfolio. At origination, the weighted average FICO score of this portfolio was 737; refreshed FICO scores averaged 728 as of June 30, 2011. Deterioration has been most acute in areas with significant home price depreciation and is affected by economic conditions — primarily unemployment. Approximately two-thirds of this portfolio was originated through national channels that have been discontinued.
Underwriting
To obtain a consumer real estate loan the loan applicant(s) in most cases must first meet a minimum qualifying FICO score. Applicants must also have the financial capacity (or available income) to service the debt by not exceeding a calculated Debt-to- Income (“DTI”) ratio. The amount of the loan is limited to a percentage of the lesser of the current value or sales price of the collateral. For the majority of loans in this portfolio, underwriting decisions are made through a centralized loan underwriting center. Minimum FICO score requirements are established by management for both loans secured by real estate as well as non-real estate secured loans. Management also establishes maximum loan amounts, loan-to-value ratios, and debt-to-income ratios for each consumer real estate product. Identified guideline and policy exceptions require established mitigating factors that have been approved for use by Credit Risk Management.
HELOCs can pose risk of default when applicable interest rates change — particularly in a rising interest rate environment potentially stressing borrower capacity to repay the loan at the higher interest rate. FHN’s current underwriting practice requires HELOC borrowers to qualify based on a fully indexed, fully amortized payment methodology. If the first mortgage loan is a non-traditional mortgage, the DTI calculation is based on a fully amortizing first mortgage payment. Prior to 2008, FHN’s underwriting guidelines required borrowers to qualify at an interest rate that was 200 basis points above the note rate. This mitigated risk to FHN in the event of a sharp rise in interest rates over a relatively short time horizon. FHN does not penalize borrowers (reset the rate) based on delinquency or any other factor during the life of the loan. HELOC interest rates are variable but only adjust in connection with movements to which the index rate is tied. FHN’s HELOC products typically have a 5 or 10 year draw period with repayment periods ranging between 10 and 20 years.
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
Currently, stated-income or low or reduced documentation loans are limited to existing customers of FHN who have deposit accounts with recurring consistent direct deposits from employer, other borrowings, or other business relationships with FHN, and such loans are currently only available for qualified non-purchase transactions. This exception, however, has certain restrictions. For example, self-employed customers are not eligible, deposits made directly by the borrower are not considered, direct deposits must indicate the employer’s name depositing the funds, and recurring deposits must be consistent per period and may not vary by more than 10 percent. If these and other conditions are not met, full income documentation is required. A verbal verification of employment is required in either situation.
As of June 30, 2011, $1.6 billion, or 27 percent, of the consumer real estate portfolio consisted of home equity lines and installment loans originated using stated-income compared to $1.8 billion as of June 30, 2010. These stated-income loans were 10 percent and 11 percent of the total loan portfolio as of June 30, 2011 and 2010, respectively. As of June 30, 2011, nearly three-fourths of the stated-income home equity loans in the portfolio were originated through legacy businesses that have been exited and these loan balances should continue to decline. Stated-income loans accounted for 33 percent of the net charge-offs for this portfolio during 2011 compared with 41 percent in 2010. Net charge-offs of stated-income home equity lines and installment loans were $13.6 million in 2011 compared with $21.0 million in 2010. As of June 30, 2011, and 2010, less than 1 percent of the stated income loans were nonperforming and approximately 2 percent were more than 30 days delinquent.
Consumer Real Estate Asset Quality Trends
Performance of the consumer real estate portfolio improved in 2011 when compared with 2010. The ALLL declined $29.9 million to $132.8 million as of June 30, 2011. The allowance as a percentage of loans decreased 27 basis points to 2.47 percent of this portfolio. Delinquency rates and the net charge-offs ratio also improved in 2011 when compared with 2010. Loans delinquent 30 or more days and still accruing were 1.53 percent in 2011 compared to 2.19 percent of loans in 2010 primarily due to enhanced collections practices and loss mitigation activities. The annualized net charge-offs ratio decreased 36 basis points to 2.34 percent of average loans. The improvement in performance is attributable to the strong borrower characteristics previously discussed as well as improvement in the economy as performance of this portfolio is highly correlated with the economic conditions and unemployment. Nonperforming loans and the nonperforming ratio increased from a year ago due to increased loan modification activity.
Permanent Mortgage
The permanent mortgage portfolio was $1.0 billion on June 30, 2011. This portfolio is primarily composed of jumbo mortgages and One-Time Close (“OTC”) completed construction loans, although inflows from OTC modifications have now concluded. The portfolio is somewhat geographically diverse; however including restricted balances 23 percent of loan balances are in California. Overall, performance has been affected by economic conditions, primarily depressed retail real estate values and elevated unemployment. In late 2010 and in second quarter 2011, FHN exercised clean-up calls of prior proprietary securitizations resulting in the addition of first lien jumbo mortgage loans to this portfolio, substantially all of which were performing upon exercise. As of June 30, 2011, the balance of these loans was $175 million. In second quarter 2011, NPLs increased while delinquencies and reserves were down from second quarter 2010 as performance has stabilized given the continued aging of this portfolio. The increase in nonperforming loans from a year ago can be attributed to a rise in loans classified as troubled debt restructurings consistent with FHN’s efforts to work with troubled borrowers. Net charge-offs decreased $7.0 million to $8.1 million during 2011.
Credit Card and Other (Including OTC)
The Credit Card and Other portfolios were $.3 billion on June 30, 2011 and include credit card receivables, automobile loans, and to a lesser extent, OTC construction loans, and other consumer related credits. As of June 30, 2011, only $9.3 million of OTC loans remained in the portfolio with 100 percent classified as nonperforming. In 2011, FHN charged-off $4.2 million compared with $10.8 million during 2010 and the allowance declined $13.7 million to $9.1 million. Loans 30 days or more delinquent also improved from 1.32 percent in 2010 to 1.20 percent in 2011.
Restricted Real Estate Loans
The Restricted Real Estate Loan portfolio includes HELOC that were previously securitized on balance sheet as well as HELOC and some first and second lien mortgages that were consolidated on January 1, 2010 in conjunction with the adoption of amendments to ASC 810. The adoption of these amendments resulted in the consolidation of additional variable interest entities and this loan category was created to include all loans, primarily HELOC, that had previously been securitized but for which FHN retains servicing and other significant interests. As of June 30, 2011, this portfolio totaled $.7 billion and included $649.2 million of HELOC and $44.9 million of first and second lien mortgage loans. Although these loans share basic characteristics as the Consumer Real Estate Portfolio, generally, these loans have not performed at the same level.
Payment-Option Adjustable Rate Mortgage (“ARM”) Loans and Subprime Lending
Historically, FHN originated through its legacy mortgage banking business first lien adjustable rate mortgage loans with borrower payment options and first lien and home equity loans that were considered sub-prime. Such loans were originated with the intent to sell with servicing released. While a substantial portion of these loans were sold, a small amount remained unsold and the loans were subsequently moved from loans HFS to the loan portfolio. As of June 30, 2011, the remaining balances of payment-option ARMs and sub-prime loans in the portfolio were immaterial. Because only a small portion remains in the HTM portfolio, the impact on the ALLL and on other loan portfolio asset quality metrics is immaterial.
Loan Portfolio Concentrations
FHN has a concentration of loans secured by residential real estate (45 percent of total loans), the majority of which is in the consumer real estate portfolio (34 percent of total loans). Permanent mortgages account for 6 percent of total loans. Restricted real estate loans, which are comprised primarily of HELOC but also include permanent mortgages, are 4 percent of total loans. The remaining residential real estate loans are primarily in the Residential CRE and the OTC construction portfolios (1 percent of total loans).
On June 30, 2011, FHN did not have any concentrations of C&I loans in any single industry of 10 percent or more of total loans.

The following table provides additional asset quality data by loan portfolio:
Table 10 — Asset Quality by Portfolio

	June 30
	2011		2010

Key Portfolio Details
C&I
Period-end loans ($ millions)	$7,180		$7,004

30+ Delinq. % (a)	0.52%		1.02%
NPL %	2.96		2.93
Charge-offs % (qtr. annualized)	0.35		1.17

Allowance / Loans %	2.87%		3.96%
Allowance / Charge-offs	8.72	x	3.54	x

Income CRE
Period-end loans ($ millions)	$1,311		$1,610

30+ Delinq. % (a)	1.11%		1.31%
NPL %	8.54		9.78
Charge-offs % (qtr. annualized)	1.03		3.05

Allowance / Loans %	6.04%		9.00%
Allowance / Charge-offs	5.63	x	2.93	x

Residential CRE
Period-end loans ($ millions)	$183		$397

30+ Delinq. % (a)	5.14%		2.49%
NPL %	38.40		44.52
Charge-offs % (qtr. annualized)	8.19		18.01

Allowance / Loans %	11.10%		13.47%
Allowance / Charge-offs	1.22	x	0.63	x

Consumer Real Estate
Period-end loans ($ millions)	$5,383		$5,936

30+ Delinq. % (a)	1.53%		2.19%
NPL %	0.64		0.35
Charge-offs % (qtr. annualized)	2.34		2.70

Allowance / Loans %	2.47%		2.74%
Allowance / Charge-offs	1.05	x	1.01	x

Permanent Mortgage
Period-end loans ($ millions)	$1,015		$1,019

30+ Delinq. % (a)	4.00%		4.95%
NPL %	13.53		12.17
Charge-offs % (qtr. annualized)	3.21		5.86

Allowance / Loans %	4.28%		6.89%
Allowance / Charge-offs	1.34	x	1.16	x

Credit Card and Other (b)
Period-end loans ($ millions)	$295		$355

30+ Delinq. % (a)	1.20%		1.32%
NPL %	3.21		15.05
Charge-offs % (qtr. annualized)	5.61		11.57

Allowance / Loans %	3.08%		6.42%
Allowance / Charge-offs	0.54	x	0.53	x

Restricted Real Estate Loans
Period-end loans ($ millions) (c)	$694		834

30+ Delinq. % (a)	2.77%		3.52%
NPL %	0.80		0.23
Charge-offs % (qtr. annualized)	4.76		6.24

Allowance / Loans %	4.76%		6.01%
Allowance / Charge-offs	0.98	x	0.94	x

Loans are expressed net of unearned income. All data is based on internal loan classification.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	June 30, 2011 select OTC balances: PE loans: $9.3 million; NPL: 100%; Allowance: $1.9 million; Net Charge-offs: $1.3 million.

(c)	June 30, 2011 includes $649.2 million of consumer real estate loans and $44.9 million of permanent mortgage loans.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 33 percent to $524.1 million on June 30, 2011 from $781.3 million on June 30, 2010. While there was aggregate improvement in borrowers’ financial conditions in 2011, some of the decline in the ALLL is attributable to a smaller loan portfolio. The overall balance decrease observed when comparing the year-over-year periods has been mostly impacted by the significant reduction of loan portfolios from exited businesses (especially non-strategic construction lending). This portfolio shrinkage has had a direct impact on the composition of the loan portfolio from one balance sheet date to the next and thus has had an impact on the levels of estimated probable incurred losses within the portfolio as of the end of the reporting periods. As loans with higher levels of probable incurred loss content have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves.
The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 3.26 percent on June 30, 2011 from 4.55 percent on June 30, 2010. The allowance attributable to individually impaired loans was $99.5 million compared to $102.2 million on June 30, 2011 and 2010, respectively. The slight decline is primarily attributable to the reduction of the CRE portfolios with an offset for an increase in reserves for impaired consumer real estate loans as a result of modification activity in 2011. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 99 percent to $1.0 million in 2011 from $70.0 million in 2010.
Overall asset quality trends are expected to be favorable during 2011 when compared with 2010 assuming the positive economic trends continue. Assuming current portfolio performance trends continue, the allowance for loan losses and total net charge-offs for 2011 are expected to decrease when compared to 2010. The C&I portfolio is expected to continue to show positive trends as there has been recent aggregate improvement in the risk profile of commercial borrowers which has resulted in upward grade migration in late 2010 and early 2011; however, some volatility is possible in the short term. The Income CRE portfolio remains under stress; however, FHN has observed signs of stabilization. The remaining non-strategic construction and permanent mortgage portfolios should continue to wind down and will have less of an impact on overall credit metrics in the future. Continued improvement in performance of the home equity portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends.
Consolidated Net Charge-offs
Net charge-offs were $66.0 million in 2011 compared with $132.8 million in 2010. The ALLL was 1.98 times annualized net charge-offs for 2011 compared with 1.47 times annualized net charge-offs for 2010. The annualized net charge-offs to average loans ratio decreased from 3.11 percent in 2010 to 1.67 percent in 2011 due to a 50 percent decline in net charge-offs and a 7 percent decrease in average loans compared to 2010. All portfolios recognized a decline in net charge offs with decreases in 2011 primarily attributable to improved performance and continued reduction of the non-strategic portfolios.
The decline in commercial loan net charge-offs contributed to over half of the decline in total consolidated net charge-offs. The decrease in Residential CRE net charge-offs was $17.0 million and drove the largest percentage decline in total net charge-offs as FHN continues to wind down this portfolio. Improved performance in both C&I and Income CRE portfolios resulted in a $13.7 million and $8.9 million, respectively, reduction of commercial net charge-offs. Improvement of the retail portfolios contributed to a $27.2 million decline in consolidated net charge-offs. The improvement in retail net charge-offs was driven by all retail portfolios as current economic conditions helped borrower’s financial conditions and as the negative impact from OTC continues to diminish.

The following table provides consolidated asset quality information for the three months ended June 30, 2011 and 2010:
Table 11 — Asset Quality Information

	Three months ended June 30
(Dollars in thousands)	2011	2010

Allowance for loan losses:
Beginning balance on March 31	$589,128	$844,060
Provision for loan losses	1,000	70,000
Charge-offs	(83,344)	(145,988)
Recoveries	17,307	13,197

Ending balance on June 30 (Restricted — $33.0 million on June 30, 2011 and $50.1 million on June 30, 2010)	$524,091	$781,269

Reserve for remaining unfunded commitments	12,522	16,077
Total allowance for loan losses and reserve for unfunded commitments	$536,613	$797,346

	As of June 30
Nonperforming Assets by Segment	2011	2010

Regional Banking:
Nonperforming loans	$283,754	$321,394
Foreclosed real estate	28,121	28,412

Total Regional Banking	311,875	349,806

Non-Strategic:
Nonperforming loans (a)	384,174	469,136
Foreclosed real estate	50,671	80,860

Total Non-Strategic	434,845	549,996

Corporate:
Nonperforming loans	1,140	—

Total Corporate	1,140	—

Total nonperforming assets	$747,860	$899,802

Loans and commitments:
Total period-end loans, net of unearned income (Restricted — $.7 billion on June 30, 2011 and $.8 billion on June 30, 2010)	$16,061,646	$17,154,050
Less: Insured retail residential and construction loans (b)	(137,073)	(245,962)

Loans excluding insured loans	$15,924,573	$16,908,088
Foreclosed real estate from government insured mortgages	13,870	13,276
Potential problem assets (c)	960,544	1,360,034
Loans 30 to 89 days past due	148,030	225,926
Loans 30 to 89 days past due — guaranteed portion (d)	43	192
Loans 90 days past due	58,969	90,864
Loans 90 days past due — guaranteed portion (d)	535	1,019
Loans held for sale 30 to 89 days past due	13,958	18,561
Loans held for sale 30 to 89 days past due — guaranteed portion (d)	8,451	7,767
Loans held for sale 90 days past due	49,953	54,513
Loans held for sale 90 days past due — guaranteed portion (d)	39,078	34,790
Remaining unfunded commitments (millions)	7,938	8,148
Average loans, net of unearned (Restricted — $.7 billion on June 30, 2011 and $.9 billion on June 30, 2010)	15,889,105	17,110,060

Allowance and net charge-off ratios(e):
Allowance to total loans	3.26%	4.55%
Allowance to nonperforming loans in the loan portfolio	0.90x	1.06x
Allowance to loans excluding insured loans	3.29%	4.62%
Allowance to annualized net charge-offs	1.98x	1.47x
Nonperforming assets to loans and foreclosed real estate (f)	4.09%	4.92%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	3.62%	4.31%
Total annualized net charge-offs to average loans (g)	1.67%	3.11%

(a)	Includes $87.7 million and $51.0 million of loans held for sale in 2011 and 2010 respectively.

(b)	Whole-loan insurance is obtained on certain retail residential and construction loans. Insuring these loans absorbs credit risk and results in lower allowance for loan losses.

(c)	Includes 90 days past due loans.

(d)	Guaranteed loans include FHA, VA, student, and GNMA loans repurchased through the GNMA repurchase program.

(e)	Loans net of unearned income. Net charge-off ratios are calculated based on average loans.

(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

(g)	Net charge-off ratio is annualized net charge offs divided by quarterly average loans, net of unearned income.

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
Nonperforming assets decreased to $.7 billion on June 30, 2011 from $.9 billion on June 30, 2010. The nonperforming assets ratio (nonperforming assets to period-end loans and foreclosed real estate) decreased to 4.09 percent in 2011 from 4.92 percent in 2010 due to a significant decline of the non-strategic construction portfolios. Nonperforming loans in the loan portfolio were $.6 billion on June 30, 2011 compared to $.7 billion on June 30, 2010. The $158.1 million decline from 2010 primarily resulted from the decrease in NPLs within the non-strategic commercial real estate portfolios which was partially offset by increases in nonperforming loans in the C&I and retail real estate portfolios.
C&I nonperforming loans increased to $212.2 million in 2011 from $205.1 million in 2010 due to a $16.0 million increase related to nonperforming TRUPs loans. Nonperforming permanent mortgages increased $13.3 million from 2010 to $137.3 million. A substantial portion of these loans are jumbo product or mortgages that converted from OTC construction loans upon completion. Consumer real estate nonperforming loans increased $13.7 million to $34.7 million primarily due to a rise in troubled debt restructurings (“TDR”) during 2010 and 2011 as FHN continues to work with troubled borrowers by modifying the terms of home equity and installment loans. Nonperforming loans classified as HFS increased $36.7 million to $87.7 million on June 30, 2011, which was primarily driven by elevated repurchases of loans, a significant portion of which are delinquent. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.
The ratio of ALLL to NPLs in the loan portfolio decreased to .90 times in 2011 compared to 1.06 times in 2010. Because of FHN’s methodology of charging down individually impaired collateral dependent commercial loans, this ratio becomes skewed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as impairment is charged off. The individually impaired collateral dependent commercial loans that do not carry reserves were $169.4 million on June 30, 2011 compared with $215.2 million on June 30, 2010. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $411.9 million as of June 30, 2011. Charged-down individually impaired collateral dependent commercial loans represented 29 percent of nonperforming loans in the loan portfolio as of June 30, 2011.
The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $78.8 million as of June 30, 2011 from $109.3 million as of June 30, 2010. Table 12 below provides an activity rollforward of foreclosed real estate balances for the periods ended June 30, 2011 and 2010. Inflows of assets into foreclosure status and the amount disposed declined in 2011 when compared with 2010. The decline in inflow is primarily due to FHN’s continued efforts to prevent foreclosures by restructuring loans and working with borrowers and also due to an overall slowdown in foreclosure proceedings nationwide given additional scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 12 — Rollforward of Foreclosed Real Estate

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Beginning balance (a)	$94,416	$113,006	$110,536	$113,709
Valuation adjustments	(4,612)	(3,445)	(9,651)	(9,376)
New foreclosed property	17,013	53,462	33,118	100,551
Capitalized expenses	952	891	1,543	2,524
Disposals:
Single transactions	(24,712)	(52,613)	(52,059)	(96,107)
Bulk sales	(4,265)	(2,029)	(4,265)	(2,029)
Auctions	—	—	(430)	—

Ending balance, June 30 (a)	$78,792	$109,272	$78,792	$109,272

Certain previously reported amounts have been reclassified to agree with current presentation.
(a)	Excludes foreclosed real estate related to government insured mortgages.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio 90 days or more past due decreased to $59.0 million on June 30, 2011 from $90.9 million on June 30, 2010, primarily led by reductions in consumer real estate loans and commercial CRE. Loans 30 to 89 days past due decreased $77.9 million to $148.0 million on June 30, 2011, with the decrease driven by the C&I and consumer real estate portfolios.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more but excludes nonperforming assets, decreased to $1.0 billion on June 30, 2011 from $1.4 billion on June 30, 2010 due to aggregate improvement in FHN’s loan portfolio. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
Troubled Debt Restructuring and Loan Modifications
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a TDR. FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. Additionally, FHN structures loan modifications with the intent of strengthening repayment prospects.
Commercial Loan Modifications
As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (“LRRD”) is responsible for managing most commercial and commercial real estate relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. In accordance with Accounting Standards Codification Topic related to Troubled Debt Restructurings (“ASC 310-40”), no single characteristic or factor, taken alone, determines whether a modification is a TDR and each commercial workout situation is unique and is evaluated on a case-by-case basis. The range of commercial workout strategies utilized by LRRD to mitigate the likelihood of loan losses is commensurate with the amount of commercial credit quality deterioration. While every circumstance is different, LRRD will generally use forbearance agreements for commercial loan workouts. Other workout strategies utilized by LRRD include principal paydowns/payoffs, obtaining additional collateral, modification of interest payments or entering into short sale agreements.
Senior credit management tracks classified loans and performs periodic reviews of such assets to understand FHN’s interest in the borrower, the most recent financial results of the borrower, and the associated loss mitigation approaches and/or exit plans that the loan relationship and/or loan workout/rehab officer has developed for those relationships. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers.
The ultimate effectiveness of rehab and workout efforts is reflected by the extent of collection of outstanding principal and interest amounts contractually due. Also, proper upgrading of a credit’s internal inherent risk rating over time could also be reflective of success of loss mitigation efforts.
The individual impairment assessments completed on commercial loans in accordance with the ASC 310-40 include loans classified as TDRs as well as loans that may have been modified yet not classified as TDRs by management. For example, a modification of loan terms that management would generally not consider to be a TDR could be a temporary extension of maturity to allow a borrower to complete an asset sale whereby the proceeds of such transaction are to be paid to satisfy the outstanding debt. Additionally, a modification that extends the term of a loan, but does not involve reduction of principal or accrued interest, in which the interest rate is adjusted to reflect current market rates for similarly situated borrowers is not considered a TDR. Nevertheless, each assessment will take into account any modified terms and will be comprehensive to ensure appropriate impairment assessment. If individual impairment is identified, management will either hold specific reserves on the amount of impairment, or if the loan is collateral dependent, write down the carrying amount of the asset to the net realizable value of the collateral.
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
Consumer Loan Modifications
Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, FHN does modify consumer loans using proprietary programs that were designed using parameters of Home Affordable Modification Programs (“HAMP”). Generally, a majority of loans modified under any such proprietary programs are classified as TDRs.
The proprietary program available for first lien permanent mortgage loans was designed with and adheres to the OCC’s guidance. The program is for loans where the collateral is the primary residence of the borrower. Modifications are made to achieve a target housing debt to income ratio of 35 percent and a target total debt to income ratio of 80 percent. Interest rates are reduced in increments of 25 basis points to reach the target housing debt ratio and contractual maturities may be extended up to 40 years on first liens and up to 20 years on second liens.
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
Following a TDR designation, modified loans within the consumer portfolio which were previously evaluated for impairment on a collective basis determined by their smaller balances and homogenous nature become subject to the impairment guidance in ASC 310-10-35 which requires individual evaluation of the debt for impairment. However, as allowed in ASC 310-10-35, FHN may aggregate certain smaller-balance homogeneous TDRs and use historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate to measure impairment when such impaired loans have risk characteristics in common.
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
On June 30, 2011 and 2010, FHN had $306.2 million and $142.4 million, respectively, of portfolio loans that have been restructured in accordance with regulatory guidelines. Additionally, FHN had restructured $70.1 million of loans HFS as of June 30, 2011 compared to $34.7 million as of June 30, 2010. For restructured loans in the portfolio, FHN had loan loss reserves of $45.2 million, or 15 percent, as of June 30, 2011. The rise in TDRs from second quarter 2010 resulted from increased loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.

Table 13 — Troubled Debt Restructurings

	New TDRs		New TDRs
	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
(Dollars in thousands)	Number	Amount	Number	Amount

Retail:
Permanent mortgage	11	$8,789	16	$10,051
Home equity	133	16,628	115	12,144
Credit card and other	31	130	38	197

Total retail	175	25,547	169	22,392
Commercial loans	12	16,022	7	18,782

Total troubled debt restructurings	187	$41,569	176	$41,174

	As of		As of
	June 30, 2011		June 30, 2010
(Dollars in thousands)	Number	Amount	Number	Amount

Retail:
Permanent mortgage:
Current	66	$45,628	67	$41,008
Accruing Delinquent	8	3,334	15	7,032
Non-accrual	95	63,017	36	16,344

Total permanent mortgage	169	111,979	118	64,384

Home equity:
Current	612	70,201	309	33,287
Accruing Delinquent	16	1,400	7	489
Non-accrual	171	19,516	74	7,561

Total home equity	799	91,117	390	41,337

Credit card and other:
Current	391	1,121	128	592
Accruing Delinquent	18	65	10	42

Total Credit card and other	409	1,186	138	634

Total retail	1,377	204,282	646	106,355

Commercial loans:
Current	49	36,511	3	12,857
Accruing Delinquent	7	15,283	—	—
Non-accrual	51	50,099	15	23,235

Total commercial loans	107	101,893	18	36,092

Total troubled debt restructurings (a)	1,484	$306,175	664	$142,447

(a)	Total TDRs (including $70.1 million related to loans HFS) were $376.3 million on June 30, 2011.
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
Management strives to identify potential problem loans and nonperforming loans early enough to correct the deficiencies and prevent further credit deterioration. It is management’s objective that both charge-offs and asset write-downs are recorded promptly based on management’s assessments of the borrower’s ability to repay and current collateral values.
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
Derivatives
FHN utilizes derivatives to protect against unfavorable fair value changes resulting from changes in interest rates of MSR and other retained assets. Derivative instruments are also used to protect against the risk of loss arising from adverse changes in the fair value of a portion of capital markets’ securities inventory due to changes in interest rates. Derivative financial instruments are used to aid in managing the exposure of the balance sheet and related net interest income and noninterest income to changes in interest rates. Interest rate contracts (potentially including swaps and swaptions) and mortgage forward purchase contracts are utilized to protect against MSR prepayment risk that generally accompanies declining interest rates. Net interest income earned on swaps and similar derivative instruments, used to protect the value of MSR, increases when the yield curve steepens and decreases when the yield curve flattens or inverts. Capital markets enters into futures and options contracts to economically hedge interest rate risk associated with changes in fair value currently recognized in capital markets’ noninterest income.
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
Over the past three years, FHN has significantly reduced its reliance on unsecured wholesale borrowings. Currently the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long historical and reciprocal banking services between FHN and these correspondent banks. The remainder of FHN’s wholesale short-term borrowings are repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or Capital Markets’ broker dealer counterparties.
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
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner. Total loans, excluding loans HFS and restricted real estate loans, to core deposits ratio improved to 100 percent in second quarter 2011 from 112 percent in second quarter 2010. This ratio has improved due to a contraction of the loan portfolio combined with growth in core deposits.
Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In fourth quarter 2010, FHN completed the issuance of $500 million of non-callable fixed rate senior notes due in 2015. In 2005, FTBNA established a bank note program which provided liquidity of $5.0 billion. It is not expected that FTBNA will utilize this borrowing facility with its current amount of excess liquidity. FTBNA has not issued any bank notes under the program in the past three years and has suspended it in order to save certain costs. As of June 30, 2011, FHN had no outstanding balances related to the bank note program. If FTBNA were to reactivate the program, certain program terms might have to be renegotiated with the note agents to reflect current market practices. FHN had issued $300 million of capital securities representing guaranteed preferred beneficial interests in $309 million of FHN’s junior subordinated debentures through two Delaware business trusts, wholly owned by FHN, which were eligible for inclusion in tier 1 capital. In January 2011, FHN redeemed $103 million of the subordinated debentures issued to Capital I trust. FHN maintains $.7 billion of borrowings which are secured by retail residential real estate loans. A portion of these borrowings relate to trusts that were consolidated in January 1, 2010 in conjunction with the adoption of amendments to ASC 810. Holders of the trusts’ securities do not have recourse to any assets of FHN other than those specifically pledged to settle the trusts’ obligations.
Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In fourth quarter 2010, FHN completed a common equity offering which generated $263.1 million in net proceeds. After the closing of the equity and debt offering, FHN redeemed all $866.5 million of the preferred shares issued in 2008 under the U.S. Treasury’s Capital Purchase Program. As of June 30, 2011, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion and are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition. See Note 12 — Preferred Stock and Other Capital for additional information.
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
Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s retained net income generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $394.7 million as of June 30, 2011. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, without prior regulatory approval. FTBNA applied for and received approval to pay a dividend to the parent company in the amount of $300 million in the fourth quarter 2010. The parent company utilized liquidity provided by this dividend, funds from the debt and equity offerings, and excess liquidity to redeem the TARP preferred shares, the related Warrant to purchase common stock, and the $103 million of subordinated debentures. FTBNA has requested approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in October 2011.
Payment of a dividend to common shareholders of FHN is dependent on several factors which are all considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.01 per share on July 1, 2011, and the Board approved a $.01 per share cash dividend payable on October 1, 2011, to shareholders of record on September 16, 2011.
Cash Flows
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2011 and 2010. The level of cash and cash equivalents increased $142.6 million during the first half of 2011 from $768.8 million on December 31, 2010. Net cash used by financing and operating activities was more than offset by cash provided by investing activities in 2011. In 2010, the level of cash and cash equivalents increased $49.2 million to $967.8 million.
Cash provided by investing activities was $666.2 million in 2011, a decrease from $1.3 billion during 2010. Cash provided by investing activities was primarily driven by a reduction in the size of the loan portfolio totaling $596.7 million and a $254.3 million decline in interest-bearing cash in 2011. Activity related to the available for sale securities portfolio resulted in $179.7 million decline in cash as purchases more than offset sales and maturities during the first half of 2011.
Net cash used by financing activities was $226.2 million in 2011 compared to $755.1 million in 2010. In 2011, the decrease in cash from financing activities was primarily driven by the reduction of term borrowings as $623.3 million of the remaining bank notes matured and FHN redeemed subordinated debentures (TRUPs at 8.07 percent) in 2011. Funds from short-term borrowings declined $101.7 million primarily due to reduction in funding from Fed Funds Purchased. The decline in cash from financing activities was partially offset by an increase in deposits during 2011. In 2010, net cash used by financing activities was also affected by reductions in short-term and term borrowings which was mitigated by higher deposits.
Net cash used by operating activities was $297.4 million in 2011 compared to $517.2 million in 2010. In 2011, significant adjustments of net income to arrive at cash used by operating activities included the repurchase and foreclosure provision, deferred tax expense, and changes in operating assets and liabilities. Cash used by operating activities was primarily driven by capital markets’ activities as increases in trading securities and capital markets’ receivables totaling $.9 billion more than offset a $.5 billion increase in capital markets payables and trading liabilities. In 2010, net cash used by operating activities was also primarily driven by capital markets activities with an increase in trading securities and capital markets receivables more than offsetting an increase in operating liabilities and noncash-related income items.
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

For non-recourse loan sales, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made to the purchasers at closing, and also exposure for investment rescission or damages arising from claims that offering documents were materially deficient in the case of loans transferred through proprietary securitizations. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. See Note 9 — Contingencies and Other Disclosures, which is incorporated herein by reference, for detail regarding these transactions and implications on FHN’s potential repurchase obligations and avenues of investment rescission for investors related to loans sold through proprietary securitizations.
Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to make them “whole” for economic losses experienced primarily because of loan delinquencies. Such claims are pursued because purchasers allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims relate to non-recourse whole loans sales to GSEs. FHN also has the potential for financial exposure from loans transferred through proprietary securitizations; however, at this time, FHN has not received repurchase claims from investors of proprietary securitizations alleging FHN breached representations and warranties made at closing. See Note 9 — Contingencies and Other Disclosures for other actions taken by investors of proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus proprietary securitizations.
Origination Data
From 2005 through 2008, FHN originated and sold $69.5 billion of first lien mortgage loans to GSEs. GSE loans originated in 2005 through 2008 account for 94 percent of all repurchase requests/make-whole claims received between the third quarter 2008 divestiture of certain mortgage banking operations and second quarter 2011. Since the 2008 divestiture, FHN has continued the contraction of legacy mortgage banking activities which has resulted in multiple bulk sales of mortgage servicing rights. Consequently, as of June 30, 2011, FHN services only $9.7 billion of the loans that were originated and sold to GSEs thereby eliminating FHN’s visibility into the current performance of a significant amount of the loans sold to GSEs. In addition, from 2000 through 2007, FHN securitized $47.0 billion of first lien loans without recourse. This represents the entire period of FHN’s first lien securitization activities. Of the amount originally securitized, $36.7 billion relates to securitization trusts that are still active as approximately 30 securitization trusts have become inactive due to clean-up calls exercised by FHN. The exercise of cleanup calls resulted in termination of the Pooling and Servicing Agreements and reacquisition of the related mortgage loans. As of June 30, 2011, FHN still services substantially all of the remaining loans transferred through proprietary securitizations.
The following table summarizes the loan composition of the private securitizations of FHN from 2000 through 2007:
Table 14 — Composition of Off-Balance Sheet Proprietary Securitizations

	Original UPB	Original UPB
	for All	for Active	UPB as of
(Dollars in thousands)	Securitizations (a)	Securitizations (a)	June 30, 2011

Loan type:
Jumbo (b)	$27,062,825	$16,786,355	$5,465,332
Alt A	19,946,023	19,946,023	7,727,494

Total proprietary securitizations	$47,008,848	$36,732,378	$13,192,826

Proprietary securitizations were originated during vintage years 2000 through 2007. Does not include amounts related to consolidated securitization trusts.
(a)	Original principal balances obtained from trustee statements.
(b)	UPB as of June 30, 2011 adjusted for clean-up calls exercised by FHN.
The remaining jumbo mortgage loans originated and sold by FHN had weighted average FICO scores of approximately 733 and weighted average CLTV ratios of approximately 77 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher CLTV or DTI ratios, reduced documentation, or other factors. As of June 30, 2011, 10.20 percent of the jumbo mortgage loans were 90 days or more delinquent and 19.79 percent of the Alt-A loans were 90 days or more delinquent .
At June 30, 2011, the repurchase request pipeline contained no repurchase requests related to the first lien securitized loans based on claims related to breaches of representations and warranties. At June 30, 2011, FHN had not reserved for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in securitizations at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.
Active Pipeline
The amount of repurchase and make-whole claims is accumulated into the “active pipeline”. The active pipeline includes the amount of claims for repurchase, make-whole payments, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Private Mortgage Insurance (“PMI”) was required for certain of the loans sold to GSEs and that were securitized. PMI generally was provided for first lien loans that were sold to GSEs or securitized that had a loan-to-value ratio at origination of greater than 80 percent. Although unresolved PMI cancellation notices are not formal repurchase requests, FHN includes these in the active pipeline and in the analysis for estimating loss content for loans sold to GSEs.
For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or PMI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB.
Generally, the amount of a loan subject to a repurchase/make-whole claim or with open PMI issues remains in the active pipeline throughout the appeals process with a GSE or PMI company until parties agree on the ultimate outcome. FHN reviews each claim and PMI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, or repurchase loan or remit make-whole payment, or reflect cancellation of PMI). Contractual agreements with Fannie Mae and Freddie Mac state a response should be completed within 30 days of receiving a repurchase request. Working arrangements with both agencies include regular communications to review the current pipeline as well as address any concerns requiring immediate attention. Given the accumulation of GSE repurchase requests at FHN and backlog at the GSEs, FHN has been able to take additional time as needed to complete repurchase request reviews. At this point, FHN has not suffered any penalties from responses occurring after the 30-day contractual period. The volume of new claims, slow responses from GSEs and PMI companies, and an iterative resolution process contribute to the elevated active pipeline.

The following table provides a rollforward of the active repurchase request pipeline, including related unresolved PMI cancellation notices for the three and six months ended June 30, 2011 and June 30, 2010:
Table 15 — Rollforward of the Active Pipeline

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — April 1, 2011	1,779	$364,256	331	$16,885	13	$1,377	2,123	$382,518
Additions	699	132,677	4	277	20	1,144	723	134,098
Decreases	(725)	(171,009)	(244)	(13,344)	—	—	(969)	(184,353)
Adjustments (a)	23	(1,077)	3	114	(11)	(1,201)	15	(2,164)

Ending balance — June 30, 2011	1,776	$324,847	94	3,932	22	1,320	1,892	$330,099

Legacy mortgage banking PMI cancellation notices:
Beginning balance — April 1, 2011	640	$146,798	—	—	—	—	640	$146,798
Additions	218	48,122	—	—	—	—	218	48,122
Decreases	(266)	(63,702)	—	—	—	—	(266)	(63,702)
Adjustments (a)	(51)	(10,486)	—	—	—	—	(51)	(10,486)

Ending balance — June 30, 2011	541	$120,732	—	—	—	—	541	$120,732

Total ending active pipeline — June 30, 2011 (b)	2,317	$445,579	94	$3,932	22	$1,320	2,433	$450,831

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — January 1, 2011	1,718	$377,735	357	$18,025	12	$1,022	2,087	$396,782
Additions	1,551	295,364	25	1,700	20	1,144	1,596	298,208
Decreases	(1,512)	(348,831)	(289)	(15,851)	—	—	(1,801)	(364,682)
Adjustments (a)	19	579	1	58	(10)	(846)	10	(209)

Ending balance — June 30, 2011	1,776	$324,847	94	3,932	22	1,320	1,892	$330,099

Legacy mortgage PMI cancellation notices:
Beginning balance — January 1, 2011	596	$137,373	—	—	—	—	596	$137,373
Additions	475	104,937	—	—	—	—	475	104,937
Decreases	(465)	(108,191)	—	—	—	—	(465)	(108,191)
Adjustments (a)	(65)	(13,387)	—	—	—	—	(65)	(13,387)

Ending balance — June 30, 2011	541	$120,732	—	—	—	—	541	$120,732

Total ending active pipeline — June 30, 2011 (b)	2,317	$445,579	94	$3,932	22	$1,320	2,433	$450,831

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance — April 1, 2010	834	$173,294	70	$4,023	15	$1,127	919	$178,444
Additions	656	146,205	45	2,805	—	—	701	149,010
Decreases	(222)	(50,495)	(27)	(1,339)	(8)	(306)	(257)	(52,140)

Ending balance — June 30, 2010	1,268	$269,004	88	5,489	7	821	1,363	$275,314

Legacy mortgage banking PMI cancellation notices:
Beginning balance — April 1, 2010	571	$126,026	—	—	—	—	571	$126,026
Additions	152	31,454	—	—	—	—	152	31,454
Decreases	(94)	(21,722)	—	—	—	—	(94)	(21,722)

Ending balance — June 30, 2010	629	$135,758	—	—	—	—	629	$135,758

Total ending active pipeline — June 30, 2010 (b)	1,897	$404,762	88	$5,489	7	$821	1,992	$411,072

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Legacy mortgage banking repurchase/other requests:
Beginning balance – January 1, 2010	702	$149,829	39	$2,335	1	$354	742	$152,518
Additions	1,008	217,903	107	6,349	14	773	1,129	225,025
Decreases	(442)	(98,728)	(58)	(3,195)	(8)	(306)	(508)	(102,229)

Ending balance – June 30, 2010	1,268	$269,004	88	5,489	7	821	1,363	$275,314

Legacy mortgage PMI cancellation notices:
Beginning balance – January 1, 2010	452	$103,170	—	—	—	—	452	$103,170
Additions	368	79,120	—	—	—	—	368	79,120
Decreases	(191)	(46,532)	—	—	—	—	(191)	(46,532)

Ending balance – June 30, 2010	629	$135,758	—	—	—	—	629	$135,758

Total ending active pipeline – June 30, 2010 (b)	1,897	$404,762	88	$5,489	7	$821	1,992	$411,072

(a)	Generally, adjustments reflect reclassifications between repurchase requests and PMI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests related to HELOCs sold in connection with branch sales.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2010 and 2011:
As of June 30, 2011, GSEs account for 97 percent of all actual repurchase/make-whole requests in the pipeline and 83 percent of the total active pipeline, inclusive of PMI cancellation notices and all other claims. For loans in the active pipeline for which FHN has received notification of PMI cancellation, 58 percent relate to loans sold to GSE’s. Consistent with originations, a majority of GSE claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. However, in late 2010, and continuing through second quarter 2011, the mix of repurchase/make-whole requests began to shift towards the 2008 origination vintage from the earlier vintages.
The most common reasons for GSE repurchase demands are claimed misrepresentations related to missing documents in the loan file, issues related to employment and income (such as misrepresented stated-income or falsified employment documents and/or verifications), and undisclosed borrower debt. Since the 2008 divestiture, less than full documentation loans accounted for approximately 25 percent of GSE repurchase and make-whole claims while approximately 75 percent of the claims have resulted from loans originated as full documentation loans. The proportion of originations versus repurchase/make-whole claims between documentation-type has remained relatively unchanged since 2008. Additionally, total repurchase and makewhole claims related to private whole loan sales of sub-prime and option adjustable-rate mortgages have accounted for less than 5 percent of all claims since the divestiture in 2008.

The following table provides information regarding resolutions (outflows) of the active pipeline during the three and six month periods ended June 30, 2011 and 2010:
Table 17 — Active Pipeline Resolutions and Other Outflows

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
(Dollars in thousands)	Number	UPB (a)	Number	UPB (a)

Repurchase, make-whole, settlement resolutions	306	$67,646	153	$33,807
Rescissions or denials	667	$106,719	95	15,345
Other, PMI, information requests	262	$73,690	103	24,710

Total resolutions	1,235	$248,055	351	$73,862

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
(Dollars in thousands)	Number	UPB (a)	Number	UPB (a)

Repurchase, make-whole, settlement resolutions	634	$137,750	311	$63,402
Rescissions or denials	1,091	$197,952	137	25,564
Other, PMI, information requests	541	$137,171	251	59,795

Total resolutions	2,266	$472,873	699	$148,761

(a)	When available, FHN uses current UPB in all cases. If current UPB is unavailable, the original loan amount is substituted for current UPB. When neither is available, the claim amount is used as an estimate of current UPB.
Total resolutions disclosed in Table 17 — Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 15. The UPB of actual repurchases, make-whole, settlement resolutions, which was $67.6 million during second quarter 2011, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience, FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 18 — Reserves for Repurchase and Foreclosure Losses.
Rescissions or denials, which were $106.7 million in second quarter 2011, represent the amount of repurchase requests and make-whole claims where FHN was able to resolve without incurring losses. While cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture, the repurchase and make-whole rescission rate in second quarter 2011 was nearly 60 percent as more recent repurchase requests have been successfully appealed primarily due to the nature of more recent claims. Other, PMI, information requests, which were $73.7 million during second quarter 2011, includes providing information to claimant, issues related to PMI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with PMI companies, including situations where PMI was ultimately cancelled. While FHN has assessed the loans with PMI issues for loss content in estimating the repurchase liability, FHN will not realize loss (a decrease of the repurchase and foreclosure liability) unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.
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
In order to incorporate more current events, such as the level of repurchase requests or PMI cancellation notices, FHN then overlays management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests related to breach of representations and warranties, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and cumulative average rescission rates between 45 percent and 55 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels. On June 30, 2011, the active pipeline was $450.8 million with over 90 percent of all unresolved repurchase and make-whole claims relating to loans sold to GSEs.
For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been cancelled. When assessing loss content related to loans where PMI has been cancelled, FHN first reviews the amount of unresolved PMI cancellations that are in the active pipeline and adjusts for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applies loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved PMI pipeline for loans that were sold to GSEs. For GSE PMI cancellation notices, the methodology for determining the accrued liability contemplates a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN has been less successful in favorably resolving mortgage insurance cancellation notifications with PMI companies. Loss severity rates applied to GSE PMI cancellation notifications are consistent with those applied to actual GSE claims. For GSE PMI cancellation notifications where coverage has been ultimately cancelled and are no longer included in the active pipeline, FHN applies a 100 percent repurchase rate in anticipation that such loans ultimately will result in repurchase/make-whole requests from the GSEs since PMI coverage for certain loans is a GSE requirement. In determining adequacy of the repurchase reserve, FHN considered $208.9 million in UPB of loans sold where PMI coverage was cancelled for all loan sales and securitizations.
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

The following table provides a rollforward of the repurchase liability by loan product type for the three and six months ended June 30, 2011 and 2010:
Table 18 — Reserves for Repurchase and Foreclosure Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

First Liens
Beginning balance	$180,945	$117,906	$176,283	$104,463
Provision for repurchase and foreclosure losses	24,563	58,024	66,284	91,874
Net realized losses	(38,263)	(19,996)	(75,321)	(40,403)

Ending balance	$167,245	$155,934	$167,246	$155,934

Second Liens
Beginning balance	$2,055	$8,094	$6,571	$1,269
Provision for repurchase and foreclosure losses	—	(2,028)	(4,517)	4,797
Net realized losses	—	—	—	—

Ending balance	$2,055	$6,066	$2,054	$6,066

HELOC
Beginning balance	$2,589	$2,781	$2,589	$2,781
Provision for foreclosure losses	—	—	—	—
Net realized losses	—	(178)	—	(178)

Ending balance	$2,589	$2,603	$2,589	$2,603

Total Reserves for Repurchase and Foreclosure Losses
Beginning balance	$185,589	$128,781	$185,443	$108,513
Provision for repurchase and foreclosure losses	24,563	55,996	61,767	96,671
Net realized losses	(38,263)	(20,174)	(75,321)	(40,581)

Ending balance	$171,889	$164,603	$171,889	$164,603

The liability for repurchase and foreclosure losses was $171.9 million as of June 30, 2011, compared to $164.6 million as of June 30, 2010. The increase in the liability since second quarter 2010 is primarily a result of growth in the active pipeline and continued inflow of new claims during 2010 through second quarter 2011. In second quarter 2011, FHN recognized expense of $24.6 million to increase the repurchase and foreclosure liability compared with $56.0 million in 2010. Generally, since the divestiture of the legacy mortgage banking business in 2008, the amount of inflow into the active pipeline increased each quarter until the end of 2010. However, pipeline inflows and the ending active pipeline declined from the end of 2010 with a greater amount of resolutions than new claims in second quarter 2011. In the second quarter of 2011 and 2010, success rates on putbacks and the loss severity rates applied to the pipeline inflow was generally consistent in both periods.
Net realized losses for the repurchase of first lien loans or make-whole payments increased to $38.3 million during 2011 compared with $20.2 million during 2010. The first lien net realized losses in Table 18 reflect net losses on $67.6 million of repurchase, make-whole, and settlement resolutions reflected in Table 17 — Active Pipeline Resolutions and Other Outflows. In 2011, the net realized losses incurred were 57 percent of the UPB of repurchase/make-whole requests resolved through the second quarter. In 2010, first lien net realized losses were $20.2 million representing a 60 percent actual loss severity.
Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased in second quarter 2011 was $20.0 million compared with $28.8 million during 2010. As of June 30, 2011, the UPB of all repurchased loans in HFS was $114.3 million with an associated fair value of $70.3 million. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet. Refer to the discussion of repurchase and foreclosure reserves under Critical Accounting Policies and also Note 9 — Contingencies and Other Disclosures for additional information regarding FHN’s repurchase obligations.

Industry Repurchase Trends
FHN, like many other financial institutions that originated and sold significant amounts of mortgage loans, has experienced elevated exposure to repurchase obligations from buyers. More recently, at least one industry participant has announced that a settlement has been reached with institutional private investors in securitizations (although still subject to court approval). Additionally, others have reached settlements with GSEs in order to reduce future repurchase requests and mitigate losses for the respective financial institution for the repurchase of loans.
There are several reasons that could cause FHN’s exposure and associated losses to differ from the experience of others within the industry or to diverge from FHN’s experience to date with GSEs. For proprietary securitizations, variations in product mix of loan originations and investors during those periods could create disparities in the ultimate exposure to repurchase obligations between FHN and others within the industry. For example, FHN transferred jumbo and Alt-A first lien mortgage loans in proprietary securitizations whereas others within the industry could have a mix that includes larger amounts of sub-prime loans which could result in varying amounts of repurchase exposure. The performance of loans securitized by FHN versus industry peers could also create dissimilarities in exposure and associated losses.
Additionally, FHN has a finite amount of loans that are subject to potential repurchase obligations. While FHN was an originator and servicer of residential mortgage loans and HELOCs during the years preceding the collapse of the housing market, substantially all of its mortgage banking operations was sold in third quarter 2008. Therefore, all originations ceased through this national channel while industry peers continue to originate loans.
Other reasons FHN’s experience could deviate from industry peers or otherwise include: (1) FHN has limited insight into industry peers’ estimation methodologies; (2) other companies may have better access to the current status of the loans they sold due to their retention of servicing for those loans; and (3) the current environment, where purchasers of loans are under significant pressure to reduce losses, has no recent historical precedent and therefore is inherently unpredictable. With the sale of national mortgage banking operations and the strategic decision to focus on core banking businesses, FHN executed numerous bulk sales of its servicing portfolio (primarily GSE loans) to various buyers. Prior to the sale, the UPB of the loans in the servicing portfolio was approximately $98 billion compared with approximately $26 billion as of June 30, 2011. While FHN continues to service substantially all of the loans sold through proprietary securitizations, only $9.7 billion of the loans that were sold to GSEs continue to be serviced by FHN. For loans originated and sold but no longer serviced, FHN does not have visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity that may reduce repurchase exposure or impact reserve estimation.
Reinsurance Obligations
A wholly-owned subsidiary of FHN entered into agreements with several providers of private mortgage insurance whereby the subsidiary agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the PMI premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors varied for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involved the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performed an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor had been penetrated. Management obtained the assistance of a third-party actuarial firm in developing its estimation of loss content. This process included consideration of factors such as delinquency trends, default rates, and housing prices which were used to estimate both the frequency and severity of losses. No new reinsurance arrangements were initiated after 2008. As of June 30, 2011, FHN had settled all of its reinsurance obligations with primary insurers through termination of the related reinsurance agreement and transfer of the associated trust assets.

The following table provides a rollforward of the reinsurance reserve for the periods ended June 30, 2011 and 2010:
Table 19 — Reserves for Reinsurance Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2011	2010	2011	2010

Beginning balance	$1,698	$29,480	$11,187	$29,321
Expense recognized	—	(1,267)	—	(789)
Payments to primary insurers	—	(1,490)	(2,757)	(1,809)
Reduction of liability from settlements	(1,698)	(13,589)	(8,430)	(13,589)

Ending balance	$—	$13,134	$—	$13,134

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
Regulatory Matters
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Law”) mandates significant change across the industry and authorizes many expansive new regulations to be issued in the future. It is uncertain at this time exactly how the Reform Law and associated regulations will affect FHN and the industry. It is likely, however, that in the foreseeable future the Reform Law will result in increased compliance costs and risk while also reducing revenues and margins of certain products. Because the full impact of the Reform Law may not be known for some time, FHN will continue to assess the effect of the legislation on the Company as the associated regulations are adopted.
The Durbin Amendment to the Reform Law empowers the Federal Reserve Board (“FRB”) to set prices for debit interchange services that banks provide. In second quarter 2011, the FRB finalized the debit card interchange rule capping base fees at 21 cents per transaction with an additional 5 basis points available to cover fraud losses. Based on this final ruling, it estimated that FHN ’s annual revenue from interchange fees could by reduced by approximately $15 million to $20 million. A substantial portion of the lost revenue should be mitigated by increasing transactional and product fees, modification of deposit products, and reducing fee waivers.
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

By the end of 2010, FHN had reviewed its foreclosure processes relating to its portfolio loans and no material issues were identified. FHN has continued to review and revise its foreclosure processes, as appropriate, in coordination with loss mitigation practices and to continue to monitor these processes with the goal of conforming them to changing servicing requirements as appropriate.
FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation of the still-owned portion of FHN’s mortgage servicing portfolio are outsourced through a subservicing arrangement (“the 2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). Regarding the subserviced loan portfolio, under the terms of the 2008 subservicing agreement, the subservicer is required to service the loans covered in accordance with: applicable law, including regulatory requirements; applicable servicing requirements as set forth in sale, securitization, agency guide, insurer, investor agreements; the mortgage loan documents; and accepted servicing practices of a prudent mortgage lending servicer including evolving interpretations of applicable servicing requirements including new requirements as defined in the subservicing agreement. The 2008 subservicing agreement also contains a provision allowing the 2008 subservicer to follow FHN’s practices as they existed for the 180 days prior to August 2008 if they are followed in all material respects utilizing personnel of equivalent experience and existing systems and processes unless and until the 2008 subservicer becomes aware that the servicing practices do not comply with applicable servicing requirements. The 2008 subservicer would be required to indemnify FHN for breach of the terms of the 2008 subservicing agreement or for continuing a practice with knowledge that it violated accepted servicing requirements. FHN has worked with the 2008 subservicer to stay abreast of evolving regulatory, investor and where applicable, judicial requirements relating to foreclosures and loss mitigation and insure their implementation.
The Office of the Comptroller of the Currency (“OCC”) and other banking regulators have completed examinations of the foreclosure practices of 14 federally regulated mortgage servicers, including FHN’s 2008 subservicer, and have announced that they have entered into consent decrees with several of the institutions that impose new servicing standards in the areas of foreclosure and loss mitigation. The 2008 subservicer has advised FHN that it has implemented or is in the process of implementing the new servicing standards. As a result of the above examinations, on June 30, 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management in OCC Bulletin 2011-29 setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, and testing and file reviews. The Supervisory Guidance incorporates by reference the April 2011 Interagency Review of Foreclosure Practices which incorporates the foreclosure practices examinations findings referenced above and OCC third-party vendor management requirements including the application of such requirements to entities including law firms involved in the foreclosure process. If weaknesses are discovered in the foreclosure management process through the self-assessment, corrective action is required including remediation where appropriate for financial harm to borrowers. FHN is reviewing the Supervisory Guidance and anticipates utilizing a third party for its self-assessment of mortgage servicing in the areas of loss mitigation and foreclosure practices. Going forward, FHN’s assessment will include its new subservicer (see discussion regarding new subservicer under the “Mortgage Subservicing Agreement” section). In connection with the 2008 subservicer’s self assessment, FHN will cooperate with the prior subservicer to identify any servicing deficiencies in foreclosure and loss mitigation that impact FHN’s subserviced loans.
In addition, the attorneys general of all 50 states have concluded a joint investigation of foreclosure practices across the industry and issued a 27 page settlement “term sheet” outlining sweeping changes in servicing practices and substantial penalties. The media have reported that the attorneys general, the Justice Department, the Department of HUD, the Federal Trade Commission, and the Treasury Department are attempting to negotiate a settlement with several large mortgage servicers. FHN is not a party to those discussions and FHN’s 2008 subservicer has advised it has not been involved in those discussions. Although FHN is not a party to the settlement discussions, the terms of the final settlement will have an industry wide impact on servicing practices related to loss mitigations and foreclosure.
Also, as it relates to foreclosure practices, there have been both favorable and unfavorable rulings by courts in various states involving the requirements for proof of ownership of securitized mortgage loans. The ultimate impact of these decisions on the procedures and documentation required to foreclose securitized mortgage loans is not yet fully developed but could be unfavorable. FHN continues to work with its 2008 subservicer and foreclosure counsel with the goal of ensuring that appropriate proof of ownership and documentation is presented at the time of each foreclosure proceeding.
FHN anticipates industry wide changes in foreclosure and loss mitigation practices in response to the new servicing standards introduced by the OCC including those identified in OCC Supervisory Guidance and other federal regulators in the consent decrees, the FRB’s proposal on servicing practices, regulations issued by the Consumer Finance Protection Bureau, and state laws modifying foreclosure and loss mitigation requirements. FHN cannot predict the costs of implementing the new servicing requirements. It also remains unclear what actions will be taken by individual states through attorneys general or other third parties including borrowers, related to foreclosure and loss mitigation practices in the industry or specific actions by FHN or by its subservicer. FHN cannot predict the amount of additional operating costs related to foreclosure delays including required process changes, increased default services, extended periods of servicing advances and the recoverability of such advances, legal expenses, or other costs that may be incurred as a result of the internal reviews or external actions. Accordingly, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to uncertainty related to these matters. No reserve has been established.
Subserviced Loan Modification Programs
The significant increase in the volume of delinquencies and defaults in residential mortgage loans coupled with the complexities of various loan modification programs has resulted in increased subservicing costs, expanded regulatory supervision, and increased exposure to borrower and investor complaints and litigation.
Since 2008, residential mortgage loan servicers have implemented numerous loan modification and foreclosure relief programs according to evolving investor requirements, applicable laws and accepted servicing practices. Approximately 140,000 residential mortgage loans were subserviced for FHN as of June 30, 2011, consisting primarily of GSE loans and loans in proprietary securitizations. Loss mitigation programs are available to eligible borrowers with GSE and securitization loans. The programs implemented by the GSEs are based largely on the HAMP and other programs developed by federal agencies. The loans in proprietary securitizations are subject to proprietary modification guidelines developed by FHN in compliance with the terms of the securitization agreements. FHN’s proprietary modification program conforms to industry practices as it relates to the specific requirements of securitized loans.
Mortgage Subservicing Agreement
FHN maintains a sizeable mortgage servicing portfolio from legacy mortgage operations which has been subserviced by the purchaser of the national mortgage business since 2008. The 2008 subservicing agreement will expire in August 2011. FHN has entered into a contract with a new subservicer that will take over the servicing of these mortgage loans for FHN. FHN currently expects that under the new subservicing agreement, FHN’s direct expense from subservicing fees will increase by approximately $3 million to $4 million per quarter, which are expected to be offset in part by improved loss mitigation results and reduced losses overall. In connection with the new subservicing agreement, FHN expects to incur approximately $5 million to $6 million of transaction costs associated with the transition in third quarter 2011.
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
ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, and (3) it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking, non-strategic, and corporate segments. A management committee comprised of representatives from Risk Management, Finance, and Credit performs a quarterly review of the assumptions used and FHN’s ALLL analytical models, qualitative assessments of the loan portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, as a part of Enterprise Risk reporting and discussion, management addresses credit reserve adequacy and credit losses with the Executive and Risk Committee of FHN’s Board of Directors.
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
Table 20 — Prepayment Assumptions

	Three Months Ended
	June 30
	2011	2010

Prepayment speeds
Actual	17.5%	16.3%
Estimated*	20.6	24.5

*	Estimated prepayment speeds represent average monthly prepayment speed estimates for each of the periods presented.
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
Float Income: Estimated float income is driven by expected float balances (principal, interest, and escrow payments that are held pending remittance to the investor or other third-party) and current market interest rates, including the thirty-day LIBOR and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair value of MSR. FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of MSR. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of

MSR is reasonable when compared to market information. On June 30, 2011 and 2010, FHN determined that its MSR valuations and assumptions were reasonable based on the price discovery process.
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
REPURCHASE AND FORECLOSURE LIABILITY
Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. From 2005 through 2008, FHN originated and sold $69.5 billion of such loans to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of such loans without recourse in proprietary transactions. Of the amount originally securitized, $36.7 billion relates to securitization trusts that are still active.
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
For loans sold or securitized without recourse, FHN has obligations to either repurchase the loan for its outstanding principal balance or make the purchaser whole for the economic benefits of the loan if it is determined that the loan sold was in violation of representations or warranties made by FHN upon closing of the sale. Contractual representations and warranties vary significantly depending upon the transaction to transfer interests in the loans. Typical whole loan sales include relatively broad representations and warranties, while proprietary securitizations include more limited representations and warranties. Refer to the Repurchase and Related Obligations from Loans Originated for Sale within MD&A for a discussion of representation and warranties for loans sold or securitized.
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
In order to incorporate more current events, such as the level of repurchase requests or PMI cancellation notices, FHN then overlays management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests (“the active pipeline”) related to breach of representations and warranties, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and cumulative average rescission rates between 45 percent and 55 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels. On June 30, 2011, the active pipeline was $450.8 million with over 90 percent of all unresolved repurchase and make-whole claims relating to loans sold to GSEs.
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
Active Pipeline
FHN has received a majority of the repurchase requests from loans that were sold to GSEs through whole loan sales with a smaller amount from investors in private whole loan sales. Generally, loan delinquency prompts a GSE’s initial review of a loan file for violations of contractual representations and warranties. Currently, FHN services only $9.7 billion of the loans sold to GSEs and therefore has no visibility into the current status (i.e., current UPB, delinquency, refinance activity, etc.) of the loans that were sold that FHN no longer services. This presents uncertainty in estimating future repurchase claims from GSEs without knowing the current performing status of loans sold potentially subject to contractual representations and warranties. Uncertainty also exists in estimating repurchase obligations due to incomplete knowledge regarding the status of investors’ reviews. A sizeable percentage of the active pipeline is related to notices of private mortgage insurance cancellations. In determining adequacy of the repurchase reserve, FHN considered $208.9 million in UPB of loans sold where PMI coverage was lost which inherently presents additional uncertainty when estimating probable incurred losses as it is difficult to predict the amount of PMI cancellations that will ultimately materialize into formal repurchase requests. To date, a majority of PMI cancellation notices have involved loans sold to GSEs, and no repurchase requests have yet arisen from PMI cancellations involving securitized loans. At June 30, 2011, all estimated loss content arising from PMI cancellation matters related to loans sold to GSEs.
Loans Sold With Full or Limited Recourse
In addition, certain mortgage loans were sold to investors with limited or full recourse in the event of mortgage foreclosure. FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. On June 30, 2011 and 2010, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $52.3 million and $64.2 million, respectively.
Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (“FHA”) and Veterans Administration (“VA”). FHN continues to absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure. On June 30, 2011 and 2010, the outstanding principal balance of loans sold with limited recourse arrangements (primarily VA loans) where some portion of the principal is at risk and serviced by FHN was $3.1 and $3.2 billion, respectively. Additionally, on June 30, 2011 and 2010, $.7 billion and $.9 billion, respectively, of mortgage loans (primarily FHA insured) were outstanding which were sold under limited recourse arrangements where the risk is limited to interest and servicing advances.
Repurchase and Foreclosure Liability
FHN has evaluated its exposure under all of these obligations, including a smaller amount related to equity-lending junior lien loan sales, and accordingly, has reserved for losses of $171.9 million and $164.6 million as of June 30, 2011 and 2010, respectively. Liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense is included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. At June 30, 2011, FHN had not accrued for exposure for repurchase of loans related to proprietary securitizations arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that offering documents under which the loans were securitized were materially deficient. See Note 9 — Contingencies and Other Disclosure and the Repurchase and Related Obligations from Loans Originated for Sale section in this MD&A for additional information regarding FHN’s repurchase and make-whole obligations.
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
Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. As such, FHN engages an independent valuation expert to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. The 2010 assessment for the regional banking reporting unit utilized three separate methodologies: a discounted cash flow model, a comparison to similar public company’s trading values and a comparison to recent acquisition values. A weighted average calculation was performed to determine the estimated fair value of the regional banking reporting unit. A discounted cash flow methodology was utilized in determining the fair value of the capital markets reporting unit. The valuations as of October 1, 2010 indicated no goodwill impairment in any of the reporting units. As of the measurement date, the fair value of regional banking and capital markets exceeded their carrying values by 33 percent and 245 percent, respectively.
Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using appropriate valuation methodologies and inputs, including utilization of market observable data and internal cash flow models. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the regional banking and capital markets business segments. As of June 30, 2011, the corporate and non-strategic segments had no associated goodwill. In first quarter 2011, the non-strategic segment recognized goodwill impairment of $10.1 million related to the contracted sale of FHI. FHN allocated a portion of the goodwill from the applicable reporting unit to the asset group held for sale in determining the carrying value of the disposal group. In determining the amount of impairment, FHN compared the carrying value of the disposal group to the estimated value of the contracted sale price, which primarily included observable inputs in the form of financial asset values but which also included certain non-observable inputs related to the estimated values of post-closing events and contingencies. Impairment of goodwill was recognized for the excess of the carrying amount over the fair value of the disposal group. Reporting units have been defined as the same level as the operating business segments.

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
Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. The balance sheet method is used to determine deferred taxes. Under this method, the net DTA or DTL is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test. If the “more likely than not” test is not met a valuation allowance must be established against the deferred tax asset. On June 30, 2011, FHN’s net DTA was $176 million with no related valuation allowance. FHN evaluates the likelihood of realization of the net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at June 30, 2011, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized $176 million net DTA is more likely than not.
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
ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires that net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also provides that regardless of the method used to present comprehensive income, presentation is required on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 does not change the current option for entities to present components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. The provisions of ASU 2011-05 are effective for periods beginning after December 15, 2011, with retrospective application to all periods presented in the financial statements required. Early adoption of the provisions in ASU 2011-05 is permitted, and no transition disclosures are required upon adoption. FHN is currently assessing the effects of adopting the provisions of ASU 2011-05.
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 provides that the highest-and-best use and valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of nonfinancial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity’s net exposure to a particular market risk, or to the credit risk of a particular counterparty, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, the market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820’s prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or discount into the measurement at the level of the unit of account specified in other guidance. ASU 2011-04 also provides that an entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds the instruments as assets. Under ASC 820, as amended, expanded disclosures are required including disclosure of quantitative information about significant unobservable inputs used in Level 3 fair value measurements, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. Additional disclosures required under ASU 2011-04 include disclosure of fair value by level for each class of assets and liabilities not recorded at fair value but for which fair value is disclosed, and disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers. The provisions of ASU 2011-04 are effective for periods beginning after December 15, 2011, with disclosure of the change, if any, in valuation technique and related inputs resulting from application of the amendments to ASC 820 required upon adoption, along with quantification of the total effect of the change, if practicable. FHN is currently assessing the effects of adopting the provisions of ASU 2011-04.
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
In April 2011, the FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides that a situation in which a market rate is not readily available is an indicator of a troubled debt restructuring, but not a determinative factor, and that an assessment should consider all modified terms of the restructuring when making a final determination regarding a troubled debt restructuring designation. ASU 2011-02 also provides that a modification that results in a temporary or permanent increase to the contractual interest rate cannot be presumed to be a rate that is at or above market. ASU 2011-02 explicitly precludes creditors from using the borrower’s effective rate test in FASB Accounting Standards Codification 470-60, “Debt-Troubled Debt Restructuring by Debtors” (“ASC 470-60”) in its evaluation of whether a modification was executed at a market rate. Under the provisions of ASU 2011-02, a borrower that is not currently in default may still be considered to be experiencing financial difficulty when default is probable in the foreseeable future. ASU 2011-02 provides factors that an entity should consider when determining whether a delay in amount of payments is significant, as insignificant delays in cash flows would not be considered a concession to a borrower under its provisions. The provisions of ASU 2011-02 are effective for periods beginning after June 15, 2011, with retrospective application to the beginning of the annual period of adoption for identification and disclosure purposes, and prospective application for impairment purposes.
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

NON-GAAP Information
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 21 — Non-GAAP to GAAP Reconciliation

	Three Months Ended
	June 30
(Dollars in thousands)	2011	2010

Net interest income adjusted for impact of FTE (Non-GAAP):
Regional Banking:
Net interest income (GAAP)	$137,080	$138,179
Fully taxable equivalent (“FTE”) adjustment	1,353	427

Net interest income adjusted for impact of FTE (Non-GAAP)	$138,433	$138,606

Capital Markets:
Net interest income (GAAP)	$5,564	$4,824
Fully taxable equivalent (“FTE”) adjustment	76	66

Net interest income adjusted for impact of FTE (Non-GAAP)	$5,640	$4,890

Corporate:
Net interest income (GAAP)	$445	$1,113
Fully taxable equivalent (“FTE”) adjustment	68	35

Net interest income adjusted for impact of FTE (Non-GAAP)	$513	$1,148

Non-Strategic:
Net interest income (GAAP)	$29,771	$37,948
Fully taxable equivalent (“FTE”) adjustment	—	—

Net interest income adjusted for impact of FTE (Non-GAAP)	$29,771	$37,948

Total Consolidated:
Net interest income (GAAP)	$172,860	$182,064
Fully taxable equivalent (“FTE”) adjustment	1,497	528

Net interest income adjusted for impact of FTE (Non-GAAP)	$174,357	$182,592

	June 30		December 31
(Dollars in thousands)	2011	2010	2010

Tier 1 Common (Non-GAAP):
Tier 1 capital (a)	$2,818,535	$3,499,759	$2,812,471
Less: Preferred stock capital surplus — CPP	—	806,856	—
Less: Noncontrolling interest — FTBNA preferred stock (b) (c)	294,816	294,816	294,816
Less: Trust preferred (d)	200,000	300,000	200,000

Tier 1 common (Non-GAAP)	$2,323,719	$2,098,087	$2,317,655

(a)	Defined by and calculated in conformity with bank regulations.

(b)	Represents FTBNA preferred stock included in noncontrolling interest.

(c)	Included in total equity on the Consolidated Condensed Statements of Condition.

(d)	Included in term borrowings on the Consolidated Condensed Statements of Condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in
(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 100 of this report and the subsections entitled “Market Risk Management” appearing on page 101 and “Interest Rate Risk Management” appearing on page 103 of this report,

(b)	Note 15 to the Consolidated Condensed Financial Statements appearing on pages 49-54 of this report,

(c)	Management’s Discussion and Analysis of Results of Operations and Financial Condition appearing in FHN’s 2010 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 53 of that Report and the subsections entitled “Market Risk Management” appearing on page 54 and “Interest Rate Risk Management” appearing on pages 56-58 of that Report, and

(d)	Note 25 to the Consolidated Financial Statements appearing on pages 191-197 of FHN’s Annual Report to shareholders, all of which materials are incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Financial Statements, and related Notes appearing in FHN’s 2010 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2010. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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
The “Contingencies” section of Note 9 to the Consolidated Condensed Financial Statements beginning on page 26 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors
The following supplements and updates the “Regulatory, Legislative, and Legal Risks” discussion in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Since our Annual Report on Form 10-K for the year ended December 31, 2010 was filed, the following key rulemaking actions have been proposed or finalized. Many were initiated under or are related to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“DF Act”).
•	Final regulations under the DF Act’s so-called Durbin Amendment have been issued. Effective October 1, they severely cap the interchange fees which banks are able to charge merchants for debit card transactions. Although the cap under the final rule is higher than what had been proposed, it represents a substantial reduction compared to the rates that prevailed in the market prior to the DF Act. We presently expect that the final Durbin rules will cost our Bank approximately $15 million to $20 million annually in lost revenues. Industry debit card practices and fee structures are adjusting in an attempt to recoup a portion of the lost revenues, and we are making changes in those areas as well. That transition phase is not complete and it remains uncertain how the adjustment process will affect us in the long run.
•	The Office of the Comptroller of the Currency (“OCC”) has issued supervisory guidance regarding consumer foreclosure practices applicable to national banks, including our Bank. The guidance draws upon industry regulators’ recent experience with 14 large mortgage servicing companies. The guidance requires our Bank to conduct a self-assessment of its past and present foreclosure practices and submit a report to the OCC regarding its outcome. The guidance also requires our Bank to monitor its first-lien mortgage servicing vendors, to follow certain governance practices, and to take corrective action regarding any deficiencies or weaknesses uncovered in the assessment. Our Bank believes that corrective action is intended to include remediation for customers who have experienced financial harm as a result of such deficiencies. The ultimate financial impact to our Bank of this assessment and remediation process is unknown.
•	The OCC, among other agencies, has proposed stress-testing guidance that would be applicable to us and other larger financial institutions. Although the guidance is not intended to implement capital and liquidity requirement changes under the DF Act, it is likely to be coordinated with that effort in the future. Increases in capital and liquidity requirements could increase dilution of common shareholders by requiring stock to be issued and remain outstanding, and could constrain revenues by restricting the amount of capital which can be loaned to customers or put to other highly productive uses.
•	The Securities and Exchange Commission (“SEC”) has adopted final rules implementing a whistleblower bounty provision of the DF Act. Although it is unknown how this rule will impact us in the future, eventually it is likely to increase our costs of dealing with certain types of employment disputes and it could weaken the effectiveness of our “hotline” and other internal reporting processes.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table, including the explanatory notes, is incorporated herein by reference to Table 8 and the explanatory notes included in Item 2 of Part I — First Horizon National Corporation — Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 86.

Item 3	Defaults upon Senior Securities
None

Item 4	[Reserved]

Item 5	Other Information
(a)	Determination of Frequency of Advisory Vote on Executive Compensation

On April 19, 2011, the Company held its annual meeting of shareholders. Vote item #3 was an advisory proposal regarding the frequency of conducting an advisory vote on executive compensation at the Company’s annual meeting of shareholders. The choices were “every year,” “every two years,” and “every three years.” The Board of Directors recommended “every year.” As reported in the Company’s Current Report on Form 8-K dated April 18, 2011, the “every year” choice received a substantial majority of the votes cast by the Company’s shareholders.

On July 18, 2011, the Board determined that an advisory vote on executive compensation will be conducted every year.

(b)	Certain Changes in Director Nomination Process

None.

Item 6	Exhibits
(a) Exhibits.

Exhibit No.	Description
3.2	Bylaws of First Horizon National Corporation, as amended and restated July 18, 2011, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated July 18, 2011.

4*	Instruments defining the rights of security holders, including indentures.

10.1**	Conformed copy of Retirement Agreement with Charles G. Burkett, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 27, 2011.

13	Management’s Discussion and Analysis of Results of Operations and Financial Condition appearing in FHN’s 2010 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 53 of that Report and the subsections entitled “Market Risk Management” appearing on page 54 and “Interest Rate Risk Management” appearing on pages 56-58 of that Report, and Note 25 to the Consolidated Financial Statements appearing on pages 191-197 of FHN’s Annual Report to shareholders, all of which materials have been incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Financial Statements, and related Notes appearing in FHN’s 2010 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2010. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)***	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)***	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101****	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL:
(i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2011 and 2010 and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase

101.DEF****	XBRL Taxonomy Extension Definition Linkbase

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.

***	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.

****	To be furnished by amendment.
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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: August 5, 2011	By:	/s/ William C. Losch III
		Name:	William C. Losch III
		Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	Bylaws of First Horizon National Corporation, as amended and restated July 18, 2011, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated July 18, 2011.

4*	Instruments defining the rights of security holders, including indentures.

10.1**	Conformed copy of Retirement Agreement with Charles G. Burkett, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 27, 2011.

13	Management’s Discussion and Analysis of Results of Operations and Financial Condition appearing in FHN’s 2010 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 53 of that Report and the subsections entitled “Market Risk Management” appearing on page 54 and “Interest Rate Risk Management” appearing on pages 56-58 of that Report, and Note 25 to the Consolidated Financial Statements appearing on pages 191-197 of FHN’s Annual Report to shareholders, all of which materials have been incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Financial Statements, and related Notes appearing in FHN’s 2010 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2010. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)***	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)***	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101****	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL:
(i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2011 and 2010 and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase

101.DEF****	XBRL Taxonomy Extension Definition Linkbase

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.

***	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.

****	To be furnished by amendment.
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