Form 10-Q/A
period 2011-06-30
FIRST HORIZON NATIONAL CORP
filed 2011-08-31
CIK 36966

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

Item 6 Exhibits
SIGNATURES
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
The sole purpose of this report on Form 10-Q/A (“Amendment No. 1”) to First Horizon National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “June 30 Form 10-Q”), as filed with the Securities Exchange Commission on August 5, 2011, is to furnish Exhibit 101 to the June 30 Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 furnishes the following financial and related information from the June 30 Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2011 and 2010 and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited).
Users of this data are advised pursuant to Rule 401 of Relation S-T that the information contained in the XBRL documents is unaudited and these are not official publicly filed financial statements of First Horizon National Corporation. No other changes have been made to the June 30 Form 10-Q. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the June 30 Form 10-Q or modify or update any disclosures made in the June 30 Form 10-Q.
Users of the data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6 Exhibits
(a) Exhibits.

Exhibit No.	Description
3.2*	Bylaws of First Horizon National Corporation, as amended and restated July 18, 2011, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated July 18, 2011.

4*	Instruments defining the rights of security holders, including indentures. (1)

10.1*	Conformed copy of Retirement Agreement with Charles G. Burkett, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 27, 2011. (2)

13*	Management’s Discussion and Analysis of Results of Operations and Financial Condition appearing in FHN’s 2010 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 53 of that Report and the subsections entitled “Market Risk Management” appearing on page 54 and “Risk Management — Interest Rate Risk Management” appearing on pages 56-58 of that Report, and Note 25 to the Consolidated Financial Statements appearing on pages 191-197 of FHN’s Annual Report to shareholders, all of which materials have been incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Financial Statements, and related Notes appearing in FHN’s 2010 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2010. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)*	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)*	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)*	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (3)

32(b)*	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (3)

Exhibit No.	Description
101**	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2011 and 2010 and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Previously filed with or incorporated into the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (filed on August 5, 2011).

**	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1)	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(2)	This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(3)	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.
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

FIRST HORIZON NATIONAL CORPORATION (Registrant)
DATE: August 31, 2011	By:	/s/ William C. Losch III
		Name:	William C. Losch III
		Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2*	Bylaws of First Horizon National Corporation, as amended and restated July 18, 2011, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated July 18, 2011.

4*	Instruments defining the rights of security holders, including indentures. (1)

10.1*	Conformed copy of Retirement Agreement with Charles G. Burkett, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 27, 2011. (2)

13*	Management’s Discussion and Analysis of Results of Operations and Financial Condition appearing in FHN’s 2010 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 53 of that Report and the subsections entitled “Market Risk Management” appearing on page 54 and “Risk Management — Interest Rate Risk Management” appearing on pages 56-58 of that Report, and Note 25 to the Consolidated Financial Statements appearing on pages 191-197 of FHN’s Annual Report to shareholders, all of which materials have been incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Financial Statements, and related Notes appearing in FHN’s 2010 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2010. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)*	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)*	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)*	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (3)

32(b)*	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (3)

101**	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2011 and 2010 and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Previously filed with or incorporated into the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (filed on August 5, 2011).

**	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1)	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

(2)	This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(3)	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.
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